Form 10-Q
period 1993-11-30
PARKER DRILLING CO /DE/
filed 1994-01-13
CIK 76321

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             ---------------------
                                   FORM 10-Q
                             ---------------------
(Mark One)
    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1993

                                      OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                     TO
                                   -------------------    -------------------


                        COMMISSION FILE NUMBER  1-7573
                            ----------------------

                            PARKER DRILLING COMPANY
            (Exact name of registrant as specified in its charter)

        Delaware                                        73-0618660
- -------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

       Parker Building, Eight East Third Street, Tulsa, Oklahoma  74103
       -----------------------------------------------------------------
       (Address of principal executive offices)              (zip code)

       Registrant's telephone number, including area code (918) 585-8221
       ------------------------------------------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No

     As of December 31, 1993, 54,971,211 common shares were outstanding.

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                            PARKER DRILLING COMPANY

                                     INDEX

Part I.  Financial Information                                        Page No.


      Consolidated Condensed Balance Sheets (Unaudited) -
        November 30, 1993 and August 31, 1993                             2

      Consolidated Condensed Statements of Operations (Unaudited) -
        Three Months Ended November 30, 1993 and
        November 30, 1992                                                 3

      Consolidated Condensed Statements of Cash Flows (Unaudited) -
        Three Months Ended November 30, 1993
        and November 30, 1992                                             4

      Notes to Unaudited Consolidated Condensed
        Financial Statements                                              5

      Report of Review by Independent Accountants                         6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             7 - 8


Part II.  Other Information

      Item 6, Exhibits and Reports on Form 8-K                            9

      Signatures                                                         10

      Exhibit 15, Letter Re Unaudited Interim
        Financial Information

                        PART 1.  FINANCIAL INFORMATION

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                  November 30,    August 31,
                                                     1993            1993
                              ASSETS              ----------      ----------
                              ------
Current assets:
  Cash and cash equivalents                         $ 14,015       $ 12,570
  Other investments                                   20,616         31,419
  Accounts and notes receivable                       30,858         23,353
  Rig materials and supplies                          11,361         10,970
  Other current assets                                 2,564          2,793
                                                    --------       --------
      Total current assets                            79,414         81,105

Property, plant and equipment less accumulated
 depreciation, depletion and amortization of
 $476,968 at November 30, 1993, and $472,466
 at August 31, 1993                                  145,037        139,326

Other noncurrent assets                               15,196         15,911
                                                    --------       --------
      Total assets                                  $239,647       $236,342
                                                    --------       --------
                                                    --------       --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities          $ 17,119       $ 15,561
  Accrued income taxes                                 5,545          5,291
                                                    --------       --------
      Total current liabilities                       22,664         20,852

Deferred income tax                                    1,198          1,198

Other long-term liabilities                            3,193          3,495

Minority interest                                      3,117          3,118

Common stock, $.16 2/3 par value                       9,161          9,164
Capital in excess of par value                       201,606        201,784
Retained earnings                                      2,107            499
Other                                                 (3,399)        (3,768)
                                                    --------       --------
      Total liabilities and stockholders' equity    $239,647       $236,342
                                                    --------       --------
                                                    --------       --------

    See accompanying notes to consolidated condensed financial statements.
                                     - 2 -
/TABLE

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)
                                                       Three Months Ended
                                                           November 30,
                                                    -----------------------
                                                       1993          1992
                                                     -------        -------
Revenue:
 Drilling contracts                                  $39,396        $22,741
 Other                                                   647          1,186
                                                     -------        -------
    Gross operating revenue                           40,043         23,927
                                                     -------        -------
Operating expense:
 Drilling                                             26,232         13,750
 Other                                                   757            981
 Depreciation, depletion and
   amortization                                        4,922          5,230
 General and administrative                            6,138          6,119
                                                     -------        -------
                                                      38,049         26,080
                                                     -------        -------
Operating income (loss)                                1,994         (2,153)
                                                     -------        -------
Other income and (expense):
 Interest expense                                         (3)           (21)
 Interest income                                         357            397
 Other income (expense) - net                             40           (150)
                                                     -------        -------
                                                         394            226
                                                     -------        -------
Income (loss) before income taxes                      2,388         (1,927)
                                                     -------        -------
Income tax expense                                       780            600
                                                     -------        -------
Net income (loss)                                      1,608         (2,527)
                                                     -------        -------
Dividends on preferred stock                             -                3
                                                     -------        -------
Income (loss) applicable
  to common stock                                    $ 1,608        $(2,530)
                                                     -------        -------
                                                     -------        -------
Earnings (loss) per share,
 primary and fully diluted                           $   .03        $  (.05)
                                                     -------        -------
Number of common shares used in                      -------        -------
  computing earnings (loss) per share:

   Primary                                         54,490,360     52,546,873
                                                   ----------     ----------
                                                   ----------     ----------
   Fully diluted                                   54,511,673     52,546,873
                                                   ----------     ----------
                                                   ----------     ----------
    See accompanying notes to consolidated condensed financial statements.
                                     - 3 -
/TABLE

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                            (Dollars in Thousands)
                                  (Unaudited)
                                                      Three Months Ended
                                                          November 30,
                                                    -----------------------
                                                      1993           1992
                                                     -------        -------
Cash flows from operating activities:
 Net income (loss)                                   $ 1,608        $(2,527)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation, depletion and amortization           4,922          5,230
    Expenses not requiring cash                          910          1,160
    Change in operating assets and liabilities        (6,607)         6,689
    Other-net                                            (83)          (852)
                                                     -------        -------
  Net cash provided by operating activities              750          9,700
                                                     -------        -------
Cash flows from investing activities:
 Capital expenditures                                 (9,967)        (1,231)
 Proceeds from the sale of equipment                     171          3,641
 Decrease (increase) in short-term and
  long-term investments                               10,803           (254)
 Other-net                                               -             (107)
                                                     -------        -------
  Net cash provided by investing
    activities                                         1,007          2,049
                                                     -------        -------
Cash flows from financing activities:
 Principal payments under debt obligations               -              (10)
 Other-net                                              (312)          (112)
                                                     -------        -------
  Net cash provided (used) by financing
    activities                                          (312)          (122)
                                                     -------        -------

Net increase in cash and cash equivalents              1,445         11,627

Cash and cash equivalents at
  beginning of period                                 12,570         13,288
                                                     -------        -------
Cash and cash equivalents at
  end of period                                      $14,015        $24,915
                                                     -------        -------
                                                     -------        -------
Supplemental disclosure:
 Interest paid                                       $     3        $    13
 Taxes paid                                          $   526        $ 1,042





    See accompanying notes to consolidated condensed financial statements.
                                     - 4 -
/TABLE

                   PARKER DRILLING COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of November 30, 1993 and August 31, 1993, (2) the results of operations for the three months ended November 30, 1993 and November 30, 1992, and (3) cash flows for the three months ended November 30, 1993 and November 30, 1992. Results for the three months ended November 30, 1993, are not necessarily indicative of the results which will be realized for the year ending August 31, 1994. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended August 31, 1993.

2. Earnings per common share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common shares granted under the 1969 Key Employee Stock Grant Plan, 1980 Incentive Career Stock Plan and the 1991 Stock Grant Plan are issued and outstanding but are not considered in the computation of weighted average shares outstanding until the restrictions lapse. However, they are considered common stock equivalents.

                        Independent Accountants' Report





To the Board of Directors and Shareholders
Parker Drilling Company

   We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of November 30, 1993, and the related consolidated condensed statements of operations for the three month periods ended November 30, 1993 and 1992 and consolidated condensed statements of cash flows for the three month periods ended November 30, 1993 and 1992. These financial statements are the responsibility of the Company's management.

   We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

   We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of August 31, 1993, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity and cash flows for the year then ended (not presented herein); and in our report, dated October 14, 1993, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.






                                          COOPERS & LYBRAND



Tulsa, Oklahoma
January 11, 1994

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

   The Company's net income of $1.6 million for the first quarter of fiscal 1994 represented an increase of $4.1 million from fiscal 1993's first quarter loss of $2.5 million. The increase was primarily attributable to increased drilling revenue and drilling margin in the first quarter of fiscal 1994.

   Drilling revenue in the first quarter of fiscal 1994 was $39.4 million, an increase of $16.7 million over the first quarter of fiscal 1993.
International utilization in the first quarter of fiscal 1994 was 61% compared to 36% in the first quarter fiscal 1993 and overall utilization increased to 38% from 23%.

   Drilling revenue from operations in Africa, the Middle East and Commonwealth of Independent States ("CIS") increased a combined $7.1 million in the first quarter of fiscal 1994 when compared to the first quarter of fiscal 1993. The increase was caused by the Company once again being active in three countries that had no operations in the first quarter of fiscal 1993:
The Russian Republic, Congo and Chad. In addition, the Company entered a new market in the fourth quarter of fiscal 1993 when it obtained a labor contract with a major customer in the country of Kazakhstan.

   International drilling revenue from operations in Asia and the Pacific increased $4.9 million due primarily to the start-up of operations in the first quarter of fiscal 1994 in the Philippines, another new market for the Company. Also contributing to the increase in revenue was the resumption of operations in Pakistan during the first quarter of fiscal 1994.

   Western Hemisphere international drilling revenue increased $3.3 million from the first quarter of fiscal 1993 as a result of the Company reentering the Argentine drilling market in the fourth quarter of fiscal 1993. Domestic drilling revenue increased $1.4 million due to increased utilization in the Rocky Mountains.

   Drilling margins did not increase in proportion to the increase in drilling revenue due to start-up costs associated with entering new markets in the countries of Argentina and the Philippines. Depreciation expense declined $.3 million in the first quarter of fiscal 1994. However, this trend is not expected to continue as management anticipates fiscal 1994 depreciation expense to exceed fiscal 1993 due to a significant increase in capital spending forecast for fiscal 1994.

   General and administrative expense and other income and (expense) remained consistent with the first quarter of fiscal 1993. Income tax expense consists primarily of foreign taxes and increased $.2 million reflecting the increase in international drilling activity.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

   During the first three months of fiscal 1994, cash and other short-term investments declined $9.4 million. The decline was caused by the Company financing capital expenditures of $10.0 million primarily with existing cash and short-term investments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
- ------------------------------------------

   Capital expenditures in the first quarter of fiscal 1994 included the addition of six rigs to the Company's rig fleet. Five rigs were purchased for the purpose of performing a contract in Argentina for YPF, the Argentina state owned oil company. These rigs are currently being refurbished and are scheduled to begin operations in the second quarter of fiscal 1994. The sixth rig is currently under contract in Colombia and is scheduled to begin operations in the second quarter of fiscal 1994. Management currently forecasts capital expenditures for fiscal 1994 to be approximately $46.0 to $52.0 million. The increase in forecast capital expenditures over the $33.0 million as reported in the Company's Form 10-K for fiscal year 1993, reflects additional opportunities anticipated in international markets. In the event the Company obtains contracts, in addition to those currently anticipated, that require the construction or purchase of new or specialized rigs or significant modifications to existing rigs, capital expenditures could increase further. Any significant increase in capital expenditures would be subject to restrictions imposed on the Company as specified below.

   The Company has a credit agreement with two banks which provides for a $15.0 million revolving credit facility, all of which was available for drawdown as of November 30, 1993. The credit agreement, which expires in September 1994, contains restrictions on annual capital expenditures and certain senior and subordinated indebtedness which can be incurred by Parker Drilling Company and certain subsidiaries designated in the credit agreement. These designated subsidiaries comprise the operating subsidiaries through which the Company performs the majority of its drilling operations. The credit facility also limits payment of dividends on the Company's common stock to the lesser of 40% of consolidated net income for the preceding fiscal year, or $2.6 million. The remaining subsidiaries of the Company are not a party to the credit facility and are able to make capital expenditures and obtain independent financing from lenders that have no recourse to Parker Drilling Company and the designated subsidiaries, subject only to an overall limitation of indebtedness.

   The restrictions in the credit agreement are not anticipated to restrict growth or investment opportunities in the foreseeable future.

    Management believes that the current level of cash and short-term investments, together with cash generated from operations, should be sufficient to meet the Company's anticipated capital needs for the foreseeable future. However, in the event the Company obtains additional contracts requiring further significant capital expenditures, management believes the Company could meet both short-term and long-term capital needs through a combination of existing cash, cash generated from operations, borrowings under the bank credit agreement and equity and long-term debt financing.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)Exhibits:

   Exhibit 15 Letter re Unaudited Interim Financial Information

(b)Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended November 30, 1993.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       Parker Drilling Company
                                                       -----------------------
                                                              Registrant


Date:  January 11, 1994


                                           By:  /s/James J. Davis
                                                -----------------------------
                                                   James J. Davis
                                                   Vice President and
                                                   Chief Financial Officer





                                           By:  /s/Randy Ellis
                                                -----------------------------
                                                   Randy Ellis
                                                   Controller and
                                                   Chief Accounting Officer