Form 10-K/A
period 1993-08-31
PARKER DRILLING CO /DE/
filed 1994-02-24
CIK 76321

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K/A-1
(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended  August 31, 1993

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from                     to
                                  -------------------     -----------------
                        Commission file number  1-7573

                            PARKER DRILLING COMPANY
            (Exact name of registrant as specified in its charter)

        Delaware                                     73-0618660
- -------------------------------         -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

       Parker Building, Eight East Third Street, Tulsa, Oklahoma  74103
      ------------------------------------------------------------------
       (Address of principal executive offices)               (zip code)

       Registrant's telephone number, including area code (918) 585-8221
       -----------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:
          N/A                       Name of each exchange on which registered:
- -----------------------------                New York Stock Exchange, Inc.
   (Title of class)                 -----------------------------------------

          Securities registered pursuant to section 12(g) of the Act:
                   Common Stock, par value $.16 2/3 per share
          -----------------------------------------------------------
                                (Title of class)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]
     As of September 30, 1993, 54,980,676 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was $372.2 million.
                      Documents Incorporated by Reference
Part III, Items 10 through 13     Portions of the Company's definitive Proxy
                                  Statement in connection with its Annual
                                  Meeting to be held December 15, 1993
- -----------------------------------------------------------------------------
Exhibit 99 is an Additional Exhibit - Annual Report on Form 11-K with respect to the Parker Drilling Company Stock Bonus Plan and is being filed as an exhibit to the Company's Form 10-K for fiscal year ended August 31, 1993 pursuant to Rule 15d-21(b) of the Securities Exchange Act of 1934.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PARKER DRILLING COMPANY
                                            -----------------------
                                                 (Registrant)



DATE: February 23, 1994                 By  I. E. Hendrix
                                            -----------------------
                                            I. E. Hendrix
                                            Vice President and
                                            Treasurer