Form 10-Q
period 1994-02-28
PARKER DRILLING CO /DE/
filed 1994-04-13
CIK 76321

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

                  FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1994

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

     As of March 31, 1994, 55,048,436 common shares were outstanding.

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


                            PARKER DRILLING COMPANY

                                     INDEX
Part I.  Financial Information                                        Page No.


      Consolidated Condensed Balance Sheets (Unaudited) -
        February 28, 1994 and August 31, 1993                             2

      Consolidated Condensed Statements of Operations (Unaudited) -
        Three and Six Months Ended February 28, 1994 and
        February 28, 1993                                                 3

      Consolidated Condensed Statements of Cash Flows (Unaudited) -
        Six Months Ended February 28, 1994 and February 28, 1993          4

      Notes to Unaudited Consolidated Condensed
        Financial Statements                                              5

      Report of Review by Independent Accountants                         6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            7 - 10


Part II.  Other Information

      Item 6, Exhibits and Reports on Form 8-K                           11

      Signatures                                                         12

      Exhibit 10(a) Amendment dated as of December 12, 1993, to the Credit Agreement, dated as of September 24, 1992, between Morgan Guaranty Trust Company of New York,
        Internationale Nederlanden Bank N.V. and Parker
        Drilling Company.

      Exhibit 15, Letter Re Unaudited Interim
        Financial Information

                        PART 1.  FINANCIAL INFORMATION

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                  February 28,    August 31,
                                                     1994            1993
                              ASSETS              ----------      ----------
                              ------
Current assets:
  Cash and cash equivalents                         $ 14,136       $ 12,570
  Other short-term investments                         7,178         31,419
  Accounts and notes receivable                       35,319         23,353
  Rig materials and supplies                          10,578         10,970
  Other current assets                                 4,692          2,793
                                                    --------       --------
      Total current assets                            71,903         81,105

Property, plant and equipment less accumulated
 depreciation, depletion and amortization of
 $480,550 at February 28, 1994, and $472,466
 at August 31, 1993                                  152,637        139,326

Other noncurrent assets                               15,956         15,911
                                                    --------       --------
      Total assets                                  $240,496       $236,342
                                                    --------       --------
                                                    --------       --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities          $ 19,125       $ 15,561
  Accrued income taxes                                 4,928          5,291
                                                    --------       --------
      Total current liabilities                       24,053         20,852

Deferred income taxes                                  1,198          1,198

Other long-term liabilities                            2,852          3,495

Minority interest                                      3,166          3,118

Common stock, $.16 2/3 par value                       9,173          9,164
Capital in excess of par value                       201,996        201,784
Retained earnings                                      1,357            499
Other                                                 (3,299)        (3,768)
                                                    --------       --------
      Total liabilities and stockholders' equity    $240,496       $236,342
                                                    --------       --------
                                                    --------       --------



    See accompanying notes to consolidated condensed financial statements.
                                     - 2 -

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)
                                 Three Months Ended      Six Months Ended
                                    February 28,           February 28,
                                -------------------     -------------------
                                  1994       1993         1994       1993
                                -------    --------     -------     -------
Revenue:
 Drilling contracts             $39,694     $23,817     $79,090     $46,558
 Other                            1,038       1,489       1,685       2,675
                                -------     -------     -------     -------
    Gross operating revenue      40,732      25,306      80,775      49,233
                                -------     -------     -------     -------
Operating expense:
 Drilling                        28,307      15,815      54,539      29,565
 Other                            1,050       1,295       1,807       2,276
 Depreciation, depletion and
   amortization                   5,067       5,157       9,989      10,387
 General and administrative       7,471       7,472      13,609      13,591
                                -------     -------     -------     -------
                                 41,895      29,739      79,944      55,819
                                -------     -------     -------     -------
Operating income (loss)          (1,163)     (4,433)        831      (6,586)
                                -------     -------     -------     -------
Other income and (expense):
 Interest expense                    (4)        (18)         (7)        (39)
 Interest income                    198         408         555         805
 Other income (expense) - net       392        (378)        432        (528)
                                -------     -------     -------     -------
                                    586          12         980         238
                                -------     -------     -------     -------
Income (loss) before
 income taxes                      (577)     (4,421)      1,811      (6,348)
                                -------     -------     -------     -------
Income tax expense                  173         550         953       1,150
                                -------     -------     -------     -------
Net income (loss)                  (750)     (4,971)        858      (7,498)
                                -------     -------     -------     -------
Dividends on preferred stock        -             3         -             6
                                -------     -------     -------     -------
Income (loss) applicable
  to common stock               $  (750)    $(4,974)    $   858     $(7,504)
                                -------     -------     -------     -------
                                -------     -------     -------     -------
Earnings (loss) per share,
 primary and fully diluted      $  (.01)    $  (.09)    $   .02     $  (.14)
                                -------     -------     -------     -------
Number of common shares         -------     -------     -------     -------
 used in computing earnings
 (loss) per share:

   Primary                    54,223,674  52,690,022  54,539,402  52,618,052
                              ----------  ----------  ----------  ----------
                              ----------  ----------  ----------  ----------
   Fully diluted              54,223,674  52,690,022  54,539,402  52,618,052
                              ----------  ----------  ----------  ----------
                              ----------  ----------  ----------  ----------
    See accompanying notes to consolidated condensed financial statements.
                                     - 3 -

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                            (Dollars in Thousands)
                                  (Unaudited)
                                                         Six Months Ended
                                                           February 28,
                                                       --------------------
                                                          1994        1993
                                                        -------     -------
Cash flows from operating activities:
  Net income (loss)                                     $   858     $(7,498)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation, depletion and amortization            9,989      10,387
      Expenses not requiring cash                         1,513       2,341
      Change in operating assets and liabilities        (11,536)      7,431
      Other-net                                            (495)       (859)
                                                        -------     -------
    Net cash provided by operating activities               329      11,802
                                                        -------     -------
Cash flows from investing activities:
  Capital expenditures                                  (23,592)     (2,620)
  Proceeds from the sale of equipment                       892       5,245
  Decrease (increase) in short-term and
    long-term investments                                24,241     (14,368)
  Other-net                                                 -          (107)
                                                        -------     -------
    Net cash provided (used) by investing
      activities                                          1,541     (11,850)
                                                        -------     -------
Cash flows from financing activities:
  Principal payments under debt obligations                 -          (406)
  Other-net                                                (304)       (421)
                                                        -------     -------
    Net cash provided (used) by financing
      activities                                           (304)       (827)
                                                        -------     -------

Net increase (decrease) in cash and cash equivalents      1,566        (875)

Cash and cash equivalents at
  beginning of period                                    12,570      13,288
                                                        -------     -------
Cash and cash equivalents at
  end of period                                         $14,136     $12,413
                                                        -------     -------
                                                        -------     -------
Supplemental disclosure:
  Interest paid                                         $     7     $    24
  Taxes paid                                            $ 1,316     $ 1,442

    See accompanying notes to consolidated condensed financial statements.
                                     - 4 -

                   PARKER DRILLING COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of February 28, 1994 and August 31, 1993, (2) the results of operations for the three and six months ended February 28, 1994 and February 28, 1993, and (3) cash flows for the six months ended February 28, 1994 and February 28, 1993. Results for the three and six months ended February 28, 1994, are not necessarily indicative of the results which will be realized for the year ending August 31, 1994. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended August 31, 1993.

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

3. A former employee ("Plaintiff") was injured while working for the Company on a rig owned and operated by another firm ("Defendant"). The Plaintiff was granted an award totaling $6.75 million from the Defendant. Although, the Company provided a defense for the Defendant pursuant to the indemnity provision in the contract between the parties, the Company is currently in litigation to determine the liability of the Company to indemnify the Defendant due to the findings by the jury as to the conduct of the Defendant's agents that caused the injury to the Plaintiff. Pending resolution of the liability issue, the Company and the Defendant entered into a non-binding funding arrangement whereby in March 1994 each party funded $3.375 million of the award without prejudice to their respective legal positions. Management believes that the Company is not legally obligated to fund the award. However, if the Company is liable, management believes it has adequate insurance to recover the majority of any loss.

                        Independent Accountants' Report




To the Board of Directors and Shareholders
Parker Drilling Company

   We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of February 28, 1994, and the related consolidated condensed statements of operations for the three and six month periods ended February 28, 1994 and 1993 and consolidated condensed statements of cash flows for the six month periods ended February 28, 1994 and 1993. These financial statements are the responsibility of the Company's management.


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



Tulsa, Oklahoma
April 11, 1994

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Second Quarter of Fiscal 1994 Compared with Second Quarter of Fiscal 1993

   The Company experienced a net loss of $.7 million for the second quarter of fiscal 1994, compared to a net loss of $5.0 million for the same period in fiscal 1993. The primary reason for the decline in net loss was a $3.4 million increase in drilling margin over the second quarter of fiscal 1993.

   Drilling revenue in the second quarter of fiscal 1994 was $39.7 million, an increase of $15.9 million over the second quarter of fiscal 1993. International utilization in the second quarter of fiscal 1994 was 58 percent compared to 36 percent in the second quarter of fiscal 1993, and overall utilization increased to 37 percent from 25 percent.

   Drilling revenue from operations in Africa, the Middle East and Commonwealth of Independent States ("CIS") increased a combined $4.6 million in the second quarter of fiscal 1994 when compared to the second quarter of fiscal 1993. The increase was in part due to two workover rigs that began operating in the Russian Republic in the fourth quarter of fiscal 1993. These rigs were released during the second quarter of fiscal 1994. The Company had no operations in the Russian Republic in the second quarter of fiscal 1993.
In addition, the Company entered a new market in the fourth quarter of fiscal 1993 when it obtained a labor contract with a major customer in the country of Kazakhstan.

   International drilling revenue from operations in Asia and the Pacific during the second quarter of fiscal 1994 increased $6.9 million compared to the same quarter of fiscal 1993. The primary reasons for the increase were the start-up of operations in the Philippines, another new market for the Company, and the resumption of operations in Pakistan, both during the first quarter of fiscal 1994. Also contributing to the increase was higher utilization in Papua New Guinea in the second quarter of fiscal 1994 versus the second quarter of fiscal 1993.

- ---------------------

   Western Hemisphere international drilling revenue increased $2.8 million from the second quarter of fiscal 1993. A decline in revenue from operations in Colombia, the result of a decrease in utilization, was more than offset by revenue from operations in Argentina. The Company reentered the Argentina drilling market during the fourth quarter of fiscal 1993. Domestic drilling revenue increased $1.5 million as domestic utilization increased to 18 percent in the second quarter of fiscal 1994 from 16 percent in the second quarter of fiscal 1993. The Company has been notified by its customer that the Company's specialized arctic rig will be released from its contract during the third quarter of fiscal 1994. Management forecasts this arctic rig will begin operations again for this customer in the second quarter of fiscal 1995. Management anticipates increased utilization in international operations will offset the decline of drilling revenue and drilling margin resulting from the release of this rig.

   Drilling margins did not increase in proportion to the increase in drilling revenue due to start-up costs associated with putting additional rigs to work in Argentina. In addition, areas of newly established international operations were not initially as profitable as operations in areas where the Company has been active for an extended period.

   Depreciation expense in the second quarter of fiscal 1994 was consistent with the second quarter of fiscal 1993. Management anticipates, however, that depreciation expense for the third and fourth quarter of fiscal 1994 will exceed the depreciation expense for the corresponding quarters of fiscal 1993 due to the increased level of capital expenditures during the current year.

   General and administrative expense for the second quarter of fiscal 1994 remained consistent with the second quarter of fiscal 1993, even with the increase in overall utilization. Other income and expense increased $.6 million due primarily to an increase in gains on dispositions of fixed assets over the second quarter of fiscal 1993. Income tax expense, consisting primarily of foreign income taxes, decreased $.4 million due primarily to the reversal of an accrual in a country where the company received a favorable tax treatment of earnings from prior years' operations.


First Six Months of Fiscal 1994 Compared with First Six Months of Fiscal 1993

   The Company's net income of $.9 million for the first six months of fiscal 1994 represented an $8.4 million improvement over the same period of fiscal 1993. The improvement was primarily attributable to increased drilling revenue and drilling margin for the first six months of fiscal 1994.

   Drilling revenue of $79.1 million for the first six months of fiscal 1994 was up $32.5 million from the first six months of fiscal 1993 as overall utilization increased to 37 percent from 24 percent. International utilization for the first six months of fiscal 1994 was 60 percent compared to 36 percent for the same period of fiscal 1993.

- ---------------------

   International drilling revenue from operations in Africa, the Middle East and CIS increased $11.6 million over the first six months of fiscal 1993. The reasons for the increase in revenue included the operation of two workover rigs in the Russian Republic and a one-rig contract in the Congo, both areas that had no operations during the first six months of fiscal 1993. The two workover rigs in the Russian Republic were released during the second quarter of fiscal 1994 and the rig that was operating in the Congo has also been released and is currently being marketed in Argentina. Also contributing to the increase in revenue was a labor contract for a major customer entered into in the fourth quarter of fiscal 1993 in the country of Kazakhstan.

   International drilling revenue from operations in Asia and the Pacific increased $11.8 million. The increase was primarily the result of the operation of two geothermal rigs in the Philippines, the resumption of operations in Pakistan during the first quarter of fiscal 1994 and increased utilization in Papua New Guinea.

   Western Hemisphere international drilling revenue increased $6.1 million as operations in Argentina and increased utilization in Peru and Ecuador more than offset a decline in revenue from operations in Colombia resulting from decreased utilization in that country. Domestic drilling revenue increased $3.0 million as domestic utilization improved to 18 percent for the first six months of fiscal 1994 from 14 percent for the first six months of fiscal 1993.

   Depreciation expense decreased $.4 million for the first six months of fiscal 1994. However, as previously discussed in the second quarter comparison, management anticipates depreciation expense for the last six months of fiscal 1994 to be greater than the last six months of fiscal 1993. Other income (loss) increased $.7 million due primarily to a $.9 million adjustment of a prior years worker's compensation liability recorded in the first quarter of fiscal 1993.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

   During the first six months of fiscal 1994, cash and other short-term investments declined $22.7 million. The decline was caused by the Company financing capital expenditures of $23.6 million primarily with existing cash and short-term investments.

   Capital expenditures for the first six months of fiscal 1994 included expenditures for the acquisition and modification of seven drilling rigs.
Five rigs are currently under contract in Argentina for YPF, the Argentina state owned oil company. Three of the rigs are currently operating with the remaining two rigs anticipated to begin operations in the third quarter of fiscal 1994. A sixth rig is scheduled to begin operations in Argentina in the third quarter of fiscal 1994. The seventh rig is currently under contract in

- -------------------------------

Colombia and is also scheduled to begin operations in the third quarter of fiscal 1994. Management currently forecasts capital expenditures for fiscal 1994 to be approximately $44.0 million. The increase in forecasted capital expenditures over the $33.0 million, as reported in the Company's Form 10-K for fiscal year 1993, reflects additional opportunities anticipated in international markets. In the event the Company obtains contracts in addition to those currently anticipated that would require the construction or purchase of new or specialized rigs or significant modifications to existing rigs, capital expenditures could increase further. Any significant increase in capital expenditures would be subject to restrictions imposed on the Company as specified below.

   The Company has a credit agreement with two banks which provides for a $15.0 million revolving credit facility, all of which was available for drawdown as of February 28, 1994. The credit agreement, which expires in September 1994, contains restrictions on annual capital expenditures and certain senior and subordinated indebtedness which can be incurred by Parker Drilling Company and certain subsidiaries designated in the credit agreement. These designated subsidiaries comprise the operating subsidiaries through which the Company performs the majority of its drilling operations. The credit facility also limits payment of dividends on the Company's common stock to the lesser of 40 percent of consolidated net income for the preceding fiscal year, or $2.6 million. The remaining subsidiaries of the Company are not a party to the credit facility and are able to make capital expenditures and obtain independent financing from lenders that have no recourse to Parker Drilling Company and the designated subsidiaries, subject only to an overall limitation of indebtedness.

   The restrictions in the credit agreement are not anticipated to restrict growth or investment opportunities in the foreseeable future.

    Management believes that the current level of cash and short-term investments, together with cash generated from operations, should be sufficient to meet the Company's immediate capital needs. However, in the event the Company obtains additional contracts requiring further significant capital expenditures, management believes the Company would likely meet both short-term and long-term capital needs through a combination of cash generated from operations, borrowings under the bank credit agreement and either equity or long-term debt financing.


OTHER MATTERS
- -------------
   The Company is currently involved in litigation as discussed in Note 3 of Notes to Unaudited Consolidated Condensed Financial Statements.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)Exhibits:

   Exhibit 10(a) Amendment dated as of December 12, 1993, to the Credit Agreement, dated as of September 24, 1992, between Morgan Guaranty Trust Company of New York, Internationale Nederlanden Bank N.V. and Parker Drilling Company.

   Exhibit 15 Letter re Unaudited Interim Financial Information

(b)Reports on Form 8-K - There were no reports on Form 8-K filed during the six months ended February 28, 1994.

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


Date:  April 11, 1994


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