Form 10-Q
period 1994-05-31
PARKER DRILLING CO /DE/
filed 1994-07-15
CIK 76321

- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

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

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1994

                                      OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                     TO
                                   -------------------    -------------------


                        COMMISSION FILE NUMBER  1-7573
                            ----------------------

                            PARKER DRILLING COMPANY
            (Exact name of registrant as specified in its charter)

        Delaware                                        73-0618660
- - -------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

       Parker Building, Eight East Third Street, Tulsa, Oklahoma  74103
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

     As of June 30, 1994, 55,098,270 common shares were outstanding.

- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------


                            PARKER DRILLING COMPANY

                                     INDEX
Part I.  Financial Information                                        Page No.


      Consolidated Condensed Balance Sheets (Unaudited) -
        May 31, 1994 and August 31, 1993                                  2

      Consolidated Condensed Statements of Operations (Unaudited) -
        Three and Nine Months Ended May 31, 1994 and
        May 31, 1993                                                      3

      Consolidated Condensed Statements of Cash Flows (Unaudited) -
        Nine Months Ended May 31, 1994 and May 31, 1993                   4

      Notes to Unaudited Consolidated Condensed
        Financial Statements                                              5

      Report of Review by Independent Accountants                         6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            7 - 10


Part II.  Other Information

      Item 6, Exhibits and Reports on Form 8-K                           11

      Signatures                                                         12

      Exhibit 10(a) Amendment dated as of May 2, 1994, to the
            Credit Agreement, dated as of September 24, 1992, between Morgan Guaranty Trust Company of New York,
            Internationale Nederlanden Bank N.V. and Parker
            Drilling Company.

      Exhibit 15, Letter Re Unaudited Interim
        Financial Information

                        PART 1.  FINANCIAL INFORMATION

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                    May 31,       August 31,
                                                     1994            1993
                              ASSETS              ----------      ----------
                              ------
Current assets:
  Cash and cash equivalents                         $  8,403       $ 12,570
  Other short-term investments                         4,977         31,419
  Accounts and notes receivable                       35,893         23,353
  Rig materials and supplies                          10,372         10,970
  Other current assets                                 8,897          2,793
                                                    --------       --------
      Total current assets                            68,542         81,105

Property, plant and equipment less accumulated
 depreciation, depletion and amortization of
 $485,486 at May 31, 1994, and $472,466
 at August 31, 1993                                  155,043        139,326

Other noncurrent assets                               15,740         15,911
                                                    --------       --------
      Total assets                                  $239,325       $236,342
                                                    --------       --------
                                                    --------       --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------

Current liabilities:
  Accounts payable                                  $ 11,427       $  5,915
  Accrued liabilities                                  9,613          9,646
  Accrued income taxes                                 4,088          5,291
                                                    --------       --------
      Total current liabilities                       25,128         20,852

Deferred income taxes                                  1,198          1,198

Other long-term liabilities                            2,711          3,495

Minority interest                                      3,267          3,118

Common stock, $.16 2/3 par value                       9,182          9,164
Capital in excess of par value                       202,271        201,784
Retained earnings (Accumulated deficit)               (1,434)           499
Other                                                 (2,998)        (3,768)
                                                    --------       --------
      Total liabilities and stockholders' equity    $239,325       $236,342
                                                    --------       --------
                                                    --------       --------



    See accompanying notes to consolidated condensed financial statements.
                                     - 2 -

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)
                                 Three Months Ended      Nine Months Ended
                                       May 31,                 May 31,
                                -------------------     -------------------
                                  1994       1993         1994       1993
                                -------    --------     -------     -------
Revenue:
 Drilling contracts             $35,631     $24,190    $114,721     $70,748
 Other                            1,048         843       2,733       3,518
                                -------     -------    --------     -------
    Gross operating revenue      36,679      25,033     117,454      74,266
                                -------     -------    --------     -------
Operating expense:
 Drilling                        26,584      15,195      81,123      44,760
 Other                            1,031         769       2,838       3,045
 Depreciation, depletion and
   amortization                   5,698       4,941      15,687      15,328
 General and administrative       6,302       6,177      19,911      19,768
                                -------     -------    --------     -------
                                 39,615      27,082     119,559      82,901
                                -------     -------    --------     -------
Operating income (loss)          (2,936)     (2,049)     (2,105)     (8,635)
                                -------     -------    --------     -------
Other income and (expense):
 Interest expense                    (2)        (14)         (9)        (53)
 Interest income                    251         487         806       1,292
 Other income (expense) - net        70         (12)        502        (540)
                                -------     -------    --------     -------
                                    319         461       1,299         699
                                -------     -------    --------     -------
Income (loss) before
 income taxes                    (2,617)     (1,588)       (806)     (7,936)
                                -------     -------    --------     -------
Income tax expense                  174         525       1,127       1,675
                                -------     -------    --------     -------
Net income (loss)                (2,791)     (2,113)     (1,933)     (9,611)
                                -------     -------    --------     -------
Dividends on preferred stock        -           -           -             6
                                -------     -------    --------     -------
Income (loss) applicable
  to common stock               $(2,791)    $(2,113)   $ (1,933)    $(9,617)
                                -------     -------    --------     -------
                                -------     -------    --------     -------
Earnings (loss) per share,
 primary and fully diluted      $  (.05)    $  (.04)   $   (.04)    $  (.18)
                                -------     -------    --------     -------
Number of common shares         -------     -------    --------     -------
 used in computing earnings
 (loss) per share:

   Primary                    54,325,100  53,772,534  54,209,089  53,007,108
                              ----------  ----------  ----------  ----------
                              ----------  ----------  ----------  ----------
   Fully diluted              54,325,100  53,772,534  54,209,089  53,007,108
                              ----------  ----------  ----------  ----------
                              ----------  ----------  ----------  ----------
    See accompanying notes to consolidated condensed financial statements.
                                     - 3 -
/TABLE

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                            (Dollars in Thousands)
                                  (Unaudited)
                                                        Nine Months Ended
                                                              May 31,
                                                       --------------------
                                                          1994        1993
                                                        -------     -------
Cash flows from operating activities:
  Net income (loss)                                     $(1,933)    $(9,611)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation, depletion and amortization           15,687      15,328
      Expenses not requiring cash                         2,259       3,698
      Change in operating assets and liabilities        (14,989)      5,813
      Other-net                                            (705)       (958)
                                                        -------     -------
    Net cash provided by operating activities               319      14,270
                                                        -------     -------
Cash flows from investing activities:
  Capital expenditures                                  (31,841)     (6,529)
  Proceeds from the sale of equipment                     1,247       6,053
  Decrease (increase) in short-term investments          26,442     (17,627)
  Proceeds from disposition of a subsidiary                 -         2,325
  Other-net                                                 (30)       (127)
                                                        -------     -------
    Net cash provided (used) by investing
      activities                                         (4,182)    (15,905)
                                                        -------     -------
Cash flows from financing activities:
  Principal payments under debt obligations                 -          (777)
  Proceeds from exercise of a stock warrant                 -         4,320
  Other-net                                                (304)     (1,043)
                                                        -------     -------
    Net cash provided (used) by financing
      activities                                           (304)      2,500
                                                        -------     -------

Net increase (decrease) in cash and cash equivalents     (4,167)        865

Cash and cash equivalents at
  beginning of period                                    12,570      13,288
                                                        -------     -------
Cash and cash equivalents at
  end of period                                         $ 8,403     $14,153
                                                        -------     -------
                                                        -------     -------
Supplemental disclosure:
  Interest paid                                         $     9     $    47
  Taxes paid                                            $ 2,330     $ 1,953

    See accompanying notes to consolidated condensed financial statements.
                                     - 4 -
/TABLE

                   PARKER DRILLING COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of May 31, 1994 and August 31, 1993, (2) the results of operations for the three and nine months ended May 31, 1994 and May 31, 1993, and (3) cash flows for the nine months ended May 31, 1994 and May 31, 1993. Results for the three and nine months ended May 31, 1994, are not necessarily indicative of the results which will be realized for the year ending August 31, 1994. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended August 31, 1993.

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

4. During the third quarter fiscal 1994 the Company entered into an amendment to its Credit Agreement. The amendment extends $7.5 million of the $15 million revolving credit facility from September 1994, through March 1996.

                       Report of Independent Accountants




To the Board of Directors and Shareholders
Parker Drilling Company

   We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of May 31, 1994, and the related consolidated condensed statements of operations for the three and nine month periods ended May 31, 1994 and 1993 and consolidated condensed statements of cash flows for the nine month periods ended May 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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



Tulsa, Oklahoma
July 13, 1994

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- - ---------------------

Third Quarter of Fiscal 1994 Compared with Third Quarter of Fiscal 1993

   The Company experienced a net loss of $2.8 million for the third quarter of fiscal 1994, compared to a net loss of $2.1 million for the same period in fiscal 1993. The primary reason for the increase in net loss was an increase in depreciation expense of $.8 million. In addition, drilling margins of $9.0 million did not improve over the third quarter of fiscal 1993 even though drilling revenue increased $11.4 million.

   Drilling revenue in the third quarter of fiscal 1994 increased to $35.6 million from $24.2 million in the third quarter of fiscal 1993. International utilization in the third quarter of fiscal 1994 was 53 percent compared to 38 percent for the same period of fiscal 1993, and overall utilization increased to 31 percent from 24 percent.

   Drilling revenue from operations in Africa, the Middle East and Commonwealth of Independent States ("CIS") declined a combined $.2 million when comparing the third quarter of fiscal 1994 with the third quarter of fiscal 1993. The Company entered a new market in the fourth quarter of fiscal 1993 when it obtained a labor contract with a major customer in the country of Kazakhstan. This increase in revenue was offset by a decease in revenue from the country of Chad which had two rigs operating beginning in the third quarter of fiscal 1993 through the first quarter of fiscal 1994. These two rigs began operations again in Chad during the fourth quarter of fiscal 1994.

   International drilling revenue from operations in Asia and the Pacific during the third quarter of fiscal 1994 increased $5.2 million compared to the same quarter of fiscal 1993. The primary reasons for the increase were the start-up of operations in the Philippines, another new market for the Company, and the resumption of operations in Pakistan, both during the first quarter of fiscal 1994. Also contributing to the increase was higher utilization in Papua New Guinea in the third quarter of fiscal 1994 versus the third quarter of fiscal 1993.

   Western Hemisphere international drilling revenue increased $7.3 million from the third quarter of fiscal 1993. The primary reason for the increase was revenue from operations in the country of Argentina. The Company reentered the Argentina drilling market during the fourth quarter of fiscal 1993. In addition revenue from operations in Colombia increased in the third quarter of fiscal 1994 compared to the third quarter of fiscal 1993 due to an increase in utilization.

   Domestic drilling revenue declined $.9 million due primarily to the release at the end of the third quarter of fiscal 1994 of the Company's specialized arctic rig. Management forecasts this rig will begin operations again in the second quarter of fiscal 1995.

- - ---------------------

   Although drilling revenue increased $11.4 million versus last year's third quarter, the Company's drilling margin (drilling revenue less drilling expense) remained nearly the same. Drilling margins in Colombia declined due to increased operating expenses and costs associated with the startup of two rigs. In Argentina, the initial startup costs of entering a new market and putting ten newly acquired rigs to work (four in the third quarter) continued to negatively impact drilling margins. Additionally, during this transition period the Company encountered drilling problems which resulted in slower-than-expected drilling progress on some of the footage rate contracts. Management is taking steps to resolve the drilling problems and reduce operating expenses in these two countries.

   Depreciation expense in the third quarter of fiscal 1994 increased $.8 million over the same quarter of fiscal 1993. The increase in depreciation expense was the result of the increased level of capital expenditures during the current fiscal year. The Company was able to hold general and administrative expense at the same level as the third quarter of the prior year even as overall utilization increased. Income tax expense, consisting primarily of foreign income taxes, decreased $.4 million due primarily to the reversal of an accrual in a country where the Company received a favorable tax treatment of earnings from prior years' operations.


First Nine Months of Fiscal 1994 Compared with First Nine Months of Fiscal
1993

   The Company's net loss of $1.9 million for the first nine months of fiscal 1994 represented a $7.7 million improvement over the same period of fiscal 1993. The improvement was primarily attributable to increased drilling revenue and drilling margin for the first nine months of fiscal 1994.

   Drilling revenue of $114.7 million for the first nine months of fiscal
1994 was up $44.0 million from the first nine months of fiscal 1993 as overall utilization increased to 35 percent from 24 percent. International utilization for the first nine months of fiscal 1994 was 57 percent compared to 37 percent for the same period of fiscal 1993.

   International drilling revenue from operations in Africa, the Middle East and CIS increased $11.5 million over the first nine months of fiscal 1993. Revenue increased from the operation of two work-over rigs in the Russian Republic and a one-rig contract in Congo, both areas that had no operations during the first nine months of fiscal 1993. These three rigs were released during the second quarter of fiscal 1994. Also during the fourth quarter of fiscal 1993 the Company began operating in the country of Kazahkstan under a labor contract for a major customer.

   International drilling revenue from operations in Asia and the Pacific during the first nine months of fiscal 1994 increased $17.1 million compared to the same period of fiscal 1993. The increase was primarily the result of the operation of two geothermal rigs in the Philippines, the resumption of operations in Pakistan during the first quarter of fiscal 1994 and increased utilization in Papua New Guinea.

- - ---------------------

   Western Hemisphere international drilling revenue increased $13.4 million as operations in Argentina and increased utilization in Ecuador and Peru more than offset a decline in revenue in Colombia resulting from a decrease in utilization in that country. Domestic drilling revenue increased $2.2 million as utilization in the continental United States improved to 15 percent for the first nine months of fiscal 1994 versus 11 percent for the first nine months of 1993.

   Drilling margins did not improve in proportion to the increase in drilling revenue for reasons previously discussed in the third quarter comparison. Depreciation expense increased $.4 million as a result of increased capital spending during fiscal 1994. Other income (expense) increased $1.0 million due primarily to a $.9 million adjustment of a prior years workers' compensation liability recorded in the first quarter of fiscal 1993. Income tax expense declined $.5 million for the reason previously discussed in the comparison of third quarter operations.


                        LIQUIDITY AND CAPITAL RESOURCES

   During the first nine months of fiscal 1994, cash and other short-term investments declined $30.6 million. The decline was caused by the Company financing capital expenditures of $31.8 million primarily with existing cash and short-term investments.

   Capital expenditures for the first nine months of fiscal 1994 included expenditures for the acquisition and modification of twelve drilling rigs. Eleven of the rigs are in Argentina with ten having been under contract during the third quarter of fiscal 1994. Another rig is currently operating in Colombia for a major customer. Management currently forecasts total capital expenditures for fiscal 1994 to be approximately $37.0 million. In the event the Company obtains contracts in addition to those currently anticipated that would require the construction or purchase of new or specialized rigs or significant modifications to existing rigs, capital expenditures could be greater than this forecasted amount. Any significant increase in capital expenditures would be subject to restrictions imposed on the Company as specified below.

- - -------------------------------

   The Company has a credit agreement ("Agreement") with two banks which provides for a $15.0 million revolving credit facility through September 1994. The Agreement was amended in the third quarter of fiscal 1994 to extend $7.5 million of the revolving credit facility through March 1996. All of the credit facility was available for drawdown as of May 31, 1994. It contains restrictions on annual capital expenditures and certain senior and subordinated indebtedness which can be incurred by Parker Drilling Company and certain subsidiaries designated in the Agreement. These designated subsidiaries comprise the operating subsidiaries through which the Company performs the majority of its drilling operations. The credit facility also limits payment of dividends on the Company's common stock to the lesser of 40 percent of consolidated net income for the preceding fiscal year, or $2.6 million. The remaining subsidiaries of the Company are not a party to the credit facility and are able to make capital expenditures and obtain independent financing from lenders that have no recourse to Parker Drilling Company and the designated subsidiaries, subject only to an overall limitation of indebtedness.

   The restrictions in the Agreement are not anticipated to restrict growth or investment opportunities in the foreseeable future.

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


OTHER MATTERS
- - -------------

   The Company is currently involved in litigation as discussed in Note 3 of Notes to Unaudited Consolidated Condensed Financial Statements.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)Exhibits:

   Exhibit 10(a) Amendment dated as of May 2, 1994, to the Credit Agreement, dated as of September 24, 1992, between Morgan Guaranty Trust Company of New York, Internationale Nederlanden Bank N.V. and Parker Drilling Company

   Exhibit 15 Letter re Unaudited Interim Financial Information

(b)Reports on Form 8-K - There were no reports on Form 8-K filed during the nine months ended May 31, 1994.

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



                                                       Parker Drilling Company
                                                       -----------------------
                                                              Registrant


Date:  July 12, 1994


                                           By:  /s/James J. Davis
                                                -----------------------------
                                                   James J. Davis
                                                   Vice President, Finance and
                                                   Chief Financial Officer





                                           By:  /s/Randy Ellis
                                                -----------------------------
                                                   Randy Ellis
                                                   Controller and
                                                   Chief Accounting Officer