Form 10-K
period 1994-08-31
PARKER DRILLING CO /DE/
filed 1994-11-04
CIK 76321

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             ---------------------
                                   FORM 10-K
(Mark One)                   ---------------------
    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED AUGUST 31, 1994

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

    FOR THE TRANSITION PERIOD FROM                     TO
                                   -------------------    -------------------
                        COMMISSION FILE NUMBER  1-7573

                            PARKER DRILLING COMPANY
            (Exact name of registrant as specified in its charter)

        Delaware                                        73-0618660
- - - -------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

       Parker Building, Eight East Third Street, Tulsa, Oklahoma  74103
       ----------------------------------------------------------------
       (Address of principal executive offices)              (zip code)

       Registrant's telephone number, including area code (918) 585-8221
       -----------------------------------------------------------------
Securities registered pursuant
to Section 12(b) of the Act:
         N/A                       Name of each exchange on which registered:
- - - -------------------------------    ------------------------------------------
   (Title of class)                       New York Stock Exchange, Inc.

          Securities registered pursuant to section 12(g) of the Act:
                  Common Stock, par value $.16 2/3 per share
          -----------------------------------------------------------
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No
                                                    ----    ----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     As of September 30, 1994, 55,125,084 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was $294 million.
                      Documents Incorporated by Reference

Part III, Items 10 through 13       Portions of the Company's definitive Proxy
                                    Statement in connection with its Annual
                                    Meeting to be held December 14, 1994


                               TABLE OF CONTENTS


                                    PART I

                                                                          PAGE
Item 1.     Business                                                        1
Item 2.     Properties                                                      4
Item 3.     Legal Proceedings                                               5
Item 4.     Submission of Matters to a Vote of Security Holders             6



                                    PART II

Item 5.     Market for Registrant's Common Stock and
             Related Stockholder Matters                                    6
Item 6.     Selected Financial Data                                         7
Item 7.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  8
Item 8.     Financial Statements and Supplementary Data                    13
Item 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                           31



                                   PART III

Item 10.     Directors and Executive Officers of the Registrant            31
Item 11.     Executive Compensation                                        31
Item 12.     Security Ownership of Certain Beneficial Owners
              and Management                                               31
Item 13.     Certain Relationships and Related Transactions                31



                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                          32
             Signatures                                                    37

                                    PART I

Item 1. BUSINESS

                              GENERAL DEVELOPMENT

     Parker Drilling Company was incorporated in the state of Oklahoma in 1954. The Company's predecessor was a contract drilling business established in 1934 by Gifford C. Parker. The founder was the father of Robert L. Parker Sr., the current chairman and a principal stockholder, and the grandfather of Robert L. Parker Jr., president and chief executive officer. In March 1976, the state of incorporation of the Company was changed to Delaware through the merger of the Oklahoma corporation into its wholly owned subsidiary Parker Drilling Company, a Delaware corporation. Unless otherwise indicated, the term "Company" refers to Parker Drilling Company together with its subsidiaries and "Parker Drilling" refers solely to the parent, Parker Drilling Company.

     The Company's principal business is providing land contract drilling services on a worldwide basis to firms in the oil and gas industry. Internationally, the Company specializes in difficult wells and drilling in remote locations, utilizing equipment that is specially designed by the Company to be easily transported by helicopter or other vehicles into difficult access areas. Domestically, the Company specializes in the drilling of deep gas wells (to 15,000 feet or deeper). The Company is also engaged in coring and geothermal operations.

     In addition to land contract drilling services, the Company also provides a wide range of drilling engineering and project management services. The Company provides consulting services in the area of well design services for drilling programs. Included in project management services provided are training, quality control, location construction, catering and logistics of equipment and personnel.

     In August 1975, the Company acquired Parker Technology, Inc. ("Partech") (Registered Trademark) (formerly OIME, Inc.), a drilling equipment manufacturing concern in Odessa, Texas. This vertical integration step allowed the Company to meet customer requests for more rigs during periods of growth in the drilling industry. Partech (Registered Trademark) designs and constructs specialized rigs and rig components to meet the unique needs of the Company and its customers. However, with minimal demand for rig construction during recent years, Partech (Registered Trademark) functions primarily as a service center for the Company's drilling operations. The scope of Partech's operations was downsized in late fiscal 1994 with a reduction in the number of manufacturing and technical support personnel and the sale of excess manufacturing equipment and inventories. In fiscal years 1994, 1993 and 1992, its operations accounted for less than 10 percent of the Company's total revenue.

     Parker Kinetic Designs, Inc. ("Parker Kinetic"), formed in July 1984, specializes in the commercialization of pulse power technologies for industrial, scientific and military applications. Parker Kinetic is a leading developer of pulse power applications. The Austin, Texas-based subsidiary also provides specialized engineering services in electromagnetic accelerator research.

                                   CUSTOMERS

     The Company's drilling customer base consists of major oil companies, foreign national oil and gas companies, independent oil and gas companies and industrial users. The Company's 20 largest customers accounted for approximately 87 percent of total revenue during fiscal 1994. Three customers accounted for approximately 14 percent, 12 percent and 11 percent, respectively. In fiscal 1993, three customers accounted for approximately 22 percent, 14 percent and 10 percent, respectively. In fiscal 1992, two customers accounted for approximately 15 percent and 12 percent, respectively.


                                   CONTRACTS

     The Company generally obtains drilling contracts through competitive bidding. Under most contracts the Company is paid a daily fee, or day rate. The day rate received is based on several factors, including: type of equipment, services and personnel furnished; investment required to perform the contract; location of well; length of the contract and competitive market forces. Footage rate contracts are occasionally accepted in which the Company is paid a rate per foot drilled upon reaching a specified depth. The Company drilled shallow (under 10,000 feet) wells under footage contract terms in the past fiscal year in connection with several international contracts. Footage contract terms generally place greater risk on the Company although this risk is limited by the shallow well depths.

     The Company generally receives a lump sum fee, which in most cases approximates the cost incurred by the Company, to move its equipment to the drilling site. Domestic contracts are generally for one well, while international contracts are more likely to be for multi-well programs. The Company continues to obtain contracts under which the Company provides drilling engineering and integrated project management services. The Company provides drilling project services from well design and engineering expertise to site preparation and road construction in an effort to help customers eliminate or reduce duplication of resources on drilling programs around the world.

     While oil and gas exploration efforts have remained stable or increased in many areas outside the United States, domestic drilling programs have remained relatively depressed. Day rates on domestic contracts continue to cover cash costs before local overhead. International day rates and profit margins continue to be more favorable than those for domestic operations. Because of the difficult remote drilling sites encountered internationally, specialized equipment is often required, sometimes resulting in additional modification or construction costs which are generally offset by favorable day rates for the Company. Substantially all the international contracts provide for payment in U.S. dollars, with a minimum local currency portion to cover local expenditures.


                                  COMPETITION

     Significant competition remains in the drilling industry although both the number of companies and available rigs have decreased during the energy industry downturn. The number of rigs continues to exceed demand, particularly in the domestic market. A number of large and small drilling contractors provide competition for drilling contracts in all areas the Company serves. Although no single drilling competitor operates in all areas the Company serves, certain competitors are present in more than one of those areas.

     Historically, competition for drilling services has been based on four factors: (1) type and condition of equipment available, (2) location of or ability to deploy such equipment, (3) quality of service and personnel and (4) price. In each of the first three areas, management believes that the Company has for many years ranked at or near the top of the drilling industry. During the past several years, the prevailing factor in obtaining contracts has been price due to the surplus of available rigs in the drilling industry. While willing to bid a day rate that will generate a financial loss on a contract, the Company is not willing to bid a job on a negative cash flow basis before local overhead. The Company's patented drilling equipment is a factor in obtaining certain contracts located in remote and difficult-access locations and in drilling certain wells requiring specialized equipment.


                           RESEARCH AND DEVELOPMENT

     In response to customers' needs of reducing drilling costs, the Company has developed a new slim hole drilling and coring rig. The new series of lighter electric rigs features a two-speed top drive and the Parkomatic (Registered Trademark) automatic drilling system. Combining technology from the drilling and mining industries, the Company pioneered continuous wireline coring in order to allow geological assessments to be made during the drilling program. The Company has utilized this technology in the performance of several contracts and actively markets this capability to its customers.

     Parker Kinetic engineers and manufactures high-energy pulse power equipment. Parker Kinetic has developed the homopolar pulse generator, a machine that stores kinetic energy in a rotor, then rapidly converts that energy into a high-current electrical pulse. Pulse power can be used for, among other things, high-speed solid-state welding, sintering and material compaction, pulsed heating and powering electromagnetic launch devices.

     Parker Kinetic continues to refine this technology in order to make it practical and economically feasible for industrial, scientific and military applications. With the recent decline in military expenditures by the United States government, Parker Kinetic has shifted the focus of its research activities to industrial applications and markets.

     Twenty-four employees are involved in research and development. The costs associated with the Company's research and development efforts are not significant.

                                   EMPLOYEES

     At August 31, 1994, the Company employed 2,106 persons, up 18% from the
1,784 employed at August 31, 1993.  The following table sets forth the composition of the Company's employees:
                                                           August 31,
                                                      ----------------
                                                       1994       1993
                                                      -----      -----
      International Drilling Operations               1,614      1,309
      Domestic Drilling Operations                      298        262
      Corporate and Other Domestic                      194        213

                    RISKS AND ENVIRONMENTAL CONSIDERATIONS

     Certain political and economic risks are inherent in international operations. These risks include expropriation of equipment, currency rate fluctuations, foreign currency conversion restrictions and local tax regulations. The Company minimizes the potential impact of these risks by operating in several geographical areas and by generally entering contracts which are denominated in U. S. dollars. Additionally, the Company seeks to obtain contractual indemnification from operators against certain of these risks. The Company carries political risk insurance covering its equipment in most foreign locations.

     The United States and various other countries have enacted legislation or adopted regulations controlling the discharge of materials into the environment. Such legislation provides for the imposition of penalties and liabilities, regardless of fault, for hazardous waste discharges. In certain circumstances, the Department of the Interior is authorized to suspend operations that threaten to harm life, property or the environment. Under most of the Company's contracts, the Company is indemnified from environ-mental damages except in certain cases of surface pollution. The Company purchases limited pollution insurance to cover costs associated with clean up of sudden and accidental spills. In those contracts where the Company accepts liability for pollution caused by its negligence or is not covered by insurance, the Company's financial exposure is generally restricted to an acceptable amount in the contract.

     The Company believes that it substantially complies with all
environmental legislation and regulations.   Compliance with such provisions
and regulations has not had a material effect upon the Company's operations; however, the effect of any future environmental enactments cannot be predicted.
                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates principally in one segment, contract drilling services. Information about the Company's operations by geographic areas for the three years ended August 31, 1994, is set forth in Note 11 of Notes to Consolidated Financial Statements.

Item 2.  PROPERTIES

     The Company owns and occupies a ten-story building in downtown Tulsa, Oklahoma, as its home office. The Company also owns a five-story office building in Tulsa purchased as a long-term investment and currently is leasing it to third parties. Additionally, the Company owns and leases office space and operating facilities in various locations, but only to the extent necessary for administrative and operational functions.

Item 2.  PROPERTIES (continued)

     During fiscal 1994, the Company acquired seven international rigs, of which six are currently under contract in Argentina and one in Colombia.  The
Company also decided to dispose of 16 domestic and retired three international
rigs from the rig fleet.   The following table shows, as of August 31, 1994,
the locations and drilling depth ratings of the Company's remaining 96 rigs:
                                 Drilling Depth Rating in Feet
                -------------------------------------------------------------
                10,000
                  or                                             Over
                 less   15,000  17,000  20,000  25,000  30,000  30,000  TOTAL
                ------  ------  ------  ------  ------  ------  ------  ------
DOMESTIC
Alaska                                       1               2              3
Central States               3       2      14       1       2       1     23
Rocky Mountains      1               3       6               2       1     13
West Coast                   1               1               1              3
                    --      --      --      --      --      --      --    ---
Total Domestic       1       4       5      22       1       7       2     42
                    --      --      --      --      --      --      --    ---
INTERNATIONAL
South America        9       2       1       9       2       4             27
Africa, Middle
  East and CIS       3       2       1       3                              9
Asia Pacific         3       2       2       8       3                     18

Total               --      --      --      --      --      --      --    ---
  International     15       6       4      20       5       4       -     54
                    --      --      --      --      --      --      --    ---
TOTAL               16      10       9      42       6      11       2     96
                    ==      ==      ==      ==      ==      ==      ==    ===

     The following table sets forth the utilization rates during each of the previous three years.  Rigs disposed of or reclassified as assets held for sale in fiscal 1994 have been treated as removed from the rig fleet as of the last day of the fiscal year.  Rigs that were disposed of or reclassified as assets held for sale in fiscal 1992 have been removed from the calculation of rig utilization for that year.  A rig is considered to be utilized when it is either operating or drawing revenue while being moved or on a standby status.
                                      Average Utilization
                                      For the Years Ended
                                           August 31,
                                      --------------------
                                       1994   1993   1992
                                      -----   ----   -----
         International Utilization      56%    40%    52%
         Domestic Utilization           15%    14%    13%
         Overall Utilization            35%    26%    31%

Item 3.  LEGAL PROCEEDINGS

     In the opinion of Company counsel, there are no pending legal proceedings to which the Company is a party that could have a materially adverse effect upon its business or its financial position.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to Parker Drilling Company security holders during the fourth quarter of fiscal year 1994.


                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Parker Drilling Company common stock is listed for trading on the New
York Stock Exchange under the symbol PKD.  At the close of business on
September 30, 1994, there were 4,916 holders of record of Parker Drilling common stock.  Prices on Parker Drilling's common stock for the fiscal years ending August 31, 1994 and 1993, were as follows:
                         Fiscal Year 1994     Fiscal Year 1993
                         ----------------     ----------------
             Quarter      High      Low         High     Low
             -------     ------    ------     ------    ------
             First       $7.750    $5.250     $6.125    $4.625
             Second       6.250     4.875      5.750     4.500
             Third        6.250     4.875      7.250     5.375
             Fourth       6.375     5.375      7.625     6.000

     No dividends have been paid on common stock since February 1987. Restrictions contained in Parker Drilling's existing credit agreement limit the payment of cash dividends to the lesser of 40 percent of consolidated net income for the preceding fiscal year, or $2.6 million. The Company has no present intention to pay dividends on its common stock in the foreseeable future because of its business plan to reinvest earnings in the Company's operations.

Item 6.  SELECTED FINANCIAL DATA
                   Parker Drilling Company and Subsidiaries
                     (In Thousands Except Per Share Data)

Years Ended August 31,    1994       1993       1992       1991       1990
- - - -----------------------------------------------------------------------------
Revenue                 $152,424   $100,801   $123,332   $112,818   $108,541
Income (loss)
 from continuing
 operations before
 extraordinary items    $(28,806)  $(10,687)  $(11,166)  $  1,977   $(18,845)
Discontinued
 operations:
 Income from
  operations                 -          -          -          -        3,489
 Gain on disposal            -          -          -        1,184     16,645
Extraordinary items          -          -          -          -        5,743
                        --------   --------   --------   --------   --------
Net income (loss)       $(28,806)  $(10,687)  $(11,166)  $  3,161   $  7,032
                        ========   ========   ========   ========   ========

Earnings (loss) per
 share, primary and
 fully diluted:
 Income (loss) from
  continuing operations
  before extraordinary
  items                 $   (.53)  $   (.20)  $   (.21)  $    .04   $   (.37)
 Discontinued
  operations:
  Income from
   operations                -          -          -          -          .07
  Gain on disposal           -          -          -          .02        .33
 Extraordinary items         -          -          -          -          .11
                        --------   --------   --------   --------   --------
 Net income (loss)      $   (.53)  $   (.20)  $   (.21)  $    .06   $    .14
                        ========   ========   ========   ========   ========

Total assets            $209,348   $236,342   $245,869   $264,794   $265,384
Long-term debt          $    -     $    -     $    142   $  1,907   $  7,067
Redeemable
 preferred stock        $    -     $    -     $    157   $    315   $    473

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1994, cash and short-term investments decreased $29.5 million. The decline was caused by the Company financing capital expenditures of $34.8 million primarily with existing cash and short-term investments.

     The Company's operating activities provided $1.0 million of cash in fiscal 1994, a decline of $12.8 million from fiscal 1993. The decline was caused by an increase in the Company's working capital, particularly accounts receivable. Proceeds from the sale of property, plant and equipment included $2.2 million from the sale of an airplane and $1.2 million of insurance proceeds for damages to an international rig, which occurred during a blowout.

     Capital expenditures increased $16.0 million to a total of $34.8 million in fiscal 1994. Significant capital expenditures during fiscal 1994 included $19.3 million to acquire and modify seven international drilling rigs. Six of the rigs are currently under contract in Argentina and the seventh is operating in Colombia for a major customer. The increase in capital spending over fiscal 1993 reflects the increase in international drilling activity experienced by the Company during fiscal 1994. Capital expenditures in fiscal 1995 are forecast to be $14.0 million, $8.0 million of which is primarily to maintain current operations. In the event the Company obtains additional contracts that require the purchase or construction of new or specialized rigs, or significant modifications to existing rigs, capital expenditures could increase further. Any significant increase in capital expenditures would be subject to any restrictions imposed on the Company as specified below.

     The Company had a credit agreement ("Agreement") with two banks which provided for a $15.0 million revolving credit facility through September 1, 1994. The Agreement was amended in the third quarter of fiscal 1994 to extend $7.5 million of the revolving credit facility through March 1, 1996. All of the credit facility was available for drawdown as of August 31, 1994. The Agreement contains restrictions on annual capital expenditures and certain senior and subordinated indebtedness which can be incurred by Parker Drilling Company and certain subsidiaries designated in the Agreement. These designated subsidiaries comprise the operating subsidiaries through which the Company performs the majority of its drilling operations. The credit facility also limits payment of dividends on the Company's common stock to the lesser of 40 percent of consolidated net income for the preceding fiscal year, or $2.6 million. The remaining subsidiaries of the Company are not a party to the credit facility and are able to make capital expenditures and obtain independent financing from lenders that have no recourse to Parker Drilling Company and the designated subsidiaries, subject only to an overall limitation of indebtedness.

     The restrictions in the Agreement are not anticipated to restrict growth or investment opportunities in the foreseeable future.

       Management believes that the current level of cash and short-term investments, together with cash generated from operations, should be sufficient to meet the Company's immediate capital needs. However, in the event the Company obtains additional contracts requiring further significant capital expenditures or acquires equipment or companies in the drilling service industry, management believes the Company would likely meet both short-term and long-term capital needs through a combination of cash generated from operations, borrowings under the bank credit agreement and either equity or long-term debt financing.

RESULTS OF OPERATIONS 1994 VS. 1993

     The fiscal 1994 net loss of $28.8 million represents an increase in net loss of $18.1 million from fiscal 1993. However, excluding the provision for reduction in carrying value of certain assets of $19.7 million recognized in fiscal 1994, the net loss improved $1.6 million from fiscal 1993 to fiscal 1994. The primary reasons for the improvement were an increase in drilling margins of $5.3 million, partially offset by increases in depreciation expense of $1.6 million and income tax expense of $2.2 million.

     During the fourth quarter of fiscal 1994, management analyzed its domestic operations and made the strategic decision to reorganize certain of these operations and sell certain of these assets. In Alaska, the Company intends to look for opportunities to joint venture or combine operations with other drilling companies in order to lower operating and administrative costs. As a result, the Company reduced the carrying value of certain assets in Alaska, including rigs, spare parts and property that will be sold. The Company's Partech (Registered Trademark) manufacturing operations are being downsized by the sale of land, buildings, equipment and excess inventories, and accordingly, the Company has written down to net realizable value certain drilling equipment, property and inventories that will be disposed. In the Lower-48 divisions, the Company intends to dispose of a number of mechanical rigs and certain rig equipment which also have been written down to net realizable value. Write-offs relating to the Lower-48 and Alaska rigs have resulted in the removal of 16 rigs from Parker's fleet. Aggregating the items described above, the Company recorded a $19.7 million provision during the fourth quarter of fiscal 1994.

     Drilling revenue increased by $50.8 million as utilization of the Company's international rig fleet increased from 40% in fiscal 1993 to 56% in fiscal 1994. Domestic rig utilization increased slightly from 14% to 15%. (Rigs disposed of or reclassified as assets held for sale in fiscal 1994 have been treated as removed from the rig fleet as of the last day of the fiscal year.)

     Western Hemisphere international drilling revenue increased $21.1 million from fiscal 1993 to fiscal 1994. Revenue from the country of Argentina increased $18.5 million as the Company re-entered the Argentina drilling market during the fourth quarter of fiscal 1993. Currently, the Company has eleven shallow to medium-depth rigs and one deep drilling rig in Argentina. Ten of these rigs were under contract during fiscal 1994. In Colombia, revenue increased $2.7 million in fiscal 1994 as the Company engaged in more deep drilling at higher day rates when compared to fiscal 1993. Management anticipates Western Hemisphere international operations will continue to be a growth market for the Company in fiscal 1995.

     International drilling revenue from operations in Asia and the Pacific increased $20.9 million in fiscal 1994. The primary reasons for the increase were the resumption of operations in Pakistan during the first quarter of fiscal 1994, and the operation of two geothermal rigs in the Philippines, a new market for the Company in fiscal 1994. Also contributing to the increase in drilling revenue was an increase in utilization in Papua New Guinea during fiscal 1994. Management anticipates revenue from this region will decline slightly in fiscal 1995.

     Drilling revenue from operations in Africa, the Middle East and CIS increased $9.6 million in fiscal 1994. During the fourth quarter of fiscal 1993, the Company began operating in the country of Kazakhstan under a labor contract for a major customer. Revenue from operations in Kazakhstan increased $6.8 million in fiscal 1994. In the Russian Republic an increase in operating days for two workover rigs generated an additional $2.3 million in revenue in fiscal 1994 versus fiscal 1993. In Africa, a decline in revenue from decreased utilization in Chad was offset by revenue from a one-rig contract in Congo. The Congo contract was completed in fiscal 1994 and the rig has been redeployed to the Argentina market. In the second half of fiscal 1994, the Company's major customer in Kazakhstan curtailed its involvement in that country pending settlement of an oil export pipeline situation. It is anticipated that this development, combined with a forecasted decline in utilization in Chad and the Russian Republic, will cause revenue from this region to decline in fiscal 1995.

     Domestic drilling revenue declined slightly in fiscal 1994 compared to fiscal 1993. An increase in utilization in the continental United States could not completely offset the loss of revenue from the Company's specialized arctic drilling rig, which was released late in the third quarter of fiscal 1994. Management forecasts this rig will begin operations again in the second quarter of fiscal 1995. Management anticipates that domestic utilization and revenue in fiscal 1995 will approximate fiscal 1994 levels.

     Although drilling revenue increased $50.8 million in fiscal 1994 versus fiscal 1993, drilling margins (drilling revenue less drilling expense) did not increase proportionately. Drilling margins in Colombia declined due to increased operating expenses and costs associated with the start-up of two rigs. In Argentina, the initial startup costs of entering a new market and putting ten newly acquired rigs to work negatively impacted drilling margins. Additionally, during this transition period the Company encountered drilling problems which resulted in slower-than-expected drilling progress on some of the footage rate contracts. Management is taking steps to resolve the drilling problems and reduce operating expenses in these countries.

     Depreciation expense increased $1.6 million in fiscal 1994, the result of an increase in capital spending during 1994. Based on forecasted capital expenditures of $14.0 million in fiscal 1995, management anticipates depreciation expense in fiscal 1995 will remain consistent with fiscal 1994.

     Other income (expense) increased $.6 million in fiscal 1994 compared to fiscal 1993. Interest income, net of interest expense, decreased $.5 million due to the decline in cash and short-term investments during fiscal 1994. Other income in fiscal 1994 included a $1.0 million gain recognized when proceeds from an insurance settlement exceeded the book value of equipment damaged in connection with a blowout on an international rig. Fiscal 1994 other income also included the reversal of a prior year foreign payroll tax accrual totalling $1.5 million. Offsetting this income in fiscal 1994, was a $2.6 million charge for the settlement of litigation. (See Note 12 of the Notes to Consolidated Financial Statements.) Fiscal 1993 other expense included a $.9 million adjustment of a prior year's workers' compensation liability. Income tax expense increased $2.2 million primarily because of an increase in international drilling activity, which resulted in an increase in current tax expense.

RESULTS OF OPERATIONS 1993 VS. 1992

     The fiscal 1993 net loss of $10.7 million represented a $.5 million improvement over fiscal 1992's $11.2 million loss. However, excluding the provision for reduction in carrying value of certain assets of $19.3 million recognized in fiscal 1992, net income (loss) declined $18.8 million from fiscal 1992 to fiscal 1993. The primary reasons for the decline were a decrease in drilling margins of $14.4 million and a decrease in other income of $3.0 million, offset by a decrease in income tax expense (benefit) of $3.1 million. Fiscal 1992 also included a gain on settlement of $4.0 million.

     In fiscal 1993, utilization of the Company's international rig fleet decreased to 40% compared with 52% in fiscal 1992. This was the primary reason for a drop in drilling revenue of $19.4 million in fiscal 1993. Domestic utilization increased slightly from 13% in fiscal 1992 to 14% in fiscal 1993.

     Western Hemisphere international drilling revenue in fiscal 1993 remained consistent with fiscal 1992. Increased utilization in Ecuador and commencement of operations in Argentina during the fourth quarter of fiscal 1993 offset revenue losses from decreased utilization in Peru and the cessation of drilling operations in fiscal 1992 of a subsidiary operating in Canada. (This subsidiary was sold during the third quarter of fiscal 1993. See Note 4 of Notes to Consolidated Financial Statements.)

     International drilling revenue from operations in Asia and the Pacific declined $17.1 million in fiscal 1993 due to decreased utilization in the countries of Myanmar, Pakistan and Papua New Guinea.

     Drilling revenue from operations in Africa, the Middle East and CIS declined a combined $5.8 million in fiscal 1993. Revenue from operations in the Russian Republic declined $8.9 million due primarily to the termination in the second quarter of fiscal 1992 of a three-rig contract, partially offset by revenue from two workover rigs which began operating in the fourth quarter of fiscal 1993. Revenue from Africa increased $2.9 million as revenue from increased utilization in Chad more than offset the loss of revenue from the completion during fiscal 1992 of a one-rig contract in the Congo.

     Domestic drilling revenue increased $3.7 million due primarily to a full year's operation in fiscal 1993 of the Company's specialized arctic rig. Utilization in the Lower-48 states and Hawaii remained consistent with fiscal 1992.

     Other revenue declined $3.2 million due to a decrease in engineering services provided by the Company's subsidiary Parker Kinetic to the United States Army and Air Force, partially offset by increased outside sales by the Company's manufacturing subsidiary, Partech (Registered Trademark).

     Drilling profit margin (drilling revenue less drilling expense) declined $14.4 million from fiscal 1992 to fiscal 1993. The decline was primarily the result of a decrease in activity in some of the more profitable international markets of the Russian Republic and Myanmar.

     Depreciation expense in fiscal 1993 remained consistent with fiscal 1992. General and administrative expense declined $.8 million due primarily to termination benefits paid in fiscal 1992.

     Other income and (expense) declined $7.3 million in fiscal 1993 compared to fiscal 1992. Interest income, net of interest expense, remained consistent in fiscal 1993 with fiscal 1992. Other expense in fiscal 1993 included a $.9 million adjustment of a prior year's workers' compensation liability. Fiscal 1992 included a $1.4 million gain recognized when proceeds from an insurance settlement exceeded the book value of equipment lost and associated expenses in connection with a blowout which occurred while drilling a well in Wyoming. Fiscal 1992 also included a $4.0 million gain from a settlement with a major oil and gas producer. (See Note 5 of Notes to Consolidated Financial
Statements for a description of the settlement.)   Income tax expense
(benefit) improved $3.1 million primarily because of a decrease in international drilling activity which resulted in a decrease in current tax expense and the reversal of deferred tax liabilities in the current year.

OTHER MATTERS

     Internationally, the Company specializes in drilling in remote locations and under difficult geological or operating conditions. The Company's international services are primarily utilized by international and national oil companies in the exploration and development of reserves of oil. Domestically, the Company specializes in drilling deep wells in search of natural gas. Business activity is dependent on the exploration and development activities of the major, independent and national oil and gas companies that make up the Company's customer base. Generally, temporary fluctuations in oil and gas prices do not materially affect these companies' exploration and development activities, and consequently do not materially affect the operations of the Company. However, sustained increases or decreases in oil and natural gas prices could have an impact on customers' long-term exploration and development activities which in turn could materially affect the Company's operations. Generally, a sustained change in the price of oil would have a greater impact on the Company's international operations while a sustained change in the price of natural gas would have a greater effect on domestic operations. Weak prices for natural gas have resulted in depressed markets for domestic drilling services over the past decade.

     Historically, due to the importance of oil revenue to most of the countries in which the Company operates, the Company's operations generally have not been negatively impacted by adverse economic and political conditions. However, there can be no assurances that such conditions could not have a material adverse effect in the future.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Parker Drilling Company

     We have audited the consolidated financial statements and financial statement schedules of Parker Drilling Company and subsidiaries as listed in
Item 14(a)(1) and (2) of the Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Parker Drilling Company and subsidiaries as of August 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                                COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
October 18, 1994

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                (In Thousands Except Earnings (Loss) Per Share
                   and Weighted Average Shares Outstanding)

For the Years Ended August 31,            1994         1993          1992
- - - -----------------------------------------------------------------------------
Revenue:
 Drilling contracts                    $147,480      $ 96,719      $116,082
 Other                                    4,944         4,082         7,250
                                       --------      --------      --------
                                        152,424       100,801       123,332
                                       --------      --------      --------
Operating expense:
 Drilling                               114,732        69,237        74,196
 Other                                    6,563         5,951         8,007
 Depreciation, depletion
   and amortization                      21,950        20,400        20,550
 General and administrative (Note 2)     18,314        17,593        18,385
 Provision for reduction in carrying
  value of certain assets (Note 3)       19,718           -          19,257
                                       --------      --------      --------
                                        181,277       113,181       140,395
                                       --------      --------      --------
Operating income (loss)                 (28,853)      (12,380)      (17,063)
                                       --------      --------      --------
Other income and (expense):
 Interest expense                           (11)          (53)         (361)
 Interest income                          1,161         1,729         1,953
 Minority interest                         (135)          149           596
 Other                                      919          (469)        2,538
 Gain on settlement (Note 5)                -             -           3,966
                                       --------      --------      --------
                                          1,934         1,356         8,692
                                       --------      --------      --------
Income (loss) before income taxes       (26,919)      (11,024)       (8,371)
                                       --------      --------      --------
Income tax expense (benefit)              1,887          (337)        2,795
                                       --------      --------      --------
Net income (loss)                      $(28,806)     $(10,687)     $(11,166)
                                       ========      ========      ========
Earnings (loss) per share,
 primary and fully diluted             $   (.53)     $   (.20)     $   (.21)
                                       ========      ========      ========
Weighted average shares
outstanding (fully diluted)          54,247,664    53,082,078    52,115,038
                                     ==========    ==========    ==========








                 The accompanying notes are an integral part
                   of the consolidated financial statements.


/TABLE

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)



August 31,                                           1994             1993
- - - -----------------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                         $ 10,660         $ 12,570
 Other short-term investments                         3,811           31,419
 Accounts and notes receivable, net of
  allowance for bad debts of $826 in
  1994 and 1993                                      34,675           23,353
 Rig materials and supplies                           9,117           10,970
 Other current assets                                 4,029            2,793
                                                   --------         --------
 Total current assets                                62,292           81,105
                                                   --------         --------
Property, plant and equipment, at cost:
 Drilling equipment                                 538,025          550,239
 Buildings, land and improvements                    14,270           22,029
 Other                                               24,399           28,059
 Construction in progress                             5,247           11,465
                                                   --------         --------
                                                    581,941          611,792

 Less accumulated depreciation, depletion
  and amortization                                  454,763          472,466
                                                   --------         --------
 Net property, plant and equipment                  127,178          139,326
                                                   --------         --------
Rig materials and supplies                            9,127            7,969
                                                   --------         --------
Deferred charges and other assets:
 Assets held for disposition (Note 3)                 3,518              361
 Notes receivable, net of allowance of
  $224 in 1994 and $391 in 1993                       2,871            2,871
 Other                                                4,362            4,710
                                                   --------         --------
 Total deferred charges and other assets             10,751            7,942
                                                   --------         --------
Total assets                                       $209,348         $236,342
                                                   ========         ========








                 The accompanying notes are an integral part
                   of the consolidated financial statements.


                                    - 15 -



                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)

August 31,                                            1994              1993
- - - ------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                  $  9,233         $  5,915
 Accrued liabilities                                  7,336            9,646
 Accrued income taxes                                 5,053            5,291
                                                   --------         --------
 Total current liabilities                           21,622           20,852
                                                   --------         --------
Deferred income tax (Note 7)                            294            1,198
                                                   --------         --------
Other long-term liabilities                           3,596            3,495
                                                   --------         --------
Minority interest                                     3,253            3,118
                                                   --------         --------
Commitments and contingencies (Note 12)

Stockholders' equity:
 Common stock, $.16 2/3 par value,
  authorized 70,000,000 shares, issued
  and outstanding 55,112,749 shares
  (54,985,768 shares in 1993)                         9,185            9,164
 Capital in excess of par value                     202,403          201,784
 Retained earnings  (accumulated deficit)           (28,307)             499
 Other                                               (2,698)          (3,768)
                                                   --------         --------
 Total stockholders' equity                         180,583          207,679
                                                   --------         --------
Total liabilities and stockholders' equity         $209,348         $236,342
                                                   ========         ========















                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                                    - 16 -
/TABLE

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)



For the Years Ended August 31,                 1994       1993         1992
- - - ------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                          $(28,806)   $(10,687)   $(11,166)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation, depletion and
    amortization                              21,950      20,400      20,550
   Loss (gain) on disposition of
    property, plant and equipment             (2,083)       (852)     (2,575)
   Provision for reduction in carrying
    value of certain assets                   19,718         -        19,257
   Deferred tax expense (benefit)               (904)     (1,431)        868
   Amortization of deferred compensation
    and other                                  2,490       5,197       2,998
   Change in assets and liabilities:
    Accounts and notes receivable            (10,889)      2,305        (598)
    Rig materials and supplies                  (313)      1,696      (1,374)
    Other current assets                      (1,356)     (1,934)        147
    Accounts payable and accrued
     liabilities                               1,109         573      (4,025)
    Accrued income taxes                        (238)     (1,349)        181
    Minority interest                            135        (149)       (595)
    Other assets                                 137         (48)        117
                                            --------    --------    --------

   Net cash provided by operating
    activities                                   950      13,721      23,785
                                            --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the sale of property,
  plant and equipment                          4,740       7,150       6,018
 Capital expenditures                        (34,764)    (18,717)    (27,967)
 Proceeds from sale of a subsidiary              -         2,353         -
 Decrease (increase) in other short-term
  and long-term investments                   27,608      (7,388)     (8,521)
 Other                                          (140)       (177)       (274)
                                            --------    --------    --------
   Net cash provided by (used in)
    investing activities                      (2,556)    (16,779)    (30,744)
                                            --------    --------    --------





                 The accompanying notes are an integral part
                   of the consolidated financial statements.



/TABLE

                   PARKER DRILLING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (continued)
                            (Dollars in Thousands)


For the Years Ended August 31,                 1994       1993         1992
- - - ------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments under debt
  obligations                               $    -      $   (777)   $ (6,184)
 Repurchase of common stock                     (304)       (384)       (435)
 Proceeds from exercise of stock warrant         -         4,320         -
 Other                                           -          (819)       (215)
                                            --------    --------    --------
  Net cash provided (used) by financing
   activities                                   (304)      2,340      (6,834)
                                            --------    --------    --------
Net increase (decrease) in cash and
 cash equivalents                             (1,910)       (718)    (13,793)

Cash and cash equivalents at beginning
 of year                                      12,570      13,288      27,081
                                            --------    --------    --------
Cash and cash equivalents at
 end of year                                $ 10,660    $ 12,570    $ 13,288
                                            ========    ========    ========
Supplemental disclosures of cash
 flow information:
 Cash paid during the year for:
  Interest                                  $     11    $     47    $    416
  Income taxes                              $  3,029    $  2,361    $  1,746























                 The accompanying notes are an integral part
                   of the consolidated financial statements.
                                    - 18 -

/TABLE

                                        PARKER DRILLING COMPANY AND SUBSIDIARIES
                                     Consolidated Statement of Redeemable Preferred
                                             Stock and Stockholders' Equity
                                                 (Dollars in Thousands)
                                                                                                    Other
                                                                                           --------------------------
                                       Redeemable               Capital       Retained                    Unearned
                                       preferred                in excess     earnings     Currency      restricted
                                         stock      Common       of par     (accumulated   translation   stock plan
                                        Series C     stock       value        deficit)     adjustment    compensation

                                        ---------    ------      ---------     --------     -----------   ------------
Balances, August 31, 1991                 $ 315     $8,753       $190,198      $22,376         $(383)        $(1,862)

Redemption of preferred stock              (158)
Activity in employees' stock plans                     264          7,692                                     (4,882)
Acquisition of stock from certain
 employees                                             (12)          (423)
Net income (loss)                                                              (11,166)
Cash dividends on preferred stock -
 $.75 per share                                                                    (18)
Cumulative foreign exchange
 translation adjustments                                                                        (356)
                                          -----     ------       --------     --------         -----         -------
Balances, August 31, 1992                   157      9,005        197,467       11,192          (739)         (6,744)

Redemption of preferred stock              (157)
Activity in employees' stock plans                      16            524                                      2,976
Acquisition of stock from certain
 employees                                             (11)          (373)
Issuance of 925,000 common shares
 upon exercise of a warrant
 at $4.67 per share                                    154          4,166
Net income (loss)                                                              (10,687)




                  The accompanying notes are an integral part of the consolidated financial statements.
                                                         - 19 -

                                        PARKER DRILLING COMPANY AND SUBSIDIARIES
                                     Consolidated Statement of Redeemable Preferred
                                             Stock and Stockholders' Equity
                                                 (Dollars in Thousands)
                                                       (continued)

                                                                                                    Other
                                                                                           --------------------------
                                       Redeemable               Capital       Retained                    Unearned
                                       preferred                in excess     earnings     Currency      restricted
                                         stock      Common       of par     (Accumulated   translation   stock plan
                                        Series C     stock       value        deficit)     adjustment    compensation
                                       ---------    ------      ---------     --------     -----------   ------------
Cash dividends on preferred stock -
 $.75 per share                                                                     (6)
Currency translation adjustments assoc-
 iated with assets of subsidiary sold                                                            866
Cumulative foreign exchange
 translation adjustments                                                                        (127)

                                          -----     ------       --------     --------         -----         -------
Balances, August 31, 1993                   -        9,164        201,784          499           -            (3,768)


Activity in employees' stock plans                      28            916                                      1,070
Acquisition of stock from certain
 employees                                              (7)          (297)
Net income (loss)                                                              (28,806)
                                          -----     ------       --------     --------         -----         -------
Balances, August 31, 1994                 $ -       $9,185       $202,403     $(28,307)        $ -           $(2,698)
                                          =====     ======       ========     ========         =====         =======






                  The accompanying notes are an integral part of the consolidated financial statements.

                                                         - 20 -

                   PARKER DRILLING COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

     Consolidation - The consolidated financial statements include the accounts of Parker Drilling Company ("Parker Drilling") and all of its majority-owned subsidiaries (collectively, the "Company").

     Drilling Contracts - The Company recognizes revenue and expenses on day rate contracts as the drilling progresses (percentage-of-completion method) because the Company does not bear the risk of completion of the well. For footage contracts, the Company recognizes the revenue and expenses upon completion of the well (completed-contract method).

     Cash and Cash Equivalents - For purposes of the balance sheet and the statement of cash flows, the Company considers cash equivalents to be all highly liquid debt instruments that had a remaining maturity of three months or less at the date of purchase.

     Other Short-term Investments - Other short-term investments include primarily certificates of deposit, U. S. government securities and commercial paper having remaining maturities of greater than three months at the date of purchase and are stated at the lower of cost or market.

     Property, Plant and Equipment - The Company provides for depreciation of property, plant and equipment primarily on the straight-line method over the estimated useful lives of the assets after provision for salvage value. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Management periodically evaluates the Company's assets to determine if they are not in excess of their net realizable value. Management considers a number of factors such as estimated future cash flows, appraisals and current market value analysis in determining net realizable value. Assets are written down to reflect any decrease in net realizable value below their net carrying value (See Note 3).

     Rig Materials and Supplies - Since the Company's foreign drilling generally occurs in remote locations, making timely outside delivery of spare parts unlikely, a complement of parts and supplies is maintained for each rig either at the drilling site or in warehouses close to the operations. During periods of high rig utilization, these parts are generally consumed and replenished within a one-year period. During a period of lower rig utilization in a particular location, the parts, like the related idle rigs, are generally not transferred to other foreign locations until new contracts are obtained because of the significant transportation costs which would result from such transfers. The Company classifies those parts which are not expected to be utilized in the following year as long-term assets.

     Income Taxes and Change in Accounting Policy - During fiscal 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109:
Accounting for Income Taxes. Prior to the change the Company followed SFAS No. 96: Accounting for Income Taxes. Similar to SFAS No. 96, SFAS No. 109 utilizes the liability method and deferred income taxes (assets) are recorded to reflect the expected tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. The change in this accounting policy had no effect upon net income for the year ended August 31, 1993.

     Earnings (Loss) Per Share - Earnings (loss) per share is computed by dividing net income (loss), as adjusted for dividends on preferred stock, by the weighted average number of common shares outstanding during the period. Common shares issued under the 1969 Key Employees Stock Grant Plan, 1980 Incentive Career Stock Plan and the 1991 Stock Grant Plan are not considered outstanding shares until the restrictions lapse. However, they are considered common stock equivalents.

     Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and natural gas companies. The Company generally does not require collateral on its trade receivables. Such credit risk is considered by management to be limited due to the large number of customers comprising the Company's customer base. The Company places substantially all its interest-bearing investments with major financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. At August 31, 1994, the Company had deposits in domestic banks in excess of federally insured limits by approximately $.4 million. In addition, the Company had deposits in foreign banks of $4.1 million which are not federally insured.

     Fair Market Value of Financial Instruments - The carrying amount of the Company's cash and short-term investments approximates fair value because of the short maturity of those instruments.

Note 2 - Reclassification of General and Administrative Expense

     During fiscal 1994, the Company reviewed the classifications under which peer companies report results of operations. In order to enhance comparability, the Company reclassified division office expenses of the following amounts from general and administrative expense to either drilling or other operating expense: 1994 - $9,327,000; 1993 - $8,812,000; and 1992 -
$9,892,000.

Note 3 - Provision for Reduction in Carrying Value of Certain Assets

     During the fourth quarter of fiscal 1994, management analyzed its domestic operations and made the strategic decision to reorganize certain of these operations and sell certain of these assets. In Alaska, the Company intends to look for opportunities to joint venture or combine operations with other drilling companies in order to lower operating and administrative costs. As a result, the Company reduced the carrying value of certain assets in Alaska, including rigs, spare parts and property that will be sold. The Company's Partech (Registered Trademark) manufacturing operations are being downsized by the sale of land, buildings, equipment and excess inventories, and accordingly, the Company has written down to net realizable value certain drilling equipment, property and inventories that will be disposed. In the Lower-48 divisions, the Company intends to dispose of a number of mechanical rigs and certain rig equipment which also have been written down to net realizable value. Write-offs relating to the Lower-48 and Alaska rigs have resulted in the removal of 16 rigs from Parker's fleet. Aggregating the items described above, the Company recorded a $19,718,000 provision during the fourth quarter of fiscal 1994.

Note 3 - Provision for Reduction in Carrying Value of Certain Assets
         (continued)

     During the fourth quarter of fiscal 1992, management evaluated the Company's assets and operations with the intent of reducing future operating costs and disposing of non-performing assets. As a result of this evaluation, management decided to dispose of certain rig components and rig materials and supplies. The Company recorded a $19,257,000 provision to reduce the carrying value of these rig components and rig materials and supplies to their net realizable value, and reduced its rig fleet by 16 rigs, 14 domestic and two international.

Note 4 - Sale of a Subsidiary

     On April 30, 1993, the Company sold its entire equity interest in a subsidiary operating in Canada. The Company received $2,271,000 in cash and notes receivable valued at $688,000. Under the terms of the agreement the Company is entitled to receive a portion of the proceeds from the disposition of certain remaining assets of the subsidiary. The book value of the Company's investment in the subsidiary approximated the total sales price and, consequently, no gain or loss from the sale was recorded.

Note 5 - Gain on Settlement

     During fiscal 1987, the Company provided contract drilling services and financed the development of a series of wells for a major oil and gas operator. The Company was to be paid from the proceeds of producing wells. Due to the uncertainty of future production from these wells the Company deferred recognition of any drilling profit or subsequent interest income until all its costs were recovered. At November 30, 1991, approximately $134,000 in costs had yet to be recovered. In December 1991, the Company agreed to a settlement with the operator whereby the Company received $4,100,000 cash in final payment. Due to the Company's decision to defer recognition of revenue until recovery of all costs, the Company recognized $3,966,000 of income during the second quarter of fiscal 1992.

Note 6 - Long-term Debt

     During fiscal 1993 and 1994 the Company had available a $15,000,000 revolving credit facility which was to expire September 1, 1994. In the third quarter of fiscal 1994 the Company entered into an amendment to its Credit Agreement. The amendment extends $7,500,000 of the $15,000,000 revolving credit facility from September 1, 1994 through March 1, 1996. Interest on the revolving credit facility is at prime plus 3/4 of one percent and commitment fees on the unused credit facility are 1/2 of one percent. The facility requires, among other things, maintenance of minimum working capital and restricts capital expenditures and creation of additional indebtedness. Under this agreement, the payment of dividends on the Company's common stock is limited to the lesser of 40 percent of consolidated net income for the preceding fiscal year or $2,600,000.

Note 7 - Income Taxes

     Income (loss) before income taxes (in thousands) is summarized as follows:
                                  Years Ended August 31,
                          -------------------------------------
                            1994          1993          1992
                          ---------     ---------     ---------
       United States      $(33,929)     $(11,318)     $(13,925)

       Foreign               7,010           294         5,554
                          --------      --------      --------
                          $(26,919)     $(11,024)     $ (8,371)
                          ========      ========      ========

     Income tax expense (benefit) (in thousands) is summarized as follows:
                                  Years Ended August 31,
                          -------------------------------------
                            1994          1993          1992
                          ---------     ---------     ---------
     Current:
       United States:
        Federal             $  -         $  (110)       $  265
        State                 (246)            6          (225)
       Foreign               3,037         1,198         1,887

     Deferred:
       United States:
        Federal               (326)          -             324
        State                  -             -             -
     Foreign                  (578)       (1,431)          544
                            ------       -------        ------
                            $1,887       $  (337)       $2,795
                            ======       =======        ======

     During fiscal 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109: Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The source of these temporary differences causing deferred tax liabilities results from differences attributable to depreciation of property, plant and equipment.

Note 7 - Income Taxes (continued)
     Total income tax expense (benefit) differs from the amount computed by multiplying income (loss) before income taxes by the U.S. federal income tax statutory rate.  The reasons for this difference (dollars in thousands) are as follows:
                                         Years Ended August 31,
                        ------------------------------------------------------
                             1994               1993                1992
                        ---------------    ---------------     ---------------
                                 % of               % of                % of
                                 pretax             pretax              pretax
                                 income             income              income
                        Amount   (loss)    Amount   (loss)     Amount   (loss)
                        ---------------    ---------------     ---------------
Computed expected tax
 expense (benefit)      $(9,153)  (34%)    $(3,748)   (34%)    $(2,846)  (34%)
Prior years tax
 settlement                 -       -          -       -          (225)   (3%)
Foreign tax at rates
 different than U.S.         76     -         (333)    (3%)        542     6%
Limitation on recogni-
 tion of tax benefit<F1> 11,536    43%       3,848     35%       4,503    54%
Alternative minimum tax     -       -          -       -           589     7%
Other                      (572)   (2%)       (104)    (1%)        232     3%
                        -------   ----     -------    ----     -------   ----
Actual tax expense
 (benefit)               $1,887     7%     $  (337)    (3%)    $ 2,795    33%
                        =======   ====     =======    ====     =======   ====

<F1>
Represents an increase in the valuation allowance.

     The components of the Company's tax assets and (liabilities) as of August
31, 1994, are shown below (dollars in thousands):
Domestic:
 Deferred tax assets:
  Net operating loss and tax credit carryforwards              $67,379
  Reserves established against realization of certain assets     1,455
  Accruals not deducted for tax purposes                         4,561
  Depreciation of property, plant and equipment                  8,913
                                                               -------
                                                                82,308
 Deferred tax liabilities:
  Depreciation of property, plant and equipment                (13,503)
                                                               -------
 Net deferred tax asset                                         68,805
 Valuation allowance                                           (68,805)
                                                               -------
                                                                   -
Foreign:                                                       =======
 Depreciation of property, plant and equipment                     294
                                                               -------
 Deferred tax liability                                        $   294
                                                               =======
                                    - 25 -

     At August 31, 1994, the Company had $137,800,000 net operating loss carryforwards for tax purposes which expire over a fifteen year period beginning 2000. In addition, the Company had $13,600,000 investment tax credit carryforwards for tax purposes which expire over a fifteen year period beginning 1997.

Note 8 - Redeemable Preferred Stock

     In January 1984, the Company began redeeming annually one-tenth of the $.75 cumulative Series C preferred stock shares then outstanding and completed the redemption in January 1993.

Note 9 - Common Stock and Stock Options

     The Company's 1969 Key Employees Stock Grant Plan (formerly the 1969 Key Employees Stock Option Plan) was amended in December 1990 to provide for the issuance of 223,000 shares of common stock for no cash consideration to key non-officer employees. Each employee receiving a grant of shares may dispose of 15 percent of his/her grant on each annual anniversary date from the date of grant for the first four years. On the fifth year anniversary, the employee may dispose of the remaining 40 percent of his/her grant. No shares were granted and no shares were cancelled in fiscal 1994 and 1993. At August 31, 1994 there were no shares reserved for issuance or available for granting.

     The Company's 1980 Incentive Career Stock Plan ("1980 Plan") provides for the issuance of 2,100,000 shares of common stock for no cash consideration to key employees. Each employee receiving a grant of shares may dispose of 15 percent of his/her grant on each annual anniversary date from the date of grant for the first four years. On the fifth year anniversary, the employee may dispose of the remaining 40 percent of his/her grant. No shares were granted and no shares were cancelled in fiscal 1994 and 1993. There were 2,750 shares reserved for issuance and available for granting at August 31, 1994.

     The Company's 1991 Stock Grant Plan ("1991 Plan") provides for the issuance to officers and key employees of up to 3,160,000 shares of common stock for no cash consideration. Shares granted under the 1991 Plan are fully vested no earlier than 24 months from the effective date of the grant and not later than 36 months. The specific vesting schedule for each grant is determined at the time of grant. During fiscal 1994, 45,000 shares were granted. There were no shares granted in fiscal 1993. As of August 31, 1994, there were 2,125,195 shares reserved for issuance and available for granting.

     The fair market value of the common stock at date of grant for the Plans is recorded as deferred compensation and amortized to expense over the period during which the restrictions lapse. Deferred compensation is shown as a deduction from stockholders' equity.

     During fiscal 1994, 1993 and 1992, the Company purchased 41,638, 64,173 and 74,200 Parker Drilling shares, respectively, from certain of its employees who had received stock grants under the 1991 and 1980 Plans. The Company acquired the shares at the market price (weighted average price was $7.31 per share in fiscal 1994, $5.98 per share in fiscal 1993 and $5.87 per share in fiscal 1992). The proceeds were used to pay the employees' tax withholding obligations arising from the vesting of shares under the Plans.

Note 9 - Common Stock and Stock Options (continued)

     The following is a summary of common stock reserved for issuance at fiscal year end:
                                               1994           1993
                                            ---------      ---------
     Key employee stock plans               2,127,945      2,172,945
     Stock Bonus Plan                          79,867         43,486
     Warrants<F1>                             400,000        400,000
                                            ---------      ---------
     Total shares reserved for issuance     2,607,812      2,616,431
                                            =========      =========

<F1>
Warrants for 400,000 shares are exercisable at $3.88 per share, subject to certain adjustments, no later than October 24, 1995.

Note 10 - Employee Benefit Plans

     The Parker Drilling Company Stock Bonus Plan ("Plan") was adopted effective September 1980 for employees of Parker Drilling and its subsidiaries who are U.S. citizens and who have completed one year of service with the Company. It was amended in 1983 to qualify as a 401(k) plan under the Internal Revenue Code which permits a specified percentage of an employee's salary to be voluntarily contributed on a before-tax basis and to provide for a Company matching feature. Participants may contribute from one percent to 15 percent of eligible earnings and direct contributions to one or more of seven investment funds. The Company presently makes dollar-for-dollar matching contributions up to three percent of a Participant's compensation. The Company's matching contribution is made in Parker Drilling common stock. The Plan was amended in 1989 to change the vesting schedule to no percent vesting if a Participant has less than five years of service and 100 percent vesting if a Participant has five or more years of service. Each Plan year, Company contributions can be made, at the discretion of the Board of Directors, in amounts not exceeding the permissible deductions under the Internal Revenue Code. The Company issued 123,619 shares to the Plan in 1994, 95,177 shares in 1993 and 81,899 shares in 1992.

Note 11 - Business Segments

     Information regarding the Company's operations by geographic area is as follows:
                                           1994         1993          1992
                                         ---------    ---------    ---------
                                                (Dollars in Thousands)
Operations by Geographic Area

Revenue:
 United States                           $ 30,975      $ 30,936      $ 29,516
 Other Western Hemisphere                  52,722        31,604        32,634
 Asia Pacific                              43,445        22,556        39,701
 Africa, Middle East and CIS               25,282        15,705        21,481
                                         --------      --------      --------
Total revenue                            $152,424      $100,801      $123,332
                                         ========      ========      ========
Operations by Geographic Area

Operating income (loss):
 United States                           $(30,518)     $(11,355)     $(19,952)
 Other Western Hemisphere                  (5,937)          792        (4,264)
 Asia Pacific                               6,771        (1,240)        7,491
 Africa, Middle East and CIS                  831          (577)         (338)
                                         --------      --------      --------
Total operating income (loss)            $(28,853)     $(12,380)     $(17,063)
                                         ========      ========      ========
Identifiable assets:
 United States                           $ 64,337      $121,130      $124,806
 Other Western Hemisphere                  73,688        39,420        33,543
 Asia Pacific                              43,456        43,176        52,869
 Africa, Middle East and CIS               27,867        32,616        34,651
                                         --------      --------      --------
Total identifiable assets                $209,348      $236,342      $245,869
                                         ========      ========      ========

     Three customers accounted for approximately 14 percent, 12 percent and 11 percent, respectively, of total revenue in 1994. Three customers accounted for approximately 22 percent, 14 percent and 10 percent, respectively, of total revenue in 1993. Two customers accounted for approximately 15 percent and 12 percent, respectively, of total revenue in 1992. Operating income
(loss) is total revenue less operating expenses including depreciation, depletion and amortization and an allocation of general corporate expenses based on rig operating days. Operating income (loss) excludes interest expense, interest capitalized, non-operating income or expense and income taxes.

Note 12 - Commitments and Contingencies

     At August 31, 1994, the Company had letters of credit facilities of $17,651,000 of which $7,521,000 had been issued.

     Certain officers have entered into a Severance Compensation and Consulting Agreement ("the Agreement") with the Company. The Agreement has an initial ten year term and provides certain benefits upon a change in control. A change in control includes certain mergers, sale of all of the Company's assets, liquidation of the Company or a third party acquiring a greater percentage of stock than the aggregate ownership of Robert L. Parker, Robert
L. Parker Jr. and Robert L. Parker Trust. After a change in control occurs, if an officer is terminated other than for cause or resigns for good reason, the Agreement provides for a payment of three times the annual cash compensation, a one year consulting agreement at the officer's annual cash compensation, miscellaneous executive benefits and extended life and health benefits for four years.

     A former employee ("Plaintiff") was injured while working for the Company on a rig owned and operated by another firm ("Defendant"). The Plaintiff was granted an award totalling $6,750,000 from the Defendant. Pursuant to the indemnity provision in the contract between the parties, the Company provided a defense for the Defendant. The Defendant and the Company entered into litigation to determine liability for funding the award. Upon resolution of this matter, the Defendant paid $1,687,000 and the Company paid $5,063,000. The Company has filed suit against its insurance companies and outside counsel in order to determine ultimate liability for the $5,063,000 portion that the Company has paid. During fiscal 1994, the Company recorded a $2,562,000 expense related to this litigation.

Note 13 - Related Party Transactions

     At August 31, 1994, the Company owned an insurance policy on the life of Mr. R. L. Parker, chairman and a principal stockholder. The Company is the beneficiary of this policy which was issued pursuant to a Stock Purchase Agreement ("Agreement") approved by vote of the stockholders at the 1975 Annual Meeting on December 10, 1975. This Agreement was entered into between the Company and the Robert L. Parker Trust and provides that upon the death of Robert L. Parker, the Company would be required, at the option of the Trust, to purchase from the Trust at a discounted price the amount of Parker common stock which could be purchased with the proceeds of the policy of $7,000,000. On August 3, 1994, the Company and the Trust modified this Agreement so that the Company will have the option but not the obligation to purchase the stock at a discounted price with the proceeds or to retain the entire proceeds upon the death of Robert L. Parker. If action under the agreement had been required at August 31, 1994, and the Company elected to purchase Parker common stock from the Trust, Parker Drilling's outstanding common stock would have been reduced by approximately three percent.

     As a part of the agreement to terminate the option held by the Trust and to grant the Company a limited option to purchase stock at a discounted price, the Company has also agreed to pay a premium of $655,019 annually for a split dollar last-to-die life insurance policy on Robert L. Parker and Mrs. Robert
L. Parker. Upon the deaths of Mr. Parker and Mrs. Parker, the Company will be reimbursed by the Robert L. Parker Sr. and Catherine M. Parker Family Trust from the proceeds of the policy for the full amount of premiums paid plus interest at the one-year treasury bill rate on the premiums paid after fiscal year 1999. Additionally, Robert L. Parker Jr., Chief Executive Officer of the Company and son of Robert L. Parker, will receive as a beneficiary of the Trust one-third of the net proceeds of this policy. The face value of the policy is $13,000,000.

Note 14 - Supplementary Information

     Maintenance and repairs expense for the years ended August 31, 1994, 1993 and 1992 was $15,548,000, $10,149,000 and $11,061,000, respectively.
Advertising, royalties, taxes other than payroll and income taxes, depreciation and amortization of intangible assets, pre-operating costs and similar deferrals were each less than one percent of total revenue. At August 31, 1994, accrued liabilities included $2,236,000 of workers' compensation liabilities and $2,714,000 of accrued payroll and payroll taxes. At August 31, 1993, accrued liabilities included $2,420,000 of workers' compensation
liabilities and $3,334,000 of accrued payroll and payroll taxes.    Other
long-term liabilities included $1,179,000 and $1,695,000 of workers' compensation liabilities as of August 31, 1994 and 1993, respectively.

Note 15 - Selected Quarterly Financial Data (Unaudited)
                                             Quarter
                         -------------------------------------------------
                           First     Second    Third    Fourth<F1> Total
                         --------- --------- --------- --------- ---------
                          (Dollars in Thousands Except Per Share Amounts)
FISCAL 1994
- - - -----------
Revenue                  $40,043   $40,732   $36,679   $ 34,970  $152,424
Gross profit<F2>         $ 6,044   $ 3,751   $ 1,049   $ (1,665) $  9,179
Operating income (loss)  $ 1,994   $(1,163)  $(2,936)  $(26,748) $(28,853)

Net income (loss)        $ 1,608   $  (750)  $(2,791)  $(26,873) $(28,806)
                         =======   =======   =======   ========  ========
Primary and fully
diluted earnings
(loss) per share         $   .03   $  (.01)  $  (.05)  $   (.49) $   (.53)<F3>
                        =======   =======   =======   ========   ========
FISCAL 1993
- - - -----------
Revenue                  $23,927   $25,306   $25,033   $ 26,535  $100,801
Gross profit<F2>         $ 1,993   $   555   $ 2,114   $    551  $  5,213
Operating income (loss)  $(2,153)  $(4,433)  $(2,049)  $ (3,745) $(12,380)

Net income (loss)        $(2,527)  $(4,971)  $(2,113)  $ (1,076) $(10,687)
                         =======   =======   =======   ========  ========
Primary and fully
diluted earnings
(loss) per share         $  (.05)  $  (.09)  $  (.04)  $   (.02) $   (.20)
                         =======   =======   =======   ========  ========

<F1>
The fourth quarter of fiscal 1994 includes a $19,718,000 Provision for reduction in carrying value of certain assets and a $2,562,000 charge for litigation discussed in Notes 3 and 12, respectively.
<F2>
Gross profit is calculated by excluding General and administrative expense and Provision for reduction in carrying value of certain assets from Operating income (loss), as reported in the Consolidated Statement of Operations.
<F3>
As a result of shares issued during the year, earnings (loss) per share for the year's four quarters, which are based on average shares outstanding during each quarter, do not equal the annual earnings (loss) per share, which is based on the average shares outstanding during the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     This item is not applicable to the Company in that disclosure is required under Regulation S-X by the Securities and Exchange Commission only if the Company had changed independent auditors and, if it had, only under certain circumstances.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item is hereby incorporated by reference from the information appearing under the captions "Proposal One - Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held December 14, 1994, to be filed with the Securities and Exchange Commission ("Commission") within 120 days of the end of the Company's fiscal year on August 31, 1994.


Item 11.  Executive Compensation

     The information required by this item is hereby incorporated by reference from the information appearing under the captions "Meetings, Committees and Compensation of the Board", "Executive Compensation", "Severance Compensation and Consulting Agreements", "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held December 14, 1994, to be filed with the Commission within 120 days of the end of the Company's fiscal year on August 31, 1994. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the sub-headings "Compensation Committee Report on Executive Compensation" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is hereby incorporated by reference from the information appearing under the captions "Voting" and "Common Stock Ownership of Directors and Executive Officers" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held December 14, 1994, to be filed with the Commission within 120 days of the end of the Company's fiscal year on August 31, 1994.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item is hereby incorporated by reference to such information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held December 14, 1994, to be filed with the Commission within 120 days of the end of the Company's fiscal year on August 31, 1994.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report:
     (1)  Financial Statements of Parker Drilling Company and subsidiaries which are included in Part II, Item 8:
                                                                          Page
          Report of Independent Accountants                                13
          Consolidated Statement of Operations for each
           of the three years in the period ended August 31, 1994          14
          Consolidated Balance Sheet as of August 31, 1994 and 1993        15
          Consolidated Statement of Cash Flows for each of the
           three years in the period ended August 31, 1994                 17
          Consolidated Statement of Redeemable Preferred
           Stock and Stockholders' Equity for each of the three
           years in the period ended August 31, 1994                       19
          Notes to Consolidated Financial Statements                       21

     (2)  Financial Statement Schedules:

          Schedule V - Property, plant and equipment                       34
          Schedule VI - Accumulated depreciation, depletion and
            amortization of property, plant and equipment                  35
          Schedule VIII - Valuation and qualifying accounts                36

     (3)  Exhibits:
     Exhibit Number               Description
     --------------               -----------
        3(a) - Restated Certificate of Incorporation of Parker
               Drilling Company; incorporated herein by
               reference to Exhibit 3(a) to Annual Report on
               Form 10-K for the year ended August 31, 1989,
               as amended by Form 8 dated December 27, 1989.
        3(b) - By-laws of Parker Drilling Company; incorporated
               herein by reference to Exhibit 3(b) to Annual
               Report on Form 10-K for the year ended August 31,
               1992, as amended by Form 8 dated February 18, 1993.
       10(a) - Credit Agreement, dated as of September 24, 1992,
               between Morgan Guaranty Trust Company of New York,
               Internationale Nederlanden Bank N.V. and Parker
               Drilling Company as amended; incorporated herein by
               reference to Exhibit 10(b) to Annual Report on Form
               10-K for the year ended August 31, 1992, as amended
               by Form 8 dated February 18, 1993; Exhibit(a) to
               Quarterly Report on Form 10-Q for the quarterly
               period ended February 28, 1994; Exhibit (a) to
               Quarterly Report on Form 10-Q for the quarterly
               period ended May 31, 1994.
       10(b) - Parker Drilling Company and Subsidiaries 1991 Stock
               Grant Plan; incorporated herein by reference to
               Exhibit 10(c) to Annual Report on Form 10-K for the
               year ended August 31, 1992, as amended by Form 8 dated
               February 18, 1993.<F1>

                                    PART IV
                                  (continued)

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(continued)
     (3)  Exhibits: (continued)
     Exhibit Number            Description
     --------------            -----------
       10(c) - 1980 Incentive Career Stock Plan; incorporated
               herein by reference to Exhibit 10(c) to Annual
               Report on Form 10-K for the year ended August 31,
               1989, as amended by Form 8 dated December 27, 1989.<F1>
       10(d) - 1969 Key Employees Stock Grant Plan; incorporated
               herein by reference to Exhibit 10(e) to Annual Report
               on Form 10-K for the year ended August 31, 1992,
               as amended by Form 8 dated February 18, 1993.<F1>
       10(e) - Parker Drilling Company Stock Bonus Plan; incorporated herein by reference to Exhibit 10(e) to Annual Report
               on Form 10-K for the year ended August 31, 1993.
       10(f) - 1975 Stock Purchase Agreement; incorporated herein by reference to Exhibit 10(g) to Annual Report on Form
               10-K for the year ended August 31, 1986, as amended
               by Form 8 dated December 29, 1986.
       10(g) - Form of Severance Compensation and Consulting Agreement
               entered into between Parker Drilling Company and each
               officer of Parker Drilling Company; incorporated herein by reference to Exhibit 10(g) to Annual Report on Form 10-K
               for the year ended August 31, 1988, as amended by Form 8
               dated December 28, 1988 and Form 8 dated October 4, 1989.<F1>
       21    - Subsidiaries of the Registrant.
       23    - Consent of Independent Accountants.
       27    - Financial Data Schedule
       99    - Additional Exhibit - Annual Report on Form 11-K with    To be
               respect to Parker Drilling Company Stock Bonus Plan.   filed by
                                                                     amendment

<F1>
Management Contract, Compensatory Plan or Agreement

     (b) Reports on Form 8-K:
         There were no reports on Form 8-K for the three months ended August 31, 1994.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                            (Dollars in Thousands)
     Column A            Column B   Column C   Column D   Column E   Column F
- - - ----------------------   ---------  ---------  ---------  ---------  ---------
                         Balance at                       Transfers  Balance
                         beginning  Additions               add      at end of
  Classifications        of period   at cost  Retirements (deduct)   period
- - - -----------------------  ---------  --------- ----------  ---------  ---------
Year ended 8/31/94:
 Drilling equipment     $550,239    $35,823<F1> $47,845  $  (192)     $538,025
 Buildings, land and
  improvements            22,029         58       8,002      185        14,270
 Other                    28,059      5,180       8,848        8        24,399
 Construction in
  progress                11,465     (6,297)        -         79         5,247
                        --------    -------     -------  -------      --------
    Total               $611,792    $34,764     $64,695  $    80      $581,941
                        ========    =======     =======  =======      ========
Year ended 8/31/93:
 Drilling equipment     $546,870    $ 9,367     $ 5,863  $  (135)     $550,239
 Oil and gas               7,844        296       7,819     (321)          -
 Buildings, land and
  improvements            22,526         91         587       (1)       22,029
 Other                    31,544      1,172       4,254     (403)       28,059
 Construction in
  progress                 3,724      7,791         -        (50)       11,465
                        --------    -------     -------  -------      --------
    Total               $612,508    $18,717     $18,523  $  (910)<F3> $611,792
                        ========    =======     =======  =======      ========
Year ended 8/31/92:
 Drilling equipment     $597,619    $30,641<F2> $80,446  $  (944)     $546,870
 Oil and gas               8,010        132         -       (298)        7,844
 Buildings, land
  and improvements        22,914        176       481        (83)       22,526
 Other                    30,916      1,355       750         23        31,544
 Construction in
  progress                 8,597     (4,337)      -         (536)        3,724
                        --------    -------   -------    -------      --------
Total                   $668,056    $27,967   $81,677    $(1,838)<F3> $612,508
                        ========    =======   =======    =======      ========
Property, plant and equipment is depreciated primarily on the straight-line method over the estimated useful lives of the assets after provisions for salvage value.  The rates used are as follows:
     Drilling equipment              10% to 25%
     Oil and gas                     Units of Production
     Buildings and improvements      4% to 10%
     Other                           10% to 33 1/3%

<F1>
Includes expenditures to acquire seven international drilling rigs.
<F2>
Includes expenditures to complete construction of a specialized rig now in Alaska and major modifications to three existing rigs now in Colombia and Yemen.
<F3>
Includes foreign currency translation adjustment.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
      SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                       OF PROPERTY, PLANT AND EQUIPMENT
                            (Dollars in Thousands)
     Column A            Column B   Column C   Column D   Column E   Column F
- - - ----------------------   ---------  ---------  ---------  ---------  ---------
                         Balance    Additions
                           at       charged to            Transfers  Balance
                         beginning  cost and                add      at end of
  Classifications        of period  expenses  Retirements (deduct)   period
- - - -----------------------  ---------  --------- ----------  ---------  ---------
Year ended
August 31, 1994:
 Drilling equipment      $438,678   $35,848    $43,956   $   (13)     $430,557
 Buildings, land and
  improvements             12,846       264       5,342        6         7,774
 Other                     20,942     1,801       6,318        7        16,432
                         --------   -------     -------  -------      --------
    Total                $472,466   $37,913<F1> $55,616  $   -        $454,763
                         ========   =======     =======  =======      ========
Year ended
August 31, 1993:
 Drilling equipment      $426,390   $17,829     $ 5,682  $   141      $438,678
 Oil and gas                4,230       256       4,237     (249)           -
 Buildings, land and
  improvements             12,725       311         190      -          12,846
 Other                     23,413     2,004       4,150     (325)       20,942
                         --------   -------     -------  -------      --------
   Total                 $466,758   $20,400     $14,259  $  (433)<F3> $472,466
                         ========   =======     =======  =======      ========
Year ended
August 31, 1992:
 Drilling equipment      $481,118   $22,424     $77,606  $   454      $426,390
 Oil and gas                3,875       481         -       (126)        4,230
 Buildings, land and
  improvements             12,474       758         432      (75)       12,725
 Other                     21,999     2,417         461     (542)       23,413
                         --------   -------     -------  -------      --------
   Total                 $519,466   $26,080<F2> $78,499  $  (289)<F3> $466,758
                         ========   =======     =======  =======      ========

<F1>
Includes $15,963,000 classified on Statement of Operations as Provision for reduction in carrying value of certain assets.
<F2>
Includes $5,530,000 classified on Statement of Operations as Provision for reduction in carrying value of certain assets.
<F3>
Includes foreign currency translation adjustment.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in Thousands)

        Column A                    Column B   Column C   Column D   Column E
- - - ---------------------------------   ---------  ---------  ---------  ---------
                                    Balance    Charged
                                      at       to cost               Balance
                                    beginning    and                 at end of
       Description                  of period  expenses  Deductions   period
- - - ---------------------------------   ---------  ---------  ---------  ---------
Year ended August 31, 1994:
 Allowance for doubtful accounts
  and notes                           $1,217     $  -       $  167     $1,050
 Reduction in carrying value of
  rig materials and supplies          $1,798     $1,017     $  585     $2,230

Year ended August 31, 1993:
 Allowance for doubtful accounts
  and notes                           $1,390     $  -       $  173     $1,217
 Reduction in carrying value of
  rig materials and supplies          $4,693     $1,373     $4,268     $1,798

Year ended August 31, 1992:
 Allowance for doubtful accounts
  and notes                           $2,882     $   -      $1,492     $1,390
 Reduction in carrying value of
  rig materials and supplies          $3,726     $3,730     $2,763     $4,693


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            PARKER DRILLING COMPANY
            By /s/ Robert L. Parker Jr.                Date:  November 2, 1994
               ------------------------
               Robert L. Parker Jr.
               President and Chief
               Executive Officer and
               Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.
     Signature                      Title                        Date
     ---------                      -----                        -----

                             Chairman of the Board and
By /s/ Robert L. Parker      Director
   ------------------------                            Date:  November 2, 1994
   Robert L. Parker
                             President and Chief Executive
                             Officer and Director
By /s/ Robert L. Parker Jr.  (Principal Executive Officer)
   ------------------------                            Date:  November 2, 1994
   Robert L. Parker Jr.
                             Vice President of Finance and
                             Chief Financial Officer
By /s/ James J. Davis        (Principal Financial Officer)
   ------------------------                            Date:  November 2, 1994
   James J. Davis
                             Corporate Controller
By /s/ Randy L. Ellis        (Principal Accounting Officer)
   ------------------------                            Date:  November 2, 1994
   Randy L. Ellis
                             Executive Vice President and
                             Chief Operating Officer and
By /s/ James W. Linn         Director
   ------------------------                            Date:  November 2, 1994
   James W. Linn

By /s/ Earnest F. Gloyna     Director
   ------------------------                            Date:  November 2, 1994
   Earnest F. Gloyna

By /s/ Eugene L. Swearingen  Director
   ------------------------                            Date:  November 2, 1994
   Eugene L. Swearingen

By /s/ David L. Fist         Director
   ------------------------                            Date:  November 2, 1994
   David L. Fist

By /s/ R. Rudolph Reinfrank  Director
   ------------------------                            Date:  November 2, 1994
   R. Rudolph Reinfrank
                                    - 37 -