Form 10-Q
period 1994-11-30
PARKER DRILLING CO /DE/
filed 1995-01-13
CIK 76321

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

                  FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1994

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

     As of December 31, 1994, 55,129,888 common shares were outstanding.

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


                            PARKER DRILLING COMPANY

                                     INDEX
Part I.  Financial Information                                        Page No.


      Consolidated Condensed Balance Sheets (Unaudited) -
        November 30, 1994 and August 31, 1994                             2

      Consolidated Condensed Statements of Operations (Unaudited) -
        Three Months Ended November 30, 1994 and
        November 30, 1993                                                 3

      Consolidated Condensed Statements of Cash Flows (Unaudited) -
        Three Months Ended November 30, 1994 and                          4
        November 30, 1993

      Notes to Unaudited Consolidated Condensed
        Financial Statements                                              5

      Report of Review by Independent Accountants                         6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             7 - 8


Part II.  Other Information

      Item 6, Exhibits and Reports on Form 8-K                            9

      Signatures                                                         10

      Exhibit 15, Letter Re Unaudited Interim                            11
        Financial Information

      Exhibit 27, Financial Data Schedule

                        PART 1.  FINANCIAL INFORMATION

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)
                                                  November 30,    August 31,
                                                     1994            1994
                              ASSETS              ----------      ----------
                              ------
Current assets:
  Cash and cash equivalents                         $ 19,697       $ 10,660
  Other short-term investments                         3,825          3,811
  Accounts and notes receivable                       28,955         34,675
  Rig materials and supplies                           9,201          9,117
  Other current assets                                 4,703          4,029
                                                    --------       --------
      Total current assets                            66,381         62,292

Property, plant and equipment less accumulated
 depreciation, depletion and amortization of
 $439,587 at November 30, 1994, and $454,763
 at August 31, 1994                                  122,689        127,178

Other noncurrent assets                               18,292         19,878
                                                    --------       --------
      Total assets                                  $207,362       $209,348
                                                    --------       --------
                                                    --------       --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------
Current liabilities:
  Current portion of long-term debt                 $    264       $    -
  Accounts payable and accrued liabilities            15,584         16,569
  Accrued income taxes                                 5,057          5,053
                                                    --------       --------
      Total current liabilities                       20,905         21,622
                                                    --------       --------

Long-term debt                                         1,586            -

Deferred income tax                                      294            294

Other long-term liabilities                            3,672          3,596

Minority interest                                        665          3,253

Common stock, $.16 2/3 par value                       9,187          9,185
Capital in excess of par value                       202,455        202,403
Retained earnings (accumulated deficit)              (29,400)       (28,307)
Other                                                 (2,002)        (2,698)
                                                    --------       --------
      Total stockholders equity                      180,240        180,583
                                                    --------       --------

      Total liabilities and stockholders' equity    $207,362       $209,348
                                                    --------       --------
                                                    --------       --------

    See accompanying notes to consolidated condensed financial statements.
                                     - 2 -

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)
                                                        Three Months Ended
                                                           November 30,
                                                        -------------------
                                                          1994       1993
                                                        -------     -------
Revenue:
 Drilling contracts                                    $ 32,055     $39,396
 Other                                                    1,228         647
                                                       --------     -------
    Gross operating revenue                              33,283      40,043
                                                       --------     -------
Operating expense:
 Drilling                                                24,769      27,994
 Other                                                    1,450       1,084
 Depreciation, depletion and
   amortization                                           5,506       4,922
 General and administrative                               5,015       4,049
                                                       --------     -------
                                                         36,740      38,049
                                                       --------     -------
Operating income (loss)                                  (3,457)      1,994
                                                       --------     -------
Other income and (expense):
 Interest expense                                            (2)         (3)
 Interest income                                            260         357
 Other income (expense) - net                             2,901          40
                                                       --------     -------
                                                          3,159         394
                                                       --------     -------
Income (loss) before income taxes                          (298)      2,388
                                                       --------     -------
Income tax expense                                          795         780
                                                       --------     -------
Net income (loss)                                        (1,093)      1,608
                                                       --------     -------
Earnings (loss) per share,
 primary and fully diluted                             $   (.02)    $   .03
                                                       --------     -------
Number of common shares used in                        --------     -------
 computing earnings (loss) per share

   Primary                                            54,518,336  54,490,360
                                                      ----------  ----------
                                                      ----------  ----------
   Fully diluted                                      54,518,336  54,511,673
                                                      ----------  ----------
                                                      ----------  ----------
    See accompanying notes to consolidated condensed financial statements.
                                     - 3 -
/TABLE

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                            (Dollars in Thousands)
                                  (Unaudited)
                                                       Three Months Ended
                                                          November 30,
                                                       --------------------
                                                          1994        1993
                                                        -------     -------
Cash flows from operating activities:
  Net income (loss)                                     $(1,093)    $ 1,608
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation, depletion and amortization            5,506       4,922
      Expenses not requiring cash                          (939)        910
      Change in operating assets and liabilities          4,607      (6,607)
      Other-net                                          (1,144)        (83)
                                                        -------     -------
    Net cash provided by operating activities             6,937         750
                                                        -------     -------
Cash flows from investing activities:
  Capital expenditures                                   (3,183)     (9,967)
  Proceeds from the sale of equipment                     4,604         171
  Decrease (increase) in short-term
   investments                                              (14)     10,803
  Other-net                                                 786         -
                                                        -------     -------
    Net cash provided by investing
      activities                                          2,193       1,007
                                                        -------     -------
Cash flows from financing activities:
  Other                                                     (93)       (312)
                                                        -------     -------
    Net cash provided (used) by financing
      activities                                            (93)       (312)
                                                        -------     -------

Net increase in cash and cash equivalents                 9,037       1,445

Cash and cash equivalents at
  beginning of period                                    10,660      12,570
                                                        -------     -------
Cash and cash equivalents at
  end of period                                         $19,697     $14,015
                                                        -------     -------
                                                        -------     -------
Supplemental disclosure:
  Interest paid                                         $     2     $     3
  Taxes paid                                            $   791     $   526

Supplemental noncash financing activity:
  In November, 1994, the Company acquired a limited partner's ownership interest in two consolidated partnerships in exchange for a promissory note in the amount of $1,850,000.

    See accompanying notes to consolidated condensed financial statements.
                                     - 4 -
/TABLE

                   PARKER DRILLING COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of November 30, 1994 and August 31, 1994, (2) the results of operations for the three months ended November 30, 1994 and November 30, 1993, and (3) cash flows for the three months ended November 30, 1994 and November 30, 1993. Results for the three months ended November 30, 1994, are not necessarily indicative of the results which will be realized for the year ending August 31, 1995. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended August 31, 1994.

    The Company reclassified division office expenses of $1,913,000 and $1,762,000 from general and administrative expense to either drilling or other operating expense for the three months ended November 30, 1994 and 1993 respectively.

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

3. In November 1994 the Company acquired a limited partner's ownership interest in two consolidated partnerships, PCA I Limited ("PCA I") and PCA II Limited ("PCA II"), in exchange for a promissory note of $1.8 million. Through this transaction the Company acquired all of the limited partnership interest in PCA I and the Partnership was dissolved.

    The acquisition was accounted for under the purchase method of accounting. The estimated fair value of the net assets acquired exceeded the cost of acquisition. After the net book value of long-term assets acquired was written down to zero, negative goodwill of $1.2 million was recorded.
    This negative goodwill is being amortized on the straight-line basis over 3 years, which is the remaining estimated useful lives of the assets acquired.

    The promissory note is payable in seven equal annual installments beginning November 1995, with interest at 5 3/4%.

    In December 1994, the Company acquired the remaining limited partnership interest in PCA II and dissolved the partnership.

                       Report of Independent Accountants




To the Board of Directors and Shareholders
Parker Drilling Company

   We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of November 30, 1994, and the related consolidated condensed statements of operations for the three month periods ended November 30, 1994 and 1993 and consolidated condensed statements of cash flows for the three month periods ended November 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

   We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of August 31, 1994, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity and cash flows for the year then ended (not presented herein); and in our report, dated October 18, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




                                          COOPERS & LYBRAND L.L.P.



Tulsa, Oklahoma
January 12, 1995

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

   The Company's net loss of $1.1 million for the first quarter of fiscal 1995 represented a decline of $2.7 million from fiscal 1994's first quarter net income of $1.6 million. The decline was primarily attributable to a decline in drilling margin and an increase in general and administrative expense, partially offset by an increase in other income.

   Drilling revenue in the first quarter of fiscal 1995 was $32.1 million, a decline of $7.3 million from the first quarter of fiscal 1994. International utilization for the first quarter of fiscal 1995 was 53% compared to 61% in the first quarter of fiscal 1994 and overall utilization declined from 44% to 39%. (Fiscal 1994 utilization has been adjusted to reflect rigs removed from the rig fleet at the end of fiscal 1994.)

   Western Hemisphere international drilling revenue in the first quarter of fiscal 1995 increased $5.1 million over the comparable period of the prior year. The increase in revenue was the result of an increase in utilization in Colombia and an increase in the number of operating rigs in the country of Argentina. This increase was partially offset by a decline in utilization in Ecuador and Peru.

   Drilling revenue from operations in Africa, the Middle East and Commonwealth of Independent States ("CIS") declined a combined $7.1 million in the first quarter of fiscal 1995 when compared to the first quarter of fiscal 1994. In fiscal 1994 the Company completed one rig contracts in the Congo and Yemen and both of these rigs have been redeployed to the Argentina market. In addition, during the first quarter of fiscal 1994 the Company had two workover rigs operating in the Russian Republic. These rigs completed their contracts in fiscal 1994 and were redeployed to the country of Kazakhstan in the first quarter of fiscal 1995.

   International drilling revenue from operations in Asia and the Pacific declined $2.3 million due primarily to a decline in utilization in Papua New Guinea. Domestic drilling revenue declined $3.1 million as the Company's specialized arctic rig did not operate during the first three months of fiscal 1995. This rig resumed operations again at the beginning of the second quarter of fiscal 1995.

   Drilling margin (drilling revenue less drilling expense) as a percent of drilling revenue was 23% for the first three months of fiscal 1995 compared to 29% for the same period of fiscal 1994. The primary reason for the decline is operations in Argentina where the Company has encountered drilling problems which have resulted in slower-than-expected drilling progress on some of the footage rate contracts. Management continues to take steps to resolve the drilling problems and improve drilling margins in this country.

   Depreciation expense increased $.6 million, the result of an increase in the level of capital expenditures during fiscal 1994. General and administrative expense increased $1.0 million due primarily to an increase in the amortization of deferred compensation and an increase in legal expense. Other income (expense) in the first quarter of fiscal 1995 increased $2.8 million as the Company recognized a $1.5 million gain on reversal of a prior years foreign currency accrual. In addition, gain on sale of fixed assets increased $1.1 million over the first quarter of fiscal 1994. Income tax expense consists primarily of foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

   During the first three months of fiscal 1995, cash generated from operations and sale of fixed assets were the primary reasons for an increase of $9.1 million in cash and other short-term investments. Proceeds from the sale of fixed assets included $2.9 million from the sale of one domestic and one international rig.

   Capital expenditures in the first quarter of fiscal 1995 totalled $3.2 million. The Company's capital spending is below fiscal 1994 levels reflecting a decline in international activity. Management currently forecasts capital expenditures for fiscal 1995 to be approximately $14.0 million. In the event the Company obtains additional contracts that require the purchase or construction of new or specialized rigs, or significant modifications to existing rigs, capital expenditures could increase further. Any significant increase in capital expenditures would be subject to any restrictions imposed on the Company as specified below.

   The Company has a credit agreement with a bank which provides for a $7.5 million revolving credit facility, all of which was available for drawdown as of November 30, 1994. The credit agreement, which expires March 1, 1996, contains restrictions on annual capital expenditures and certain senior and subordinated indebtedness which can be incurred by Parker Drilling Company and certain subsidiaries designated in the credit agreement. These designated subsidiaries comprise the operating subsidiaries through which the Company performs the majority of its drilling operations. The credit facility also limits payment of dividends on the Company's common stock to the lesser of 40% of consolidated net income for the preceding year, or $2.6 million. The remaining subsidiaries of the Company are not a party to the credit facility and are able to make capital expenditures and obtain independent financing from lenders that have no recourse to Parker Drilling Company and the designated subsidiaries, subject only to an overall limitation of indebtedness.

   The restrictions in the credit agreement are not anticipated to restrict growth or investment opportunities in the foreseeable future.

   In November 1994, the Company acquired a limited partner's ownership interest in two consolidated partnerships in exchange for a promissory note totalling $1.8 million. (See Note 3 of Notes to Unaudited Consolidated Condensed Financial Statements.) The promissory note is payable in seven equal annual installments beginning November 1995, with interest at 5 3/4%.

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

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)Exhibits:
                                                                     Page
   Exhibit 15 Letter re Unaudited Interim Financial Information       11

   Exhibit 27 Financial Data Schedule

(b)Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended November 30, 1994.

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


Date:  January 12, 1995


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