Form 10-Q
period 1995-02-28
PARKER DRILLING CO /DE/
filed 1995-04-13
CIK 76321

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

                  FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1995

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

     As of March 31, 1995, 55,702,395 common shares were outstanding.

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


                            PARKER DRILLING COMPANY

                                     INDEX
Part I.  Financial Information                                        Page No.


      Consolidated Condensed Balance Sheets (Unaudited) -
        February 28, 1995 and August 31, 1994                             2

      Consolidated Condensed Statements of Operations (Unaudited) -
        Three and Six Months Ended February 28, 1995 and
        February 28, 1994                                                 3

      Consolidated Condensed Statements of Cash Flows (Unaudited) -
        Six Months Ended February 28, 1995 and                            4
        February 28, 1994

      Notes to Unaudited Consolidated Condensed
        Financial Statements                                              5

      Report of Review by Independent Accountants                         6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             7 - 10


Part II.  Other Information

      Item 4. Submission of Matters to a Vote of Security Holders        11

      Item 6. Exhibits and Reports on Form 8-K                           11

      Signatures                                                         12

      Exhibit 10(a) Amendment dated as of March 17, 1995, to the
        Parker Drilling Company Stock Bonus Plan, filed as Exhibit 10(e) to Annual Report on Form 10-K for the year ended August 31, 1993, as amended by Form 10-K/A dated February 24, 1994.

      Exhibit 15, Letter Re Unaudited Interim
        Financial Information

                        PART 1.  FINANCIAL INFORMATION

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)
                                                  February 28,    August 31,
                                                     1995            1994
                              ASSETS              ----------      ----------
                              ------
Current assets:
  Cash and cash equivalents                         $ 21,599       $ 10,660
  Other short-term investments                         1,030          3,811
  Accounts and notes receivable                       31,900         34,675
  Rig materials and supplies                           9,318          9,117
  Other current assets                                 5,193          4,029
                                                    --------       --------
      Total current assets                            69,040         62,292

Property, plant and equipment less accumulated
 depreciation, depletion and amortization of
 $443,050 at February 28, 1995, and $454,763
 at August 31, 1994                                  120,021        127,178

Other noncurrent assets                               18,818         19,878
                                                    --------       --------
      Total assets                                  $207,879       $209,348
                                                    --------       --------
                                                    --------       --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------
Current liabilities:
  Current portion of long-term debt                 $    264       $    -
  Accounts payable and accrued liabilities            16,220         16,569
  Accrued income taxes                                 4,667          5,053
                                                    --------       --------
      Total current liabilities                       21,151         21,622
                                                    --------       --------

Long-term debt                                         1,586            -

Deferred income tax                                      294            294

Other long-term liabilities                            3,722          3,596

Minority interest                                        -            3,253

Stockholders' equity:
  Common stock, $.16 2/3 par value                     9,282          9,185
  Capital in excess of par value                     205,191        202,403
  Retained earnings (accumulated deficit)            (29,331)       (28,307)
  Other                                               (4,016)        (2,698)
                                                    --------       --------
      Total stockholders' equity                     181,126        180,583
                                                    --------       --------

      Total liabilities and stockholders' equity    $207,879       $209,348
                                                    --------       --------
                                                    --------       --------
    See accompanying notes to consolidated condensed financial statements.
                                     - 2 -

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                 Three Months Ended       Six Months Ended
                                    February 28,            February 28,
                                -------------------     -------------------
                                  1995       1994         1995        1994
                                --------   --------     --------   --------

Revenue:
 Drilling contracts             $37,725     $39,694     $69,780     $79,090
 Other                            1,013       1,038       2,241       1,685
                                -------     -------     -------     -------
    Gross operating revenue      38,738      40,732      72,021      80,775
                                -------     -------     -------     -------
Operating expense:
 Drilling                        27,098      30,471      51,867      58,465
 Other                            1,215       1,443       2,665       2,527
 Depreciation, depletion and
   amortization                   5,420       5,067      10,926       9,989
 General and administrative       5,140       4,914      10,155       8,963
                                -------     -------     -------     -------
                                 38,873      41,895      75,613      79,944
                                -------     -------     -------     -------
Operating income (loss)            (135)     (1,163)     (3,592)        831
                                -------     -------     -------     -------
Other income and (expense):
 Interest expense                   (33)         (4)        (35)         (7)
 Interest income                    317         198         577         555
 Other income (expense) - net       380         392       3,281         432
                                -------     -------     -------     -------
                                    664         586       3,823         980
                                -------     -------     -------     -------
Income (loss) before                529        (577)        231       1,811
  income taxes                  -------     -------     -------     -------

Income tax expense                  460         173       1,255         953
                                -------     -------     -------     -------
Net income (loss)                    69        (750)     (1,024)        858
                                -------     -------     -------     -------

Earnings (loss) per share,
 primary and fully diluted      $   .00     $  (.01)    $  (.02)    $   .02
                                -------     -------     -------     -------
                                -------     -------     -------     -------
Number of common shares used
 in computing earnings (loss)
 per share:

   Primary                    54,972,034  54,223,674  54,610,611  54,539,402
                              ----------  ----------  ----------  ----------
                              ----------  ----------  ----------  ----------
   Fully diluted              55,021,452  54,223,674  54,610,611  54,539,402
                              ----------  ----------  ----------  ----------
                              ----------  ----------  ----------  ----------




    See accompanying notes to consolidated condensed financial statements.
                                     - 3 -

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                            (Dollars in Thousands)
                                  (Unaudited)
                                                         Six Months Ended
                                                          February 28,
                                                       --------------------
                                                          1995        1994
                                                        -------     -------
Cash flows from operating activities:
  Net income (loss)                                     $(1,024)    $   858
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation, depletion and amortization           10,926       9,989
      Expenses not requiring cash                          (180)      1,513
      Change in operating assets and liabilities            720     (11,536)
      Other-net                                          (1,552)       (495)
                                                        -------     -------
    Net cash provided by operating activities             8,890         329
                                                        -------     -------
Cash flows from investing activities:
  Capital expenditures                                   (6,174)    (23,592)
  Proceeds from the sale of equipment                     5,427         892
  Decrease (increase) in short-term
   investments                                            2,781      24,241
  Other-net                                                 121         -
                                                        -------     -------
    Net cash provided by investing
      activities                                          2,155       1,541
                                                        -------     -------
Cash flows from financing activities:
  Other                                                    (106)       (304)
                                                        -------     -------
    Net cash provided (used) by financing
      activities                                           (106)       (304)
                                                        -------     -------

Net increase in cash and cash equivalents                10,939       1,566

Cash and cash equivalents at
  beginning of period                                    10,660      12,570
                                                        -------     -------
Cash and cash equivalents at
  end of period                                         $21,599     $14,136
                                                        -------     -------
                                                        -------     -------
Supplemental disclosure:
  Interest paid                                         $     2     $     7
  Taxes paid                                            $ 1,641     $ 1,316

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

    See accompanying notes to consolidated condensed financial statements.
                                     - 4 -
/TABLE

                   PARKER DRILLING COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of February 28, 1995 and August 31, 1994, (2) the results of operations for the three and six months ended February 28, 1995 and February 28, 1994, and (3) cash flows for the six months ended February 28, 1995 and February 28, 1994. Results for the six months ended February 28, 1995, are not necessarily indicative of the results which will be realized for the year ending August 31, 1995. The August 31, 1994 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended August 31, 1994.

    The Company reclassified division office expenses of $4,474,000 and $4,646,000 from general and administrative expense to either drilling or other operating expense for the six months ended February 28, 1995 and 1994, respectively. Division office expenses of $2,561,000 and $2,557,000 were similarly reclassified for the three months ended February 28, 1995 and 1994, respectively.

2. Earnings per common share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common shares granted under the 1969 Key Employee Stock Grant Plan, 1980 Incentive Career Stock Plan and the 1991 Stock Grant Plan are issued and outstanding and are only considered in the computation of weighted average shares outstanding when their effect on earnings per share is dilutive.

3. In November 1994, the Company acquired a limited partner's ownership interest in two consolidated partnerships, PCA I Limited ("PCA I") and PCA II Limited ("PCA II"), in exchange for a promissory note of $1.8 million. The promissory note is payable in seven equal annual installments beginning November 1995, with interest at 5 3/4%. Through this transaction the Company acquired all of the limited partnership interest in PCA I and the partnership was dissolved.

    The acquisition was accounted for under the purchase method of accounting. The estimated fair value of the net assets acquired exceeded the cost of acquisition. After the net book value of long-term assets acquired was written down to zero, negative goodwill of $1.2 million was recorded.
    This negative goodwill is being amortized on the straight-line basis over 3 years, which is the remaining estimated useful life of the assets acquired.

    In December 1994, the Company acquired the remaining limited partnership interest in PCA II and dissolved the partnership.

                       Report of Independent Accountants




To the Board of Directors and Shareholders
Parker Drilling Company

   We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of February 28, 1995, and the related consolidated condensed statements of operations for the three and six month periods ended February 28, 1995 and 1994 and consolidated condensed statements of cash flows for the six month periods ended February 28, 1995 and 1994. These financial statements are the responsibility of the Company's management.


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



Tulsa, Oklahoma
April 12, 1995

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Second Quarter of Fiscal 1995 Compared with Second Quarter of Fiscal 1994

   The Company recorded net income of $.1 million in the second quarter of fiscal 1995 as compared to a net loss of $.7 million for the same period in fiscal 1994. The improvement of $.8 million is due primarily to an increase in drilling margins of $1.4 million offset somewhat by an increase of $.4 million in depreciation expense.

   Drilling revenue in the second quarter of fiscal 1995 was $37.7 million, as compared to second quarter fiscal 1994 revenue of $39.7 million. International utilization declined from 58% in the second quarter of fiscal 1994 to 54% in the second quarter of fiscal 1995 while domestic utilization reflected a decline from 25% to 21% for the same periods. Overall utilization declined from 43% to 40%. (Fiscal 1994 utilization has been adjusted to reflect rigs removed from the rig fleet at the end of fiscal 1994.)

   Western Hemisphere international drilling revenue increased from $11.2 million in the second quarter of fiscal 1994 to $17.5 million in the second quarter of fiscal 1995. Increased utilization in Colombia and an increase in the number of operating rigs in Argentina were the primary reasons for the increase in drilling revenue. The increase in revenue from these two countries was somewhat offset by a decline in revenue from Ecuador, where the two rigs in that country completed contracts in fiscal 1994.

   Drilling revenue from operations in Africa, the Middle East and Commonwealth of Independent States ("CIS") declined a total of $5.4 million in the second quarter of fiscal 1995 when compared to the second quarter of fiscal 1994. In fiscal 1994 the Company completed one-rig contracts in the Congo and Yemen. Both of these rigs have been redeployed to Argentina and are currently operating in that country. The Company also completed contracts for two rigs in the Russian Republic in fiscal 1994 and these rigs were redeployed to the country of Kazakhstan. One of these rigs began operations on a short-term contract in Kazakhstan in the second quarter of fiscal 1995. Revenue earned by this rig partially offset a decline in revenue from a labor contract the Company has with a major customer in that country.

   The Asia Pacific region's drilling revenue declined $1.3 million in fiscal 1995's second quarter compared to the second quarter of fiscal 1994, primarily due to a decline in utilization in Papua New Guinea. Increased utilization in New Zealand and revenue from a labor contract in China were offsets to the decline in revenue recorded in this region. Domestic drilling revenue declined $1.7 million in the current fiscal year's second quarter when compared to the prior fiscal year's second quarter due primarily to lower utilization in Alaska and the Rocky Mountain states.

   Drilling margins (drilling revenue less drilling expense) as a percentage of revenue increased from 23% in the second quarter of fiscal 1994 to 28% in the second quarter of fiscal 1995. Drilling margins improved in most of the Company's market sectors, including Argentina where drilling margins have improved somewhat due to the Company operating a greater percentage of its rigs in that country on a daywork basis (versus footage rate basis) in the

- --------------------------------


second quarter of the current year. The Company anticipates that the improvement in operating results will continue in Argentina through the remainder of the fiscal year.

   Fiscal 1994 capital expenditures have resulted in an increase in depreciation expense of $.4 million for the current quarter as compared to the fiscal 1994 second quarter. General and administrative expense and other income (expense) for the quarter were both comparable in amount to the same quarter in the prior fiscal year. Income tax expense consists primarily of foreign income taxes.


First Six Months of Fiscal 1995 Compared with First Six Months of Fiscal 1994

   The Company's net loss of $1.0 million for the first six months of fiscal 1995 compares to net income of $.9 million for the same period in fiscal 1994. A decline of $2.7 million in drilling margins was the primary reason for the decline of $1.9 million in net income. Increases in general and administrative expense and depreciation expense also contributed to the decline in net income. An increase of $2.8 million in other income somewhat offset these items.

   Drilling revenue decreased to $69.8 million for the first six months of the current fiscal year from $79.1 million in the first six months of fiscal 1994. Utilization for all of the Company's rigs declined to 39% for the current year period from 44% for the first six months of fiscal 1994. International utilization declined from 60% to 53% while domestic utilization declined from 24% to 21%.(Fiscal 1994 utilization has been adjusted to reflect rigs removed from the rig fleet at the end of fiscal 1994.)

   Western Hemisphere international drilling revenue increased $11.4 million for the first six months of fiscal 1995 when compared to the first six months of fiscal 1994. Additional rigs operating in Colombia and Argentina were offset to some degree by decreased utilization in Ecuador where two rigs operating in the prior year completed contracts in fiscal 1994.

   Drilling revenue from operations in Africa, the Middle East and Commonwealth of Independent States ("CIS") declined a total of $12.4 million in the first six months of fiscal 1995 when compared to the first six months of fiscal 1994. In fiscal 1994 the Company completed one-rig contracts in the Congo and Yemen, resulting in a decline in revenue of $6.7 million when comparing the first six months of fiscal 1995 and 1994. As discussed in the second quarter comparison, both of these rigs were redeployed to Argentina and are currently operating in that country. The Company also completed contracts for two rigs in the Russian Republic in fiscal 1994 and these rigs were redeployed to the country of Kazakhstan.

   The Asia Pacific region's drilling revenue declined $3.6 million in the first six months of fiscal 1995 when compared to the first six months of fiscal 1994, primarily due to a decline in utilization in Papua New Guinea. Increased utilization in New Zealand, where the Company has begun operations with an additional rig which last operated in Myanmar, and revenue from a labor contract in China were offsets to the decline in revenue recorded in

- --------------------------------

this region. Domestic drilling revenue declined $4.8 million in the current fiscal year's first six months when compared to the same period in the prior fiscal year. This decline is due primarily to lower utilization in Alaska and the Rocky Mountain states, partially offset by increased utilization in the Mid-Continent states.

   Drilling margins as a percentage of revenue were consistent at 26% when comparing the first six months of the current and prior fiscal year. Fiscal 1994 capital expenditures resulted in an increase in depreciation expense of $.9 million between the two periods. General and administrative expense increased $1.2 million in the first six months of fiscal 1995 compared to the first six months of fiscal 1994 primarily due to increases in the amortization of deferred compensation and legal expenses. Other income (expense) increased by $2.8 million as the Company recognized a $1.5 million gain on reversal of a prior year's foreign currency accrual in the current fiscal year. Gains from the sale of fixed assets in the current year have exceeded those recorded in the first six months of fiscal 1994 by $1.1 million.



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

   Cash and other short-term investments increased $8.2 million in the first six months of the fiscal year. Cash of $8.9 million was provided by operating activities and $5.4 million was received from the sale of fixed assets. Proceeds from the sale of fixed assets included $2.9 million from the sale of one domestic and one international rig.

   Capital expenditures in the first six months of fiscal 1995 totalled $6.2 million. The Company's capital spending is below the fiscal 1994 six-month total of $23.6 million, which included expenditures related to seven new rigs
placed into service in South America.    Management currently forecasts
capital expenditures for fiscal 1995 to be approximately $30.5 million. The increase in projected capital spending over the $14.0 million stated in the Company's Form 10-Q for the first quarter of fiscal 1995 anticipates the possible award of several international drilling contracts. Any significant increase in capital expenditures would be subject to restrictions imposed on the Company as specified below.

   The Company has a credit agreement with a bank which provides for a $7.5 million revolving credit facility, all of which was available for drawdown as of February 28, 1995. The credit agreement, which expires March 1, 1996, contains restrictions on annual capital expenditures and certain senior and subordinated indebtedness which can be incurred by Parker Drilling Company and certain subsidiaries designated in the credit agreement. These designated subsidiaries comprise the operating subsidiaries through which the Company performs the majority of its drilling operations. The credit facility also limits payment of dividends on the Company's common stock to the lesser of 40% of consolidated net income for the preceding year, or $2.6 million. The

- ------------------------------------------

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

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

During the Annual Meeting of Stockholders held on December 14, 1994, stockholders approved two stock option plans:

1. The 1994 Non-Employee Director Stock Option Plan provides for the issuance to non-employee directors of options to purchase up to 200,000 shares of the Company's common stock. The vote was 34,852,882 affirmative votes, 13,208,113 negative votes and 1,796,142 abstentions.

2. The 1994 Executive Stock Option Plan provides for the granting of a maximum of 2,400,000 shares of the Company's common stock to key employees through the granting of stock options, stock appreciation rights and restricted and deferred stock awards. The vote was 33,891,123 affirmative votes, 14,169,284 negative votes and 1,796,730 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

(a)Exhibits:

   Exhibit 10(a) Amendment dated as of March 17, 1995, to the
                 Parker Drilling Company Stock Bonus Plan, filed as
                 Exhibit 10(e) to Annual Report on Form 10-K for the year ended August 31, 1993, as amended by Form 10-K/A dated February 24, 1994.

   Exhibit 15    Letter re Unaudited Interim Financial Information

(b)Reports on Form 8-K - There were no reports on Form 8-K filed during the six months ended February 28, 1995.

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


Date:  April 12, 1995


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