Form 10-Q
period 1995-05-31
PARKER DRILLING CO /DE/
filed 1995-07-13
CIK 76321

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

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995

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

     As of June 30, 1995, 55,707,689 common shares were outstanding.

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


                            PARKER DRILLING COMPANY

                                     INDEX
Part I.  Financial Information                                        Page No.


      Consolidated Condensed Balance Sheets (Unaudited) -
        May 31, 1995 and August 31, 1994                                  2

      Consolidated Condensed Statements of Operations (Unaudited) -
        Three and Nine Months Ended May 31, 1995 and
        May 31, 1994                                                      3

      Consolidated Condensed Statements of Cash Flows (Unaudited) -
        Nine Months Ended May 31, 1995 and May 31, 1994                   4

      Notes to Unaudited Consolidated Condensed
        Financial Statements                                              5

      Report of Review by Independent Accountants                         6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             7 - 10


Part II.  Other Information

      Item 6. Exhibits and Reports on Form 8-K                           11

      Signatures                                                         12

      Exhibit 15, Letter Re Unaudited Interim
        Financial Information

      Exhibit 27, Financial Data Schedule

                        PART 1.  FINANCIAL INFORMATION

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)
                                                    May 31,       August 31,
                                                     1995            1994
                              ASSETS              ----------      ----------
                              ------
Current assets:
  Cash and cash equivalents                         $ 14,437       $ 10,660
  Other short-term investments                         6,126          3,811
  Accounts and notes receivable                       33,068         34,675
  Rig materials and supplies                           9,992          9,117
  Other current assets                                 4,981          4,029
                                                    --------       --------
      Total current assets                            68,604         62,292

Property, plant and equipment less accumulated
 depreciation, depletion and amortization of
 $446,365 at May 31, 1995, and $454,763
 at August 31, 1994                                  121,109        127,178

Other noncurrent assets                               18,133         19,878
                                                    --------       --------
      Total assets                                  $207,846       $209,348
                                                    --------       --------
                                                    --------       --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------
Current liabilities:
  Current portion of long-term debt                 $    264       $    -
  Accounts payable and accrued liabilities            14,155         16,569
  Accrued income taxes                                 5,020          5,053
                                                    --------       --------
      Total current liabilities                       19,439         21,622
                                                    --------       --------

Long-term debt                                         1,586            -

Deferred income tax                                      294            294

Other long-term liabilities                            2,961          3,596

Minority interest                                        -            3,253

Stockholders' equity:
  Common stock, $.16 2/3 par value                     9,283          9,185
  Capital in excess of par value                     205,215        202,403
  Retained earnings (accumulated deficit)            (27,281)       (28,307)
  Other                                               (3,651)        (2,698)
                                                    --------       --------
      Total stockholders' equity                     183,566        180,583
                                                    --------       --------

      Total liabilities and stockholders' equity    $207,846       $209,348
                                                    --------       --------
                                                    --------       --------
    See accompanying notes to consolidated condensed financial statements.
                                     - 2 -

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                 Three Months Ended      Nine Months Ended
                                      May 31,                 May 31,
                                -------------------     -------------------
                                  1995       1994         1995       1994
                                --------   --------     --------   --------

Revenue:
 Drilling contracts             $42,193     $35,631    $111,973    $114,721
 Other                            1,066       1,048       3,307       2,733
                                -------     -------     -------     -------
    Gross operating revenue      43,259      36,679     115,280     117,454
                                -------     -------     -------     -------
Operating expense:
 Drilling                        31,023      28,595      82,890      87,060
 Other                            1,114       1,275       3,779       3,802
 Depreciation, depletion and
   amortization                   5,456       5,698      16,382      15,687
 General and administrative       4,650       4,047      14,805      13,010
                                -------     -------     -------     -------
                                 42,243      39,615     117,856     119,559
                                -------     -------     -------     -------
Operating income (loss)           1,016      (2,936)     (2,576)     (2,105)
                                -------     -------     -------     -------
Other income and (expense):
 Interest expense                   (27)         (2)        (62)         (9)
 Interest income                    327         251         904         806
 Other income (expense) - net     1,694          70       4,975         502
                                -------     -------     -------     -------
                                  1,994         319       5,817       1,299
                                -------     -------     -------     -------
Income (loss) before              3,010      (2,617)      3,241        (806)
  income taxes                  -------     -------     -------     -------

Income tax expense                  960         174       2,215       1,127
                                -------     -------     -------     -------
Net income (loss)                 2,050      (2,791)      1,026      (1,933)
                                -------     -------     -------     -------


Net income (loss) per share     $   .04     $  (.05)    $   .02     $  (.04)
                                -------     -------     -------     -------
                                -------     -------     -------     -------


Number of common shares used
 in computing earnings (loss)
 per share                    54,856,901  54,325,100  54,693,610  54,209,089
                              ----------  ----------  ----------  ----------
                              ----------  ----------  ----------  ----------




    See accompanying notes to consolidated condensed financial statements.
                                     - 3 -

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                            (Dollars in Thousands)
                                  (Unaudited)
                                                        Nine Months Ended
                                                             May 31,
                                                       --------------------
                                                          1995        1994
                                                        -------     -------
Cash flows from operating activities:
  Net income (loss)                                     $ 1,026     $(1,933)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation, depletion and amortization           16,382      15,687
      Expenses not requiring cash                           389       2,259
      Change in operating assets and liabilities         (1,755)    (14,989)
      Other-net                                          (3,051)       (705)
                                                        -------     -------
    Net cash provided by operating activities            12,991         319
                                                        -------     -------
Cash flows from investing activities:
  Capital expenditures                                  (12,992)    (31,841)
  Proceeds from the sale of equipment                     6,198       1,247
  Decrease (increase) in short-term
   investments                                           (2,315)     26,442
  Other-net                                                 121         (30)
                                                        -------     -------
    Net cash provided (used) by investing
      activities                                         (8,988)     (4,182)
                                                        -------     -------
Cash flows from financing activities:
  Other                                                    (226)       (304)
                                                        -------     -------
    Net cash provided (used) by financing
      activities                                           (226)       (304)
                                                        -------     -------

Net change in cash and cash equivalents                   3,777      (4,167)

Cash and cash equivalents at
  beginning of period                                    10,660      12,570
                                                        -------     -------
Cash and cash equivalents at
  end of period                                         $14,437     $ 8,403
                                                        -------     -------
                                                        -------     -------
Supplemental disclosure:
  Interest paid                                         $     2     $     9
  Taxes paid                                            $ 2,248     $ 2,330

Supplemental noncash financing activity:
  In November 1994, the Company acquired a limited partner's ownership interest in two consolidated partnerships in exchange for a promissory note in the amount of $1,850,000.

  In May 1995, the Company received rig materials and supplies valued at $556,000 in lieu of payment on a note due the Company.

    See accompanying notes to consolidated condensed financial statements.
                                     - 4 -
/TABLE

                   PARKER DRILLING COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of May 31, 1995 and August 31, 1994, (2) the results of operations for the three and nine months ended May 31, 1995 and May 31, 1994, and (3) cash flows for the nine months ended May 31, 1995 and May 31, 1994. Results for the nine months ended May 31, 1995, are not necessarily indicative of the results which will be realized for the year ending August 31, 1995. The August 31, 1994 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended August 31, 1994.

    The Company reclassified division office expenses of $6,689,000 and $6,901,000 from general and administrative expense to either drilling or other operating expense for the nine months ended May 31, 1995 and 1994, respectively. Division office expenses of $2,215,000 and $2,255,000 were similarly reclassified for the three months ended May 31, 1995 and 1994, respectively.

2. Earnings per common share is based on the weighted average number of common shares outstanding during the period.

    For the periods presented, potentially dilutive securities do not have a material dilutive effect.

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

                       Report of Independent Accountants




To the Board of Directors and Shareholders
Parker Drilling Company

   We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of May 31, 1995, and the related consolidated condensed statements of operations for the three and nine month periods ended May 31, 1995 and 1994 and consolidated condensed statements of cash flows for the nine month periods ended May 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



Tulsa, Oklahoma
July 12, 1995

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Third Quarter of Fiscal 1995 Compared with Third Quarter of Fiscal 1994

   The Company recorded net income of $2.0 million in the third quarter of fiscal 1995 compared to a net loss of $2.8 million in the corresponding quarter of fiscal 1994. The improvement of $4.8 million was due primarily to improved drilling margins and an increase in other income (expense).

   Drilling revenue increased $6.6 million to $42.2 million in fiscal 1995's third quarter from $35.6 million in the third quarter of fiscal 1994. Utilization of the Company's entire rig fleet was 40 percent in the third quarter of the current fiscal year compared to 37 percent in the prior year's third quarter. Utilization of the Company's international and domestic rig fleets in the third quarter of fiscal 1995, was 55 percent and 20 percent, respectively. This compares to 53 percent for the international fleet and 16 percent for the domestic fleet in the same quarter of the prior fiscal year. (Fiscal 1994 utilization has been adjusted to reflect rigs removed from the rig fleet at the end of fiscal 1994.)

   Western Hemisphere international drilling revenue increased $7.3 million in the third quarter of fiscal 1995 when compared to the same quarter of fiscal 1994. Increased utilization in Colombia and Peru was partially responsible for the increase. In Argentina, the Company also experienced an increase in revenue as additional utilization in the northern and middle regions of the country more than offset decreased utilization in the country's southern region. These revenue increases were offset somewhat in Ecuador, where the Company's rig which was operating in the third quarter of the prior fiscal year was not operating in the current quarter.

   Drilling revenue in Africa, the Middle East and Commonwealth of Independent States declined $1.4 million primarily due to a reduction in revenue from a labor contract in the country of Kazakhstan offset somewhat by revenue from a one-rig contract in the same country. This rig completed drilling operations in the third quarter.

   The Asia Pacific region recorded an increase in drilling revenue of $.5 million in the third quarter of fiscal 1995 when compared to the same quarter of fiscal 1994, primarily due to increased utilization in New Zealand and revenue earned from a labor contract in China. Domestic drilling revenue was essentially flat when comparing the same two periods.

   Drilling margins (drilling revenue less drilling expense) improved $4.1 million when comparing the third quarter of fiscal 1995 with the third quarter of fiscal 1994, primarily due to improved drilling margins in Colombia and Argentina. As noted in the Company's Form 10-Q for last year's third quarter, margins in those countries had been negatively impacted by increased operating costs associated with the start-up of rigs and drilling problems on some of the footage rate contracts. Some of the improvement in Argentina's margins in fiscal 1995 was attributable to the obtaining of daywork contracts in the northern and middle regions of that country.

- --------------------------------

   Other income (expense) increased $1.7 million due primarily to gains recorded on the disposition of assets, both domestic and international. The Company continued its efforts in selling assets that are no longer a part of its current marketing strategy. Income tax expense increased $.8 million for the quarter comparison due in part to the fiscal 1994 reversal of an accrual in a country where the Company received a favorable tax treatment of earnings from prior years' operations.

First Nine Months of Fiscal 1995 Compared with First Nine Months of Fiscal
1994

   The Company's net income of $1.0 million for the first nine months of fiscal 1995 is a $3.0 million improvement over the results of the first nine months of fiscal 1994. Increased drilling margins and other income (expense) were the primary reasons for the improvement in earnings, reduced somewhat by increased general and administrative, depreciation, and income tax expenses.

   Drilling revenue for the first nine months of fiscal 1995 declined $2.7 million compared with the first nine months of the prior fiscal year. Utilization of 39 percent for the Company's worldwide rig fleet for the first three quarters of the current fiscal year compares to 41 percent utilization for the same period of the prior fiscal year. International utilization declined from 57 percent to 54 percent while domestic utilization declined from 22 percent to 21 percent when comparing the same periods.

   Drilling revenue in the Company's Western Hemisphere international operations increased $18.6 million due to increased utilization in Argentina and Colombia offset by a decline in utilization in Ecuador, where two rigs operating in that country completed contracts in fiscal 1994.

   Drilling operations in Africa, the Middle East and the Commonwealth of Independent States recorded a decline in revenue of $13.9 million when comparing the first nine months of fiscal 1995 with fiscal 1994. In fiscal 1994, the Company completed one-rig contracts in the Congo and Yemen and a two-rig contract in the Russian Republic. These completed contracts, together with reduced revenue from a labor contract in Kazakhstan, were the primary reasons for the decline in revenue. The rigs from the Congo and Yemen were redeployed to Argentina where both rigs are currently operating. In August the Company will resume drilling operations in Russia under a multi-well, three-year, one-rig contract.

   The Asia Pacific region of the Company's operations recorded a decline in drilling revenue of $3.1 million. A decline in utilization in New Guinea was the primary reason, offset somewhat by increased utilization in New Zealand and increased revenue from a labor contract in China.

   Domestic drilling revenue declined $4.7 million for the nine-month comparison due to less utilization in Alaska and the Rocky Mountain region offset to some degree by increased utilization in the Mid-Continent states.

   Drilling margins as a percent of revenue increased from 24 percent for the first nine months of fiscal 1994 to 26 percent for the same period of the current fiscal year, due to improved margins from the Company's international

- --------------------------------

operations. Depreciation expense increased $.7 million between the two periods due to fiscal 1994 capital expenditures. General and administrative expense for the first nine months of fiscal 1995 increased $1.8 million over the same period in fiscal 1994 due primarily to increased amortization of deferred compensation and legal expenses. Other income (expense) increased $4.5 million as the Company recognized a $1.5 million gain on reversal of a prior year's foreign currency accrual in the current fiscal year. Additionally, gains recorded from the disposition of fixed assets have exceeded the prior fiscal year nine-month total by $2.3 million. Income tax expense of $2.2 million for fiscal 1995 exceeds the fiscal 1994 nine-month amount by $1.1 million due primarily to the fiscal 1994 favorable tax treatment discussed in the quarter comparison.



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

   Cash and other short-term investments increased $6.1 million in the first nine months of the fiscal year. Cash of $13.0 million was provided by operating activities and $6.2 million was received from the sale of fixed assets. Proceeds from the sale of fixed assets included $2.9 million from the sale of one domestic and one international rig.

   Capital expenditures in the first nine months of fiscal 1995 totalled
$13.0 million. The Company's capital spending is below the fiscal 1994 nine-month total of $31.8 million, which included expenditures related to seven new rigs placed into service in South America. Management currently forecasts capital expenditures for fiscal 1995 to be approximately $22.8 million, the result of obtaining several international drilling contracts. Any significant increase in capital expenditures would be subject to restrictions imposed on the Company as specified below.

   The Company has a credit agreement with a bank which provides for a $7.5 million revolving credit facility, all of which was available for drawdown as of May 31, 1995. The credit agreement, amended in the fourth quarter of fiscal 1995 to extend the expiration date to May 31, 1996, contains restrictions on annual capital expenditures and certain senior and subordinated indebtedness which can be incurred by Parker Drilling Company and certain subsidiaries designated in the credit agreement. These designated subsidiaries comprise the operating subsidiaries through which the Company performs the majority of its drilling operations. The credit facility also limits payment of dividends on the Company's common stock to the lesser of 40% of consolidated net income for the preceding year, or $2.6 million. The remaining subsidiaries of the Company are not a party to the credit facility and are able to make capital expenditures and obtain independent financing from lenders that have no recourse to Parker Drilling Company and the designated subsidiaries, subject only to an overall limitation of indebtedness.

- ------------------------------------------

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

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)Exhibits:

   Exhibit 15    Letter re Unaudited Interim Financial Information

   Exhibit 27    Financial Data Schedule

(b)Reports on Form 8-K - There were no reports on Form 8-K filed during the nine months ended May 31, 1995.

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


Date:  July 12, 1995


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