Form 10-K
period 1995-08-31
PARKER DRILLING CO /DE/
filed 1995-11-09
CIK 76321

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

            FOR THE FISCAL YEAR ENDED AUGUST 31, 1995

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    FOR THE TRANSITION PERIOD FROM                     TO
                                   -------------------    -------------------
                       COMMISSION FILE NUMBER  1-7573

                           PARKER DRILLING COMPANY
            (Exact name of registrant as specified in its charter)

        Delaware                                        73-0618660
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

       Parker Building, Eight East Third Street, Tulsa, Oklahoma  74103
       -----------------------------------------------------------------
       (Address of principal executive offices)              (zip code)

       Registrant's telephone number, including area code (918) 585-8221
       ------------------------------------------------------------------
Securities registered pursuant
to Section 12(b) of the Act:
         N/A                       Name of each exchange on which registered:
-------------------------------    ------------------------------------------
   (Title of class)                       New York Stock Exchange, Inc.

         Securities registered pursuant to section 12(g) of the Act:
                 Common Stock, par value $.16 2/3 per share
         --------------------------------------------------------------
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
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     As of September 30, 1995, 55,726,314 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was $303.5 million.
                      Documents Incorporated by Reference

Part III, Items 10 through 13       Portions of the Company's definitive Proxy
                                    Statement in connection with its Annual
                                    Meeting to be held December 13, 1995


                               TABLE OF CONTENTS


                                    PART I

                                                                        PAGE
Item 1.  Business                                                        1
Item 2.  Properties                                                      5
Item 3.  Legal Proceedings                                               6
Item 4.  Submission of Matters to a Vote of Security Holders             6



                                   PART II

Item 5.  Market for Registrant's Common Stock and
          Related Stockholder Matters                                    6
Item 6.  Selected Financial Data                                         7
Item 7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  8
Item 8.  Financial Statements and Supplementary Data                    13
Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                           32



                                   PART III

Item 10.  Directors and Executive Officers of the Registrant             32
Item 11.  Executive Compensation                                         32
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                                32
Item 13.  Certain Relationships and Related Transactions                 32



                                   PART IV

Item 14.  Exhibits, Financial Statement Schedule and
           Reports on Form 8-K                                           33
          Signatures                                                     38

                                    PART I

Item 1. BUSINESS

                             GENERAL DEVELOPMENT

     Parker Drilling Company was incorporated in the state of Oklahoma in 1954. The Company's predecessor was a contract drilling business established in 1934 by Gifford C. Parker. The founder was the father of Robert L. Parker, the current chairman and a principal stockholder, and the grandfather of Robert L. Parker Jr., president and chief executive officer. In March 1976, the state of incorporation of the Company was changed to Delaware through the merger of the Oklahoma corporation into its wholly owned subsidiary Parker Drilling Company, a Delaware corporation. Unless otherwise indicated, the term "Company" refers to Parker Drilling Company together with its subsidiaries and "Parker Drilling" refers solely to the parent, Parker Drilling Company.

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

     In addition to land contract drilling services, the Company also provides drilling engineering and project management services. Project management services include well design, training, quality control, location construction, catering and equipment and personnel logistics management.

     In 1995, Parker Drilling Investment Company, a wholly owned subsidiary, formed a joint limited liability company, OnSite Technology L.L.C. (Trademark) ("OnSite") (Trademark), to market and operate an on-location soil and drill cuttings remediation process worldwide. Parker Drilling Investment Company and National Fuel and Energy, Inc. are equal owners in OnSite (Trademark). OnSite (Trademark) will operate mobile units which clean and remediate hydrocarbon-contaminated soil on location at oil and gas drill sites, tank batteries, pipeline installations, refineries, oil field service and storage facilities and service stations. The first unit has been built and is expected to be placed into service in the first quarter of fiscal 1996.

     In August 1975, the Company acquired Parker Technology, Inc. ("Partech") (Registered Trademark) (formerly OIME, Inc.), a drilling equipment manufacturing concern in Odessa, Texas. Partech (Registered Trademark) designs and constructs specialized rigs and rig components to meet the unique needs of the Company and its customers. However, with minimal demand for rig construction during recent years, Partech (Registered Trademark) functions primarily as a service center for the Company's drilling operations. The scope of Partech's operations was downsized in late fiscal 1994 with a reduction in the number of manufacturing and technical support personnel and the sale of excess manufacturing equipment and inventories. In fiscal years 1995, 1994 and 1993, its operations accounted for less than 10 percent of the Company's total revenue.

     Parker Kinetic Designs, Inc. ("Parker Kinetic"), formed in July 1984, specializes in the commercialization of pulse power technologies for industrial, scientific and military applications. Parker Kinetic is a leading developer of pulse power applications. The Austin, Texas-based subsidiary also provides specialized engineering services in electromagnetic accelerator research.


                                  CUSTOMERS

     The Company's drilling customer base consists of major oil companies, foreign national oil and gas companies, independent oil and gas companies and industrial users. The Company's 20 largest customers accounted for approximately 91 percent of total revenue during fiscal 1995. Two customers accounted for approximately 22 percent and 13 percent, respectively. In fiscal 1994, three customers accounted for approximately 14 percent, 12 percent and 11 percent, respectively. In fiscal 1993, three customers accounted for approximately 22 percent, 14 percent and 10 percent, respectively.

                                  CONTRACTS

     The Company generally obtains drilling contracts through competitive bidding. Under most contracts the Company is paid a daily fee, or day rate. The day rate received is based on several factors, including: type of equipment, services and personnel furnished; investment required to perform the contract; location of well; term of the contract; and competitive market forces. Meterage rate contracts are occasionally accepted in which the Company is paid a rate per meter drilled upon reaching a specified depth. The Company drilled several shallow (under 10,000 feet) wells under meterage contract terms in the past fiscal year in connection with international contracts.

     The Company generally receives a lump sum fee, which in most cases approximates the cost incurred by the Company, to move its equipment to the drilling site. Domestic contracts are generally for one well, while international contracts are more likely to be for multi-well programs. The Company continues to obtain contracts under which the Company provides drilling engineering and integrated project management services. The Company provides drilling project services from well design and engineering expertise to site preparation and road construction in an effort to help customers eliminate or reduce management overhead which would otherwise be necessary to supervise such services.

     While oil and gas exploration efforts have remained stable or increased in many areas outside the United States, domestic drilling programs have remained relatively depressed. Day rates on domestic contracts continue to cover cash operating costs before local overhead. International day rates and profit margins continue to be more favorable than those for domestic operations. Because of the difficult remote drilling sites encountered internationally, specialized equipment is often required, sometimes resulting in additional modification or construction costs which are generally offset by favorable day rates for the Company. Substantially all the international contracts provide for payment in U.S. dollars, with a minimum local currency portion to cover local expenditures.

COMPETITION


     Significant competition remains in the drilling industry although both the number of companies and available rigs have decreased over the last ten years. The number of rigs continues to exceed demand, particularly in the domestic market. A number of large and small drilling contractors provide competition for drilling contracts in all areas the Company serves. Although no single drilling competitor operates in all areas the Company serves, certain competitors are present in more than one of those areas.

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


                           RESEARCH AND DEVELOPMENT

     In response to customers' needs of reducing drilling costs, the Company has developed a slim hole drilling and coring rig. The new series of lighter electric rigs features a two-speed top drive and the Parkomatic (Registered Trademark) automatic drilling system. Combining technology from the drilling and mining industries, the Company pioneered continuous wireline coring in order to allow geological assessments to be made during the drilling program. The Company has utilized this technology in the performance of several contracts.

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

     Twenty-three employees are involved in research and development. The costs associated with the Company's research and development efforts are not significant.

                                  EMPLOYEES

     At August 31, 1995, the Company employed 2,360 persons, up 12% from the
2,106 employed at August 31, 1994.  The following table sets forth the composition of the Company's employees:
                                                          August 31,
                                                      ----------------
                                                       1995       1994
                                                      -----      -----
      International Drilling Operations               1,840      1,614
      Domestic Drilling Operations                      309        298
      Corporate and Other Domestic                      211        194


                    RISKS AND ENVIRONMENTAL CONSIDERATIONS

     Certain political and economic risks are inherent in international operations. These risks include expropriation of equipment, currency rate fluctuations, foreign currency conversion restrictions and local tax regulations. The Company minimizes the potential impact of these risks by operating in several geographical areas and by generally entering contracts which are denominated in U.S. dollars. Additionally, the Company seeks to obtain contractual indemnification from operators against certain of these risks. The Company carries political risk insurance covering its equipment in most foreign locations.

     The United States and various other countries have enacted legislation or adopted regulations controlling the discharge of materials into the environment. Such legislation provides for the imposition of penalties and liabilities and indemnification for clean-up costs, regardless of fault, for hazardous waste and chemical discharges. In certain circumstances, the Department of the Interior is authorized to suspend operations that threaten to harm life, property or the environment. Under most of the Company's contracts, the Company is indemnified from environmental damages except in certain cases of pollution that originates above the surface from equipment operation and maintenance. The Company purchases limited pollution insurance to cover costs associated with clean-up of sudden and accidental spills. In those contracts where the Company accepts liability for pollution caused by its negligence or is not covered by insurance, the amount of the Company's financial exposure is generally restricted in the contract.

     The Company believes that it substantially complies with all
environmental legislation and regulations.   Compliance with such
provisions and regulations has not had a material effect upon the Company's operations; however, the effect of any future environmental enactments cannot be predicted.

                FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates principally in one segment, contract drilling services. Information about the Company's operations by geographic areas for the three years ended August 31, 1995, is set forth in Note 8 of Notes to Consolidated Financial Statements.

Item 2.  PROPERTIES

     The Company owns and occupies a ten-story building in downtown
Tulsa, Oklahoma, as its home office. The Company also owns a five-story office building in Tulsa and currently is leasing it to third parties.
Additionally, the Company owns and leases office space and operating facilities in various locations, but only to the extent necessary for administrative and operational functions.

     During fiscal 1995, the Company acquired one international rig, currently under contract in New Zealand, and leased one rig, currently under contract in Argentina.  The Company sold two domestic rigs and one international rig and also retired five international rigs from the rig
fleet.   The following table shows, as of August 31, 1995, the locations and drilling depth ratings of the Company's remaining 90 rigs:

                                 Drilling Depth Rating in Feet
                ------------------------------------------------------------
                10,000
                  or                                             Over
                 less   15,000  17,000  20,000  25,000  30,000  30,000  TOTAL
                ------  ------  ------  ------  ------  ------  ------  -----
DOMESTIC
Alaska                                                       1              1
Central States               3       2      14       1       3             23
Rocky Mountains      1               3       6               2       2     14
West Coast                   1               1                              2
                    --      --      --      --      --      --      --     --
Total Domestic       1       4       5      21       1       6       2     40
                    --      --      --      --      --      --      --     --

INTERNATIONAL
South America        7       2       1       8       2       5             25
Africa, Middle
  East and C.I.S.    3       2       1       1                              7
Asia Pacific         4       2       2       7       3                     18
                    --      --      --      --      --      --      --    ---
Total
  International     14       6       4      16       5       5       -     50
                    --      --      --      --      --      --      --    ---

TOTAL               15      10       9      37       6      11       2     90
                    --      --      --      --      --      --      --    ---
                    --      --      --      --      --      --      --    ---



     The following table sets forth the utilization rates during each of the previous three years. Rigs retired in fiscal 1995 and 1994 have been treated as removed from the rig fleet as of the last day of each fiscal year. Accordingly, the increase in the domestic utilization rate, from 15% in 1994 to 21% in 1995, was attributable to having fewer rigs in the fleet in 1995.


                                      Average Utilization
                                      for the Years Ended
                                           August 31,
                                      -------------------
                                       1995   1994   1993
                                      -----   ----   ----
         International Utilization      54%    56%    40%

         Domestic Utilization           21%    15%    14%

         Overall Utilization            40%    35%    26%


Item 3.  LEGAL PROCEEDINGS

     In the opinion of Company counsel, there are no pending legal proceedings to which the Company is a party that could have a materially adverse effect upon its business or its financial position.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to Parker Drilling Company security holders during the fourth quarter of fiscal year 1995.


                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

     Parker Drilling Company common stock is listed for trading on the New
York Stock Exchange under the symbol PKD.  At the close of business on
September 30, 1995, there were 4,198 holders of record of Parker Drilling common stock.  Prices on Parker Drilling's common stock for the fiscal years ending August 31, 1995 and 1994, were as follows:
                         Fiscal Year 1995     Fiscal Year 1994
                         ----------------     ----------------
             Quarter      High      Low        High      Low
             -------     ------    ------     ------    ------

             First       $6.250    $5.000     $7.750    $5.250
             Second       5.125     4.375      6.250     4.875
             Third        5.625     4.375      6.250     4.875
             Fourth       5.625     4.625      6.375     5.375

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

Item 6.  SELECTED FINANCIAL DATA

                   Parker Drilling Company and Subsidiaries
                     (In Thousands Except Per Share Data)

Years Ended August 31,    1995       1994       1993       1992       1991
----------------------------------------------------------------------------

Revenue                 $157,371   $152,424   $100,801   $123,332   $112,818
Income (loss)
 from continuing
 operations             $  3,916   $(28,806)  $(10,687)  $(11,166)  $  1,977
Discontinued
 operations-
 Gain on disposal            -          -          -          -        1,184
                        --------   --------   --------   --------   --------

Net income (loss)       $  3,916   $(28,806)  $(10,687)  $(11,166)  $  3,161
                        --------   --------   --------   --------   --------
                        --------   --------   --------   --------   --------
Earnings (loss) per
 share, primary and
 fully diluted:
 Income (loss) from
  continuing operations $    .07   $   (.53)  $   (.20)  $   (.21)  $    .04
 Discontinued
  operations-
  Gain on disposal           -          -          -          -          .02
                        --------   --------   --------   --------   --------

 Net income (loss)      $    .07   $   (.53)  $   (.20)  $   (.21)  $    .06
                        --------   --------   --------   --------   --------
                        --------   --------   --------   --------   --------

Total assets            $216,959   $209,348   $236,342   $245,869   $264,794
Long-term debt          $  1,748   $    -     $    -     $    142   $  1,907
Redeemable
 preferred stock        $    -     $    -     $    -     $    157   $    315









Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1995, cash and other short-term investments increased $7.7 million. Cash generated from operations of $17.9 million and proceeds received from the sale of property, plant and equipment of $11.7 million, less capital expenditures of $21.5 million, were the primary reasons for the increase.

     The Company's cash generated by operating activities in fiscal 1995 exceeded fiscal 1994's total by $17.0 million. This increase is due primarily to improved drilling margins and a smaller increase in working capital requirements in fiscal 1995. Proceeds from the sale of property, plant and equipment included $3.6 million from the sale of one international and two domestic rigs and $1.9 million from the sale of two airplanes. In addition, many of the assets written down to net realizable value in fiscal 1994, as discussed in Note 2 of Notes to Consolidated Financial Statements, were disposed of during fiscal 1995.

     Capital expenditures decreased $13.2 million to a total of $21.5 million in fiscal 1995. Significant expenditures included $15.1 million to modify and upgrade various international rigs. The decrease in capital spending is primarily the result of spending $19.3 million in fiscal 1994 for the acquisition and modification of seven rigs. Capital expenditures in fiscal 1996, relating primarily to international contract opportunities, are currently forecasted to be $32.0 million. In the event the Company obtains additional contracts that require the purchase or construction of new or specialized rigs, or significant modifications to existing rigs, capital expenditures could increase further. Any significant increase in capital expenditures would be subject to any restrictions imposed on the Company as specified below.

     The Company has a credit agreement ("Agreement") with a bank which provides a $7.5 million revolving credit facility through March 1, 1996. The credit agreement was subsequently amended in the fourth quarter of fiscal 1995 to extend the expiration date to May 31, 1996. All of the credit facility was available for drawdown as of August 31, 1995. The Agreement contains restrictions on annual capital expenditures and certain senior and subordinated indebtedness which can be incurred by Parker Drilling Company and certain subsidiaries designated in the Agreement. These designated subsidiaries comprise the operating subsidiaries through which the Company performs the majority of its drilling operations. The credit facility also limits payment of dividends on the Company's common stock to the lesser of 40 percent of consolidated net income for the preceding fiscal year, or $2.6 million. The remaining subsidiaries of the Company are not a party to the credit facility and are able to make capital expenditures and obtain independent financing from lenders that have no recourse to Parker Drilling Company and the designated subsidiaries, subject only to an overall limitation of indebtedness.

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

RESULTS OF OPERATIONS 1995 VS. 1994

     The fiscal 1995 net income of $3.9 million was an improvement of $32.7 million over the net loss of $28.8 million recorded in fiscal 1994. Excluding a $19.7 million provision for reduction in carrying value of certain assets from fiscal 1994's net loss, fiscal 1995's net income was an improvement of $13.0 million over fiscal 1994. The primary reasons for the improvement in fiscal 1995 were an increase in drilling margins of $7.2 million and an increase in other income of $6.7 million.

     Drilling contract revenue increased $5.6 million to $153.1 million in fiscal 1995 even though international and domestic operating days were nearly the same as the previous year. An increase in the utilization of larger rigs in northern Argentina and Colombia more than offset decreased utilization of smaller rigs in southern Argentina. Although operating days were nearly the same, the domestic utilization rate increased from 15% to 21% due to the retirement/disposal of 16 domestic rigs in 1994. (Rigs retired, disposed of or reclassified as assets held for sale in fiscal 1995 and 1994 have been treated as removed from the rig fleet as of the last day of each fiscal year.)

     Western Hemisphere international drilling revenue increased $23.4 million in fiscal 1995 when compared with fiscal 1994. In the country of Colombia, revenue increased $13.9 million due primarily to revenue earned by one rig relocated from Indonesia during the year and from a full year of operations by one rig which was added to the rig fleet in fiscal 1994. In addition, several rigs which were either on a standby or stacked status in fiscal 1994 operated all of fiscal 1995. In Argentina, drilling revenue increased $12.6 million as two additional deep rigs, one relocated from the Congo in fiscal 1994 and one relocated from Yemen in fiscal 1995, operated much of the year. Additionally, one rig added to the rig fleet in fiscal 1994 operated all of fiscal 1995 and one rig leased by the Company commenced operations in the fourth quarter of fiscal 1995. During fiscal 1995 and 1994, a number of shallow depth capacity rigs (10,000 feet or less) have operated in southern Argentina, many of them operating on a meterage basis. Two of these rigs have been relocated to mid-Argentina as the Company focuses its marketing efforts on regions of the country where operations are generally conducted on a daywork basis. At fiscal year-end, the remaining rigs in southern Argentina were on a stacked status. Management anticipates a slight decline in revenue from South American operations in fiscal 1996 due to a further reduction of operations in southern Argentina. Drilling revenue declined $4.8 million in Ecuador where two rigs located in that country did not operate in fiscal 1995 and were retired from the rig fleet at the end of the fiscal year.

     Operations in Asia and the Pacific resulted in an increase in drilling revenue of $1.5 million in fiscal 1995. Increased utilization in New Zealand and revenue earned from a labor contract in China more than offset a decline in revenue in Papua New Guinea and Indonesia due to lower utilization in those countries. It is anticipated that revenue from this region will remain relatively constant in fiscal 1996.

     International drilling revenue from operations in Africa, the Middle East and C.I.S. declined $17.4 million in fiscal 1995. Utilization declined due to the completion of contracts in Chad, the Congo, the Russian Republic, and Yemen. The rigs which operated in the Congo and Yemen in fiscal 1994 have both been redeployed to Argentina where they are currently operating. In Kazakhstan, a reduction in revenue from a labor contract in that country was partially offset by operations from one rig which has been relocated from the Russian Republic. Management anticipates revenue from this region to increase in fiscal 1996 primarily due to the commencement of a one-rig contract in the first quarter of the year in the Russian Republic.

     Domestic drilling revenue declined $2.3 million due to fewer operating days in the Rocky Mountain states and Alaska. Management anticipates revenue from its domestic drilling operations will be slightly higher in fiscal 1996.

     Drilling margins (drilling revenue less drilling expense) increased $7.2 million in fiscal 1995 versus fiscal 1994. Margins improved in the Company's South American operations, including both the countries of Colombia and Argentina. Margins had been negatively impacted in fiscal 1994 in Colombia due to increased operating expenses and costs associated with the start-up of two rigs. In fiscal 1995, these two rigs operated for the full year with improved margins when compared with the previous fiscal year. In Argentina, margins also improved as two additional deep capacity rigs began operating in the northern region of the country and two rigs operated during the year in the country's middle region. In the Company's other operating regions, both internationally and domestically, drilling margins as a percentage of drilling revenue in fiscal 1995 remained relatively consistent with fiscal 1994.

     Depreciation expense, which declined $.3 million in fiscal 1995, is expected to increase in fiscal 1996 due to the level of capital expenditures forecasted. General and administrative expense increased $.9 million in fiscal 1995 due to increased amortization of deferred compensation and legal expenses.

     Other income (expense) increased $6.7 million in fiscal 1995 when compared to fiscal 1994. Gains of $6.4 million were recognized in fiscal 1995 from the disposition of property, plant and equipment as the Company continued its efforts to sell assets that are no longer a part of its current marketing strategy. In addition, the reversal of a prior year foreign currency accrual of $1.5 million was recorded in fiscal 1995. Fiscal 1994 other income included $2.1 million from gains associated with the disposition of property, plant and equipment, a $1.5 million gain from the reversal of a prior year foreign payroll tax accrual and a $2.6 million charge for the settlement of litigation (see Note 9 of the Notes to Consolidated Financial Statements).
The $1.3 million increase in income tax expense was primarily attributable to the reversal in 1994 of an accrued foreign tax.

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

     During the fourth quarter of fiscal 1994, management analyzed its domestic operations and made the strategic decision to reorganize certain of these operations and sell certain of these assets. The Company reduced the carrying value of certain assets in Alaska, including rigs, spare parts and property to be sold. The Company wrote down to net realizable value certain of its Partech (Registered Trademark) manufacturing operations' drilling equipment, property and inventories that were to be disposed. In the lower 48 divisions, the Company wrote down to net realizable value a number of mechanical rigs and certain rig equipment that were to be disposed. Write-offs relating to the lower 48 and Alaska rigs resulted in the removal of 16 rigs from Parker's fleet. Aggregating the items described above, the Company recorded a $19.7 million provision during the fourth quarter of fiscal 1994.

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

     Drilling revenue from operations in Africa, the Middle East and the C.I.S. increased $9.6 million in fiscal 1994. During the fourth quarter of fiscal 1993, the Company began operating in the republic of Kazakhstan under a labor contract for a major customer. Revenue from operations in Kazakhstan increased $6.8 million in fiscal 1994. In the Russian Republic an increase in operating days for two workover rigs generated an additional $2.3 million in revenue in fiscal 1994 versus fiscal 1993. In Africa, a decline in revenue from decreased utilization in Chad was offset by revenue from a one-rig contract in the Congo.

     Domestic drilling revenue declined slightly in fiscal 1994 compared to fiscal 1993. An increase in utilization in the continental United States could not completely offset the loss of revenue from the Company's specialized Arctic drilling rig, which was released late in the third quarter of fiscal 1994.

     Although drilling revenue increased $50.8 million in fiscal 1994 versus fiscal 1993, drilling margins (drilling revenue less drilling expense) did not increase proportionately. Drilling margins in Colombia declined due to increased operating expenses and costs associated with the start-up of two rigs. In Argentina, the initial start-up costs of entering a new market and putting ten newly acquired rigs to work negatively impacted drilling margins. Additionally, during this transition period, the Company encountered drilling problems which resulted in slower-than-expected drilling progress on some of the meterage rate contracts.

     Depreciation expense increased $1.6 million in fiscal 1994, the result of an increase in capital spending during 1994. Other income (expense) increased $.6 million in fiscal 1994 compared to fiscal 1993. Interest income, net of interest expense, decreased $.5 million due to the decline in cash and short-term investments during fiscal 1994. Other income in fiscal 1994 included a $1.0 million gain recognized when proceeds from an insurance settlement exceeded the book value of equipment damaged in connection with a blowout on an international rig. Fiscal 1994 other income also included the reversal of a prior year foreign payroll tax accrual totalling $1.5 million. Offsetting this income in fiscal 1994, was a $2.6 million charge for the settlement of litigation. (See Note 9 of the Notes to Consolidated Financial Statements.) Fiscal 1993 other expense included a $.9 million adjustment of a prior year's workers' compensation liability. Income tax expense increased $2.2 million primarily because of an increase in international drilling activity, which resulted in an increase in current tax expense.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Parker Drilling Company

     We have audited the consolidated financial statements and financial statement schedule of Parker Drilling Company and subsidiaries as listed in
Item 14(a)(1) and (2) of the Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Parker Drilling Company and subsidiaries as of August 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                                      COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
October 17, 1995

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                (In Thousands Except Earnings (Loss) Per Share
                   and Weighted Average Shares Outstanding)
For the Years Ended August 31,            1995         1994          1993
----------------------------------------------------------------------------
Revenue:
 Drilling contracts                    $153,075      $147,480      $ 96,719
 Other                                    4,296         4,944         4,082
                                       --------      --------      --------

                                        157,371       152,424       100,801
                                       --------      --------      --------
Operating expense:
 Drilling                               113,132       114,732        69,237
 Other                                    4,928         6,563         5,951
 Depreciation, depletion
   and amortization                      21,643        21,950        20,400
 General and administrative              19,165        18,314        17,593
 Provision for reduction in carrying
  value of certain assets (Note 2)          -          19,718           -
                                       --------      --------      --------

                                        158,868       181,277       113,181
                                       --------      --------      --------

Operating income (loss)                  (1,497)      (28,853)      (12,380)
                                       --------      --------      --------
Other income and (expense):
 Interest expense                           (88)          (11)          (53)
 Interest income                          1,272         1,161         1,729
 Minority interest                         (227)         (135)          149
 Other                                    7,640           919          (469)
                                       --------      --------      --------

                                          8,597         1,934         1,356
                                       --------      --------      --------
Income (loss) before income taxes         7,100       (26,919)      (11,024)
                                       --------      --------      --------

Income tax expense (benefit)              3,184         1,887          (337)
                                       --------      --------      --------

Net income (loss)                      $  3,916      $(28,806)     $(10,687)
                                       --------      --------      --------
                                       --------      --------      --------
Earnings (loss) per share,
 primary and fully diluted             $    .07      $   (.53)     $   (.20)
                                       --------      --------      --------
                                       --------      --------      --------
Weighted average shares
 outstanding (fully diluted)         55,332,541    54,247,664    53,082,078
                                     ----------    ----------    ----------
                                     ----------    ----------    ----------
                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)

August 31,                                           1995             1994
-----------------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                         $ 20,752         $ 10,660
 Other short-term investments                         1,372            3,811
 Accounts and notes receivable, net of
  allowance for bad debts of $726 in
  1995 and $826 in 1994                              39,578           34,675
 Rig materials and supplies                          11,532            9,117
 Other current assets                                 5,146            4,029
                                                   --------         --------

 Total current assets                                78,380           62,292
                                                   --------         --------

Property, plant and equipment, at cost:
 Drilling equipment                                 506,130          538,025
 Buildings, land and improvements                    13,259           14,270
 Other                                               20,470           24,399
 Construction in progress                            14,759            5,247
                                                   --------         --------

                                                    554,618          581,941

 Less accumulated depreciation, depletion
  and amortization                                  432,360          454,763
                                                   --------         --------

 Net property, plant and equipment                  122,258          127,178
                                                   --------         --------

Rig materials and supplies                            6,895            9,127
                                                   --------         --------

Deferred charges and other assets:
 Assets held for disposition (Note 2)                 2,486            3,518
 Notes receivable, net of allowance of
  $70 in 1995 and $224 in 1994                        1,817            2,871
 Other                                                5,123            4,362
                                                   --------         --------

 Total deferred charges and other assets              9,426           10,751
                                                   --------         --------

Total assets                                       $216,959         $209,348
                                                   --------         --------
                                                   --------         --------
                 The accompanying notes are an integral part
                  of the consolidated financial statements.


                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)
August 31,                                            1995             1994
-----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                 $    289         $    -
 Accounts payable                                     9,539            9,233
 Accrued liabilities                                  7,401            7,336
 Accrued income taxes                                 5,109            5,053
                                                   --------         --------

 Total current liabilities                           22,338           21,622
                                                   --------         --------

Long-term debt (Note 3)                               1,748              -
                                                   --------         --------

Deferred income tax (Note 4)                            -                294
                                                   --------         --------

Other long-term liabilities                           5,953            3,596
                                                   --------         --------

Minority interest                                       -              3,253
                                                   --------         --------

Commitments and contingencies (Note 9)

Preferred stock, $1 par value, 1,942,000
  shares authorized, no shares outstanding              -                -
                                                   --------         --------
Stockholders' equity:
 Common stock, $.16 2/3 par value,
  authorized 70,000,000 shares, issued
  and outstanding 55,722,183 shares
  (55,112,749 shares in 1994)                         9,287            9,185
 Capital in excess of par value                     205,310          202,403
 Retained earnings (accumulated deficit)            (24,391)         (28,307)
 Other                                               (3,286)          (2,698)
                                                   --------         --------

 Total stockholders' equity                         186,920          180,583
                                                   --------         --------

Total liabilities and stockholders' equity         $216,959         $209,348
                                                   --------         --------
                                                   --------         --------

                 The accompanying notes are an integral part
                  of the consolidated financial statements.


                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)

For the Years Ended August 31,                 1995       1994         1993
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                          $  3,916    $(28,806)   $(10,687)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation, depletion and
    amortization                              21,643      21,950      20,400
   Loss (gain) on disposition of
    property, plant and equipment             (6,395)     (2,083)       (852)
   Provision for reduction in carrying
    value of certain assets                      -        19,718         -
   Deferred tax expense (benefit)               (294)       (904)     (1,431)
   Amortization of deferred compensation
    and other                                  1,820       2,490       5,197
   Change in assets and liabilities:
    Accounts and notes receivable             (4,105)    (10,889)      2,305
    Rig materials and supplies                  (627)       (313)      1,696
    Other current assets                      (1,364)     (1,356)     (1,934)
    Accounts payable and accrued
     liabilities                               3,319       1,109         573
    Accrued income taxes                          56        (238)     (1,349)
    Minority interest                            227         135        (149)
    Other assets                                (260)        137         (48)
                                            --------    --------    --------

   Net cash provided by operating
    activities                                17,936         950      13,721
                                            --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the sale of property,
  plant and equipment                         11,711       4,740       7,150
 Capital expenditures                        (21,540)    (34,764)    (18,717)
 Proceeds from sale of a subsidiary              -           -         2,353
 Investments in affiliates                      (501)       (140)       (177)
 Decrease (increase) in other short-term
  and long-term investments                    2,439      27,608      (7,388)
 Other                                           121         -           -
                                            --------    --------    --------

  Net cash provided by (used in)
  investing activities                        (7,770)     (2,556)    (16,779)
                                            --------    --------    --------


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (continued)
                            (Dollars in Thousands)

For the Years Ended August 31,                 1995       1994         1993
------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt             $    187    $    -      $    -
 Principal payments under debt
  obligations                                    -           -          (777)
 Repurchase of common stock                     (277)       (304)       (384)
 Proceeds from exercise of stock warrant         -           -         4,320
 Other                                            16         -          (819)
                                            --------    --------    --------

  Net cash provided (used) by financing
   activities                                    (74)       (304)      2,340
                                            --------    --------    --------

Net increase (decrease) in cash and
 cash equivalents                             10,092      (1,910)       (718)

Cash and cash equivalents at beginning
 of year                                      10,660      12,570      13,288
                                            --------    --------    --------

Cash and cash equivalents at
 end of year                                $ 20,752    $ 10,660    $ 12,570
                                            --------    --------    --------
                                            --------    --------    --------

Supplemental disclosures of cash
 flow information:
 Cash paid during the year for:
  Interest                                  $      2    $     11    $     47
  Income taxes                              $  3,422    $  3,029    $  2,361

Supplemental noncash financing activity:
  In November 1994, the Company acquired a limited partner's ownership interest in two consolidated partnerships in exchange for a promissory note in the amount of $1,850,000.

  In May 1995, the Company received rig materials and supplies valued at $556,000 in lieu of payment on a note due the Company.





                 The accompanying notes are an integral part
                  of the consolidated financial statements.


                                        PARKER DRILLING COMPANY AND SUBSIDIARIES
                                    Consolidated Statement of Redeemable Preferred
                                             Stock and Stockholders' Equity
                                                 (Dollars in Thousands)
                                                                                                     Other
                                                                                           ---------------------------
                                       Redeemable                Capital       Retained                    Unearned
                                       preferred                in excess      earnings      Currency      restricted
                                         stock      Common        of par     (accumulated   translation    stock plan
                                        Series C     stock        value        deficit)     adjustment    compensation
                                       ---------    ------      ----------   ------------   -----------   ------------
Balances, August 31, 1992                 $ 157     $9,005       $197,467      $11,192         $(739)        $(6,744)

Redemption of preferred stock              (157)
Activity in employees' stock plans                      16            524                                      2,976
Acquisition of stock from certain
 employees                                             (11)          (373)
Issuance of 925,000 common shares
 upon exercise of a warrant
 at $4.67 per share                                    154          4,166
Net income (loss)                                                              (10,687)
Cash dividends on preferred stock -
 $.75 per share                                                                     (6)
Currency translation adjustments associ-
 ated with assets of subsidiary sold                                                             866
Cumulative foreign exchange
 translation adjustments                                                                        (127)
                                          -----     ------       --------     --------         -----         -------

Balances, August 31, 1993                   -        9,164        201,784          499           -            (3,768)

Activity in employees' stock plans                      28            916                                      1,070
Acquisition of stock from certain
 employees                                              (7)          (297)
Net income (loss)                                                              (28,806)
                                          -----     ------       --------     --------         -----         -------

Balances, August 31, 1994                   -        9,185        202,403      (28,307)          -            (2,698)

Activity in employees' stock plans                     111          3,175                                       (588)
Acquisition of stock from certain
 employees                                              (9)          (268)
Net income                                                                       3,916

                                          -----     ------       --------     --------         -----         -------
Balances, August 31, 1995                 $ -       $9,287       $205,310     $(24,391)        $ -           $(3,286)
                                          -----     ------       --------     --------         -----         -------
                                          -----     ------       --------     --------         -----         -------
                 The accompanying notes are an integral part of the consolidated financial statements.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

     Consolidation - The consolidated financial statements include the accounts of Parker Drilling Company ("Parker Drilling") and all of its majority-owned subsidiaries (collectively, the "Company").

     Drilling Contracts - The Company recognizes revenue and expenses on day rate contracts as the drilling progresses (percentage-of-completion method) because the Company does not bear the risk of completion of the well. For meterage contracts, the Company recognizes the revenue and expenses upon completion of the well (completed-contract method).

     Cash and Cash Equivalents - For purposes of the balance sheet and the statement of cash flows, the Company considers cash equivalents to be all highly liquid debt instruments that had a remaining maturity of three months or less at the date of purchase.

     Other Short-term Investments - Other short-term investments include primarily certificates of deposit, U.S. government securities and commercial paper having remaining maturities of greater than three months at the date of purchase and are stated at the lower of cost or market.

     Property, Plant and Equipment - The Company provides for depreciation of property, plant and equipment primarily on the straight-line method over the estimated useful lives of the assets after provision for salvage value. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Management periodically evaluates the Company's assets to determine if they are not in excess of their net realizable value. Management considers a number of factors such as estimated future cash flows, appraisals and current market value analysis in determining net realizable value. Assets are written down to reflect any decrease in net realizable value below their net carrying value (see Note 2).

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

     Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and natural gas companies. The Company generally does not require collateral on its trade receivables. Such credit risk is considered by management to be limited due to the large number of customers comprising the Company's customer base. The Company places substantially all its interest-bearing investments with major financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. At August 31, 1995, the Company had deposits in domestic banks in excess of federally insured limits of approximately $.3 million. In addition, the Company had deposits in foreign banks of $6.2 million which are not federally insured.

     Fair Market Value of Financial Instruments - The carrying amount of the Company's cash and short-term investments and short-term and long-term debt had fair values that approximated their carrying amounts.


Note 2 - Provision for Reduction in Carrying Value of Certain Assets

     During the fourth quarter of fiscal 1994, management analyzed its domestic operations and made the strategic decision to reorganize certain of these operations and sell certain of these assets. In Alaska, the Company decided to reduce operating and administrative costs and to look for opportunities to joint venture or combine operations with other drilling companies. As a result, the Company reduced the carrying value of certain assets in Alaska, including rigs, spare parts and property that were to be sold. The Company's Partech (Registered Trademark) manufacturing operations were downsized by the sale of land, buildings, equipment and excess inventories, and accordingly, the Company wrote down to net realizable value certain drilling equipment, property and inventories that were sold. In the lower 48 divisions, the Company disposed of a number of mechanical rigs and certain rig equipment which also were written down to net realizable value. Write-offs relating to the lower 48 and Alaska rigs resulted in the removal of 16 rigs from the Company's fleet. Aggregating the items described above, the Company recorded a $19,718,000 provision during the fourth quarter of fiscal 1994.


Note 3 - Long-term Debt


     August 31,                                            1995         1994
     -------------------------------------------------------------------------
                                                        (Dollars in Thousands)
    Parker Drilling
       Note payable annually until November 2001
         with interest at 5.75%                           $1,850       $  -
    Parker Drilling International of New Zealand, Ltd.
       Note payable monthly through February 2003
        to bank with interest at bank's business
        lending rate plus margin (total rate at
        August 31, 1995 was 11.5%)                           187          -
                                                          ------       ------

    Total debt                                             2,037          -
    Less current portion                                     289          -
                                                          ------       ------
    Total long-term debt                                  $1,748       $  -
                                                          ------       ------
                                                          ------       ------


     The Company's long-term debt matures $289,000 each year for the years 1996 through 2000.

     The Company has a credit agreement which provides a $7,500,000 revolving credit facility through March 1, 1996. The credit agreement was subsequently amended in the fourth quarter of fiscal 1995 to extend the expiration date to May 31, 1996. Interest on the revolving credit facility is at prime plus 3/4 of one percent and commitment fees on the unused credit facility are 1/2 of one percent. The agreement requires, among other things, maintenance of minimum working capital and restricts capital expenditures and creation of additional indebtedness. Under this agreement, the payment of dividends on the Company's common stock is limited to the lesser of 40 percent of consolidated net income for the preceding fiscal year or $2,600,000. At August 31, 1995, all of the credit facility was available for drawdown.

Note 4 - Income Taxes

     Income (loss) before income taxes (in thousands) is summarized as follows:

                                  Years Ended August 31,
                          -------------------------------------
                            1995          1994          1993
                          ---------     ---------     ---------
       United States      $  1,180      $(33,929)     $(11,318)

       Foreign               5,920         7,010           294
                          --------      --------      --------

                          $  7,100      $(26,919)     $(11,024)
                          --------      --------      --------
                          --------      --------      --------


     Income tax expense (benefit) (in thousands) is summarized as follows:

                                  Years Ended August 31,
                          -------------------------------------
                            1995          1994          1993
                          ---------     ---------     ---------
     Current:
       United States:
        Federal             $  -         $   -          $ (110)
        State                  -            (246)            6
       Foreign               3,478         3,037         1,198

     Deferred:
       United States:
        Federal                -            (326)          -
        State                  -             -             -
       Foreign                (294)         (578)       (1,431)
                            ------       -------        ------

                            $3,184       $ 1,887        $ (337)
                            ------       -------        ------
                            ------       -------        ------

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

Note 4 - Income Taxes (continued)

     Total income tax expense (benefit) differs from the amount computed by multiplying income (loss) before income taxes by the U.S. federal income tax statutory rate.  The reasons for this difference (dollars in thousands) are as follows:
                                         Years Ended August 31,
                        ------------------------------------------------------
                             1995               1994                1993
                        ---------------    ---------------     ---------------
                                 % of               % of                % of
                                 pretax             pretax              pretax
                                 income             income              income
                        Amount   (loss)    Amount   (loss)     Amount   (loss)
                        ---------------    ---------------     ---------------
Computed expected tax
 expense (benefit)      $ 2,414    34%     $(9,153)   (34%)    $(3,748)  (34%)
Foreign tax at rates
 different than U.S.      1,171    16%          76     -          (333)   (3%)
Utilization of loss
 carryforwards             (401)   (5%)        -       -           -      -
Limitation on
 recognition of tax
 benefit                    -      -        11,536     43%       3,848    35%
Other                       -      -          (572)    (2%)       (104)   (1%)
                        -------   ----     -------    ----     -------   ----
Actual tax expense
 (benefit)              $ 3,184    45%     $ 1,887      7%     $  (337)   (3%)
                        -------   ----     -------    ----     -------   ----
                        -------   ----     -------    ----     -------   ----

     The components of the Company's tax assets and (liabilities) as of August
31, 1995 and 1994, are shown below (in thousands):
Domestic:                                                   1995       1994
                                                          --------   --------
  Deferred tax assets:
  Net operating loss and tax credit carryforwards        $ 67,259   $ 67,379
  Reserves established against realization
   of certain assets                                        1,089      1,455
  Accruals not deducted for tax purposes                    4,169      4,561
  Depreciation of property, plant and equipment             3,385      8,913
                                                          -------    -------
                                                           75,902     82,308
 Deferred tax liabilities:
  Depreciation of property, plant and equipment            (8,408)   (13,503)
                                                          -------    -------
 Net deferred tax asset                                    67,494     68,805
 Valuation allowance                                      (67,494)   (68,805)
                                                          -------    -------
                                                         $    -     $    -
                                                         --------   --------
                                                         --------   --------
Foreign:

  Depreciation of property, plant and equipment          $    -     $    294
                                                         --------   --------
  Deferred tax liability                                 $    -     $    294
                                                         --------   --------
                                                         --------   --------

     At August 31, 1995, the Company had $137,500,000 net operating loss carryforwards for tax purposes which expire over a fifteen year period beginning in the year 2000. In addition, the Company had $13,600,000 investment tax credit carryforwards for tax purposes which expire over a fifteen year period beginning in the year 1997.

Note 5 - Redeemable Preferred Stock

     In January 1984, the Company began redeeming annually one-tenth of the $.75 cumulative Series C preferred stock shares then outstanding and completed the redemption in January 1993.

Note 6 - Common Stock and Stock Options

     The Company's 1969 Key Employees Stock Grant Plan (formerly the 1969 Key Employees Stock Option Plan) was amended in December 1990 to provide for the issuance of 223,000 shares of common stock for no cash consideration to key non-officer employees. Each employee receiving a grant of shares may dispose of 15 percent of his/her grant on each annual anniversary date from the date of grant for the first four years. On the fifth year anniversary, the employee may dispose of the remaining 40 percent of his/her grant. No shares were granted in fiscal 1995 and 1994. In fiscal 1995, 1,375 shares were cancelled leaving 1,375 shares reserved for issuance or available for granting as of August 31, 1995.

     The Company's 1980 Incentive Career Stock Plan ("1980 Plan") provides for the issuance of 2,100,000 shares of common stock for no cash consideration to key employees. Each employee receiving a grant of shares may dispose of 15 percent of his/her grant on each annual anniversary date from the date of grant for the first four years. On the fifth year anniversary, the employee may dispose of the remaining 40 percent of his/her grant. No shares were granted and no shares were cancelled in fiscal 1994. No shares were granted in fiscal 1995 and 3,500 shares were cancelled leaving 6,250 shares reserved for issuance and available for granting at August 31, 1995.

     The Company's 1991 Stock Grant Plan ("1991 Plan") provides for the issuance to officers and key employees of up to 3,160,000 shares of common stock for no cash consideration. Shares granted under the 1991 Plan are fully vested no earlier than 24 months from the effective date of the grant and not later than 36 months. The specific vesting schedule for each grant is determined at the time of grant. During fiscal 1994, 45,000 shares were granted and no shares were cancelled. In fiscal 1995, 545,000 shares were granted and no shares were cancelled leaving 1,580,195 shares reserved for issuance and available for granting at August 31, 1995.

     The fair market value of the common stock at date of grant for the Plans is recorded as deferred compensation and amortized to expense over the period during which the restrictions lapse. Deferred compensation is shown as a deduction from stockholders' equity.

     During fiscal 1995, 1994 and 1993, the Company purchased 51,279, 41,638 and 64,173 Parker Drilling shares, respectively, from certain of its employees who had received stock grants under the 1991 and 1980 Plans. The Company acquired the shares at the market price (weighted average price was $5.40 per share in fiscal 1995, $7.31 per share in fiscal 1994 and $5.98 per share in fiscal 1993). The proceeds were used to pay the employees' tax withholding obligations arising from the vesting of shares under the Plans.

     The 1994 Non-Employee Director Stock Option Plan ("Director Plan") was approved by shareholders of the Company on December 14, 1994.
The Director Plan provides for the issuance of options to purchase up to 200,000 shares of the Company's common stock. The option price per share is equal to the fair market value of a Parker Drilling share on the date of grant. The term of each option is ten years, and an option first becomes exercisable six months after the date of grant. Under the Plan, on the first trade day of each calendar year, each person who is then a non-employee director of the Company will be automatically granted an option to purchase 5,000 shares of common stock.

     The 1994 Executive Stock Option Plan ("Option Plan") was approved by shareholders of the Company on December 14, 1994. The Option Plan provides for the granting of a maximum of 2,400,000 shares to key employees and consultants of the Company and its subsidiaries through the granting of stock options, stock appreciation rights and restricted and deferred stock awards. The option price per share may not be less than 50% of the fair market value of a share on the date the option is granted, and the maximum term of a non-qualified option may not exceed fifteen years and the maximum term of an incentive option is ten years.

     Information regarding the Company's stock option plans is summarized below:

                                                       1994 Option Plan
                                            1994                        Non-
                                          Director      Incentive    qualified
                                            Plan         Options      Options
                                          --------      ---------    ---------
Shares under option:
 Outstanding at September 1, 1994              -              -           -
 Granted                                    15,000        733,000     147,000
 Exercised                                     -              -        (7,000)
 Cancelled                                     -              -           -
                                          ---------      --------     -------

Outstanding at August 31, 1995              15,000        733,000     140,000


Average option price per share
 at August 31, 1995                          $4.56          $4.50       $2.25

Options exercisable
 at August 31, 1995                         15,000        733,000      42,000



Note 6 - Common Stock and Stock Options (continued)


     The following is a summary of common stock reserved for issuance at fiscal year end:



                                               1995           1994
                                            ---------      ---------

     Key employee stock plans               4,180,820      2,127,945
     Stock Bonus Plan                         186,279         79,867
     Warrants<F1>                             400,000        400,000
                                            ---------      ---------

     Total shares reserved for issuance     4,767,099      2,607,812
                                            ---------      ---------
                                            ---------      ---------

<F1>
Warrants for 400,000 shares are exercisable at $3.88 per share, subject to certain adjustments, no later than October 24, 1995.

Note 7 - Employee Benefit Plans

     The Parker Drilling Company Stock Bonus Plan ("Plan") was adopted effective September 1980 for employees of Parker Drilling and its subsidiaries who are U.S. citizens and who have completed one year of service with the Company. It was amended in 1983 to qualify as a 401(k) plan under the Internal Revenue Code which permits a specified percentage of an employee's salary to be voluntarily contributed on a before-tax basis and to provide for a Company matching feature. Participants may contribute from one percent to 15 percent of eligible earnings and direct contributions to one or more of seven investment funds. The Company presently makes dollar-for-dollar matching contributions up to three percent of a participant's compensation. The Company's matching contribution is made in Parker Drilling common stock. The Plan was amended in 1989 to change the vesting schedule to no percent vesting if a participant has less than five years of service and 100 percent vesting if a participant has five or more years of service. Each Plan year, Company contributions can be made, at the discretion of the Board of Directors, in amounts not exceeding the permissible deductions under the Internal Revenue Code. The Company issued 113,399 shares to the Plan in 1995, 123,619 shares in 1994 and 95,177 shares in 1993.

Note 8 - Business Segments

     Information regarding the Company's operations by geographic area is as follows:
                                           1995         1994          1993
                                         ---------    ---------    ---------
Operations by Geographic Area                   (Dollars in Thousands)

Revenue:
 United States                           $ 28,487      $ 30,975      $ 30,936
 Other Western Hemisphere                  76,115        52,722        31,604
 Asia Pacific                              44,911        43,445        22,556
 Africa, Middle East and C.I.S.             7,858        25,282        15,705
                                         --------      --------      --------

Total revenue                            $157,371      $152,424      $100,801
                                         --------      --------      --------
                                         --------      --------      --------
Operating income (loss):
 United States                           $ (7,609)     $(30,518)     $(11,355)
 Other Western Hemisphere                    (921)       (5,937)          792
 Asia Pacific                               8,701         6,771        (1,240)
 Africa, Middle East and C.I.S.            (1,668)          831          (577)
                                         --------      --------      --------

Total operating income (loss)            $ (1,497)     $(28,853)     $(12,380)
                                         --------      --------      --------
                                         --------      --------      --------
Identifiable assets:
 United States                           $ 71,233      $ 64,337      $121,130
 Other Western Hemisphere                  83,345        73,688        39,420
 Asia Pacific                              49,223        43,456        43,176
 Africa, Middle East and C.I.S.            13,158        27,867        32,616
                                         --------      --------      --------

Total identifiable assets                $216,959      $209,348      $236,342
                                         --------      --------      --------
                                         --------      --------      --------

     Two customers accounted for approximately 22 percent and 13 percent, respectively, of total revenue in 1995. Three customers accounted for approximately 14 percent, 12 percent and 11 percent, respectively, of total revenue in 1994. Three customers accounted for approximately 22 percent, 14 percent and 10 percent, respectively, of total revenue in 1993. Operating income (loss) is total revenue less operating expenses including depreciation, depletion and amortization and an allocation of general corporate expenses based on rig operating days. Operating income (loss) excludes interest expense, interest capitalized, non-operating income or expense and income taxes.

Note 9 - Commitments and Contingencies

     At August 31, 1995, the Company had letters of credit facilities of $17,651,000 of which $7,277,000 had been issued.

Note 9 - Commitments and Contingencies

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

     A former employee ("Plaintiff") was injured while working for the Company on a rig owned and operated by another firm ("Defendant") for which he sought damages against the firm. Pursuant to the indemnity provision in the contract between the Company and the Defendant, the Company agreed to defend and indemnify the Defendant. The litigation ultimately resulted in a settlement in favor of the Plaintiff totalling $6,750,000. Because certain findings of fact by the jury created a dispute over the obligations of the Company under the indemnity provision, the Defendant and the Company entered into litigation to determine liability for funding the settlement. This ancillary proceeding also resulted in a settlement, with the Defendant agreeing to pay $1,687,000 and the Company $5,063,000.

     The Company has filed suit against its excess insurer claiming reimbursement of the compensatory portion of the settlement with the Plaintiff. The Company has also commenced legal proceeding against the counsel retained to defend the Defendant claiming that the Company was damaged in having to indemnify the Defendant for the balance of the settlement with the Plaintiff due to the malpractice/misrepresentation of the counsel. During fiscal 1994, the Company recorded a $2,562,000 expense related to this litigation.

     In addition, the Company is a party to various other lawsuits and claims arising out of the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

Note 10 - Related Party Transactions

     At August 31, 1995, the Company owned an insurance policy on the life of Mr. R. L. Parker, chairman and a principal stockholder. The Company is the beneficiary of this policy which was issued pursuant to a Stock Purchase Agreement ("Agreement") approved by vote of the stockholders at the 1975 Annual Meeting on December 10, 1975. This Agreement was entered into between the Company and the Robert L. Parker Trust and provides that upon the death of Robert L. Parker, the Company would be required, at the option of the Trust, to purchase from the Trust at a discounted price the amount of Parker Drilling common stock which could be purchased with the proceeds of the policy of $7,000,000. On August 3, 1994, the Company and the Trust modified this Agreement so that the Company will have the option but not the obligation to purchase the stock at a discounted price with the proceeds or to retain the entire proceeds upon the death of Robert L. Parker. If action under the agreement had been required at August 31, 1995, and the Company elected to purchase Parker Drilling common stock from the Trust, Parker Drilling's outstanding common stock would have been reduced by approximately three percent.

     As a part of the agreement to terminate the option held by the Trust and to grant the Company a limited option to purchase stock at a discounted price, the Company has also agreed to pay a premium of $655,019 annually for a split dollar last-to-die life insurance policy on Robert L. Parker and Mrs.
Robert L. Parker. Upon the deaths of Mr. Parker and Mrs. Parker, the Company will be reimbursed by the Robert L. Parker Sr. and Catherine M. Parker Family Trust from the proceeds of the policy for the full amount of premiums paid plus interest at the one-year treasury bill rate on the premiums paid after fiscal year 1999. Additionally, Robert L. Parker Jr., Chief Executive Officer of the Company and son of Robert L. Parker, will receive as a beneficiary of the Trust one-third of the net proceeds of this policy. The face value of the policy is $13,200,000.

Note 11 - Supplementary Information

     Maintenance and repairs expense for the years ended August 31, 1995, 1994 and 1993 was $14,364,000, $15,548,000 and $10,149,000, respectively.
Advertising, royalties, taxes other than payroll and income taxes, depreciation and amortization of intangible assets, pre-operating costs and similar deferrals were each less than one percent of total revenue. At August 31, 1995, accrued liabilities included $1,178,000 of workers' compensation liabilities and $2,981,000 of accrued payroll and payroll taxes. At August 31, 1994, accrued liabilities included $2,236,000 of workers' compensation liabilities and $2,714,000 of accrued payroll and payroll taxes. Other long-term liabilities included $1,679,000 and $1,179,000 of workers' compensation liabilities as of August 31, 1995 and 1994, respectively.

Note 12 - Selected Quarterly Financial Data (Unaudited)
                                             Quarter
                         -------------------------------------------------
                           First     Second    Third    Fourth     Total
                         --------  --------  --------  --------  ---------
                          (Dollars in Thousands Except Per Share Amounts)
FISCAL 1995
-----------
Revenue                  $33,283   $38,738   $43,259   $ 42,091   $157,371
Gross profit <F2>        $ 1,558   $ 5,005   $ 5,666   $  5,439   $ 17,668
Operating income (loss)  $(3,457)  $  (135)  $ 1,016   $  1,079   $ (1,497)

Net income (loss)        $(1,093)  $    69   $ 2,050   $  2,890   $  3,916
                         -------   -------   -------   --------   --------
                         -------   -------   -------   --------   --------
Primary and fully
diluted earnings
(loss) per share         $  (.02)  $   .00   $   .04   $    .05   $    .07
                         -------   -------   -------   --------   --------
                         -------   -------   -------   --------   --------

                                             Quarter
                         -------------------------------------------------
                           First     Second    Third    Fourth<F1> Total
                         --------  --------  --------  --------  ---------
                          (Dollars in Thousands Except Per Share Amounts)
FISCAL 1994
-----------
Revenue                  $40,043   $40,732   $36,679   $ 34,970   $152,424
Gross profit <F2>        $ 6,044   $ 3,751   $ 1,049   $ (1,665)  $  9,179
Operating income (loss)  $ 1,994   $(1,163)  $(2,936)  $(26,748)  $(28,853)

Net income (loss)        $ 1,608   $  (750)  $(2,791)  $(26,873)  $(28,806)
                         -------   -------   -------   --------   --------
                         -------   -------   -------   --------   --------
Primary and fully
diluted earnings
(loss) per share         $   .03   $  (.01)  $  (.05)  $   (.49)  $   (.53)<F3>
                         -------   -------   -------   --------   --------
                         -------   -------   -------   --------   --------

<F1>
The fourth quarter of fiscal 1994 includes a $19,718,000 Provision for reduction in carrying value of certain assets and a $2,562,000 charge for litigation discussed in Notes 2 and 9, respectively.
<F2>
Gross profit is calculated by excluding General and administrative expense and Provision for reduction in carrying value of certain assets from Operating income (loss), as reported in the Consolidated Statement of Operations.
<F3>
As a result of shares issued during the year, earnings (loss) per share for the year's four quarters, which are based on average shares outstanding during each quarter, do not equal the annual earnings (loss) per share, which is based on the average shares outstanding during the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     This item is not applicable to the Company in that disclosure is required under Regulation S-X by the Securities and Exchange Commission only if the Company had changed independent auditors and, if it had, only under certain circumstances.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item is hereby incorporated by reference from the information appearing under the captions "Proposal One - Election of Directors" and "Executive Officers" in the Company's definitive proxy
statement for the Annual Meeting of Stockholders to be held December   13,
1995, to be filed with the Securities and Exchange Commission ("Commission") within 120 days of the end of the Company's fiscal year on August 31, 1995.


Item 11.  Executive Compensation

     The information required by this item is hereby incorporated by reference from the information appearing under the captions "Meetings, Committees and Compensation of the Board", "Executive Compensation", "Severance Compensation and Consulting Agreements", "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held December 13, 1995, to be filed with the Commission within 120 days of the end of the Company's fiscal year on August 31, 1995. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the sub-headings "Compensation Committee Report on Executive Compensation" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is hereby incorporated by reference from the information appearing under the captions "Voting" and "Common Stock Ownership of Directors and Executive Officers" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held December 13, 1995, to be filed with the Commission within 120 days of the end of the Company's fiscal year on August 31, 1995.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item is hereby incorporated by reference to such information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held December 13, 1995, to be filed with the Commission within 120 days of the end of the Company's fiscal year on August 31, 1995.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)  The following documents are filed as part of this report:
     (1)   Financial Statements of Parker Drilling Company and subsidiaries which are included in Part II, Item 8:
                                                                        Page
                                                                        ----
              Report of Independent Accountants                          13
              Consolidated Statement of Operations for each
               of the three years in the period ended August 31, 1995    14
              Consolidated Balance Sheet as of August 31, 1995 and 1994  15
              Consolidated Statement of Cash Flows for each of the
               three years in the period ended August 31, 1995           17
              Consolidated Statement of Redeemable Preferred
               Stock and Stockholders' Equity for each of the three
               years in the period ended August 31, 1995                 19
              Notes to Consolidated Financial Statements                 20

     (2)   Financial Statement Schedule:

         Schedule II - Valuation and qualifying accounts                 35

     (3)   Exhibits:
     Exhibit Number                  Description
     --------------                  -----------
        3(a)  -   Restated Certificate of Incorporation of Parker Drilling
                  Company; incorporated herein by reference to Exhibit 3(a)
                  to Annual Report on Form 10-K for the year ended August 31,
                  1989, as amended by Form 8 dated December 27, 1989.
        3(b)  -   By-laws of Parker Drilling Company; incorporated herein by reference to Exhibit 3(b) to Annual Report on Form 10-K for the year ended August 31, 1992, as amended by Form 8 dated
                  February 18, 1993.
       10(a)  -   Credit Agreement, dated as of September 24, 1992, between
                  Morgan Guaranty Trust Company of New York, Internationale
                  Nederlanden Bank N.V. and Parker Drilling Company as
                  amended; incorporated herein by reference to Exhibit 10(b)
                  to Annual Report on Form 10-K for the year ended August 31,
                  1992, as amended by Form 8 dated February 18, 1993;
                  Exhibit(a) to Quarterly Report on Form 10-Q for the
                  quarterly period ended February 28, 1994; Exhibit (a) to
                  Quarterly Report on Form 10-Q for the quarterly period
                  ended May 31, 1994; amendment dated June 30, 1995, to the
                  Credit Agreement, dated as of September 24, 1992, between
                  Morgan Guaranty Trust Company of New York, Internationale
                  Nederlanden Bank N.V. and Parker Drilling Company as
                  amended.

                                   PART IV
                                 (continued)


Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
(continued)
    (3)  Exhibits:  (continued)
    Exhibit Number                       Description
    --------------                       -----------
       10(b)  -   Parker Drilling Company and Subsidiaries 1991 Stock Grant
                  Plan; incorporated herein by reference to Exhibit 10(c) to
                  Annual Report on Form 10-K for the year ended August 31,
                  1992, as amended by Form 8 dated February 18, 1993.<F1>
       10(c)  -   1980 Incentive Career Stock Plan; incorporated herein by
                  reference to Exhibit 10(c) to Annual Report on Form 10-K for the year ended August 31, 1989, as amended by Form 8 dated
                  December 27, 1989.<F1>
       10(d)  -   1969 Key Employees Stock Grant Plan; incorporated herein by reference to Exhibit 10(e) to Annual Report on Form 10-K for the year ended August 31, 1992, as amended by Form 8 dated
                  February 18, 1993.<F1>
       10(e)  -   Parker Drilling Company Stock Bonus Plan; incorporated
                  herein by reference to Exhibit 10(e) to Annual Report on
                  Form 10-K for the year ended August 31, 1993, as amended by
                  Form 10-K/A dated February 24, 1994, and by Exhibit 10(a) to
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  February 28, 1995.
       10(f)  -   1975 Stock Purchase Agreement; incorporated herein by
                  reference to Exhibit 10(g) to Annual Report on Form 10-K for the year ended August 31, 1986, as amended by Form 8 dated
                  December 29, 1986.
       10(g)  -   Form of Severance Compensation and Consulting Agreement
                  entered into between Parker Drilling Company and each
                  officer of Parker Drilling Company; incorporated herein by reference to Exhibit 10(g) to Annual Report on Form 10-K for the year ended August 31, 1988, as amended by Form 8 dated
                  December 28, 1988 and Form 8 dated October 4, 1989.<F1>
       10(h)  -   1994 Parker Drilling Company Deferred Compensation Plan.<F1>
       10(i)  -   1994 Non-Employee Director Stock Option Plan.<F1>
       10(j)  -   1994 Executive Stock Option Plan.<F1>
       21     -   Subsidiaries of the Registrant.                        36
       23     -   Consent of Independent Accountants.                    37
       27     -   Financial Data Schedule.
       99     -   Additional Exhibit - Annual Report on                To be
                  Form 11-K with respect to Parker Drilling           filed by
                   Company Stock Bonus Plan                          amendment

<F1>
Management Contract, Compensatory Plan or Agreement

(b) Reports on Form 8-K:
    There were no reports on Form 8-K for the three months ended August 31, 1995.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in Thousands)

        Column A                   Column B   Column C   Column D   Column E
--------------------------------   ---------  ---------  ---------  ---------
                                   Balance    Charged
                                      at       to cost               Balance
                                   beginning    and                 at end of
       Classifications             of period  expenses   Deductions   period
--------------------------------   ---------  ---------  ---------- ----------

Year ended August 31, 1995:
 Allowance for doubtful accounts
  and notes                          $ 1,050    $   -     $    254    $   796
 Reduction in carrying value of
  rig materials and supplies         $ 2,230    $   870   $  1,020    $ 2,080
 Deferred tax valuation allowance    $68,805    $(1,311)  $    -      $67,494

Year ended August 31, 1994:
 Allowance for doubtful accounts
  and notes                          $ 1,217    $   -     $    167    $ 1,050
 Reduction in carrying value of
  rig materials and supplies         $ 1,798    $ 1,017   $    585    $ 2,230
 Deferred tax valuation allowance    $58,251    $10,554   $    -      $68,805

Year ended August 31, 1993:
 Allowance for doubtful accounts
  and notes                          $ 1,390    $    -    $    173    $ 1,217
 Reduction in carrying value of
  rig materials and supplies         $ 4,693    $ 1,373   $  4,268    $ 1,798
 Deferred tax valuation allowance    $   -      $58,251   $    -      $58,251






















                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  PARKER DRILLING COMPANY

  By /s/ Robert L. Parker Jr.                                Date:  Nov. 2, 1995
     ------------------------------
          Robert L. Parker Jr.
          President and Chief
          Executive Officer and
          Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                       Title                           Date
       ---------                       -----                           ----
   /s/ Robert L. Parker      Chairman of the Board and
By ------------------------  Director                        Date:  Nov. 2, 1995
   Robert L. Parker

   /s/ Robert L. Parker Jr.  President and Chief Executive
   ------------------------- Officer and Director
By Robert L. Parker Jr.      (Principal Executive Officer)   Date:  Nov. 2, 1995

                             Vice President of Finance and
   /s/ James J. Davis        Chief Financial Officer
By ------------------------- (Principal Financial Officer)   Date:  Nov. 2, 1995
   James J. Davis

   /s/ Randy L. Ellis        Corporate Controller
By ------------------------- (Principal Accounting Officer)  Date:  Nov. 2, 1995
   Randy L. Ellis
                             Executive Vice President and
   /s/ James W. Linn         Chief Operating Officer and
By ------------------------- Director                        Date:  Nov. 2, 1995
   James W. Linn

   /s/ Earnest F. Gloyna
By ------------------------- Director                        Date:  Nov. 2, 1995
   Earnest F. Gloyna

   /s/ David L. Fist
By ------------------------  Director                        Date:  Nov. 2, 1995
   David L. Fist

   /s/ R. Rudolph Reifrank
By ------------------------- Director                        Date:  Nov. 2, 1995
   R. Rudolph Reinfrank

