Form 10-Q
period 1995-11-30
PARKER DRILLING CO /DE/
filed 1996-01-12
CIK 76321

------------------------------------------------------------------------------
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

                  FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1995

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

     As of December 31, 1995, 56,175,764 common shares were outstanding.
                              ----------
------------------------------------------------------------------------------
------------------------------------------------------------------------------


                            PARKER DRILLING COMPANY

                                     INDEX
Part I.  Financial Information                                        Page No.


      Consolidated Condensed Balance Sheets (Unaudited) -
        November 30, 1995 and August 31, 1995                             2

      Consolidated Condensed Statements of Operations (Unaudited) -
        Three Months Ended November 30, 1995 and
        November 30, 1994                                                 3

      Consolidated Condensed Statements of Cash Flows (Unaudited) -
        Three Months Ended November 30, 1995 and                          4
        November 30, 1994

      Notes to Unaudited Consolidated Condensed
        Financial Statements                                              5

      Report of Review by Independent Accountants                         6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             7 - 8


Part II.  Other Information

      Item 6, Exhibits and Reports on Form 8-K                            9

      Signatures                                                         10

      Exhibit 15, Letter Re Unaudited Interim                            11
        Financial Information

      Exhibit 27, Financial Data Schedule (EDGAR version only)


                        PART 1.  FINANCIAL INFORMATION

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)
                                                  November 30,    August 31,
                                                     1995            1995
                              ASSETS              ----------      ----------
                              ------
Current assets:
  Cash and cash equivalents                         $ 20,647       $ 20,752
  Other short-term investments                         4,738          1,372
  Accounts and notes receivable                       39,904         39,578
  Rig materials and supplies                          11,031         11,532
  Other current assets                                 4,868          5,146
                                                    --------       --------
      Total current assets                            81,188         78,380

Property, plant and equipment less accumulated
 depreciation, depletion and amortization of
 $431,517 at November 30, 1995, and $432,360
 at August 31, 1995                                  124,846        122,258

Other noncurrent assets                               17,533         16,321
                                                    --------       --------
      Total assets                                  $223,567       $216,959
                                                    ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------
Current liabilities:
  Current portion of long-term debt                 $    289       $    289
  Accounts payable and accrued liabilities            18,069         16,940
  Accrued income taxes                                 6,145          5,109
                                                    --------       --------
      Total current liabilities                       24,503         22,338
                                                    --------       --------

Long-term debt                                         1,475          1,748
                                                    --------       --------
Other long-term liabilities                            6,730          5,953
                                                    --------       --------
Common stock, $.16 2/3 par value                       9,358          9,287
Capital in excess of par value                       206,926        205,310
Retained earnings (accumulated deficit)              (22,504)       (24,391)
Other                                                 (2,921)        (3,286)
                                                    --------       --------
      Total stockholders' equity                     190,859        186,920
                                                    --------       --------

      Total liabilities and stockholders' equity    $223,567       $216,959
                                                    ========       ========


    See accompanying notes to consolidated condensed financial statements.




                                     - 2 -

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)
                                                        Three Months Ended
                                                           November 30,
                                                        -------------------
                                                          1995       1994
                                                        -------     -------
Revenue:
 Drilling contracts                                    $ 41,504    $ 32,055
 Other                                                    1,206       1,228
                                                       --------    --------
    Gross operating revenue                              42,710      33,283
                                                       --------    --------
Operating expense:
 Drilling                                                28,401      24,769
 Other                                                    1,391       1,450
 Depreciation, depletion and
   amortization                                           5,486       5,506
 General and administrative                               5,160       5,015
                                                       --------    --------
                                                         40,438      36,740
                                                       --------    --------
Operating income (loss)                                   2,272      (3,457)
                                                       --------    --------
Other income and (expense):
 Interest expense                                           (31)         (2)
 Interest income                                            344         260
 Other income (expense) - net                             1,039       2,901
                                                       --------    --------
                                                          1,352       3,159
                                                       --------    --------
Income (loss) before income taxes                         3,624        (298)
                                                       --------    --------
Income tax expense                                        1,737         795
                                                       --------    --------
Net income (loss)                                      $  1,887    $ (1,093)
                                                       ========    ========
Earnings (loss) per share,
 primary and fully diluted                             $    .03    $   (.02)
                                                       ========    ========
Number of common shares used in
 computing earnings (loss) per share:

   Primary                                            55,678,060  54,518,336
                                                      ==========  ==========

   Fully diluted                                      55,705,953  54,518,336
                                                      ==========  ==========












    See accompanying notes to consolidated condensed financial statements.

                                     - 3 -
/TABLE

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                            (Dollars in Thousands)
                                  (Unaudited)
                                                       Three Months Ended
                                                          November 30,
                                                       --------------------
                                                          1995        1994
                                                        -------     -------
Cash flows from operating activities:
  Net income (loss)                                    $  1,887     $(1,093)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation, depletion and amortization            5,486       5,506
      Expenses not requiring cash                           413        (939)
      Change in operating assets and liabilities          2,500       4,607
      Other-net                                            (772)     (1,144)
                                                        -------     -------
    Net cash provided by operating activities             9,514       6,937
                                                        -------     -------
Cash flows from investing activities:
  Capital expenditures                                   (8,389)     (3,183)
  Proceeds from the sale of equipment                     1,687       4,604
  Decrease (increase) in short-term
   investments                                           (3,366)        (14)
  Other-net                                                (826)        786
                                                        -------     -------
    Net cash provided (used) by investing
      activities                                        (10,894)      2,193
                                                        -------     -------
Cash flows from financing activities:
  Proceeds from exercise of stock warrants                1,552         -
  Other                                                    (277)        (93)
                                                        -------     -------
    Net cash provided (used) by financing
      activities                                          1,275         (93)
                                                        -------     -------

Net change in cash and cash equivalents                    (105)      9,037

Cash and cash equivalents at
  beginning of period                                    20,752      10,660
                                                        -------     -------
Cash and cash equivalents at
  end of period                                         $20,647     $19,697
                                                        =======     =======

Supplemental disclosure:
  Interest paid                                         $   109     $     2
  Taxes paid                                            $   701     $   791

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

                                     - 4 -

                   PARKER DRILLING COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of November 30, 1995 and August 31, 1995, (2) the results of operations for the three months ended November 30, 1995 and November 30, 1994, and (3) cash flows for the three months ended November 30, 1995 and November 30, 1994. Results for the three months ended November 30, 1995, are not necessarily indicative of the results which will be realized for the year ending August 31, 1996. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended August 31, 1995.

2. Earnings per common share are based on the weighted average number of common shares and common share equivalents outstanding during the period. Common shares granted under the 1969 Key Employee Stock Grant Plan, 1980 Incentive Career Stock Plan and the 1991 Stock Grant Plan are issued and outstanding and are only considered in the computation of weighted average shares outstanding when their effect on earnings per share is dilutive.

                       Report of Independent Accountants




To the Board of Directors and Shareholders
Parker Drilling Company

   We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of November 30, 1995, and the related consolidated condensed statements of operations for the three month periods ended November 30, 1995 and 1994 and consolidated condensed statements of cash flows for the three month periods ended November 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

   We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of August 31, 1995, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity and cash flows for the year then ended (not presented herein); and in our report, dated October 17, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                          By:  /s/ Coopers & Lybrand L.L.P.
                                               ----------------------------

                                               COOPERS & LYBRAND L.L.P.



Tulsa, Oklahoma
January 11, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

   The Company's net income of $1.9 million for the first quarter of fiscal 1996 reflected an improvement of $3.0 million over the $1.1 million net loss recorded in the corresponding period of fiscal 1995. An improvement of $5.8 million in drilling margins (drilling revenue less drilling expense), offset by a decline of $1.8 million of other income and an increase in income taxes of $.9 million, was the primary reason for the improvement in net income.

   Drilling revenue in the first quarter of fiscal 1996 was $41.5 million, an increase of $9.4 million over the $32.1 million recorded in the first quarter of fiscal 1995. Utilization of the Company's entire rig fleet increased from 41% in the first quarter of fiscal 1995 to 43% in the current year's first quarter while international rig utilization was 58% in the first quarter of both years. (Fiscal 1995 utilization has been adjusted to reflect rigs removed from the rig fleet at the end of fiscal 1995.)

   Western Hemisphere international drilling revenue remained nearly the same when compared with fiscal 1995's first quarter. Revenue declined in Argentina due to the stacked status of the shallow-depth rigs located in the southern region of the country. Seven rigs operated in southern Argentina in the first quarter of fiscal 1995. Two additional rigs operating in the northern region of Argentina and one additional rig operating in Colombia offset the loss of revenue from southern Argentina.

   Drilling revenue in the Company's Asia Pacific region increased $6.8 million in the first quarter of fiscal 1996 when compared with the same period in the prior fiscal year. Operations in Papua New Guinea, where the Company operated five rigs during fiscal 1996's first quarter, were largely responsible for the increase in revenue. This compares to one rig operating and two on standby in the previous year's first quarter. Revenue declined in the Philippines as one of the two rigs located in that country completed operations in the current quarter. This rig will be relocated to Vietnam, a new market for the Company, in the current fiscal year's second quarter to commence operations on a recently-awarded contract.

   Drilling revenue from operations in Africa, the Middle East and Commonwealth on Independent States declined $.8 million in the first quarter of fiscal 1996 when compared to the first quarter of fiscal 1995. An increase in revenue in the Russian Republic, due to the commencement of a one-rig contract in the current quarter, was offset by the loss of revenue in Chad where the Company completed a one-rig contract in fiscal 1995's first quarter. Domestic drilling revenue increased $3.6 million when compared to the prior fiscal year's first quarter primarily due to the operation of Rig 245 in Alaska, which had been idle during the first quarter of fiscal 1995.

   Drilling margin as a percent of drilling revenue improved from 23% in the first quarter of fiscal 1995 to 32% in the corresponding quarter of fiscal 1996. The improvement was largely attributable to operations in Argentina.

Other income (expense) decreased $1.8 million due primarily to the recognition in fiscal 1995 of a $1.5 million gain on reversal of a prior year's foreign currency accrual. Income tax expense, which consists primarily of foreign income taxes, exceeds the prior year's first quarter provision primarily due to improved international revenue and margins.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   Cash and other short-term investments increased $3.3 million in the first three months of the fiscal year. Cash was generated by the following: $9.5 million from operating activities, $1.7 million from the sale of fixed assets, and $1.6 million from the exercise of stock warrants.

   Capital expenditures in the first three months of fiscal 1996 totalled $8.4 million, an increase of $5.2 million over the first quarter of fiscal 1995, as the Company continued to upgrade its rig fleet to meet international contract opportunities. Management currently forecasts capital expenditures for fiscal 1996 to be approximately $32.0 million. In the event the Company obtains additional contracts that require the purchase or construction of new or specialized rigs, or significant modifications to existing rigs, capital expenditures could increase further. Any significant increase in capital expenditures would be subject to any restrictions imposed on the Company as specified below.

   The Company has a credit agreement with a bank which provides for a $7.5 million revolving credit facility through May 31, 1996, all of which was available for drawdown as of November 30, 1995. The agreement contains restrictions on annual capital expenditures and certain senior and subordinated indebtedness which can be incurred by Parker Drilling Company and certain subsidiaries designated in the agreement. These designated subsidiaries comprise the operating subsidiaries through which the Company performs the majority of its drilling operations. The credit facility also limits payment of dividends on the Company's common stock to the lesser of 40 percent of consolidated net income for the preceding fiscal year, or $2.6 million. The remaining subsidiaries of the Company are not a party to the credit facility and are able to make capital expenditures and obtain independent financing from lenders that have no recourse to Parker Drilling Company and the designated subsidiaries, subject only to an overall limitation of indebtedness.

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

   Exhibit 27 Financial Data Schedule (EDGAR version only)

(b)Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended November 30, 1995.

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


Date:  January 11, 1996


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