Form 10-Q
period 1996-02-29
PARKER DRILLING CO /DE/
filed 1996-04-12
CIK 76321

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

                  FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 1996

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

     As of March 31, 1996, 56,178,367 common shares were outstanding.

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                                                 PARKER DRILLING COMPANY

                                                          INDEX

Part I.  Financial Information                                     Page No.

      Consolidated Condensed Balance Sheets (Unaudited) -
        February 29, 1996 and August 31, 1995                         2

      Consolidated Condensed Statements of Operations (Unaudited) -
        Three and Six Months Ended February 29, 1996 and
        February 28, 1995                                             3

      Consolidated Condensed Statements of Cash Flows (Unaudited) -
      Three and Six Months Ended February 29, 1996 and                4
        February 28, 1995

      Notes to Unaudited Consolidated Condensed
        Financial Statements                                          5

      Report of Review by Independent Accountants                     6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         7 - 9


Part II.  Other Information

      Item 4, Submission of Matters to a Vote of Security Holders    10

      Item 6, Exhibits and Reports on Form 8-K                       10

      Signatures                                                     11

      Exhibit 15, Letter Re Unaudited Interim                        12
        Financial Information

      Exhibit 27, Financial Data Schedule (EDGAR version only)


                                        PART 1.  FINANCIAL INFORMATION

                                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                            (Dollars in Thousands)
                                                  (Unaudited)
                                                                              Feb. 29,              Aug. 31,
                                                                                1996                  1995
                                                                              --------              --------
                              ASSETS
                              ------
Current assets:
  Cash and cash equivalents                                                   $ 14,766              $ 20,752
  Other short-term investments                                                   6,581                 1,372
  Accounts and notes receivable                                                 38,994                39,578
  Rig materials and supplies                                                    11,127                11,532
  Other current assets                                                           4,441                 5,146
                                                                              --------              --------
      Total current assets                                                      75,909                78,380

Property, plant and equipment less accumulated
 depreciation, depletion and amortization of
 $414,814 at February 29, 1996, and $432,360
 at August 31, 1995                                                            122,342               122,258

Other noncurrent assets                                                         24,215                16,321
                                                                              --------              --------
      Total assets                                                            $222,466              $216,959
                                                                              --------              --------
                                                                              --------              --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
  Current portion of long-term debt                                           $   289               $    289
  Accounts payable and accrued liabilities                                      15,616                16,940
  Accrued income taxes                                                           6,550                 5,109
                                                                              --------              --------
      Total current liabilities                                                 22,455                22,338
                                                                              --------              --------

Long-term debt                                                                   1,473                 1,748
                                                                              --------              --------
Other long-term liabilities                                                      6,755                 5,953
                                                                              --------              --------
Common stock, $.16 2/3 par value                                                 9,364                 9,287
Capital in excess of par value                                                 207,095               205,310
Retained earnings (accumulated deficit)                                        (22,153)              (24,391)
Other                                                                           (2,523)               (3,286)
                                                                              --------              --------
      Total stockholders' equity                                               191,783               186,920
                                                                              --------              --------

      Total liabilities and stockholders' equity                              $222,466              $216,959
                                                                              --------              --------
                                                                              --------              --------

                    See accompanying notes to consolidated condensed financial statements.


                                                     - 2 -

                                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (Dollars in Thousands Except Per Share Amounts)
                                                  (Unaudited)

                                                    Three Months Ended                  Six Months Ended
                                                 ------------------------          -------------------------
                                                 Feb. 29,        Feb. 28,          Feb. 29,          Feb. 28,
                                                   1996            1995              1996              1995
                                                 -------          -------          -------           -------
Revenue:
 Drilling contracts                              $36,776          $37,725          $78,280           $69,780
 Other                                             1,153            1,013            2,359             2,241
                                                 -------          -------          -------           -------
    Gross operating revenue                       37,929           38,738           80,639            72,021
                                                 -------          -------          -------           -------
 Operating expense:
 Drilling                                         25,586           27,098           53,987            51,867
 Other                                             1,429            1,215            2,820             2,665
 Depreciation, depletion and
   amortization                                    5,226            5,420           10,712            10,926
 General and administrative                        5,468            5,140           10,628            10,155
                                                 -------          -------          -------           -------
                                                  37,709           38,873           78,147            75,613
                                                 -------          -------          -------           -------
Operating income (loss)                              220             (135)           2,492            (3,592)
                                                 -------          -------         -------            -------
Other income and (expense):
 Interest expense                                    (22)             (33)             (53)              (35)
 Interest income                                     355              317              699               577
 Other income (expense) - net                        836              380            1,875             3,281
                                                 -------          -------         --------           -------
                                                   1,169              664            2,521             3,823
                                                 -------          -------         --------           -------
Income before income taxes                         1,389              529            5,013               231
                                                 -------          -------         --------           -------

Income tax expense                                 1,038              460            2,775             1,255
                                                 -------          -------         --------           -------
Net income (loss)                                    351               69            2,238            (1,024)
                                                 -------          -------         --------           -------

Earnings (loss) per share,
 primary and fully diluted                       $   .01          $   .00         $    .04           $  (.02)
                                                 -------          -------         --------           -------
                                                 -------          -------         --------           -------
Number of common shares used
 in computing earnings (loss)
 per share:

   Primary                                     55,978,658       54,972,034       55,863,977        54,610,611
                                               ----------       ----------       ----------        ----------
                                               ----------       ----------       ----------        ----------

   Fully diluted                               56,038,992       55,021,452       55,950,437        54,610,611
                                               ----------       ----------       ----------        ----------
                                               ----------       ----------       ----------        ----------


                    See accompanying notes to consolidated condensed financial statements.


                                                     - 3 -

                                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               Increase (Decrease) in Cash and Cash Equivalents
                                            (Dollars in Thousands)
                                                  (Unaudited)
                                                                                        Six Months Ended
                                                                                   -------------------------
                                                                                   Feb. 29,          Feb. 28,
                                                                                     1996              1995
                                                                                   -------           -------
Cash flows from operating activities:
   Net income (loss)                                                               $ 2,238           $(1,024)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
        Depreciation, depletion and amortization                                    10,712            10,926
        Expenses not requiring cash                                                    917              (180)
        Change in operating assets and liabilities                                     847               720
        Other-net                                                                   (1,926)           (1,552)
                                                                                   -------           -------
     Net cash provided by operating activities                                      12,788             8,890
                                                                                   -------           -------
Cash flows from investing activities:
   Capital expenditures                                                            (17,850)           (6,174)
   Proceeds from the sale of equipment                                               4,234             5,427
   Decrease (increase) in short-term
   investments                                                                      (5,209)            2,781
   Other-net                                                                        (1,140)              121
                                                                                   -------           -------
     Net cash provided (used) by investing
        activities                                                                 (19,965)            2,155
                                                                                   -------           -------
Cash flows from financing activities:
   Proceeds from exercise of stock warrants                                          1,552               -
   Other                                                                              (361)             (106)
                                                                                   -------           -------
     Net cash provided (used) by financing
        activities                                                                   1,191              (106)
                                                                                   -------           -------

Net change in cash and cash equivalents                                             (5,986)           10,939

Cash and cash equivalents at
  beginning of period                                                               20,752            10,660
                                                                                   -------           -------
Cash and cash equivalents at
  end of period                                                                    $14,766           $21,599
                                                                                   -------           -------
                                                                                   -------           -------
Supplemental disclosure:
   Interest paid                                                                   $   109           $     2
   Taxes paid                                                                      $ 1,334           $ 1,641

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


                                                     - 4 -

                   PARKER DRILLING COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of February 29, 1996 and August 31, 1995, (2) the results of operations for the three and six months ended February 29, 1996 and February 28, 1995, and (3) cash flows for the six months ended February 29, 1996 and February 28, 1995. Results for the six months ended February 29, 1996, are not necessarily indicative of the results which will be realized for the year ending August 31, 1996. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended August 31, 1995.

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

                                       Report of Independent Accountants



To the Board of Directors and Shareholders
Parker Drilling Company

     We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of February 29, 1996, and the related consolidated condensed statements of operations for the three and six month periods ended February 29, 1996 and February 28, 1995 and consolidated condensed statements of cash flows for the six month periods ended February 29, 1996 and February 28, 1995. These financial statements are the responsibility of the Company's management.

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



Tulsa, Oklahoma
April 12, 1996

                                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Second Quarter of Fiscal 1996 Compared with Second Quarter of Fiscal 1995

     The Company recorded net income of $.4 million in the second quarter of fiscal 1996 compared to net income of $.1 million in the second quarter of fiscal 1995. This improvement was primarily attributable to increases in drilling margins (drilling revenue less drilling expense) of $.6 million and other income of $.5 million offset by an increase of $.6 million in income tax expense.

     Drilling revenue of $36.8 million in the second quarter of fiscal 1996 reflected a decline of $.9 million from the $37.7 million recorded in the same quarter of the prior fiscal year. Utilization rates of 42 percent for the Company's entire rig fleet and 59 percent solely for its international rigs were comparable to the prior year's second quarter. (Utilization figures have been adjusted to reflect rigs removed from the rig fleet at the end of fiscal 1995 and in the current quarter as noted below.)

     Western Hemisphere international drilling revenue declined $2.8 million in the quarter comparison due to the termination of the Company's operations in southern Argentina. The reduced revenue was the result of management's decision in the current quarter to sell the Company's six rigs and ancillary equipment located in southern Argentina. These rigs have been removed from the Company's rig fleet and are classified as assets held for disposition.
This decline in revenue was partially offset by increased utilization in northern Argentina where the Company is currently operating three rigs.

     Drilling revenue in the Asia Pacific region increased $.9 million in the second quarter of fiscal 1996 due primarily to increased utilization in Papua New Guinea. Also contributing to this increase in revenue was the commencement of a one-rig contract in Vietnam, a new market for the Company. Revenue declined in Pakistan, New Zealand and the Philippines due to a reduction in rig utilization in those countries.

     There was no change in revenue in Africa, the Middle East and Commonwealth of Independent States. Increased revenue in the Russian Republic due to a new one-rig contract was offset by a loss of one rig previously operating in Kazakhstan. Domestic drilling revenue increased $1.0 million due to increased rig utilization and the relocation of several rigs in the Lower 48 states to markets with higher dayrates.

     Drilling margins as a percent of revenue were comparable at 30% and 28% for the second quarter of fiscal 1996 and fiscal 1995, respectively. The improvement was attributable to Western Hemisphere international operations. General and administrative expense increased $.3 million in comparing the two quarters due to employee severance payments in the current quarter. Other income included gains of $1.2 million on the disposition of property, plant

- ---------------------------------


and equipment offset by a $.7 million settlement of litigation involving a Company subsidiary. Income tax expense increased $.6 million due to increased revenue and taxable income in certain foreign countries in which the Company operates. Fiscal 1995 included tax benefits unavailable in fiscal 1996, including net operating loss carryforwards in several countries.

First Six Months of Fiscal 1996 Compared with First Six Months of Fiscal 1995

     The Company's net income of $2.2 million recorded for the first six months of fiscal 1996 is an improvement of $3.3 million over the first half of the prior fiscal year. An increase in drilling margins of $6.4 million was the primary reason for the improvement, offset by a $1.5 million increase in tax expense and a $1.3 million reduction in other income.

     Drilling revenue of $78.3 million reflected an increase of $8.5 million. Utilization in the current fiscal year of 44 percent for the entire rig fleet and 62 percent solely for the international fleet corresponds to fiscal 1995 figures of 38 percent and 55 percent, respectively. (Utilization rates have been adjusted in both years for rigs removed from the rig fleet in both fiscal 1995 and 1996.)

     Drilling revenue in the Company's Western Hemisphere international operations declined $2.9 million due to reduced utilization in Argentina as discussed above in the second quarter comparison. Operations in the Asia Pacific region have generated an increase in revenue of $7.8 million. This increase is attributable to improved utilization in Papua New Guinea where the Company has operated all five of its rigs in fiscal 1996. Revenue through six months of fiscal 1996 has declined in several countries in the Asia Pacific region as noted in the second quarter comparison.

     Drilling revenue in Africa, the Middle East and Commonwealth of Independent States declined $.8 million due to the completion of one-rig contracts in Chad and Kazakhstan in the first half of fiscal 1995, offset by increased revenue in the Russian Republic where the Company commenced a one-rig contract in the first quarter of fiscal 1996. Domestic drilling revenue increased $4.6 million due primarily to the operation of Rig 245 in Alaska. This rig had been idle during the first quarter of fiscal 1995.

     Drilling margins increased $6.4 million for the six month comparison due to operations in Colombia, Argentina, Papua New Guinea and Alaska. General and administrative expense increased $.5 million due to employee severance payments made in fiscal 1996 while other income declined $1.3 million due primarily to the $1.5 million gain on reversal of a prior year's foreign currency accrual recognized in the first half of fiscal 1995. Income tax expense increased $1.5 million for reasons noted in the quarterly comparison.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     Cash and other short-term investments decreased $.8 million in the first six months of fiscal 1996. Cash generated from operations of $12.8 million, proceeds of $4.2 million from the sale of property, plant and equipment and $1.6 million received upon the exercise of stock warrants were sources of cash.

     Capital expenditures of $17.9 million, primarily related to international contract opportunities, reflect an increase of $11.7 million over expenditures made in the first half of fiscal 1995. The Company continues to upgrade its fleet of rigs by adding equipment such as top drives and additional rig power to selected rigs. Management currently forecasts capital expenditures for fiscal 1996 to be approximately $32.0 million. In the event the Company obtains additional contracts that require the purchase or construction of new or specialized rigs, or significant modifications to existing rigs, capital expenditures could increase further. Any significant increase in capital expenditures would be subject to any restrictions imposed on the Company as specified below.

     The Company has a credit agreement with a bank which provides for a $7.5 million revolving credit facility through May 31, 1996 (the "Agreement"). The Company is in the process of replacing this credit facility with an agreement having similar terms. The entire $7.5 million was available for drawdown as of February 29, 1996. The Agreement contains restrictions on annual capital expenditures and certain senior and subordinated indebtedness which can be incurred by Parker Drilling Company and certain subsidiaries designated in the agreement. These designated subsidiaries comprise the operating subsidiaries through which the Company performs the majority of its drilling operations. The credit facility also limits payment of dividends on the Company's common stock to the lesser of 40 percent of consolidated net income for the preceding fiscal year, or $2.6 million. The remaining subsidiaries of the Company are not a party to the Agreement and are able to make capital expenditures with independent financing from lenders that have no recourse to Parker Drilling Company and the designated subsidiaries, subject only to an overall limitation of indebtedness.

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

                                               PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders

          The Annual Meeting of Stockholders of the Company was held on December 13, 1995.

          The stockholders voted to elect two Class III directors to the Company's Board of Directors as follows:

                                                   Authority                Broker
            Directors           For       Against  Withheld   Abstentions  Non-Votes
            ---------           ---       -------  --------   -----------  ---------
          Robert L. Parker      50,632,198      -     1,165,738       -          -
          Robert L. Parker Jr.  50,643,630      -     1,154,306       -          -


          The stockholders voted to ratify the appointment of Coopers & Lybrand as independent accountants for Parker Drilling Company for the fiscal year ending August 31, 1996. The votes were cast as follows:


                                       Authority                      Broker
               For         Against     Withheld      Abstentions     Non-Votes
               ---         -------     --------      -----------     ---------
            51,385,478     302,308        -            110,150          -



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
                                                                   Page

     Exhibit 15 Letter re Unaudited Interim Financial Information   12

     Exhibit 27 Financial Data Schedule (EDGAR version only)

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended February 29, 1996.

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


Date:  April 12, 1996


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