Form 10-Q
period 1996-05-31
PARKER DRILLING CO /DE/
filed 1996-07-15
CIK 76321

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

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996

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

     As of June 30, 1996, 56,235,774 common shares were outstanding.

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                               PARKER DRILLING COMPANY

                                        INDEX

Part I.  Financial Information                                     Page No.

      Consolidated Condensed Balance Sheets (Unaudited) -
        May 31, 1996 and August 31, 1995                              2

      Consolidated Condensed Statements of Operations (Unaudited) -
        Three and Nine Months Ended May 31, 1996 and
        May 31, 1995                                                  3

      Consolidated Condensed Statements of Cash Flows (Unaudited) -
        Three and Nine Months Ended May 31, 1996 and                  4
        May 31, 1995

      Notes to Unaudited Consolidated Condensed
        Financial Statements                                          5

      Report of Review by Independent Accountants                     7

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         8 - 10


Part II.  Other Information

      Item 6, Exhibits and Reports on Form 8-K                       11

      Signatures                                                     12

      Exhibit 10(a) Credit Agreement, dated as of
        April 9, 1996, between Parker Drilling Company and Bank of Oklahoma, N.A.

      Exhibit 15, Letter Re Unaudited Interim
        Financial Information


      Exhibit 27, Financial Data Schedule (EDGAR version only)


                        PART 1.  FINANCIAL INFORMATION

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)
                                                     May 31,       Aug. 31,
                                                      1996          1995
                                                    --------       --------
                              ASSETS
                              ------
Current assets:
  Cash and cash equivalents                         $ 10,854       $ 20,752
  Other short-term investments                         4,068          1,372
  Accounts and notes receivable                       36,718         39,578
  Rig materials and supplies                          10,061         11,532
  Other current assets                                 7,904          5,146
                                                    --------       --------
      Total current assets                            69,605         78,380

Property, plant and equipment less accumulated
 depreciation, depletion and amortization of
 $369,371 at May 31, 1996, and $432,360
 at August 31, 1995                                  124,203        122,258

Other noncurrent assets                               27,568         16,321
                                                    --------       --------
      Total assets                                  $221,376       $216,959
                                                    --------       --------
                                                    --------       --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
  Current portion of long-term debt                 $    289       $    289
  Accounts payable and accrued liabilities            13,931         16,940
  Accrued income taxes                                 6,303          5,109
                                                    --------       --------
      Total current liabilities                       20,523         22,338
                                                    --------       --------

Long-term debt                                         1,463          1,748
                                                    --------       --------
Other long-term liabilities                            6,559          5,953
                                                    --------       --------
Common stock, $.16 2/3 par value                       9,371          9,287
Capital in excess of par value                       207,258        205,310
Retained earnings (accumulated deficit)              (21,843)       (24,391)
Other                                                 (1,955)        (3,286)
                                                    --------       --------
      Total stockholders' equity                     192,831        186,920
                                                    --------       --------

      Total liabilities and stockholders' equity    $221,376       $216,959
                                                    --------       --------
                                                    --------       --------

    See accompanying notes to consolidated condensed financial statements.


                                     - 2 -

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                Three Months Ended      Nine Months Ended
                                      May 31,                May 31,
                                -------------------    --------------------
                                 1996        1995        1996        1995
                                -------     -------    --------     -------
Revenue:
 Drilling contracts             $33,986     $42,193    $112,266    $111,973
 Other                            1,012       1,066       3,371       3,307
                                -------     -------    --------    --------
    Gross operating revenue      34,998      43,259     115,637     115,280
                                -------     -------    --------    --------
 Operating expense:
 Drilling                        23,000      31,023      76,987      82,890
 Other                            1,216       1,114       4,036       3,779
 Depreciation, depletion and
   amortization                   5,216       5,456      15,928      16,382
 General and administrative       5,977       4,650      16,605      14,805
                                -------     -------    --------    --------
                                 35,409      42,243     113,556     117,856
                                -------     -------    --------    --------
Operating income (loss)            (411)      1,016       2,081      (2,576)
                                -------     -------    --------    --------
Other income and (expense):
 Interest expense                   (34)        (27)        (87)        (62)
 Interest income                    312         327       1,011         904
 Other income (expense) - net     1,233       1,694       3,108       4,975
                                -------     -------    --------    --------
                                  1,511       1,994       4,032       5,817
                                -------     -------    --------    --------
Income before income taxes        1,100       3,010       6,113       3,241
                                -------     -------    --------    --------

Income tax expense                  790         960       3,565       2,215
                                -------     -------    --------    --------
Net income (loss)                   310       2,050       2,548       1,026
                                -------     -------    --------    --------

Earnings (loss) per share,
 primary and fully diluted      $   .01     $   .04    $    .05     $   .02
                                -------     -------    --------    --------
                                -------     -------    --------    --------
Number of common shares used
 in computing earnings (loss)
 per share:

   Primary                    56,251,437  55,206,365  56,014,726  55,010,970
                              ----------  ----------  ----------  ----------
                              ----------  ----------  ----------  ----------

   Fully diluted              56,290,118  55,389,837  56,219,680  55,183,989
                              ----------  ----------  ----------  ----------
                              ----------  ----------  ----------  ----------


    See accompanying notes to consolidated condensed financial statements.


                                     - 3 -

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                            (Dollars in Thousands)
                                  (Unaudited)
                                                        Nine Months Ended
                                                             May 31,
                                                       --------------------
                                                          1996        1995
                                                        -------        -------
Cash flows from operating activities:
  Net income (loss)                                     $ 2,548     $ 1,026
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation, depletion and amortization           15,928      16,382
      Expenses not requiring cash                         1,519         389
      Change in operating assets and liabilities         (3,678)     (1,755)
      Other-net                                          (2,587)     (3,051)
                                                        -------        -------
    Net cash provided by operating activities            13,730      12,991
                                                        -------        -------
Cash flows from investing activities:
  Capital expenditures                                  (26,359)    (12,992)
  Proceeds from the sale of equipment                     5,377       6,198
  Decrease (increase) in short-term
   investments                                           (2,696)     (2,315)
  Other-net                                              (1,136)        121
                                                        -------        -------
    Net cash provided (used) by investing
      activities                                        (24,814)     (8,988)
                                                        -------        -------
Cash flows from financing activities:
  Proceeds from exercise of stock warrants                1,552         -
  Other                                                    (366)       (226)
                                                        -------        -------
    Net cash provided (used) by financing
      activities                                          1,186        (226)
                                                        -------        -------

Net change in cash and cash equivalents                  (9,898)      3,777

Cash and cash equivalents at
  beginning of period                                    20,752      10,660
                                                        -------        -------
Cash and cash equivalents at
  end of period                                         $10,854     $14,437
                                                        -------        -------
                                                        -------     -------
Supplemental disclosure:
  Interest paid                                         $   120     $     2
  Taxes paid                                            $ 2,556     $ 2,248

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


                                     - 4 -

                   PARKER DRILLING COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of May 31, 1996 and August 31, 1995, (2) the results of operations for the three and nine months ended May 31, 1996 and May 31, 1995, and (3) cash flows for the nine months ended May 31, 1996 and May 31, 1995. Results for the nine months ended May 31, 1996, are not necessarily indicative of the results which will be realized for the year ending August 31, 1996. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended August 31, 1995.

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

3. In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" was issued. The statement establishes accounting standards for the impairment of long-lived assets, such as the Company's drilling, transportation and other equipment and will be effective for the Company beginning with the year ending August 31, 1997. The Company does not believe the new standard will have a material effect on the Company's financial position or results of operations.

    In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" was issued. The statement requires the computation of compensation for grants of stock, stock options and other equity instruments issued to employees based on fair value. The compensation calculated is to be either recorded as an expense in the financial statements or, alternatively, disclosed. The Company anticipates it will elect the disclosure method of complying with the new standard. Under the provisions of the new statement, it is anticipated pro forma net income to be disclosed will be lower than net income reported in the financial statements.

Legal Proceedings

4. A judgment in the amount of $4,860,000 was entered against a subsidiary of the Company by a judge of the First Civil Specialized Court in Maynas, Peru on May 10, 1996. The judgment was based on a claim by former union employees of the Company's subsidiary alleging that such subsidiary impaired their employment opportunities with that subsidiary and other employers. The Company disputes the basis for the claim and the judgment and has appealed the decision. Because the Company believes there was a lack of evidence and irregularities in the proceedings, the Company also intends to seek to overturn the decision through other appropriate proceedings. The original complaint requested damages in the amount of $22,680,000, and the plaintiffs' right to seek additional damages in excess of the judgment by concurring in the appeal expires July 16, 1996. The plaintiffs have not filed a claim for interest in the proceeding but could initiate a separate proceeding for interest at a later date if the judgment is affirmed. Any execution of a final judgment against the subsidiary will have to be initiated in the United States or other countries in which the subsidiary has assets or conducts business as such subsidiary no longer holds assets or conducts business in Peru. While the Company does not believe that the judgment will have a material adverse effect on its financial condition, results of operations or its operations in South America, there can be no assurance at this time that a final judgment or judgments will not be entered against the Company's subsidiary in excess of the original judgment.

                       Report of Independent Accountants



To the Board of Directors and Shareholders
Parker Drilling Company

   We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of May 31, 1996, and the related consolidated condensed statements of operations for the three and nine month periods ended May 31, 1996 and May 31, 1995 and consolidated condensed statements of cash flows for the nine month periods ended May 31, 1996 and May 31, 1995. These financial statements are the responsibility of the Company's management.

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



Tulsa, Oklahoma
July 15, 1996

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Third Quarter of Fiscal 1996 Compared with Third Quarter of Fiscal 1995

   The Company recorded net income of $.3 million in the third quarter of fiscal 1996 compared to net income of $2.0 million in the third quarter of fiscal 1995. This year's third quarter results were impacted by severance payments for personnel reductions, temporary reductions in revenue while certain rigs are being upgraded and completion of contracts on other rigs.

   Total drilling revenue decreased $8.2 million in the third quarter of this year from $42.2 million to $34.0 million due in part to lower revenue in the Latin America region. Last year's third quarter revenue included $3.7 million from southern Argentina operations which were subsequently terminated when the Company decided to sell the six rigs and ancillary equipment located in this market. In other Latin America operations, revenue decreased $4.2 million primarily due to mobilization fees recorded last year and the temporary reduction in revenue as three rigs were modified and upgraded in Colombia. These rigs have re-commenced operations.

   In the Asia Pacific region, revenue decreased $1.4 million due to the completion of contracts in New Zealand, Pakistan and the Philippines. The reduced revenue in these areas was offset somewhat by additional rig utilization in Papua New Guinea, including one rig that was modified and resumed working in the third quarter, and a contract in Vietnam that began in the second quarter of this year. Revenue from U.S. operations increased $.9 million principally due to the relocation of several rigs in the Lower 48 states to the Gulf Coast region where day rates are higher.

   Although total drilling revenue decreased $8.2 million, the drilling margin decreased only $.2 million. The drilling margin as a percentage of drilling revenue increased from 26% last year to 32% this year. Contributing to the improvement in drilling margin percentage were the termination of low-margin operations in southern Argentina, higher rig utilization in Papua New Guinea where margins are better and improved margins on the three upgraded rigs in Colombia.

   General and administrative expense increased $1.3 million primarily due to one-time expenses associated with personnel reductions. Other income (expense) - net decreased $.5 million due to fewer gains on sales of assets recorded in this year's third quarter.

   The oversupply of rigs that has been prevalent in the U.S. market has allowed oil companies to demand rigs equipped with more sophisticated equipment such as diesel-electric power and/or top-drive systems. Consequently, during the third quarter the Company decided to remove 22 of its mechanical rigs from its U.S. rig fleet of 39 rigs and place them on the market for sale. It is anticipated that this sale will be substantially completed in the fourth quarter of fiscal year 1996.

- ---------------------------------

First Nine Months of Fiscal 1996 Compared with First Nine Months of Fiscal
1995

   The Company recorded net income of $2.5 million for the first nine months of fiscal 1996 as compared to $1.0 million for the same period last year. Higher drilling margins were somewhat offset by one-time expenses associated with personnel reductions and a reduction in other income.

   Drilling revenue of $112.3 million for the first nine months of fiscal 1996 was $.3 million higher than last year. Increased revenue from the Asia Pacific and U.S. operations offset the loss of revenue due to the termination of operations in southern Argentina.

   In the Asia Pacific region, revenue increased $6.4 million as reduced revenue due to completed contracts in New Zealand, Philippines and Pakistan was more than offset by increased rig utilization in Papua New Guinea. Revenue increased $5.5 million in the U.S. due to Rig 245 operating in Alaska for the entire nine months this year coupled with the relocation of several rigs in the Lower 48 states to the Gulf Coast region where day rates are higher.

   Although revenue was nearly the same as last year, the profit margin increased by $6.2 million. The lower-margin revenue generated by the terminated southern Argentina operations was replaced by revenue from more profitable operations, particularly Papua New Guinea. Additionally, the Company benefited from improved margins on the three upgraded rigs which resumed work in Colombia.

   The increase in general and administrative expense was primarily attributable to severance payments for personnel reductions. Of the $1.9 million decrease in other income, $1.5 million was due to the reversal in fiscal 1995 of a prior year's foreign currency accrual.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

   Working capital of the Company was $49.1 million as of May 31, 1996, and $56.0 million as of August 31, 1995. Cash and short-term investments comprised $14.9 million and $22.1 million of working capital on these respective dates. Sources of cash for the first nine months of fiscal 1996 included cash generated from operations of $13.7 million, proceeds of $5.4 million from the sale of property, plant and equipment and $1.6 million received upon the exercise of stock warrants.

   Capital expenditures for the first nine months of fiscal 1996 were $26.4 million, which were primarily related to upgrading and modifying rigs in connection with international contracts. The Company is pursuing new drilling projects in its existing markets, as well as in new markets such as Venezuela and Algeria, that would require capital expenditures in excess of $75 million over the next several years for upgrades to existing rigs and/or acquisitions of new rigs. Of such amount, the Company is currently committed over the next six to nine months to spending approximately $22 million for upgrades to two rigs in Papua New Guinea, three rigs in Peru and four rigs in Indonesia and for other ancillary capital expenditures. Any significant increase in capital expenditures would be subject to restrictions contained in the Company bank credit facility as specified below.

- -------------------------------


   In order to have capital available to take advantage of these and other contract opportunities and for other general corporate purposes including, but not limited to, the acquisition of oil service related businesses, on July 11, 1996, the Company sold 9,050,000 shares of Common Stock raising $48.5 million of net proceeds.

   The Company has entered into a $15.0 million bank revolving credit and letter of credit facility which expires on April 19, 1999 (the "Agreement"). At May 31, 1996, the Company had letters of credit totaling $10.4 million outstanding under the Agreement. The Agreement contains restrictions on annual capital expenditures and the issuance of certain senior and subordinated indebtedness which can be incurred by the Company and certain operating subsidiaries designated in the Agreement through which the Company performs the majority of its drilling operations. The Agreement also limits payment of dividends on Common Stock and requires the Company to maintain certain financial ratios. The remaining subsidiaries of the Company are not a party to the Agreement and are able to make capital expenditures with independent financing from lenders that have no recourse to the Company and the designated subsidiaries, subject only to an overall limitation of indebtedness. The restrictions in the Agreement are not anticipated to restrict growth or investment opportunities in the foreseeable future.

   Management believes that the current level of cash and short-term investments, together with cash generated from operations and the net proceeds from the sale of Common Stock subsequent to May 31, should be sufficient to meet the Company's immediate capital needs as well as capital required in connection with additional contracts which the Company is currently bidding. Should further opportunities for growth requiring additional capital arise, the Company believes it would be able to satisfy these needs through a combination of cash generated from operations, borrowings under the bank credit agreement and long-term debt financing.

                             PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
                                                                   Page

     Exhibit 10 (a) Credit Agreement, dated as of April 9, 1996, between Parker Drilling Company and Bank of Oklahoma, N.A.

     Exhibit 15 Letter re Unaudited Interim Financial Information

     Exhibit 27 Financial Data Schedule (EDGAR version only)

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the nine months ended May 31, 1996.

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


Date:  July 15, 1996


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