Form 10-K
period 1996-08-31
PARKER DRILLING CO /DE/
filed 1996-10-21
CIK 76321

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                       ---------------------
                             FORM 10-K
(Mark One)             ---------------------
    /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             FOR THE FISCAL YEAR ENDED AUGUST 31, 1996

    / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                     TO
                               ------------------    ------------------
            COMMISSION FILE NUMBER  1-7573

                      PARKER DRILLING COMPANY
       (Exact name of registrant as specified in its charter)

        Delaware                                   73-0618660
-------------------------------      ------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

  Parker Building, Eight East Third Street, Tulsa, Oklahoma  74103
  -----------------------------------------------------------------
  (Address of principal executive offices)              (zip code)

 Registrant's telephone number, including area code (918) 585-8221
 ------------------------------------------------------------------
Securities registered pursuant
to Section 12(b) of the Act:
         N/A                  Name of each exchange on which registered:
---------------------------   ------------------------------------------
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
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     As of September 30, 1996, 65,338,975 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was $381.3 million.
                                     Documents Incorporated by Reference

Part III, Items 10 through 13       Portions of the Company's definitive Proxy
                                    Statement in connection with its Annual
                                    Meeting to be held December 18, 1996



                              TABLE OF CONTENTS


                                    PART I

                                                                          PAGE
Item 1.     Business                                                        1
Item 2.     Properties                                                     10
Item 3.     Legal Proceedings                                              11
Item 4.     Submission of Matters to a Vote of Security Holders            11



                                   PART II

Item 5.     Market for Registrant's Common Stock and
             Related Stockholder Matters                                   12
Item 6.     Selected Financial Data                                        12
Item 7.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 13
Item 8.     Financial Statements and Supplementary Data                    22
Item 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                           43



                                   PART III

Item 10.    Directors and Executive Officers of the Registrant             43
Item 11.    Executive Compensation                                         43
Item 12.    Security Ownership of Certain Beneficial Owners
             and Management                                                44
Item 13.    Certain Relationships and Related Transactions                 44



                                   PART IV

Item 14.    Exhibits, Financial Statement Schedule and
             Reports on Form 8-K                                           44
            Signatures                                                     48

                                    PART I

Item 1. BUSINESS

     Parker Drilling Company is a contract drilling company that was incorporated in the state of Oklahoma in 1954 after having been established in 1934 by its founder Gifford C. Parker. The founder was the father of Robert
L. Parker, the chairman and a principal stockholder, and the grandfather of Robert L. Parker Jr., president and chief executive officer. In March 1976, the state of incorporation of the Company was changed to Delaware through the merger of the Oklahoma corporation into its wholly owned subsidiary Parker Drilling Company, a Delaware corporation. Unless otherwise indicated, the term "Company" refers to Parker Drilling Company together with its subsidiaries and "Parker Drilling" refers solely to the parent, Parker Drilling Company.

     The Company is a leading provider of land contract drilling services on a worldwide basis to major, independent and foreign national oil companies. Since its inception in 1934, the Company has provided drilling services throughout the United States and 46 foreign countries, giving it the broadest geographical representation of any land drilling contractor. Currently, the Company has 46 international rigs in 13 countries and 17 rigs in the United States. The Company specializes in the drilling of deep and difficult wells and drilling in remote and harsh environments. The Company also has the capability to provide a range of services that are ancillary to its principal drilling services, including engineering, logistics and construction, as well as various types of project management.

     On September 14, 1996 the Company signed a definitive agreement to acquire Mallard Bay Drilling, Inc. Mallard owns 47 rigs, the majority of which are barge and platform rigs that operate primarily in the shallow coastal and offshore waters of the Gulf Coast of the U.S. It also has significant international operations utilizing barge rigs in Nigeria, platform rigs in Peru and land rigs in Argentina.

     On October 7, 1996 the Company signed an agreement to acquire Quail Tools, Inc. Quail is a leading provider of specialized rental tools for drilling, workover, completion and recompletion operations in the offshore Gulf of Mexico and Gulf Coast land areas.

     The Company anticipates closing both transactions in November 1996 (see
Item 1. Business - Pending Acquisitions).

International Land Drilling Operations

     The Company's international land drilling operations are focused primarily in South America and the Asia Pacific region, where the Company specializes in drilling that requires equipment specially designed to be transported by helicopter, water or other all-terrain vehicles into remote access areas such as jungle, mountainside or desert locations. Management believes that the Company's 23 heli-rigs, with technologically advanced pumps and power generation systems that are capable of drilling difficult wells in excess of 15,000 feet, have established the Company as the dominant operator in the heli-rig market, with a 75% worldwide market share. The Company traditionally has been a pioneer in "frontier areas" and is currently working for operators in the countries of China, Russia, Kazakstan and Vietnam.

     In recent years, many major and independent oil companies have directed a greater portion of their exploration budgets to foreign markets. This is particularly true in South America and the Asia Pacific region, where the demand for land rigs has increased significantly. The Company has benefitted from this trend due to its long-standing presence in these markets and has been able to deploy rigs under longer term contracts at higher dayrates and operating margins that domestic operations. Management believes that the demand for drilling services in international markets will continue to grow as demand for oil and gas increases and countries dependent on oil and gas revenues seek to increase their production. The Company intends to capitalize on its global presence and substantial international experience to pursue growth opportunities in both current and developing markets.

     International markets differ from the domestic market in terms of competition, nature of customers, equipment and experience requirements. The majority of international drilling markets have the following characteristics:
(i) a small number of competitors; (ii) customers who are major, large independent or foreign national oil companies; (iii) drilling programs in remote locations requiring drilling equipment with a large inventory of spare parts and often other ancillary equipment; and (iv) drilling of difficult wells requiring considerable experience.

     South America. The Company currently has 20 rigs located in the South American drilling markets of Colombia, Argentina and Peru. The Company's rigs have been upgraded to meet the demands of deep, difficult drilling in these areas. Most of these rigs are currently under contract to major or national oil companies with attractive dayrates. The Company anticipates it will continue to relocate rigs to the South American market to meet increased demand for drilling in such countries as Colombia, Argentina, Peru and Venezuela.

     Asia Pacific Region. The Company operates 15 of its fleet of 23 helicopter transportable rigs in the Asia Pacific region due to the remoteness of the mountainside and jungle drilling performed in this region. This region also contains all of the Company's present geothermal operations. The Company entered the Philippine geothermal market in 1993 and Indonesia in 1995. In 1996, the Company became the first land drilling contractor to enter the Vietnam market subsequent to the liberalization of Vietnam's trading policy and the lifting of restrictions on doing business with Vietnam. Also in 1996, the Company formed an alliance with the national drilling company in China, pursuant to which the Company will provide project management assistance and rig supervisory personnel to western oil companies in conjunction with the Company's Chinese partner. The Company has the longest presence of any foreign drilling contractor in China, beginning with its first contract in 1980.

     Africa and the Former Soviet Union. Seven of the Company's rigs are currently located in the markets of Africa and the former Soviet Union. After becoming the first western drilling contractor to enter the markets of the former Soviet Union in 1991, expansion of the Company's business in this region has been hampered by bureaucratic inefficiencies, constantly changing tax and other laws and political issues that have retarded the investment of capital by major and large independent oil companies in the former Soviet Union. The Company anticipates that the recently announced agreement regarding the pipeline to be built to accommodate incremental production from the Tengiz field in Kazakstan will increase exploration efforts in this region; however, drilling may be delayed pending resolution of technical, logistical and other issues.

     Domestic Land Drilling Operations

     In the United States, the Company operates onshore rigs in the Gulf Coast, Rocky Mountain and Mid-Continent regions and the arctic region of Alaska. Within the lower 48 states, the Company traditionally has specialized in the drilling of deep gas wells, often in excess of 20,000 feet. The U.S. land drilling market is highly fragmented, with numerous competitors and an oversupply of rigs. During the past few years, this market has undergone significant consolidation; however, rig supply continues to exceed rig demand, which has resulted in depressed dayrates. The oversupply of rigs is especially prevalent in the market for mechanical rigs.

     During the fourth quarter of fiscal 1996, the Company sold 22 mechanical rigs from its domestic fleet. Of the Company's remaining 17 domestic rigs, 15 are SCR electric, two are equipped with top drive units and 16 are capable of drilling in excess of 15,000 feet. Traditionally, the Company has differentiated itself from its domestic competitors by specializing in the drilling of deep and difficult wells.

     Specialty Land Drilling Services

     Helicopter Transportable Rigs. The Company specializes in difficult wells and drilling in remote areas and harsh environments, primarily in international locations. A significant factor contributing to the Company's success in obtaining drilling contracts in remote areas is the use of rigs that are transportable by air, land and water. These rigs have been specially designed and constructed by the Company for quick assembly and disassembly under the proprietary designations "Heli-Hoist" (Registered Trademark) rig, Transportable By Anything (Registered Trademark) ("TBA") (Registered Trademark) rig and All-Terrain ("AT2000E") (Registered Trademark) rig. Management believes that the Company's 23 helicopter transportable rigs comprise approximately 75% of the operational helicopter transportable rigs worldwide. The Heli-Hoist (Registered Trademark), TBA (Registered Trademark) and AT2000E (Registered Trademark) rigs allow the Company to perform drilling operations in remote and otherwise inaccessible locations such as jungle areas, mountainous areas and offshore platforms.

     Deep Drilling. During the U.S. drilling boom of the late 1970s and early 1980s, the Company developed its specialty of deep difficult drilling, primarily in the Anadarko Basin of Western Oklahoma and the Overthrust Region in the Rocky Mountains. The majority of the expansion of the Company's domestic fleet was built around this deep gas drilling, during which time the Company established several drilling depth records approaching 30,000 feet. The Company's largest drilling rig is rated in excess of 30,000 feet.

     During the last several years, drilling activity has shifted from domestic deep gas drilling to international deep oil and gas drilling. While international deep drilling is generally in the range of 15,000 feet to 20,000 feet as opposed to the domestic deep drilling which often exceeded 20,000 feet, the Company has benefitted in the international arena from the development of this expertise, particularly in the deep drilling markets of the Cusiana and Cupiagua fields of Colombia and in northern Argentina.

     Arctic Drilling. The Company has been one of the pioneers in arctic drilling conditions and continues to offer new technology to meet the demand for increased drilling in an ecologically sensitive manner. The Company's most recent development has been the introduction of a self-contained mobile drilling unit capable of being moved in one unit by giant "crawlers" similar to the system used to move rocket thrusters for the space program. The environmentally sensitive rig also has a complete closed-loop mud system and cuttings processing system that eliminate the need for mud pits.

     Geothermal Drilling. The Company also has developed expertise in the area of geothermal drilling. Geothermal operations involve drilling into a pocket of geothermal energy, tapping the source of this energy in the form of steam, hot water or hot rocks and converting this heat into usable forms of energy. The market for geothermal drilling is expanding into several areas of the world, including the Philippines, New Zealand and Indonesia, as various countries elect to access this alternative form of energy.


                               OTHER OPERATIONS

     Parker Technology, Inc. ("Partech") (Registered Trademark), a wholly owned subsidiary of the Company, is a drilling equipment and manufacturing concern which gives the Company the ability to design, construct and modify rigs to meet its own unique needs and, to a lesser extent, to construct rigs and components for other customers. Partech (Registered Trademark) successfully designed and built the first drilling rig in its AT2000E (Registered Trademark) series of heli-rigs in 1989. This all-electric rig series features a proprietary design that provides for additional power and drilling capacity in remote locations. In fiscal years 1996, 1995 and 1994, its operations accounted for less than 10 percent of the Company's total revenue.

                             PENDING ACQUISITIONS

The Mallard Acquisition

     On September 14, 1996, the Company executed a definitive agreement with Energy Ventures, Inc. ("EVI") to acquire all of the stock of EVI's wholly owned subsidiary, Mallard Bay Drilling, Inc. ("Mallard") and certain related operations. The consideration for the Mallard Acquisition is $338 million, consisting of $313 million in cash, subject to adjustment for changes in Mallard's net assets prior to closing, and $25 million in shares of the Company's convertible preferred stock. The number of shares of convertible preferred stock to be issued will be determined based upon the closing price of the Company's common stock for the ten trading days ending two trading days before the closing of the Mallard Acquisition. The shares of convertible preferred stock will automatically be converted into shares of common stock of the Company upon approval by the stockholders of the Company of an amendment to its Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 70,000,000 to 120,000,000 at the annual shareholders' meeting of the Company in December 1996. The Company will grant EVI certain registration rights for the shares of common stock issuable upon conversion of the preferred shares. If the approval of the Company's stockholders of the amendment is not obtained by January 31, 1997, the Company is obligated to redeem the convertible preferred stock for $25 million, plus an 8% dividend that accrues from the date of issuance.

     The agreement relating to the Mallard Acquisition contains certain customary representations and warranties from EVI relating to the business and operations of Mallard, including representations and warranties as to Mallard's financial statements, statements in EVI's commission filings relating to Mallard's business and financial results, the absence of material changes in Mallard's business, compliance with laws, title to property, litigation, employee benefit matters, taxes and environmental matters. The representations and warranties relating to environmental matters survive for one year after closing and the representations and warranties relating to employee benefits and taxes survive until after the expiration of the applicable statute of limitations. The other representations and warranties in the Mallard agreement do not survive the closing of the Mallard Acquisition.

     Mallard owns 47 rigs, the majority of which are barge and platform rigs that operate primarily in the shallow coastal and offshore waters of the Gulf Coast of the U.S. It also has significant international operations utilizing barge rigs in Nigeria, platform rigs in Peru and land rigs in Argentina.

     Mallard's barge drilling and workover operations are concentrated in the shallow coastal waters of the Gulf of Mexico and Nigeria, where conventional jackup rigs typically are unable to operate. Mallard is the second-largest drilling contractor in the Gulf of Mexico barge market, with 15 drilling and 15 workover barges, most of which have been upgraded or refurbished since 1990. Mallard's international barge fleet is concentrated in the shallow coastal waters of Nigeria, where it is the leading barge drilling contractor with three deep drilling barges currently under contract and a fourth being upgraded to commence operations in January 1997.

     Mallard has six platform rigs, three of which are located in the Gulf of Mexico, two of which are located in Peru and one of which is located in Thailand. In addition, one shallow water workover jackup rig is located in the Gulf of Mexico. One platform rig in the Gulf of Mexico has been refurbished to incorporate a modular self-erecting system that significantly improves the efficiency of rigging up and rigging down on platforms.

     The closing of the Mallard Acquisition is subject to the Company's financing of the cash portion of the purchase price and certain other customary closing conditions. The closing of the Mallard Acquisition is a condition to, and will occur concurrently with, the sale of the Senior Notes and the closing of the Senior Credit Facility (see "LIQUIDITY AND CAPITAL RESOURCES"). In the event EVI terminates the agreement relating to the Mallard Acquisition because the Company has failed to obtain the necessary financing of the cash portion of the purchase price before January 31, 1997, the Company must pay $6.25 million to EVI.


The Quail Acquisition

     On October 7, 1996, the Company entered into an agreement to acquire all of the stock of Quail for $65 million in cash. The purchase price is subject to adjustment for changes in Quail's net assets prior to closing. The agreement relating to the Quail Acquisition contains certain customary representations and warranties from the stockholders of Quail, including representations and warranties as to Quail's financial statements, the absence of material changes in Quail's business, title to and condition of Quail's property, the absence of undisclosed liabilities or litigation, compliance with laws, employee benefits, taxes and environmental matters. The representations and warranties in the Quail agreement survive for one year after closing, except for certain representations and agreements relating to taxes and employee benefit matters which survive for four years after closing. The closing of the Quail Acquisition is subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and certain other customary closing conditions. Either party can terminate the agreement if the transaction is not closed on or before November 30, 1996. The closing of the Quail Acquisition is a condition to, and will occur concurrently with, the sale of the Senior Notes and the closing of the Senior Credit Facility.

     Quail rents specialized equipment utilized in difficult well drilling, production and workover applications. Quail offers a full line of drill pipe, drill collars, tubing, high- and low-pressure blowout preventers and manifolds, casing scrapers and cement and junk mills. Approximately 85% of Quail's equipment is utilized in offshore and coastal water operations.

                                  CUSTOMERS

     The Company believes it has developed an international reputation for providing efficient, quality drilling services. A key for advancing the Company's business strategy is maintaining and developing relationships and strategic alliances with its customers. An increasing number of the Company's customers have been seeking to establish exploration or development drilling programs based on partnering relationships or alliances with a limited number of preferred drilling contractors. Such relationships or alliances can result in longer term work and higher efficiencies that increase profitability for drilling contractors at a lower overall well cost for oil companies. The Company is currently a preferred contractor for operators in certain domestic and international locations, which management believes is a result of the Company's quality service and experience.

     The Company's drilling customer base consists of major, independent and foreign national oil and gas companies. The Company's 20 largest customers accounted for approximately 89% of total revenue during fiscal 1996. During 1996, two customers accounted for approximately 19% and 18% of total revenue. During 1995, two customers accounted for approximately 22% and 13% of total revenue. In fiscal 1994, three customers accounted for approximately 14%, 12% and 11% of total revenue.

                                  CONTRACTS

     The Company generally obtains drilling contracts through competitive bidding. Under most contracts the Company is paid a daily fee, or dayrate. The dayrate received is based on several factors, including: type of equipment, services and personnel furnished; investment required to perform the contract; location of the well; term of the contract; and competitive market forces. Meterage rate contracts are occasionally accepted in which the Company is paid a rate per meter drilled upon reaching a specified depth.

     The Company generally receives a lump sum fee to move its equipment to the drilling site, which in most cases approximates the cost incurred by the Company. Domestic contracts are generally for one well, while international contracts are more likely to be for multi-well programs. The Company continues to obtain contracts under which the Company provides drilling engineering and integrated project management services. The Company provides drilling project services ranging from well design and engineering expertise to site preparation and road construction in an effort to help customers eliminate or reduce management overhead which would otherwise be necessary to supervise such services.

     While oil and gas exploration efforts have remained stable or increased in many areas outside the United States, domestic drilling programs have remained relatively depressed. Dayrates on domestic contracts currently cover cash operating costs and local overhead but provide minimal cash profit margins. The Company has redeployed six of its domestic rigs to the active Gulf Coast Market where dayrates and profit margins are more attractive. International dayrates and profit margins continue to be more favorable than those for domestic operations. Because of the difficult remote drilling sites encountered internationally, specialized equipment is often required, sometimes resulting in additional modification or construction costs which are generally offset by favorable dayrates for the Company. Substantially all the international contracts provide for payment in U.S. dollars, with a minimum local currency portion to cover local expenditures.


                                 COMPETITION

     The land drilling market is highly competitive, reflecting the continuing oversupply of drilling rigs, although this oversupply is more pronounced in shallow domestic than deep domestic and international markets. Drilling contracts are generally awarded on a competitive bid basis and, while an operator may consider factors such as quality of service and type and location of equipment as well as the ability to provide ancillary services, price is generally the primary factor in determining which contractor is awarded a job.

In international markets, experience in operating in certain environments and customer alliances have also been factors in the selection of the Company in certain cases, as well as the Company's patented drilling equipment for remote drilling projects. The Company believes that the market for land drilling contracts will continue to be highly competitive for the foreseeable future because of the worldwide oversupply of drilling rigs. Certain of the Company's competitors have greater financial resources than the Company, which may enable them to better withstand industry downturns, to compete more effectively on the basis of price, to build new rigs or to acquire existing rigs.


                           RESEARCH AND DEVELOPMENT

     In response to the customers' need for reducing the overall drilling costs, the Company is developing a versatile All Terrain Modular (ATM) Rig System. The new series of modular compact components will provide an expandable, upgradeable, concept to fit almost any drilling, transporting, and environmental requirement. The ATM Rig System also will provide some of the latest drilling equipment technology as well as maximum power capabilities for fast, safe, and efficient drilling. Several proprietary designs will make the modular rig system unique in capacity and transportability.

     Twenty-three employees are involved in the Company's research and development activities. The costs associated with the Company's research and development efforts are not significant.

                                  EMPLOYEES

     At August 31, 1996, the Company employed 1,993 persons, down 16% from the
2,360 employed at August 31, 1995.  The following table sets forth the composition of the Company's employees:
                                                          August 31,
                                                      ----------------
                                                       1996       1995
                                                      -----      -----
      International Drilling Operations               1,458      1,840
      Domestic Drilling Operations                      331        309
      Corporate and Other Domestic                      204        211


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

                FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company historically has operated in only one segment, land-based contract drilling services. The Mallard and Quail Acquisitions will significantly diversify the Company's businesses, and will thereby give rise to multi-segment reporting requirements in the future. Information about the Company's land-based contract drilling operations by geographic areas for the three years ended August 31, 1996, is set forth in Note 6 of Notes to Consolidated Financial Statements.

Item 2.  PROPERTIES

     The Company owns and occupies a ten-story building in downtown Tulsa, Oklahoma, as its home office. Additionally, the Company owns and leases office space and operating facilities in various locations, but only to the extent necessary for administrative and operational functions.

     During fiscal 1996, the Company acquired one international rig, retired six rigs in southern Argentina and sold 22 domestic mechanical rigs. The following table shows, as of August 31, 1996, the locations and drilling depth ratings of the Company's remaining 63 rigs:

                                        Drilling Depth Rating in Feet
                                ---------------------------------------------
                                10,000
                                  or                             Over
                                 less   15,000  20,000  25,000  25,000  TOTAL
                                ------  ------  ------  ------  ------  -----
INTERNATIONAL:
  South America                     1       2       9       3       5     20
  Asia Pacific                      4       4       9       2       -     19
  Africa and the Former
   Soviet Union                     3       2       2       -       -      7
                                   --      --      --      --      --     --

Total International                 8       8      20       5       5     46
                                   --      --      --      --      --     --


DOMESTIC:
  Gulf Coast                        -       -       2       -       4      6
  Rocky Mountains                   1       -       3       -       2      6
  Mid-Continent                     -       -       4       -       -      4
  Alaska                            -       -       -       -       1      1
                                   --      --      --      --      --    ---

Total Domestic                      1       -       9       -       7     17
                                   --      --      --      --      --    ---

TOTAL                               9       8      29       5      12     63
                                   --      --      --      --      --    ---
                                   --      --      --      --      --    ---


     The following table sets forth the utilization rates during each of the previous three years. The six southern Argentina rigs and the 22 domestic mechanical rigs have been treated as removed from the rig fleet as of the first day of fiscal 1996. For comparison purposes the domestic and overall utilization numbers for 1995 and 1994 have been restated to remove the 22 domestic rigs. Additionally, fiscal 1994 utilization numbers have been restated to remove 16 domestic rigs that were retired at the end of that year.

                                      Average Utilization
                                      for the Years Ended
                                           August 31,
                                      -------------------
                                       1996   1995   1994
                                      -----   ----   ----
         International Utilization      55%    54%    56%

         Domestic Utilization           56%    46%    45%

         Overall Utilization            55%    52%    53%

Item 3.  LEGAL PROCEEDINGS

     A judgment in the amount of $4,860,000 was entered against a subsidiary of the Company by a judge of the First Civil Specialized Court in Maynas, Peru on May 10, 1996. The judgment was based on a $22,000,000 claim by former union employees of the Company's subsidiary alleging that such subsidiary impaired their employment opportunities with that subsidiary and other employers. The Company disputed the basis for the claim and the judgment and appealed the decision. On or about September 5, 1996, this judgment was declared void by the Superior Court in Iquitos due to procedural irregularities, including the failure to comply with certain due process requirements. Due to these irregularities the case has been remanded to the First Civil Specialized Court and the Plaintiff will be required to submit all its evidence for re-consideration by the Court in accordance with the mandated procedural and due process requirements. While the Company does not believe that the judgment will have a material adverse effect on its financial condition, results of operations or its operations in South America, there can be no assurance that a judgment will not be entered against the Company's subsidiary in a substantial amount.

     The Company is a party in certain other legal proceedings that have resulted from the ordinary conduct of its business. In the opinion of the Company's management, none of these proceedings is expected to have a material adverse effect upon the Company's business, results of operations or financial condition.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to Parker Drilling Company security holders during the fourth quarter of fiscal year 1996.

                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

     Parker Drilling Company common stock is listed for trading on the New
York Stock Exchange under the symbol PKD.  At the close of business on August
31, 1996, there were 3,748 holders of record of Parker Drilling common stock.
Prices on Parker Drilling's common stock for the fiscal years ending August
31, 1996 and 1995, were as follows:

                         Fiscal Year 1996     Fiscal Year 1995
                         ----------------     ----------------
             Quarter      High      Low        High      Low
             -------     ------    ------     ------    ------
             First       $6.375    $4.875     $6.250    $5.000
             Second       6.500     5.000      5.125     4.375
             Third        8.125     5.375      5.625     4.375
             Fourth       7.375     5.250      5.625     4.625



     No dividends have been paid on common stock since February 1987. Restrictions contained in Parker Drilling's existing credit agreement limit the payment of cash dividends to the lesser of 40 percent of consolidated net income for the preceding fiscal year, or $3 million. The Company has no present intention to pay dividends on its common stock in the foreseeable future because of its business plan to reinvest earnings in the Company's operations.


Item 6.  SELECTED FINANCIAL DATA

                   Parker Drilling Company and Subsidiaries
                     (In Thousands Except Per Share Data)

Years Ended August 31,    1996       1995       1994       1993       1992
----------------------------------------------------------------------------

Revenues                $156,652   $157,371   $152,424   $100,801   $123,332


Net income (loss)       $  4,053   $  3,916   $(28,806)  $(10,687)  $(11,166)

Earnings (loss) per
 share, primary and
 fully diluted          $    .07   $    .07   $   (.53)  $   (.20)  $   (.21)

Total assets            $275,959   $216,959   $209,348   $236,342   $245,869
Long-term debt          $  2,794   $  1,748   $    -     $    -     $    142
Redeemable
 preferred stock        $    -     $    -     $    -     $    -     $    157



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK AND OVERVIEW

     The Company's operations and future results will be altered significantly by the pending acquisitions of Mallard and Quail. (See Item 1 Business - Pending Acquisitions.) As a result of the Mallard Acquisition, the Company will become one of the primary barge drilling contractors in the Gulf of Mexico and in Nigeria, markets in which the Company currently does not operate. As a result of the Quail Acquisition, the Company will expand its operations into the complementary rental tool business currently servicing the land and offshore markets of the U.S. Gulf Coast.

     In addition to the substantial revenue growth realized by the increase in size and scope of the Company's operations as a result of these Acquisitions, based on the historical operations of Mallard and Quail, the operating margins of the Company will also increase. Further, the Company's relative percentage of domestic revenue will increase in comparison to its international operations by the incorporation of the new business segments.

     The Acquisitions will also increase the Company's participation in the workover service market, which historically has been characterized by less volatility than the drilling services market. Additionally, because a significant amount of the Company's business as a result of these Acquisitions will be based in the transition zones of the U. S. Gulf Coast, the Company may experience some seasonal variation in its future results. Mallard's business historically has been subject to seasonality with the first two quarters of the calendar year (generally corresponding to the Company's second and third quarters) being less active than the second half of the calendar year. The Company's and Quail's operations generally have not reflected seasonal variation.

     The Acquisitions will be accounted for under the purchase method of accounting. As a result, the assets and liabilities of Mallard and Quail will be recorded at their estimated fair values as of the date the Acquisitions are consummated. The purchase price in excess of the fair value of Mallard's and Quail's assets will be recorded as goodwill and amortized over a 30-year period. Accordingly, the Company's depreciation and amortization will increase significantly in future periods.

     The financings related to the Acquisitions will substantially increase the Company's debt levels. At August 31, 1996, pro forma for the sale of the Notes, borrowings under the Senior Credit Facility and the Acquisitions, the Company would have $382.2 million in total indebtedness, compared with total actual indebtedness of $3.4 million at such date. The substantial increase in debt levels will result in a higher level of interest expense and an increased percentage of the Company's cash flows being used for debt service and may limit the Company's ability to obtain additional financing for future acquisitions or capital expenditures. (See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.)

     For the foregoing reasons, the acquisitions of Mallard and Quail will affect the comparability of the Company's historical results of operations with results in future periods.

                     RESULTS OF OPERATIONS 1996 VS. 1995

     The Company recorded net income of $4.1 million in fiscal 1996 as compared to net income of $3.9 million in fiscal 1995. An improvement in drilling margins in fiscal 1996 was offset by reduced other income and by increased general and administrative expense due primarily to severance costs.

     Drilling revenue decreased $7.9 million in fiscal 1996 due to the termination in late fiscal 1995 of the Company's low-margin southern Argentina operations, which had generated $13.0 million of revenue in fiscal 1995. The Company's overall rig utilization rate increased from 52% in fiscal 1995 to 55% in fiscal 1996. Excluded from the utilization percentages for both years are 22 domestic mechanical rigs sold in the fourth quarter of fiscal 1996.

     South America drilling revenue decreased from $76.1 million in fiscal 1995 to $58.5 million in fiscal 1996, primarily due to the loss of revenue generated in the terminated southern Argentina operations in fiscal 1995. In Colombia, three rigs were refurbished in fiscal 1996 and resumed work under new contracts. The Company had seven rigs under contract in Colombia and two rigs under contract both in northern Argentina and in Peru as of September 30, 1996. Management anticipates additional drilling activity and increased revenue in South America in fiscal 1997. The privatization of Petroperu, Peru's national oil company, and additional acreage leased by outside operators are anticipated to result in additional drilling activity in that country. Drilling activity is expected to remain strong in Colombia in fiscal 1997. Additionally, the Company is exploring the possibility of entering other drilling markets in South America.

     Operations in the Asia Pacific areas generated revenue of $47.9 million in fiscal 1996, an increase of $2.9 million from fiscal 1995. The primary area of increased revenue was Papua New Guinea where the Company experienced a 91% rig utilization rate on its five rigs in fiscal 1996. Additionally, during the second quarter of fiscal 1996 the Company began operating one rig under a contract in Vietnam, a new market for the Company. Revenue decreased in New Zealand, the Philippines and Pakistan because five rigs completed contracts in fiscal 1996. Management anticipates that revenue from the Asia Pacific countries will increase modestly in fiscal 1997, primarily due to increased geothermal drilling on the islands of Java and Sumatra in Indonesia. Two of the Company's rigs were recently redeployed to Indonesia under geothermal drilling contracts, which will require additional management services and technical assistance to be provided by the Company to two Indonesian-owned drilling companies.

     Fiscal 1996 revenue of $8.0 million from operations in Africa, Russia and Kazakstan was nearly the same as fiscal 1995. Management believes these areas have promise for significant expansion of operations; however, much of the future expansion is contingent on the resolution of technical, logistical and political issues in the former Soviet Union.

     The Company's domestic operations generated $30.8 million of drilling revenue in fiscal 1996 as compared to $23.7 million in fiscal 1995. The increase in revenue was attributable to Alaska Rig 245 operating the entire year in fiscal 1996 versus nine months in fiscal 1995 and a 10% increase in utilization days for the rigs in the lower 48 states. The increase in domestic drilling activity occurred primarily in the Tuscaloosa Trend in Louisiana, where the Company deployed three rigs in fiscal 1996 and is currently deploying another rig under a new contract. Six rigs were under contract in Louisiana as of September 30, 1996.

     During the fourth quarter of fiscal 1996, the Company sold 22 mechanical rigs from its domestic rig fleet, leaving 15 SCR electric rigs and two mechanical rigs. At the end of fiscal year 1996, the Company had 13 of its 17 domestic rigs under contract. Management anticipates that revenue from its domestic land operations will increase in fiscal 1997.

     Although worldwide contract drilling revenue decreased $7.9 million in fiscal 1996 versus fiscal 1995, the total drilling margin (drilling revenue less drilling expense) increased $4.3 million over the same period. This increase was attributable to increased utilization of rigs in Papua New Guinea, improved contract margins in Colombia and the termination of the low-margin southern Argentina operations.

     Other revenue increased $7.2 million in fiscal 1996 due to the sale of a rig by the Company's manufacturing subsidiary, Parker Technology, Inc. ("Partech") (Registered Trademark). General and administrative expense increased $2.4 million in fiscal 1996 principally due to non-recurring severance costs associated with a reduction in corporate personnel.

     Other income (expense) decreased $2.0 million due to the reversal in fiscal 1995 of a prior year's foreign currency accrual of $1.5 million and reduced gains on sales of assets in fiscal 1996. The increase in income tax expense was attributable to increased international profits in fiscal 1996.

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

     Drilling revenue increased $5.6 million to $153.1 million in fiscal 1995 from $147.5 million in fiscal 1994, even though international and domestic operating days were nearly the same over each period. An increase in the utilization of larger rigs in northern Argentina and Colombia more than offset decreased utilization of smaller rigs in southern Argentina.

     South America drilling revenue increased $23.4 million in fiscal 1995 when compared with fiscal 1994. In Colombia, revenue increased $13.9 million due primarily to revenue earned by one rig relocated from Indonesia during the year and from a full year of operations by one rig that was added to the rig fleet in fiscal 1994. In addition, several rigs which were either on a standby or stacked status in fiscal 1994 operated all of fiscal 1995. In Argentina, drilling revenue increased $12.6 million as two additional deep rigs, one relocated from the Congo in fiscal 1994 and one relocated from Yemen in fiscal 1995, operated much of the year. Additionally, one rig added to the rig fleet in fiscal 1994 operated all of fiscal 1995 and one rig leased by the Company commenced operations in the fourth quarter of fiscal 1995. During fiscal 1995 and 1994, a number of shallow depth capacity rigs (10,000 feet or less) operated in southern Argentina, many of them operating on a meterage basis. Two of these rigs were relocated to mid-Argentina as the Company focused its marketing efforts on regions of the country where operations are generally conducted on a daywork basis. At fiscal year-end, the remaining rigs in southern Argentina were on a stacked status. Drilling revenue declined $4.8 million in Ecuador where two rigs located in that country did not operate in fiscal 1995 and were retired from the rig fleet at the end of the fiscal year.

      Operations in the Asia Pacific region resulted in an increase in drilling revenue of $1.5 million in fiscal 1995. Increased utilization in New Zealand and revenue earned from a labor contract in China more than offset a decline in revenue in Papua New Guinea and Indonesia due to lower utilization in those countries.

     International drilling revenue from operations in Africa, Russia and Kazakstan declined $17.4 million in fiscal 1995. Utilization declined due to the completion of contracts in Chad, the Congo, Russia and Yemen. The rigs that operated in the Congo and Yemen in fiscal 1994 have both been redeployed to Argentina. In Kazakstan, a reduction in revenue from a labor contract in that country was partially offset by operations from one rig that has been relocated from Russia.

     Domestic drilling revenue declined $2.3 million due to fewer operating days in the Rocky Mountain states and Alaska.

     Drilling margins (drilling revenue less drilling expense) increased $7.2 million in fiscal 1995 to $39.9 million compared to $32.7 million in fiscal 1994. Margins improved in the Company's South American operations, including those in the countries of Colombia and Argentina. Margins had been negatively impacted in fiscal 1994 in Colombia due to increased operating expenses and costs associated with the start-up of two rigs. In fiscal 1995, these two rigs operated for the full year with improved margins when compared with the previous fiscal year. In Argentina, margins also improved as two additional deep capacity rigs began operating in the northern region of the country and two rigs operated during the year in the country's middle region. In the Company's other operating regions, both internationally and domestically, drilling margins as a percentage of drilling revenue in fiscal 1995 remained relatively consistent with fiscal 1994.

     Other income (expense) increased $6.7 million to $8.6 million in fiscal 1995 from $1.9 million in fiscal 1994. Gains of $6.4 million were recognized in fiscal 1995 from the disposition of property, plant and equipment as the Company continued its efforts to sell assets that are no longer a part of its current marketing strategy. In addition, the reversal of a prior year foreign currency accrual of $1.5 million was recorded in fiscal 1995. Fiscal 1994 other income included $2.1 million from gains associated with the disposition of property, plant and equipment, a $1.5 million gain from the reversal of a prior year foreign payroll tax accrual and a $2.6 million charge for the settlement of certain litigation. The $1.3 million increase in income tax expense was primarily attributable to the reversal in 1994 of an accrued foreign tax.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased from $56.0 million as of August 31, 1995 to $102.9 million as of August 31, 1996. Cash and short-term investments increased $55.9 million in fiscal 1996 totaling $78.0 million as of August 31, 1996.

     On July 11, 1996 the Company sold 9,050,000 shares of Common Stock raising $49.0 million of net proceeds. Other sources of cash in fiscal 1996 included $30.0 million generated from operating activities and $8.3 million of proceeds from the sale of property, plant and equipment.

     During the year ended August 31, 1996, the Company made capital expenditures of $30.8 million, which were primarily for the upgrading of land rigs in connection with international contracts. The Company estimates that it will make approximately the same amount of capital expenditures on its land rig fleet in fiscal 1997, of which approximately $8.0 million is expected to be for maintenance capital expenditures.

     The Company executed a $15.0 million credit and letter of credit facility on April 9, 1996, with an expiration date of April 19, 1999 (the "Existing Credit Facility"). At August 31, 1996, the Company had outstanding letters of credit totaling approximately $10.0 million under the Agreement. The Existing Credit Facility contains restrictions on capital expenditures, other indebtedness, payment of dividends and otherwise requires the Company to maintain certain financial ratios. The Company has obtained a waiver of certain covenants under the Existing Credit Facility to accommodate the consummation of the Acquisitions at which time the Existing Credit Facility will either be incorporated into or allowed as permitted indebtedness under the Senior Credit Facility described below.

     In order to consummate the Acquisitions (see "PENDING ACQUISITIONS" under Item 1 BUSINESS), the Company expects to enter into a Senior Credit Facility, including a $100 million term loan and a $45 million revolving credit facility. (See "Description of Senior Credit Facility" in this section). The Company will also issue $275 million of principal amount of Senior Notes (See "Description of Senior Notes" in this section). The proceeds from the Senior Credit Facility and the issuance of the Notes, together with approximately $18 million of the Company's available cash and $25 million in shares of the Company's convertible preferred stock (see discussion below), will provide the sources of financing required to consummate the transactions and pay related fees and expenses. The Company also will assume $3.9 million of existing indebtedness of Mallard.

     The shares of convertible preferred stock to be issued in the Mallard Acquisition will automatically be converted into common stock of the Company upon approval by the shareholders of the Company of an amendment to its Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 70,000,000 to 120,000,000 at the annual meeting in December 1996. If the approval of the shareholders to the amendment is not obtained by January 31, 1997, the Company is obligated to redeem the convertible preferred shares for $25 million, plus a dividend of 8% which accrues from issuance.

     During the twelve-month period ended June 30, 1996, Mallard made capital expenditures of $25.6 million. If the Mallard Acquisition is consummated, the Company estimates that it will make approximately $29.3 million of capital expenditures on the Mallard fleet during fiscal 1997.

     During the twelve months ended August 31, 1996, Quail made capital expenditures of $4.4 million, which were used primarily for the purchase of additional rental equipment. If the Quail Acquisition is consummated, the Company estimates that it will make approximately $15.0 million of capital expenditures on its rental tool business during fiscal 1997, of which approximately $12.5 million will be for the expansion of its rental tool operations in Victoria, Texas.

     At August 31, 1996, the Company had $141,598,000 net operating loss carryforwards for tax purposes which expire over a fifteen year period as follows: 2000, $24,701,000; 2001, $48,560,000; 2002, $28,541,000; and
thereafter, $39,796,000. In addition, the Company had $8,200,000 investment tax credit carryforwards for tax purposes which expire in the year 1997.

     Management believes that the current level of cash and short-term investments, together with cash generated from operations and borrowings under the revolving portion of the Senior Credit Facility, should be sufficient to finance the Company's working capital needs and expected capital expenditures during fiscal 1997. Should new opportunities requiring additional capital arise, the Company may utilize the revolving portion of Senior Credit Facility or may consider seeking additional equity or long-term debt financing. There can be no assurance that such financing would be available to the Company on terms it considers acceptable.

Description of Senior Credit Facility

     The Company has received a commitment from a syndicate of financial institutions (the "Lenders") to establish a Senior Credit Facility, which will consist of a $100 million term loan and a $45 million revolving credit facility. The term loan bears interest, at the option of the Company, at prime to prime plus 0.50% or at 1.75% to 2.25% above the one-, two-, three- and six-month LIBOR rate, depending on the Company's debt-to-capital ratio (as defined) and matures on November 30, 2002. The term note will have no prepayment penalty, will be guaranteed by the principal subsidiaries of the Company and will be secured by substantially all of the assets of the Company and the assets and stock of the Subsidiary Guarantors. The term loan contains customary representations and warranties and will restrict the Company's ability to, among other things, incur indebtedness, merge or sell assets, pay dividends or other distributions, make investments and capital expenditures, and engage in transactions with affiliates. The Company will also be required to maintain certain financial ratios.

     The revolving portion of the Senior Credit Facility will be available, subject to the satisfaction of customary borrowing conditions, for working capital requirements and general corporate purposes. The revolver will be non-amortizing, will terminate on December 31, 1998, will be secured by a first lien on the Company's accounts receivable, and borrowings under the revolver will not be permitted to exceed a borrowing base equal to 80% of the Company's eligible accounts receivable.

Description of Senior Notes

     In order to finance the acquisitions of Mallard and Quail, the Company proposes to offer $275 million in senior notes due 2006 (the "Notes"). The offering of the Notes is being made in compliance with Rule 144A and Regulation D under the Securities Act of 1933. Accordingly, the sale of the Notes will not be registered under the Securities Act and such notes may not be offered or sold by any purchaser thereof absent registration under the Securities Act or an applicable exemption from such registration requirements. The offering of the Notes is conditioned upon, and is expected to close concurrently with, the acquisitions of Mallard and Quail.

     The Notes will bear interest from issuance, payable semi-annually, commencing six months from closing and will mature in 2006. The notes will be redeemable at the option of the Company, in whole or in part, at any time on or after 2001, at the redemption prices set forth in the Indenture between the Company and the Trustee, together with accrued and unpaid interest to the date of redemption. In addition, upon a change of control, as defined in the Indenture, the Company may be obligated to repurchase all or a portion of the Notes.

     The Notes will be senior unsecured obligations of the Company, ranking pari passu in right of payment with all senior indebtedness of the Company and senior to all future subordinated indebtedness of the Company. The Notes will be unconditionally guaranteed on a senior unsecured basis by the Company's principal operating subsidiaries (the "Subsidiary Guarantors") and the Subsidiary Guarantees will rank pari passu in right of payment with all senior indebtedness of the Subsidiary Guarantors and senior to all future subordinated indebtedness of the Subsidiary Guarantors.

     The Indenture will also contain other customary provisions relating to re-purchase obligations in the event of a change of control and certain covenants restricting indebtedness, dividends, sale of capital stock of subsidiaries, transactions with affiliates, asset sales and restrictions on mergers, consolidations, etc. The holders of the Notes will also have certain registration rights obligating the Company to file a registration statement with respect to the Notes.

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

     In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," was issued. The statement establishes accounting standards for the impairment of long-lived assets, such as the Company's drilling, transportation and other equipment, and will be effective for the Company beginning with the year ending August 31, 1997. The Company does not believe the new standard will have a material effect on the Company's financial position or results of operations.

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued. The statement requires the computation of compensation for grants of stock, stock options and other equity instruments issued to employees based on fair value and will be effective for the Company beginning with the year ended August 31, 1997. The compensation calculated is to be either recorded as an expense in the financial statements or, alternatively, disclosed. The Company anticipates it will elect the disclosure method of complying with the new standard. Under the provisions of the new statement, it is anticipated that pro forma net income to be disclosed will be lower than net income reported in the financial statements.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Parker Drilling Company and subsidiaries as of August 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                      /s/ COOPERS & LYBRAND L.L.P.
                                      COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
October 14, 1996

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                (In Thousands Except Earnings (Loss) Per Share
                   and Weighted Average Shares Outstanding)
For the Years Ended August 31,            1996         1995          1994
----------------------------------------------------------------------------
Revenues:
 Drilling contracts                    $145,160      $153,075      $147,480
 Other                                   11,492         4,296         4,944
                                       --------      --------      --------

Total revenues                          156,652       157,371       152,424
                                       --------      --------      --------
Operating expenses:
 Drilling                               100,942       113,132       114,732
 Other                                   11,824         4,928         6,563
 Depreciation, depletion
   and amortization                      23,061        23,745        23,246
 General and administrative              19,428        17,063        17,018
 Provision for reduction in carrying
  value of certain assets                   -             -          19,718
                                       --------      --------      --------
Total operating expenses                155,255       158,868       181,277
                                       --------      --------      --------
Operating income (loss)                   1,397        (1,497)      (28,853)
                                       --------      --------      --------
Other income and (expense):
 Interest expense                          (135)          (88)          (11)
 Interest income                          1,642         1,272         1,161
 Minority interest                          -            (227)         (135)
 Other                                    5,663         7,640           919
                                       --------      --------      --------

Total other income and (expense)          7,170         8,597         1,934
                                       --------      --------      --------
Income (loss) before income taxes         8,567         7,100       (26,919)
                                       --------      --------      --------
Income tax expense                        4,514         3,184         1,887
                                       --------      --------      --------
Net income (loss)                      $  4,053      $  3,916      $(28,806)
                                       --------      --------      --------
                                       --------      --------      --------
Earnings (loss) per share,
 primary and fully diluted             $    .07      $    .07      $   (.53)
                                       --------      --------      --------
                                       --------      --------      --------
Weighted average shares
 outstanding (fully diluted)         57,466,183    55,332,541    54,247,664
                                     ----------    ----------    ----------
                                     ----------    ----------    ----------



                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)


August 31,                                           1996             1995
-----------------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                         $ 61,738         $ 20,752
 Other short-term investments                        16,247            1,372
 Accounts and notes receivable, net of
  allowance for bad debts of $739 in 1996
  and $726 in 1995                                   33,675           39,578
 Rig materials and supplies                          10,735           11,532
 Other current assets                                 3,653            5,146
                                                   --------         --------

 Total current assets                               126,048           78,380
                                                   --------         --------
Property, plant and equipment, at cost:
 Drilling equipment                                 423,023          506,130
 Buildings, land and improvements                    14,871           13,259
 Other                                               19,153           20,470
 Construction in progress                            18,844           14,759
                                                   --------         --------
                                                    475,891          554,618

 Less accumulated depreciation, depletion
  and amortization                                  351,714          432,360
                                                   --------         --------
 Net property, plant and equipment                  124,177          122,258
                                                   --------         --------
Rig materials and supplies                            7,984            6,895
                                                   --------         --------
Deferred charges and other assets:
 Assets held for disposition                          8,065            2,486
 Notes receivable, net of allowance of
  $70 in 1995                                         1,817            1,817
 Other                                                7,868            5,123
                                                   --------         --------
 Total deferred charges and other assets             17,750            9,426
                                                   --------         --------
Total assets                                       $275,959         $216,959
                                                   --------         --------
                                                   --------         --------





                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)


August 31,                                            1996             1995
-----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                 $    584         $    289
 Accounts payable                                     9,415            9,539
 Accrued liabilities                                  6,911            7,401
 Accrued income taxes                                 6,217            5,109
                                                   --------         --------
 Total current liabilities                           23,127           22,338
                                                   --------         --------
Long-term debt (Note 2)                               2,794            1,748
                                                   --------         --------
Other long-term liabilities                           5,990            5,953
                                                   --------         --------
Commitments and contingencies (Note 8)

Preferred stock, $1 par value, 1,942,000
  shares authorized, no shares outstanding              -                -
                                                   --------         --------
Stockholders' equity:
 Common stock, $.16 2/3 par value,
  authorized 70,000,000 shares, issued
  and outstanding 65,327,088 shares
  (55,722,183 shares in 1995)                        10,888            9,287
 Capital in excess of par value                     254,955          205,310
 Retained earnings (accumulated deficit)            (20,338)         (24,391)
 Other                                               (1,457)          (3,286)
                                                   --------         --------
 Total stockholders' equity                         244,048          186,920
                                                   --------         --------
Total liabilities and stockholders' equity         $275,959         $216,959
                                                   --------         --------
                                                   --------         --------













                 The accompanying notes are an integral part
                  of the consolidated financial statements.



                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)


For the Years Ended August 31,                 1996        1995        1994
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                          $  4,053    $  3,916    $(28,806)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation, depletion and
    amortization                              23,061      23,745      23,246
   Loss (gain) on disposition of
    property, plant and equipment             (5,416)     (6,395)     (2,083)
   Provision for reduction in carrying
    value of certain assets                      -           -        19,718
   Deferred tax expense (benefit)                -          (294)       (904)
   Other                                         307        (282)      1,194
   Change in assets and liabilities:
    Accounts and notes receivable              8,057      (4,105)    (10,889)
    Rig materials and supplies                  (532)       (627)       (313)
    Other current assets                       1,493      (1,364)     (1,356)
    Accounts payable and accrued
     liabilities                              (1,504)      3,319       1,109
    Accrued income taxes                       1,108          56        (238)
    Minority interest                            -           227         135
    Other assets                                (656)       (260)        137
                                            --------    --------    --------

   Net cash provided by operating
    activities                                29,971      17,936         950
                                            --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the sale of property,
  plant and equipment                          8,288      11,711       4,740
 Capital expenditures                        (30,836)    (21,540)    (34,764)
 Investments in affiliates                    (1,720)       (501)       (140)
 Decrease (increase) in other short-term
  and long-term investments                  (14,875)      2,439      27,608
 Other                                           -           121         -
                                            --------    --------    --------
  Net cash provided by (used in)
  investing activities                       (39,143)     (7,770)     (2,556)
                                            --------    --------    --------




                 The accompanying notes are an integral part
                  of the consolidated financial statements.

/TABLE

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (continued)
                            (Dollars in Thousands)

For the Years Ended August 31,                 1996       1995         1994
------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt             $    -      $    187    $    -
 Proceeds from common stock offering          49,032         -           -
 Principal payments under debt
  obligations                                   (367)        -           -
 Repurchase of common stock                     (382)       (277)       (304)
 Proceeds from exercise of stock warrant       1,552         -           -
 Other                                           323          16         -
                                            --------    --------    --------
  Net cash provided (used) by financing
   activities                                 50,158         (74)       (304)
                                            --------    --------    --------
Net increase (decrease) in cash and
 cash equivalents                             40,986      10,092      (1,910)

Cash and cash equivalents at beginning
 of year                                      20,752      10,660      12,570
                                            --------    --------    --------
Cash and cash equivalents at
 end of year                                $ 61,738    $ 20,752    $ 10,660
                                            --------    --------    --------
                                            --------    --------    --------
Supplemental disclosures of cash
 flow information:
 Cash paid during the year for:
  Interest                                  $    145    $      2    $     11
  Income taxes                              $  3,406    $  3,422    $  3,029

Supplemental noncash financing activity:
  In November 1994, the Company acquired a limited partner's ownership interest in two consolidated partnerships in exchange for a promissory note in the amount of $1,850,000.

  In May 1995, the Company received rig materials and supplies valued at $556,000 in lieu of payment on a note due the Company.

  In fiscal 1996 the Company acquired computer and office equipment under capital lease arrangements totaling $1,708,000.







                 The accompanying notes are an integral part
                  of the consolidated financial statements.


                            PARKER DRILLING COMPANY AND SUBSIDIARIES
                        Consolidated Statement of Redeemable Preferred
                                Stock and Stockholders' Equity
                                    (Dollars in Thousands)

                                                                                     Other
                                                       Capital       Retained      Unearned
                                                      in excess      earnings      restricted
                                          Common        of par     (accumulated    stock plan
                                           stock        value        deficit)     compensation
                                         --------     ----------   ------------   ------------

Balances, August 31, 1993                $ 9,164       $201,784     $    499          $(3,768)

Activity in employees' stock plans            28            916                         1,070

Acquisition of stock from certain
 employees                                    (7)          (297)

Net income (loss)                                                    (28,806)
                                         -------       --------     --------          -------
Balances, August 31, 1994                  9,185        202,403      (28,307)          (2,698)

Activity in employees' stock plans           111          3,175                          (588)

Acquisition of stock from certain
 employees                                    (9)          (268)

Net income                                                             3,916
                                         -------       --------     --------          -------
Balances, August 31, 1995                  9,287        205,310      (24,391)          (3,286)

Activity in employees' stock plans            36          1,008                         1,829

Acquisition of stock from certain
 employees                                   (10)          (372)

Issuance of 400,000 common shares upon
 exercise of warrants at $3.88 per share      67          1,485

Issuance of 9,050,000 common shares in
 public offering                           1,508         47,524

Net income                                                             4,053
                                         -------       --------     --------          -------
Balances, August 31, 1996                $10,888       $254,955     $(20,338)         $(1,457)
                                         -------       --------     --------          -------
                                         -------       --------     --------          -------









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

     Operations - The Company provides land contract drilling services on a worldwide basis to major, independent and foreign national oil companies. Currently, the Company has 46 international rigs in 13 countries and 17 rigs in the United States. The Company specializes in the drilling of deep and difficult wells and drilling in remote and harsh environments. The Company also provides a range of services that are ancillary to its principal drilling services, including engineering, logistics and construction, as well as various types of project management.

     Drilling Contracts - The Company recognizes revenue and expenses on dayrate contracts as the drilling progresses (percentage-of-completion method) because the Company does not bear the risk of completion of the well. For meterage contracts, the Company recognizes the revenue and expenses upon completion of the well (completed-contract method).

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

     Property, Plant and Equipment - The Company provides for depreciation of property, plant and equipment primarily on the straight-line method over the estimated useful lives of the assets after provision for salvage value. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Management periodically evaluates the Company's assets to determine if they are not in excess of their net realizable value. Management considers a number of factors such as estimated future cash flows, appraisals and current market value analysis in determining net realizable value. Assets are written down to reflect any decrease in net realizable value below their net carrying value (see Note 7).

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

     Income Taxes - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109: Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Earnings (Loss) Per Share - Earnings (loss) per share is computed by dividing net income (loss), as adjusted for dividends on preferred stock, by the weighted average number of common shares outstanding during the period including the effect of dilutive options when applicable. Common shares issued under the 1969 Key Employees Stock Grant Plan, 1980 Incentive Career Stock Plan and the 1991 Stock Grant Plan are issued and outstanding and are only considered in the computation of weighted average shares outstanding when their effect on earnings per share is dilutive.

     Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and natural gas companies. The Company generally does not require collateral on its trade receivables. Such credit risk is considered by management to be limited due to the large number of customers comprising the Company's customer base. The Company places substantially all its interest-bearing investments with major financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. At August 31, 1996, the Company had deposits in domestic banks in excess of federally insured limits of approximately $.4 million. In addition, the Company had deposits in foreign banks of $4.9 million which are not federally insured.

     Fair Market Value of Financial Instruments - The carrying amount of the Company's cash and short-term investments and short-term and long-term debt had fair values that approximated their carrying amounts.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New Accounting Pronouncements - In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," was issued. The statement establishes accounting standards for the impairment of long-lived assets, such as the Company's drilling, transportation and other equipment, and will be effective for the Company beginning with the year ending August 31, 1997. The Company does not believe the new standard will have a material effect on the Company's financial position or results of operations.

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued. The statement requires the computation of compensation for grants of stock, stock options and other equity instruments issued to employees based on fair value and will be effective for the Company beginning with the year ending August 31, 1997. The compensation calculated is to be either recorded as an expense in the financial statements or, alternatively, disclosed. The Company anticipates it will elect the disclosure method of complying with the new standard. Under the provisions of the new statement, it is anticipated that pro forma net income to be disclosed will be lower than net income reported in the financial statements.

     Reclassification - Certain amounts in 1995 and 1994 have been reclassified to conform to current year presentation.


Note 2 - Long-term Debt


     August 31,                                            1996         1995
     -------------------------------------------------------------------------
                                                   (Dollars in Thousands)
     Parker Drilling
       Note payable annually until November 2001
        with interest at 5.75%                            $1,586       $1,850
       Capital leases payable monthly through
        August 2001                                        1,634          -
     Parker Drilling International of New Zealand, Ltd.
       Note payable monthly through February 2003            158          187
                                                          ------       ------
    Total debt                                             3,378        2,037
    Less current portion                                     584          289
                                                          ------       ------
    Total long-term debt                                  $2,794       $1,748
                                                          ------       ------
                                                          ------       ------


     The aggregate maturities of long-term debt for the five years ending August 31, 2001, are as follows: 1997 - $584,000; 1998 - $606,000; 1999 -
$632,000; 2000 - $660,000; and 2001 - $597,000.

     The Company has entered into a $15.0 million credit and letter of credit facility which expires on April 19, 1999 (the "Agreement"). At August 31, 1996, the Company had letters of credit totaling $10.0 million under the Agreement. The Agreement contains restrictions on annual capital expenditures in excess of $30 million plus proceeds from the sale of assets and certain senior and subordinated indebtedness which can be incurred by the Company and certain operating subsidiaries designated in the Agreement through which the Company performs the majority of its drilling operations. The Agreement also limits payment of dividends on Common Stock and requires the Company to maintain certain financial ratios. The remaining subsidiaries of the Company are not a party to the Agreement and are able to make capital expenditures with independent financing from lenders that have no recourse to the Company and the designated subsidiaries, subject only to an overall limitation of indebtedness. The Company has obtained waivers under certain covenants, effective through February 1997, with respect to the acquisitions (see Note 12-Subsequent Events) and the related incurrence of indebtedness.

Note 3 - Income Taxes

     Income (loss) before income taxes (in thousands) is summarized as follows:

                                  Years Ended August 31,
                          -------------------------------------
                            1996          1995          1994
                          ---------     ---------     ---------
       United States      $ (4,623)     $  1,180      $(33,929)

       Foreign              13,190         5,920         7,010
                          --------      --------      --------
                          $  8,567      $  7,100      $(26,919)
                          --------      --------      --------
                          --------      --------      --------


     Income tax expense (benefit) (in thousands) is summarized as follows:

                                  Years Ended August 31,
                          -------------------------------------
                            1996          1995          1994
                          ---------     ---------     ---------
     Current:
       United States:
        Federal             $  -         $   -          $  -
        State                  -             -            (246)
       Foreign               4,514         3,478         3,037

     Deferred:
       United States:
        Federal                -             -            (326)
        State                  -             -             -
       Foreign                 -            (294)         (578)
                            ------       -------        ------
                            $4,514       $ 3,184        $1,887
                            ------       -------        ------
                            ------       -------        ------



Note 3 - Income Taxes (continued)

     Total income tax expense (benefit) (in thousands) differs from the amount computed by multiplying income (loss) before income taxes by the U.S. federal income tax statutory rate.  The reasons for this difference are as follows:
                                         Years Ended August 31,
                        ------------------------------------------------------
                             1996               1995                1994
                        ---------------    ---------------     ---------------
                                 % of               % of                % of
                                 pretax             pretax              pretax
                                 income             income              income
                        Amount   (loss)    Amount   (loss)     Amount   (loss)
                        ---------------    ---------------     ---------------
Computed expected tax
 expense (benefit)      $ 2,913    34%     $ 2,414     34%     $(9,153)  (34%)
Foreign tax at rates
 different than U.S.         29    -         1,171     16%          76    -
Utilization of loss
 carryforwards             (290)   (3%)       (401)    (5%)        -      -
Limitation on
 recognition of tax
 benefit                  1,862    22%         -       -        11,536    43%
Other                       -      -           -       -          (572)   (2%)
                        -------   ----     -------    ----     -------   ----
Actual tax expense
 (benefit)              $ 4,514    53%     $ 3,184     45%     $ 1,887     7%
                        -------   ----     -------    ----     -------   ----
                        -------   ----     -------    ----     -------   ----

     The components of the Company's tax assets and (liabilities) as of August
31, 1996 and 1995, are shown below (in thousands):
Domestic:                                                   1996       1995
                                                          --------   --------
  Deferred tax assets:
  Net operating loss and tax credit carryforwards        $ 63,454   $ 67,259
  Reserves established against realization
   of certain assets                                          815      1,089
  Accruals not deducted for tax purposes                    4,088      4,169
  Depreciation of property, plant and equipment             3,265      3,385
                                                         --------   --------
                                                           71,622     75,902
 Deferred tax liabilities:
  Depreciation of property, plant and equipment            (9,778)    (8,408)
                                                         --------   --------
 Net deferred tax asset                                    61,844     67,494
 Valuation allowance                                      (61,844)   (67,494)
                                                         --------   --------
                                                         $    -     $    -
                                                         --------   --------
                                                         --------   --------


     At August 31, 1996, the Company had $141,598,000 net operating loss carryforwards for tax purposes which expire over a fifteen year period as follows: 2000, $24,701,000; 2001, $48,560,000; 2002, $28,541,000; thereafter,
$39,796,000. In addition, the Company had $8,200,000 investment tax credit carryforwards for tax purposes which expire in 1997. The Company has recorded a full valuation allowance with respect to its net deferred tax asset. However, the amount of the deferred tax asset considered realizable could be different in the near term if estimates of future taxable income change.

Note 4 - Common Stock and Stock Options

     The Company's 1969 Key Employees Stock Grant Plan (formerly the 1969 Key Employees Stock Option Plan) was amended in December 1990 to provide for the issuance of 223,000 shares of common stock for no cash consideration to key non-officer employees. Each employee receiving a grant of shares may dispose of 15 percent of his/her grant on each annual anniversary date from the date of grant for the first four years. On the fifth year anniversary, the employee may dispose of the remaining 40 percent of his/her grant. No shares were granted in fiscal 1996 and 1995. In fiscal 1995, 1,375 shares were canceled leaving 1,375 shares reserved for issuance and available for granting as of August 31, 1996.

     The Company's 1980 Incentive Career Stock Plan ("1980 Plan") provides for the issuance of 2,100,000 shares of common stock for no cash consideration to key employees. Each employee receiving a grant of shares may dispose of 15 percent of his/her grant on each annual anniversary date from the date of grant for the first four years. On the fifth year anniversary, the employee may dispose of the remaining 40 percent of his/her grant. No shares were granted in fiscal 1996 and 1995. In fiscal 1995 and fiscal 1996 3,500 shares and 2,750 shares were canceled, respectively, leaving 9,000 shares reserved for issuance and available for granting at August 31, 1996.

     The Company's 1991 Stock Grant Plan ("1991 Plan") provides for the issuance to officers and key employees of up to 3,160,000 shares of common stock for no cash consideration. Shares granted under the 1991 Plan are fully vested no earlier than 24 months from the effective date of the grant and not later than 36 months. The specific vesting schedule for each grant is determined at the time of grant. In fiscal 1995, 545,000 shares were granted and no shares were canceled. In fiscal 1996, 18,000 shares were granted and no shares canceled leaving 1,562,195 shares reserved for issuance and available for granting at August 31, 1996.

     The fair market value of the common stock at date of grant for the Plans is recorded as deferred compensation and amortized to expense over the period during which the restrictions lapse. Deferred compensation is shown as a deduction from stockholders' equity.

     During fiscal 1996, 1995 and 1994, the Company purchased 59,347, 51,279 and 41,638 Parker Drilling shares, respectively, from certain of its employees who had received stock grants under the 1991 and 1980 Plans. The Company acquired the shares at the market price (weighted average price was $6.44 per share in fiscal 1996, $5.40 per share in fiscal 1995 and $7.31 per share in fiscal 1994). The proceeds were used to pay the employees' tax withholding obligations arising from the vesting of shares under the Plans.

     The 1994 Non-Employee Director Stock Option Plan ("Director Plan") provides for the issuance of options to purchase up to 200,000 shares of the Company's common stock. The option price per share is equal to the fair market value of a Parker Drilling share on the date of grant. The term of each option is ten years, and an option first becomes exercisable six months after the date of grant. Under the Director Plan, on the first trade day of each calendar year, each person who is then a non-employee director of the Company will be automatically granted an option to purchase 5,000 shares of common stock.

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

         Information regarding the Company's stock option plans is summarized below:

                                                           1994 Option Plan
                                                        ----------------------
                                            1994                        Non-
                                          Director      Incentive    qualified
                                            Plan         Options      Options
                                          --------      ---------    ---------
     Shares under option:
      Outstanding at September 1, 1994         -              -           -
      Granted                               15,000        733,000     147,000
      Exercised                                -              -        (7,000)
      Canceled                                 -              -           -
                                           -------        -------     -------

      Outstanding at August 31, 1995        15,000        733,000     140,000
      Granted                               15,000            -           -
      Exercised                                -          (57,000)    (29,652)
      Canceled                                 -              -           -
                                           -------        -------     -------
      Outstanding at August 31, 1996        30,000        676,000     110,348


     Average option price per share
      at August 31, 1996                     $5.31          $4.50       $2.25

     Options exercisable
      at August 31, 1996                    30,000        676,000     110,348

     Price of options exercised
      during fiscal 1996                       -            $4.50       $2.25

Note 4 - Common Stock and Stock Options (continued)


     The following is a summary of common stock reserved for issuance at fiscal year end:


                                               1996           1995
                                            ---------      ---------
     Key employee stock plans               4,078,918      4,180,820
     Stock Bonus Plan                          81,579        186,279
     Warrants                                     -          400,000
                                            ---------      ---------

     Total shares reserved for issuance     4,160,497      4,767,099
                                            ---------      ---------
                                            ---------      ---------

Note 5 - Employee Benefit Plans

     The Parker Drilling Company Stock Bonus Plan ("Plan") was adopted effective September 1980 for employees of Parker Drilling and its subsidiaries who are U.S. citizens and who have completed one year of service with the Company. It was amended in 1983 to qualify as a 401(k) plan under the Internal Revenue Code which permits a specified percentage of an employee's salary to be voluntarily contributed on a before-tax basis and to provide for a Company matching feature. Participants may contribute from one percent to 15 percent of eligible earnings and direct contributions to one or more of seven investment funds. The Company presently makes dollar-for-dollar matching contributions up to three percent of a participant's compensation. The Company's matching contribution is made in Parker Drilling common stock. The Plan was amended and restated on April 1, 1996 for the purpose of adding loans and daily record keeping. The Plan was further amended effective September 1, 1996 to provide for immediate vesting of participants in the full amount of the Company's past and future contributions. Each Plan year, additional Company contributions can be made, at the discretion of the Board of Directors, in amounts not exceeding the permissible deductions under the Internal Revenue Code. The Company issued 104,700 shares to the Plan in 1996, 113,399 shares in 1995 and 123,619 shares in 1994.

Note 6 - Business Segments

     Information regarding the Company's operations by geographic area is as follows:

                                           1996         1995          1994
                                         ---------    ---------    ---------
Operations by Geographic Area                   (Dollars in Thousands)
Revenue:
 United States                           $ 41,743      $ 28,487      $ 30,975
 South America                             59,041        76,115        52,722
 Asia Pacific                              47,857        44,911        43,445
 Africa and the Former
  Soviet Union                              8,011         7,858        25,282
                                         --------      --------      --------

Total revenue                            $156,652      $157,371      $152,424
                                         --------      --------      --------
                                         --------      --------      --------
Operating income (loss):
 United States                           $ (8,988)     $ (7,609)     $(30,518)
 South America                              4,802          (921)       (5,937)
 Asia Pacific                               7,943         8,701         6,771
 Africa and the Former
  Soviet Union                             (2,360)       (1,668)          831
                                         --------      --------      --------

Total operating income (loss)            $  1,397      $ (1,497)     $(28,853)
                                         --------      --------      --------
                                         --------      --------      --------
Identifiable assets:
 United States                           $135,923      $ 71,233      $ 64,337
 South America                             82,292        83,345        73,688
 Asia Pacific                              46,683        49,223        43,456
 Africa and the Former
  Soviet Union                             11,061        13,158        27,867
                                         --------      --------      --------

Total identifiable assets                $275,959      $216,959      $209,348
                                         --------      --------      --------
                                         --------      --------      --------

     Two customers accounted for approximately 19 percent and 18 percent, respectively, of total revenue in 1996. Two customers accounted for approximately 22 percent and 13 percent, respectively, of total revenue in 1995. Three customers accounted for approximately 14 percent, 12 percent and 11 percent, respectively, of total revenue in 1994. Operating income (loss) is total revenue less operating expenses including depreciation, depletion and amortization and an allocation of general corporate expenses based on rig operating days.

Note 7 - Assets Held for Disposition and Provision for Reduction in Carrying Value of Certain Assets

     In fiscal 1996 the Company reclassified to assets held for disposition six rigs and related equipment located in southern Argentina with a net book value of $6,179,000. Although the Company believes it will recover the carrying value of the assets, it is reasonably possible that a lesser amount will be recovered.

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

Note 8 - Commitments and Contingencies

     At August 31, 1996, the Company had letters of credit facilities of $25,062,000 of which $10,015,000 had been issued.

     Certain officers of the Company entered into Severance Compensation and Consulting Agreements with the Company in 1988 and 1992. In October 1996, the officers executed revised Severance Compensation and Consulting Agreements (the "Agreements"). The Agreements provide for an initial six year term and the payment of certain benefits upon a change of control (as defined in the Agreements). A change of control includes certain mergers or reorganizations, changes in the board of directors, sale or liquidation of the Company or acquisition of more than 20% of the outstanding common stock of the Company by a third party. After a change of control occurs, if an officer is terminated within four years without good cause or resigns within two years for good reason (as each are defined in the Agreements) the officer shall receive a payment of three times his annual cash compensation, plus additional compensation for a one year consulting agreement at the officer's annual cash compensation, plus extended life, health and other miscellaneous benefits for four years.

     A judgment in the amount of $4,860,000 was entered against a subsidiary of the Company by a judge of the First Civil Specialized Court in Maynas, Peru on May 10, 1996. The judgment was based on a $22,000,000 claim by former employees of the Company's subsidiary alleging that such subsidiary impaired their employment opportunities with that subsidiary and other employers. The subsidiary of the Company disputed the claim and appealed the decision based on a lack of evidence and procedural and due process irregularities. On or about September 5, 1996, this judgment was declared void by Superior Court in Iquitos, Peru due to procedural irregularities, including the failure to comply with certain due process requirements. The Superior Court has remanded the case to the First Civil Specialized Court and the plaintiffs, in order to pursue their claim, would be required to satisfy all mandated procedural and due process requirements. While the Company does not believe that the judgment will have a material adverse effect on its financial condition, results of operations or its operations in South America, there can be no assurance that a judgment will not be entered against the Company's subsidiary in a substantial amount.

     In addition, the Company is a party to various other lawsuits and claims arising out of the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

Note 9 - Related Party Transactions

     At August 31, 1996, the Company owned an insurance policy on the life of Mr. R. L. Parker, chairman and a principal stockholder. The Company is the beneficiary of this policy which was issued pursuant to a Stock Purchase Agreement ("Agreement") approved by vote of the stockholders at the 1975 Annual Meeting on December 10, 1975. This Agreement was entered into between the Company and the Robert L. Parker Trust and provides that upon the death of Robert L. Parker, the Company would be required, at the option of the Trust, to purchase from the Trust at a discounted price the amount of Parker Drilling common stock which could be purchased with the proceeds of the policy of $7,000,000. On August 3, 1994, the Company and the Trust modified this Agreement so that the Company will have the option but not the obligation to purchase the stock at a discounted price with the proceeds or to retain the entire proceeds upon the death of Robert L. Parker. If action under the agreement had been required at August 31, 1996, and the Company elected to purchase Parker Drilling common stock from the Trust, Parker Drilling's outstanding common stock would have been reduced by approximately two percent.

     As a part of the agreement to terminate the option held by the Trust and to grant the Company a limited option to purchase stock at a discounted price, the Company has also agreed to pay a premium of $655,019 annually for a split dollar last-to-die life insurance policy on Robert L. Parker and Mrs.
Robert L. Parker. Upon the deaths of Mr. Parker and Mrs. Parker, the Company will be reimbursed by the Robert L. Parker Sr. and Catherine M. Parker Family Trust from the proceeds of the policy for the full amount of premiums paid plus interest at the one-year treasury bill rate on the premiums paid after fiscal year 1999. Robert L. Parker and the Company agreed in October 1996 that the Company would cash surrender a $500,000 Executive Life policy on his life and, in exchange, the interest on the above-described policy would not begin accruing until March 2003. Additionally, Robert L. Parker Jr., Chief Executive Officer of the Company and son of Robert L. Parker, will receive as a beneficiary of the Trust one-third of the net proceeds of this policy. The face value of the policy is $13,200,000.

Note 10 - Supplementary Information

     At August 31, 1996, accrued liabilities included $1,321,000 of workers' compensation liabilities and $2,392,000 of accrued payroll and payroll taxes. At August 31, 1995, accrued liabilities included $1,178,000 of workers' compensation liabilities and $2,981,000 of accrued payroll and payroll taxes. Other long-term liabilities included $1,434,000 and $1,679,000 of workers' compensation liabilities as of August 31, 1996 and 1995, respectively.


Note 11 - Selected Quarterly Financial Data (Unaudited)
                                              Quarter
                          -------------------------------------------------
                            First    Second     Third    Fourth     Total
                          --------  --------  --------  --------  ---------
                          (Dollars in Thousands Except Per Share Amounts)
FISCAL 1996
-----------
Revenue                  $42,710   $37,929   $34,998   $41,015    $156,652

Gross profit <F1>        $ 7,067   $ 5,209   $ 4,999   $ 3,550    $ 20,825

Operating income (loss)  $ 2,272   $   220   $  (411)  $  (684)   $  1,397

Net income               $ 1,887   $   351   $   310   $ 1,505    $  4,053

Primary and fully
diluted earnings
per share                $   .03   $   .01   $   .01   $   .02    $    .07


                                             Quarter
                         -------------------------------------------------

                            First    Second     Third    Fourth     Total
                          --------  --------  --------  --------  ---------
                          (Dollars in Thousands Except Per Share Amounts)
FISCAL 1995
-----------
Revenue                  $33,283   $38,738   $43,259   $ 42,091   $157,371

Gross profit <F1>        $   863   $ 4,328   $ 5,301   $  5,074   $ 15,566

Operating income (loss)  $(3,457)  $  (135)  $ 1,016   $  1,079   $ (1,497)

Net income (loss)        $(1,093)  $    69   $ 2,050   $  2,890   $  3,916

Primary and fully
diluted earnings
(loss) per share         $  (.02)  $   .00   $   .04   $    .05   $    .07



<F1>
        Gross profit is calculated by excluding General and administrative expense and Provision for reduction in carrying value of certain assets from Operating income (loss), as reported in the Consolidated Statement of Operations.

Note 12 - Subsequent Events

     On September 14, 1996 the Company signed a definitive agreement to acquire Mallard Bay Drilling, a worldwide offshore drilling company, for a total consideration of $338 million, subject to adjustment for changes in Mallard's net assets prior to closing. The Company intends to fund the transaction principally through debt. Additionally, the Company will issue $25.0 million of preferred stock, which will automatically be converted to common stock if additional shares are authorized for issuance. The Company is in the process of obtaining the financing for the acquisition and anticipates closing the transaction in November 1996.

      Mallard Bay owns 47 rigs, the majority of which are barge and platform rigs that operate primarily in the shallow coastal and offshore waters of the Gulf of Mexico. It also has international operations utilizing barge rigs in Nigeria, platform rigs in Peru and land rigs in Argentina.

     On October 7, 1996 the Company signed an agreement to acquire Quail Tools, Inc., a privately owned, family-run tool rental business, for $65 million, subject to adjustment for changes in Quail's net assets prior to closing. The Company intends to fund the transaction principally through debt. Quail provides premium rental tools used in difficult well drilling, and completion and production operations, primarily to companies operating in the Gulf of Mexico. The Company is in the process of obtaining the financing for the acquisition and anticipates closing the transaction in November 1996.

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

                                   PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference from the information appearing under the captions "Proposal One - Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held December 18, 1996, to be filed with the Securities and Exchange Commission ("Commission") within 120 days of the end of the Company's fiscal year on August 31, 1996.


Item 11.  EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference from the information appearing under the captions "Meetings, Committees and Compensation of the Board", "Executive Compensation", "Severance Compensation and Consulting Agreements", "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held December 18, 1996, to be filed with the Commission within 120 days of the end of the Company's fiscal year on August 31, 1996.

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


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     The information required by this item is hereby incorporated by reference from the information appearing under the captions "Voting" and "Common Stock Ownership of Directors and Executive Officers" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held December 18, 1996, to be filed with the Commission within 120 days of the end of the Company's fiscal year on August 31, 1996.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference to such information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held December 18, 1996, to be filed with the Commission within 120 days of the end of the Company's fiscal year on August 31, 1996.

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:
       (1)  Financial Statements of Parker Drilling Company and subsidiaries which are included in Part II, Item 8:
                                                                        Page
                                                                        ----
            Report of Independent Accountants                            22
            Consolidated Statement of Operations for each
             of the three years in the period ended August 31, 1996      23
            Consolidated Balance Sheet as of August 31, 1996 and 1995    24
            Consolidated Statement of Cash Flows for each of the
             three years in the period ended August 31, 1996             26
            Consolidated Statement of Redeemable Preferred
             Stock and Stockholders' Equity for each of the three
             years in the period ended August 31, 1996                   28
            Notes to Consolidated Financial Statements                   29

                                   PART IV
                                 (continued)

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K
(continued)

       (2)  Financial Statement Schedule:                                 Page
                                                                          ----

            Schedule II - Valuation and qualifying accounts                47

       (3)  Exhibits:

       Exhibit Number          Description
       --------------          -----------
           3(a) - Restated Certificate of Incorporation of Parker
                  Drilling Company; incorporated herein by reference to
                  Exhibit 3(a) to Annual Report on Form 10-K for the year
                  ended August 31, 1989, as amended by Form 8 dated
                  December 27, 1989.
           3(b) - By-laws of Parker Drilling Company; incorporated herein by reference to Exhibit 3(b) to Annual Report on Form
                  10-K for the year ended August 31, 1992, as amended by
                  Form 8 dated February 18, 1993.
          10(a) - Credit Agreement, dated as of April 9, 1996, between
                  Parker Drilling Company and Bank of Oklahoma, N.A.;
                  incorporated herein by reference to Exhibit 10(a) to
                  Quarterly Report on Form 10-Q for the quarterly
                  period ended May 31, 1996.
          10(b) - Parker Drilling Company and Subsidiaries 1991 Stock
                  Grant Plan; incorporated herein by reference to Exhibit
                  10(c) to Annual Report on Form 10-K for the year ended
                  August 31, 1992, as amended by Form 8 dated February
                  18, 1993.<F1>
          10(c) - 1980 Incentive Career Stock Plan; incorporated herein by reference to Exhibit 10(c) to Annual Report on Form
                  10-K for the year ended August 31, 1989, as amended by
                  Form 8 dated December 27, 1989.<F1>
          10(d) - 1969 Key Employees Stock Grant Plan; incorporated
                  herein by reference to Exhibit 10(e) to Annual Report
                  on Form 10-K for the year ended August 31, 1992, as
                  amended by Form 8 dated February 18, 1993.<F1>


                                   PART IV
                                 (continued)


Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
(continued)
   (3) Exhibits:  (continued)
       Exhibit Number          Description
       --------------          -----------
          10(e) - Amended and Restated Parker Drilling Company Stock Bonus
                  Plan, effective as of April 1, 1996.
          10(f) - 1975 Stock Purchase Agreement; incorporated herein by reference to Exhibit 10(g) to Annual Report on Form
                  10-K for the year ended August 31, 1986, as amended by
                  Form 8 dated December 29, 1986.
          10(g) - Form of Severance Compensation and Consulting
                  Agreement entered into between Parker Drilling Company and certain officers of Parker Drilling Company, dated on or
                  about October 15, 1996.<F1>
          10(h) - 1994 Parker Drilling Company Deferred Compensation
                  Plan; incorporated herein by reference to Exhibit 10(h)
                  to Annual Report on Form 10-K for the year ended August
                  31, 1995.<F1>
          10(i) - 1994 Non-Employee Director Stock Option Plan; incorporated herein by reference to Exhibit 10(i) to Annual Report on
                  Form 10-K for the year ended August 31, 1995.<F1>
          10(j) - 1994 Executive Stock Option Plan; incorporated herein by reference to Exhibit 10(j) to Annual Report on Form
                  10-K for the year ended August 31, 1995.<F1>
          10(k) - First Amendment effective as of September 1, 1996, to the
                  Amended and Restated Parker Drilling Company Stock Bonus
                  Plan, effective as of April 1, 1996.
          10(l) - Definitive agreement between Parker Drilling Company and
                  Energy Ventures, Inc., for the purchase of Mallard Bay
                  Drilling, Inc., incorporated herein by reference to Form
                  8-K filed September 19, 1996.
          10(m) - Definitive agreement to acquire Quail Tools, Inc., incorporated herein by reference to Form 8-K filed
                  October 17, 1996.
           21   - Subsidiaries of the Registrant.
           23   - Consent of Independent Accountants.
           27   - Financial Data Schedule.
           99   - Additional Exhibit - Annual Report on Form 11-K        To be
                  with respect to Parker Drilling Company Stock       filed by
                  Bonus Plan.                                        amendment

<F1>
Management Contract, Compensatory Plan or Agreement


(b) Reports on Form 8-K:
    There were no reports on Form 8-K for the three months ended August 31, 1996.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in Thousands)


        Column A                   Column B   Column C   Column D   Column E
--------------------------------   ---------  ---------  ---------  ---------
                                    Balance    Charged
                                      at       to cost               Balance
                                   beginning    and                 at end of
       Classifications             of period  expenses   Deductions   period
--------------------------------   ---------  ---------  ---------- ----------

Year ended August 31, 1996:
 Allowance for doubtful accounts
  and notes                          $   796    $   70    $    127    $   739
 Reduction in carrying value of
  rig materials and supplies         $ 2,080    $  240    $    523    $ 1,797
 Deferred tax valuation allowance    $67,494    $  -      $  5,650    $61,844

Year ended August 31, 1995:
 Allowance for doubtful accounts
  and notes                          $ 1,050    $   -     $    254    $   796
 Reduction in carrying value of
  rig materials and supplies         $ 2,230    $   870   $  1,020    $ 2,080
 Deferred tax valuation allowance    $68,805    $(1,311)  $    -      $67,494

Year ended August 31, 1994:
 Allowance for doubtful accounts
  and notes                          $ 1,217    $    -    $    167    $ 1,050
 Reduction in carrying value of
  rig materials and supplies         $ 1,798    $ 1,017   $    585    $ 2,230
 Deferred tax valuation allowance    $58,251    $10,554   $    -      $68,805


















                                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  PARKER DRILLING COMPANY

  By /s/ Robert L. Parker Jr.                                                                 Date:  October 17, 1996
     ------------------------------
          Robert L. Parker Jr.
          President and Chief
          Executive Officer and
          Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                       Title                           Date
       ---------                       -----                           ----
   /s/ Robert L. Parker      Chairman of the Board and
By ------------------------  Director                                                         Date:  October 17, 1996
   Robert L. Parker

   /s/ Robert L. Parker Jr.  President and Chief Executive
   ------------------------- Officer and Director
By Robert L. Parker Jr.      (Principal Executive Officer)                                    Date:  October 17, 1996

                             Vice President of Finance and
   /s/ James J. Davis        Chief Financial Officer
By ------------------------- (Principal Financial Officer)                                    Date:  October 17, 1996
   James J. Davis

   /s/ Randy L. Ellis        Corporate Controller
By ------------------------- (Principal Accounting Officer)                                   Date:  October 17, 1996
   Randy L. Ellis
                             Executive Vice President and
   /s/ James W. Linn         Chief Operating Officer and
By ------------------------- Director                                                         Date:  October 17, 1996
   James W. Linn

   /s/ Earnest F. Gloyna
By ------------------------- Director                                                         Date:  October 17, 1996
   Earnest F. Gloyna

   /s/ David L. Fist
By ------------------------  Director                                                         Date:  October 17, 1996
   David L. Fist

   /s/ R. Rudolph Reinfrank
By ------------------------- Director                                                         Date:  October 17, 1996
   R. Rudolph Reinfrank

