Form 10-Q
period 1996-11-30
PARKER DRILLING CO /DE/
filed 1997-01-13
CIK 76321

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

                        FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996

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

     As of December 31, 1996, 68,493,182 common shares were outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------




                                             PARKER DRILLING COMPANY

                                                      INDEX


Part I.  Financial Information                                         Page No.

        Consolidated Condensed Balance Sheets (Unaudited) -
          November 30, 1996 and August 31, 1996                                                     2

        Consolidated Condensed Statements of Operations (Unaudited) -
          Three Months Ended November 30, 1996 and
          November 30, 1995                                                                         3

        Consolidated Condensed Statements of Cash Flows (Unaudited) -
          Three Months Ended November 30, 1996 and                                                  4
          November 30, 1995

        Notes to Unaudited Consolidated Condensed
          Financial Statements                                                                    6 - 7

        Report of Review by Independent Accountants                                                 8

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                     9 - 11


Part II.  Other Information

        Item 6, Exhibits and Reports on Form 8-K                                                   12

        Signatures                                                                                 13

        Exhibit 15, Letter Re Unaudited Interim                                                    14
         Financial Information

        Exhibit 27, Financial Data Schedule (EDGAR version only)




                                     PART 1.  FINANCIAL INFORMATION

                                PARKER DRILLING COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                         (Dollars in Thousands)
                                               (Unaudited)
                                                  November 30,    August 31,
                                                                          1996               1996
                                                                      -----------         ----------

                  ASSETS
                  ------

Current assets:
  Cash and cash equivalents                                             $ 71,116            $ 61,738
  Other short-term investments                                            15,637              16,247
  Accounts and notes receivable                                           65,576              33,675
  Rig materials and supplies                                              14,692              10,735
  Other current assets                                                    11,611               3,653
                                                                        --------            --------

      Total current assets                                               178,632             126,048

Property, plant and equipment less accumulated
 depreciation, depletion and amortization of
 $353,706 at November 30, 1996, and $351,714
 at August 31, 1996                                                      382,859             124,177

Goodwill                                                                 141,286                 -

Other noncurrent assets                                                   37,903              25,734
                                                                        --------            --------

      Total assets                                                      $740,680            $275,959
                                                                        --------            --------
                                                                        --------            --------



                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Current portion of long-term debt                 $ 16,282       $    584
  Accounts payable and accrued liabilities            46,695         16,326
  Accrued income taxes                                 7,230          6,217
                                                    --------       --------

     Total current liabilities                       70,207          23,127
                                                    --------       --------


Long-term debt                                       387,615          2,794
                                                    --------       --------
Other long-term liabilities                           11,466          5,990
                                                    --------       --------

Preferred stock                                       25,000            -
Common stock, $.16 2/3 par value                      10,904         10,888
Capital in excess of par value                       255,358        254,955
Retained earnings (accumulated deficit)              (18,859)       (20,338)
Other                                                 (1,011)        (1,457)
                                                    --------       --------

     Total stockholders' equity                      271,392        244,048
                                                    --------       --------

     Total liabilities and stockholders' equity     $740,680       $275,959
                                                    --------       --------
                                                    --------       --------




























                 See accompanying notes to consolidated condensed financial statements.

                                                  - 2 -

                                PARKER DRILLING COMPANY AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands Except Per Share Amounts)
                                               (Unaudited)
                                                                                 Three Months Ended
                                                           November 30,
                                                        -------------------

                                                                               1996           1995
                                                                             -------         -------

Revenues:
 Land drilling                                                              $ 37,585        $ 41,504
 Offshore drilling                                                             5,286             -
 Tool rental                                                                   1,713             -
 Other                                                                           614           1,206
                                                                            --------        --------
Total revenues                                                                45,198          42,710
                                                                            --------        --------
Operating expenses:
 Land drilling                                                                26,158          28,401
 Offshore drilling                                                             3,176             -
 Tool rental                                                                     339             -
 Other                                                                           923           1,391
 Depreciation, depletion and
   amortization                                                                6,898           5,851
 General and administrative                                                    4,508           4,795
                                                                            --------        --------

Total operating expenses                                                      42,002          40,438
                                                                            --------        --------
Operating income                                                               3,196           2,272
                                                                            --------        --------
Other income and (expense):
 Interest expense                                                             (2,610)            (31)
 Interest income                                                               1,121             344
 Other income (expense) - net                                                  1,070           1,039
                                                                            --------        --------
Total other income and (expense)                                                (419)          1,352
                                                                            --------        --------

Income before income taxes                                                     2,777           3,624
                                                                            --------        --------

Income tax expense                                                             1,298           1,737
                                                                            --------        --------

Net income                                                                  $  1,479        $  1,887
                                                                            --------        --------
                                                                            --------        --------
Earnings per share,
 primary and fully diluted                                                  $    .02        $    .03
                                                                            --------        --------
                                                                            --------        --------
Number of common shares used in
 computing earnings per share:

   Primary                                                                 66,170,374      55,678,060
                                                                           ----------      ----------
                                                                           ----------      ----------
   Fully diluted                                                           66,315,399      55,705,953
                                                                           ----------      ----------
                                                                           ----------      ----------
                 See accompanying notes to consolidated condensed financial statements.

                                                  - 3 -
/TABLE

                                PARKER DRILLING COMPANY AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            Increase (Decrease) in Cash and Cash Equivalents
                                         (Dollars in Thousands)
                                               (Unaudited)
                                                                                Three Months Ended
                                                                                    November 30,
                                                                                --------------------
                                                                               1996            1995
                                                                            --------         -------
Cash flows from operating activities:
  Net income                                                                $  1,479         $ 1,887
  Adjustments to reconcile net income
     to net cash provided by operating activities:
        Depreciation, depletion and amortization                               6,898           5,486
        Expenses not requiring cash                                              185             413
        Change in operating assets and liabilities                            (8,142)          2,500
        Other-net                                                               (762)           (772)
                                                                             -------         -------

     Net cash provided by (used in) operating activities                        (342)          9,514
                                                                             -------         -------

Cash flows from investing activities:
  Capital expenditures                                                        (9,011)         (8,389)
  Acquisition of Mallard, net of cash acquired                              (308,366)            -
  Acquisition of Quail                                                       (65,900)            -
  Proceeds from the sale of equipment                                          5,849           1,687
  Decrease (increase) in short-term
   investments                                                                   610          (3,366)
  Other-net                                                                     (676)           (826)
                                                                             -------         -------

     Net cash provided (used) by investing
        activities                                                          (377,494)        (10,894)
                                                                            --------         -------

Cash flows from financing activities:
  Proceeds from issuance of debt                                             387,274             -
  Principal payments under debt obligations                                     (324)           (273)
  Proceeds from exercise of stock warrants                                       -             1,552
  Other                                                                          264              (4)
                                                                             -------         -------

     Net cash provided (used) by financing
        activities                                                           387,214           1,275
                                                                             -------         -------


Net change in cash and cash equivalents                                        9,378            (105)

Cash and cash equivalents at
  beginning of period                                                         61,738          20,752
                                                                             -------         -------

Cash and cash equivalents at
  end of period                                                              $71,116         $20,647
                                                                             -------         -------
                                                                             -------         -------


                                                  - 4 -

                                PARKER DRILLING COMPANY AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                            Increase (Decrease) in Cash and Cash Equivalents
                                         (Dollars in Thousands)
                                               (Unaudited)



Supplemental cash flow information:
  Interest paid                                                             $    307        $    109
  Taxes paid                                                                $    704        $    701

  Business acquisitions in November 1996:                                    Mallard          Quail
                                                                             -------          -----

  Working capital, net of cash acquired                                     $  6,590        $   (340)
  Property, plant and equipment                                              234,439          23,695
  Purchase price in excess of net assets
  acquired                                                                    98,223          42,545
  Other assets                                                                 1,853             -
  Noncurrent liabilities                                                      (7,739)            -
  Preferred stock issued                                                     (25,000)            -
                                                                            --------        --------
    Net cash used in acquisitions                                           $308,366        $ 65,900
                                                                            --------        --------
Supplemental noncash financing activity:
  In November 1996, the Company issued $25,000,000 of preferred stock as a part of the acquisition of Mallard.  (See Note 3.)

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


                                PARKER DRILLING COMPANY AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of November 30, 1996 and August 31, 1996, (2) the results of operations for the three months ended November 30, 1996 and November 30, 1995, and (3) cash flows for the three months ended November 30, 1996 and November 30, 1995. Results for the three months ended November 30, 1996, are not necessarily indicative of the results which will be realized for the year ending August 31, 1997. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended August 31, 1996.

2. Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period including the effect of dilutive options when applicable. Common shares, subject to vesting, granted under the 1969 Key Employee Stock Grant Plan, 1980 Incentive Career Stock Plan and the 1991 Stock Grant Plan are issued and outstanding and are only considered in the computation of weighted average shares outstanding when their effect on earnings per share is dilutive.

3. On November 12, 1996, the Company acquired Mallard Bay Drilling, Inc. ("Mallard") and Quail Tools, Inc. ("Quail"), both of which were accounted for by the purchase method of accounting.

     The Company acquired all of the outstanding stock of Mallard for $335.0 million, including acquisition costs, for cash of $310.0 and $25.0 million of preferred stock which will be converted into 3,056,600 shares of common stock during the second quarter of fiscal 1997. Mallard operates 40 drilling and workover barges in the shallow waters of the Gulf of Mexico and Nigeria, plus seven platform rigs in the Gulf of Mexico and offshore Peru and Thailand.

     The Company acquired all of the outstanding stock of Quail for $65.9 million, including acquisition costs. Quail is a provider of premium rental tools used in difficult well drilling, production and workover primarily to companies working in the Gulf of Mexico and Gulf Coast land regions. The purchase prices of Mallard and Quail are both subject to adjustment for changes in net assets that occurred between the agreement and purchase dates. The excess of purchase price over the fair values of the net assets acquired was $99.0 million for Mallard and $42.5 million for Quail and has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

     The following unaudited pro forma information presents a summary of the first quarter consolidated results of operations of the Company and the acquired entities as if the acquisition had occurred September 1, 1995.

    (Thousands except per share amounts)        1996             1995
                                                ----             ----
    Revenues                                  $74,263          $67,758
    Net income (loss)                         $   152          $ 4,409
    Earnings (loss) per common share          $   -            $  (.08)

                                                  - 6 -

4. The Company financed the acquisitions of Mallard and Quail through the issuance of $300,00,000 of Senior Notes and a term loan of $100,000,000. Additionally, the Company issued $25,000,000 of preferred stock which will be converted to 3,056,600 shares of common stock during the second quarter of fiscal 1997.

     The $300,000,000 Senior Notes, which were sold at a $2,355,000 discount, have an interest rate of 9 3/4% and will mature in 2006. The $100,000,000 term loan was a part of commitment from a syndicate of financial institutions to establish a Senior Credit Facility which consists of the term loan and a $45,000,000 revolving credit facility.

     The term loan bears interest, at the option of the Company, at prime to prime plus 0.50% or at 1.75% to 2.25% above the one-, two-, three- and six-month LIBOR rate, depending on the Company's debt-to-capital ratio (as defined) and will be paid in quarterly payments with a final balloon payment on November 30, 2002. The term note will have no prepayment penalty, will be guaranteed by the principal subsidiaries of the Company and will be secured by substantially all of the assets of the Company and the assets and stock of the Subsidiary Guarantors. The term loan contains customary representations and warranties and will restrict the Company's ability to, among other things, incur indebtedness, merge or sell assets and make investments. The Company is prohibited from paying dividends and will also be required to maintain certain financial ratios.

     The revolving portion of the Senior Credit Facility will be available, subject to the satisfaction of customary borrowing conditions, for working capital requirements and general corporate purposes. The revolver will terminate on December 31, 1998 and will be secured by a first lien on the Company's accounts receivable. Borrowings under the revolver will not be permitted to exceed a borrowing base equal to 80% of the Company's eligible accounts receivable.

                                    Report of Independent Accountants




To the Board of Directors and Shareholders
Parker Drilling Company

     We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of November 30, 1996, and the related consolidated condensed statements of operations for the three month periods ended November 30, 1996 and 1995 and consolidated condensed statements of cash flows for the three month periods ended November 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of August 31, 1996, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity and cash flows for the year then ended (not presented herein); and in our report, dated October 14, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




                                          By:  /s/ Coopers & Lybrand L.L.P.
                                               ----------------------------


                                               COOPERS & LYBRAND L.L.P.



Tulsa, Oklahoma
January 13, 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     During the first quarter of fiscal 1997, the Company recorded net income of $1.5 million as compared to net income of $1.9 million for the first quarter of fiscal 1996. On November 12, 1996, the Company acquired Mallard Bay Drilling, Inc. ("Mallard") and Quail Tools, Inc. ("Quail") (see Note 3 of Notes to Unaudited Consolidated Condensed Financial Statements). The acquisitions were recorded using the purchase method of accounting; accordingly, the results of operations for the first quarter of fiscal 1997 included 18 days of operations for both Mallard and Quail as well as the interest expense and goodwill amortization related to the purchases.

     The first quarter's total revenues of $45.2 million, an increase of $2.5 million from last year's first quarter, included $5.3 million of revenue from Mallard's offshore barge and platform drilling operations and $1.7 million of revenue from Quail's tool rental operations. The offshore drilling revenue was generated primarily by 19 barge rigs under contract in the Gulf Coast region and three barge rigs operating in Nigeria. Tool rental revenue was derived from the rental of premium tools used in difficult well drilling, production and workover operations primarily in the Gulf of Mexico and Gulf Coast land regions.

     Revenue from the Company's traditional land drilling operations decreased $3.9 million compared to last year due principally to lower rig utilization in the Asia Pacific region. In Papua New Guinea, where the Company currently has two of its four contracted rigs on standby rates, revenue decreased due to fewer operating days during the quarter. Revenue also decreased in New Zealand due to the completion in fiscal 1996 of contracts for three rigs. However, two of the rigs have recently resumed operations in New Zealand.

     Revenue from the Company's U.S. land drilling operations increased $2.5 million due to an increase in rig utilization from 56 percent to 81 percent. Most of the increase was due to contracting four additional rigs in Louisiana, where the Company is currently operating six land rigs.

     The Company's land drilling profit margin (revenue less drilling expense) decreased $1.7 million from last year principally as a result of the decreased revenue in the Asia Pacific region. Management anticipates that land drilling profit margins will improve slightly during the remainder of the fiscal year. Management believes that the profit margins generated by Mallard's offshore drilling and Quail's tool rentals during the last 18 days of November are indicative of the margins that will be sustained throughout the second quarter.

     Depreciation, depletion and amortization increased $.9 million due to $1.0 million of depreciation in the first quarter on Mallard's and Quail's assets and $.2 million of goodwill amortization.

---------------------

     Interest expense of $2.6 million consists of interest on $400.0 million of borrowings used to finance the acquisitions and the amortization of the debt issuance fees and costs. Interest income was $.8 million higher due to cash and short-term investment balances averaging approximately $80 million during the first quarter of fiscal 1997 versus approximately $24 million in the first quarter of fiscal 1996.

     Income tax expense, which consists primarily of international taxes, decreased $.4 million due to lower land drilling revenue and profits in certain international countries. The Company anticipates that domestic income generated by Mallard and Quail will be offset by net operating loss carryforwards.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company financed the acquisitions of Mallard and Quail through the issuance of $300.0 million of Senior Notes and a term loan of $100.0 million. Additionally, the Company issued $25.0 million of preferred stock which was converted into 3,056,600 shares of common stock during the second quarter of fiscal 1997.

     Cash and short-term investments increased $9.4 million primarily due to the $387.3 million of cash borrowed, net of discount and issuance costs, exceeding the cash acquisition cost of $374.3 million. Proceeds from the sale of equipment and a portion of the excess borrowings were used to fund capital expenditures which totaled $9.0 million during the first quarter of fiscal 1997.

      The Company anticipates making approximately $75.0 million of capital expenditures in fiscal 1997: approximately $30.0 million each for both land and offshore drilling operations and $15.0 million for tool rental operations, of which $12.5 million is for expansion in Victoria, Texas.

     The $300.0 million Senior Notes, which were sold at a $2.4 million discount, have an interest rate of 9 3/4% and will mature in 2006. The $100.0 million term loan was a part of a commitment from a syndicate of financial institutions to establish a Senior Credit Facility which consists of the term loan and a $45.0 million revolving credit facility.

     The term loan bears interest, at the option of the Company, at prime to prime plus 0.50% or at 1.75% to 2.25% above the one-, two-, three- and six-month LIBOR rate, depending on the Company's debt-to-capital ratio (as defined). The term loan will be repaid in quarterly installments with a final balloon payment on November 30, 2002. The term loan has no prepayment penalty, is guaranteed by the principal subsidiaries of the Company and is secured by substantially all of the assets of the Company and the assets and stock of the Subsidiary Guarantors. The term loan contains customary representations and warranties and will restrict the Company's ability to, among other things, incur indebtedness, merge or sell assets, and make investments. The Company is prohibited from paying dividends and will also be required to maintain certain financial ratios.

-------------------------------

     The revolving portion of the Senior Credit Facility is available for working capital requirements and general corporate purposes. The revolver will terminate on December 31, 1998 and is secured by a first lien on the Company's accounts receivable. Borrowings under the revolver will not be permitted to exceed a borrowing base equal to 80% of the Company's eligible accounts receivable.

     In December 1996, stockholders approved an amendment to the Company's Restated Certificate of Incorporation for the purpose of increasing the authorized number of shares of common stock from 70,000,000 to 120,000,000.

     Management believes that the current level of cash and short-term investments, together with cash generated from operations, should be sufficient to finance the Company's working capital needs and expected capital expenditures during fiscal 1997. Should new opportunities requiring capital arise, the Company may utilize the revolving portion of the Senior Credit Facility or may consider seeking additional equity or long-term debt financing.

                                           PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits:

        Exhibit 15 Letter re Unaudited Interim Financial Information

        Exhibit 27 Financial Data Schedule (EDGAR version only)

(b) Reports on Form 8-K - Parker Drilling Company filed a Form 8-K on September 19, 1996, stating that Parker and Energy Ventures Incorporated had entered into a Stock Purchase Agreement on September 14, 1996, by which Parker will acquire Mallard Bay Drilling, Inc., a wholly-owned subsidiary of EVI principally engaged in the offshore contract drilling business.

        Parker filed a Form 8-K on October 17, 1996, stating that Parker had entered into a Stock Purchase Agreement on October 7, 1996, by which Parker will acquire Quail Tools, Inc. from its former stockholders. Quail is engaged in the tool rental business.

        Parker filed a Form 8-K/A on October 24, 1996, amending the Form 8-K filed on September 19, 1996, to include the Stock Purchase Agreement.

        Parker filed a Form 8-K on November 25, 1996, stating that on November 12, 1996, Parker completed the previously-announced acquisitions of Mallard and Quail.

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



                                                       Parker Drilling Company
                                                       -----------------------
                                                              Registrant



Date:  January 13, 1997


                                           By: /s/James J. Davis
                                               ----------------------------
                                               James J. Davis
                                               Senior Vice President-Finance
                                               and Chief Financial Officer





                                           By: /s/Randy Ellis
                                               ----------------------------
                                               Randy Ellis
                                               Controller and
                                               Chief Accounting Officer