Form 10-Q/A
period 1996-11-30
PARKER DRILLING CO /DE/
filed 1997-03-26
CIK 76321

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1996
                               -------------------------------------------------

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
                               ----------------------    -----------------------
Commission file number 1-7573
                       ---------------------------------------------------------

                           PARKER DRILLING COMPANY
--------------------------------------------------------------------------------
             Exact name of registrant as specified in its charter)

                Delaware                                       73-0618660
--------------------------------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

     8 East Third St., Tulsa, Oklahoma                           74103
--------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (918) 585-8221
                                                   -----------------------------
     Not applicable
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At December 31, 1996, 68,493,182 shares of common stock were outstanding.

                          PART II - OTHER INFORMATION

Items 1 through 5 are not applicable and have been omitted.

Item 6.      Exhibits and Reports on Form 8-K.

             (a)     Exhibits:

                     10.1 Term Loan Agreement between Parker Drilling Company and ING (U.S.) Capital Corporation, dated November 8, 1996.

             (b)     Reports on Form 8-K:

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

                     Parker filed a Form 8-K/A on October 24, 1996, amending the Form 8-K filed on September 19, 1996, to include the Stock Purchase Agreement.

                     Parker filed a Form 8-K on November 25, 1996, stating that on November 12, 1996, Parker completed the previously announced acquisitions of Mallard and Quail.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PARKER DRILLING COMPANY

March 25, 1997

                                            By: /s/ JAMES J. DAVIS
                                                --------------------------------
                                                James J. Davis
                                                Senior Vice President -- Finance
                                                  and Chief Financial Officer


                                            By: /s/ RANDY ELLIS
                                                --------------------------------
                                                Randy Ellis
                                                Controller and Chief Accounting
                                                  Officer

                                 EXHIBIT INDEX



               10.1 Term Loan Agreement between Parker Drilling Company and ING (U.S.) Capital Corporation, dated November 8, 1996.