Form 10-Q
period 1997-02-28
PARKER DRILLING CO /DE/
filed 1997-04-14
CIK 76321

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

                  FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997

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

     As of March 31, 1997, 68,512,525 common shares were outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------




                               PARKER DRILLING COMPANY

                                        INDEX


Part I.  Financial Information                                         Page No.

      Consolidated Condensed Balance Sheets (Unaudited) -
        February 28, 1997 and August 31, 1996                             2

      Consolidated Condensed Statements of Operations (Unaudited) -
        Three and Six Months Ended February 28, 1997 and
        February 29, 1996                                                 3

      Consolidated Condensed Statements of Cash Flows (Unaudited) -
        Six Months Ended February 28, 1997 and February 29, 1996          4

      Notes to Unaudited Consolidated Condensed
        Financial Statements                                            6 - 7

      Report of Independent Accountants                                   8

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             9 - 12


Part II.  Other Information

      Item 4, Submission of Matters to a Vote of Security-Holders        13

      Item 6, Exhibits and Reports on Form 8-K                           13

      Signatures                                                         14

      Exhibit 15, Letter Re Unaudited Interim                            15
       Financial Information

      Exhibit 27, Financial Data Schedule (EDGAR version only)


                        PART 1.  FINANCIAL INFORMATION

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)
                                                  February 28,   August 31,
                                                      1997          1996
                              ASSETS              -----------    ----------
                              ------
Current assets:
  Cash and cash equivalents                         $ 54,597       $ 61,738
  Other short-term investments                         3,151         16,247
  Accounts and notes receivable                       76,059         33,675
  Rig materials and supplies                          15,441         10,735
  Other current assets                                13,410          3,653
                                                    --------       --------
      Total current assets                           162,658        126,048

Property, plant and equipment less accumulated
  depreciation, depletion and amortization of
  $361,875 at February 28, 1997, and $351,714
  at August 31, 1996                                 390,125        124,177

Goodwill, net of accumulated amortization
  of $1,415                                          142,687            -

Other noncurrent assets                               45,026         25,734
                                                    --------       --------
      Total assets                                  $740,496       $275,959
                                                    --------       --------
                                                    --------       --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
  Current portion of long-term debt                 $ 19,680       $    584
  Accounts payable and accrued liabilities            47,267         16,326
  Accrued income taxes                                 6,601          6,217
                                                    --------       --------
      Total current liabilities                       73,548         23,127
                                                    --------       --------

Long-term debt                                       383,089          2,794
                                                    --------       --------
Other long-term liabilities                           10,597          5,990
                                                    --------       --------
Common stock, $.16 2/3 par value                      11,417         10,888
Capital in excess of par value                       280,029        254,955
Retained earnings (accumulated deficit)              (17,523)       (20,338)
Other                                                   (661)        (1,457)
                                                    --------       --------
     Total stockholders' equity                      273,262        244,048
                                                    --------       --------

      Total liabilities and stockholders' equity    $740,496       $275,959
                                                    --------       --------
                                                    --------       --------

    See accompanying notes to consolidated condensed financial statements.

/TABLE

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)
                                Three Months Ended      Six Months Ended
                                ------------------     -----------------
                                Feb. 28,    Feb. 29,   Feb. 28,   Feb. 29,
                                  1997        1996       1997       1996
                                --------    -------    --------   --------
Revenues:
  Land drilling                 $45,189     $36,776    $ 82,774   $ 78,280
  Offshore drilling              26,214         -        31,500        -
  Tool rental                     7,087         -         8,800        -
  Other                             552       1,153       1,166      2,359
                                -------     -------    --------   --------
Total revenues                   79,042      37,929     124,240     80,639
                                -------     -------    --------   --------
Operating expenses:
  Land drilling                  32,166      25,586      58,324     53,987
  Offshore drilling              16,474         -        19,650        -
  Tool rental                     1,686         -         2,025        -
  Other                           1,494       1,429       2,417      2,820
  Depreciation, depletion and
    amortization                 12,714       5,755      19,612     11,606
  General and administrative      4,874       4,939       9,382      9,734
                                -------     -------    --------   --------
Total operating expenses         69,408      37,709     111,410     78,147
                                -------     -------    --------   --------
Operating income                  9,634         220      12,830      2,492

Other income and (expense):
  Interest expense               (9,497)        (22)    (12,107)       (53)
  Interest income                   896         355       2,017        699
  Other income (expense) - net    1,017         836       2,087      1,875
                                -------     -------    --------   --------
Total other income and (expense) (7,584)      1,169      (8,003)     2,521
                                -------     -------    --------   --------
Income before income taxes        2,050       1,389       4,827      5,013
                                -------     -------    --------   --------
Income tax expense                  714       1,038       2,012      2,775
                                -------     -------    --------   --------
Net income                      $ 1,336     $   351    $  2,815   $  2,238
                                -------     -------    --------   --------

Earnings per share,
  primary and fully diluted     $   .02     $   .01    $    .04   $    .04
                                -------     -------    --------   --------
                                -------     -------    --------   --------
Number of common shares used
  in computing earnings per share:

   Primary                    68,813,466  55,978,658  67,504,241  55,863,977
                              ----------  ----------  ----------  ----------
                              ----------  ----------  ----------  ----------
   Fully diluted              68,821,939  56,038,992  67,545,543  55,950,437
                              ----------  ----------  ----------  ----------
                              ----------  ----------  ----------  ----------




    See accompanying notes to consolidated condensed financial statements.

/TABLE


                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                            (Dollars in Thousands)
                                  (Unaudited)

                                                         Six Months Ended
                                                       --------------------
                                                       Feb. 28,     Feb. 29,
                                                          1997        1996
                                                       --------     -------
Cash flows from operating activities:
  Net income                                           $  2,815     $ 2,238
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation, depletion and amortization           19,612      11,606
      Expenses not requiring cash                           628          23
      Change in operating assets and liabilities        (23,078)        847
      Other-net                                          (1,807)     (1,926)
                                                        -------     -------
    Net cash provided by (used in) operating
      activities                                         (1,830)     12,788
                                                        -------     -------
Cash flows from investing activities:
  Capital expenditures                                  (31,776)    (17,850)
  Acquisition of Mallard, net of cash acquired         (309,922)        -
  Acquisition of Quail                                  (66,888)        -
  Proceeds from the sale of equipment                     9,316       4,234
  Decrease (increase) in short-term
   investments                                           13,096      (5,209)
  Other-net                                              (5,126)     (1,140)
                                                        -------     -------
    Net cash provided (used) by investing
      activities                                       (391,300)    (19,965)
                                                       --------     -------
Cash flows from financing activities:
  Proceeds from issuance of debt                        387,274         -
  Principal payments under debt obligations              (1,523)       (275)
  Proceeds from exercise of stock warrants                  -         1,552
  Other                                                     238         (86)
                                                        -------     -------
    Net cash provided by financing
      activities                                        385,989       1,191
                                                        -------     -------

Net change in cash and cash equivalents                  (7,141)     (5,986)

Cash and cash equivalents at
  beginning of period                                    61,738      20,752
                                                        -------     -------
Cash and cash equivalents at
  end of period                                         $54,597     $14,766
                                                        -------     -------
                                                        -------     -------






                   PARKER DRILLING COMPANY AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
               Increase (Decrease) in Cash and Cash Equivalents
                            (Dollars in Thousands)
                                  (Unaudited)




Supplemental cash flow information:
  Interest paid                                        $  3,086    $    109
  Taxes paid                                           $  2,047    $  1,334

  Business acquisitions in November 1996:               Mallard      Quail
                                                        -------      -----
  Working capital, net of cash acquired                $  8,168    $   (765)
  Property, plant and equipment                         232,092      24,099
  Purchase price in excess of net assets
   acquired                                             100,548      43,554
  Other assets                                            1,853         -
  Noncurrent liabilities                                 (7,739)        -
  Preferred stock issued                                (25,000)        -
                                                       --------    --------
    Net cash used in acquisitions                      $309,922    $ 66,888
                                                       --------    --------
Supplemental noncash financing activity:
  In November 1996, the Company issued $25,000,000 of preferred stock, subsequently converted to common stock in December 1996, as a part of the acquisition of Mallard.  (See Note 3.)






























    See accompanying notes to consolidated condensed financial statements.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of February 28, 1997 and August 31, 1996, (2) the results of operations for the three and six months ended February 28, 1997 and February 29, 1996, and (3) cash flows for the six months ended February 28, 1997 and February 29, 1996. Results for the six months ended February 28, 1997, are not necessarily indicative of the results which will be realized for the year ending August 31, 1997. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended August 31, 1996.

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

3. On November 12, 1996, the Company acquired Mallard Bay Drilling, Inc. ("Mallard") and Quail Tools, Inc. ("Quail"). Both were accounted for by the purchase method of accounting.

    The Company acquired all of the outstanding stock of Mallard from Energy Ventures, Inc. ("EVI") for $335.0 million, including acquisition costs, for cash of $310.0 million and $25.0 million of preferred stock which was converted into 3,056,600 shares of common stock during the second quarter of fiscal 1997. The purchase price of Mallard is subject to adjustment for changes in net assets that occurred between the agreement and purchase dates. Mallard owns and operates 34 drilling and workover barges in the shallow waters of the Gulf of Mexico and Nigeria, six platform rigs in the Gulf of Mexico and offshore Peru and six land drilling rigs in Argentina and Peru.

    The Company acquired all of the outstanding stock of Quail for $66.9 million, including acquisition costs. Quail is a provider of premium rental tools used in well drilling, production and workover primarily to companies working in the Gulf of Mexico and Gulf Coast land regions. The excess of purchase price over the fair values of the net assets acquired was $100.5 million for Mallard and $43.6 million for Quail and has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

    The following unaudited pro forma information presents a summary of the second quarter consolidated results of operations of the Company and the acquired entities as if the acquisition had occurred September 1, 1995.

       (Thousands except per share amounts)
                                 Three Months Ended        Six Months Ended
                                 -------------------      -------------------
                                 Feb. 28,   Feb. 29,      Feb. 28,   Feb. 29,
                                   1997       1996          1997       1996
                                 --------   --------      --------   --------
       Revenues                  $ 79,042   $ 61,793      $153,305   $129,551
       Net income                $  1,336   $ (7,044)     $  1,338   $(11,603)
       Earnings per common share $    .02   $   (.12)     $    .02   $   (.20)

4. The Company financed the acquisitions of Mallard and Quail through the issuance of $300,000,000 of Senior Notes and a term loan of $100,000,000. Additionally, the Company issued $25,000,000 of preferred stock which was converted to 3,056,600 shares of common stock during the second quarter of fiscal 1997.

   The $300,000,000 Senior Notes, which were sold at a $2,355,000 discount, have an interest rate of 9 3/4% and will mature in 2006. The $100,000,000 term loan was a part of commitment from a syndicate of financial institutions to establish a Senior Credit Facility which consists of the term loan and a $45,000,000 revolving credit facility.

   The term loan bears interest, at the option of the Company, at prime to prime plus 0.50% or at 1.75% to 2.25% above the one-, two-, three- and six-month LIBOR rate, depending on the Company's debt-to-capital ratio (as defined) and will be paid in quarterly payments, with a final balloon payment on November 30, 2002. The term loan has no prepayment penalty, is guaranteed by the principal subsidiaries of the Company and is collateralized by substantially all of the assets of the Company and the assets and stock of the Subsidiary Guarantors. The term loan contains customary representations and warranties and will restrict the Company's ability to, among other things, incur indebtedness, merge or sell assets and make investments.

   The revolving portion of the Senior Credit Facility is available, subject to the satisfaction of customary borrowing conditions, for working capital requirements and general corporate purposes. The revolver will terminate on December 31, 1998 and will be collateralized by a first lien on the Company's accounts receivable. Borrowings under the revolver will not be permitted to exceed a borrowing base equal to 80% of the Company's eligible accounts receivable. Under the Senior Credit Facility the Company is prohibited from paying dividends and is required to maintain certain financial ratios.

5. On March 7, 1997, the Company filed a registration statement for the registration of 11,565,090 shares of common stock (including a 15 percent over-allotment option), comprised of 8,508,490 primary shares offered by the Company and 3,056,600 secondary shares offered by EVI. Public offerings of 11,203,200 shares have been completed, from which the Company received net proceeds of approximately $61.9 million.

6. On April 8, 1997, the Company signed a letter of intent to acquire substantially all of the assets of Bolifor, S.A., a Bolivian-owned contractor. The Company has agreed to purchase 11 rigs and an inventory of spare parts, tubulars, camps and vehicles located in Bolivia, Paraguay and Argentina.

                       Report of Independent Accountants




To the Board of Directors and Shareholders
Parker Drilling Company

   We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of February 28, 1997, and the related consolidated condensed statements of operations for the three and six month periods ended February 28, 1997 and 1996 and consolidated condensed statements of cash flows for the six month periods ended February 28, 1997 and 1996. These financial statements are the responsibility of the Company's management.


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



Tulsa, Oklahoma
April 14, 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Second Quarter of Fiscal 1997 Compared with Second Quarter of Fiscal 1996

     For the second quarter of fiscal 1997 ending February 28, 1997, the Company recorded net income of $1.3 million as compared to net income of $.4 million for the comparable quarter of fiscal 1996. The second quarter of fiscal 1997 included a full quarter of results from the operations of Mallard and Quail which were acquired November 12, 1996, and accounted for using the purchase method of accounting (see Note 3 of Notes to Unaudited Consolidated Condensed Financial Statements).

     The Company's total revenues increased $41.1 million from last year's second quarter due, in large part, to revenues generated by the acquired operations. Offshore barge and tool rental operations generated revenue of $26.2 million and $7.1 million, respectively, during the second quarter. Included in the land drilling revenues for the second quarter of fiscal 1997 were $3.3 million derived from Argentina rigs that were a part of the Mallard acquisition.

     Revenues from the Company's United States land drilling operations increased $3.9 million due primarily to the average rig utilization rate increasing to 88 percent from last year's 60 percent for the same rigs. All 15 of the United States rigs are under contract and operating as of the end of the quarter.

     Revenues from the Company's international land rigs, excluding Mallard's Argentina rigs mentioned above, increased $1.2 million from last year's second quarter. Areas of increased revenues included New Zealand and Pakistan where the Company resumed operating two rigs in each country. These rigs had completed contracts in early fiscal 1996. An additional rig has been refurbished and will begin operating in Pakistan during the third quarter of fiscal 1997. Revenues from the Company's South America rigs were nearly the same as last year's second quarter as increased operating days in Colombia and Peru offset decreases in Argentina.

     The Company's offshore drilling and tool rental operations generated a combined $15.1 million of profit margin (revenues less direct operating expenses). The land drilling's profit margin of $13.0 million increased $1.8 million from last year due principally to additional utilization and higher day rates for the United States rigs. Management anticipates that international and domestic oil and gas companies will maintain, if not increase, their exploration and development expenditures in the foreseeable future. As a result, management anticipates that day rates and profit margins will continue to improve in both the offshore and land drilling markets.

     Of the $7.0 million increase in depreciation, depletion and amortization, $6.5 million was attributable to depreciation on Mallard and Quail assets and goodwill amortization. Nearly all of the $9.5 million interest expense consisted of interest and amortization of debt issuance fees and costs on $400.0 million of borrowings used to finance the acquisitions.

---------------------

     The $.5 million increase in interest income was due to significantly higher average cash balances in fiscal 1997. Income tax expense decreased $.3 million as increased taxes on higher profits was offset by the reversal of an income tax accrual in a country where the Company terminated operations.



First Six Months of Fiscal 1997 Compared with First Six Months of Fiscal 1996

     The Company reported net income of $2.8 million for the first six months of fiscal 1997, an increase of $.6 million from last year's first six months. As noted in the quarterly comparison, fiscal 1997 included the results of operations from Mallard and Quail beginning on the acquisition date of November 12, 1997.

     Of the $43.6 million increase in total revenues, $40.3 million was attributable to the newly-acquired offshore drilling and tool rental businesses. Land drilling revenues were $4.5 million higher than last year principally due to revenues generated by Argentina land rigs that were a part of the Mallard acquisition. A $6.5 million increase in United States land drilling revenues resulting from higher utilization and day rates was offset by decreased revenues from Papua New Guinea due to two rigs drawing standby revenues in fiscal 1997 as opposed to a full operating rate in fiscal 1996.

     The overall land drilling average utilization rate for the first six months of fiscal 1997 was 65 percent as compared to 60 percent last year. The increase was attributable to an increase in United States average utilization rate from 62 percent to 84 percent. For comparability purposes, last year's percentages have been adjusted to exclude rigs subsequently disposed.

     The Company's offshore drilling and tool rental segments generated combined profit margins of $18.6 million. The $24.5 million profit margin from the land drilling segment was nearly the same as last year.

     Depreciation, depletion and amortization increased $8.0 million due to depreciation expense on Mallard and Quail assets together with goodwill amortization of $1.3 million. Nearly all of the $12.1 million interest expense was due to interest and amortization of debt costs associated with the debt incurred for the acquisitions. Interest income increased $1.3 million due to higher cash balances in fiscal 1997. Income tax expense decreased $.8 million due to the reversal of an accrual in a country where the Company terminated operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash and short-term investments were $57.7 million at February 28, 1997, a decrease of $20.2 million from August 31, 1996. The decrease was primarily due to capital expenditures of $31.8 million. Capital expenditures incurred to date include: the substantial upgrade of barge Rig 74 scheduled to begin work in Nigeria in March 1997; the refurbishment of platform Rig 41 for work in the Gulf of Mexico and barge Rig 60 for work in the transition zones of the U.S. Gulf Coast, both of which are scheduled to begin work during the third quarter; and the upgrade of land Rig 7 which will begin working in Pakistan in April.

     The Company anticipates making approximately $84.0 million of capital expenditures in fiscal 1997, of which $12.5 million is for expansion of tool rental operations in the South Texas market.

     In December 1996, stockholders approved an amendment to the Company's Restated Certificate of Incorporation for the purpose of increasing the authorized number of shares of common stock from 70,000,000 to 120,000,000. On March 7, 1997, the Company filed a registration statement for the registration of 11,565,090 shares (including a 15 percent over-allotment option), comprised of 8,508,490 primary shares offered by the Company and 3,056,600 secondary shares offered by EVI. Public offerings of 11,203,200 shares have been completed, from which the Company received net proceeds of approximately $61.9 million. Such net proceeds will be used to finance capital expenditures and retire a portion of the Company's bank term loan.

     In November 1996, the Company financed the acquisitions of Mallard and Quail through the issuance of $300.0 million of Senior Notes and a term loan of $100.0 million. Additionally, the Company issued $25.0 million of preferred stock to EVI which was converted into 3,056,600 shares of common stock during the second quarter of fiscal 1997.

     The $300.0 million Senior Notes, which were sold at a $2.4 million discount, have an interest rate of 9 3/4% and will mature in 2006. The $100.0 million term loan was a part of a commitment from a syndicate of financial institutions to establish a Senior Credit Facility which consists of the term loan and a $45.0 million revolving credit facility.

     The term loan bears interest, at the option of the Company, at prime to prime plus 0.50% or at 1.75% to 2.25% above the one-, two-, three- and six-month LIBOR rate, depending on the Company's debt-to-capital ratio (as defined). The term loan will be repaid in quarterly installments with a final balloon payment on November 30, 2002. The term loan has no prepayment penalty, is guaranteed by the principal subsidiaries of the Company and is collateralized substantially all of the assets of the Company and the assets and stock of the Subsidiary Guarantors. The term loan contains customary representations and warranties and will restrict the Company's ability to, among other things, incur indebtedness, merge or sell assets, and make investments.

     The revolving portion of the Senior Credit Facility is available for working capital requirements and general corporate purposes. The revolver will terminate on December 31, 1998 and is collateralized by a first lien on the Company's accounts receivable. Borrowings under the revolver will not be permitted to exceed a borrowing base equal to 80% of the Company's eligible accounts receivable. Under the Senior Credit Facility, the Company is prohibited from paying dividends and is required to maintain certain financial ratios.

-------------------------------


     Management believes that the current level of cash and short-term investments, together with net proceeds from the public offering and cash generated from operations, should be sufficient to finance the Company's working capital needs and expected capital expenditures during fiscal 1997. Should new opportunities requiring capital arise, the Company may utilize the revolving portion of the Senior Credit Facility or may consider seeking additional equity or long-term debt financing.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

         The Annual Meeting of Stockholders of the Company was held on December 18, 1996. In addition to the normal re-election of directors and independent accountants, stockholders ratified an amendment to the Company's Restated Certificate of Incorporation for the purpose of increasing the authorized number of shares of common stock from 70,000,000 to 120,000,000.

           The votes were cast on the amendment as follows:

                                       Authority
              For         Against      Withheld      Abstentions     Non-Votes
              ---         -------      --------      -----------     ---------
           55,637,503    1,923,073        0            218,700          0


Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibit                                                      Page

           Exhibit 15 Letter re Unaudited Interim Financial Information  15

           Exhibit 27 Financial Data Schedule (EDGAR version only)

(b) Reports on Form 8-K - Parker Drilling Company filed a Form 8-KA on January 6, 1997, amending the Form 8-K filed on November 12,
          1996, to include financial statement information.




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



                                                       Parker Drilling Company
                                                       -----------------------
                                                              Registrant



Date:  April 14, 1997


                                 By:  /s/ James J. Davis
                                      ----------------------------------------
                                          James J. Davis
                                          Senior Vice President-Finance and
                                          Chief Financial Officer




                                 By:  /s/ Randy Ellis
                                      ----------------------------------------
                                          Randy Ellis
                                          Controller and
                                          Chief Accounting Officer