Form 10-Q
period 1997-05-31
PARKER DRILLING CO /DE/
filed 1997-06-27
CIK 76321

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

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of May 31, 1997, 76,668,155 common shares were outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                            PARKER DRILLING COMPANY

                                     INDEX


Part I.  Financial Information                                                                             Page No.
         Consolidated Condensed Balance Sheets (Unaudited) -
           May 31, 1997 and August 31, 1996                                                                    2

         Consolidated Condensed Statements of Operations (Unaudited) -
           Three and Nine Months Ended May 31, 1997 and
           May 31, 1996                                                                                        3

         Consolidated Condensed Statements of Cash Flows (Unaudited) -
           Nine Months Ended May 31, 1997 and May 31, 1996                                                     4

         Notes to Unaudited Consolidated Condensed
           Financial Statements                                                                              6 - 7

         Report of Independent Accountants                                                                     8

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                               9 - 13


Part II.  Other Information

         Item 6, Exhibits and Reports on Form 8-K                                                             15

         Signatures                                                                                           16

         Exhibit 15, Letter Re Unaudited Interim                                                              17
          Financial Information

         Exhibit 27, Financial Data Schedule (EDGAR version only)



                         PART 1. FINANCIAL INFORMATION

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                     May 31,     August 31,
                                                      1997          1996
                              ASSETS              -----------    ----------
                              ------
Current assets:
  Cash and cash equivalents                         $ 88,798       $ 61,738
  Other short-term investments                         2,877         16,247
  Accounts and notes receivable                       81,005         33,675
  Rig materials and supplies                          16,050         10,735
  Other current assets                                14,161          3,653
                                                    --------       --------
      Total current assets                           202,891        126,048

Property, plant and equipment less accumulated
  depreciation, depletion and amortization of
  $372,530 at May 31, 1997, and $351,714
  at August 31, 1996                                 405,407        124,177

Goodwill, net of accumulated amortization
  of $2,616                                          143,454            -

Other noncurrent assets                               43,849         25,734
                                                    --------       --------
      Total assets                                  $795,601       $275,959
                                                    ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Current portion of long-term debt                 $ 18,084       $    584
  Accounts payable and accrued liabilities            41,255         16,326
  Accrued income taxes                                 5,850          6,217
                                                    --------       --------
      Total current liabilities                       65,189         23,127
                                                    --------       --------

Long-term debt                                       379,565          2,794
                                                    --------       --------
Other long-term liabilities                            9,880          5,990
                                                    --------       --------
Common stock, $.16 2/3 par value                      12,778         10,888
Capital in excess of par value                       340,284        254,955
Retained earnings (accumulated deficit)              (11,626)       (20,338)
Other                                                   (469)        (1,457)
                                                    --------       --------
     Total stockholders' equity                      340,967        244,048
                                                    --------       --------

      Total liabilities and stockholders' equity    $795,601       $275,959
                                                    ========       ========

     See accompanying notes to consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                Three Months Ended     Nine Months Ended

                                 May 31,     May 31,    May 31,    May 31,
                                  1997        1996       1997       1996
                                --------    -------    --------   --------
Revenues:
  Land drilling                 $49,419     $33,986    $132,193   $112,266
  Offshore drilling              32,779         -        64,279        -
  Tool rental                     9,116         -        17,916        -
  Other                             639       1,012       1,805      3,371
                                -------     -------    --------   --------
Total revenues                   91,953      34,998     216,193    115,637
                                -------     -------    --------   --------
Operating expenses:
  Land drilling                  32,110      23,000      90,434     76,987
  Offshore drilling              19,233         -        38,883        -
  Tool rental                     2,957         -         4,982        -
  Other                           1,380       1,216       3,797      4,036
  Depreciation, depletion and
    amortization                 13,262       5,733      32,874     17,339
  General and administrative      4,673       5,460      14,055     15,194
                                -------     -------    --------   --------
Total operating expenses         73,615      35,409     185,025    113,556
                                -------     -------    --------   --------
Operating income (loss)          18,338        (411)     31,168      2,081

Other income and (expense):
  Interest expense               (9,930)        (34)    (22,037)       (87)
  Interest income                 1,101         312       3,118      1,011
  Other income (expense) - net     (334)      1,233       1,753      3,108
                                -------     -------    --------   --------
Total other income and (expense) (9,163)      1,511     (17,166)     4,032
                                -------     -------    --------   --------
Income before income taxes        9,175       1,100      14,002      6,113
                                -------     -------    --------   --------
Income tax expense                3,278         790       5,290      3,565
                                -------     -------    --------   --------
Net income                      $ 5,897     $   310    $  8,712   $  2,548
                                -------     -------    --------   --------

Earnings per share,
  primary and fully diluted     $   .08     $   .01    $    .12   $    .05
                                =======     =======    ========   ========
Number of common shares used
  in computing earnings per
  share:

   Primary                   73,988,916  56,251,437  69,678,303  56,014,726
                             ==========  ==========  ==========  ==========

   Fully diluted             74,057,455  56,290,118  69,779,690  56,219,680
                             ==========  ==========  ==========  ==========




     See accompanying notes to consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                             (Dollars in Thousands)
                                  (Unaudited)

                                                         Nine Months Ended
                                                        May 31,     May 31,
                                                         1997        1996
                                                       --------     -------
Cash flows from operating activities:
  Net income                                           $  8,712     $ 2,548
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation, depletion and amortization           32,874      17,339
      Expenses not requiring cash                         2,910         108
      Change in operating assets and liabilities        (37,189)     (3,678)
      Other-net                                          (1,792)     (2,587)
                                                       --------     -------
    Net cash provided by (used in) operating
      activities                                          5,515      13,730
                                                       --------     -------
Cash flows from investing activities:
  Capital expenditures                                  (60,199)    (26,359)
  Acquisition of Mallard, net of cash acquired         (311,837)        -
  Acquisition of Quail                                  (66,888)        -
  Proceeds from the sale of equipment                    10,418       5,377
  Decrease (increase) in short-term
   investments                                           13,370      (2,696)
  Other-net                                              (5,475)     (1,136)
                                                       --------     -------
    Net cash provided (used) by investing
      activities                                       (420,611)    (24,814)
                                                       --------     -------
Cash flows from financing activities:
  Proceeds from issuance of debt                        387,274         -
  Principal payments under debt obligations              (6,702)       (285)
  Proceeds from common stock offering                    61,477         -
  Proceeds from exercise of stock warrants                  -         1,552
  Other                                                     107         (81)
                                                       --------     -------
    Net cash provided by financing
      activities                                        442,156       1,186
                                                       --------     -------

Net change in cash and cash equivalents                  27,060      (9,898)

Cash and cash equivalents at
  beginning of period                                    61,738      20,752
                                                       --------     -------
Cash and cash equivalents at
  end of period                                         $88,798     $10,854
                                                       ========     =======

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                Increase (Decrease) in Cash and Cash Equivalents
                             (Dollars in Thousands)
                                  (Unaudited)

Supplemental cash flow information:
  Interest paid                                        $ 19,822    $    120
  Taxes paid                                           $  6,076    $  2,556

  Business acquisitions in November 1996:               Mallard      Quail
                                                        -------      -----
  Working capital, net of cash acquired                $  8,168    $   (765)
  Property, plant and equipment                         232,039      24,099
  Purchase price in excess of net assets
   acquired                                             102,516      43,554
  Other assets                                            1,853         -
  Noncurrent liabilities                                 (7,739)        -
  Preferred stock issued                                (25,000)        -
                                                       --------    --------
    Net cash used in acquisitions                      $311,837    $ 66,888
                                                       --------    --------
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

                   PARKER DRILLING COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of May 31, 1997 and August 31, 1996, (2) the results of operations for the three and nine months ended May 31, 1997 and May 31, 1996, and (3) cash flows for the nine months ended May 31, 1997 and May 31, 1996. Results for the nine months ended May 31, 1997, are not necessarily indicative of the results which will be realized for the year ending August 31, 1997. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended August 31, 1996.

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

      The Company acquired all of the outstanding stock of Mallard from Energy Ventures, Inc. ("EVI") for $336.8 million, including acquisition costs, for cash of $311.8 million and $25.0 million of preferred stock which was converted into 3,056,600 shares of common stock during the second quarter of fiscal 1997. Mallard owns and operates 34 drilling and workover barges in the shallow waters of the Gulf of Mexico and Nigeria, four platform rigs in the Gulf of Mexico and four land drilling rigs in Argentina.

      The Company acquired all of the outstanding stock of Quail for $66.9 million, including acquisition costs. Quail is a provider of premium rental tools used in well drilling, production and workover primarily to companies working in the Gulf of Mexico and Gulf Coast land regions. The excess of purchase price over the fair values of the net assets acquired was $102.5 million for Mallard and $43.6 million for Quail and has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

      The following unaudited pro forma information presents a summary of the third quarter consolidated results of operations of the Company and the acquired entities as if the acquisition had occurred September 1, 1995.

        (Thousands except per share amounts)
                                 Three Months Ended        Nine Months Ended
                                 -------------------      -------------------
                                  May 31,    May 31,       May 31,    May 31,
                                   1997       1996          1997       1996
                                 --------   --------      --------   --------
       Revenues                  $ 91,953   $ 58,440      $245,258   $187,991
       Net income                $  5,897   $ (6,854)     $  7,194   $(18,457)
       Earnings per common share $    .08   $   (.12)     $    .10   $   (.31)

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

5. On March 7, 1997, the Company filed a registration statement for the registration of 11,565,090 shares of common stock (including a 15 percent over-allotment option), comprised of 8,508,490 primary shares offered by the Company and 3,056,600 secondary shares offered by EVI. Public offerings of 11,203,200 shares have been completed, from which the Company received net proceeds of approximately $61.5 million.

6. On April 8, 1997, the Company entered into an agreement to acquire substantially all of the assets of Bolifor, S.A., a Bolivian-owned contractor. The assets to be acquired include 11 rigs and an inventory of spare parts, tubulars, camps and vehicles located in Bolivia, Paraguay and Argentina, plus the assignment of three existing drilling contracts. The acquisition is anticipated to be completed in the fourth quarter of fiscal 1997 and the purchase price of $25 million will be funded out of available cash.

7. On May 9, 1997, the Company signed definitive agreements to acquire Hercules Offshore Corporation and Hercules Rig Corp. for $195.0 million in cash. The Hercules companies own seven jackup rigs and three self-erecting platform rigs in the Gulf of Mexico and one additional platform rig on bareboat charter to a firm in Brazil. The transaction is subject to various conditions, including Malaysian regulatory approval and financing by the Company. The Company anticipates the transaction will close in early fiscal 1998. Management anticipates funding the acquisitions through a combination of methods which may include existing cash, the issuance of new debt, including the possibility of a new issue of convertible subordinated debt, borrowings under the current Senior Credit Facility or a possible new credit facility, and the issuance of additional equity if necessary or desirable.

8. On June 16, 1997 barge Rig 52 incurred a blowout and suffered extensive damage. Three employees and a third party service representative were killed. Management is still in the process of determining the amount of salvageable equipment and the amount of insurance proceeds that will be received. It is too early for management to make an estimate of possible losses.

                       Report of Independent Accountants




To the Board of Directors and Shareholders
Parker Drilling Company

      We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of May 31, 1997, and the related consolidated condensed statements of operations for the three and nine month periods ended May 31, 1997 and 1996 and consolidated condensed statements of cash flows for the nine month periods ended May 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



Tulsa, Oklahoma
June 27, 1997

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS
---------------------

Third Quarter of Fiscal 1997 Compared with Third Quarter of Fiscal 1996

      The Company recorded net income of $5.9 million for the third quarter of fiscal 1997 as compared to net income of $ .3 million for the comparable quarter of fiscal 1996. The Company's results of operations were favorably impacted by its Mallard offshore drilling and Quail tool rental businesses that were acquired in November 1996.

      The Company's total revenues increased $57.0 million from last year's third quarter due, in large part, to revenues generated by the acquired businesses. Offshore drilling and tool rental operations accounted for $32.8 million and $9.1 million, respectively, of the increase in revenues. The demand for drilling services in the transition zones of the Gulf of Mexico and Nigeria and the rental demand for specialized drilling equipment in the offshore Gulf of Mexico and Gulf Coast markets continued to strengthen. The revenues generated by the offshore drilling and tool rental businesses in the third quarter compare favorably to the $26.2 million and $7.1 million, respectively, recorded in the second quarter of fiscal 1997.

      The Company experienced a 93% utilization rate on its 23 available barge rigs, which excludes those rigs that are currently cold-stacked. During the quarter, barge Rig 74 commenced operations for Chevron in Nigeria. Additionally, the refurbishment of barge Rig 60 was recently completed and the rig will begin operations during the fourth quarter of fiscal 1997. A recent blowout and fire involving Rig 52 damaged a significant portion of the rig. Until such time as the rig is repaired and returned to service the Company will sustain a loss in revenues.

      Total land drilling revenues increased $15.4 million, primarily due to a 37 percent increase in rig revenue days as compared to the third quarter of fiscal 1996. Principal areas of increased rig utilization included the United States, the Asia Pacific region, Colombia and Peru.

      Revenues from the Company's United States land drilling operations increased $4.4 million from last year due to a 73 percent increase in rig revenue days and improvements in day rates. All 14 of the Company's United States rigs are currently under contract. During the quarter, Rig 238 in Louisiana suffered extensive damage in a blowout and has been removed from the rig fleet. Management anticipates that insurance proceeds will approximate the book value of the lost equipment.

      Revenues from the Latin America region increased $5.1 million primarily due to four additional rigs under contract in Colombia and Peru. Revenue generated by four Argentina land rigs obtained in the Mallard acquisition offset revenue decreases on other rigs in Argentina. Asia Pacific region revenues increased $5.3 million due to additional drilling activity in Pakistan, Papua New Guinea and Indonesia.

---------------------


      The Company's offshore drilling and tool rental operations generated a combined $19.7 million profit margin (revenues less direct operating expenses) during the third quarter of fiscal 1997. The third quarter profit margin of $19.7 million compared to the $15.1 million profit margin for the second quarter reflects a strengthening of the offshore drilling and tool rental markets. Increased utilization and day rates in the land drilling business also generated an additional $6.3 million of profit margin in the third quarter of fiscal 1997 versus the comparable quarter in fiscal 1996.

      Depreciation, depletion and amortization increased $7.5 million due to the additional depreciation and goodwill amortization related to the acquisition of Mallard and Quail. General and administrative expense decreased $ .8 million principally due to one-time expenses associated with personnel reductions recorded last year.

      During the third fiscal quarter, the Company initiated plans to move Partech, its rig manufacturing and service center, from Odessa, Texas to New Iberia, Louisiana. In conjunction with the planned move, the Company evaluated and wrote down to fair market value its properties and inventories in Odessa, recording a $1.4 million expense in other operating expenses.

      Other income and expense includes the $9.9 million interest expense and amortization of debt issuance fees and costs on $400.0 million of borrowings used to finance the Mallard and Quail acquisitions. The $ .8 million increase in interest income was due to significantly higher cash balances due in part to the receipt of $61.5 million in net proceeds from a common stock offering that was completed in early April. Other income (expense) - net decreased $1.6 million principally due to fewer gains on sales of assets this quarter.

      The $2.5 million increase in income tax expense is primarily attributable to current foreign taxes resulting from higher international profits as compared to last year.



First Nine Months of Fiscal 1997 Compared with First Nine Months of Fiscal
1996

      The Company recorded net income of $8.7 million for the first nine months of fiscal 1997, an increase of $6.2 million from the comparable period of fiscal 1996. The Company's results of operations were favorably impacted by the acquisitions of Mallard and Quail.

      Total revenues of $216.2 million represent a $100.6 million increase from the same period last year. The offshore drilling and tool rental businesses accounted for $64.3 million and $17.9 million, respectively, of the increase in revenues. Land drilling revenues increased $19.9 million from the same period last year, of which $10.9 million was from United States operations and resulted from additional rig utilization and improving day rates. The remaining increase was primarily due to $7.1 million of revenues generated from four Argentina land rigs obtained in the Mallard acquisition.

---------------------


      The demand for drilling services in the shallow water transition zones of the Gulf Coast and Nigeria, and the rental demand for specialized drilling equipment in the offshore Gulf of Mexico and Gulf Coast markets, continued to strengthen in the first nine months of fiscal 1997. The revenues generated by the offshore drilling and tool rental businesses generated $8.6 million more revenues in the third quarter as compared to the second quarter of fiscal 1997.

      The Company's offshore drilling and tool rental businesses generated a combined profit margin of $38.3 million for the first nine months of fiscal 1997. The land drilling business profit margin was $6.5 million higher for the first nine months principally due to increased utilization and day rates in the third quarter.

      Increases in interest expense and depreciation, depletion and amortization were attributable to the Mallard and Quail acquisitions in the first quarter of fiscal 1997. Ongoing general and administrative expenses throughout fiscal 1997 have been consistent with fiscal 1996, with the $1.1 million decrease resulting primarily from one-time expenses in fiscal 1996 associated with personnel reductions.

      Interest income increased $2.1 million due to significantly higher cash balances, partially resulting from a common stock offering completed in early April 1997. A $1.4 million decrease in other income (expense) - net resulted from fewer gains on sale of assets. The $1.7 million increase in income tax expense was higher foreign taxes resulting from improved international operations, which was partially offset by a $1.3 million reversal in fiscal 1997 of an income tax accrual in a country where the Company terminated operations.




LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash and short-term investments were $91.7 million at May 31, 1997, an increase of $13.7 million from August 31, 1996. The Company received net proceeds of $61.5 million from a common stock offering in April 1997. Capital expenditures for the first nine months of fiscal 1997 amounted to $60.2 million.

      Capital expenditures incurred to date include: the substantial upgrade of barge Rig 74, which began work in Nigeria in the third quarter; the refurbishments of platform Rig 41, which began work in the Gulf of Mexico in the third quarter, and barge Rig 60, which will begin work in the transition zones of the U.S. Gulf Coast in the fourth quarter; the upgrade of land Rig 7, which has now begun working in Pakistan; and the expenditure of approximately $3.0 million of the $12.5 million budgeted for expansion of tool rental operations in the South Texas market.

-------------------------------


      In November 1996, the Company acquired Mallard for $311.8 million in cash and $25.0 million in convertible preferred stock (that converted into 3,056,600 shares of common stock in the second quarter of fiscal 1997) and Quail for $66.9 million in cash. The Company financed the acquisitions of Mallard and Quail through the issuance of $300.0 million principal amount of 9 3/4% Senior Notes and a term loan of $100.0 million under the Senior Credit Facility.

      The Senior Notes, which were sold at a $2.4 million discount, have an interest rate of 9 3/4% and will mature in 2006. The Senior Notes are guaranteed by the Company's principal subsidiaries. The $100.0 million term loan was a part of a commitment from a syndicate of financial institutions to establish a Senior Credit Facility, which consists of the term loan and a $45.0 million revolving credit facility. The term loan bears interest (7.94% at May 31, 1997), at the option of the Company, at prime to prime plus 0.50% or at least 1.75% to 2.25% above the one-, two-, three- and six-month reserve adjusted LIBOR rate, depending on the Company's Debt-to-Capital Ratio (as defined), and matures on November 30, 2002. Installments of principal and interest are payable quarterly in an amount that provides for the retirement of $10.0 million in fiscal 1997, $14.0 million in fiscal 1998, $12.0 million in each of fiscal 1999 through 2002, with a final payment of $28 million due at maturity. The term loan has no prepayment penalty, is guaranteed by the Company's principal subsidiaries and is secured by substantially all of the assets of the Company and the assets and stock of such subsidiaries.

      The revolving credit facility is available for working capital requirements and general corporate purposes. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80% of eligible accounts receivable. All advances to the Company under the revolving credit facility bear interest, at the option of the Company at prime to prime plus 0.50% or at least 1.75% to 2.25% above the one-, two-, three- and six-month reserve adjusted LIBOR rate, depending on the percentage of the credit used. The revolving credit facility is collateralized by a first lien on the Company's accounts receivable. The revolving credit facility matures on December 31, 1998.

      Each of the 9 3/4% Senior Notes and the Senior Credit Facility contains customary affirmative and negative covenants, including restrictions on incurrence of debt and sales of assets. The Senior Credit Facility prohibits payment of dividends and the indenture for the Senior Notes restricts the payment of dividends.

      On June 6, 1997, the Company entered into an agreement to acquire substantially all of the assets of Bolifor, S.A., a Bolivian-owned contractor, for $25 million. The assets to be acquired include 11 land rigs in Bolivia, Paraguay and Argentina. Management expects the Bolifor acquisition to close in July 1997 and be funded out of available cash.

-------------------------------


     In May 1997, the Company signed definitive agreements to acquire Hercules Offshore Corporation and Hercules Rig Corp. for $195.0 million in cash. The Hercules companies own seven jackup rigs and three self-erecting platform rigs in the Gulf of Mexico and one additional platform rig on bareboat charter to a firm in Brazil. The transaction is subject to various conditions, including Malaysian regulatory approval and financing by the Company. The Company anticipates the transaction will close in the fourth quarter of calendar 1997. Management anticipates funding the acquisitions through a combination of methods which may include existing cash, the possible issuance of convertible debt, borrowings under the current Senior Credit Facility and the issuance of additional equity securities if necessary or desirable.

     With the exception of the acquisition of Hercules, which is expected to be funded as described above, management believes that the current level of cash and short-term investments and cash generated from operations should be sufficient to finance the Company's working capital needs and expected capital expenditures during the remainder of fiscal 1997 and fiscal 1998. Should new opportunities requiring capital arise, the Company may utilize the revolving portion of the Senior Credit Facility or may consider seeking additional equity or long-term debt financing.

Subsequent Event:

     On June 16, 1997, barge Rig 52 incurred a blowout and suffered extensive damage. Three employees and a third party service representative were killed. Management is still in the process of determining the amount of salvageable equipment and the amount of insurance proceeds that will be received. It is too early for management to make an estimate of possible losses.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits:                                                            Page

           Exhibit 10(n) Definitive agreement to acquire Hercules
           Offshore Corporation

           Exhibit 10(o) Definitive agreement to acquire Hercules Rig
           Corp.

           Exhibit 15 Letter re Unaudited Interim Financial Information          17

           Exhibit 27 Financial Data Schedule (EDGAR version only)

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended May 31, 1997.




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



Date:  June 27, 1997


                                 By:  /s/ James J. Davis
                                      ----------------------------------------
                                          James J. Davis
                                          Senior Vice President-Finance and
                                          Chief Financial Officer




                                 By:  /s/ Randy Ellis
                                      ----------------------------------------
                                          Randy Ellis
                                          Controller and
                                          Chief Accounting Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
Exhibit 10(n)     Definitive agreement to acquire Hercules Offshore Corporation

Exhibit 10(o)     Definitive agreement to acquire Hercules Rig Corp.

Exhibit 15        Letter re Unaudited Interim Financial Information

Exhibit 27        Financial Data Schedule (EDGAR version only)