Form 10-K
period 1997-08-31
PARKER DRILLING CO /DE/
filed 1997-10-22
CIK 76321

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1997
                                             ---------------

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

                        COMMISSION FILE NUMBER  1-7573
                                               -------

                            PARKER DRILLING COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                        73-0618660
-------------------------------             --------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

        Parker Building, Eight East Third Street, Tulsa, Oklahoma  74103
       -----------------------------------------------------------------
       (Address of principal executive offices)               (zip code)

       Registrant's telephone number, including area code (918) 585-8221
       -----------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:


                                             Name of each exchange on which registered:
Common Stock, par value $.16 2/3 per share          New York Stock Exchange, Inc.
------------------------------------------   --------------------------------------------
           (Title of class)

          Securities registered pursuant to section 12(g) of the Act:
                                      N/A
          -----------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X  No
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 30, 1997, 76,686,892 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was $1,071.7 million.

                      Documents Incorporated by Reference

Part III, Items 10 through 13       Portions of the Company's definitive Proxy
                                    Statement in connection with its Annual
                                    Meeting to be held December 17, 1997

                               TABLE OF CONTENTS




                                                                                PAGE
                                     PART I
Item 1.          Business                                                         1
Item 2.          Properties                                                      15
Item 3.          Legal Proceedings                                               21
Item 4.          Submission of Matters to a Vote of Security Holders             21
Item 4a.         Executive Officers                                              22



                                    PART II

Item 5.          Market for Registrant's Common Stock and
                 Related Stockholder Matters                                     24
Item 6.          Selected Financial Data                                         24
Item 7.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                   25
Item 8.          Financial Statements and Supplementary Data                     33
Item 9.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                             59



                                    PART III

Item 10.         Directors and Executive Officers of the Registrant              59
Item 11.         Executive Compensation                                          59
Item 12.         Security Ownership of Certain Beneficial Owners
                 and Management                                                  60
Item 13.         Certain Relationships and Related Transactions                  60



                                    PART IV

Item 14.         Exhibits, Financial Statement Schedule and
                 Reports on Form 8-K                                             60
                 Signatures                                                      65

                                     PART I

Item 1. BUSINESS

                              GENERAL DEVELOPMENT

     Parker Drilling Company was incorporated in the state of Oklahoma in 1954 after having been established in 1934 by its founder Gifford C. Parker. The founder was the father of Robert L. Parker, the chairman and a principal stockholder, and the grandfather of Robert L. Parker Jr., president and chief executive officer. In March 1976, the state of incorporation of the Company was changed to Delaware through the merger of the Oklahoma corporation into its wholly owned subsidiary Parker Drilling Company, a Delaware corporation.
Unless otherwise indicated, the term "Company" refers to Parker Drilling Company together with its subsidiaries and "Parker Drilling" refers solely to the parent, Parker Drilling Company.

     The Company is a leading worldwide provider of contract drilling and drilling related services, operating in the transition zones of the Gulf of Mexico and Nigeria, in the offshore waters of the Gulf of Mexico and in international and domestic land oil and gas producing regions. The Company's growth strategy is focused on higher margin offshore and transition zone drilling and workover markets. Consistent with this strategy, in November 1996 the Company acquired (i) Mallard Bay Drilling, Inc. ("Mallard"), the second-largest barge drilling and workover company in the transition zones of the Gulf of Mexico, and (ii) Quail Tools, Inc. ("Quail"), a leading provider of specialized rental equipment for drilling and workover operations, primarily in the Gulf of Mexico. In July 1997 the Company acquired the assets of Bolifor, a leading provider of land contract drilling services in Bolivia. In addition, in May 1997 the Company entered into agreements to acquire the capital stock of Hercules Offshore Corporation and Hercules Rig Corp. (collectively, "Hercules"), together a leading provider of contract drilling and workover services in the shallow waters of the Gulf of Mexico. Such pending acquisition of Hercules is referred to in this report as the "Hercules Acquisition."

     With the closing of the pending acquisition of Hercules, the Company's rig fleet will consist of 34 barge drilling and workover rigs, eight offshore jackup rigs, six offshore platform rigs and 74 land rigs. The Company's barge and jackup rig fleet is dedicated to transition zone waters, which are generally defined as extending from the coast to depths of up to 25 feet. The Company's offshore jackup and platform rig fleets currently operate in the Gulf of Mexico market. The Company's land rig fleet generally consists of premium and specialized deep drilling rigs, with 61 of its 74 land rigs capable of drilling to depths of 15,000 feet or greater. In addition, 21 of the Company's land rigs are helicopter-transportable, thus establishing the Company as the dominant operator in the heli-rig market. The diversity of the Company's rig fleet, both in terms of geographic location and asset class, enables the Company to provide a broad range of services to oil and gas operators around the world and to take advantage of market upturns, while reducing its exposure to downturns in any particular sector or region.

TRANSITION ZONE OPERATIONS

     The Company is a leading provider of contract drilling services in the transition zones of the Gulf of Mexico and Nigeria, where barge rigs are the primary source of drilling and workover services. Barge rigs are mobile drilling and workover vessels that are submersible and are built to work in eight to 25 feet of water. These rigs are towed by tug boats to the drill site with the derrick laid down. The lower hull is submerged by flooding until it rests on the sea floor. The derrick is then raised and drilling or workover operations are conducted with the barge in this position.

Domestic Barge Drilling

     The Company's principal domestic market for its barge drilling rigs is the transition zones of the Gulf of Mexico, primarily in Louisiana and, to a lesser extent, Alabama and Texas, where conventional jackup rigs are unable to operate. This area historically has been the world's largest market for shallow water barge drilling. The Company is the second largest operator of barge drilling rigs in this market, with 15 drilling barges. Barge rigs are also employed inland in lakes, bays, rivers and marshes.

     The barge market in the transition zones of the Gulf of Mexico has undergone significant attrition and consolidation in recent years, with the number of drilling rigs declining from over 120 in the early 1980s to approximately 55 today, and the number of competitors decreasing over the same period from more than 30 to only two significant contractors. Drilling and workover activity has been increasing in the Gulf of Mexico transition zones, spurred by (i) the increased use of 3-D seismic technology that has resulted in the identification of previously undiscovered drilling prospects and (ii) the settlement of a royalty dispute between the State of Louisiana and Texaco, the region's largest leaseholder. It is estimated that Texaco holds approximately 45% of the shallow water leases in Louisiana. Pursuant to a settlement reached in March 1994, Texaco agreed to invest approximately $150 million to drill in Louisiana over a five-year period. Higher natural gas prices have also significantly contributed to this increased drilling and workover activity.
The recent increase in drilling and workover activity in the Gulf of Mexico has resulted in a significant increase in dayrates and utilization for the Company's rigs. For the period from November 12, 1996 through August 31, 1997, the Company's marketable deep drilling barge rigs averaged 98% utilization and an average dayrate of $15,660. As of September 30, 1997, 88% of the Company's marketable deep drilling barge rigs were in operation at an average dayrate of $18,985.

     The Company believes that international markets, in which jackup rigs have historically been utilized for transition zone drilling, will utilize an increasing number of barge rigs over the next several years, primarily rigs currently or formerly employed in the Gulf of Mexico transition zone market and newly constructed rigs. Once a barge rig has been modified for international service, it may not be feasible to return to service in certain areas of the Gulf of Mexico transition zone market because the modifications restrict the ability of the rig to navigate inland waterways.

Domestic Barge Workover and Shallow Drilling

     The Company is the leading provider of domestic barge workover services in the transition zone of the Gulf of Mexico. The Company's domestic barge workover and shallow drilling business is based in the same geographical area as its barge drilling business. The same factors that have affected the structure of the barge drilling sector also have affected this sector, including considerable consolidation of competitors and reduction of available rigs since the early 1980s. In June 1997 the Company was awarded a one-year extension of its exclusive alliance to provide barge rig completion and workover services to Texaco in the transition zones of the Gulf of Mexico.

International Barge Drilling

     The Company has focused its international barge drilling efforts in the transition zones of West Africa, where it is one of the leading providers of barge drilling services in Nigeria, with three of the eight rigs in the market. International markets are particularly attractive due to the availability of long-term contracts and the opportunity to earn dayrates higher than domestic rates. The Company believes that international markets, in which jackup rigs have historically been utilized for offshore drilling, will utilize an increasing number of barge rigs over the next several years and that these will come primarily from rigs currently or formerly employed in the Gulf of Mexico transition zones. The most promising international barge drilling markets are currently located in the transition zones of Venezuela, Indonesia, Tunisia, Middle East, the Caspian Sea and West Africa.

     The Company is one of the largest barge rig operators in the transition zones of Nigeria. The Company has operated in Nigeria since 1991 and currently operates three barge rigs under long-term contracts at an average dayrate of $26,444. The Company has recently received a letter of intent, subject to the execution of a definitive agreement, from one of its present customers in Nigeria for a five-year drilling contract in the transition zones of Nigeria, which will require the construction of a new drilling barge at an estimated cost of $25 million. One of the Company's drilling rigs, which previously operated offshore Nigeria, is currently undergoing modifications at a shipyard in New Iberia, Louisiana.

Offshore Operations

Jackup Drilling

     Pursuant to the Hercules Acquisition, the Company will acquire seven shallow water jackup rigs. As of September 30, 1997, six of the rigs were in active service at 100% effective utilization, with an average dayrate of $26,433. The seventh rig is in a shipyard undergoing modification and is expected to be in service in January 1998. The Hercules jackup rigs are mobile, self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the hull, which contains the drilling equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. Five of the rigs are cantilever design, a feature that permits the drilling platform to be extended out from the hull, allowing drilling and workover operations to be performed over existing platforms or structures. Jackup rigs with the cantilever feature historically have achieved higher dayrates and utilization levels. The other two rigs are slot-type design configured for the drilling operations to take place through a keyway in the hull. These two rigs have the added capability of operating in eight feet of water. Four of the seven jackup rigs are mat-supported rigs and three are independent leg rigs. The Hercules rigs are capable of drilling to maximum depths of 25,000 feet and in water depths of up to 215 feet.

     The Hercules Acquisition will further expand and complement the Company's business in the Gulf of Mexico shallow water market and will augment the Company's existing platform rig business.

Platform Drilling

     The Hercules Acquisition will add three modular self-erecting rigs to the Company's current fleet of three. These platform rigs consist of drilling equipment and machinery arranged in modular packages that are transported to and self- erected on fixed offshore platforms owned by oil companies. The Company believes that the modular self-erecting design of the platform rigs provides a competitive advantage due to lower mobilization costs and smaller "footprint." The Company intends to expand its presence in the platform rig market through the refurbishment of its cold-stacked rig and through the acquisition or construction of additional rigs.

LAND OPERATIONS

General

     The Company is a leading international provider of land contract drilling services. The Company's land drilling operations specialize in the drilling of deep and difficult wells and drilling in remote and harsh environments. Since beginning operations in 1934, the Company has operated in 49 foreign countries and throughout the United States, making it one of the most geographically diverse land drilling contractors in the world.

International Operations

     The Company's international land drilling operations are focused primarily in South America and the Asia Pacific region, where it specializes in drilling that requires equipment specially designed to be transported by helicopter or all-terrain vehicles into remote access areas such as jungle, mountainside or desert locations. Management believes that the Company's 21 heli-rigs, with technologically advanced pumps and power generation systems that are capable of drilling difficult wells in excess of 15,000 feet, have established the Company as the dominant operator in the heli-rig market, with what the Company estimates to be a 75% worldwide market share. The Company traditionally has been a pioneer in frontier areas and is currently working for or has recently worked for operators in China, Russia, Kazakhstan and Vietnam.

     In recent years, many major and independent oil companies have directed a greater portion of their exploration budgets to foreign markets. This is particularly true in South America and the Asia Pacific region, where the demand for land rigs has increased significantly. The Company has benefitted from this trend due to its long-standing presence in these markets and has been able to deploy rigs under longer term contracts at higher dayrates and operating margins than in its domestic operations. Management believes that the demand for drilling services in international markets will continue to grow as demand for oil and gas increases and countries dependent on oil and gas revenues seek to increase their production. The Company intends to capitalize on its global presence and substantial international experience to pursue growth opportunities in both current and developing markets.

    International markets differ from the domestic market in terms of competition, nature of customers, equipment and experience requirements. The majority of international drilling markets have the following characteristics:
(i) a small number of competitors; (ii) customers who are major, large independent or foreign national oil companies; (iii) drilling programs in remote locations requiring drilling equipment with a large inventory of spare parts and other ancillary equipment; and (iv) drilling of difficult wells requiring considerable experience.

     South America. The Company has 33 rigs located in the South American drilling markets of Colombia, Argentina, Paraguay, Peru and Bolivia. The Company's rigs have been upgraded to meet the demands of deep, difficult drilling in these areas. Most of these rigs are currently under contract to major or national oil companies at attractive dayrates. The Company anticipates it will continue to relocate rigs to the South American market to meet increased demand for drilling.

     Asia Pacific Region. The Company operates 13 of its fleet of 21 helicopter transportable rigs in the Asia Pacific region due to the remoteness of the mountainside and jungle drilling performed in this region. The Company entered the Indonesian geothermal market in 1995. In 1996, the Company became the first land drilling contractor to enter the Vietnam market subsequent to the liberalization of Vietnam's trading policy and the lifting of restrictions on doing business with Vietnam. Also in 1996, the Company formed an alliance with the national drilling company in China pursuant to which Parker is providing project management assistance and rig supervisory personnel to western oil companies in conjunction with the Company's Chinese partner. The Company has the longest presence of any foreign drilling contractor in China, beginning with its first contract in 1980.

     Africa and the Former Soviet Union. Seven of the Company's rigs are currently located in the markets of Africa and the former Soviet Union. After becoming the first western drilling contractor to enter the Russian drilling market in 1991, expansion of the Company's business in this country has been hampered by bureaucratic inefficiencies, constantly changing tax and other laws and political issues that have retarded the investment of capital by major and large independent oil companies in Russia. As a result, the Company has relocated three of its drilling rigs and is in the process of relocating its remaining drilling rig from Russia to Kazakhstan. As anticipated, the recently announced agreement regarding the pipeline to be built to accommodate incremental production from the Tengiz field in Kazakhstan has already increased exploration efforts in this region. In addition to operating the Company's own rigs, the Company recently was awarded a five-year alliance contract by the operator of the Tengiz field to operate and maintain its rigs, including the provision of expatriate and local drilling crews and management of its warehouse, drilling base and mobile equipment fleet.

Domestic Operations

     In the United States, the Company operates land rigs in the Gulf Coast, Rocky Mountain and Mid-Continent regions and the arctic region of Alaska. Industry conditions in the United States land drilling market have recently improved after having been depressed though most of the 1980s and early 1990s. The improved market conditions have resulted in both increased rig utilization and dayrates and shortages for certain types of rigs in certain markets. The increased drilling activity has been reflected in a greater demand for rigs of all depth capabilities, in particular deep drilling rigs such as those owned by the Company. The recent market improvements have been a result of a combination of a general consolidation trend in the industry, high and more stable oil and natural gas prices and improvements in exploration technology, in particular the greater use of 3-D seismic data and horizontal drilling.

     Of the Company's 14 rigs located in the United States, 13 are SCR electric, six are equipped with top drive units and all are capable of drilling in excess of 15,000 feet. Traditionally, the Company has differentiated itself from its domestic competitors by specializing in the drilling of deep and difficult wells.

Specialty Services

     Helicopter Transportable Rigs. The Company specializes in difficult wells and drilling in remote areas and harsh environments, primarily in international locations. A significant factor contributing to the Company's success in obtaining drilling contracts in remote areas is the use of rigs that are transportable by air, land and water. These rigs have been specially designed and constructed by the Company for quick assembly and disassembly under the proprietary designations "Heli-Hoist(R)" rig, Transportable By Anything(R) ("TBA(R)) rig and All-Terrain ("AT2000E(R)") rig. Management believes that the Company's 21 helicopter rigs comprise approximately 75% of the operational helicopter transportable rigs worldwide. The Heli-Hoist(R), TBA(R) and AT2000E(R) rigs allow the Company to perform drilling operations in remote and otherwise inaccessible locations such as jungle areas, mountainous areas and offshore platforms.

     Deep Drilling. During the U.S. drilling boom of the late 1970s and early 1980s the Company developed its specialty of deep and difficult drilling, primarily in the Anadarko Basin of Western Oklahoma and the Overthrust Region in the Rocky Mountains. The majority of the expansion of the Company's domestic fleet was built around this deep gas drilling. The Company's largest drilling rig is rated in excess of 35,000 feet.

     During the last several years, drilling activity has shifted from domestic deep gas drilling to international deep oil and gas drilling. While international deep drilling is generally in the range of 15,000 feet to 20,000 feet as opposed to the domestic deep drilling which often exceeds 20,000 feet, the Company has benefitted in the international arena from the development of this expertise, particularly in the deep drilling markets of the Cusiana and Cupiagua fields of Colombia and in northern Argentina.

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

RENTAL TOOLS

          Quail, based in New Iberia, Louisiana, is a provider of premium rental tools used for land and offshore oil and gas drilling and workover activities. Approximately 70% of Quail's equipment is utilized in offshore and coastal water operations. Since its inception in 1978, Quail's principal customers have been major and independent oil and gas exploration and production companies.

     Quail rents specialized equipment utilized in difficult well drilling and production and workover applications. Quail offers a full line of drill pipe, drill collars, tubing, high-and low-pressure blowout preventers, choke manifolds, casing scrapers and cement and junk mills. During fiscal 1997, Quail entered into a contract with a major oil company to be its preferred provider of rental tools to the land and offshore Texas markets. The Company expects to open prior to year-end a new rental tool facility in Victoria, Texas, in order to service the increasing demand for tools in that region. Approximately 60% of Quail's revenues are realized from rentals for production and workover activities.

     The rental tool industry is currently experiencing increasing demand due to the trend toward outsourcing by oil companies of noncore equipment and services and the significant increase in drilling activity in the Gulf of Mexico. In recent years, major and independent oil companies have liquidated certain ancillary drilling equipment in an effort to improve drilling efficiencies and returns on drilling programs. In addition, drilling activity has increased substantially in the Gulf of Mexico, causing an increase in dayrates for drilling rigs and a further increase in the demand for rental tools. The Company believes that Quail will benefit from such trends.

     During the past three years, Quail has experienced significant growth in revenues and earnings due in general to the growth trends in the oil and gas industry and specifically to the increased production and drilling activity in the Gulf of Mexico and the movement within the industry towards fewer or single source vendors. Quail derives equipment rental revenue primarily from the daily rental charges for its tools, pipe, and related equipment and to a lesser extent by charging customers for ancillary parts and repairs, transportation of the rental items to the customer's location, inspection of rental items as specified by the customer, items it sub-rents from other rental tool companies, the disposal of waste removed from the rental items after their use, and the cost of rental items lost or damaged beyond repair. The operating costs associated with Quail's rentals consist primarily of expenses associated with depreciation, transportation, inspection, maintenance and repair, and related direct overhead.

                              PENDING ACQUISITIONS

The Hercules Acquisition

    On May 9, 1997, the Company executed a definitive stock purchase agreement (the "HOC Agreement") to acquire all of the outstanding capital stock of Hercules Offshore Corporation, a Texas corporation ("HOC"), and a definitive stock purchase agreement (the "HRC Agreement") to acquire all of the outstanding capital stock of Hercules Rig Corp., a Texas corporation ("HRC") and an affiliate of HOC (HOC and HRC being collectively referred to as "Hercules"), for $145 million and $50 million, respectively. The purchase prices for the acquisitions are subject to adjustment for certain debt assumed by the Company, for capital expenditures incurred and for levels of working capital at closing. Currently, Hercules owns three self-erecting platform rigs and seven offshore jackup rigs.

     Under the terms of the HOC Agreement, Trenergy (Malaysia) BHD ("Trenergy"), the sole shareholder of HOC, and the Company have agreed to indemnify the other in certain circumstances. The closing of the HOC Agreement is subject to certain conditions, including approval of the transaction by the Malaysian Securities Commission and the Kuala Lumpur Stock Exchange and obtaining of the requisite approval of the shareholders of Trenergy. Under certain circumstances, if the Company fails to consummate the transaction, the Company will be obligated to pay Trenergy $5 million. Trenergy also is obligated to pay the Company $5 million if it fails to close the transaction under certain circumstances. The HOC Agreement is terminable by either party if the transaction fails to close by December 31, 1997.

     The closings of the HOC Agreement and the HRC Agreement are further conditioned on the closing of the other. The closing of the transaction is expected to occur in the fourth quarter of calendar 1997. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Liquidity and Capital Resources."

                                   CUSTOMERS

     The Company believes it has developed an international reputation for providing efficient, quality drilling services. A key for advancing the Company's business strategy is maintaining and developing relationships and strategic alliances with its customers. An increasing number of the Company's customers have been seeking to establish exploration or development drilling programs based on partnering relationships or alliances with a limited number of preferred drilling contractors. Such relationships or alliances can result in longer term work and higher efficiencies that increase profitability for drilling contractors at a lower overall well cost for oil companies. The Company is currently a preferred contractor for operators in certain domestic and international locations, which management believes is a result of the Company's quality, service and experience.

     The Company's drilling customer base consists of major, independent and foreign national oil and gas companies. The Company's largest customer accounted for approximately 13% of total revenues for fiscal year 1997, and its two largest customers accounted for 19% and 18% of total revenues for fiscal year 1996 and 22% and 13% of total revenues for fiscal year 1995.


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

     After a decade of low domestic land drilling activity, fiscal 1997 has seen an improved market. Dayrates on domestic contracts have increased significantly, thereby providing improved profit margins over prior years. The Company has redeployed five of its domestic land rigs to the active Gulf Coast market where dayrates and profit margins are more attractive. International and offshore dayrates and profit margins continue to be more favorable than those for domestic land operations. Because of the difficult remote drilling sites encountered internationally, specialized equipment is often required, sometimes resulting in additional modification or construction costs which are generally offset by favorable dayrates for the Company. Substantially all the international contracts provide for payment in U.S. dollars, with a minimum local currency portion to cover local expenditures.

                                  COMPETITION


     Demand in the offshore drilling markets serviced by the Company has significantly improved from previous years. In the Gulf of Mexico barge drilling and workover markets, the Company competes primarily with Falcon Drilling Company, Inc. However, a few small contractors remain, principally in the barge workover market.

     Management believes that Quail is one of the four leading rental tool companies in the offshore Gulf of Mexico. A number of Quail's competitors in the Gulf of Mexico and in the Gulf Coast land markets are substantially larger than, and have greater financial resources than, Quail.

     Management believes that Hercules is the second largest shallow water drilling company in the Gulf of Mexico. This market is characterized by effectively full utilization and rising dayrates. While competitive, none of the jack-up rig companies have experienced difficulty in obtaining contracts for their rigs in recent months.

     The land drilling market is generally more competitive than the offshore market due to the larger number of rigs and companies. Drilling contracts are generally awarded on a competitive bid basis and, while an operator may consider factors such as quality of service and type and location of equipment as well as the ability to provide ancillary services, price and availability of equipment are significant factors in determining which contractor is awarded a job. In international markets, experience in operating in certain environments and customer alliances have also been factors in the selection of the Company in certain cases, as well as the Company's patented drilling equipment for remote drilling projects. The Company believes that the market for land drilling contracts will continue to be competitive for the foreseeable future. Certain of the Company's competitors have greater financial resources than the Company, which may enable them to better withstand industry downturns, to compete more effectively on the basis of price, to build new rigs or to acquire existing rigs.


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

     Fifteen employees are involved in the Company's research and development activities. The costs associated with the Company's research and development efforts are not significant.



                                   EMPLOYEES

     At August 31, 1997, the Company employed 4,313 persons, up 116% from the 1,993 employed at August 31, 1996. The following table sets forth the composition of the Company's employees:

                                                          August 31,
                                                      ----------------
                                                       1997       1996
                                                      ------     -----
      International Land Drilling Operations           2,286     1,458
      Domestic Land Drilling Operations                  413       331
      Offshore Drilling Operations                     1,355        --
      Tool Rental Operations                              68        --
      Corporate and Other Domestic                       191       204





                     RISKS AND ENVIRONMENTAL CONSIDERATIONS

     The U.S. Gulf Coast market, and particularly the shallow water areas where the Company's contract drilling service operations are concentrated, are ecologically sensitive. As a result, environmental issues have led to higher drilling costs, a more difficult and lengthy well permitting process and, in general, have adversely affected decisions of the oil companies to drill in these areas. U.S. laws and regulations applicable to the Company's operations include those controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment, or otherwise relating to the protection of the environment. The Company, as an operator of drilling rigs in navigable U.S. waters and certain offshore areas, may be liable for damages and costs incurred in connection with oil spills for which it is held responsible, subject to certain limitations. An oil spill in a wetland or inland waterway could produce substantial damage to the environment, including wildlife and ground water. Laws and regulations protecting the environment have become more stringent in recent years, and may, in certain circumstances, impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company which were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of the new requirements could have a material adverse effect on the Company.

    The drilling of oil and gas wells is subject to various federal, state, local and foreign laws, rules and regulations. The Company, as an owner or operator of both onshore and offshore facilities operating in or near waters of the United States, may be liable for the costs of removal and damages arising out of a pollution incident to the extent set forth in the Federal Water Pollution Control Act, as amended by the Oil Pollution Act of 1990 ("OPA") and the Outer Continental Shelf Lands Act. In addition, the Company may also be subject to applicable state law and other civil claims arising out of any such incident. Certain of the Company's facilities are also subject to regulations of the Environmental Protection Agency ("EPA") that require the preparation and implementation of spill prevention, control and countermeasure plans relating to possible discharge of oil into navigable waters. Other regulations of the EPA may require certain precautions in storing, handling and transporting hazardous wastes. State statutory provisions relating to oil and natural gas generally include requirements as to well spacing, waste prevention, production limitations, pollution prevention and cleanup, obtaining drilling and dredging permits and similar matters. The Company believes that it is in substantial compliance with such laws, rules and regulations.

     The OPA and regulations promulgated pursuant thereto impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party of oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a responsible party for an Outer Continental Shelf facility must pay all spill removal costs incurred by a federal, state or local government. The OPA establishes liability limits (subject to indexing) for offshore drilling rigs. If functioning as an offshore facility, the offshore drilling rigs are considered "tank vessels" for spills of oil on or above the water surface, with liability limits of $1,200 per gross ton or $10 million. To the extent damages and removal costs exceed this amount, the offshore drilling rigs will be treated as an offshore facility and the offshore lessee will be responsible up to higher liability limits for all removal costs plus $75 million. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA. The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility (to cover at least some costs in a potential spill) and preparation of an oil spill contingency plan. Amendments to the OPA adopted earlier in 1997 reduced the amount of financial responsibility required for "offshore facilities" from $150 million to $35 million, but such amendments did not reduce the amount of financial responsibility required for "tank vessels." Since the Company's offshore drilling rigs are typically classified as tank vessels, the recent amendments to the OPA are not expected to have a significant effect on the Company's operations. A failure to comply with ongoing requirements or inadequate cooperation in a spill may even subject a responsible party to civil or criminal enforcement actions.

     In addition, the Outer Continental Shelf Lands Act authorized regulations relating to safety and environmental protection applicable to lessees and permittees operating on the Outer Continental Shelf. Specific design and operational standards may apply to Outer Continental Shelf vessels, rigs, platforms, vehicles and structures. Violations of environmental-related lease conditions or regulations issues pursuant to the Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or citizen prosecution.


     All of the Company's operating domestic barge drilling rigs have zero discharge capabilities as required by law. In addition, in recognition of environmental concerns regarding dredging of inland waters and permitting requirements, the Company conducts negligible dredging operations and approximately two-thirds of the Company's offshore drilling contracts involve directional drilling, which minimizes the need for dredging. However, the existence of such laws and regulations has had and will continue to have a restrictive effect on the Company and its customers.

     The drilling industry is dependent on the demand for services from the oil and gas exploration and development industry and, accordingly, is affected by changes in laws relating to the energy business. The Company's business is affected generally by political developments and by federal, state, local and foreign laws and regulations that may relate directly to the oil and gas industry. The adoption of laws and regulations, both domestic and foreign, that curtail exploration and development drilling for oil and gas for economic, environmental and other policy reasons may adversely affect the Company's operations by limiting available drilling opportunities.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company historically has operated in only one segment, land-based contract drilling services. The acquisitions of Mallard and Quail significantly diversified the Company's businesses, adding offshore drilling and tool rental segments. Information about the Company's business segments and operations by geographic areas for the three years ended August 31, 1997, is set forth in
Note 8 of Notes to Consolidated Financial Statements.


Item 2.  PROPERTIES

     The Company owns and occupies a ten-story building in downtown Tulsa, Oklahoma, as its home office. Additionally, the Company owns and leases office space and operating facilities in various locations, but only to the extent necessary for administrative and operational functions.

Land Rigs. During fiscal 1997, the Company added 11 land rigs through the Bolifor acquisition and four land rigs through the Mallard acquisition, sold one domestic and one international rig, released a leased rig and retired a rig damaged in a blowout. The following table shows, as of August 31, 1997, the locations and drilling depth ratings of the Company's 74 land rigs:

                                              Drilling Depth Rating in Feet
                                  ---------------------------------------------------
                                  10,000
                                    or                                 Over
                                   less    15,000   20,000   25,000   25,000     TOTAL
                                  ------   ------   ------   ------   ------     -----
INTERNATIONAL:
  South America                       6       10       10        3        4       33
  Asia Pacific                        4        3       11        2       --       20
  Africa and the Former
   Soviet Union                       3        2        2       --       --        7
                                   ----     ----     ----     ----     ----     ----

Total International                  13       15       23        5        4       60
                                   ----     ----     ----     ----     ----     ----


DOMESTIC:
  Gulf Coast                         --       --        1       --        4        5
  Rocky Mountains                    --       --        2       --        2        4
  Mid-Continent                      --       --        4       --       --        4
  Alaska                             --       --       --       --        1        1
                                   ----     ----     ----     ----     ----     ----

Total Domestic                       --       --        7       --        7       14
                                   ----     ----     ----     ----     ----     ----

TOTAL                                13       15       30        5       11       74
                                   ====     ====     ====     ====     ====     ====

Barge Rigs. The following schedule shows the Company's barge rigs as of August 31, 1997.


                                                            Maximum
                                           Year Built       Drilling
                                             or Last         Depth
                             Horsepower    Refurbished       (Feet)         Status(1)
                             ----------    -----------      --------        ---------
Deep Drilling:
  Rig No. 50 ................   2,000          1993          25,000          Active
  Rig No. 51 ................   2,000          1993          25,000          Active
  Rig No. 52 (2).............   2,000          1993          25,000         Stacked
  Rig No. 53 ................   1,600          1995          20,000          Active
  Rig No. 54 ................   2,000          1995          30,000          Active
  Rig No. 55 ................   2,000          1993          30,000          Active
  Rig No. 56 ................   2,000          1992          30,000          Active
  Rig No. 57 ................   1,500          1997          20,000          Active
  Rig No. 58 ................   3,000          1982          30,000         Stacked
  Rig No. 59 ................   3,000          1972          30,000         Stacked
  Rig No. 60 ................   3,000          1997          30,000          Active

Intermediate Drilling:
  Rig No.  8 ................   1,700          1995          15,000          Active
  Rig No. 12 ................   1,200          1990          14,000          Active
  Rig No. 17 ................   1,200          1993          13,000          Active
  Rig No. 21 ................   1,200          1995          14,000          Active

Heavy Workover and Shallow Drilling:
  Rig No.  5 ................     800          1991             -           Stacked
  Rig No. 10 ................     800          1978             -           Stacked
  Rig No. 15 ................     800          1991             -           Stacked
  Rig No. 16 ................     800          1994          11,500          Active
  Rig No. 18 ................     800          1993          11,500          Active
  Rig No. 20 ................     800          1995          11,500          Active
  Rig No. 23 ................   1,000          1993          13,000          Active
  Rig No. 24 ................   1,000          1992          13,000          Active
  Rig No. 25 ................   1,000          1993          13,000          Active
  Rig No. 27 ................     800          1987             -           Stacked
  Rig No. 28 ................     800          1987             -           Stacked

Workover and Other:
  Rig No.  6 ................     700          1995             -            Active
  Rig No.  7 ................     700          1995             -            Active
  Rig No.  9 ................     650          1996             -            Active
  Rig No. 26 ................     650          1996             -            Active

                                                            Maximum
                                            Year Built      Drilling
                                              or Last        Depth
                              Horsepower    Refurbished      (Feet)        Status(1)
                              ----------    -----------     --------       ---------
Deep Drilling:
  Rig No. 71 (3).............   3,000          1994          30,000         Shipyard
  Rig No. 72 ................   3,000          1991          30,000          Active
  Rig No. 73 ................   3,000          1991          30,000          Active
  Rig No. 74 ................   3,000          1997          30,000          Active

--------------------

(1) "Active" denotes that the rig is currently under contract or available for contract. "Stacked" denotes that the rig is currently cold stacked and would need to be refurbished at a significant cost before being placed back into service.

(2) On June 16, 1997, Rig No. 52 suffered extensive damage when a well on which it was working suffered a blowout and fire.

(3)  Rig 71 is being refurbished for service in an international location.


Platform Rigs. The following table shows the Company's platform rigs as of August 31, 1997.


                                             Maximum
                              Year Built     Drilling
                                or Last       Depth
                 Horsepower   Refurbished     (Feet)        Status(1)
                 ----------   -----------    --------       ---------
  Rig No. 41E .... 1,000         1997        12,500           Active
  Rig No. 42E..... 1,000         1996        12,500           Active
  Rig No. 47 .....   750         1993        11,000          Stacked



--------------------
(1) "Active" denotes that the rig is currently under contract or available for contract. "Stacked" denotes that the rig is currently cold stacked and would need to be refurbished at a significant cost before being placed back into service.

Jackup rigs.  The Company has one jackup rig as of August 31, 1997.


                                              Maximum   Maximum
                                               Water    Drilling
                                               Depth     Depth
                               Design(1)       (Feet)    (Feet)      Status(2)
                               ---------      --------  --------     ---------
  Rig No. 43 .......  Sun Contractors (IC)       55          -         Stacked


-----------------
(1)  IC--independent leg, cantilevered.

(2) "Active" denotes that the rig is currently under contract or available for contract. "Stacked" denotes that the rig is currently cold stacked and would need to be refurbished at a significant cost before placed back into service.

     The following table presents utilization rates for the Company's barge rigs for fiscal year 1997 beginning at the November 12, 1996 acquisition date of Mallard. The table also presents average dayrates as of September 30, 1997.


                                                                    1997
                                                                    ----
Transition Zone Rig Data

Domestic barge deep drilling:
  Rigs available for service (1)                                       7.8
  Utilization rate of rigs available for service (2)                    98%
  Dayrate                                                          $18,985
  Cold stacked rigs (1)                                                3.0

Domestic barge intermediate drilling:
  Rigs available for service (1)                                       4.1
  Utilization rate of rigs available for service (2)                    95%
  Dayrate                                                          $13,825
  Cold stacked rigs (1)                                                0.0

Domestic barge workover and shallow drilling:
  Rigs available for service (1)                                       8.7
  Utilization rate of rigs available for service (2)                    83%
  Dayrate                                                          $10,256
  Cold stacked rigs (1)                                                6.3

International barge drilling:
  Rigs available for service (1)                                       3.5
  Utilization rate of rigs available for service (2)                    92%
  Dayrate                                                          $26,444
  Cold stacked rigs (1)                                                0.5


(1) The number of rigs is determined by calculating the number of days each rig was in the fleet, e.g., a rig under contract or available for contract for an entire year is 1.0 "rigs available for service" and a rig cold stacked for one quarter is 0.25 "cold stacked rigs." "Rigs available for service" includes rigs currently under contract or available for contract. "Cold stacked rigs" includes all rigs that are stacked and would require significant refurbishment before being placed into service. Rig No. 52, which recently suffered a blowout is also included as a cold stacked rig under current information for domestic barge deep drilling.

(2) Rig utilization rates are based on a weighted average basis assuming 365 days availability for all rigs available for service. Rigs acquired or disposed of have been treated as added to or removed from the rig fleet as of the date of acquisition or disposal. Rigs that are in operation or fully or partially staffed and on a revenue-producing standby status are considered to be utilized. Rigs under contract that generate revenues during moves between locations or during mobilization/demobilization are also considered to be utilized.

     The following table sets forth the utilization rates for the Company's land rigs during each of the previous three years. For comparison purposes the domestic and overall utilization numbers for 1995 have been restated to remove the 22 domestic rigs sold in fiscal 1996.



                                      Average Utilization
                                      for the Years Ended
                                           August 31,
                                      -------------------
                                       1997   1996   1995
                                      -----   ----   ----
         International Utilization      63%    55%    54%

         Domestic Utilization           87%    56%    46%

         Overall Utilization            68%    55%    52%


Item 3.  LEGAL PROCEEDINGS


     The Company is a party to certain legal proceedings that have resulted from the ordinary conduct of its business. In the opinion of the Company's management, none of these proceedings is expected to have a material adverse effect on the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to Parker Drilling Company security holders during the fourth quarter of fiscal year 1997.

Item 4A.  EXECUTIVE OFFICERS


     Officers are elected each year by the board of directors following the annual meeting for a term of one year and until the election and qualification of their successors. The current executive officers of the Company and their ages, positions with the Company and business experience are presented below:

(1) Robert L. Parker, 74, chairman, joined Parker Drilling Company in 1944 and was elected a vice president of the Company in 1950. He was elected president in 1954 and chief executive officer in October 1977. Since December 1991, he has retained the position of chairman.

(2) Robert L. Parker Jr., 48, president and chief executive officer, joined the Company in 1973 as a contract representative and was named manager of U.S. operations later in 1973. He was elected a vice president in 1973, executive vice president in 1976 and was named president and chief operating officer in October 1977. In December 1991, he was elected chief executive officer.

(3) James W. Linn, 51, executive vice president and chief operating officer, joined Parker Drilling in 1973. He has general charge of the Company's business affairs and its officers. Mr. Linn first served in Parker Drilling's international division and in 1976 was named northern U.S. district manager prior to being elected vice president of U.S. and Canada operations in 1979. He was named a senior vice president in September 1981 and was elected to his current position in December 1991.

(4) James J. Davis, 51, senior vice president of finance and chief financial officer, joined Parker in November 1991, in the stated positions. From 1986 through 1991, Mr. Davis was vice president and treasurer of MAPCO, Inc., a diversified energy company with interests in natural gas liquids, marketing and transportation, oil refining and retail motor fuel marketing. He serves as a member of the board of directors of Dollar Rent A Car Finance Company.

(5) Randy L. Ellis, 45, was elected corporate controller in June 1991. He joined Parker in 1979 as general accounting supervisor and was named manager of general accounting in May 1983.

                     OTHER PARKER DRILLING COMPANY OFFICERS


(6) I. E. Hendrix Jr., 53, vice president and treasurer, joined Parker Drilling in 1976 as manager of the Company's treasury department and was elected treasurer in 1978. Mr. Hendrix was elected vice president of parker Drilling Company in April 1983. He serves as a member of the board of directors of American Performance Mutual Fund.

(7) Kenneth R. Hoit, 60, vice president, planning and accounting, joined Parker Drilling Company in 1973. He served as financial analyst and manager of budgets and analysis prior to being elected a vice president in April 1983. In June 1991, Mr. Hoit was given additional management responsibilities over corporate accounting and information systems departments.

(8) Leslie D. Rosencutter, 42, was elected vice president, administration, in December 1989, and has responsibility for the public relations and human resources departments. In March 1996, she was elected Corporate Secretary. She previously had been named assistant vice president, administration in 1987. She joined Parker in 1974 as secretary to the controller and later was secretary to the Robert L. Parker Trust. She has served as executive secretary and administrative assistant to the chairman prior to being elected an officer.

(9) T. Bruce Blackman, 46, was elected vice president, Asia Pacific region in January 1996, and has responsibility for the international operations of the Company in this area. He joined the Company in 1977 and has held management positions in Africa and Singapore and international accounting manager in Tulsa. In 1983, he became division manager for the Indonesian operations. In 1989, he was promoted to contract manager, Asia Pacific region.

(10) John R. Gass, 46, was elected vice president, frontier areas in January 1996, and has responsibility for the international operations of the Company in Russia, North Africa, China and other areas. He joined the Company in 1977 and has served in various management positions in the Company's international divisions. In 1985, he became the division manager of Africa and the Middle East. In 1987, he directed the Company's mining operations in South Africa. In 1989, he was promoted to international contract manager.

(11) Donald D. Goodson, 43, was elected vice president, Latin American region in January 1996, and has responsibility for international operations in this area. He joined the Company in 1976 and held various accounting and finance positions prior to being named contract manager for U.S. operations in 1981. In June 1989, Mr. Goodson was named Indonesian division manager. In July 1993, he served as contract manager for the Middle East, Africa and Colombia.

(12) Thomas L. Wingerter, 44, vice president, North America region, joined Parker in 1979. In 1983 he was named contracts manager for the Rocky Mountain division. He was promoted to Rocky Mountain division manger in 1984, a position he held until September 1991 when he was elected a vice president.

                                    PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     Parker Drilling Company common stock is listed for trading on the New York Stock Exchange under the symbol PKD. At the close of business on August 31, 1997, there were 3,481 holders of record of Parker Drilling common stock. Prices on Parker Drilling's common stock for the fiscal years ending August 31, 1997 and 1996, were as follows:


                         Fiscal Year 1997     Fiscal Year 1996
                         ----------------     ----------------
             Quarter      High      Low        High      Low
             -------     ------    ------     ------    ------
             First      $10.250    $6.125     $6.375    $4.875
             Second      11.000     7.875      6.500     5.000
             Third       10.000     7.500      8.125     5.375
             Fourth      13.688     9.375      7.375     5.250


     No dividends have been paid on common stock since February 1987. Restrictions contained in Parker Drilling's existing credit agreement prohibits the payment of dividends. The Company has no present intention to pay dividends on its common stock in the foreseeable future because of its business plan to reinvest earnings in the Company's operations.


Item 6.  SELECTED FINANCIAL DATA


                    Parker Drilling Company and Subsidiaries
                      (In Thousands Except Per Share Data)

Years Ended August 31,    1997       1996       1995       1994       1993
----------------------------------------------------------------------------
Revenues                $311,644   $156,652   $157,371   $152,424   $100,801


Net income (loss)       $ 16,315   $  4,053   $  3,916   $(28,806)  $(10,687)

Earnings (loss) per
 share, primary and
 fully diluted          $    .23   $    .07   $    .07   $   (.53)  $   (.20)

Total assets            $984,136   $275,959   $216,959   $209,348   $236,342

Long-term debt          $551,042   $  2,794   $  1,748   $    -     $    -

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              OUTLOOK AND OVERVIEW

     The Company's operations and future results have been altered significantly by the acquisitions of Mallard and Quail in November 1996. As a result of the Mallard Acquisition, the Company has become one of the primary barge drilling contractors in the Gulf of Mexico and Nigeria, each of which were markets in which Parker previously did not operate. As a result of the Quail Acquisition, the Company expanded its operations into the rental tool market in the Gulf of Mexico and the Gulf Coast region. The pending acquisition of Hercules and the recent acquisition of Bolifor are expected to further change the nature of the Company's operations and its future results.

     In addition to increasing the size and scope of the Company's operations, the Hercules Acquisition will further increase the percentage of the Company's revenue generated domestically. Parker generated approximately 47% of its revenue from domestic sources in fiscal 1997.

     The financings related to the Mallard and Quail Acquisitions in November 1996, combined with the Company's issuance of the Convertible Notes in July 1997, have substantially increased the Company's debt levels. At August 31, 1997, the Company had $567.1 million in total indebtedness, compared to $3.4 million of total indebtedness at August 31, 1996. The substantial levels of debt will result in a higher level of interest expense and an increased percentage of the Company's cash flows being used for debt service and may limit the Company's ability to obtain additional financing for future acquisitions and capital expenditures. See "--Liquidity and Capital Resources."

     For the foregoing reasons, the acquisitions of Mallard, Quail and the pending Hercules Acquisition will affect the comparability of the Company's historical results of operations.

                            RESULTS OF OPERATIONS
      Year Ended August 31, 1997 Compared to Year Ended August 31, 1996


     The Company's fiscal 1997 results of operations were significantly impacted by the acquisitions of Mallard Bay Drilling, Inc. for $336.8 million and Quail Tools, Inc. for $66.9 million in November 1996. The acquisitions added two new business segments to the Company's traditional land drilling business: offshore and transition zone drilling and workover services utilizing barge and platform rigs and the rental of specialized equipment used in drilling, production and workover applications.

     The acquisitions were accounted for under the purchase method of accounting. As a result, the assets and liabilities of Mallard and Quail were recorded at their estimated fair values as of November 12, 1996, the date the acquisitions were consummated. Goodwill, the purchase price in excess of the fair value of Mallard's and Quail's assets, totaled $143.3 million and will be amortized over a 30-year period.

     The Company recorded net income of $16.3 million in fiscal 1997 as compared to $4.1 million in fiscal 1996. Increased land rig utilization and improved margins plus profit generated by the offshore and tool rental segments were partially offset by increased interest and depreciation and amortization expenses. The Company's results of operations included Mallard's and Quail's operations for the period from the acquisition date, November 12, 1996, through fiscal year end, August 31, 1997.

     Total revenues of $311.6 million in fiscal 1997 increased $155.0 million, nearly doubling total revenues in fiscal 1996. Offshore drilling and tool rental, the two new business segments acquired in fiscal 1997, accounted for $100.2 million and $25.5 million, respectively, of the increase. Offshore drilling revenues were derived primarily from barge drilling activity in the transition zones of the U.S. Gulf Coast and Nigeria. The Company furnishes rental tools in both the Gulf of Mexico offshore and Gulf Coast land markets.

     Total land drilling revenues increased $38.2 million due to increased utilization and dayrates in several of the Company's primary land markets. Drilling revenues in the United States increased $13.6 million due to increased dayrates and a 42% increase in operating days. All 14 of the Company's United States land drilling rigs were operating at year end, with a majority of the rigs located in the Gulf Coast and Rocky Mountain regions.

     In Latin America, land drilling revenues increased $15.0 million due to increased revenues in Peru, Colombia and Bolivia. Four rigs were active in Peru for most of fiscal 1997 as compared to an average of one rig active in fiscal 1996. At year end, the Company had eight rigs under contract in Colombia, where revenue increased from additional activity and increased dayrates. In July 1997, the Company acquired substantially all of the assets of Bolifor, a leading provider of land contract drilling services in Bolivia. Assets acquired include 11 land rigs located in Bolivia, Paraguay and Argentina. Eight of the rigs are currently under contract. Since the acquisition occurred late in the fiscal year, the impact on results of operations will not be fully realized until fiscal 1998.

     Land drilling revenues in the Asia Pacific region increased $9.4 million due to increased drilling services provided in Indonesia and increased rig utilization in Pakistan, where the Company had three rigs under contract at fiscal year end. Drilling activity in the former Soviet Union and Middle East countries remained nearly the same as in fiscal 1996. However, at fiscal year end, the Company was mobilizing one land rig to Niger for a one-rig contract and moving a land rig from Russia to Kazakhstan to begin a drilling program from a gravel island in the Caspian Sea. Additionally, the Company is modifying one of its barge rigs that previously operated in Nigeria, for service in another international location.

     Land drilling revenues generated a profit margin (revenue less direct operating expense) of $54.5 million in fiscal 1997, an increase of $14.0 million. Increased profit margins resulted from increased rig utilization and higher dayrates as previously discussed. The offshore drilling and tool rental segments acquired in fiscal 1997 generated profit margins of $39.1 million and $16.9 million, respectively.

     The increased 1997 profit margins of $75.0 million were somewhat offset by $23.2 million higher depreciation and amortization expense and a $32.7 million increase in interest expense. Higher depreciation and amortization expense was attributable to a combined $19.0 million depreciation for Mallard and Quail and $3.8 million of goodwill amortization in fiscal 1997. Increased interest expense resulted from $400.0 million of debt incurred in November 1996 to finance the Mallard and Quail acquisitions and the issuance of $175.0 million of Convertible Notes in July 1997.

     A $3.7 million increase in interest income was due to higher cash and cash equivalent levels maintained during the year. Other income decreased $2.3 million due primarily to reduced gains on sales of assets in fiscal 1997. Included in other income was a $1.6 million write down resulting from a blowout which damaged barge Rig No. 52 and a $1.1 million gain from the sale of a subsidiary, Parker Kinetic Designs, Inc.

     General and administrative expense decreased $1.3 million principally due to non-recurring severance costs in fiscal 1996 associated with a reduction in corporate personnel. The increase in income tax expense was attributable to improved international operations and the addition in fiscal 1997 of offshore drilling in Nigeria and offset by a $1.3 million reversal in fiscal 1997 of an income tax accrual in a country where the Company terminated operations.

                            RESULTS OF OPERATIONS
      Year Ended August 31, 1996 Compared to Year Ended August 31, 1995


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

     Operations in the Asia Pacific areas generated revenue of $47.9 million in fiscal 1996, an increase of $2.9 million from fiscal 1995. The primary area of increased revenue was Papua New Guinea where the Company experienced a 91% rig utilization rate on its five rigs in fiscal 1996. Revenue decreased in New Zealand, the Philippines and Pakistan because five rigs completed contracts in fiscal 1996. Revenues from operations in Africa, Russia and Kazakhstan were approximately $8.0 million in fiscal 1996 and fiscal 1995.

     The Company's domestic operations generated $30.8 million of drilling revenue in fiscal 1996 as compared to $23.7 million in fiscal 1995. The increase in revenue was attributable to Alaska Rig 245 operating the entire year in fiscal 1996 versus nine months in fiscal 1995 and a 10% increase in utilization days for the rigs in the lower 48 states. The increase in domestic drilling activity occurred primarily in the Tuscaloosa Trend in Louisiana, where the Company deployed three rigs in fiscal 1996. Six rigs were under contract in Louisiana as of September 30, 1996.

     During the fourth quarter of fiscal 1996, the Company sold 22 mechanical rigs from its domestic rig fleet, leaving 15 SCR electric rigs and two mechanical rigs.

     Although worldwide contract drilling revenue decreased $7.9 million in fiscal 1996, as compared to fiscal 1995, the total drilling margin (drilling revenue less drilling expense) increased $4.3 million over the same period. This increase was attributable to increased utilization of rigs in Papua New Guinea, improved contract margins in Colombia and the termination of the low-margin southern Argentina operations.

     Other revenue increased $7.2 million in fiscal 1996 due to the sale of a rig by the Company's manufacturing subsidiary, Parker Technology, Inc. ("Partech(R)"). General and administrative expense increased $2.4 million in fiscal 1996 principally due to non-recurring severance costs associated with a reduction in corporate personnel.

     Other income (expense) decreased $2.0 million due to the reversal in fiscal 1995 of a prior year's foreign currency accrual of $1.5 million and reduced gains on sales of assets in fiscal 1996. The increase in income tax expense was attributable to increased international profits in fiscal 1996.

Liquidity and Capital Resources

     Cash and short-term investments were $212.8 million at August 31, 1997, an increase of $134.8 million from August 31, 1996. At August 31, 1997, the Company's working capital was $275.2 million, which compares to working capital of $102.9 million at August 31, 1996. Principal factors affecting working capital in fiscal 1997 were $61.3 million of net proceeds from a Common Stock offering in April 1997, $169.8 million of net proceeds from the issuance of Convertible Notes in July 1997 and capital expenditures of $87.4 million incurred during fiscal 1997.

    Fiscal 1997 capital expenditures included: (i) the substantial upgrade of barge Rig No. 74, which began work in Nigeria in the third quarter; (ii) the refurbishment of platform Rig Nos. 41 and 42 and barge Rig No. 60, which began work in the Gulf of Mexico during the latter half of fiscal 1997; (iii) the upgrade of land Rig No. 7, which began working in Pakistan in the fourth quarter; (iv) significant additions of drill pipe and tools for rental operations; and (v) initial expenditures for expansion of tool rental operations in the South Texas market.

     In November 1996, the Company acquired Mallard for $311.8 million in cash and $25.0 million in convertible preferred stock (that converted into 3,056,600 shares of common stock in the second quarter of fiscal 1997) and Quail for $66.9 million in cash. The Company financed the acquisitions of Mallard and Quail through the sale of $300 million principal amount of the 9 3/4% Senior Notes and a term loan of $100 million under the Senior Credit Facility.

     The 9 3/4% Senior Notes, which were sold at a $2.4 million discount, have an interest rate of 9 3/4% (effective rate of 9.88%) and will mature in 2006. The 9 3/4% Senior Notes are guaranteed by the Company's principal subsidiaries. The Senior Credit Facility consists of the term loan and a $45 million revolving credit facility. The term loan bears interest (7.89% at August 31, 1997) at the option of the Company, at prime to prime plus 0.50% or at 1.75% to 2.25% above the one-, two-, three- and six-month reserve-adjusted LIBOR rate, depending on the Company's Debt-to-Capital Ratio (as defined), and matures on November 30, 2002. Installments of principal and interest are payable quarterly in an amount that provides for the retirement of $10 million in fiscal 1997, $14 million in fiscal 1998, $12 million in each of fiscal 1999 through 2002, with a final payment of $28 million due at maturity. The term loan has no prepayment penalty, is guaranteed by the Company's principal subsidiaries and is collateralized by substantially all of the assets of the Company and the assets and stock of such subsidiaries.

     The revolving credit facility is available for working capital requirements, general corporate purposes and to support letters of credit, of which $13.8 million had been issued at August 31, 1997. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80% of eligible accounts receivable. All advances to the Company under the revolving credit facility bear interest, at the option of the Company, at prime to prime plus 0.50% or at 1.75% to 2.25% above the one-, two-, three-and six-month reserve-adjusted LIBOR rate, depending on the percentage of the credit facility utilized. The revolving credit facility is collateralized by a first lien on the Company's accounts receivable. The revolving credit facility matures on December 31, 1998. At August 31, 1997, no amounts were outstanding under the revolving credit facility.

     Each of the 9 3/4% Senior Notes and the Senior Credit Facility contains customary affirmative and negative covenants, including restrictions on incurrence of debt and sales of assets. The Senior Credit Facility prohibits payment of dividends and the indenture for the 9 3/4% Senior Notes restricts the payment of dividends.

     On May 9, 1997, the Company signed definitive agreements to acquire the capital stock of Hercules for $195 million. Hercules owns seven jackup rigs and three self-erecting platform rigs in the Gulf of Mexico. The Hercules acquisition is subject to various conditions, including Malaysian regulatory approval, approval by the shareholders of Trenergy and closing by year-end 1997. Although there can be no assurance as to the closing of the transaction, the Company anticipates the transaction will close in the fourth quarter of calendar 1997. In anticipation of funding the Hercules acquisition, in July 1997 the Company issued $175 million of Convertible Notes due August 1, 2004. The Convertible Notes bear interest at 5.5% payable semi-annually in May and November. The Convertible Notes are convertible at the option of the holder into shares of Common Stock of Parker Drilling at any time prior to maturity. The Notes are redeemable at the option of the Company at any time after July 2000 at certain stipulated prices.

     In July 1997 the Company acquired substantially all of the assets of Bolifor for $25 million, of which $2.7 million will be paid in fiscal 1998. The assets of Bolifor primarily consist of 11 land rigs located in Bolivia, Paraguay and Argentina.

     Management believes that the current level of cash and short-term investments and cash generated from operations should be sufficient to acquire Hercules and to finance the Company's working capital needs, scheduled debt service and a portion of the expected capital expenditures during fiscal 1998. In anticipation of new opportunities requiring capital, management is considering various available options for raising additional capital including seeking additional equity and utilizing the revolving portion of the Senior Credit facility.

                                 Other Matters

     Internationally, the Company specializes in drilling in remote locations and under difficult geological or operating conditions. The Company's international services are primarily utilized by international and national oil companies in the exploration and development of reserves of oil. Domestically, the Company specializes in drilling deep wells in search of natural gas. Business activity is dependent on the exploration and development activities of the major, independent and national oil and gas companies that make up the Company's customer base. Generally, temporary fluctuations in oil and gas prices do not materially affect these companies' exploration and development activities, and consequently do not materially affect the operations of the Company. However, sustained increases or decreases in oil and natural gas prices could have an impact on customers' long-term exploration and development activities which in turn could materially affect the Company's operations. Generally, a sustained change in the price of oil would have a greater impact on the Company's international operations while a sustained change in the price of natural gas would have a greater effect on domestic operations. Although recent price increases for natural gas have spurred domestic drilling activity, weak prices have resulted in depressed markets for domestic drilling services over the past decade.

     Historically, due to the importance of oil revenue to most of the countries in which the Company operates, the Company's operations generally have not been negatively impacted by adverse economic and political conditions. However, there can be no assurances that such conditions could not have a material adverse effect in the future.

     In fiscal year 1996 the Company purchased a software package which is year 2000 compliant. During fiscal year 1997 the Company installed significant financial applications and intends to install remaining applications in the near future.

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share," was issued. This statement replaces the currently required presentation of primary earnings per share (EPS) with a presentation of basic EPS that excludes dilutive securities from the computation. It also requires a presentation of diluted EPS that is computed similarly to the fully diluted EPS calculation currently required. The statement will be effective for the Company's fiscal quarter which will end February 28, 1998. Early application of this statement is not permitted. The Company anticipates that the effect of this pronouncement will be minimal.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Parker Drilling Company and subsidiaries as of August 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                  /s/ COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
October 14, 1997

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In Thousands Except Earnings Per Share
                    and Weighted Average Shares Outstanding)

For the Years Ended August 31,               1997              1996              1995
-------------------------------------------------------------------------------------
Revenues:
 Land drilling                       $    183,381      $    145,160      $    153,075
 Offshore drilling                        100,217                --                --
 Tool rental                               25,457                --                --
 Other                                      2,589            11,492             4,296
                                     ------------      ------------      ------------

Total revenues                            311,644           156,652           157,371
                                     ------------      ------------      ------------

Operating expenses:
 Land drilling                            128,843           104,614           115,963
 Offshore drilling                         61,136                --                --
 Tool rental                                8,549                --                --
 Other                                      4,722            11,824             4,928
 Depreciation and amortization             46,256            23,061            23,745
 General and administrative                14,414            15,756            14,232
                                     ------------      ------------      ------------


Total operating expenses                  263,920           155,255           158,868
                                     ------------      ------------      ------------

Operating income                           47,724             1,397            (1,497)
                                     ------------      ------------      ------------

Other income and (expense):
 Interest expense                         (32,851)             (135)              (88)
 Interest income                            5,367             1,642             1,272
 Other                                      3,316             5,663             7,413
                                     ------------      ------------      ------------


Total other income and (expense)          (24,168)            7,170             8,597
                                     ------------      ------------      ------------

Income before income taxes                 23,556             8,567             7,100
                                     ------------      ------------      ------------

Income tax expense                          7,241             4,514             3,184
                                     ------------      ------------      ------------

Net income                           $     16,315      $      4,053      $      3,916
                                     ============      ============      ============

Earnings per share,
 primary and fully diluted           $        .23      $        .07      $        .07
                                     ============      ============      ============

Weighted average shares
 outstanding (fully diluted)           72,049,124        57,466,183        55,332,541
                                     ============      ============      ============





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)



August 31,                                          1997         1996
---------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                      $209,951     $ 61,738
 Other short-term investments                      2,838       16,247
 Accounts and notes receivable, net of
  allowance for bad debts of $3,153 in 1997
  and $739 in 1996                               103,808       33,675
 Rig materials and supplies                       19,130       10,735
 Other current assets                             16,227        3,653
                                                --------     --------

 Total current assets                            351,954      126,048
                                                --------     --------

Property, plant and equipment, at cost:
 Drilling equipment                              723,878      423,023
 Rental equipment                                 28,264           --
 Buildings, land and improvements                 12,519       14,871
 Other                                            21,586       19,153
 Construction in progress                         28,640       18,844
                                                --------     --------

                                                 814,887      475,891

 Less accumulated depreciation, depletion
  and amortization                               375,236      351,714
                                                --------     --------

 Net property, plant and equipment               439,651      124,177
                                                --------     --------


Deferred charges and other assets:
 Goodwill, net of accumulated
  amortization of $3,822                         139,467           --
 Rig materials and supplies                        5,486        7,984
 Assets held for disposition                       9,191        8,065
 Debt issuance costs                              14,956           --
 Other                                            23,431        9,685
                                                --------     --------

 Total deferred charges and other assets         192,531       25,734
                                                --------     --------

Total assets                                    $984,136     $275,959
                                                ========     ========





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)



August 31,                                          1997           1996
-----------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt             $  16,084      $     584
 Accounts payable                                 26,178          9,415
 Accrued liabilities                              29,539          6,911
 Accrued income taxes                              4,904          6,217
                                               ---------      ---------

 Total current liabilities                        76,705         23,127
                                               ---------      ---------

Long-term debt (Note 4)                          551,042          2,794
                                               ---------      ---------

Other long-term liabilities                        7,666          5,990
                                               ---------      ---------

Commitments and contingencies (Note 10)


Stockholders' equity:
Preferred stock, $1 par value, 1,942,000
  shares authorized, no shares outstanding            --             --
 Common stock, $.16 2/3 par value,
  authorized 120,000,000 shares, issued
  and outstanding 76,679,669 shares
  (65,327,088 shares in 1996)                     12,780         10,888
 Capital in excess of par value                  340,243        254,955
 Retained earnings (accumulated deficit)          (4,023)       (20,338)
 Other                                              (277)        (1,457)
                                               ---------      ---------

 Total stockholders' equity                      348,723        244,048
                                               ---------      ---------

Total liabilities and stockholders' equity     $ 984,136      $ 275,959
                                               =========      =========





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)



For the Years Ended August 31,                    1997           1996           1995
------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                  $  16,315      $   4,053      $   3,916
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Depreciation and amortization                46,256         23,061         23,745
   Loss (gain) on disposition of
    property, plant and equipment               (1,292)        (5,416)        (6,395)
   Deferred tax expense (benefit)                   --             --           (294)
   Other                                         4,201            307            (55)
   Change in assets and liabilities:
    Accounts and notes receivable              (46,488)         8,057         (4,105)
    Rig materials and supplies                  (3,468)          (532)          (627)
    Other current assets                        (2,661)         1,493         (1,364)
    Accounts payable and accrued
     liabilities                                 2,236         (1,504)         3,319
    Accrued income taxes                        (1,732)         1,108             56
    Other assets                                (4,895)          (656)          (260)
                                             ---------      ---------      ---------


  Net cash provided by operating
   activities                                    8,472         29,971         17,936
                                             ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the sale of property,
  plant and equipment                           14,235          8,288         11,711
 Capital expenditures                          (87,426)       (30,836)       (21,540)
 Acquisition of Mallard                       (311,837)            --             --
 Acquisition of Quail                          (66,888)            --             --
 Acquisition of Bolifor                        (22,311)            --             --
 Investments in affiliates                      (5,458)        (1,720)          (501)
 Decrease (increase) in other short-term
  and long-term investments                     13,409        (14,875)         2,439
 Other                                              --             --            121
                                             ---------      ---------      ---------

  Net cash provided by (used in)
   investing activities                       (466,276)       (39,143)        (7,770)
                                             ---------      ---------      ---------





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (continued)
                            (Dollars in Thousands)


For the Years Ended August 31,                    1997           1996           1995
------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt              $ 557,040      $      --      $     187
 Proceeds from common stock offering            61,341         49,032             --
 Principal payments under debt
  obligations                                  (12,284)          (367)            --
 Repurchase of common stock                       (432)          (382)          (277)
 Proceeds from exercise of stock warrant            --          1,552             --
 Other                                             352            323             16
                                             ---------      ---------      ---------

  Net cash provided (used) by financing
   activities                                  606,017         50,158            (74)
                                             ---------      ---------      ---------

Net increase in cash and
 cash equivalents                              148,213         40,986         10,092

Cash and cash equivalents at beginning
 of year                                        61,738         20,752         10,660
                                             ---------      ---------      ---------

Cash and cash equivalents at
 end of year                                 $ 209,951      $  61,738      $  20,752
                                             =========      =========      =========

Supplemental disclosures of cash
 flow information:
 Cash paid during the year for:
  Interest                                   $  21,116      $     145      $       2
  Income taxes                               $   8,973      $   3,406      $   3,422

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

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                             (Dollars in Thousands)

                                                                                    Other-
                                                         Capital       Retained     Unearned
                                                        in excess      earnings    restricted
                                Preferred     Common      of par     (accumulated   stock plan
                                  stock        stock      value        deficit)    compensation
                                ---------    ---------    ---------    ---------    ---------
Balances, August 31, 1994       $      --    $   9,185    $ 202,403    $ (28,307)   $  (2,698)

Activity in employees' stock
 plans                                             111        3,175                      (588)

Acquisition of stock from
 certain employees                                  (9)        (268)

Net income                                                                 3,916
                                ---------    ---------    ---------    ---------    ---------

Balances, August 31, 1995              --        9,287      205,310      (24,391)      (3,286)

Activity in employees' stock
 plans                                              36        1,008                     1,829

Acquisition of stock from
 certain employees                                 (10)        (372)

Issuance of 400,000 common
 shares upon exercise of
 warrants at $3.88 per share                        67        1,485

Issuance of 9,050,000 common
 shares in public offering                       1,508       47,524

Net income                                                                 4,053
                                ---------    ---------    ---------    ---------    ---------

Balances, August 31, 1996              --       10,888      254,955      (20,338)   $  (1,457)

Acquisition of Mallard Bay
 Drilling, Inc.                    25,000

Conversion of preferred stock
 into common stock                (25,000)         509       24,491

Activity in employees' stock
 plans                                              32        1,239                     1,180

Acquisition of stock from
 certain employees                                  (7)        (425)

Issuance of 8,146,600 common
 shares in public offering                       1,358       59,983

Net income                                                                16,315
                                ---------    ---------    ---------    ---------    ---------

Balances, August 31, 1997       $      --    $  12,780    $ 340,243    $  (4,023)   $    (277)
                                =========    =========    =========    =========    =========

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

     Operations - The Company provides land and offshore contract drilling services and rental tools on a worldwide basis to major, independent and foreign national oil companies. Parker's rig fleet consists of 34 barge drilling and workover rigs, one offshore jackup rig, three offshore platform rigs and 74 land rigs. The Company specializes in the drilling of deep and difficult wells, and drilling in remote and harsh environments, drilling in transition zones and offshore waters and in providing specialized rental tools. The Company also provides a range of services that are ancillary to its principal drilling services, including engineering, logistics, construction and environmental remediation, as well as various types of project management.

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

     Property, Plant and Equipment - The Company provides for depreciation of property, plant and equipment primarily on the straight-line method over the estimated useful lives of the assets after provision for salvage value. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Management periodically evaluates the Company's assets to determine if they are not in excess of their net realizable value. Management considers a number of factors such as estimated future cash flows, appraisals and current market value analysis in determining net realizable value. Assets are written down to reflect any decrease in net realizable value below their net carrying value (see Note 9).

     Goodwill - Goodwill is being amortized on a straight-line basis over 30 years commencing on the dates of the respective acquisitions. The Company assesses whether the excess of cost over net assets acquired is impaired based on the ability of the operation to which it relates to generate cash flows in amounts adequate to cover the future amortization of such assets. If an impairment is determined, the amount of such impairment is calculated based on the estimated fair value of the related asset.

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

     Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and natural gas companies. The Company generally does not require collateral on its trade receivables. Such credit risk is considered by management to be limited due to the large number of customers comprising the Company's customer base. The Company places substantially all its interest-bearing investments with major financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. At August 31, 1997, the Company had deposits in domestic banks in excess of federally insured limits of approximately $4.9 million. In addition, the Company had deposits in foreign banks of $11.1 million which are not federally insured.

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

     New Accounting Pronouncements - In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share," was issued. This statement replaces the currently required presentation of primary earnings per share
(EPS) with a presentation of basic EPS that excludes dilutive securities from the computation. It also requires a presentation of diluted EPS that is computed similarly to the fully diluted EPS calculation currently required.
The statement will be effective for the Company's fiscal quarter which will end February 28, 1998. Early application of this statement is not permitted. The Company anticipates that the effect of this pronouncement will be minimal.



Note 2 - Reclassification of General and Administrative Expense


     The Company has elected early application of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement requires the presentation of certain financial information based on the way management organizes the segments within the Company for making operating decisions and assessing performance. In connection with the implementation of this accounting standard, certain expenses previously included in general and administrative expense have been reclassified as drilling expense due to their direct association with the segment information presented in Note 8. Amounts reclassified are as follows:
1997 - $5,200,000; 1996 - $3,672,000; and 1995 - $2,831,000.

Note 3 - Acquisitions

     On November 12, 1996, the Company acquired Mallard Bay Drilling, Inc. ("Mallard") and Quail Tools, Inc. ("Quail"). Both were accounted for by the purchase method of accounting.

     The Company acquired all of the outstanding stock of Mallard from Energy Ventures, Inc. ("EVI") for $336.8 million, including acquisition costs, for cash of $311.8 million and $25.0 million of preferred stock which was converted into 3,056,600 shares of common stock during the second quarter of fiscal 1997. Mallard owns and operates 34 drilling and workover barges in the shallow waters of the Gulf of Mexico and Nigeria and four land drilling rigs in Argentina.

     The Company acquired all of the outstanding stock of Quail for $66.9 million, including acquisition costs. Quail is a provider of premium rental tools used in well drilling, production and workover operations to companies working in the Gulf of Mexico and Gulf Coast land regions. The excess of purchase price over the fair values of the net assets acquired was $99.7 million for Mallard and $43.6 million for Quail and has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

     The following unaudited pro forma information presents a summary of the annual consolidated results of operations of the Company and the acquired entities as if the acquisition had occurred September 1, 1995.


     For the Years ended August 31,       1997          1996
     -------------------------------------------------------------
                          (Thousands Except Per Share Amounts)
     Revenues                            $340,710      $263,007
     Net income (loss)                   $ 17,234      $(24,822)
     Earnings (loss) per common share    $    .25      $   (.41)


     In July 1997, the Company acquired substantially all of the assets of Bolifor, a leading provider of contract drilling services in Bolivia, for $25.0 million, of which $2.7 million will be paid in fiscal 1998. The assets of Bolifor primarily consist of 11 land rigs located in Bolivia, Paraguay and Argentina. The results of the acquisition were not material to the results of operations and, accordingly, not included in the table above.

     On May 9, 1997, the Company executed a definitive stock purchase agreement (the "HOC Agreement") to acquire all of the outstanding capital stock of Hercules Offshore Corporation, a Texas corporation ("HOC"), and a definitive stock purchase agreement (the "HRC Agreement") to acquire all of the outstanding capital stock of Hercules Rig Corp., a Texas corporation ("HRC") and an affiliate of HOC (HOC and HRC being collectively referred to as "Hercules"), for $145 million and $50 million, respectively. The purchase prices for the acquisitions are subject to adjustment for certain debt assumed by the Company, for capital expenditures incurred and for levels of working capital at closing. Currently, Hercules owns three self-erecting platform rigs and seven offshore jackup rigs.

     The closing of the HOC Agreement is subject to certain conditions, including approval of the transaction by the Malaysian Securities Commission and the Kuala Lumpur Stock Exchange and obtaining of the requisite approval of the shareholders of Trenergy. The HOC Agreement is terminable by either party if the transaction fails to close by December 31, 1997. The closings of the HOC Agreement and the HRC Agreement are further conditioned on the closing of the other. Although there can be no assurance as to the closing of the transaction, the Company anticipates the transaction will close in the fourth quarter of calendar 1997.

Note 4 - Long-term Debt


August 31,                                                     1997          1996
----------------------------------------------------------------------------------
                                                            (Dollars in Thousands)
Senior Notes payable in November 2006 with
 interest of 9.75% payable semi-annually in
 May and November, net of discount of $2,166                  $297,834   $     --
 (effective interest rate of 9.88%)

Senior Credit Facility payable in quarterly
 payments until November 2002 with interest
 at prime plus 0.50% or LIBOR plus 1.75% to
 2.25%                                                          90,000         --

Convertible Notes with interest at 5.5% payable                175,000
 in July 2004                                                                 --

Other                                                            4,292      3,378
                                                              --------   --------

Total debt                                                     567,126      3,378
Less current portion                                            16,084        584
                                                              --------   --------

Total long-term debt                                          $551,042   $  2,794
                                                              ========   ========


     The aggregate maturities of long-term debt for the five years ending August 31, 2002, are as follows (000's): 1998 - $ 16,084; 1999 - $ 12,650;
2000 - $ 12,660; 2001 - $ 12,587 and 2002 - $12,288.

     The Senior Notes, which were sold at a $2.4 million discount, have an interest rate of 9 3/4% and will mature in 2006. The Senior Notes are guaranteed by substantially all subsidiaries of Parker Drilling, all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries. The non-guarantors are inconsequential, individually and in the aggregate, to the consolidated financial statements and separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors.

     The Senior Credit Facility consists of the term loan and a $45 million revolving credit facility. The term loan bears interest (7.89% at August 31, 1997) at the option of the Company, at prime to prime plus 0.50% or at 1.75% to 2.25% above the one-, two-, three- and six-month reserve-adjusted LIBOR rate, depending on the Company's Debt-to-Capital Ratio (as defined), and matures on November 30, 2002. Installments of principal and interest are payable quarterly in an amount that provides for the retirement of $10 million in fiscal 1997, $14 million in fiscal 1998, $12 million in each of fiscal 1999 through 2002, with a final payment of $28 million due at maturity. The term loan has no prepayment penalty, is guaranteed by the Company's principal subsidiaries and is collateralized by substantially all of the assets of the Company and the assets and stock of such subsidiaries.

     The revolving credit facility is available for working capital requirements, general corporate purposes and to support letters of credit, of which $13.8 million had been issued at August 31, 1997. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80% of eligible accounts receivable. All advances to the Company under the revolving credit facility bear interest, at the option of the Company, at prime to prime plus 0.50% or at l.75% to 2.25% above the one-, two-, three- and six-month reserve-adjusted LIBOR rate, depending on the percentage of the credit facility utilized. The revolving credit facility is collateralized by a first lien on the Company's accounts receivable. The revolving credit facility matures on December 31, 1998. At August 31, 1997, no amounts were outstanding under the revolving credit facility.

     Each of the 9 3/4% Senior Notes and the Senior Credit Facility contains customary affirmative and negative covenants, including restrictions on incurrence of debt and sales of assets. The Senior Credit Facility prohibits payment of dividends and the indenture for the 9 3/4% Senior Notes restricts the payment of dividends.

     In anticipation of funding the Hercules acquisition, in July 1997 the Company issued $175 million of Convertible Subordinated Notes due 2004. The Notes bear interest at 5.5% payable semi-annually in May and November. The Notes are convertible at the option of the holder into shares of common stock of Parker Drilling at any time prior to maturity. The Notes will be redeemable at the option of the Company at any time after July 2000 at certain stipulated prices.

Note 5 - Income Taxes

     Income (loss) before income taxes (in thousands) is summarized as follows:


                                  Years Ended August 31,
                          -------------------------------------
                            1997          1996          1995
                          ---------     ---------     ---------
       United States      $  4,231      $ (4,623)     $  1,180

       Foreign              19,325        13,190         5,920
                          --------      --------      --------

                          $ 23,556      $  8,567      $  7,100
                          ========      ========      ========




     Income tax expense (benefit) (in thousands) is summarized as follows:


                                  Years Ended August 31,
                          -------------------------------------
                            1997          1996          1995
                          ---------     ---------     ---------
     Current:
       United States:
        Federal             $   70       $   -          $  -
        State                  215           -             -
       Foreign               6,956         4,514         3,478

     Deferred:
       United States:          -
        Federal                -             -             -
        State                  -             -             -
       Foreign                 -             -            (294)
                            ------       -------        ------

                            $7,241       $ 4,514        $3,184
                            ======       =======        ======

     Total income tax expense (benefit) (in thousands) differs from the amount computed by multiplying income (loss) before income taxes by the U.S. federal income tax statutory rate. The reasons for this difference are as follows:

                                         Years Ended August 31,
                        ------------------------------------------------------
                             1997               1996                1995
                        ---------------    ---------------     ---------------
                                 % of               % of                % of
                                 pretax             pretax              pretax
                        Amount   income    Amount   income     Amount   income
                        ---------------    ---------------     ---------------
Computed expected tax
 expense                $ 8,245    35%     $ 2,913     34%     $ 2,414    34%
Foreign tax at rates
 different than U.S.        192     1%          29     -         1,171    16%
Utilization of loss
 carryforwards           (1,814)   (8%)        -       -          (401)   (5%)
Limitation on
 recognition of tax         -      -         1,572     19%         -      -
Other                       618     3%         -       -           -      -
                        -------   ----     -------    ----     -------   ----

Actual tax expense      $ 7,241    31%     $ 4,514     53%     $ 3,184    45%
                        =======   ====     =======    ====     =======   ====


     The components of the Company's tax assets and (liabilities) as of August 31, 1997 and 1996, are shown below (in thousands):

Domestic:                                                   1997       1996
                                                          --------   --------
 Deferred tax assets:
  Net operating loss and tax credit carryforwards        $ 55,586   $ 63,454
  Reserves established against realization
   of certain assets                                        1,229        815
  Accruals not deducted for tax purposes                    3,297      4,088
  Depreciation of property, plant and equipment             1,597      3,265
                                                         --------   --------

                                                           61,709     71,622
 Deferred tax liabilities:
  Depreciation of property, plant and equipment           (17,623)    (9,778)
                                                         --------   --------

 Net deferred tax asset                                    44,086     61,844
 Valuation allowance                                      (44,086)   (61,844)
                                                         --------   --------

                                                         $    -     $    -
                                                         ========   ========

     At August 31, 1997, the Company had $139,711,000 net operating loss carryforwards for tax purposes which expire over a fourteen year period as follows: 2000, $22,814,000; 2001, $48,560,000; 2002, $28,541,000; thereafter,
$39,796,000. The Company has recorded a full valuation allowance with respect to its net deferred tax asset. However, the amount of the deferred tax asset considered realizable could be different in the near term if estimates of future taxable income change or the Company consummates the Hercules acquisition (see Note 3).

Note 6 - Common Stock and Stock Options

     The Company's 1969 Key Employees Stock Grant Plan (formerly the 1969 Key Employees Stock Option Plan) was amended in December 1990 to provide for the issuance of 223,000 shares of common stock for no cash consideration to key non-officer employees. Each employee receiving a grant of shares may dispose of 15 percent of his/her grant on each annual anniversary date from the date of grant for the first four years. On the fifth year anniversary, the employee may dispose of the remaining 40 percent of his/her grant. No shares were granted or canceled in fiscal 1997 and 1996. At August 31, 1997, 1,375 shares were reserved for issuance and available for granting.

     The Company's 1980 Incentive Career Stock Plan ("1980 Plan") provides for the issuance of 2,100,000 shares of common stock for no cash consideration to key employees. Each employee receiving a grant of shares may dispose of 15 percent of his/her grant on each annual anniversary date from the date of grant for the first four years. On the fifth year anniversary, the employee may dispose of the remaining 40 percent of his/her grant. No shares were granted in fiscal 1997 and 1996. In fiscal 1997 and fiscal 1996 1,000 shares and 2,750 shares were canceled, respectively, leaving 10,000 shares reserved for issuance and available for granting at August 31, 1997.

     The Company's 1991 Stock Grant Plan ("1991 Plan") provides for the issuance to officers and key employees of up to 3,160,000 shares of common stock for no cash consideration. Shares granted under the 1991 Plan are fully vested no earlier than 24 months from the effective date of the grant and not later than 36 months. The specific vesting schedule for each grant is determined at the time of grant. In fiscal 1996, 18,000 shares were granted and no shares canceled. In fiscal 1997, no shares were granted or canceled, leaving 1,562,195 shares reserved for issuance and available for granting at August 31, 1997.

     The fair market value of the common stock at date of grant for the Plans is recorded as deferred compensation and amortized to expense over the period during which the restrictions lapse. Deferred compensation is shown as a deduction from stockholders' equity.

     During fiscal 1997, 1996 and 1995, the Company purchased 42,875, 59,347 and 51,279 shares, respectively, from certain of its employees who had received stock grants under the 1991 and 1980 Plans. Total shares purchased from employees and treated as treasury stock are 343,260, 402,607 and 445,482 for the three years ended August 31, 1997. The Company acquired the shares at then current market prices (weighted average price was $10.08 per share in fiscal 1997, $6.44 per share in fiscal 1996 and $5.40 per share in fiscal 1995). The proceeds were used to pay the employees' tax withholding obligations arising from the vesting of shares under the Plans.

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

     The 1997 Stock Plan is a "broad-based" stock plan that provides for the granting of a maximum of 4,000,000 shares to all employees and consultants of the Company who in the opinion of the board of directors are in a position to contribute to the growth, management and success of the Company through the granting of stock options and restricted stock awards. The option price per share may not be less than 100% of the fair market value on the date the option is granted for incentive options and not less than par value of a share of common stock for non-qualified options. The maximum term of an incentive option is ten years and the maximum term of a non-qualified option is fifteen years.

         Information regarding the Company's stock option plans is summarized below:


                                                    1994 Option Plan
                                                -----------------------
                                      1994                      Non-            1997
                                    Director    Incentive     qualified        Option
                                      Plan       Options       Options          Plan
                                   ----------   ----------    ----------    --------------
Shares under option:
 Outstanding at Sept. 1, 1995          15,000      733,000       140,000                --
 Granted                               15,000           --            --                --
 Exercised                                 --      (57,000)      (29,652)               --
 Canceled                                  --           --            --                --
                                   ----------   ----------    ----------    --------------


 Outstanding at Aug. 31, 1996          30,000      676,000       110,348                --
 Granted                              140,000    1,520,000            --         1,800,000
 Exercised                                 --      (62,000)      (30,348)               --
 Canceled                                  --           --            --                --
                                   ----------   ----------    ----------    --------------

 Outstanding at Aug. 31, 1997         170,000    2,134,000        80,000         1,800,000
                                   ----------   ----------    ----------    --------------

Range of option prices per share
 at August 31, 1997:
    Low                            $     4.56   $     4.50    $     2.25    $        8.875
    High                           $    8.875   $    8.875    $     2.25    $        8.875

Average option price per share
 at August 31, 1997                $     8.30   $     7.62    $     2.25    $        8.875

Options exercisable
 at August 31, 1997                    74,000    1,115,600        80,000           160,000

Price of options exercised
 during fiscal 1997                        --   $     4.50    $     2.25                --

     The Company has elected the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plans. Pro forma net income and earnings per share are reflected below as if compensation cost had been determined based on the fair value of the options at their applicable grant date, according to the provisions of SFAS No. 123.


                                      1997       1996
                                      ----       ----
     Net Income (In thousands)
         As reported                $16,315     $4,053
         Pro forma                  $14,054     $4,027

     Earnings per share,
       primary and fully diluted
         As reported                   $.23       $.07
         Pro forma                     $.20       $.07


The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions.

     Expected dividend yield               0.0%
     Expected stock volatility            39.1%
     Risk-free interest rate         5.4 - 6.6%
     Expected life of options       5 - 7 years

The fair value of options granted during fiscal years 1997 and 1996 under the Director Plan was $605,000 and $39,000 respectively. Options granted in fiscal 1997 had fair values of $6,321,000 and $8,100,200 under the 1994 Executive Stock Option Plan and the 1997 Stock Plan, respectively.

     The following is a summary of common stock reserved for issuance at fiscal year end:


                                               1997           1996
                                           ----------      ---------
     Stock plans                            5,757,570      4,078,918
     Stock Bonus Plan                         280,991         81,579
     Convertible Notes                     11,371,020            -
                                           ----------      ---------


     Total shares reserved for issuance    17,409,581      4,160,497
                                           ==========      =========


Note 7 - Employee Benefit Plans

     The Parker Drilling Company Stock Bonus Plan ("Plan") was adopted effective September 1980 for employees of Parker Drilling and its subsidiaries who are U.S. citizens and who have completed one year of service with the Company. It was amended in 1983 to qualify as a 401(k) plan under the Internal Revenue Code which permits a specified percentage of an employee's salary to be voluntarily contributed on a before-tax basis and to provide for a Company matching feature. Participants may contribute from one percent to 15 percent of eligible earnings and direct contributions to one or more of seven investment funds. The Company presently makes dollar-for-dollar matching contributions up to three percent of a participant's compensation. The Company's matching contribution is made in Parker Drilling common stock. The Plan was amended and restated on April 1, 1996 for the purpose of adding loans and daily record keeping. The Plan was further amended effective September 1, 1996 to provide for immediate vesting of participants in the full amount of the Company's past and future contributions. Each Plan year, additional Company contributions can be made, at the discretion of the Board of Directors, in amounts not exceeding the permissible deductions under the Internal Revenue Code. The Company issued 100,777 shares to the Plan in 1997, 104,700 shares in 1996 and 113,399 shares in 1995.


Note 8 - Business Segments

     The Company has elected early application of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has organized its segments according to services provided. This is the basis management uses for making operating decisions and assessing performance. The primary services the Company provides are as follows: land drilling, offshore drilling and tool rentals.

     Information regarding the Company's operations by industry segment and geographic area is as follows:

                                               1997         1996         1995
                                            ---------    ---------    ---------
                                                   (Dollars in Thousands)
Operations by Industry Segment

Revenues:
 Land drilling                              $ 183,381    $ 145,160    $ 153,075
 Offshore drilling                            100,217           --           --
 Tool rental                                   25,457           --           --
 Other                                          2,589       11,492        4,296
                                            ---------    ---------    ---------
Net revenues                                  311,644      156,652      157,371
                                            =========    =========    =========

Operating income (loss):
 Land drilling                                 17,325        2,069         (407)
 Offshore drilling                             20,514           --           --
 Tool rental                                   12,229           --           --
 Other                                         (2,344)        (672)      (1,090)
                                            ---------    ---------    ---------

Total operating income (loss)                  47,724        1,397       (1,497)
Interest expense                              (32,851)        (135)         (88)
Other income (expense) - net                    8,683        7,305        8,685
                                            ---------    ---------    ---------
Income before income taxes                     23,556        8,567        7,100
                                            =========    =========    =========

Identifiable assets:
 Land drilling                                245,216      175,258      173,277
 Offshore drilling                            300,852           --           --
 Tool rental                                   36,600           --           --
 Other                                         17,664        5,093        4,569
                                            ---------    ---------    ---------

Total identifiable assets                     600,332      180,351      177,846

Corporate assets                              383,804       95,608       39,113
                                            ---------    ---------    ---------

Total assets                                  984,136      275,959      216,959
                                            =========    =========    =========

Capital expenditures:
 Land drilling                                 37,907       29,946       20,986
 Offshore drilling                             35,577           --           --
 Tool rental                                   11,538           --           --
 Other                                          2,404          890          554
                                            ---------    ---------    ---------

Total capital expenditures                     87,426       30,836       21,540
                                            =========    =========    =========

Depreciation, depletion and amortization:
 Land drilling                                 22,217       20,208       20,489
 Offshore drilling                             17,672           --           --
 Tool rental                                    4,311           --           --
 Other                                          2,056        2,853        3,256
                                            ---------    ---------    ---------

Total depreciation, depletion
 and amortization                              46,256       23,061       23,745
                                            =========    =========    =========

                                  1997        1996         1995
                                ---------   ---------    ---------

                                      (Dollars in Thousands)
Operations by Geographic Area

Revenues:
 United States                  $ 145,294   $  41,743    $  28,487
 South America                     73,545      59,041       76,115
 Asia Pacific                      57,688      47,857       44,911
 Africa and the Former
  Soviet Union                     35,117       8,011        7,858
                                ---------   ---------    ---------

Total revenues                  $ 311,644   $ 156,652    $ 157,371
                                =========   =========    =========

Operating income (loss):
 United States                  $  22,622   $  (8,988)   $  (7,609)
 South America                      1,838       4,802         (921)
 Asia Pacific                      15,728       7,943        8,701
 Africa and the Former
  Soviet Union                      7,536      (2,360)      (1,668)
                                ---------   ---------    ---------

Total operating income (loss)   $  47,724   $   1,397    $  (1,497)
                                =========   =========    =========

Identifiable assets:
 United States                  $ 680,020   $ 135,923    $  71,233
 South America                    119,617      82,292       83,345
 Asia Pacific                      82,930      46,683       49,223
 Africa and the Former
  Soviet Union                    101,569      11,061       13,158
                                ---------   ---------    ---------

Total identifiable assets       $ 984,136   $ 275,959    $ 216,959
                                =========   =========    =========


     One customer accounted for approximately 13 percent of total revenues in 1997. Two customers accounted for approximately 19 percent and 18 percent, respectively, of total revenue in 1996. Two customers accounted for approximately 22 percent and 13 percent, respectively, of total revenue in 1995. Operating income (loss) is total revenue less operating expenses including depreciation, depletion and amortization and an allocation of general corporate expenses.

Note 9 - Assets Held for Disposition

     In fiscal 1996 the Company reclassified to assets held for disposition six rigs and related equipment located in southern Argentina with a net book value of $6,179,000. Although the Company believes it will recover the carrying value of the assets, it is reasonably possible that a lesser amount will be recovered.


Note 10 - Commitments and Contingencies

     At August 31, 1997, the Company had a $45 million revolving credit facility available for general corporate purposes and to support letters of credit, of which $13,839,000 had been issued.

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

    The drilling of oil and gas wells is subject to various federal, state, local and foreign laws, rules and regulations. The Company, as an owner or operator of both onshore and offshore facilities operating in or near waters of the United States, may be liable for the costs of removal and damages arising out of a pollution incident to the extent set forth in the Federal Water Pollution Control Act, as amended by the Oil Pollution Act of 1990 ("OPA") and the Outer Continental Shelf Lands Act. In addition, the Company may also be subject to applicable state law and other civil claims arising out of any such incident. Certain of the Company's facilities are also subject to regulations of the Environmental Protection Agency ("EPA") that require the preparation and implementation of spill prevention, control and countermeasure plans relating to possible discharge of oil into navigable waters. Other regulations of the EPA may require certain precautions in storing, handling and transporting hazardous wastes. State statutory provisions relating to oil and natural gas generally include requirements as to well spacing, waste prevention, production limitations, pollution prevention and cleanup, obtaining drilling and dredging permits and similar matters. The Company believes that it is in substantial compliance with such laws, rules and regulations.

     The Company is a party to various lawsuits and claims arising out of the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.


Note 11 - Related Party Transactions

     At August 31, 1997, the Company owned an insurance policy on the life of Mr. R. L. Parker, chairman and a principal stockholder. The Company is the beneficiary of this policy which was issued pursuant to a Stock Purchase Agreement ("Agreement") approved by vote of the stockholders at the 1975 Annual Meeting on December 10, 1975. This Agreement was entered into between the Company and the Robert L. Parker Trust and provides that upon the death of Robert L. Parker, the

Company would be required, at the option of the Trust, to purchase from the Trust at a discounted price the amount of Parker Drilling common stock which could be purchased with the proceeds of the policy of $7,000,000. On August 3, 1994, the Company and the Trust modified this Agreement so that the Company will have the option but not the obligation to purchase the stock at a discounted price with the proceeds or to retain the entire proceeds upon the death of Robert L. Parker. If action under the agreement had been required at August 31, 1997, and the Company elected to purchase Parker Drilling common stock from the Trust, Parker Drilling's outstanding common stock would have been reduced by approximately one percent.

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

Note 12 - Supplementary Information

     At August 31, 1997, accrued liabilities included $10,189,000 of accrued interest expense, $1,691,000 of workers' compensation liabilities and $5,566,000 of accrued payroll and payroll taxes. At August 31, 1996, accrued liabilities included $1,321,000 of workers' compensation liabilities and $2,392,000 of accrued payroll and payroll taxes. Other long-term liabilities included $5,596,000 and $1,434,000 of workers' compensation liabilities as of August 31, 1997 and 1996, respectively.

Note 13 - Selected Quarterly Financial Data (Unaudited)


                                             Quarter
                         -------------------------------------------------
                          First     Second    Third    Fourth       Total
                         -------   -------   -------   -------    --------
                          (Dollars in Thousands Except Per Share Amounts)
FISCAL 1997

Revenue                  $45,198   $79,042   $91,953   $95,451    $311,644

Gross profit (1)         $ 6,594   $13,037   $21,699   $20,808    $ 62,138

Operating income         $ 3,196   $ 9,634   $18,338   $16,556    $ 47,724

Net income               $ 1,479   $ 1,336   $ 5,897   $ 7,603    $ 16,315

Primary and fully
diluted earnings
per share                $   .02   $   .02   $   .08   $   .10    $    .23 (2)



                                              Quarter
                         -------------------------------------------------
                          First    Second     Third    Fourth       Total
                         -------   -------   -------   -------    --------
                          (Dollars in Thousands Except Per Share Amounts)
FISCAL 1996


Revenue                  $42,710   $37,929   $34,998   $41,015    $156,652

Gross profit (1)         $ 6,393   $ 4,317   $ 4,004   $ 2,439    $ 17,153

Operating income (loss)  $ 2,272   $   220   $  (411)  $  (684)   $  1,397

Net income               $ 1,887   $   351   $   310   $ 1,505    $  4,053

Primary and fully
diluted earnings
per share                $   .03   $   .01   $   .01   $   .02    $    .07


(1) Gross profit is calculated by excluding General and administrative expense from Operating income (loss), as reported in the Consolidated Statement of Operations.


(2) As a result of shares issued during the year, earnings per share for the year's four quarters, which are based on average shares outstanding during each quarter, do not equal the annual earnings per share, which is based on the average shares outstanding during the year.

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

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference from the information appearing under the captions "Proposal One - Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held December 17, 1997, to be filed with the Securities and Exchange Commission ("Commission") within 120 days of the end of the Company's fiscal year on August 31, 1997.

Item 11.  EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference from the information appearing under the captions "Meetings, Committees and Compensation of the Board", "Executive Compensation", "Severance Compensation and Consulting Agreements", "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held December 17, 1997, to be filed with the Commission within 120 days of the end of the Company's fiscal year on August 31, 1997.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference from the information appearing under the captions "Voting" and "Common Stock Ownership of Directors and Executive Officers" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held December 17, 1997, to be filed with the Commission within 120 days of the end of the Company's fiscal year on August 31, 1997.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference to such information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held December 17, 1997, to be filed with the Commission within 120 days of the end of the Company's fiscal year on August 31, 1997.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

       (1) Financial Statements of Parker Drilling Company and subsidiaries which are included in Part II, Item 8:

                                                                                     Page
                                                                                     ----
  Report of Independent Accountants                                                   __
  Consolidated Statement of Operations for each
   of the three years in the period ended August 31, 1997                             __
  Consolidated Balance Sheet as of August 31, 1997 and 1996                           __
  Consolidated Statement of Cash Flows for each of the
   three years in the period ended August 31, 1997                                    __
  Consolidated Statement of Stockholders' Equity for
   each of the three years in the period ended August 31, 1997                        __
  Notes to Consolidated Financial Statements                                          __

                                    PART IV
                                  (continued)

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (continued)


       (2)  Financial Statement Schedule:
                                                                       Page

            Schedule II - Valuation and qualifying accounts             __



       (3)  Exhibits:

       Exhibit Number                      Description
       --------------                      -----------
             2(a) - Stock Purchase Agreement dated May 9, 1997 by and among the
                    Company, Parker Drilling Offshore Company and Trenergy
                    (Malaysia) BHD.  (incorporated herein by reference to
                    Exhibit 10(n) to the Company's Quarterly Report on Form 10-Q
                    for the three months ended May 31, 1997).
             2(b) - Stock Purchase Agreement dated May 9, 1997 by and among the
                    Company, Parker Drilling Offshore Company and Rashid & Lee
                    Nominees SDN BHD.  (incorporated herein by reference to
                    Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q
                    for the three months ended May 31, 1997).
             2(c) - Definitive agreement between Parker Drilling Company and
                    Energy Ventures, Inc., for the purchase of Mallard Bay
                    Drilling, Inc., (incorporated herein by reference to Form
                    8-K filed September 19, 1996).
             2(d) - Definitive agreement to acquire Quail Tools, Inc.,
                    (incorporated herein by reference to Form 8-K filed
                    October 17, 1996).
             3(a) - Restated Certificate of Incorporation of the Company
                    (incorporated herein by reference to Exhibit 4.1 to
                    Amendment No. 1 to the Company's S-3 Registration
                    Statement No. 333-22987).
             3(b) - Certificate of Retirement of the Company (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the
                    Company's S-3 Registration Statement No. 333-22987).
             3(c) - By-Laws of the Company (incorporated herein by reference to
                    Exhibit 3(b) to Annual Report on Form 10-K for the year
                    ended August 31, 1992, as amended by Form 8 dated February
                    18, 1993).
             4(a) - Term Loan Agreement dated as of November 8, 1996 between the Company and ING (U.S.) Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's
                    Quarterly Report on Form 10-Q/A for the three months ended
                    November 30, 1996.
             4(b) - Indenture dated as of November 12, 1996 among the Company, as issuer, certain Subsidiary Guarantors (as defined
                    therein) and Texas Commerce Bank National Association, as
                    Trustee (incorporated herein by reference to Exhibit 4.3 to the Company's S-4 Registration Statement No. 333-19317).

       Exhibit Number                       Description
       --------------                       -----------

              4(c)- Indenture dated as of July 25, 1997, between the Company and Texas Commerce Bank National Association, as Trustee, respecting 5 1/2% Convertible Subordinated Notes due 2004
                    (incorporated herein by reference to Exhibit 4.7 to the Company's S-3 Registration Statement No. 333-30711).
             10(a)- Parker Drilling Company and Subsidiaries 1991 Stock
                    Grant Plan; incorporated herein by reference to Exhibit
                    10(c) to Annual Report on Form 10-K for the year ended
                    August 31, 1992, as amended by Form 8 dated February
                    18, 1993.*
             10(b)- 1980 Incentive Career Stock Plan; incorporated herein by reference to Exhibit 10(c) to Annual Report on Form
                    10-K for the year ended August 31, 1989, as amended by Form 8 dated December 27, 1989.*
             10(c)- 1969 Key Employees Stock Grant Plan; incorporated
                    herein by reference to Exhibit 10(e) to Annual Report on Form 10-K for the year ended August 31, 1992, as amended by Form 8 dated February 18, 1993.*

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (continued)

   (3) Exhibits:  (continued)

 Exhibit Number                       Description
 --------------                       -----------
10(d) - Amended and Restated Parker Drilling Company Stock Bonus Plan,
        effective as of April 1, 1996 (incorporated herein by reference to
        Exhibit 10(e) to Annual Report on Form 10-K for the year ended
        August 31, 1996).
10(e) - 1975 Stock Purchase Agreement; incorporated herein
        by reference to Exhibit 10(g) to Annual Report on Form 10-K for the
        year ended August 31, 1986, as amended by Form 8 dated December 29,
        1986.
10(f) - Form of Severance Compensation and Consulting Agreement entered into between Parker Drilling Company and certain officers of Parker
        Drilling Company, dated on or about October 15, 1996 (incorporated herein by reference to Exhibit 10(g) to Annual Report on Form 10-K for the year ended August 31, 1996).*
10(g) - 1994 Parker Drilling Company Deferred Compensation Plan; incorporated herein by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended August 31, 1995.*
10(h) - 1994 Non-Employee Director Stock Option Plan; incorporated herein by reference to Exhibit 10(i) to Annual Report on Form 10-K for the year ended August 31, 1995.*
10(i) - 1994 Executive Stock Option Plan; incorporated herein by reference to
        Exhibit 10(j) to Annual Report on Form 10-K for the year ended
        August 31, 1995.*
10(j) - First Amendment effective as of September 1, 1996, to the Amended and
        Restated Parker Drilling Company Stock Bonus Plan, effective as of
        April 1, 1996 (incorporated herein by reference to Exhibit 10(k) to
        Annual Report on Form 10-K for the year ended August 31, 1996).
21   -  Subsidiaries of the Registrant.
23   -  Consent of Independent Accountants.
27   -  Financial Data Schedule.
99   -  Additional Exhibit - Annual Report on Form 11-K            To be
        with respect to Parker Drilling Company Stock              filed by
        Bonus Plan.                                                amendment

*Management Contract, Compensatory Plan or Agreement

(b) Reports on Form 8-K:
    The Company filed a Form 8-K on July 3, 1997 to disclose that it had executed a definitive stock purchase agreement to acquire all of the outstanding capital stock of Hercules Offshore Corporation and Hercules Rig Corp. for $145 million and $50 million, respectively.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)



        Column A                   Column B   Column C   Column D   Column E
--------------------------------   ---------  ---------  ---------  ---------
                                    Balance   Charged
                                      at       to cost               Balance
                                   beginning     and                at end of
       Classifications             of period  expenses   Deductions   period
--------------------------------   ---------  ---------  ---------- ----------
Year ended August 31, 1997:
 Allowance for doubtful accounts
  and notes                          $   739    $   737   $ (1,677)   $ 3,153
 Reduction in carrying value of
  rig materials and supplies         $ 1,797    $ 1,384   $    335    $ 2,846
 Deferred tax valuation allowance    $61,844    $   -     $ 17,758    $44,086

Year ended August 31, 1996:
 Allowance for doubtful accounts
  and notes                          $   796    $    70   $    127    $   739
 Reduction in carrying value of
  rig materials and supplies         $ 2,080    $   240   $    523    $ 1,797
 Deferred tax valuation allowance    $67,494    $   -     $  5,650    $61,844

Year ended August 31, 1995:
 Allowance for doubtful accounts
  and notes                          $ 1,050    $   -     $    254    $   796
 Reduction in carrying value of
  rig materials and supplies         $ 2,230    $   870   $  1,020    $ 2,080
 Deferred tax valuation allowance    $68,805    $(1,311)  $    -      $67,494

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            PARKER DRILLING COMPANY

            By /s/ ROBERT L. PARKER JR.                  Date:  October 16, 1997
               -------------------------------------
               Robert L. Parker Jr.
               President and Chief Executive Officer
               and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                            Title                                     Date
     ---------                                            -----                                     ----
                                               Chairman of the Board and
By /s/ ROBERT L. PARKER                        Director                                    Date:  October 16, 1997
   ---------------------------------
     Robert L. Parker
                                               President and Chief Executive
                                               Officer and Director
By /s/ ROBERT L. PARKER JR.                    (Principal Executive Officer)               Date:  October 16, 1997
   ---------------------------------
     Robert L. Parker Jr.
                                               Senior Vice President - Finance and
                                               Chief Financial Officer
By /s/ JAMES J. DAVIS                          (Principal Financial Officer)               Date:  October 16, 1997
   ---------------------------------
     James J. Davis

                                               Corporate Controller
By /s/ RANDY L. ELLIS                          (Principal Accounting Officer)              Date:  October 16, 1997
   ---------------------------------
     Randy L. Ellis
                                               Executive Vice President and
                                               Chief Operating Officer and
By /s/ JAMES W. LINN                           Director                                    Date:  October 16, 1997
   ---------------------------------
     James W. Linn


By /s/ EARNEST F. GLOYNA                       Director                                    Date:  October 16, 1997
   ---------------------------------
     Earnest F. Gloyna


By /s/ DAVID L. FIST                           Director                                    Date:  October 16, 1997
   ---------------------------------
     David L. Fist


By /s/ R. RUDOLPH REINFRANK                    Director                                    Date:  October 16, 1997
   ---------------------------------
     R. Rudolph Reinfrank


By /s/ BERNARD DUROC-DANNER                    Director                                    Date:  October 16, 1997
   ---------------------------------
     Bernard Duroc-Danner

                               INDEX TO EXHIBITS

       Exhibit Number                      Description
       --------------                      -----------
             2(a) - Stock Purchase Agreement dated May 9, 1997 by and among the
                    Company, Parker Drilling Offshore Company and Trenergy
                    (Malaysia) BHD.  (incorporated herein by reference to
                    Exhibit 10(n) to the Company's Quarterly Report on Form 10-Q
                    for the three months ended May 31, 1997).
             2(b) - Stock Purchase Agreement dated May 9, 1997 by and among the
                    Company, Parker Drilling Offshore Company and Rashid & Lee
                    Nominees SDN BHD.  (incorporated herein by reference to
                    Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q
                    for the three months ended May 31, 1997).
             2(c) - Definitive agreement between Parker Drilling Company and
                    Energy Ventures, Inc., for the purchase of Mallard Bay
                    Drilling, Inc., (incorporated herein by reference to Form
                    8-K filed September 19, 1996).
             2(d) - Definitive agreement to acquire Quail Tools, Inc.,
                    (incorporated herein by reference to Form 8-K filed
                    October 17, 1996).
             3(a) - Restated Certificate of Incorporation of the Company
                    (incorporated herein by reference to Exhibit 4.1 to
                    Amendment No. 1 to the Company's S-3 Registration
                    Statement No. 333-22987).
             3(b) - Certificate of Retirement of the Company (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the
                    Company's S-3 Registration Statement No. 333-22987).
             3(c) - By-Laws of the Company (incorporated herein by reference to
                    Exhibit 3(b) to Annual Report on Form 10-K for the year
                    ended August 31, 1992, as amended by Form 8 dated February
                    18, 1993).
             4(a) - Term Loan Agreement dated as of November 8, 1996 between the Company and ING (U.S.) Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's
                    Quarterly Report on Form 10-Q/A for the three months ended
                    November 30, 1996.
             4(b) - Indenture dated as of November 12, 1996 among the Company, as issuer, certain Subsidiary Guarantors (as defined
                    therein) and Texas Commerce Bank National Association, as
                    Trustee (incorporated herein by reference to Exhibit 4.3 to the Company's S-4 Registration Statement No. 333-19317).

       Exhibit Number                       Description
       --------------                       -----------

              4(c)- Indenture dated as of July 25, 1997, between the Company and Texas Commerce Bank National Association, as Trustee, respecting 5 1/2% Convertible Subordinated Notes due 2004
                    (incorporated herein by reference to Exhibit 4.7 to the Company's S-3 Registration Statement No. 333-30711).
             10(a)- Parker Drilling Company and Subsidiaries 1991 Stock
                    Grant Plan; incorporated herein by reference to Exhibit
                    10(c) to Annual Report on Form 10-K for the year ended
                    August 31, 1992, as amended by Form 8 dated February
                    18, 1993.*
             10(b)- 1980 Incentive Career Stock Plan; incorporated herein by reference to Exhibit 10(c) to Annual Report on Form
                    10-K for the year ended August 31, 1989, as amended by Form 8 dated December 27, 1989.*
             10(c)- 1969 Key Employees Stock Grant Plan; incorporated
                    herein by reference to Exhibit 10(e) to Annual Report on Form 10-K for the year ended August 31, 1992, as amended by Form 8 dated February 18, 1993.*

 Exhibit Number                       Description
 --------------                       -----------
10(d) - Amended and Restated Parker Drilling Company Stock Bonus Plan,
        effective as of April 1, 1996 (incorporated herein by reference to
        Exhibit 10(e) to Annual Report on Form 10-K for the year ended
        August 31, 1996).
10(e) - 1975 Stock Purchase Agreement; incorporated herein
        by reference to Exhibit 10(g) to Annual Report on Form 10-K for the
        year ended August 31, 1986, as amended by Form 8 dated December 29,
        1986.
10(f) - Form of Severance Compensation and Consulting Agreement entered into between Parker Drilling Company and certain officers of Parker
        Drilling Company, dated on or about October 15, 1996 (incorporated herein by reference to Exhibit 10(g) to Annual Report on Form 10-K for the year ended August 31, 1996).*
10(g) - 1994 Parker Drilling Company Deferred Compensation Plan; incorporated herein by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended August 31, 1995.*
10(h) - 1994 Non-Employee Director Stock Option Plan; incorporated herein by reference to Exhibit 10(i) to Annual Report on Form 10-K for the year ended August 31, 1995.*
10(i) - 1994 Executive Stock Option Plan; incorporated herein by reference to
        Exhibit 10(j) to Annual Report on Form 10-K for the year ended
        August 31, 1995.*
10(j) - First Amendment effective as of September 1, 1996, to the Amended and
        Restated Parker Drilling Company Stock Bonus Plan, effective as of
        April 1, 1996 (incorporated herein by reference to Exhibit 10(k) to
        Annual Report on Form 10-K for the year ended August 31, 1996).
21   -  Subsidiaries of the Registrant.
23   -  Consent of Independent Accountants.
27   -  Financial Data Schedule.
99   -  Additional Exhibit - Annual Report on Form 11-K            To be
        with respect to Parker Drilling Company Stock              filed by
        Bonus Plan.                                                amendment

*Management Contract, Compensatory Plan or Agreement