Form 10-Q
period 1997-11-30
PARKER DRILLING CO /DE/
filed 1998-01-12
CIK 76321

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

                  FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997

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

     As of November 30, 1997, 76,699,314 common shares were outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------




                               PARKER DRILLING COMPANY

                                        INDEX


Part I.  Financial Information                                         Page No.

      Consolidated Condensed Balance Sheets (Unaudited) -
        November 30, 1997 and August 31, 1997                             2

      Consolidated Condensed Statements of Operations (Unaudited) -
        Three Months Ended November 30, 1997 and November 30, 1996        3

      Consolidated Condensed Statements of Cash Flows (Unaudited) -
        Three Months Ended November 30, 1997 and November 30, 1996        4

      Notes to Unaudited Consolidated Condensed
        Financial Statements                                            6 - 7

      Report of Independent Accountants                                   8

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             9 - 11


Part II.  Other Information

      Item 6, Exhibits and Reports on Form 8-K                           12

      Signatures                                                         13

      Exhibit 15, Letter Re Unaudited Interim
       Financial Information

      Exhibit 27, Financial Data Schedule


                        PART 1.  FINANCIAL INFORMATION

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)
                                                  November 30,   August 31,
                                                      1997          1997
                              ASSETS              -----------    ----------
                              ------
Current assets:
  Cash and cash equivalents                         $183,291       $209,951
  Other short-term investments                           230          2,838
  Accounts and notes receivable                      114,479        103,808
  Rig materials and supplies                          20,067         19,130
  Other current assets                                16,749         16,227
                                                    --------       --------
      Total current assets                           334,816        351,954

Property, plant and equipment less accumulated
  depreciation, depletion and amortization of
  $387,733 at November 30, 1997, and $375,236
  at August 31, 1997                                 460,132        439,651

Goodwill, net of accumulated amortization
  of $5,018 at November 30, 1997 and $3,822
  at August 31, 1997                                 138,272        139,467

Other noncurrent assets                               55,822         53,064
                                                    --------       --------
      Total assets                                  $989,042       $984,136
                                                    --------       --------
                                                    --------       --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
  Current portion of long-term debt                 $ 15,085       $ 16,084
  Accounts payable and accrued liabilities            53,386         55,717
  Accrued income taxes                                 7,124          4,904
                                                    --------       --------
      Total current liabilities                       75,595         76,705
                                                    --------       --------

Long-term debt                                       547,759        551,042
                                                    --------       --------
Other long-term liabilities                            5,823          7,666
                                                    --------       --------
Common stock, $.16 2/3 par value                      12,783         12,780
Capital in excess of par value                       340,508        340,243
Retained earnings (accumulated deficit)                6,659         (4,023)
Other                                                    (85)          (277)
                                                    --------       --------
     Total stockholders' equity                      359,865        348,723
                                                    --------       --------

      Total liabilities and stockholders' equity    $989,042       $984,136
                                                    --------       --------
                                                    --------       --------

    See accompanying notes to consolidated condensed financial statements.
/TABLE

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)


                                                       Three Months Ended
                                                          November 30,
                                                       ------------------
                                                         1997       1996
                                                       --------   --------
Revenues:
  Land drilling                                        $ 65,383   $ 37,585
  Offshore drilling                                      36,017      5,286
  Rental tools                                           8,089      1,713
  Other                                                     391        614
                                                       --------   --------
Total revenues                                          109,880     45,198
                                                       --------   --------
Operating expenses:
  Land drilling                                          42,468     27,268
  Offshore drilling                                      20,858      3,176
  Rental tools                                            2,786        339
  Other                                                     494        923
  Depreciation, depletion and
    amortization                                         14,559      6,898
  General and administrative                              4,115      3,398
                                                        --------  --------
Total operating expenses                                 85,280     42,002
                                                        --------  --------
Operating income                                         24,600      3,196
                                                        --------  --------
Other income and (expense):
  Interest expense                                      (12,025)    (2,610)
  Interest income                                         2,788      1,121
  Other income (expense) - net                              228      1,070
                                                       --------   --------
Total other income and (expense)                         (9,009)      (419)
                                                       --------   --------
Income before income taxes                               15,591      2,777
                                                       --------   --------
Income tax expense                                        4,909      1,298
                                                       --------   --------
Net income                                            $  10,682  $   1,479
                                                       --------   --------

Earnings per share,
  primary and fully diluted                           $     .14  $     .02
                                                       --------   --------
                                                       --------   --------
Number of common shares used
  in computing fully diluted earnings per share:     78,639,978 66,315,399
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

                                                       Three Months Ended
                                                          November 30,
                                                       --------------------
                                                         1997        1996
                                                       --------     -------
Cash flows from operating activities:
  Net income                                           $ 10,682     $ 1,479
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation, depletion and amortization           14,559       6,898
      Expenses not requiring cash                           764         185
      Change in operating assets and liabilities        (17,341)     (8,142)
      Other-net                                            (191)       (762)
                                                        -------     -------
    Net cash provided by (used in) operating
      activities                                          8,473        (342)
                                                        -------     -------
Cash flows from investing activities:
  Capital expenditures                                  (33,656)     (9,011)
  Acquisition of Mallard, net of cash acquired              -      (308,366)
  Acquisition of Quail                                      -       (65,900)
  Proceeds from the sale of equipment                       272       5,849
  Decrease (increase) in short-term
   investments                                            2,608         610
  Other-net                                                 -          (676)
                                                        -------     -------
    Net cash provided (used) by investing
      activities                                        (30,776)   (377,494)
                                                       --------     -------
Cash flows from financing activities:
  Proceeds from issuance of debt                            -       387,274
  Principal payments under debt obligations              (4,341)       (324)
  Other                                                     (16)        264
                                                        -------     -------
    Net cash provided (used) by financing
      activities                                         (4,357)    387,214
                                                        -------     -------

Net change in cash and cash equivalents                 (26,660)      9,378

Cash and cash equivalents at
  beginning of period                                   209,951      61,738
                                                        -------     -------
Cash and cash equivalents at
  end of period                                        $183,291     $71,116
                                                        -------     -------
                                                        -------     -------






                   PARKER DRILLING COMPANY AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
               Increase (Decrease) in Cash and Cash Equivalents
                            (Dollars in Thousands)
                                  (Unaudited)




Supplemental cash flow information:
  Interest paid                                        $ 16,716    $    307
  Taxes paid                                           $  2,689    $    704


Supplemental noncash financing activity:
  In November 1996, the Company issued $25,000,000 of preferred stock, subsequently converted to common stock in December 1996, as a part of the acquisition of Mallard. (See Note 4.)






























    See accompanying notes to consolidated condensed financial statements.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of November 30, 1997 and August 31, 1997, (2) the results of operations for the three months ended November 30, 1997 and November 30, 1996, and (3) cash flows for the three months ended November 30, 1997 and November 30, 1996. Results for the three months ended November 30, 1997, are not necessarily indicative of the results which will be realized for the year ending August 31, 1998. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended August 31, 1997.


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

3. On May 9, 1997, the Company executed a definitive stock purchase agreement (the "HOC Agreement") to acquire all of the outstanding capital stock of Hercules Offshore Corporation, a Texas corporation ("HOC"), and a definitive stock purchase agreement (the "HRC Agreement") to acquire all of the outstanding capital stock of Hercules Rig Corp., a Texas corporation ("HRC") and an affiliate of HOC (HOC and HRC being collectively referred to as "Hercules"), for $145 million and $50 million, respectively. The purchase prices for the acquisitions are subject to adjustment for certain debt assumed by the Company, for capital expenditures incurred and for levels of working capital at closing. Currently, Hercules owns three self-erecting platform rigs and seven offshore jackup rigs.

    The acquisition of Hercules was completed on December 30, 1997 with the Company making total cash payments of $199.8 million, which includes capital expenditures made subsequent to the purchase agreement date. The final purchase price is subject to further adjustment based on the level of working capital at closing. The acquisition will be accounted for by the purchase method of accounting.

4. On November 12, 1996, the Company acquired Mallard Bay Drilling, Inc. ("Mallard") and Quail Tools, Inc. ("Quail"). Both were accounted for by the purchase method of accounting.

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

    The Company financed the acquisitions of Mallard and Quail through the issuance of $300 million of Senior Notes and a term loan of $100 million, $86.5 million of which was outstanding at November 30, 1997. Additionally, the Company issued $25 million of preferred stock which was converted to 3,056,600 shares of common stock during the second quarter of fiscal 1997.


5. In July 1997, the Company acquired substantially all of the assets of Bolifor, a leading provider of contract drilling services in Bolivia, for $25.0 million, of which $2.7 million will be paid in fiscal 1998. The assets of Bolifor primarily consist of 11 land rigs located in Bolivia, Paraguay and Argentina.


6. Information regarding the Company's operations by industry segment for the three months ended November 30, 1997 is as follows (dollars in thousands):


               Revenues:
                 Land drilling               $   65,383
                 Offshore drilling               36,017
                 Rental tools                     8,089
                 Other                              391
                                               ---------
               Net revenues                  $  109,880
                                               ---------
               Operating income (loss):
                 Land drilling                   12,532
                 Offshore drilling                9,055
                 Rental tools                     3,584
                 Other                             (571)
                                               ---------
               Total operating income(loss)      24,600
               Interest expense                 (12,025)
               Other income (expense)-net         3,016
                                               ---------
               Income before income taxes    $   15,591
                                                --------
                                                --------


                       Report of Independent Accountants




To the Board of Directors and Shareholders
Parker Drilling Company

     We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of November 30, 1997, and the related consolidated condensed statements of operations for the three month periods ended November 30, 1997 and 1996 and consolidated condensed statements of cash flows for the three month periods ended November 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of August 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report, dated October 14, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                          By:  /s/ Coopers & Lybrand L.L.P.
                                               ----------------------------
                                               COOPERS & LYBRAND L.L.P.



Tulsa, Oklahoma
January 12, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
The Company's net income of $10.7 million in fiscal 1998's first quarter reflects an improvement of $9.2 million when compared to the first quarter of fiscal 1997. Strong demand in each of the Company's industry segments, land drilling, offshore drilling and rental tools, contributed to the improvement in earnings.

Revenues increased from $45.2 million to $109.9 million, an increase of $64.7 million, or 143%. Mallard and Quail, which were acquired on November 12, 1996, contributed $38.0 million of the increase primarily due to the inclusion of the entire quarter in fiscal 1998 as compared to only 18 days in the prior fiscal year. Operations in Bolivia and Argentina, utilizing rigs obtained in the July 1997 acquisition of Bolifor, provided revenues of $7.7 million in the current quarter. The remainder of the increase in revenues, $19.0 million, was contributed by the Company's on-going land drilling operations.

Revenues increased in each of the geographic areas in which the Company operates. Latin America land drilling operations recorded an increase of $14.7 million due to the acquisition of Bolifor and increased utilization and dayrates in Colombia and Peru. The Asia Pacific region reflected an increase in land drilling revenues of $7.4 million due to increased utilization in the countries of Pakistan and New Guinea and increased drilling services provided by the Company in Indonesia. Land drilling revenues in Africa and the former Soviet Union increased $3.2 million due to increased revenues from the Company's alliance work with Tengizchevroil in Kazakhstan and revenue from Rig 230, which moved from Russia to Kazakhstan to commence drilling operations in fiscal 1998. Revenues from land drilling operations in the United States increased $2.5 million due primarily to increases in the dayrates received for the Company's drilling services.

Utilization of the Company's domestic and international land rigs averaged 100% and 80% in the current quarter, respectively, an increase from 81% and 54%, respectively, in the first quarter of fiscal 1997. Utilization of Mallard's active (denotes that the rig is currently under contract or available for contract) domestic transition zone barge rigs (23) and offshore platform rigs (2) averaged 95% in the current fiscal quarter while all three of the Company's barge rigs located in Nigeria's transition zones earned revenue the entire quarter.

Profit margins (revenue less direct operating expense) of $43.3 million for the first quarter of fiscal 1998 compare to $13.5 million recorded in the first quarter of fiscal 1997. The Company's offshore drilling and tool rental segments provided $15.2 million and $5.3 million of the current quarter's profit margins, respectively. The same two segments provided a combined profit margin of $3.5 million during the short period of time they were owned in the fiscal 1997 first quarter. Profit margins from land drilling operations increased to $22.9 million from $10.3 million, due primarily to increased utilization and revenue in Colombia, Peru, Kazakhstan, Pakistan, New Guinea, Indonesia and North American operations, and the additional profit margins provided by the acquisition of the Bolifor rigs in Bolivia and Argentina. In addition, profit margin percentages increased due to operating dayrate increases in several of the Company's markets.

The increased profit margin was somewhat offset during the quarter by an increase of $7.7 million in depreciation and amortization expense, largely attributable to depreciation of assets and amortization of goodwill associated with the Mallard and Quail acquisitions and depreciation expense attributable to the Bolifor acquisition. Interest expense increased $9.4 million due to the borrowings put in place in November 1996 to finance the Mallard and Quail acquisitions ($300 million Senior Notes and $100 million term loan under the Senior Credit Facility, of which $86.5 million is outstanding at November 30,
1997) and the $175 million Convertible Notes issued in July 1997 to finance the recently completed Hercules acquisition. Interest income increased $1.7 million due primarily to increased cash balances from the issuance of the Convertible Notes in July 1997. Income taxes increased $3.6 million due to increased profits from the Company's international operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents totaling $183.3 million at November 30, 1997, a decrease of $26.7 million from the August 31, 1997 balance. Cash provided by operations of $8.5 million, in addition to existing cash, was used to finance $33.7 million of capital expenditures and $4.3 million in debt repayment. Significant capital additions in the first quarter of fiscal 1998 included: (i) the purchase of the Gulf Explorer; (ii) the modification of barge Rig 71, which after completion of operations in Nigeria is being modified for service in another international location; and (iii) the conversion of barge Rig 15 from a workover rig into a drilling rig.

As previously noted, the Company completed its acquisition of Hercules on December 30, 1997, with the Company making total cash payments of $199.8 million. In anticipation of funding the Hercules acquisition, in July 1997 the Company issued $175 million of Convertible Subordinated Notes due 2004. The Notes bear interest at 5.5% payable semi-annually in February and August. The Notes are convertible at the option of the holder into shares of common stock of Parker Drilling Company at any time prior to maturity at a conversion price of $15.39 per share. The Convertible Subordinated Notes are redeemable at the option of the Company at any time after July 2000 at certain stipulated prices. In addition to the funds provided by the issuance of the Convertible Subordinated Notes, the Company has drawn down $32 million under the revolving credit portion of the Senior Credit Facility subsequent to the November 30, 1997 balance sheet date to partially fund the Hercules acquisition and provide for working capital.

In November 1996, the Company acquired Mallard for $311.8 million in cash and $25 million in convertible preferred stock (that converted into 3,056,600 shares of common stock in the second quarter of fiscal 1997) and Quail for $66.9 million in cash. The Company financed the acquisitions of Mallard and Quail through the sale of $300 million principal amount of Senior Notes and a term loan of $100 million under the Senior Credit Facility, $86.5 million of which was outstanding at November 30, 1997.

The Senior Notes, which were issued at a $2.4 million discount, have an interest rate of 9 3/4% and will mature in 2006. The Senior Notes are guaranteed by the Company's principal subsidiaries. The Senior Credit Facility consists of the term loan and a $45 million revolving credit facility. The term loan bears interest (7.9375% at November 30, 1997) at the option of the Company, at prime to prime plus 0.50% or at 1.75% to 2.25% above the one-, two- three- and six-month reserve-adjusted LIBOR rate, depending on the Company's Debt-to-Capital

Ratio (as defined), and matures on November 30, 2002. Installments of principal are payable quarterly in an amount that provides for the retirement of an additional $10.5 million in fiscal 1998, $12 million in each of fiscal 1999 through 2002, with a final payment of $28 million due at maturity. The term loan has no prepayment penalty, is guaranteed by the Company's principal subsidiaries and is secured by substantially all of the assets of the Company and the assets and stock of such subsidiaries.


The revolving credit facility is available for working capital requirements, general corporate purposes and to support letters of credit, of which $12.0 million had been issued at November 30, 1997. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80% of eligible accounts receivable. All advances to the Company under the revolving credit facility bear interest, at the option of the Company, at prime to prime plus 0.50% or at 1.75% to 2.25% above the one-, two-, three-and six-month reserve-adjusted LIBOR rate, depending on the percentage of the credit facility utilized. The revolving credit facility is collateralized by a first lien on the Company's accounts receivable. Subsequent to November 30, 1997, the Company has drawn down $32 million of the revolving credit facility to partially fund the Hercules acquisition and provide for working capital. The Company is in the process of increasing the revolving credit facility from $45 million to $75 million. The revolving credit facility matures on December 31, 1998.

Both the Senior Notes and the Senior Credit Facility contain customary affirmative and negative covenants, including restrictions on incurrence of debt and sales of assets. The Senior Credit Facility prohibits payment of dividends and the indenture for the Senior Notes restricts the payment of dividends.

Subsequent to the acquisition of Hercules, management anticipates that the cash generated from operations, in addition to cash available under the increased revolving credit facility, will be sufficient to fund the Company's working capital needs and estimated capital expenditures of $180 million, in fiscal 1998. In addition, the Company may consider seeking additional equity or long-term financing should new opportunities requiring capital arise. The Company withdrew its proposed offering of 10,000,000 shares of common stock in November due to the belief of management that the Company's strength and prospects were undervalued by the market at that time.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits:                                                    Page


           Exhibit 15 Letter re Unaudited Interim Financial Information  15

           Exhibit 27 Financial Data Schedule

(b) Reports on Form 8-K - Parker Drilling Company filed a Form 8-K on November 3, 1997 which included financial statements of Hercules Offshore Corporation and Hercules Rig Corp.




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



Date:  January 12, 1998


                                 By:  /s/ James J. Davis
                                      ----------------------------------------
                                          James J. Davis
                                          Senior Vice President-Finance and
                                          Chief Financial Officer




                                 By:  /s/ Randy Ellis
                                      ----------------------------------------
                                          Randy Ellis
                                          Controller and
                                          Chief Accounting Officer

                               INDEX TO EXHIBITS

Exhibit
Number                             Description
-------                            -----------


15                Letter re Unaudited Interim Financial Information

27                Financial Data Schedule