Form 10-K/A
period 1997-08-31
PARKER DRILLING CO /DE/
filed 1998-02-19
CIK 76321

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 10549

                                   FORM 10-K/A-1
            (Mark One)
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended August 31, 1997
                                              ---------------
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from                 to
                                       ---------------    ----------------
                          Commission file number 1-7573
                                                 ------
                             PARKER DRILLING COMPANY
              (Exact name of registrant as specified in its charter)

           Delaware                              73-0618660
------------------------------        ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

      Parker Building, Eight East Third Street, Tulsa, Oklahoma   74103
      -----------------------------------------------------------------
      (Address of principal executive offices)               (zip code)

      Registrant's telephone number, including area code (918) 585-8221
      -----------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange on which registered:
          N/A                                 New York Stock Exchange, Inc.
------------------------------      -------------------------------------------
   (Title of class)

             Securities registered pursuant to section 12(g) of the Act:
                  Common Stock, par value $.16 2/3 per share
             ----------------------------------------------------------
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                           ---     ---
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

      As of December 31, 1997, 76,703,373 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was $871.4 million.
                        Documents Incorporated by Reference

Part III, Items 10 through 13        Portions of the Company's definitive Proxy
                                     Statement in connection with its Annual
                                     Meeting to be held December 17, 1997
-------------------------------------------------------------------------------
Exhibit 99 is an Additional Exhibit - Annual Report on Form 11-K with respect to the Parker Drilling Company Stock Bonus Plan and is being filed as an exhibit to the Company's Form 10-K for fiscal year ended August 31, 1997 pursuant to Rule 15d-21(b) of the Securities Exchange Act of 1934.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                PARKER DRILLING COMPANY
                                                -----------------------
                                                      (Registrant)



Date:  February 4, 1998             By:         /s/ I. E. Hendrix
                                         -------------------------------------
                                                I. E. Hendrix
                                                Vice President and Treasurer

                               INDEX TO EXHIBITS



                  Exhibit
                  Number                          Description
                  -------                         -----------


                    99                    Annual Report on Form 11-K