Form 10-Q
period 1998-02-28
PARKER DRILLING CO /DE/
filed 1998-04-14
CIK 76321

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

                  FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

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

     As of March 31, 1998, 76,722,674 common shares were outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------



                               PARKER DRILLING COMPANY

                                        INDEX


Part I.  Financial Information                                         Page No.

      Consolidated Condensed Balance Sheets (Unaudited) -
        February 28, 1998 and August 31, 1997                             2

      Consolidated Condensed Statements of Operations (Unaudited) -
        Three and Six Months Ended February 28, 1998 and
        February 28, 1997                                                 3

      Consolidated Condensed Statements of Cash Flows (Unaudited) -
        Three and Six Months Ended February 28, 1998 and
        February 28, 1997                                               4 - 5

      Notes to Unaudited Consolidated Condensed
        Financial Statements                                            6 - 9

      Report of Independent Accountants                                  10

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            11 - 14


Part II.  Other Information

      Item 6, Exhibits and Reports on Form 8-K                           15

      Signatures                                                         16

      Exhibit 15, Letter Re Unaudited Interim
       Financial Information

      Exhibit 27, Financial Data Schedule [Edgar Version Only]





                        PART 1.  FINANCIAL INFORMATION

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)
                                                  February 28,   August 31,
                                                      1998          1997
                              ASSETS              -----------    ----------
                              ------
Current assets:
  Cash and cash equivalents                       $    4,061     $  209,951
  Other short-term investments                           -            2,838
  Accounts and notes receivable                      131,814        103,808
  Rig materials and supplies                          21,204         19,130
  Other current assets                                12,794         16,227
                                                  ----------     ----------
      Total current assets                           169,873        351,954

Property, plant and equipment less accumulated
  depreciation, depletion and amortization of
  $401,779 at February 28, 1998, and $375,236
  at August 31, 1997                                 647,669        439,651

Goodwill, net of accumulated amortization
  of $6,560 at February 28, 1998 and $3,822
  at August 31, 1997                                 209,249        139,467

Other noncurrent assets                               46,829         53,064
                                                  ----------     ----------
      Total assets                                $1,073,620     $  984,136
                                                  ----------     ----------
                                                  ----------     ----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
  Current portion of long-term debt               $   15,010     $   16,084
  Accounts payable and accrued liabilities            83,854         55,717
  Accrued income taxes                                 9,199          4,904
                                                  ----------     ----------
      Total current liabilities                      108,063         76,705
                                                  ----------     ----------

Long-term debt                                       544,786        551,042
                                                  ----------     ----------
Other long-term liabilities                           48,431          7,666
                                                  ----------     ----------
Common stock, $.16 2/3 par value                      12,786         12,780
Capital in excess of par value                       340,687        340,243
Retained earnings (accumulated deficit)               18,885         (4,023)
Other                                                    (18)          (277)
                                                  ----------     ----------
     Total stockholders' equity                      372,340        348,723
                                                  ----------     ----------

      Total liabilities and stockholders' equity  $1,073,620     $  984,136
                                                  ----------     ----------
                                                  ----------     ----------
    See accompanying notes to consolidated condensed financial statements.
/TABLE

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)
                                Three Months Ended      Six Months Ended
                                -------------------    -------------------
                                Feb. 28,   Feb. 28,    Feb. 28,   Feb. 28,
                                  1998       1997        1998       1997
                                --------   --------    --------   --------
Revenues:
  Land drilling                 $70,990     $45,189    $136,373   $ 82,774
  Offshore drilling              45,194      26,214      81,211     31,500
  Rental tools                    8,641       7,087      16,730      8,800
  Other                             392         552         783      1,166
                                -------     -------    --------   --------
Total revenues                  125,217      79,042     235,097    124,240
                                -------     -------    --------   --------
Operating expenses:
  Land drilling                  47,759      33,637      90,227     60,905
  Offshore drilling              27,466      16,474      48,324     19,650
  Rental tools                    3,824       1,686       6,610      2,025
  Other                             546       1,494       1,040      2,417
  Depreciation, depletion and
    amortization                 17,114      12,714      31,673     19,612
  General and administrative      4,430       3,403       8,545      6,801
                                -------     -------    --------   --------
Total operating expenses        101,139      69,408     186,419    111,410
                                -------     -------    --------   --------
Operating income                 24,078       9,634      48,678     12,830
                                -------     -------    --------   --------

Other income and (expense):
  Interest expense              (12,753)     (9,497)    (24,778)   (12,107)
  Interest income                 1,185         896       3,973      2,017
  Other income (expense) - net    6,166       1,017       6,394      2,087
                                -------     -------    --------   --------
Total other income and (expense) (5,402)     (7,584)    (14,411)    (8,003)
                                -------     -------    --------   --------
Income before income taxes       18,676       2,050      34,267      4,827
                                -------     -------    --------   --------
Income tax expense                6,450         714      11,359      2,012
                                -------     -------    --------   --------
Net income                      $12,226     $ 1,336    $ 22,908   $  2,815
                                -------     -------    --------   --------

Earnings per share,
  Basic                         $   .16     $   .02    $    .30   $    .04
                                -------     -------    --------   --------

  Diluted                       $   .16     $   .02    $    .29   $    .04
                                -------     -------    --------   --------

Number of common shares used
  in computing earnings per share:

   Basic                      76,636,335  68,107,501  76,574,870  66,753,770
                              ----------  ----------  ----------  ----------

   Diluted                    78,034,737  68,813,466  78,380,903  67,504,241
                              ----------  ----------  ----------  ----------

    See accompanying notes to consolidated condensed financial statements.
/TABLE

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                            (Dollars in Thousands)
                                  (Unaudited)
                                                        Six Months Ended
                                                          February 28,
                                                       --------------------
                                                         1998        1997
                                                       --------     -------
Cash flows from operating activities:
  Net income                                           $ 22,908     $ 2,815
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation, depletion and amortization           31,673      19,612
      Expenses not requiring cash                         2,529         628
      Change in operating assets and liabilities         15,244     (23,078)
      Other-net                                          (6,246)     (1,807)
                                                        -------     -------
    Net cash provided by (used in) operating
      activities                                         66,108      (1,830)
                                                        -------     -------
Cash flows from investing activities:
  Capital expenditures                                  (81,420)    (31,776)
  Acquisition of Mallard, net of cash acquired              -      (309,922)
  Acquisition of Quail                                      -       (66,888)
  Acquisition of Hercules, net of cash acquired        (195,552)        -
  Proceeds from sale of On-site investment                7,998         -
  Proceeds from the sale of equipment                     2,794       9,316
  Decrease (increase) in short-term
   investments                                            2,838      13,096
  Other-net                                                (828)     (5,126)
                                                        -------     -------
    Net cash provided (used) by investing
      activities                                       (264,170)   (391,300)
                                                       --------     -------
Cash flows from financing activities:
  Proceeds from issuance of debt                         32,828     387,274
  Principal payments under debt obligations             (40,511)     (1,523)
  Other                                                    (145)        238
                                                        -------     -------
    Net cash provided (used) by financing
      activities                                         (7,828)    385,989
                                                        -------     -------

Net change in cash and cash equivalents                (205,890)     (7,141)

Cash and cash equivalents at
  beginning of period                                   209,951      61,738
                                                        -------     -------
Cash and cash equivalents at
  end of period                                        $  4,061     $54,597
                                                        -------     -------
                                                        -------     -------

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
               Increase (Decrease) in Cash and Cash Equivalents
                            (Dollars in Thousands)
                                  (Unaudited)




Supplemental cash flow information:
  Interest paid                                        $ 24,111    $  3,086
  Taxes paid                                           $  5,988    $  2,047

Business acquisition in December, 1997:                Hercules
                                                       --------
  Working capital, net of cash acquired                $    694
  Property, plant and equipment                         156,327
  Purchase price in excess of net assets
   acquired                                              72,520
  Other assets                                               36
  Noncurrent liabilities                                    (58)
  Deferred tax liability                                (33,967)
                                                       --------
                                                       $195,552
                                                       --------


Supplemental noncash financing activity:
  In November 1996, the Company issued $25,000,000 of preferred stock, subsequently converted to common stock in December 1996, as a part of the acquisition of Mallard. (See Note 4.)



















    See accompanying notes to consolidated condensed financial statements.

                         PARKER DRILLING COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of February 28, 1998 and August 31, 1997, (2) the results of operations for the three and six months ended February 28, 1998 and February 28, 1997, and (3) cash flows for the six months ended February 28, 1998 and February 28, 1997. Results for the six months ended February 28, 1998, are not necessarily indicative of the results which will be realized for the year ending August 31, 1998. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended August 31, 1997.

2. In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share," was issued. This statement replaced the previously required presentation of primary earnings per share (EPS) with a presentation of basic EPS that excludes dilutive securities from the computation. It also requires a presentation of diluted EPS that is computed similarly to the fully diluted EPS calculation previously required. The requirements of this statement have been followed for all earnings per share figures included in this Form 10-Q.

              RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
            TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)


                                      For the Three Months Ended Feb. 28, 1998
                                     -----------------------------------------

                                       Income           Shares       Per-Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------     -------------   ---------

Basic EPS:
Income available to
  common stockholders                $12,226,000      76,636,335        $.16

Effect of Dilutive Securities:
Stock options and grants                               1,398,402

Diluted EPS:
Income available to common
  stockholders + assumed
  conversions                        $12,226,000      78,034,737        $.16
                                     -----------     -----------        ----
                                     -----------     -----------        ----





  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)


              RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
            TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                      For the Six Months Ended Feb. 28, 1998
                                     -----------------------------------------

                                       Income           Shares       Per-Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------     -------------   ---------

Basic EPS:
Income available to
  common stockholders                $22,908,000      76,574,870        $.30

Effect of Dilutive Securities:
Stock options and grants                               1,806,033

Diluted EPS:
Income available to common
  stockholders + assumed
  conversions                        $22,908,000      78,380,903        $.29
                                     -----------     -----------        ----
                                     -----------     -----------        ----

Options to convert $175,000,000 of Convertible Subordinated Notes into
11,371,020 shares of common stock at $15.39 per share were outstanding during the six months ended February 28, 1998 but were not included in the computation of diluted EPS because the assumed conversion of the options would have had an anti-dilutive effect on EPS. In addition, options to purchase
1,000,500 shares of common stock at $12.1875 which were outstanding during part of the period were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


3. On May 9, 1997, the Company executed a definitive stock purchase agreement (the "HOC Agreement") to acquire all of the outstanding capital stock of Hercules Offshore Corporation, a Texas corporation ("HOC"), and a definitive stock purchase agreement (the "HRC Agreement") to acquire all of the outstanding capital stock of Hercules Rig Corp., a Texas corporation ("HRC") and an affiliate of HOC (HOC and HRC being collectively referred to as "Hercules"), for $145 million and $50 million, respectively. The purchase prices for the acquisitions were subject to adjustment for certain debt assumed by the Company, for capital expenditures incurred and for levels of working capital at closing. Hercules owns three self-erecting platform rigs and seven offshore jackup rigs.

    The acquisition of Hercules was completed on December 30, 1997 for $195.6 million, which includes capital expenditures made subsequent to the purchase agreement date and additional adjustments based on the level of working capital at closing. The acquisition has been accounted for by the purchase method of accounting. The excess of purchase price over the fair values of the net assets acquired was $72.5 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

    The acquisition of Hercules was primarily funded with proceeds from the July 1997 issuance of the Company's $175 million 5 1/2% Convertible Subordinated Notes.

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

    The Company financed the acquisitions of Mallard and Quail through the issuance of $300 million of Senior Notes and a term loan of $100 million. The balance of the term loan outstanding at February 28, 1998, $83 million, was paid in full with proceeds from the issuance of an additional $150 million of 9 3/4% Senior Notes, as discussed in Note 7.
    Additionally, the Company issued $25 million of preferred stock which was converted to 3,056,600 shares of common stock during the second quarter of fiscal 1997.

    The following unaudited pro forma information presents a summary of the second quarter consolidated results of operations of the Company and the acquired entities as if the acquisitions had occurred September 1, 1996.

   (Thousands except per share amounts)

                        Three Months Ended       Six Months Ended
                        -------------------     -------------------
                        Feb. 28,   Feb. 28,     Feb. 28,   Feb. 28,
                          1998       1997         1998       1997
                        --------   --------     --------   --------
   Revenues             $131,631   $ 93,467     $260,501   $181,318
   Net income           $ 12,741   $    345     $ 25,692   $   (848)
   Diluted earnings
    per share           $    .16   $    .01     $    .33   $   (.01)


5. In July 1997, the Company acquired substantially all of the assets of Bolifor, a leading provider of contract drilling services in Bolivia, for $25.0 million, of which $2.7 million will be paid in fiscal 1998. The assets of Bolifor primarily consist of 11 land rigs located in Bolivia, Paraguay and Argentina.

6. Information regarding the Company's operations by industry segment for the three and six months ended February 28, 1998 is as follows (dollars in thousands):

                                              Three         Six
                                              Months       Months
                                            ---------     ---------
             Revenues:
               Land drilling                $  70,990     $ 136,373
               Offshore drilling               45,194        81,211
               Rental tools                     8,641        16,730
               Other                              392           783
                                            ---------     ---------
             Net revenues                   $ 125,217     $ 235,097
                                            ---------     ---------
             Operating income (loss):
               Land drilling                   12,088        24,620
               Offshore drilling                9,478        18,533
               Rental tools                     3,014         6,598
               Other                             (502)       (1,073)
                                            ---------     ---------
             Total operating income(loss)      24,078        48,678
             Interest expense                 (12,753)      (24,778)
             Other income (expense)-net         7,351        10,367
                                            ---------     ---------
             Income before income taxes     $  18,676     $  34,267
                                            ---------     ---------
                                            ---------     ---------


7. In March 1998, the Company issued $150 million of 9 3/4% Senior Notes, Series C maturing November 2006. The notes were issued at a premium yielding an effective rate of 8.97%. A portion of the proceeds was used to repay the $83.0 million outstanding under the Company's term loan. The notes contain customary affirmative and negative covenants, including restrictions on incurrence of debt, sales of assets and the payment of dividends.

                       Report of Independent Accountants




To the Board of Directors and Shareholders
Parker Drilling Company

     We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of February 28, 1998, and the related consolidated condensed statements of operations for the three and six month periods ended February 28, 1998 and 1997 and consolidated condensed statements of cash flows for the six month periods ended February 28, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



Tulsa, Oklahoma
April 14, 1998

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Second Quarter of Fiscal 1998 Compared with Second Quarter of Fiscal 1997
-------------------------------------------------------------------------

The Company recorded net income of $12.2 million in the second quarter of fiscal 1998, an improvement of $10.9 million when compared to the $1.3 million of the prior fiscal year second quarter. Increased profit margins (revenue less direct operating expense) and a $4.6 million gain recorded on the sale of the Company's investment in OnSite Technology L.L.C. were primarily responsible for the improvement in the current quarter.

Revenue of $125.2 million reflects an increase of 58%, or $46.2 million over the second quarter of fiscal 1997. Each of the Company's operating segments-land drilling, offshore drilling and rental tools, recorded an increase of revenue. A total of $20.9 million was attributable to the Hercules and Bolifor rigs, none of which was included in the second quarter figures presented for fiscal 1997.

The land drilling segment's revenue of $71.0 million reflects an increase of $25.8 million when compared to the prior year. Latin American land drilling revenue increased $11.4 million, of which $8.2 million was attributable to the rigs purchased in the Bolifor acquisition. Increased operating days in several of the other Latin American countries in which the Company operates were primarily responsible for the balance of the increase. Land drilling revenue in the Asia Pacific region increased $6.7 million, largely a reflection of an increase in operating days in Papua New Guinea. Revenues also increased in Indonesia although six rigs which had been performing geothermal drilling services ceased operations during the current quarter due to the current adverse economic conditions. One rig is currently being relocated to Peru and the other rigs are being remarketed within Indonesia and in other regions of the world. Land drilling revenue in Africa and the former
Soviet Union increased $6.1 million.   Revenue provided by previously inactive
rigs which were relocated from Chad to Niger and from the Russian Republic to Kazakhstan provided a significant portion of the increase.

Rigs purchased in the Hercules acquisition provided $12.7 million of the $19.0 million increase in offshore drilling revenue. The balance of the increase, $6.3 million, was attributable to the rigs purchased in the Mallard acquisition of November 1996, in part due to higher average dayrates earned by these rigs.

Profit margins increased $19.9 million in the second quarter of fiscal 1998 when compared to the 1997 second quarter. Land drilling profit margins increased in each of the Company's geographic operating areas due primarily to the increased revenues discussed previously. The newly acquired Hercules rigs provided $5.0 million of the offshore drilling margin increase of $8.0 million.

RESULTS OF OPERATIONS

Second Quarter of Fiscal 1998 Compared with Second Quarter of Fiscal 1997
 (continued)


The $4.4 million increase in depreciation and amortization expense was primarily a result of depreciation expense recorded in connection with the Hercules and Bolifor acquisitions, amortization expense associated with the excess of purchase price over fair market value of the Hercules assets and depreciation expense on capital expenditures made in the prior and current fiscal year.

Interest expense increased $3.3 million in the current quarter due primarily to the $175 million Convertible Notes issued in July 1997 to partially finance the Hercules acquisition. The $5.1 million increase in other income (expense)
- net was due in large part to the $4.6 million gain recorded on the Company's current quarter disposition of its interest in OnSite Technology L.L.C.

The Company's income tax expense reflected an increase of $5.7 million due primarily to higher taxes on increased foreign earnings. With the improvement in the drilling industry and the previously discussed acquisitions, the Company anticipates that it will utilize its net operating loss carryforwards to offset U.S. federal income taxes. The Company therefore has reversed a portion of the valuation allowance on its deferred tax asset in the current quarter, as it is more likely than not that the deferred tax asset will be realized. The result of the above will be a charge to deferred tax expense as net operating loss carryforwards are utilized. The Company expects an effective tax rate of 40% for the remaining six months of fiscal 1998, resulting in a blended rate of 36% for the fiscal year 1998.


First Six Months of Fiscal 1998 Compared with First Six Months of Fiscal 1997
-----------------------------------------------------------------------------

The Company recorded net income of $22.9 million in the first six months of fiscal 1998, an increase of $20.1 million when compared to the same period of fiscal 1997. The operations of Mallard and Quail reflected increased profit margins due in part to the inclusion of the entire six month's operations in the current fiscal year compared with approximately 3 1/2 months in the prior fiscal year. In addition, the current year includes two months of Hercules
operating results.   Increased profit margin percentage (as a percent of
revenue) in the land drilling and offshore drilling segments also contributed to the improvement between the periods.

Revenue increased $110.9 million between the periods with the following amounts attributable to the Company's acquisitions: Mallard, $36.9 million; Quail, $7.9 million; Hercules, $12.7 million and Bolifor, $15.9 million. The remainder of the increase, $37.5 million, is primarily the result of increased land drilling revenue due in part to an increase in revenue days and increased daily rates earned by certain of the Company's rigs.

First Six Months of Fiscal 1998 Compared with First Six Months of Fiscal 1997
-----------------------------------------------------------------------------
(continued)


Depreciation and amortization expense increased $12.1 million as the fiscal 1998 period included six months of expense related to the Mallard and Quail acquisitions compared with approximately 3 1/2 months in fiscal 1997. In addition, the current year period includes depreciation and amortization expense related to the assets purchased in the Hercules acquisition which was completed in the current fiscal quarter and depreciation expense recorded on the assets purchased in the Bolifor acquisition which was completed in the fourth quarter of fiscal 1997. The increase in interest expense, $12.7 million, is a result of the borrowings of November 1996 ($300 million Senior Notes and $100 million term loan under the Senior Credit Facility) to finance the Mallard and Quail acquisitions. This debt was outstanding the entire six months in fiscal 1998 as compared to the partial period in fiscal 1997. In addition, the issuance of $175 million in Convertible Notes in July 1997 resulted in additional interest expense in the current fiscal year. Other income (expense) - net increased $4.3 million as a $4.6 million gain was recorded on the Company's current quarter disposition of its interest in
OnSite Technology L.L.C.   Income tax expense of $11.4 million reflects an
increase of $9.3 million due primarily to increased foreign profits.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had cash and cash equivalents totaling $4.1 million at February 28, 1998, a decrease of $205.9 million from the August 31, 1997 balance. The acquisition of Hercules in December 1997 for $195.6 million was the primary reason for the decrease. For the first six months of fiscal 1998, operating activities have provided cash of $66.1 million. Significant uses of cash include capital expenditures of $81.4 million and $7.7 million in net debt repayment. Significant capital additions include: (i) the purchase of the Gulf Explorer barge rig; (ii) the modification of barge Rig 71 for service in the Caspian Sea; and (iii) the conversion of barge Rig 15 from a workover rig into a drilling rig.

In anticipation of funding the Hercules acquisition, the Company issued in July 1997 $175 million of Convertible Subordinated Notes due 2004. The Notes bear interest at 5.5% payable semi-annually in February and August. The Notes are convertible at the option of the holder into shares of common stock of Parker Drilling Company at any time prior to maturity at a conversion price of $15.39 per share. The Convertible Subordinated Notes are redeemable at the option of the Company at any time after July 2000 at certain stipulated prices.

In March 1998, subsequent to the February 28, 1998 balance sheet date, the Company issued $150 million of 9 3/4% Senior Notes due 2006, Series C at a premium yielding an effective interest rate of 8.97%. Net proceeds after expenses were $152.2 million, of which $83.0 million was used to repay the

-------------------------------

outstanding principal balance of the term loan portion of the Company's Senior Credit Facility. The balance of the net proceeds will be used for general corporate purposes, including capital expenditures.

In November 1996, the Company acquired Mallard for $311.8 million in cash and $25 million in convertible preferred stock (that converted into 3,056,600 shares of common stock in the second quarter of fiscal 1997) and Quail for $66.9 million in cash. The Company financed the acquisitions of Mallard and Quail through the sale of $300 million principal amount of 9 3/4% Senior Notes, Series B and the $100 million term loan under the Senior Credit Facility, the remaining balance of which was repaid in March 1998.

The Company filed a registration statement on Form S-4 in April, 1998 which offers to exchange the Senior Notes, both Series B and C, for a new Series D Senior Note. The form and terms of the Series D notes are identical in all material respects to the form and terms of the Series B and C notes, except for certain transfer restrictions and registration rights relating to the Series C Notes. The Series D notes will have an interest rate of 9 3/4% and will mature in November 2006. The Senior Notes are guaranteed by the Company's principal subsidiaries.

The revolving credit facility under the Company's Senior Credit Facility is available for working capital requirements, general corporate purposes and to support letters of credit, of which $12.1 million had been issued at February 28, 1998. Borrowing capacity under the revolving credit facility was increased from $45 million to $75 million in the quarter. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80% of eligible accounts receivable plus 50% of supplies in inventory. All advances to the Company under the revolving credit facility bear interest, at the option of the Company, at prime to prime plus 0.50% or at 1.75% to 2.25% above the one-, two-, three-and six-month reserve-adjusted LIBOR rate, depending on the percentage of the credit facility utilized. The revolving credit facility is collateralized by a lien on most of the Company's assets. In the current quarter, the Company drew down $32 million of the revolving credit facility to partially fund the Hercules acquisition and provide for working capital. This amount was repaid in full in the quarter. The revolving credit facility matures on December 31, 1999.

Both the Senior Notes and the Senior Credit Facility contain customary affirmative and negative covenants, including restrictions on incurrence of debt and sales of assets. The Senior Credit Facility prohibits, among other things, payment of dividends and the indenture for the Senior Notes restricts the payment of dividends.

Management anticipates that the cash generated from operations, in addition to proceeds from the Senior Notes issued in March 1998 (after repayment of the outstanding balance of the Company's term loan) and cash available under the increased revolving credit facility, will be sufficient to fund the Company's working capital needs and estimated capital expenditures of $180 million, in fiscal 1998. In addition, the Company may consider seeking additional equity or long-term debt financing should new opportunities requiring capital arise.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits:                                                    Page


           Exhibit 15 Letter re Unaudited Interim Financial Information  17

           Exhibit 27 Financial Data Schedule [Edgar Version Only]

(b)        Reports on Form 8-K - Parker Drilling Company filed a
           Form 8-K on January 8, 1998 which included unaudited pro forma financial statements after consummation of the Hercules Offshore Corporation and the Hercules Rig
           Corporation acquisitions.




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



Date:  April 14, 1998


                                 By:  /s/ James J. Davis
                                     ----------------------------------------
                                          James J. Davis
                                          Senior Vice President-Finance and
                                          Chief Financial Officer




                                 By:  /s/ W. Kirk Brassfield
                                      ---------------------------------------
                                          W. Kirk Brassfield
                                          Controller and
                                          Chief Accounting Officer

                               INDEX TO EXHIBITS

Exhibit
Number                             Description
-------                            -----------


15                Letter re Unaudited Interim Financial Information

27                Financial Data Schedule [Edgar Version Only]