Form 10-Q
period 1998-05-31
PARKER DRILLING CO /DE/
filed 1998-07-14
CIK 76321

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

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998

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

     As of June 30, 1998, 76,751,084 common shares were outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------



                               PARKER DRILLING COMPANY

                                        INDEX


Part I.  Financial Information                                         Page No.

      Consolidated Condensed Balance Sheets (Unaudited) -
        May 31, 1998 and August 31, 1997                                  2

      Consolidated Condensed Statements of Operations (Unaudited) -
        Three and Nine Months Ended May 31, 1998 and
        May 31, 1997                                                      3

      Consolidated Condensed Statements of Cash Flows (Unaudited) -
        Nine Months Ended May 31, 1998 and
        May 31, 1997                                                    4 - 5

      Notes to Unaudited Consolidated Condensed
        Financial Statements                                            6 - 10

      Report of Independent Accountants                                   11

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            12 - 18


Part II.  Other Information

      Item 6, Exhibits and Reports on Form 8-K                            19

      Signatures                                                          20

      Exhibit 15, Letter Re Unaudited Interim
       Financial Information

      Exhibit 27, Financial Data Schedule [Edgar Version Only]





                        PART 1.  FINANCIAL INFORMATION

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)
                                                    May 31,      August 31,
                                                     1998           1997
                              ASSETS              -----------    ----------
                              ------
Current assets:
  Cash and cash equivalents                       $   34,955     $  209,951
  Other short-term investments                           -            2,838
  Accounts and notes receivable                      125,349        103,808
  Rig materials and supplies                          21,794         19,130
  Other current assets                                13,406         16,227
                                                  ----------     ----------
      Total current assets                           195,504        351,954

Property, plant and equipment less accumulated
  depreciation, depletion and amortization of
  $417,799 at May 31, 1998, and $375,236
  at August 31, 1997                                 700,329        439,651

Goodwill, net of accumulated amortization
  of $8,416 at May 31, 1998 and $3,822
  at August 31, 1997                                 207,440        139,467

Other noncurrent assets                               48,436         53,064
                                                  ----------     ----------
      Total assets                                $1,151,709     $  984,136
                                                  ----------     ----------
                                                  ----------     ----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
  Current portion of long-term debt               $    1,453     $   16,084
  Accounts payable and accrued liabilities            80,044         55,717
  Accrued income taxes                                 9,235          4,904
                                                  ----------     ----------
      Total current liabilities                       90,732         76,705
                                                  ----------     ----------

Long-term debt                                       630,342        551,042
                                                  ----------     ----------
Other long-term liabilities                           51,785          7,666
                                                  ----------     ----------
Common stock, $.16 2/3 par value                      12,790         12,780
Capital in excess of par value                       340,936        340,243
Retained earnings (accumulated deficit)               25,135         (4,023)
Other                                                    (11)          (277)
                                                  ----------     ----------
     Total stockholders' equity                      378,850        348,723
                                                  ----------     ----------

      Total liabilities and stockholders' equity  $1,151,709     $  984,136
                                                  ----------     ----------
                                                  ----------     ----------
    See accompanying notes to consolidated condensed financial statements.
/TABLE

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)
                                Three Months Ended      Nine Months Ended
                                -------------------    -------------------
                                May 31,    May 31,     May 31,    May 31,
                                  1998       1997        1998       1997
                                --------   --------    --------   --------
Revenues:
  Land drilling                 $60,604     $49,419    $196,977   $132,193
  Offshore drilling              53,346      32,779     134,557     64,279
  Rental tools                    8,398       9,116      25,128     17,916
  Other                             504         639       1,287      1,805
                                -------     -------    --------   --------
Total revenues                  122,852      91,953     357,949    216,193
                                -------     -------    --------   --------
Operating expenses:
  Land drilling                  42,291      33,422     132,518     94,327
  Offshore drilling              30,952      19,233      79,276     38,883
  Rental tools                    3,477       2,957      10,087      4,982
  Other                             523       1,380       1,563      3,797
  Depreciation, depletion and
    amortization                 17,975      13,262      49,648     32,874
  General and administrative      4,714       3,361      13,259     10,162
                                -------     -------    --------   --------
Total operating expenses         99,932      73,615     286,351    185,025
                                -------     -------    --------   --------
Operating income                 22,920      18,338      71,598     31,168
                                -------     -------    --------   --------

Other income and (expense):
  Interest expense              (12,108)     (9,930)    (36,886)   (22,037)
  Interest income                   928       1,101       4,901      3,118
  Other income (expense) - net   (1,346)       (334)      5,048      1,753
                                -------     -------    --------   --------
Total other income and (expense)(12,526)     (9,163)    (26,937)   (17,166)
                                -------     -------    --------   --------
Income before income taxes       10,394       9,175      44,661     14,002
                                -------     -------    --------   --------

Income tax expense                4,144       3,278      15,503      5,290
                                -------     -------    --------   --------
Net income                      $ 6,250     $ 5,897    $ 29,158   $  8,712
                                -------     -------    --------   --------

Earnings per share,
  Basic                         $   .08     $   .08    $    .38   $    .13
                                -------     -------    --------   --------

  Diluted                       $   .08     $   .08    $    .37   $    .13
                                -------     -------    --------   --------

Number of common shares used
  in computing earnings per share:

   Basic                      76,725,687  73,501,397  76,625,695  69,027,696
                              ----------  ----------  ----------  ----------

   Diluted                    77,630,722  73,988,916  78,172,287  69,678,303
                              ----------  ----------  ----------  ----------

    See accompanying notes to consolidated condensed financial statements.
/TABLE

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                            (Dollars in Thousands)
                                  (Unaudited)
                                                        Nine Months Ended
                                                             May 31,
                                                       --------------------
                                                         1998        1997
                                                       --------     -------
Cash flows from operating activities:
  Net income                                           $ 29,158     $ 8,712
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation, depletion and amortization           49,648      32,874
      Expenses not requiring cash                         3,154       2,910
      Deferred income taxes                               2,100         -
      Change in operating assets and liabilities         21,278     (37,189)
      Other-net                                          (6,625)     (1,792)
                                                        -------     -------
    Net cash provided by (used in) operating
      activities                                         98,713       5,515
                                                        -------     -------
Cash flows from investing activities:
  Capital expenditures                                 (150,690)    (60,199)
  Acquisition of Mallard, net of cash acquired              -      (311,837)
  Acquisition of Quail                                      -       (66,888)
  Acquisition of Hercules, net of cash acquired        (195,599)        -
  Acquisition of Bolifor                                 (2,189)        -
  Proceeds from sale of OnSite investment                 7,998         -
  Proceeds from the sale of equipment                     4,116      10,418
  Purchase of short-term investments                     (1,485)     (5,020)
  Proceeds from sale of short-term investments            4,323      18,390
  Other-net                                                (766)     (5,475)
                                                        -------     -------
    Net cash provided (used) by investing
      activities                                       (334,292)   (420,611)
                                                       --------     -------
Cash flows from financing activities:
  Proceeds from issuance of debt                        184,912     387,274
  Principal payments under debt obligations            (124,156)     (6,702)
  Proceeds from common stock offering                       -        61,477
  Other                                                    (173)        107
                                                        -------     -------
    Net cash provided (used) by financing
      activities                                         60,583     442,156
                                                        -------     -------

Net change in cash and cash equivalents                (174,996)     27,060

Cash and cash equivalents at
  beginning of period                                   209,951      61,738
                                                        -------     -------
Cash and cash equivalents at
  end of period                                        $ 34,955     $88,798
                                                        -------     -------
                                                        -------     -------

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
               Increase (Decrease) in Cash and Cash Equivalents
                            (Dollars in Thousands)
                                  (Unaudited)




Supplemental cash flow information:
  Interest paid                                        $ 41,877    $ 19,822
  Taxes paid                                           $  9,072    $  6,076

Business acquisition in December, 1997:                Hercules
                                                       --------
  Working capital, net of cash acquired                $    694
  Property, plant and equipment                         156,327
  Purchase price in excess of net assets
   acquired                                              72,567
  Other assets                                               36
  Noncurrent liabilities                                    (58)
  Deferred tax liability                                (33,967)
                                                       --------
                                                       $195,599
                                                       --------


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

                         PARKER DRILLING COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of May 31, 1998 and August 31, 1997, (2) the results of operations for the three and nine months ended May 31, 1998 and May 31, 1997, and (3) cash flows for the nine months ended May 31, 1998 and May 31, 1997. Results for the nine months ended May 31, 1998, are not necessarily indicative of the results which will be realized for the year ending August 31, 1998. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended August 31, 1997.

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

              RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
            TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)


                                      For the Three Months Ended May 31, 1998
                                     -----------------------------------------

                                       Income           Shares       Per-Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------     -------------   ---------

Basic EPS:
Income available to
  common stockholders                $ 6,250,000      76,725,687        $.08

Effect of Dilutive Securities:
Stock options and grants                                 905,035

Diluted EPS:
Income available to common
  stockholders + assumed
  conversions                        $ 6,250,000      77,630,722        $.08
                                     -----------     -----------        ----
                                     -----------     -----------        ----



              RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
            TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                      For the Nine Months Ended May 31, 1998
                                     -----------------------------------------

                                       Income           Shares       Per-Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------     -------------   ---------
Basic EPS:
Income available to
  common stockholders                $29,158,000      76,625,695        $.38

Effect of Dilutive Securities:
Stock options and grants                               1,546,592

Diluted EPS:
Income available to common
  stockholders + assumed
  conversions                        $29,158,000      78,172,287        $.37
                                     -----------     -----------        ----
                                     -----------     -----------        ----

The Company has outstanding $175,000,000 of Convertible Subordinated Notes which are convertible into 11,371,020 shares of common stock at $15.39 per share. The notes were outstanding during the nine months ended May 31, 1998 but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. In addition, options to purchase 1,000,500 and 400,000 shares of common stock at $12.1875 and $10.8125, respectively, which were outstanding during part of the period were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the period.


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

    The acquisition of Hercules was completed on December 30, 1997 for $195.6 million, which includes capital expenditures made subsequent to the purchase agreement date and additional adjustments based on the level of working capital at closing. The acquisition has been accounted for by the purchase method of accounting, and the reported financial results include the Hercules operations from the date of acquisition. The excess of purchase price over the fair values of the net assets acquired was $72.6 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

    The acquisition of Hercules was primarily funded with proceeds from the July 1997 issuance of the Company's $175 million 5 1/2% Convertible Subordinated Notes.

4. On November 12, 1996, the Company acquired Mallard Bay Drilling, Inc. ("Mallard") and Quail Tools, Inc. ("Quail"). Both were accounted for by the purchase method of accounting, and the reported financial results include the Mallard and Quail operations from the date of acquisition.

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

    The Company financed the acquisitions of Mallard and Quail through the issuance of $300 million of Senior Notes and a term loan of $100 million. The balance of the term loan outstanding in March 1998, $83 million, was paid in full with proceeds from the issuance of an additional $150 million of 9 3/4% Senior Notes, as discussed in Note 8. Additionally, the Company issued $25 million of preferred stock which was converted to 3,056,600 shares of common stock during the second quarter of fiscal 1997.

5. The following unaudited pro forma information presents a summary of the three and nine months consolidated results of operations of the Company and the acquired entities as if the acquisitions of Hercules (Note 3), Mallard and Quail (Note 4), had occurred September 1, 1996.

   (Thousands except per share amounts)

                         Three Months Ended     Nine Months Ended
                        --------------------   --------------------
                         Actual    Pro Forma   Pro Forma  Pro Forma
                         May 31,    May 31,      May 31,    May 31,
                          1998       1997         1998       1997
                        --------   ---------   ---------  ---------
   Revenues             $122,852   $108,020     $383,353   $289,339
   Net income           $  6,250   $  4,656     $ 31,942   $  3,740
   Diluted earnings
    per share           $    .08   $    .06     $    .41   $    .05


6. In July 1997, the Company acquired substantially all of the assets of Bolifor, a leading provider of contract drilling services in Bolivia, for $25.0 million, of which $2.2 million was paid in fiscal 1998. The assets of Bolifor primarily consist of 11 land rigs located in Bolivia, Paraguay and Argentina.

7. Information regarding the Company's operations by industry segment for the three and nine months ended May 31, 1998 is as follows (dollars in thousands):

                                              Three         Nine
                                              Months       Months
                                            ---------     ---------
             Revenues:
               Land drilling                $  60,604     $ 196,977
               Offshore drilling               53,346       134,557
               Rental tools                     8,398        25,128
               Other                              504         1,287
                                            ---------     ---------
             Net revenues                   $ 122,852     $ 357,949
                                            ---------     ---------
             Operating income (loss):
               Land drilling                   11,778        44,188
               Offshore drilling               13,043        32,111
               Rental tools                     3,223        10,041
               Other                             (410)       (1,483)
               General and administrative      (4,714)      (13,259)
                                            ---------     ---------
             Total operating income(loss)      22,920        71,598
             Interest expense                 (12,108)      (36,886)
             Other income (expense)-net          (418)        9,949
                                            ---------     ---------
             Income before income taxes     $  10,394     $  44,661
                                            ---------     ---------
                                            ---------     ---------


8. In March 1998, the Company issued $150 million of 9 3/4% Senior Notes, Series C maturing November 2006. The notes were issued at a premium yielding an effective rate of 8.97%. A portion of the proceeds was used to repay the $83.0 million outstanding under the Company's term loan. The notes contain customary affirmative and negative covenants, including restrictions on incurrence of debt, sales of assets and the payment of dividends.

    The Company filed a registration statement on Form S-4, effective May 28, 1998, which offered to exchange the Senior Notes, both $300 million of Series B and $150 million of Series C, for a new Series D Senior Note. The form and terms of the Series D notes are identical in all material respects to the form and terms of the Series B and C notes, except for certain transfer restrictions and registration rights relating to the Series C Notes. The Series D notes will have an interest rate of 9 3/4% and will mature in November 2006. The Senior Notes are guaranteed by the Company's principal subsidiaries. The offer to exchange expired on June 26, 1998 with 100% of the Series B and C notes exchanged for the new Series D notes.

9. In the current quarter, the Company reviewed the estimated useful life of its land drilling fleet used for financial depreciation purposes. As a result, the estimated life was extended from 10 to 15 years with a 5% salvage value for most of the major rig components, resulting in a reduction in third quarter depreciation expense of approximately $1.3 million. The Company's historical experience and a comparison with other firms in the industry indicates that its land drilling equipment has a useful life of at least 15 years. The depreciable lives for certain equipment, including drill pipe, were not extended.

                       Report of Independent Accountants




To the Board of Directors and Shareholders
Parker Drilling Company

     We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of May 31, 1998, and the related consolidated condensed statements of operations for the three and nine month periods ended May 31, 1998 and 1997 and consolidated condensed statements of cash flows for the nine month periods ended May 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


                                     By:  /s/ PricewaterhouseCoopers LLP
                                          ------------------------------
                                          PricewaterhouseCoopers LLP



Tulsa, Oklahoma
July 9, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future, future operating results of the Company's rigs, future capital expenditures and investments in the acquisition and refurbishment of rigs (including the amount and nature thereof), repayment of debt, expansion and growth of operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, general economic and business conditions, the prices of oil and gas, exploration and development spending of oil operators, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws, regulations or the political or investment climate in the United States and in foreign countries, and other factors, many of which are beyond the control of the Company. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.


RESULTS OF OPERATIONS
---------------------


Third Quarter of Fiscal 1998 Compared with Third Quarter of Fiscal 1997
-----------------------------------------------------------------------

The Company recorded net income of $6.3 million in the third quarter of fiscal 1998, an improvement of $.4 million when compared to the same quarter of fiscal 1997. Revenues of $122.9 million reflect an increase of $30.9 million over the prior year fiscal third quarter of which $20.1 million was contributed by Hercules operations acquired as of December 30, 1997. Profit margins (revenues less direct operating expenses) for the same period increased $10.6 million from $35.0 million to $45.6 million. The current quarter is the first complete quarter that includes all of the Company's fiscal year 1997 and 1998 acquisitions. The Bolifor and Hercules acquisitions were both completed subsequent to the prior years' third quarter ended May 31, 1997, thereby affecting the comparability of the Company's results of operations for the two quarters.

Land drilling revenues of $60.6 million reflect an increase of $11.2 million, $9.2 million of which was attributable to the Company's Latin American operations. Rigs acquired in the July 1997 acquisition of the assets of Bolifor (primarily located in Bolivia) provided $8.0 million of the Latin American increase in revenues. Other countries in which the Company has operations, including Kazakhstan, Colombia, Peru and Niger, also contributed to the increase in land drilling revenue due principally to an increase in revenue days in these countries. These increases were offset by a decrease in revenue of $1.5 million in Indonesia, where six of the Company's rigs performing geothermal drilling services ceased operations during the second quarter of the current fiscal year. One of these rigs has been relocated to Peru and the others are being marketed both in Indonesia and in other countries.

Offshore drilling revenues of $53.3 million showed an increase of $20.6 million in the current quarter as compared to the prior year quarter, of which $20.1 million was contributed by the rigs acquired in the Hercules acquisition of December 1997. All of the nine drilling units in the active Hercules fleet, six jack-ups and three platform rigs, were active during the quarter. An additional jack-up rig undergoing modification will be placed in service during the fourth quarter of fiscal 1998. Offshore revenues of $33.2 million recorded by the Company's barge drilling and workover subsidiary, Mallard Drilling, were essentially flat when comparing quarters as increases in barge drilling revenues were offset by corresponding decreases in workover and remedial revenues.

The Company's profit margin increase of $10.6 million was due primarily to $8.8 million provided by Hercules' offshore operations. Land drilling profit margins increased $2.3 million due primarily to the operations of the rigs acquired in the Bolifor acquisition and from increased revenues in several other countries as previously noted. Profit margin as a percentage of revenue was comparable between the two periods, 37.1% and 38.0% for the third quarters of fiscal 1998 and 1997, respectively.

The increases in revenues and profit margins discussed in this quarterly comparison are the result of improvements in worldwide energy markets and oil field service industry conditions and growth in the Company's business over that period. However, conditions in these markets have softened over the last quarter. The decline in the price of crude oil and the reduction in crude oil demand due in part to economic problems in Asia have caused some oil companies to revise their spending plans. As a result, the Company has experienced weakness in utilization and dayrates for its U.S. Lower 48 land and barge workover operations. Lower 48 land and Gulf of Mexico markets that are focused on natural gas have not been affected to the same extent, nor have international drilling operations, except in Indonesia where recent political and currency problems have caused customers to curtail geothermal drilling activities. A prolonged period of low prices or reduced demand for crude oil could eventually lead to a broader reduction in spending by oil companies, which could negatively affect the Company's business and operating results.

Depreciation and amortization expense increased $4.7 million between the two periods, primarily reflecting depreciation expense on the assets acquired in the Bolifor and Hercules acquisitions and amortization of goodwill associated with the Hercules acquisition. At the beginning of the third quarter of fiscal 1998, the Company reviewed the estimated useful life for financial depreciation purposes of its land drilling rigs and consequently extended the depreciable life of these rigs from 10 years to 15 years, with salvage value remaining at 5%. Depreciation expense was reduced by $1.3 million in the current quarter due to this change, with a similar decrease expected to be recognized in the fourth quarter of the fiscal year.

Interest expense increased a net of $2.2 million between the two quarters, reflecting interest charges relating to the $175 million Convertible Notes issued in July 1997 in contemplation of financing the Hercules acquisition and the $150 million Senior Notes issued in March 1998. The increases were offset by the capitalization of $1.7 million of interest charges to capital projects and by a reduction in interest on the term loan outstanding in the prior year third quarter (balance of $83 million was repaid with proceeds from the $150 million Senior Notes in March 1998).

First Nine Months of Fiscal 1998 Compared with First Nine Months of Fiscal 1997
-------------------------------------------------------------------------------

The Company recorded net income of $29.2 million for the first three quarters of fiscal 1998, an improvement of $20.4 million when compared to the same period of fiscal 1997. The current fiscal year includes the Company's fiscal 1997 acquisitions of Mallard, Quail and Bolifor in all periods presented and five months of the operating results of Hercules, the Company's latest acquisition of December 30, 1997. Fiscal 1997 includes approximately 6 1/2 months of the Mallard and Quail operations and none of the Bolifor and Hercules operations. The comparability of the Company's results of operations for the nine months presented for each of the last two fiscal years is thereby affected by the acquisitions as noted.

Revenues from each of the Company's primary business segments increased during the periods presented. The table below presents the Company's drilling revenues by subsidiary in an effort to display the effect of the Company's acquisitions (in thousands).

                                              Nine Months ended May 31,

                                                1998             1997
                                                ----             ----
                  Land
                  ----
      Land (excluding acquisitions)           $167,707          $125,040
      Bolifor                                   23,913               -
      Mallard                                    5,357             7,153
                                               -------           -------

        Total Land Drilling Revenues          $196,977          $132,193


                  Offshore
                  --------
      Mallard                                  101,830            64,279
      Hercules                                  32,727               -
                                               -------            ------

        Total Offshore Drilling Revenues      $134,557          $ 64,279


Land drilling revenues and profit margins increased $64.8 million and $26.6 million, respectively, when comparing the nine-month periods. In addition to the incremental revenue and profit margins provided by rigs purchased in the Bolifor acquisition, operations in North America, Colombia, Peru, Niger, Kazakhstan, Pakistan, New Guinea and Indonesia all reflected an increase in both revenues and profit margins in the current fiscal year. Several of the Company's rigs have relocated in the fiscal year or are in process of relocating, including two rigs from Pakistan (to New Zealand and Kazakhstan) and the relocation of one rig from Indonesia to Peru.

Offshore drilling revenues of $134.6 million reflect an increase of $70.3 million, largely attributable to the full nine months and five months of Mallard and Hercules operations included in the current year compared to 6 1/2 and no months in fiscal 1997, respectively. Profit margins increased $29.9 million to $55.3 million, for the same reason as the revenue increase, and also due to an improvement in the profit margin percentage (as a percent of revenue).

Depreciation and amortization expense increased $16.8 million in the first nine months of the current fiscal year as the Mallard, Quail and Bolifor assets were depreciated for the full nine months and the Hercules assets were depreciated for five months in the current year. In last year's comparable nine month period, the Bolifor and Hercules assets were not yet acquired whereas the Mallard and Quail assets were depreciated for only 6 1 / 2 months. Amortization of goodwill associated with the purchase prices in excess of the fair market value of the Mallard, Quail and Hercules assets acquired was $2.0 million higher in the current year period due to the partial periods included in fiscal year 1997 for Mallard and Quail and the consummation of the Hercules acquisition in the current fiscal year. At the beginning of the third quarter of fiscal 1998, the Company reviewed the estimated useful life for financial depreciation purposes of its land drilling rigs and consequently extended the depreciable life of these rigs from 10 years to 15 years, with salvage value remaining at 5%. Depreciation expense was reduced by $1.3 million in the current quarter due to this change, with a similar decrease expected to be recognized in the fourth quarter of the fiscal year.

The increase in interest expense, $14.8 million, was due in part to the $300 million Senior Notes which financed in part, the Mallard and Quail acquisitions of November 1996. These Senior Notes were outstanding all of
fiscal 1998 and only from the date of acquisition in fiscal 1997.   In
addition, a $100 million term loan was also outstanding from the date of the Mallard and Quail acquisitions of November 1996 through March 1998. In March 1998, the Company issued an additional $150 million of Senior Notes, the proceeds of which were used in part to repay the $83 million outstanding balance of the term loan. In July 1997, the Company's issuance of $175 million Convertible Notes resulted in additional interest expense in the current fiscal year. The increases were offset by the capitalization of $1.7 million of interest charges to capital projects in the third quarter of the current fiscal year.

Other income (expense) - net increased $3.3 million as a $4.6 million gain was recorded on the Company's current year disposition of its interest in OnSite Technology L.L.C. Income tax expense increased due to higher foreign current tax expense due to increased foreign revenues and profits. The Company estimates it will have an effective tax rate of 40% in the fourth quarter and 36% for the fiscal year, subject to the Company's fourth quarter international revenues, pretax income and income tax expense.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents totaling $35.0 million at May 31, 1998, a decrease of $175.0 million from the August 31, 1997 balance. The acquisition of Hercules in December 1997 for $195.6 million was the primary reason for the decrease. For the first nine months of fiscal 1998, operating activities have provided cash of $98.7 million, $84.1 of which is from net income plus non-cash charges, primarily depreciation and amortization of goodwill. The balance of the cash provided by operating activities, as noted on the Consolidated Condensed Statements of Cash Flows, is related to changes in operating assets and liabilities, reduced by several non-recurring items, including the $4.6 million second quarter gain recorded on the Company's disposition of its interest in OnSite Technology L.L.C. and gains on disposition of property, plant and equipment. The Company's other significant source of cash in the nine month period was the March 1998 issuance of $150.0 million of 9 3/4% Senior Notes at a premium, with net proceeds to the Company of $152.2 million. The Company also borrowed $32.0 million under its revolving credit facility during the second quarter. Debt repayments during the nine-month period include the $83.0 million remaining balance on the Company's term loan with proceeds from the issuance of $150 million of 9 3/4% Senior Notes in March 1998, and the $32.0 million borrowing under the revolving credit facility.

The Company has incurred capital expenditures of $150.7 million for fiscal 1998 through the end of the current quarter, related to both its Mallard Drilling barge operations and its land-based operations. Significant barge rig projects include: (i) the modification of barge Rig 71, which after completion of operations in Nigeria was transported to the U.S. Gulf Coast where it is being modified for service in the spring of 1999 in the Caspian Sea, (ii) the purchase of the Gulf Explorer barge rig; (iii) the conversion of barge Rig 15 from a workover rig into a drilling rig for work in the U.S. Gulf of Mexico; and (iv) the construction of new barge Rig 75 for a contract in Nigeria to begin in the summer of 1999. Other major projects include the construction of land Rig 254 for work in the U.S. Lower 48 states, the modification of international land rigs 195 and 236 for drilling contracts in Bolivia and Kazakhstan, respectively, and the construction of a new facility for the Company's Partech manufacturing facility in New Iberia, Louisiana, where it has relocated from Odessa, Texas.

To finance the acquisitions of Mallard, Quail, Bolifor, and Hercules and the capital expenditures noted above, the Company has issued various debt instruments. The Company financed the November 1996 acquisitions of Mallard and Quail through the issuance of $300 million principal amount of 9 3/4% Senior Notes, Series B and a $100 million term loan under the Senior Credit Facility.

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

In March 1998, the Company issued $150 million of 9 3/4% Senior Notes due 2006, Series C at a premium yielding an effective interest rate of 8.97%. Net proceeds after expenses were $152.2 million, of which $83.0 million was used to repay the outstanding principal balance of the term loan under the Company's Senior Credit Facility which was used to finance a portion of the Mallard and Quail acquisitions of November 1996. The balance of the net proceeds will be used for general corporate purposes, including capital expenditures.

The $75 million revolving credit facility under the Company's Senior Credit Facility is available for working capital requirements, general corporate purposes and to support letters of credit, of which $12.6 million had been issued at May 31, 1998. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80% of eligible accounts receivable plus 50% of supplies in inventory. All advances to the Company under the revolving credit facility bear interest, at the option of the Company, at prime to prime plus 0.50% or at 1.75% to 2.25% above the one-, two-, three-and six-month reserve-adjusted LIBOR rate, depending on the percentage of the credit facility utilized. The revolving credit facility is collateralized by a lien on most of the Company's assets. The revolving credit facility matures on December 31, 1999.

Both the Senior Notes and the Senior Credit Facility contain customary affirmative and negative covenants, including restrictions on incurrence of debt and sales of assets. The Senior Credit Facility prohibits, among other things, payment of dividends and the indenture for the Senior Notes restricts the payment of dividends.

Management anticipates that the cash generated from operations, and the proceeds from the March 1998 issuance of the $150 million of 9 3/4% Senior Notes, Series C, after repayment of the term loan, will be sufficient to fund the Company's working capital needs and estimated capital expenditures of approximately $200 million, in fiscal 1998. The Company's projection of fiscal 1998 capital expenditures is $20 million more than the amount disclosed on the Company's Form 10-Q for the second quarter of fiscal 1998, ended February 28, 1998 due primarily to accelerated spending on the Mallard Drilling barge rig for Caspian Sea service. The Company will receive a prepayment for some of its day work drilling revenues to offset a portion of its carrying cost during construction of this rig in fiscal years 1998 and 1999. Several of the Company's capital projects, notably the modification of barge rigs for service in the Caspian Sea and in Nigeria as noted previously, will continue into 1999. Although the Company's capital expenditure budget for 1999 has not yet been finalized, the Company anticipates that capital expenditures will be less than in fiscal 1998, due to the magnitude of such expenditures in fiscal 1998 and the recent decline in certain drilling markets discussed previously. Capital expenditures could change depending on developments in drilling market conditions during 1999. The Company currently anticipates that cash generated from operations and funds available under the revolving credit facility will be sufficient to fund working capital needs and capital expenditures in 1999. Should new opportunities requiring capital arise, the Company may consider seeking additional long-term debt financing or additional equity financing if the equity markets for the Company's common stock improve.


OTHER MATTERS


Rights Agreement
----------------

On June 25, 1998, the Board of Directors adopted a stockholder rights plan whereby each stockholder of record on July 15, 1998 will receive a dividend of one Right to purchase one one-thousandth of a share of a new series of junior participating preferred stock for each outstanding share of common stock.
When exercisable, each Right will entitle the holder to purchase one one-thousandth share of the new series of junior participating preferred stock at an exercise price of $30, subject to adjustment. The Rights may only be exercised ten days following a public announcement that a third party has acquired 15% or more of the outstanding common shares of the Company or ten days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a third party of 15% or more of the common shares.
The Rights, which do not have voting privileges, expire June 30, 2008, and at the Company's option, may be redeemed by the Company prior to expiration for $.01 per Right. If a person or group acquires 15% or more of the outstanding common shares of the Company, each Right will entitle the holder, other than the acquiring party, to purchase for $30, subject to antidilution adjustments, common shares of the Company having a market value of twice that amount. In the event that the Company is acquired in a merger or other business combination, or 50% or more of its consolidated assets or earning power are sold, each Right will entitle the holder, other than the acquiring party, to purchase for $30 a number of the acquiring party's common shares having a market value of twice that amount.


Change in Fiscal Year-End
-------------------------

The Company is changing its fiscal year-end from August 31 to December 31. The transition will be effective December 31, 1998.


Indonesian Operations
---------------------

The current political and currency instability in Indonesia has created uncertainty regarding the Company's Indonesian operations. The Company provides management, technical and training support to an Indonesian-owned drilling contractor, whose services include the drilling of geothermal wells, related to power plant projects. Due to the uncertain economic conditions, certain of these power plant projects have been postponed or delayed. As a result, payments from a significant customer for services provided by the contractor have been delayed. The Company and the contractor will vigorously pursue all alternatives to expedite payment. The Company believes that resolution of this matter will not have a material adverse effect on the Company's results of operations or financial position.


Year 2000
---------

During fiscal 1997 and 1998, the Company installed significant financial applications which are year 2000 compliant and intends to install additional applications in the future. The Company believes that it will be able to achieve year 2000 compliance for its significant financial and operating systems by mid-1999, and does not anticipate any disruption in its operations as a result of its computer systems. The Company is currently in the process of obtaining information from customers, vendors, banks and other business relationships concerning their year 2000 compliance.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits:                                                    Page


           Exhibit 15 Letter re Unaudited Interim Financial Information  22

           Exhibit 27 Financial Data Schedule [Edgar Version Only]

(b) Reports on Form 8-K - Parker Drilling Company filed reports on Form 8-K/A on March 6, 1998 and March 31, 1998 which included Hercules Offshore Corporation and Hercules Rig
           Corporation financial statements.



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



Date:  July 14, 1998


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