Form 10-K
period 1998-08-31
PARKER DRILLING CO /DE/
filed 1998-11-30
CIK 76321

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

                       FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

    / /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                     TO
                                   -------------------    -------------------
                            COMMISSION FILE NUMBER  1-7573
                                                    ------

                               PARKER DRILLING COMPANY
                (Exact name of registrant as specified in its charter)

        Delaware                                       73-0618660
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

       Parker Building, Eight East Third Street, Tulsa, Oklahoma  74103
       ----------------------------------------------------------------
       (Address of principal executive offices)              (zip code)

       Registrant's telephone number, including area code (918) 585-8221
       ------------------------------------------------------------------

Securities registered pursuant                 Name of each exchange on
to Section 12(b) of the Act:                   which registered:

Common Stock, par value $.16 2/3 per share     New York Stock Exchange, Inc.
------------------------------------------     -----------------------------

            (Title of class)

             Securities registered pursuant to section 12(g) of the Act:
                                          N/A
             -----------------------------------------------------------
                                    (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No
                                                    ----    ----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 30, 1998, 76,783,045 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was $369.1 million.


                                  TABLE OF CONTENTS


                                        PART I

                                                                       PAGE
Item 1.   Business                                                       1
Item 2.   Properties                                                    13
Item 3.   Legal Proceedings                                             19
Item 4.   Submission of Matters to a Vote of Security Holders           19
Item 4a.  Executive Officers                                            20


                                      PART II

Item 5.   Market for Registrant's Common Stock and
           Related Stockholder Matters                                  23
Item 6.   Selected Financial Data                                       23
Item 7.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                24
Item 8.   Financial Statements and Supplementary Data                   36
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                          65



                                       PART III

Item 10.  Directors and Executive Officers of the Registrant            65
Item 11.  Executive Compensation                                        68
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                               77
Item 13.  Certain Relationships and Related Transactions                79



                                       PART IV

Item 14.  Exhibits, Financial Statement Schedule and
           Reports on Form 8-K                                          81
          Signatures                                                    88

               DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements may be made directly in this document, referring to the Company, or may be "incorporated by reference", referring to other documents filed with the Securities and Exchange Commission. All statements included in this document, other than statements of historical facts, that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future, including future operating results, future capital expenditures and investments in the acquisition and refurbishment of rigs and equipment, repayment of debt, expansion and growth of operations, Year 2000 issues, and other such matters, are forward-looking statements.

     Forward-looking statements are based on certain assumptions and analyses made by the management of the Company in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although management of the Company believes that their assumptions are reasonable based on current information available, they are subject to certain risks and uncertainties, many of which are outside the control of the Company. These risks include worldwide economic and business conditions, fluctuations in the prices of oil and gas, government regulation and trade restrictions, political instability in major oil-producing areas and other similar factors (some of which are discussed in documents incorporated by reference). Because the forward-looking statements are subject to risks and uncertainties, the actual results of operations and actions taken by the Company may differ materially from those expressed or implied by such forward-looking statements.


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

     The Company is a leading worldwide provider of contract drilling and drilling related services, operating in the transition zones of the Gulf of Mexico and Nigeria, in the offshore waters of the Gulf of Mexico and on land in international and domestic oil and gas producing regions. Historically, the Company operated exclusively on land, specializing in deep, difficult wells and drilling in remote areas. In the last two years the Company diversified into the offshore drilling business through the acquisition of Mallard Bay Drilling, Inc. ("Mallard"), the second-largest barge drilling and workover company in the transition zones of the Gulf of Mexico, and Hercules Offshore Corp. and Hercules Rig Corp. (collectively, "Hercules"), a leading provider of contract drilling and workover services in the shallow waters of the Gulf of Mexico. In addition, the Company acquired Quail Tools, Inc., ("Quail"), a leading provider of specialized rental equipment for drilling and workover operations, primarily in the Gulf of Mexico, and expanded its international land fleet by acquiring the drilling assets of Bolifor, a leading provider of land contract drilling services in Bolivia.

     The Company's rig fleet presently consists of 34 barge drilling and workover rigs, eight offshore jackup rigs, six offshore platform rigs and 75 land rigs. The Company's barge drilling and workover rig fleet is dedicated to transition zone waters, which are generally defined as extending from the coast to depths of up to 25 feet. The Company's offshore jackup and platform rig fleets currently operate in the Gulf of Mexico market. The Company's land rig fleet generally consists of premium and specialized deep drilling rigs, with 62 of its 75 land rigs capable of drilling to depths of 15,000 feet or greater. In addition, 21 of the Company's land rigs are helicopter-transportable, thus establishing the Company as the dominant operator in the heli-rig market throughout the world. The diversity of the Company's rig fleet, both in terms of geographic location and asset class, enables the Company to provide a broad range of services to oil and gas operators around the world and to take advantage of market upturns, while reducing its exposure to downturns in any particular sector or region.

     The oilfield services industry has experienced a significant decline in activity during the last six months. This decline follows two years of high activity during which oil and gas companies had increased their exploration and production budgets in response to increasing demand and stronger oil and gas prices. The first half of fiscal 1998 reflects this increased demand through rig dayrates and utilization that were at 15-year highs with many markets at or near full utilization. During the second half of fiscal 1998 oil prices have declined to their lowest level in 25 years (adjusted for inflation).

     The sharp drop in oil prices is the result of a surplus of crude oil in worldwide markets, which has been brought about by reduced demand, particularly in Southeast Asia, an increase in crude oil production by OPEC producing countries in mid to late 1997, and a relatively warm winter in the United States and Europe. The decline in crude oil prices has adversely impacted the revenues and profits of oil operators, who have responded by reducing exploration and development expenditures. This decline in spending has adversely affected the level of oil field activity, and in turn, the revenues of most companies in the oil field service industry. The impact has been felt most by the Company in the fourth quarter of fiscal 1998 and is expected to continue into 1999. The Company is not able to predict when and to what extent the level of oil field activity will recover.

TRANSITION ZONE OPERATIONS

     The Company provides contract drilling services in the transition zones of the Gulf of Mexico and Nigeria, where barge rigs are the primary source of drilling and workover services. Barge rigs are mobile drilling and workover vessels that are submersible and are built to work in eight to 25 feet of water. These rigs are towed by tug boats to the drill site with the derrick laid down. The derrick is a framework for hoisting and lowering equipment over a drill hole and is also known as a mast structure. The lower hull is submerged by flooding until it rests on the sea floor. The derrick is then raised and drilling or workover operations are conducted with the barge in this position.

Domestic Barge Drilling and Workover

     The Company's principal domestic market for its barge drilling rigs is the transition zones of the Gulf of Mexico, primarily in Louisiana and, to a lesser extent, Alabama and Texas, where conventional jackup rigs are unable to operate. This area historically has been the world's largest market for shallow water barge drilling. The Company has a significant presence in this market, with 14 drilling barges. Barge rigs are also employed inland in lakes, bays, rivers and marshes.

     The barge market in the transition zones of the Gulf of Mexico has undergone significant attrition and consolidation in recent years, with the number of drilling rigs declining from over 120 in the early 1980s to approximately 54 today, and the number of competitors decreasing over the same period from more than 30 to only two significant contractors. During fiscal year 1997 and the first half of fiscal year 1998 drilling and workover activity increased significantly in the Gulf of Mexico transition zones, spurred by (i) the increased use of 3-D seismic technology that has resulted in the identification of previously undiscovered drilling prospects, (ii) the settlement of a royalty dispute between the State of Louisiana and Texaco, whereby Texaco agreed to invest approximately $150 million to drill in Louisiana over a five-year period, and (iii) higher natural gas prices. However, due to the decline in oilfield service activity discussed previously, conditions in this market have softened considerably over the fourth quarter of fiscal year 1998. As a result, the Company has experienced a significant reduction in utilization and dayrates in its barge workover operations. Barge drilling activity has been less severely affected.

     The Company provides domestic barge workover services in the transition zones of the Gulf of Mexico. The Company's domestic barge workover and shallow drilling business is based in the same geographical area as its barge drilling business. The same factors that have affected the structure of the barge drilling sector also have affected this sector, including considerable consolidation of competitors and reduction of available rigs since the early 1980s.

International Barge Drilling

     The Company has focused its international barge drilling efforts in the transition zones of West Africa, where it is one of the leading providers of barge drilling services in Nigeria, with three of the nine rigs in the market. International markets have historically been more attractive due to the availability of long-term contracts and the opportunity to earn dayrates higher than domestic rates.

     The Company has operated in Nigeria since 1991 and currently operates three barge rigs under long-term contracts. The Company has recently entered into a five-year contract with one of its present customers in Nigeria, which will require the construction of a new drilling barge at an estimated cost of $30 million. It is presently estimated that this contract will commence in June 1999.

     During 1998, the Company signed a definitive agreement for a three-year drilling contract, with two option years, in the Caspian Sea. One of the Company's drilling rigs is undergoing approximately $100.0 million in modifications and is scheduled to commence drilling in May 1999.
This barge drilling rig will be contracted at a dayrate of approximately $58,250. In addition, a substantial portion of the cost of modifying the rig will be reimbursed by the operator.


OFFSHORE OPERATIONS

Jackup Drilling

     Pursuant to the Hercules acquisition, the Company acquired seven shallow water jackup rigs. The Hercules jackup rigs are mobile, self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the hull, which contains the drilling equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. Five of the rigs are cantilever design, a feature that permits the drilling platform to be extended out from the hull, allowing drilling and workover operations to be performed over existing platforms or structures. Jackup rigs with the cantilever feature historically have achieved higher dayrates and utilization levels. The other two rigs are slot-type design configured for the drilling operations to take place through a keyway in the hull. These two rigs have the added capability of operating in shallow water to a depth as low as eight feet. Four of the seven jackup rigs are mat-supported rigs and three are independent leg rigs. The Hercules rigs are capable of drilling to maximum depths of 25,000 feet and in water depths of up to 215 feet.

     The Hercules acquisition further expands and complements the Company's business in the Gulf of Mexico shallow water market and will augment the Company's existing platform rig business. Currently, the shallow water jackup business in the Gulf is depressed, resulting in significantly lower utilization and dayrates, when compared to the previous year.

Platform Drilling

     The Company's fleet of platform rigs consists of six modular self-erecting rigs. These platform rigs consist of drilling equipment and machinery arranged in modular packages that are transported to and self-erected on fixed offshore platforms owned by oil companies. The Company believes that the modular self-erecting design of the platform rigs provides a competitive advantage due to lower mobilization costs and smaller "footprint."


LAND OPERATIONS

General

     The Company's land drilling operations specialize in the drilling of deep and difficult wells and drilling in remote and harsh environments. Since beginning operations in 1934, the Company has operated in 49 foreign countries and throughout the United States, making it one of the most geographically diverse land drilling contractors in the world.


International Operations

     The Company's international land drilling operations have focused primarily in South America and the Asia Pacific region, where it specializes in drilling that requires equipment specially designed to be transported by helicopter or all-terrain vehicles into remote access areas such as jungle, mountainside or desert locations. Management believes that the Company's 21 heli-rigs, with technologically advanced pumps and power generation systems that are capable of drilling difficult wells in excess of 15,000 feet, have established the Company as the dominant operator in the heli-rig market, with what the Company estimates to be a 75% worldwide market share. The Company traditionally has been a pioneer in frontier areas and is currently working for or has recently worked for operators in China, Russia, Kazakhstan, Poland and Vietnam.

     In recent years, many major and independent oil companies have directed a greater portion of their exploration budgets to foreign markets. This has been particularly true in South America and the Asia Pacific region, where the demand for land rigs had been increasing significantly. The Company has benefitted from this trend due to its long-standing presence in these markets and has been able to deploy rigs under longer term contracts at higher dayrates and operating margins than in its domestic operations. The economic malaise which has adversely affected Southeast Asia during the past year has significantly reduced utilization, particularly in the geothermal market. While management is optimistic that long-term drilling services in international markets will continue to grow as demand for oil and gas increases and countries dependent on oil and gas revenues seek to increase their production, management believes this growth will be delayed by the general economic conditions in certain areas. The Company intends to capitalize on its global presence and substantial international experience to pursue growth opportunities in both current and developing markets.

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

     South America. The Company has 34 rigs located in the South American drilling markets of Colombia, Argentina, Paraguay, Ecuador, Peru and Bolivia. Most of the Company's rigs have been upgraded to meet the demands of deep, difficult drilling in these areas. Most of these rigs are currently under contract to major or national oil companies at attractive dayrates. The Company anticipates it will continue to relocate rigs to the South American market to meet increased demand for drilling.

     Asia Pacific Region. The Company has 13 of its fleet of 21 helicopter transportable rigs located in the Asia Pacific region due to the remoteness of the mountainside and jungle drilling performed in this region. The Company entered the Indonesian geothermal market in 1995, which market is currently being adversely affected by political and economic instability in Indonesia. The Company experienced weakening demand for its services in certain Asia Pacific markets in fiscal 1998, notably in Indonesia and Papua New Guinea.
Six rigs in the Indonesian geothermal market ceased operations during the second quarter of fiscal 1998. One of these rigs has been relocated to Peru and the others are being remarketed in Indonesia and other countries.

     Africa and the Former Soviet Union. Eight of the Company's rigs are currently located in the markets of Africa and the former Soviet Union. After becoming the first western drilling contractor to enter the Russian drilling market in 1991, expansion of the Company's business in this country has been hampered by bureaucratic inefficiencies, constantly changing tax and other laws and political issues that have diminished the investment of capital by major and large independent oil companies in Russia. As a result, the Company has relocated all four of its drilling rigs from Russia to Kazakhstan. As anticipated, the recently announced agreement regarding the pipeline to be built to accommodate incremental production from the Tengiz field in Kazakhstan has already increased exploration efforts in this region. In addition to operating the Company's own rigs, the Company was awarded a five-year alliance contract in 1997 in Kazakhstan by the operator of the Tengiz field to operate and maintain its rigs, including the provision of expatriate and local drilling crews and management of its warehouse, drilling base and mobile equipment fleet.

Domestic Operations

     Industry conditions in the United States have softened considerably over the last two quarters of fiscal 1998. As a result of low crude prices and reduced demand, utilization and dayrates have declined materially for its lower 48 land operations. This recent downturn in the domestic land operations follows two years of significant improvement that had produced increased rig utilization and dayrates and shortages for certain types of rigs. This market improvement was the result of a combination of a general consolidation trend in the drilling industry, and until recently, higher crude oil and natural gas prices and improvements in exploration technology, in particular the use of 3-D seismic data and horizontal drilling.

     Of the Company's 15 rigs located in the United States, 14 are SCR electric, four are equipped with top drive units and all are capable of drilling in excess of 15,000 feet. Traditionally, the Company has differentiated itself from its domestic competitors by specializing in the drilling of deep and difficult wells.

Specialty Services

     Helicopter Transportable Rigs. The Company specializes in drilling in remote areas and harsh environments, primarily in international locations. A significant factor contributing to the Company's success in obtaining drilling contracts in remote areas is the use of rigs that are transportable by air, land and water. These rigs have been specially designed and constructed by the Company for quick assembly and disassembly under the proprietary designations "Heli-Hoist"(Registered Trademark) rig, Transportable By Anything (Registered Trademark) ("TBA") (Registered Trademark) rig and All-Terrain ("AT2000E") (Registered Trademark) rig. Management believes that the Company's 21 helicopter rigs comprise approximately 75% of the operational helicopter transportable rigs worldwide. The Heli-Hoist (Registered Trademark), TBA (Registered Trademark) and AT2000E (Registered Trademark) rigs allow the Company to perform drilling operations in remote and otherwise inaccessible locations such as jungle areas, mountainous areas and offshore platforms.

     Deep Drilling. During the U.S. drilling boom of the late 1970s and early 1980s the Company developed its specialty of deep and difficult drilling, primarily in the Anadarko Basin of Western Oklahoma and the Overthrust Region in the Rocky Mountains. The Company's largest drilling rig is rated in excess of 35,000 feet.

     During the last several years, drilling activity has shifted from domestic deep gas drilling to international deep oil and gas drilling. While international deep drilling is generally in the range of 15,000 feet to 20,000 feet as opposed to the domestic deep drilling which often exceeds 20,000 feet, the Company has benefitted in the international arena from the development of this expertise, particularly in the deep drilling markets of the Cusiana and Cupiagua fields of Colombia.

     Arctic Drilling. The Company has been one of the pioneers in arctic drilling conditions and has developed technology to meet the demand for increased drilling in an ecologically sensitive manner. For drilling operations on the North Slope of Alaska, the Company developed a self-contained mobile drilling unit capable of being moved in one unit by giant "crawlers" similar to the system used to move rocket thrusters for the space program. The environmentally sensitive rig also has a complete closed-loop mud system and cuttings processing system that eliminate the need for mud pits.

     Geothermal Drilling. The Company also has developed expertise in the area of geothermal drilling. Geothermal operations involve drilling into a pocket of geothermal energy, tapping the source of this energy in the form of steam, hot water or hot rocks and converting this heat into usable forms of energy.

RENTAL TOOLS

          Quail, based in New Iberia, Louisiana, is a provider of premium rental tools used for land and offshore oil and gas drilling and workover activities. Approximately 60% of Quail's equipment is utilized in offshore and coastal water operations. Since its inception in 1978, Quail's principal customers have been major and independent oil and gas exploration and production companies.

     Quail rents specialized equipment utilized in well drilling, production and workover applications. Quail offers a full line of drill pipe, drill collars, tubing, high-and low-pressure blowout preventers, choke manifolds, casing scrapers and junk and cement mills. During fiscal 1997, Quail entered into a contract with a major oil company to be its preferred provider of rental tools to the land and offshore Texas markets. In November 1997, the Company opened a new rental tool facility in Victoria, Texas, in order to service the increasing demand for tools in that region. Approximately 50% of Quail's revenues are realized from rentals for production and workover activities.

     Over the last three years the rental tool industry experienced increasing demand due to the trend toward outsourcing by oil companies of noncore equipment and services and, until recently, the significant increase in drilling activity in the Gulf of Mexico. Major and independent oil companies have liquidated certain ancillary drilling equipment in an effort to improve drilling efficiencies and returns on drilling programs. During the latter part of fiscal 1998, these positive trends have been offset, in part, by the reduced drilling activity in the Gulf Coast market due to low crude oil prices and reduced demand.

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

COMPETITION

     The contract drilling industry is a competitive and cyclical business characterized by high capital and maintenance costs.

     Although demand in the offshore drilling markets serviced by the Company had shown significant improvement over the past several years, the recent market downturn has caused the market to become very competitive, resulting in lower dayrates and reduced utilization. In the Gulf of Mexico barge drilling and workover markets, the Company competes with R & B Falcon. In the jackup market, the Company competes against most domestic offshore contractors, including R & B Falcon. Management believes that the Company is the second largest contractor in these markets.

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

     The Company's drilling customer base consists of major, independent and foreign national oil and gas companies. Chevron, the Company's largest customer, accounted for approximately 15% and 13% of total revenues in fiscal year 1998 and 1997, respectively.

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

     Nine employees are involved in the Company's research and development activities. The costs associated with the Company's research and development efforts are not significant.


                                  EMPLOYEES

     At August 31, 1998, the Company employed 4,512 persons, up five percent from the 4,313 employed at August 31, 1997. The following table sets forth the composition of the Company's employees:

                                                          August 31,
                                                      ----------------
                                                       1998       1997
                                                      -----      -----
      International Land Drilling Operations          2,078      2,286
      Domestic Land Drilling Operations                 386        413
      Offshore Drilling Operations                    1,762      1,355
      Rental Tool Operations                             91         68
      Corporate and Other Domestic                      195        191


                    RISKS AND ENVIRONMENTAL CONSIDERATIONS

     The U.S. Gulf Coast market, and particularly the shallow water areas where the Company's contract drilling service operations are concentrated, are ecologically sensitive. As a result, environmental issues have led to higher drilling costs, a more difficult and lengthy well permitting process and, in general, have adversely affected decisions of the oil companies to drill in these areas. U.S. laws and regulations applicable to the Company's operations include those controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment, or otherwise relating to the protection of the environment. The Company, as an operator of drilling rigs in navigable U.S. waters and certain offshore areas, may be responsible for damages and costs incurred in connection with oil spills, subject to certain limitations in liability. An oil spill in a wetland or inland waterway could produce substantial damage to the environment, including wildlife and ground water. Laws and regulations protecting the environment have become more stringent in recent years, and may, in certain circumstances, impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company which were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of the new requirements could have a material adverse effect on the Company.

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

                FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company historically has operated in only one segment, land-based contract drilling services. The acquisitions of Mallard, Quail and Hercules significantly diversified the Company's businesses, adding offshore drilling and rental tool segments. Information about the Company's business segments and operations by geographic areas for the three years ended August 31, 1998, is set forth in Note 8 of Notes to Consolidated Financial Statements.


Item 2.  PROPERTIES

     The Company owns and occupies a ten-story building in downtown Tulsa, Oklahoma, as its home office. Additionally, the Company owns and leases office space and operating facilities in various locations, but only to the extent necessary for administrative and operational functions.

Land Rigs. During fiscal 1998, the Company added one SCR electric rig to its domestic rig fleet. The following table shows, as of August 31, 1998, the locations and drilling depth ratings of the Company's 64 actively marketed land rigs:


Actively Marketed Land Rigs
                                        Drilling Depth Rating in Feet
                                ---------------------------------------------
                                10,000
                                  or                             Over
                                 less   15,000  20,000  25,000  25,000  TOTAL
                                ------  ------  ------  ------  ------  -----
INTERNATIONAL:
  South America                     3       9       9       3       4     28
  Asia Pacific                      3       3       9       2       -     17
  Africa                            -       1       -       -       -      1
  Former Soviet Union               -       -       3       -       -      3
                                   --      --      --      --      --     --
Total International                 6      13      21       5       4     49
                                   --      --      --      --      --     --

DOMESTIC:
  Gulf Coast                        -       -       -       -       4      4
  Rocky Mountains                   -       -       4       -       2      6
  Mid-Continent                     -       -       4       -       -      4
  Alaska                            -       -       -       -       1      1
                                   --      --      --      --      --    ---
Total Domestic                      -       -       8       -       7     15
                                   --      --      --      --      --    ---
TOTAL                               6      13      29       5      11     64
                                   --      --      --      --      --    ---
                                   --      --      --      --      --    ---


     In addition, the Company has 11 land rigs classified as cold stacked which would need to be refurbished at a significant cost before being placed back into service, with locations and drilling depth ratings as follows:

Cold Stacked Land Rigs
                                        Drilling Depth Rating in Feet
                                ---------------------------------------------
                                10,000
                                  or                             Over
                                 less   15,000  20,000  25,000  25,000  TOTAL
                                ------  ------  ------  ------  ------  -----
INTERNATIONAL:
  South America                     3       1       2       -       -      6
  Asia Pacific                      1       -       -       -       -      1
  Africa                            1       1       -       -       -      2
  Former Soviet Union               2       -       -       -       -      2
                                   --      --      --      --      --     --
Total International                 7       2       2       -       -     11
                                   --      --      --      --      --     --

Barge Rigs. A schedule of the Company's deep and intermediate drilling barges located in the Gulf of Mexico, as of August 31, 1998, is set forth below:

                                                        Maximum
                                         Year Built     Drilling
                                           or Last       Depth
                            Horsepower   Refurbished     (Feet)     Status<1>
                            ----------   -----------    --------    ---------
Deep Drilling:
  Rig No. 50 ...............   2,000         1993        25,000      Active
  Rig No. 51 ...............   2,000         1993        25,000      Active
  Rig No. 53 ...............   1,600         1995        20,000      Active
  Rig No. 54 ...............   2,000         1995        30,000      Active
  Rig No. 55 ...............   2,000         1993        30,000      Active
  Rig No. 56 ...............   2,000         1992        30,000      Active
  Rig No. 57 ...............   1,500         1997        20,000      Active
  Rig No. 58 ...............   3,000         1982        30,000     Stacked
  Rig No. 59 ...............   3,000         1972        30,000     Stacked

Intermediate Drilling:
  Rig No.  8 ...............   1,700         1995        15,000      Active
  Rig No. 12 ...............   1,200         1990        14,000      Active
  Rig No. 15 <2> ...........   1,000         1998        15,000      Active
  Rig No. 17 ...............   1,200         1993        13,000      Active
  Rig No. 21 ...............   1,200         1995        14,000      Active


--------------------

<1>      "Active" denotes that the rig is currently under contract or available for contract. "Stacked" denotes that the rig is currently cold stacked and would need to be refurbished at a significant cost before being placed back into service.

<2>      Refurbished into an intermediate drilling barge from a previously stacked workover barge.

     A schedule of the Company's workover rigs, as of August 31, 1998, which includes some rigs with shallow drilling capabilities, is set forth below:



                                                      Maximum
                                       Year Built     Drilling
                                         or Last       Depth
                          Horsepower   Refurbished     (Feet)     Status<1>
                          ----------   -----------    --------    ---------
Heavy Workover and Shallow
 Drilling:
  Rig No.  5 ............     800         1991            -        Stacked
  Rig No. 10 ............     800         1978            -        Stacked
  Rig No. 16 ............     800         1994         11,500      Active
  Rig No. 18 ............     800         1993         11,500      Active
  Rig No. 20 ............     800         1995         11,500      Active
  Rig No. 23 ............   1,000         1993         13,000      Active
  Rig No. 24 ............   1,000         1992         13,000      Active
  Rig No. 25 ............   1,000         1993         13,000      Active
  Rig No. 27 ............     800         1987            -        Stacked
  Rig No. 28 .............    800         1987            -        Stacked

Workover and Other:
  Rig No.  6 ............     700         1995            -        Active
  Rig No.  7 ............     700         1995            -        Stacked
  Rig No.  9 ............     650         1996            -        Active
  Rig No. 26 ............     650         1996            -        Active

--------------------

<F1>     "Active" denotes that the rig is currently under contract or available for contract. "Stacked" denotes that the rig is currently cold stacked and would need to be refurbished at a significant cost before being placed back into service.


     A schedule of the Company's international drilling barges, as of August 31, 1998, is set forth below:

                                                       Maximum
                                         Year Built    Drilling
                                           or Last      Depth
                           Horsepower    Refurbished    (Feet)    Status<1>
                           ----------    -----------   --------   ---------
Deep Drilling:<2>
  Rig No. 71/257 <3>......   3,000          1994        30,000     Shipyard
  Rig No. 72 .............   3,000          1991        30,000     Active
  Rig No. 73 .............   3,000          1991        30,000     Active
  Rig No. 74 .............   3,000          1997        30,000     Active
  Rig No. 76 .............   3,000          1997        30,000     Active
  Rig No. 80 .............   2,000          1986        20,000     Stacked


--------------------

<F1>     "Active" denotes that the rig is currently under contract or available for contract. "Stacked" denotes that the rig is currently cold stacked and would need to be refurbished at a significant cost before being placed back into service.

<F2>     Does not include Rig 75 which is currently being constructed for a contract to commence in June 1999, in Nigeria.

<F3>     Rig No. 71 is being refurbished for service under a long-term contract in the Caspian Sea.


Platform Rigs. The following table sets forth certain information, as of August 31, 1998, with respect to the Company's platform rigs:


                                                     Maximum
                                      Year Built     Drilling
                                        or Last       Depth
                         Horsepower   Refurbished     (Feet)      Status<1>
                         ----------   -----------    --------     ---------
  Rig No.  2 ............  1,000         1982         12,000       Active
  Rig No.  3 ............  1,000         1997         12,000       Active
  Rig No. 10 <2>.........    650         1989            -         Active
  Rig No. 41E ...........  1,000         1997         12,500       Active
  Rig No. 42E ...........  1,000         1996         12,500       Active
  Rig No. 47 ............    750         1993         11,000       Stacked


------------------

<F1>     "Active" denotes that the rig is currently under contract or available for contract. "Stacked" denotes that the rig is currently cold stacked and would need to be refurbished at a significant cost before being placed back into service.

<F2>     Workover rig.


Jackup rigs. The following table sets forth certain information as of August 31, 1998, with respect to the Company's jackup rigs:


                                                Maximum   Maximum
                                                 Water    Drilling
                                                 Depth     Depth
                          Design<1>             (Feet)     (Feet)    Status<2>
                          ---------            --------   --------   ---------

  Rig No. 11<3>..  Bethlehem JU-200 (MC)          200        -       Active
  Rig No. 14<4>..  Baker Marine Big Foot (IS)      85     20,000     Shipyard
  Rig No. 15 ....  Baker Marine Big Foot III (IS) 100     20,000     Active
  Rig No. 20 ....  Bethlehem JU-100 (MC)          110     30,000     Active
  Rig No. 21 ....  Baker Marine BMC-125 (MC)      100     20,000     Active
  Rig No. 22 ....  Le Tourneau Class 51 (MC)      173     18,000     Active
  Rig No. 25 ....  Le Tourneau Class 150-44 (IC)  215     20,000     Active
  Rig No. 43<3>..  Sun Contractors (IC)            55        -       Stacked


-----------------

<F1>     IC--independent leg, cantilevered; IS--independent leg, slot; MC--mat-
         supported, cantilevered.

<F2>     "Active" denotes that the rig is currently under contract or available for contract. "Stacked" denotes that the rig is currently cold stacked and would need to be refurbished at a significant cost before placed back into service.

<F3>     Workover rig.

<F4>     Rig No. 14, after being refurbished, was placed in service in
         September 1998.


     The following table presents the Company's utilization rates, rigs available for service and cold stacked rigs for fiscal years ended August 31, 1998 and 1997. With respect to the rigs purchased in the Mallard, Bolifor and Hercules acquisitions, the periods commence November 12, 1996, July 1, 1997 and December 30, 1997, respectively.

     Subsequent to August 31, 1998, utilization rates for the Company's rigs have declined due to the market conditions discussed above.



                                                         1998         1997
                                                         ----         ----
Transition Zone Rig Data

Domestic barge deep drilling:
  Rigs available for service <1>                          7.9          6.2
  Utilization rate of rigs available for service <2>       95%          98%
  Cold stacked rigs <1>                                   2.0          2.4

Domestic barge intermediate drilling:
  Rigs available for service <1>                          4.6          3.3
  Utilization rate of rigs available for service <2>       83%          95%

Domestic barge workover and shallow drilling:
  Rigs available for service <1>                          8.6          7.0
  Utilization rate of rigs available for service <2>       62%          83%
  Cold stacked rigs <1> <3>                               5.4          5.0

International barge drilling:
  Rigs available for service <1>                          3.0          2.8
  Utilization rate of rigs available for service <2>       98%          92%
  Cold stacked rigs <1>                                   1.0          0.4


Offshore Rig Data

Jackup Rigs:
  Rigs available for service <1> <4>                      4.0          -
  Utilization rate of rigs available for service <2>       91%         -
  Cold stacked rigs <1>                                   1.0          -

Platform Rigs:
  Rigs available for service <1>                          4.0          1.1
  Utilization rate of rigs available for service <2>       78%          98%
  Cold stacked rigs <1>                                   1.0          1.3

                                                         1998         1997
                                                         ----         ----
Land Rig Data

International Land Rigs:
  Rigs available for service <1>                         49.0          43.1
  Utilization rate of rigs available for service <2>       81%           73%
  Cold stacked rigs <1>                                  11.0           7.5

Domestic Land Rigs:
  Rigs available for service <1>                         14.6          15.4
  Utilization rate of rigs available for service <2>       86%           87%


<F1>     The number of rigs is determined by calculating the number of days each rig was in the fleet, e.g., a rig under contract or available for contract for an entire year is 1.0 "rigs available for service" and a rig cold stacked for one quarter is 0.25 "cold stacked rigs." "Rigs available for service" includes rigs currently under contract or available for contract. "Cold stacked rigs" includes all rigs that are stacked and would require significant refurbishment before being placed into service.

<F2>     Rig utilization rates are based on a weighted average basis assuming 365 days availability for all rigs available for service. Rigs acquired or disposed of have been treated as added to or removed from the rig fleet as of the date of acquisition or disposal. Rigs that are in operation or fully or partially staffed and on a revenue-producing standby status are considered to be utilized. Rigs under contract that generate revenues during moves between locations or during mobilization/demobilization are also considered to be utilized.

<F3>     Includes one rig out of service five months due to damages to rig in fiscal 1998.

<F4>     At 9/30/98, seven jackup rigs were available for service and one was cold stacked.  One rig was under construction at 8/31/98.


Item 3.  LEGAL PROCEEDINGS

     The Company is a party to certain legal proceedings that have resulted from the ordinary conduct of its business. In the opinion of the Company's management, none of these proceedings is expected to have a material adverse effect on the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to Parker Drilling Company security holders during the fourth quarter of fiscal year 1998.

Item 4A.  EXECUTIVE OFFICERS

     Officers are elected each year by the board of directors following the annual meeting for a term of one year and until the election and qualification of their successors. The current executive officers of the Company and their ages, positions with the Company and business experience are presented below:

 (1) Robert L. Parker, 75, chairman, joined the Company in 1944 and was elected a vice president in 1950. He was elected president in 1954 and chief executive officer in October 1977. Since December 1991, he has retained the position of chairman.

 (2) Robert L. Parker Jr., 50, president and chief executive officer, joined the Company in 1973 as a contract representative and was named manager of U.S. operations later in 1973. He was elected a vice president in 1973, executive vice president in 1976 and was named president and chief operating officer in October 1977. In December 1991, he was elected chief executive officer.

 (3) James W. Linn, 52, executive vice president and chief operating officer, joined the Company in 1973. He has general charge of the Company's business affairs and its officers. Mr. Linn first served in the Company's international division and in 1976 was named northern U.S. district manager prior to being elected vice president of U.S. and Canada operations in 1979. He was named a senior vice president in September 1981 and was elected to his current position in December 1991.

 (4) James J. Davis, 52, senior vice president-finance and chief financial officer, joined the Company in November 1991, in the stated positions. From 1986 through 1991, Mr. Davis was vice president and treasurer of MAPCO Inc., a diversified energy company with interests in natural gas liquids, marketing and transportation, oil refining and retail motor fuel marketing. He serves as a member of the board of directors of Dollar Thrifty Funding Corp.

 (5) W. Kirk Brassfield, 43, corporate controller and chief accounting officer, joined the Company in March 1998 in his stated position. From 1991 through March 1998, Mr. Brassfield served in various positions, including subsidiary controller and director of financial planning of MAPCO Inc., a diversified energy company. From 1979 through 1991, Mr. Brassfield served at the public accounting firm, KPMG Peat Marwick.

                    OTHER PARKER DRILLING COMPANY OFFICERS

 (6) I. E. Hendrix Jr., 54, vice president and treasurer, joined the Company in 1976 as manager of the Company's treasury department and was elected treasurer in 1978. Mr. Hendrix was elected vice president of the Company in April 1983. He serves as a member of the board of directors of American Performance Mutual Fund.

 (7) Kenneth R. Hoit, 61, vice president, financial planning, joined the Company in 1973. He served as financial analyst and manager of budgets and analysis prior to being elected a vice president in April 1983.

 (8) Leslie D. Rosencutter, 43, was elected vice president, administration, in December 1989, and has responsibility for the public relations and human resources departments. In March 1996, she was elected Corporate Secretary. She previously had been named assistant vice president, administration in 1987. She joined the Company in 1974 as secretary to the controller and later was secretary to the Robert L. Parker Trust. She has served as executive secretary and administrative assistant to the chairman prior to being elected an officer.

 (9) T. Bruce Blackman, 47, was elected vice president, Asia Pacific region in January 1996, and has responsibility for the international operations of the Company in this area. He joined the Company in 1977 and has held management positions in Africa and Singapore and international accounting manager in Tulsa. In 1983, he became division manager for Indonesia operations. In 1989, he was promoted to contract manager, Asia Pacific region.

(10) John R. Gass, 47, was elected vice president, Frontier Areas in January 1996, and has responsibility for the international operations of the Company in Russia, North Africa, China and other areas. He joined the Company in 1977 and has served in various management positions in the Company's international divisions. In 1985, he became the division manager of Africa and the Middle East. In 1987, he directed the Company's mining operations in South Africa. In 1989, he was promoted to international contract manager.

(11) Donald D. Goodson, 44, was elected vice president, Latin America region in January 1996, and has responsibility for international operations in this area. He joined the Company in 1976 and held various accounting and finance positions prior to being named contract manager for U.S. operations in 1981. In June 1989, Mr. Goodson was named Indonesia division manager. In July 1993, he was promoted to contract manager for the Middle East, Africa and Colombia.

(12) Thomas L. Wingerter, 45, vice president, North America region, joined the Company in 1979. In 1983 he was named contracts manager for the Rocky Mountain division. He was promoted to Rocky Mountain division manager in 1984, a position he held until September 1991 when he was elected a vice president.

(13) T. Shelby Frink, 60, serves as vice president, Frontier Areas/international business development. He joined the Company in 1956 and has served in various operating and management positions. He became Western Hemisphere operations manager in 1975, Eastern Hemisphere operations manager in 1978, was elected vice president, drilling operations in 1981, became vice president, Eastern Hemisphere in 1986 and assumed his present position in 1993.


(14) Phillip M. Burch, 47, was elected assistant treasurer in April 1983. He joined the Company in 1981 as a treasury analyst and currently is responsible for domestic and international cash management and corporate investments. In July 1992, he assumed additional responsibilities for risk management.

                                   PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

     Parker Drilling Company common stock is listed for trading on the New York Stock Exchange under the symbol PKD. At the close of business on August 31, 1998, there were 3,533 holders of record of Parker Drilling common stock. Prices on Parker Drilling's common stock for the fiscal years ending August 31, 1998 and 1997, were as follows:

                         Fiscal Year 1998      Fiscal Year 1997
                        ------------------   ------------------
             Quarter      High       Low       High       Low
             -------    --------  --------   --------   -------
             First      $17.9375  $12.1875   $10.2500   $6.1250
             Second      14.8750    8.8750    11.0000    7.8750
             Third       12.0000    8.0625    10.0000    7.5000
             Fourth       8.6250    4.0000    13.6875    9.3750


     No dividends have been paid on common stock since February 1987. Restrictions contained in Parker Drilling's existing credit agreement prohibit the payment of dividends and the indenture for the Senior Notes restricts the payment of dividends. The Company has no present intention to pay dividends on its common stock in the foreseeable future because of the restrictions noted and because of its business plan to reinvest earnings in the Company's operations.


Item 6.  SELECTED FINANCIAL DATA

                   Parker Drilling Company and Subsidiaries
                     (In Thousands Except Per Share Data)

Years Ended Aug. 31,  1998         1997        1996        1995        1994
-----------------------------------------------------------------------------
Revenues           $  481,223   $ 311,644   $ 156,652   $ 157,371  $  152,424


Net income (loss)  $   28,092   $  16,315   $   4,053   $   3,916  $  (28,806)

Earnings (loss) per
 share, diluted    $      .36   $     .23   $     .07   $     .07  $     (.53)

Total assets       $1,200,544   $ 984,136   $ 275,959   $ 216,959  $  209,348

Long-term debt     $  630,090   $ 551,042   $   2,794   $   1,748  $      -


Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS


                          OUTLOOK AND OVERVIEW

     The fiscal 1998 results of operations were a significant improvement over fiscal 1997. This was due primarily to the continued strength of the barge drilling operations in the transition zones and most international land drilling markets. The addition of Hercules' shallow water and platform drilling business in the Gulf of Mexico, which acquisition closed in December 1997, also contributed to these positive results.

     Despite the improvement of fiscal 1998 over fiscal 1997, during the last six months of fiscal 1998 the oilfield services industry experienced a significant decline in activity. This decline follows two years of high activity during which oil and gas companies had increased their exploration and production budgets in response to increasing demand and stronger oil and gas prices. The first half of fiscal 1998 reflects this increased demand through rig dayrates and utilization that were at 15-year highs with many segments at or near full utilization. During the second half of fiscal 1998 oil prices have declined to their lowest level in 25 years (adjusted for inflation).

     The sharp drop in oil prices is the result of a surplus of crude oil in worldwide markets, which has been brought about by reduced demand, particularly in Southeast Asia, an increase in crude oil production by OPEC producing countries in mid to late 1997, and a relatively warm winter in the United States and Europe. The decline in crude oil prices has negatively impacted the revenues and profits of oil operators, who have responded by reducing exploration and development expenditures. This decline in spending has adversely affected the level of oil field activity, and in turn, the revenues of most companies in the oil field service industry. The impact of these market conditions has been felt most by the Company in the fourth quarter of fiscal 1998.

     The decline in service activity has continued subsequent to the end of fiscal 1998. Utilization and dayrates have continued to decrease and the Company will incur a loss for the quarterly reporting period ending November 30, 1998. Management is not able to predict whether or not a further decline in activity will occur or when and to what extent the level of oilfield services will recover. Management believes that cash provided by operations and funds available under the Company's revolving credit facility will be adequate to meet working capital needs in 1999.

                            RESULTS OF OPERATIONS

                                 Introduction

     The Company's operations and future results have been altered significantly by the acquisitions of Mallard and Quail in November 1996, Bolifor in July 1997 and Hercules in December 1997. In addition to increasing the size and scope of the Company's operations, the Mallard, Quail and Hercules acquisitions increased the percentage of the Company's revenue generated domestically. The Company generated approximately 48% of its revenue from domestic sources in fiscal 1998.

     The financings related to the Mallard and Quail Acquisitions in November 1996, combined with the Company's issuance of the Convertible Notes in July 1997 and $150 million of Senior Notes in March 1998, have substantially increased the Company's debt levels. At August 31, 1998, the Company had $651.6 million in total indebtedness, compared to $3.4 million of total indebtedness at August 31, 1996. The substantial levels of debt will result in a higher level of interest expense and an increased percentage of the Company's cash flows being used for debt service and may limit the Company's ability to obtain additional financing for future acquisitions and capital expenditures. See "--Liquidity and Capital Resources."

     For the foregoing reasons, the acquisitions of Mallard, Quail and Hercules will affect the comparability of the Company's historical results of operations.


Year Ended August 31, 1998 Compared to Year Ended August 31, 1997

     The Company's net income of $28.1 million in fiscal 1998 reflects an increase of $11.8 million over the $16.3 million recorded in fiscal 1997. Fiscal 1998 includes the entire year's results of operations of Mallard, Quail and Bolifor, the Company's fiscal 1997 acquisitions. Fiscal 1997 includes Mallard and Quail from their acquisition date of November 12, 1996 and Bolifor from its acquisition date of July 1, 1997. Additionally, fiscal 1998 includes the Hercules operating results from December 30, 1997, its date of acquisition. Fiscal 1998's improvement over 1997 reflects the strong drilling markets which existed primarily in the first half of the fiscal year. The Company's 1998 results include a net loss of $1.1 million in the fourth quarter, a reflection of weakening demand in several of the Company's markets.

     The Company's revenues increased $169.6 million, to $481.2 million, as each of the Company's market segments recorded an increase in revenues. The Company's acquisitions have substantially increased revenues and affected the comparability of the figures presented in each year. The table below indicates sources of revenue by each of the Company's acquisitions:

                          Twelve Months ended August 31,

                                                  1998                1997
             Land                                 ----                ----
             ----
Land (excluding acquisitions)                   $227,619            $171,649
Bolifor                                           31,335               2,642
Mallard                                            7,288               9,090
                                                --------            --------
   Total Land Drilling Revenues                 $266,242            $183,381
                                                --------            --------

           Offshore
           --------

Mallard                                         $132,296            $100,217
Hercules                                          48,027                 -
                                                --------            --------
   Total Offshore Drilling Revenues             $180,323            $100,217
                                                --------            --------

         Rental Tools
         ------------
Quail                                           $ 32,723            $ 25,457
                                                --------            --------

     Land drilling revenues marked an improvement of $82.9 million due to increased revenues in each geographic area in which the Company operates. Latin America operations contributed an increase of $47.5 million, to $121.0 million. The rigs acquired in the Bolifor acquisition contributed $28.7 million of the increase while operations in Colombia and Peru also reflected significant increases. Higher utilization and dayrates on certain of the rigs in these countries contributed to the increase. Land drilling operations in Africa provided an increase in revenues of $7.6 million due to the Company's operations in Niger in fiscal 1998. In the states comprising the former Soviet Union, the Company's revenues of $19.8 million reflected an increase of $12.9 million, due primarily to increased rig utilization in Kazakhstan. Additionally, the Company is presently relocating one rig from Pakistan to Kazakhstan for a contract in that country. In the Company's Asia Pacific land drilling operations, revenues increased $8.6 million, where increased operating days in Papua New Guinea offset the fiscal 1997 completion of contracts in Vietnam and in the Philippines. In the United States, the Company's land drilling revenue increased $6.3 million due primarily to higher average dayrates than in 1997. Although revenue increased in each of the markets noted in fiscal 1998 when compared to fiscal 1997, the Company has recently experienced declining utilization and dayrates in several markets as contracts have been completed. In particular, the Company's Asia Pacific operations, including Papua New Guinea and Indonesia, have seen a significant reduction in rig utilization and customer demand in the latter part of fiscal 1998.

     The Company's offshore drilling segment's revenues increased $80.1 million to $180.3 million, $48.0 million from revenue generated by rigs purchased in the Hercules acquisition and the balance due primarily to a full twelve months of the Mallard operations included in the fiscal 1998 year
compared to approximately 9 1/2 months in fiscal 1997.   Mallard's barge
drilling operations in Nigeria experienced an increase in revenue of $6.9 million to $33.9 million, due in part to the full year of operations and near 100% utilization of the Company's three barge rigs presently in that country. The Company is currently mobilizing a rig which had previously operated in Nigeria in fiscal 1997 to the Caspian Sea where it will begin operations in 1999. Mallard's domestic drilling operations contributed to the increase in offshore revenues due to higher average dayrates and an increase in utilization days as the Mallard operations were included for the entire year in fiscal 1998. Weakness in Mallard's workover and remedial markets resulted in a reduction in revenue from these operations and offset some of the increase in revenues discussed above.

     The Company's rental tool segment's revenues increased $7.3 million due to the entire year's operations being included in fiscal 1998 and due to increased revenues contributed by the Company's new Victoria, Texas rental facility. These increases were offset by some weakening in rental tool demand in the Company's core offshore Louisiana market.

     Profit margins (revenues less direct operating expenses) of $169.5 million reflect an increase of $61.1 million from the $108.4 million recorded in fiscal 1997. The land and offshore drilling segments recorded profit margin percentages (as a percent of revenue) of 30% and 40% in fiscal 1998, respectively, percentages which are comparable to those recorded in fiscal 1997. The Company's rental tool business had a decrease in profit margin percentage from 66% to 58%, due in part to lower margins earned by the Company on the disposition on tools, higher discounts given on tool rentals and start-up costs at its new Victoria facility. The reduction in demand in certain markets which began in the second half of fiscal 1998 has materially reduced profit margins as a percent of revenue in the Company's fourth quarter when compared with the entire fiscal 1998.

     Depreciation and amortization increased $22.3 million, reflecting a full year of depreciation expense recorded on the assets purchased in the Mallard, Quail and Bolifor acquisitions compared to the partial year in fiscal 1997, depreciation expense related to the assets purchased in the Hercules acquisition in December 1997, and amortization of goodwill associated with the purchase price in excess of the fair market value of the assets purchased in the Mallard, Quail and Hercules acquisitions. These increases were somewhat offset by a change in the estimated useful life of the Company's land drilling fleet used for financial depreciation purposes from 10 to 15 years, resulting in a reduction of $2.6 million in fiscal 1998 depreciation expense (see Note 1 of Notes to Consolidated Financial Statements). General and administrative expense increased $2.9 million, due in part to increased costs required to support the Company's expanded operations.

     Interest expense increased $16.5 million to $49.4 million, as debt incurred in November 1996 and July 1997 to finance the Company's fiscal 1997 acquisitions remained outstanding all of fiscal 1998. This debt included the $300 million Senior Notes issued in November 1996 and the $175 million Convertible Notes issued in July 1997. Additionally, in March 1998, the Company issued $150 million of 9 3/4 % Senior Notes, a portion of which was used to repay the $83 million balance on the term loan of November 1996.
These increases in interest expense were offset by $3.5 million of interest charges capitalized to construction projects in fiscal 1998, compared to $.2 million in the prior year. Non-operating other income of $4.5 million reflects an increase of $1.2 million which was attributable to the fiscal 1998 disposition of the Company's interest in OnSite Technology L.L.C. at a gain of $4.6 million. Fiscal 1997's non-operating other income and expense included a $1.6 million write down from a blowout which damaged barge Rig 52 and a $1.1 million gain from the sale of a subsidiary, Parker Kinetic Designs, Inc.

     Income taxes of $16.4 million with an effective tax rate of 37% increased from the $7.2 million and 31% effective rate the Company experienced in fiscal 1997. Increased revenues and taxable income from the Company's foreign operations were primarily responsible for the increased tax expense recorded in fiscal 1998.

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

     In Latin America, land drilling revenues increased $15.0 million due to increased revenues in Peru, Colombia and Bolivia. Four rigs were active in Peru for most of fiscal 1997 as compared to an average of one rig active in
fiscal 1996.   At fiscal 1997 year end, the Company had eight rigs under
contract in Colombia, where revenue increased from additional activity and increased dayrates. In July 1997, the Company acquired substantially all of the assets of Bolifor, a leading provider of land contract drilling services in Bolivia. Assets acquired included 11 land rigs located in Bolivia, Paraguay and Argentina.

     Land drilling revenues in the Asia Pacific region increased $9.4 million due to increased drilling services provided in Indonesia and increased rig utilization in Pakistan, where the Company had three rigs under contract at fiscal 1997 year end. Drilling activity in the former Soviet Union and Middle East countries remained nearly the same as in fiscal 1996. However, at fiscal year end, the Company was mobilizing one land rig to Niger for a one-rig contract and moving a land rig from Russia to Kazakhstan to begin a drilling program from a gravel island in the Caspian Sea. Additionally, the Company was modifying one of its barge rigs that previously operated in Nigeria, for service in the Caspian Sea.

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

Liquidity and Capital Resources


     The Company had cash, cash equivalents and other short-term investments of $55.3 million at August 31, 1998, a decrease of $157.5 million from the August 31, 1997 balance. The acquisition of Hercules in December 1997 for $195.6 million was the primary reason for the decrease. In fiscal 1998, operating activities provided cash of $143.5 million, of which $102.3 million was from net income plus non-cash charges, primarily depreciation and amortization of goodwill. The balance of the cash provided by operating activities as reflected on the Consolidated Statements of Cash Flows, $41.2 million, is primarily related to changes in account balances of operating assets and liabilities. Other significant sources of cash included the March 1998 issuance of $150.0 million of 9 3/4% Senior Notes at a premium, with net proceeds to the Company of $152.2 million and borrowings under the Company's revolving credit facility, which had an outstanding balance of $20.0 million at fiscal year end. The disposition of the Company's investment in OnSite Technology L.L.C. and the sale of property, plant and equipment provided proceeds of $8.0 million and $5.5 million, respectively. Debt repayments during the year included $90.0 million which fully repaid the Company's term loan and $32.0 million borrowed under the Company's revolving credit facility.

     Fiscal 1998 capital expenditures of $196.1 million were the Company's highest since 1981, including new opportunities to invest significantly in barge and land-based operations. Major barge rig projects included: (i) the modification of barge Rig 71 (re-numbered 257), which after completion of operations in Nigeria was transported to the U.S. Gulf Coast where it underwent modification for service in the spring of 1999 in the Caspian Sea;
(ii) the purchase of the Gulf Explorer barge rig; (iii) the conversion of barge Rig 15 from a workover rig into a drilling rig for work in the U.S. Gulf of Mexico; and (iv) the construction of new barge Rig 75 for a contract in Nigeria to begin in the summer of 1999. Significant projects related to the Company's land-based operations included: (i) the significant modification, including the conversion to an SCR electric rig and installation of a top drive, of a helicopter transportable rig for service in Bolivia; (ii) the modification of Rig 236 for service in Kazakhstan near the Aral Sea; and (iii) the construction of SCR electric Rig 254 for domestic service. During the year a new facility was constructed for Partech (Registered Trademark), the Company's manufacturing subsidiary, in New Iberia, Louisiana, where it has relocated from Odessa, Texas.

     To finance the acquisitions of Mallard, Quail, Bolifor and Hercules and the capital expenditures noted above, the Company has issued various debt instruments. The Company financed the November 1996 acquisitions of Mallard and Quail through the issuance of $300.0 million principal amount of 9 3/4% Senior Notes, Series B due November 2006 and a $100.0 million term loan under the Senior Credit Facility.

     In anticipation of funding the Hercules acquisition, in July 1997 the Company issued $175.0 million of Convertible Subordinated Notes due 2004. The Notes bear interest at 5.5% payable semi-annually in February and August. The Notes are convertible at the option of the holder into shares of common stock of Parker Drilling Company at any time prior to maturity at a conversion price of $15.39 per share. The Convertible Subordinated Notes are redeemable at the option of the Company at any time after July 2000 at certain stipulated prices.

-------------------------------

     In March 1998, the Company issued $150 million of 9 3/4% Senior Notes due November 2006, Series C at a premium yielding an effective interest rate of 8.97%. Net proceeds after expenses were $152.2 million, of which $83.0 million was used to repay the outstanding principal balance of the term loan under the Company's Senior Credit Facility, which facility was previously used to finance a portion of the Mallard and Quail acquisitions of November 1996. The balance of the net proceeds will be used for general corporate purposes, including capital expenditures. All of the Series B and C notes were exchanged for new Series D notes, in May 1998. The form and terms were identical in all material respects.

     The $75 million revolving credit facility under the Company's Senior Credit Facility is available for working capital requirements, general corporate purposes and to support letters of credit. At August 31, 1998, $20 million was outstanding under the revolving credit facility and $13.6 million in letters of credit had been issued. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80% of eligible accounts receivable plus 50% of supplies in inventory. All advances to the Company under the revolving credit facility bear interest, at the option of the Company, at prime to prime plus 0.50% or at 1.75% to 2.25% above the one-, two-, three- and six-month reserve-adjusted LIBOR rate, depending on the percentage of the credit facility utilized. The revolving credit facility is collateralized by a lien on the Company's accounts receivable and inventory. The revolving credit facility matures on December 31, 2000.

     Both the Senior Notes and the Senior Credit Facility contain customary affirmative and negative covenants, including restrictions on incurrence of debt and sales of assets. The Senior Credit Facility prohibits, among other things, payment of dividends and the indenture for the Senior Notes restricts the payment of dividends.

     Management anticipates that working capital needs and funds required for capital spending in 1999 will be met from existing cash and other short-term investments, cash provided by operations, prepayments received to offset construction expenditures (as discussed below) and from funds available under the Company's revolving credit facility. The Company anticipates cash requirements for capital spending will be substantially less in calendar year 1999 (anticipated $100 million) than in fiscal year 1998 ($196.1 million), although several of the Company's fiscal 1998 construction projects will span both years, in particular the construction of barge Rig 71/257 for service in the Caspian Sea and barge Rig 75 for service in Nigeria. Although the construction of barge Rig 71/257 requires significant capital spending in 1998 and 1999, the Company will receive prepayments from the operator to offset a substantial portion of the expenditures required to construct the rig. As noted, management anticipates that capital spending in calendar year 1999 will be less than in 1998 due in part to the magnitude of such expenditures in fiscal 1998 and also due to the depressed drilling markets discussed previously. Should drilling markets improve to such an extent that new opportunities for investment in the Company's rig fleet arise in excess of the Company's available cash, the Company may consider additional long-term debt or equity financing.

                                Other Matters
Business Risks
--------------

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

Year 2000

     The Company plans to achieve and maintain Year 2000 compliance with a project consisting of seven phases. The phases include Awareness, Inventory, Assessment, Detailed Analysis, Compliance Testing, Remediation and Monitoring Compliance. Prior to establishing the Year 2000 project, the Company made a decision to replace most of its outdated systems with state-of-the-art integrated systems and standardized desktop systems. The Company spent much of 1997 replacing critical financial, human resources and payroll systems with new purchased software that is Year 2000 certified by the Information Technology Association of America. The Year 2000 problem was not the main reason for upgrading the information technology platform, however it will be beneficial in achieving Year 2000 compliance.

     The Company has completed the initial awareness phase, inventory and assessment and partial testing of its core information technology systems. The inventory and assessment of non-information technology systems including telecommunication systems, business machines, security systems, premise equipment, rig equipment and other embedded chip technology is partially completed. The Company is surveying its critical supply chain and business partners to establish their state of readiness. It is expected that all critical systems testing and necessary remediation will be completed by the end of the second quarter of calendar 1999. The remainder of calendar 1999 will be devoted to monitoring compliance, developing and testing contingency plans.

     At this time no system replacement dates were accelerated because of the Year 2000 problem. The cost to date for the project have been in internal salaries and purchasing some testing software. The software costs to date are not deemed material. Approximately $400,000 has been budgeted for the Year 2000 project in fiscal year 1999.

     The Company is confident that its critical business and operations systems will be ready for the Year 2000. The greatest risks for Year 2000 problems include local accounting systems used in some countries, the telecommunications/utility infrastructures in many foreign countries and the vendor supply chain. Additional risks will be faced if key business partners, suppliers, banks, utilities, communications, transportation or government services are not compliant for the Year 2000. In the event the Company and/or its suppliers and vendors are unable to remediate the Year 2000 problem prior to January 1, 2000, operations of the Company could be significantly impacted. In order to mitigate this risk, the Company is developing a contingency plan to continue operations should it become necessary to do so. Such procedures are expected to include alternative suppliers, communications, and transportation plans. The contingency plan will be completed by the third quarter of calendar 1999.

Change in Fiscal Year
---------------------

     On July 10, 1998, the Company decided to change its fiscal year end from August 31 to December 31, effective December 31, 1998. The Company will file a Quarterly Report on Form 10-Q with the Securities and Exchange Commission covering the transition period of September 1, 1998 to December 31, 1998.


Indonesian Operations
---------------------

     The current political and currency instability in Indonesia has created uncertainty regarding the Company's Indonesian operations. The Company provides management, technical and training support to an Indonesian-owned drilling contractor, whose services include the drilling of geothermal wells, related to power plant projects. Due to the uncertain economic conditions, certain of these power plant projects have been postponed or delayed. As a result, payments from a significant customer for services provided by the Indonesian contractor have been delayed. The Company and the Indonesian contractor will vigorously pursue all alternatives to expedite payment. The Company believes that resolution of this matter will not have a material adverse effect on the Company's results of operations or financial position.

Superior Energy Services, Inc. Acquisition
------------------------------------------

     On October 28, 1998, Parker Drilling Company ("Parker") and Superior Energy Services, Inc. ("Superior") entered into an Agreement and Plan of Merger whereby Superior would become a wholly owned subsidiary of Parker. Superior, headquartered in Harvey, Louisiana, provides oil tool rentals, well plug and abandonment services, and other specialized products and services to oil companies operating in the Gulf of Mexico and Gulf Coast land regions. The Agreement and Plan of Merger, as amended, will be structured as a tax-free exchange of .975 of a share of Parker common stock for each share of Superior common stock. As a result of the transaction, Parker will issue approximately 28 million new shares and will then have approximately 105 million shares outstanding after the closing of the transaction.

     The merger is subject to both Superior and Parker stockholder approval, Hart-Scott-Rodino clearance, the approval to increase the number of shares of authorized common stock by the Parker stockholders and certain other conditions. The necessary filings for Hart-Scott-Rodino clearance and the filing with the Securities and Exchange Commission of Parker's Registration Statement covering the Parker shares to be issued in the merger will be made as soon as practicable. Parker anticipates submitting the merger to its stockholders for approval at its annual meeting early next year. Subject to the Superior and Parker stockholder approvals and the satisfaction of the other conditions, it is anticipated that the transaction will be consummated in the first calendar quarter of next year.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Parker Drilling Company

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) of the Form 10-K, present fairly, in all material respects, the financial position of Parker Drilling Company and its subsidiaries at August 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) of the Form 10-K, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                                /s/ PricewaterhouseCoopers LLP
                                                PricewaterhouseCoopers LLP

Tulsa, Oklahoma
October 22, 1998

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (In Thousands Except Earnings Per Share
                    and Weighted Average Shares Outstanding)

For the Years Ended August 31,            1998         1997          1996
----------------------------------------------------------------------------
Revenues:
 Land drilling                         $266,242      $183,381      $145,160
 Offshore drilling                      180,323       100,217           -
 Rental tools                            32,723        25,457           -
 Other                                    1,935         2,589        11,492
                                       --------      --------      --------
Total revenues                          481,223       311,644       156,652
                                       --------      --------      --------
Operating expenses:
 Land drilling                          186,509       128,843       104,614
 Offshore drilling                      109,093        61,136           -
 Rental tools                            13,749         8,549           -
 Other                                    2,365         4,722        11,824
 Depreciation and amortization           68,574        46,256        23,061
 General and administrative              17,273        14,414        15,756
                                       --------      --------      --------

Total operating expenses                397,563       263,920       155,255
                                       --------      --------      --------
Operating income                         83,660        47,724         1,397
                                       --------      --------      --------
Other income and (expense):
 Interest expense                       (49,389)      (32,851)         (135)
 Interest income                          5,732         5,367         1,642
 Other                                    4,524         3,316         5,663
                                       --------      --------      --------

Total other income and (expense)        (39,133)      (24,168)        7,170
                                       --------      --------      --------
Income before income taxes               44,527        23,556         8,567
                                       --------      --------      --------
Income tax expense                       16,435         7,241         4,514
                                       --------      --------      --------
Net income                             $ 28,092      $ 16,315      $  4,053
                                       --------      --------      --------
                                       --------      --------      --------
Earnings per share,
 Basic                                 $    .37      $    .23      $    .07
 Diluted                               $    .36      $    .23      $    .07

Number of common shares used in
 computing earnings per share:
 Basic                               76,658,100    70,909,539    56,634,340
 Diluted                             77,789,390    71,760,543    57,261,491

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)

August 31,                                           1998             1997
-----------------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                       $   45,254       $  209,951
 Other short-term investments                         9,999            2,838
 Accounts and notes receivable, net of
  allowance for bad debts of $3,073 in 1998
  and $3,153 in 1997                                113,050          103,808
 Rig materials and supplies                          22,596           19,130
 Other current assets                                13,993           16,227
                                                 ----------       ----------
 Total current assets                               204,892          351,954
                                                 ----------       ----------

Property, plant and equipment, at cost:
 Drilling equipment                                 954,918          723,878
 Rental equipment                                    35,702           28,264
 Buildings, land and improvements                    23,189           12,519
 Other                                               27,207           21,586
 Construction in progress                           119,149           28,640
                                                 ----------       ----------
                                                  1,160,165          814,887

 Less accumulated depreciation
  and amortization                                  432,325          375,236
                                                 ----------       ----------
 Net property, plant and equipment                  727,840          439,651
                                                 ----------       ----------

Deferred charges and other assets:
 Goodwill, net of accumulated
  amortization of $10,216 in 1998
  and $3,822 in 1997                                216,973          139,467
 Rig materials and supplies                           6,784            5,486
 Assets held for disposition                          8,118            9,191
 Debt issuance costs                                 15,814           14,956
 Other                                               20,123           23,431
                                                 ----------       ----------
 Total deferred charges and other assets            267,812          192,531
                                                 ----------       ----------
Total assets                                     $1,200,544       $  984,136
                                                 ----------       ----------
                                                 ----------       ----------


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)

August 31,                                            1998             1997
-----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt               $   21,469       $   16,084
 Accounts payable                                    48,943           26,178
 Accrued liabilities                                 41,766           29,539
 Accrued income taxes                                 6,032            4,904
                                                 ----------       ----------
 Total current liabilities                          118,210           76,705
                                                 ----------       ----------
Long-term debt (Note 3)                             630,090          551,042
                                                 ----------       ----------
Deferred income tax                                  47,400              -

Other long-term obligations                          26,882            7,666
                                                 ----------       ----------
Commitments and contingencies (Note 10)


Stockholders' equity:
Preferred stock, $1 par value, 1,942,000
  shares authorized, no shares outstanding              -                -
 Common stock, $.16 2/3 par value,
  authorized 120,000,000 shares, issued
  and outstanding 76,764,916 shares
  (76,679,669 shares in 1997)                        12,794           12,780
 Capital in excess of par value                     341,099          340,243
 Retained earnings (accumulated deficit)             24,069           (4,023)
 Other                                                  -               (277)
                                                 ----------       ----------
 Total stockholders' equity                         377,962          348,723
                                                 ----------       ----------
Total liabilities and stockholders' equity       $1,200,544       $  984,136
                                                 ----------       ----------
                                                 ----------       ----------











                 The accompanying notes are an integral part
                  of the consolidated financial statements.


                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)


For the Years Ended August 31,                 1998         1997        1996
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                 $ 28,092    $ 16,315    $  4,053
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Depreciation and amortization              68,574      46,256      23,061
   Gain on disposition of
    property, plant and equipment             (2,289)     (1,292)     (5,416)
   Gain on disposition of OnSite
    investment                                (4,562)        -           -
   Deferred tax expense                        2,100         -           -
   Other                                       3,992       4,201         307
   Change in assets and liabilities:
    Accounts and notes receivable              8,886     (46,488)      8,057
    Rig materials and supplies                (5,544)     (3,468)       (532)
    Other current assets                       3,065      (2,661)      1,493
    Accounts payable and accrued
     liabilities                              40,383       2,236      (1,504)
    Accrued income taxes                       1,128      (1,732)      1,108
    Other assets                                (306)     (4,895)       (656)
                                            --------    --------    --------

  Net cash provided by operating
   activities                                143,519       8,472      29,971
                                            --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the sale of property,
  plant and equipment                          5,472      14,235       8,288
 Capital expenditures                       (196,078)    (87,426)    (30,836)
 Acquisition of Mallard                          -      (311,837)        -
 Acquisition of Quail                            -       (66,888)        -
 Acquisition of Bolifor                       (2,189)    (22,311)        -
 Acquisition of Hercules                    (195,599)        -           -
 Proceeds from sale of OnSite investment       7,998         -           -
 Purchase of short-term investments          (18,708)     (8,221)    (25,855)
 Proceeds from sale of short-term
  investments                                 11,547      21,630      10,980
 Other-net                                      (766)     (5,458)     (1,720)
                                            --------    --------    --------
  Net cash used in
   investing activities                     (388,323)   (466,276)    (39,143)
                                            --------    --------    --------

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (continued)
                            (Dollars in Thousands)

For the Years Ended August 31,                 1998       1997
----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt             $204,692    $557,040    $    -
 Proceeds from common stock offering             -        61,341      49,032
 Principal payments under debt
  obligations                               (124,287)    (12,284)       (367)
 Repurchase of common stock                     (302)       (432)       (382)
 Proceeds from exercise of stock warrant         -           -         1,552
 Other                                             4         352         323
                                            --------    --------    --------
  Net cash provided by financing
   activities                                 80,107     606,017      50,158
                                            --------    --------    --------
Net increase (decrease) in cash and
 cash equivalents                           (164,697)    148,213      40,986

Cash and cash equivalents at beginning
 of year                                     209,951      61,738      20,752
                                            --------    --------    --------
Cash and cash equivalents at
 end of year                                $ 45,254    $209,951    $ 61,738
                                            --------    --------    --------
                                            --------    --------    --------
Supplemental disclosures of cash
 flow information:
 Cash paid during the year for:
  Interest                                  $ 46,892    $ 21,116    $    145
  Income taxes                              $ 13,207    $  8,973    $  3,406

Supplemental noncash financing activity:
  In fiscal 1996 the Company acquired computer and office equipment under capital lease arrangements totaling $1.7 million.














                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                            PARKER DRILLING COMPANY AND SUBSIDIARIES
                        Consolidated Statement of Stockholders' Equity
                                    (Dollars in Thousands)
                                                                        Other-
                                              Capital     Retained    Unearned
                                             in excess    earnings    restricted
                         Preferred   Common    of par   (accumulated  stock plan
                           stock      stock    value      deficit)   compensation
                        ----------  -------- ---------- ------------ ------------
Balances, August 31, 1995  $   -     $ 9,287   $205,310   $(24,391)     $(3,286)

Activity in employees'
 stock plans                   -          36      1,008        -             1,829

Acquisition of stock from
 certain employees             -         (10)      (372)       -               -

Issuance of 400,000 common
 shares upon exercise of
 warrants at $3.88 per share   -          67      1,485        -               -

Issuance of 9,050,000 common
 shares in public offering     -       1,508     47,524        -               -

Net income                     -         -          -        4,053             -
                           -------   -------   --------   --------         -------
Balances, August 31, 1996      -      10,888    254,955    (20,338)         (1,457)

Acquisition of Mallard Bay
 Drilling, Inc.             25,000       -          -          -               -

Conversion of preferred
 stock into common stock   (25,000)      509     24,491        -               -

Activity in employees'
 stock plans                   -          32      1,239        -             1,180

Acquisition of stock from
 certain employees             -          (7)      (425)       -               -

Issuance of 8,146,600 common
 shares in public offering     -       1,358     59,983        -               -

Net income                     -         -          -       16,315             -
                           -------   -------   --------   --------         -------
Balances, August 31, 1997      -      12,780    340,243     (4,023)           (277)


Activity in employees' stock
 plans                         -          20      1,152        -               277

Acquisition of stock from
 certain employees             -          (6)      (296)       -               -

Net income                     -         -          -       28,092             -
                           -------   -------   --------   --------         -------

Balances, August 31, 1998  $   -     $12,794   $341,099   $ 24,069         $   -
                           -------   -------   --------   --------         -------
                           -------   -------   --------   --------         -------
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

     Operations - The Company provides land and offshore contract drilling services and rental tools on a worldwide basis to major, independent and foreign national oil companies. Parker's rig fleet consists of 34 barge drilling and workover rigs, eight offshore jackup rigs, six offshore platform rigs and 75 land rigs. The Company specializes in the drilling of deep and difficult wells, drilling in remote and harsh environments, drilling in transition zones and offshore waters and in providing specialized rental tools. The Company also provides a range of services that are ancillary to its principal drilling services, including engineering, logistics and construction, as well as various types of project management.

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

     Property, Plant and Equipment - The Company provides for depreciation of property, plant and equipment primarily on the straight-line method over the estimated useful lives of the assets after provision for salvage value. In the third quarter of fiscal 1998, the Company reviewed the estimated useful life of its land drilling fleet used for financial depreciation purposes. As a result, the estimated life was extended from 10 to 15 years with a five percent salvage value for most of the major rig components, resulting in a reduction in fiscal 1998 depreciation expense of approximately $2.6 million. The Company's historical experience and a comparison with other firms in the industry indicates that its land drilling equipment has a useful life of at least 15 years. The depreciable lives for offshore drilling equipment, 15 to 20 years, remained unchanged. The depreciable lives for certain other equipment, ranging from three to seven years, including drill pipe, also were not extended. The Company estimates the change in depreciable lives will result in a reduction in fiscal 1999 depreciation expense of $5.2 million. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Management periodically evaluates the Company's assets to determine if they are not in excess of their net realizable value. Management considers a number of factors such as estimated future cash flows, appraisals and current market value analysis in determining net realizable value. Assets are written down to reflect any decrease in net realizable value below their net carrying value (see Note 9). In addition, interest totaling approximately $3.5 million, $.2 million and $0 were capitalized in 1998, 1997 and 1996, respectively.

     Goodwill - Goodwill is being amortized on a straight-line basis over 30 years commencing on the dates of the respective acquisitions. The Company assesses whether the excess of cost over net assets acquired is impaired based on the ability of the operation to which it relates to generate cash flows in amounts adequate to cover the future amortization of such assets. If an impairment is determined, the amount of such impairment is calculated based on the estimated fair value of the related assets.

     Rig Materials and Supplies - Since the Company's foreign drilling generally occurs in remote locations, making timely outside delivery of spare parts uncertain, a complement of parts and supplies is maintained for each rig either at the drilling site or in warehouses close to the operations. During periods of high rig utilization, these parts are generally consumed and replenished within a one-year period. During a period of lower rig utilization in a particular location, the parts, like the related idle rigs, are generally not transferred to other foreign locations until new contracts are obtained because of the significant transportation costs which would result from such transfers. The Company classifies those parts which are not expected to be utilized in the following year as long-term assets. These assets are carried at the lower of cost or market.

     Other Long-term Obligations - Included in this account is the accrual of workers' compensation and deferred revenue related to prepayments received for certain daywork drilling revenues. These prepayments are recognized over the related contract term.

     Income Taxes - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Earnings (Loss) Per Share (EPS) - Statement of Financial Accounting Standard No. 128, "Earnings per Share," was implemented by the Company this fiscal year. The statement requires a presentation of both basic and diluted EPS. Basic earnings (loss) per share is computed by dividing net income
(loss), as adjusted for dividends on preferred stock, by the weighted average number of common shares outstanding during the period. The effect of dilutive securities is included in the diluted EPS calculation when applicable. The EPS figures and the weighted average number of shares for all periods presented have been prepared in conformity with this new accounting standard.

     Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and natural gas companies. The Company generally does not require collateral on its trade receivables. Such credit risk is considered by management to be limited, except as noted in the following, due to the large number of customers comprising the Company's customer base.

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

The Company places substantially all its interest-bearing investments with major financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. At August 31, 1998, the Company had deposits in domestic banks in excess of federally insured limits of approximately $3.8 million. In addition, the Company had deposits in foreign banks of $5.4 million which are not federally insured.

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


Note 2 - Acquisitions

     On December 30, 1997, the Company acquired all of the outstanding capital stock of Hercules Offshore Corporation, a Texas corporation ("HOC"), and all of the outstanding capital stock of Hercules Rig Corp., a Texas corporation ("HRC") and an affiliate of HOC (HOC and HRC being collectively referred to as "Hercules"), for $195.6 million, including acquisition costs. The purchase prices for the acquisitions were adjusted for certain debt assumed by the Company, for capital expenditures incurred subsequent to the purchase agreement date and for levels of working capital at closing. Hercules owns three self-erecting platform rigs and seven offshore jackup rigs.

     The acquisition has been accounted for by the purchase method of accounting, and the reported financial results include the Hercules operations from the date of acquisition. The excess of purchase price over the fair values of the net assets acquired was $83.9 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

     The acquisition of Hercules was primarily funded with proceeds from the July 1997 issuance of the Company's $175 million 5 1/2% Convertible Subordinated Notes.

     On November 12, 1996, the Company acquired Mallard Bay Drilling, Inc. ("Mallard") and Quail Tools, Inc. ("Quail"). Both were accounted for by the purchase method of accounting.

     The Company acquired all of the outstanding stock of Mallard from Energy Ventures, Inc. ("EVI") for $336.8 million, including acquisition costs, for cash of $311.8 million and $25.0 million of preferred stock which was converted into 3,056,600 shares of common stock during the second quarter of fiscal 1997. Mallard owns and operates 34 drilling and workover barges in the shallow waters of the Gulf of Mexico, Nigeria, and Venezuela and four land drilling rigs in Argentina.

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

     For the Years ended August 31,       1998          1997
     -------------------------------------------------------------
                               (Thousands Except Per Share Amounts)
     Revenues                            $506,627      $403,993
     Net income                          $ 30,876      $  7,129
     Earnings per common share           $    .40      $    .10
      (diluted)


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

Superior Energy Services, Inc. Acquisition (unaudited)

     On October 28, 1998, Parker Drilling Company ("Parker") and Superior Energy Services, Inc. ("Superior") entered into an Agreement and Plan of Merger whereby Superior would become a wholly owned subsidiary of Parker. Superior, headquartered in Harvey, Louisiana, provides oil tool rentals, well plug and abandonment services, and other specialized products and services to oil companies operating in the Gulf of Mexico and Gulf Coast land regions.
The Agreement and Plan of Merger, as amended, will be structured as a tax-free exchange of .975 of a share of Parker common stock for each share of Superior common stock. As a result of the transaction, Parker will issue approximately 28 million new shares and will then have approximately 105 million shares outstanding after the closing of the transaction.

     The merger is subject to both Superior and Parker stockholder approval, Hart-Scott-Rodino clearance, the approval to increase the number of shares of authorized common stock by the Parker stockholders and certain other conditions. The necessary filings for Hart-Scott-Rodino clearance and the filing with the Securities and Exchange Commission of Parker's Registration Statement covering the Parker shares to be issued in the merger will be made as soon as practicable. Parker anticipates submitting the merger to its stockholders for approval at its annual meeting early next year. Subject to the Superior and Parker stockholder approvals and the satisfaction of the other conditions, it is anticipated that the transaction will be consummated in the first calendar quarter of next year.

Note 3 - Long-term Debt

     August 31,                                            1998          1997
     -------------------------------------------------------------------------
                                                        (Dollars in Thousands)
     Senior Notes payable in November 2006 with
      interest of 9.75% payable semi-annually in
      May and November, net of unamortized discount
      of $1,930 in 1998 and $2,166 in 1997 (effective
      interest rate of 9.88%)                             $298,070  $297,834

     Senior Notes payable in November 2006 with
      interest of 9.75% payable semi-annually in
      May and November, net of unamortized premium
      of $5,421 (effective interest rate of 8.97%)         155,421        -

     Senior Credit Facility payable in quarterly
      payments until November 2002 with interest
      at prime plus 0.50% or LIBOR plus 1.75% to
      2.25%                                                    -       90,000

     Convertible Notes payable in July 2004 with
      interest of 5.5% payable semi-annually in
      February and August                                  175,000    175,000

     Revolving Credit Facility with interest at
      prime plus 0.50% or LIBOR plus 1.75% to 2.25%
      (7.4375% as of August 31, 1998)                       20,000        -


     Other                                                   3,068      4,292
                                                          --------   --------
     Total debt                                            651,559    567,126
     Less current portion                                   21,469     16,084
                                                          --------   --------
     Total long-term debt                                 $630,090   $551,042
                                                          --------   --------
                                                          --------   --------


     The aggregate maturities of long-term debt for the five years ending August 31, 2003, are as follows (000's): 1999 - $ 21,469; 2000 - $ 696; 2001
- $ 613; 2002 - $ 285 and 2003 - $5.

     The Senior Notes, which mature in 2006, were initially issued in November 1996 and in March 1998 in amounts of $300 million (Series B) and $150 million (Series C), respectively. The $300 million issuance was sold at a $2.4 million discount while the $150 million issuance was sold at a premium of $5.7 million. In May 1998, a registration statement was filed by the Company which offered to exchange the Series B and C notes for new Series D Senior Notes. The form and terms of the Series D notes are identical in all material respects to the form and terms of the Series B and C notes, except for certain transfer restrictions and registration rights relating to the Series C Notes. All of the Series B and C notes were exchanged for new Series D notes per this offering. The notes have an interest rate of 9 3/4% and are guaranteed by substantially all subsidiaries of Parker Drilling, all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries. The non-guarantors are inconsequential, individually and in the aggregate, to the consolidated financial statements and separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors.

        In anticipation of funding the Hercules acquisition, in July 1997 the Company issued $175 million of Convertible Subordinated Notes due 2004. The Notes bear interest at 5.5% payable semi-annually in February and August. The Notes are convertible at the option of the holder into shares of common stock of Parker Drilling at $15.39 per share at any time prior to maturity. The Notes will be redeemable at the option of the Company at any time after July 2000 at certain stipulated prices.

        The $75 million revolving credit facility under the Company's Senior Credit Facility is available for working capital requirements, general corporate purposes and to support letters of credit. At August 31, 1998, $20 million was outstanding under the revolving credit facility and $13.6 million in letters of credit had been issued. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80% of eligible accounts receivable plus 50% of supplies in inventory. All advances to the Company under the revolving credit facility bear interest, at the option of the Company, at prime to prime plus 0.50% or at l.75% to 2.25% above the one-, two-, three- and six-month reserve-adjusted LIBOR rate, depending on the percentage of the credit facility utilized. The revolving credit facility is collateralized by a first lien on the Company's accounts receivable and inventory. The revolving credit facility matures on December 31, 2000.

     The Senior Credit Facility also included a $100 million term loan that was used to partially fund the Mallard and Quail acquisitions. The $90 million which was outstanding at August 31, 1997 was fully repaid during fiscal 1998, $83 million of which was from proceeds received in March 1998 from the issuance of the Senior Notes.

        Each of the 9 3/4% Senior Notes, 5 1/2% Convertible Notes and the Senior Credit Facility contains customary affirmative and negative covenants, including restrictions on incurrence of debt and sales of assets. The Senior Credit Facility prohibits payment of dividends and the indenture for the 9
3/4% Senior Notes restricts the payment of dividends.


Note 4 - Income Taxes

     Income (loss) before income taxes (in thousands) is summarized as follows:

                                  Years Ended August 31,
                          -------------------------------------
                            1998          1997          1996
                          ---------     ---------     ---------
       United States      $  7,682      $  4,231      $ (4,623)

       Foreign              36,845        19,325        13,190
                          --------      --------      --------
                          $ 44,527      $ 23,556      $  8,567
                          --------      --------      --------
                          --------      --------      --------


     Income tax expense (in thousands) is summarized as follows:


                                  Years Ended August 31,
                          -------------------------------------
                            1998          1997          1996
                          ---------     ---------     ---------
     Current:
       United States:
        Federal           $    -        $     70      $    -
        State                   50           215           -
       Foreign              14,285         6,956         4,514
     Deferred:
       United States:
        Federal              2,042           -             -
        State                   58           -             -
       Foreign                 -             -             -
                          --------      --------      --------
                          $ 16,435      $  7,241      $  4,514
                          --------      --------      --------
                          --------      --------      --------

     Total income tax expense (benefit) (in thousands) differs from the amount computed by multiplying income (loss) before income taxes by the U.S. federal income tax statutory rate. The reasons for this difference are as follows:

                                         Years Ended August 31,
                        ------------------------------------------------------
                             1998               1997                1996
                        ---------------    ---------------     ---------------
                                 % of               % of                % of
                                 pretax             pretax              pretax
                        Amount   income    Amount   income     Amount   income
                        ---------------    ---------------     ---------------
Computed expected tax
 expense                $15,584    35%     $ 8,245     35%     $ 2,913    34%
Foreign tax at rates
 different than U.S.      1,389     3%         192      1%          29    -
Utilization of loss
 carryforwards           (1,973)   (4%)     (1,814)    (8%)        -      -
Limitation on
 recognition of tax
 benefit                    -      -           -       -         1,572    19%
Other                     1,435     3%         618      3%         -      -
                        -------   ----     -------    ----     -------   ----
Actual tax expense      $16,435    37%     $ 7,241     31%     $ 4,514    53%
                        -------   ----     -------    ----     -------   ----
                        -------   ----     -------    ----     -------   ----

     The components of the Company's tax assets and (liabilities) as of August
31, 1998 and 1997, are shown below (in thousands):



Domestic:                                                  1998       1997
                                                         --------   ---------
  Deferred tax assets:
  Net operating loss carryforwards                       $ 49,208   $ 55,586
  Reserves established against realization
   of certain assets                                        1,163      1,229
  Accruals not deducted for tax purposes                    5,408      3,297
  Property, plant and equipment                               569      1,597
                                                         --------   --------
                                                           56,348     61,709
 Deferred tax liabilities:
  Property, plant and equipment                           (65,279)   (17,623)
                                                         --------   --------
 Net deferred tax asset (liability)                        (8,931)    44,086
 Valuation allowance                                      (38,469)   (44,086)
                                                         --------   --------

 Deferred income tax liability                           $(47,400)  $    -
                                                         --------   --------
                                                         --------   --------

     At August 31, 1998, the Company had $136,690,000 net operating loss carryforwards for tax purposes which expire over an eleven year period as follows: 2000, $5,131,000; 2001, $58,830,000; 2002, $32,947,000; thereafter,
$39,782,000. The Company has recorded a valuation allowance of $38,469,000 with respect to its deferred tax asset. However, the amount of the asset considered realizable could be different in the near term if estimates of future taxable income change.

Note 5 - Common Stock and Stockholders' Equity

Stock Plans

     The Company's employee, non-employee director and consultant stock plans are summarized as follows:

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

     At August 31, 1998, 10,000 and 804,500 shares are available for granting under the 1994 Non-Employee Director Stock Option Plan, and the 1997 Stock Plan, respectively. All shares have been granted under the 1994 Executive Stock Option Plan.

        Information regarding the Company's stock option plans is summarized below:

                                          1994                     1997
                                        Director                   Stock
                                          Plan                     Plan
                                   -------------------    -----------------------
                                              Weighted                  Weighted
                                               Average                   Average
                                              Exercise                  Exercise
                                    Shares      Price        Shares      Price
                                   -------------------    -----------------------
Shares under option:
 Outstanding at Sept. 1, 1995       15,000   $   4.563          -       $     -
 Granted                            15,000       6.125          -             -
 Exercised                             -           -            -             -
 Cancelled                             -           -            -             -
                                   -------   ---------    ---------     ---------
 Outstanding at Aug. 31, 1996       30,000       5.344          -             -
 Granted                           140,000       8.938    1,800,000         8.875
 Exercised                             -           -            -             -
 Cancelled                             -           -            -             -
                                   -------   ---------    ---------     ---------
 Outstanding at Aug. 31, 1997      170,000       8.303    1,800,000         8.875
 Granted                            20,000      12.094    1,410,500        11.798
 Exercised                             -           -            -             -
 Cancelled                             -           -        (15,000)       12.188
                                   -------   ---------    ---------     ---------
 Outstanding at Aug. 31, 1998      190,000   $   8.702    3,195,500     $  10.149
                                   -------   ---------    ---------     ---------


                                                1994 Option Plan
                                ----------------------------------------------
                                       Incentive              Non-Qualified
                                        Options                  Options
                                -----------------------  ---------------------
                                              Weighted                Weighted
                                               Average                 Average
                                              Exercise                Exercise
                                    Shares      Price       Shares     Price
                                 ----------------------  ---------------------
Shares under option:
 Outstanding at Sept. 1, 1995      733,000   $   4.500      140,000  $  2.250
 Granted                               -           -            -         -
 Exercised                         (57,000)      4.500      (29,652)    2.250
 Cancelled                             -           -           -         -
                                 ---------   ---------   ----------  ---------
 Outstanding at Aug. 31, 1996      676,000       4.500      110,348     2.250
 Granted                         1,520,000       8.875          -         -
 Exercised                         (62,000)      4.500      (30,348)    2.250
 Cancelled                             -           -            -        -
                                 ---------   ---------   ----------  ---------
 Outstanding at Aug. 31, 1997    2,134,000       7.616       80,000     2.250
 Granted                               -           -            -         -
 Exercised                             -           -         (2,000)    2.250
 Cancelled                             -           -            -         -
                                 ---------   ---------   ----------  ---------
 Outstanding at Aug. 31, 1998    2,134,000   $   7.616       78,000  $  2.250
                                 ---------   ---------   ----------  ---------


                                                       Outstanding Options
                                                     --------------------------
                                                        Weighted      Weighted
                                                         Average       Average
                                          Number of     Remaining      Exercise
       Plan           Exercise Prices       Shares   Contractual Life   Price
------------------   -----------------   ----------  ---------------- ---------
1994 Director Plan   $ 4.563 - $ 6.125       30,000     6.8  years     $ 5.344
                     $ 8.875 - $12.094      160,000     8.7  years     $ 9.332

1994 Option Plan     $ 4.500                614,000     6.3  years     $ 4.500
   Incentive Option  $ 8.875              1,520,000     8.7  years     $ 8.875

1994 Option Plan
   Nonqualified      $ 2.250                 78,000    11.3  years     $ 2.250

1997 Stock Plan      $ 8.875 - $12.188    3,195,500     9.0  years     $10.149



                                            Exercisable Options
                                         --------------------------
                                                        Weighted
                                          Number of      Average
       Plan           Exercise Prices       Shares   Exercise Price
------------------   -----------------   ----------  --------------
1994 Director Plan   $ 4.563 - $ 6.125       30,000     $  5.344
                     $ 8.875 - $12.094       88,000     $  9.706

1994 Option Plan     $ 4.500                614,000     $  4.500
   Incentive Option  $ 8.875              1,010,000     $  8.875

1994 Option Plan
   Nonqualified      $ 2.250                 78,000     $  2.250

1997 Stock Plan      $ 8.875 - $12.188      599,100     $ 10.235



Note 5 - Common Stock and Stockholders' Equity

     The Company has three additional stock plans which provide for the issuance of stock for no cash consideration to officers and key non-officer employees. Under two of the plans, each employee receiving a grant of shares may dispose of 15 percent of his/her grant on each annual anniversary date from the date of grant for the first four years and the remaining 40 percent on the fifth year anniversary. These plans have a total of 11,375 shares reserved and available for granting. Shares granted under the third plan are fully vested no earlier than 24 months from the effective date of the grant and not later than 36 months. The plan has a total of 1,562,195 shares reserved and available for granting. No shares were granted under these plans in fiscal 1998 and 1997 while 18,000 shares were granted in fiscal 1996.

     The fair market value of the common stock at date of grant which exceeds the option price of shares granted under any of the plans is recorded as deferred compensation and amortized to expense over the period during which the restrictions lapse. Deferred compensation is shown as a deduction from stockholders' equity. All such costs have been fully amortized as of August 31, 1998.

     During fiscal 1998, 1997 and 1996, the Company purchased 36,562, 42,875 and 59,347 shares, respectively, from certain of its employees who had received stock grants under the Company's stock plans. Total shares purchased from employees and treated as treasury stock are 402,607, 445,482 and 482,044 for the three years ended August 31, 1998. The Company acquired the shares at then current market prices (weighted average price was $8.28 per share in fiscal 1998, $10.08 per share in fiscal 1997 and $6.44 per share in fiscal
1996). The proceeds were used to pay the employees' tax withholding obligations arising from the vesting of shares under the Plans.

     The Company has elected the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plans when the option price is equal to or greater than the fair market value of a share of the Company's common stock on the date of grant. Pro forma net income and earnings per share are reflected below as if compensation cost had been determined based on the fair value of the options at their applicable grant date, according to the provisions of SFAS No. 123.

                                       1998           1997
                                       ----           ----
     Net Income (In thousands):
         As reported                 $28,092        $16,315
         Pro forma                   $21,922        $14,054

     Earnings per share, diluted:
         As reported                    $.36          $.23
         Pro forma                      $.28          $.20


The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions.

     Expected dividend yield           0.0%
     Expected stock volatility        39.1% in fiscal year 1996 and 1997
                                      44.0% in fiscal year 1998
     Risk-free interest rate     5.4 - 6.7%
     Expected life of options   5 - 7 years


The fair value of options granted during fiscal years 1998, 1997 and 1996 under the Director Plan was $115,000, $605,000 and $39,000, respectively. Options granted in fiscal 1997 had fair values of $6,321,000 and $8,100,200 under the 1994 Executive Stock Option Plan and the 1997 Stock Plan, respectively. Options granted in fiscal 1998 under the 1997 Stock Plan had fair values of $8,585,100.

Stock Reserved For Issuance

     The following is a summary of common stock reserved for issuance at fiscal year end:

                                              1998           1997
                                           ----------     ----------
     Stock Plans                            7,985,570      7,987,570
     Stock Bonus Plan                       1,421,182      1,540,991
     Convertible Notes                     11,371,020     11,371,020
                                           ----------     ----------

     Total shares reserved for issuance    20,777,772     20,899,581
                                           ----------     ----------
                                           ----------     ----------

Stockholder Rights Plan

     The Company adopted a stockholder rights plan on June 25, 1998 to assure that the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive takeover tactics to gain control of the Company without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, the Company's Board of Directors declared a dividend of one right to purchase one one-thousandth of a share of a new series of junior participating preferred stock for each outstanding share of common stock.

     The rights may only be exercised ten days following a public announcement that a third party has acquired 15% or more of the outstanding common shares of the Company or ten days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a third party of 15% or more of the common shares. The 15% excludes one institutional stockholder that currently owns in excess of 15% of the outstanding common shares of the Company solely as an investment, unless such shareholder acquires in excess of 20% or otherwise gives notice of its intent to hold said shares to effect a change of control. When exercisable, each right will entitle the holder to purchase one one-thousandth share of the new series of junior participating preferred stock at an exercise price of $30, subject to adjustment. If a person or group acquires 15% or more of the outstanding common shares of the Company, each right, in the absence of timely redemption of the rights by the Company, will entitle the holder, other than the acquiring party, to purchase for $30, common shares of the Company having a market value of twice that amount.

     The rights, which do not have voting privileges, expire June 30, 2008, and at the Company's option, may be redeemed by the Company in whole, but not in part, prior to expiration for $.01 per right. Until the rights become exercisable, they have no dilutive effect on earnings per share.

Note 6 - Reconciliation of Income and Number of Shares Used to Calculate Basic and Diluted
            Earnings Per Share (EPS)

                             For the Twelve Months Ended August 31, 1998
                             -------------------------------------------
                                 Income           Shares       Per-Share
                               (Numerator)     (Denominator)    Amount
                               -----------     -------------   ---------
Basic EPS:
Income available to
  common stockholders           $28,092,000      76,658,100      $ .37

Effect of Dilutive Securities:
Stock options and grants                          1,131,290

Diluted EPS:
Income available to common
  stockholders + assumed
  conversions                   $28,092,000      77,789,390      $ .36
                                -----------     -----------      -----
                                -----------     -----------      -----

                             For the Twelve Months Ended August 31, 1997
                             -------------------------------------------
                                 Income           Shares       Per-Share
                               (Numerator)     (Denominator)    Amount
                               -----------     -------------   ---------
Basic EPS:
Income available to
  common stockholders           $16,315,000      70,909,539      $ .23

Effect of Dilutive Securities:
Stock options and grants                            851,004

Diluted EPS:
Income available to common
  stockholders + assumed
  conversions                   $16,315,000      71,760,543      $ .23
                                -----------     -----------      -----
                                -----------     -----------      -----

                             For the Twelve Months Ended August 31, 1996
                             -------------------------------------------

                                 Income           Shares       Per-Share
                               (Numerator)     (Denominator)    Amount
                               -----------     -------------   ---------
Basic EPS:
Income available to
  common stockholders           $ 4,053,000      56,634,340      $ .07

Effect of Dilutive Securities:
Stock options and grants                            627,151

Diluted EPS:
Income available to common
  stockholders + assumed
  conversions                   $ 4,053,000      57,261,491      $ .07
                                -----------     -----------      -----
                                -----------     -----------      -----

The Company has outstanding $175,000,000 of Convertible Subordinated Notes which are convertible into 11,371,020 shares of common stock at $15.39 per share. The notes have been outstanding since their issuance in July 1997 but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. In addition, options to purchase 995,500, 400,000 and 20,000 shares of common stock at $12.1875, $10.8125 and $12.0938, respectively, which were outstanding during part of the period were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the period.


Note 7 - Employee Benefit Plans

     The Parker Drilling Company Stock Bonus Plan ("Plan") was adopted effective September 1980 for employees of Parker Drilling and its subsidiaries who are U.S. citizens and who have completed one year of service with the Company. It was amended in 1983 to qualify as a 401(k) plan under the Internal Revenue Code which permits a specified percentage of an employee's salary to be voluntarily contributed on a before-tax basis and to provide for a Company matching feature. Participants may contribute from one percent to 15 percent of eligible earnings and direct contributions to one or more of seven investment funds. The Company presently makes dollar-for-dollar matching contributions up to three percent of a participant's compensation. The Company's matching contribution is made in Parker Drilling common stock. The Plan was amended and restated on April 1, 1996 for the purpose of adding loans and daily record keeping. The Plan was further amended effective September 1, 1996 to provide for immediate vesting of participants in the full amount of the Company's past and future contributions. Each Plan year, additional Company contributions can be made, at the discretion of the Board of Directors, in amounts not exceeding the permissible deductions under the Internal Revenue Code. The Company issued 119,809 shares to the Plan in 1998, 100,777 shares to the Plan in 1997 and 104,700 shares in 1996, with the Company recognizing expense of $1,167,000, $930,000 and $639,000 in each of the three years, respectively.


Note 8 - Business Segments

     The Company has elected early application of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has organized its segments according to services provided. This is the basis management uses for making operating decisions and assessing performance. The primary services the Company provides are as follows: land drilling, offshore drilling and rental tools.

     Information regarding the Company's operations by industry segment and geographic area is as follows:

                                          1998          1997         1996
                                      -----------    ---------    ---------
                                             (Dollars in Thousands)

Operations by Industry Segment
------------------------------
Revenues:
 Land drilling                         $  266,242     $183,381     $145,160
 Offshore drilling                        180,323      100,217          -
 Rental tools                              32,723       25,457          -
 Other                                      1,935        2,589       11,492
                                       ----------     --------     --------
Total revenues                         $  481,223     $311,644     $156,652
                                       ----------     --------     --------
                                       ----------     --------     --------
Operating income (loss):
 Land drilling                         $   35,998     $ 17,325     $  2,069
 Offshore drilling                         36,669       20,514          -
 Rental tools                              11,551       12,229          -
 Other                                       (558)      (2,344)        (672)
                                       ----------     --------     --------

Total operating income (loss)              83,660       47,724        1,397
Interest expense                          (49,389)     (32,851)        (135)
Other income (expense) - net               10,256        8,683        7,305
                                       ----------     --------     --------
Income before income taxes             $   44,527     $ 23,556     $  8,567
                                       ----------     --------     --------
                                       ----------     --------     --------
Identifiable assets:
 Land drilling                         $  288,795     $245,216     $175,258
 Offshore drilling                        568,166      300,852          -
 Rental tools                              44,040       36,600          -
 Other                                     15,984       17,664        5,093
                                       ----------     --------     --------

Total identifiable assets                 916,985      600,332      180,351

Corporate assets                          283,559      383,804       95,608
                                       ----------     --------     --------
Total assets                           $1,200,544     $984,136     $275,959
                                       ----------     --------     --------
                                       ----------     --------     --------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8 - Business Segments (continued)


                                          1998          1997         1996
                                      -----------    ---------    ---------
                                             (Dollars in Thousands)

Operations by Industry Segment
------------------------------
Capital expenditures:
 Land drilling                         $   49,581     $ 37,907     $ 29,946
 Offshore drilling                        131,070       35,577          -
 Rental tools                              14,133       11,538          -
 Other                                      1,294        2,404          890
                                       ----------     --------     --------
Total capital expenditures             $  196,078     $ 87,426     $ 30,836
                                       ----------     --------     --------
                                       ----------     --------     --------
Depreciation and amortization:
 Land drilling                         $   26,945     $ 22,217     $ 20,208
 Offshore drilling                         33,059       17,672          -
 Rental tools                               6,943        4,311          -
 Other                                      1,627        2,056        2,853
                                       ----------     --------     --------
Total depreciation
 and amortization                      $   68,574     $ 46,256     $ 23,061
                                       ----------     --------     --------
                                       ----------     --------     --------


                                          1998           1997          1996
                                       -----------     --------      --------
                                               (Dollars in Thousands)

Operations by Geographic Area
-----------------------------

Revenues:
 United States                         $  231,744      $145,294      $ 41,743
 South America                            121,048        73,545        59,041
 Asia Pacific                              65,867        57,688        47,857
 Africa                                    42,778        28,201           463
 Former Soviet Union                       19,786         6,916         7,548
                                       ----------      --------      --------
Total revenues                         $  481,223      $311,644      $156,652
                                       ----------      --------      --------
                                       ----------      --------      --------

Operating income (loss):
 United States                         $   39,715      $ 22,622      $ (8,988)
 South America                              9,701         1,838         4,802
 Asia Pacific                              18,005        15,728         7,943
 Africa                                    12,381         6,582           (27)
 Former Soviet Union                        3,858           954        (2,333)
                                       ----------      --------      --------
Total operating income                 $   83,660      $ 47,724      $  1,397
                                       ----------      --------      --------
                                       ----------      --------      --------
Identifiable assets:
 United States                         $  790,510      $680,020      $135,923
 South America                            145,256       119,617        82,292
 Asia Pacific                              83,854        82,930        46,683
 Africa                                    82,041        89,682         2,530
 Former Soviet Union                       98,883        11,887         8,531
                                       ----------      --------      --------
Total identifiable assets              $1,200,544      $984,136      $275,959
                                       ----------      --------      --------
                                       ----------      --------      --------

     One customer, Chevron, accounted for approximately 15 and 13 percent of total revenues in 1998 and 1997. Chevron and British Petroleum, respectively, accounted for approximately 19 percent and 18 percent of total revenue in 1996. Operating income (loss) is total revenue less operating expenses including depreciation and amortization and an allocation of general corporate expenses.

Note 9 - Assets Held for Disposition

     In fiscal 1996 the Company reclassified to assets held for disposition six rigs and related equipment located in southern Argentina which had a net book value of $5.6 million at August 31, 1998. Although the Company believes it will recover the carrying value of the assets, it is reasonably possible that a lesser amount will be recovered.


Note 10 - Commitments and Contingencies

     At August 31, 1998, the Company had a $75 million revolving credit facility available for general corporate purposes and to support letters of credit. At August 31, 1998, $20 million was outstanding under the revolving credit facility and $13.6 million in letters of credit had been issued.

     Certain officers of the Company entered into Severance Compensation and Consulting Agreements with the Company in 1988 and 1992. In October 1996, the officers executed revised Severance Compensation and Consulting Agreements (the "Agreements"). The Agreements provide for an initial six year term and the payment of certain benefits upon a change of control (as defined in the Agreements). A change of control includes certain mergers or reorganizations, changes in the board of directors, sale or liquidation of the Company or acquisition of more than 15% of the outstanding common stock of the Company by a third party. After a change of control occurs, if an officer is terminated within four years without good cause or resigns within two years for good reason (as each are defined in the Agreements) the officer shall receive a payment of three times his annual cash compensation, plus additional compensation for a one year consulting agreement at the officer's annual cash compensation, plus extended life, health and other miscellaneous benefits for four years.

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

     The Company is a party to various lawsuits and claims arising out of the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations, or the financial position or the net cash flows of the Company.

Note 11 - Related Party Transactions

     During fiscal 1998, the Company surrendered for its cash surrender value of $2.0 million, an insurance policy it owned on the life of Mr. R. L. Parker, chairman and a principal stockholder. The Company was the beneficiary of this policy which was issued pursuant to a Stock Purchase Agreement ("Agreement") approved by vote of the stockholders at the 1975 Annual Meeting on December 10, 1975. This Agreement was entered into between the Company and the Robert
L. Parker Trust and provided that upon the death of Robert L. Parker, the Company would be required, at the option of the Trust, to purchase from the Trust at a discounted price the amount of Parker Drilling common stock which could be purchased with the proceeds of the policy of $7,000,000. On August 3, 1994, the Company and the Trust modified this Agreement so that the Company would have the option but not the obligation to purchase the stock at a discounted price with the proceeds or to retain the entire proceeds upon the death of Robert L. Parker, thereby enabling the Company to surrender the policy for its cash surrender value.

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


Note 12 - Supplementary Information

     At August 31, 1998, accrued liabilities included $13.8 million of accrued interest expense, $3.3 million of workers' compensation liabilities and $10.4 million of accrued payroll and payroll taxes. At August 31, 1997, accrued liabilities included $10.2 million of accrued interest expense, $1.7 million of workers' compensation liabilities and $5.6 million of accrued payroll and payroll taxes. Other long-term obligations included $6.2 million and $5.6 million of workers' compensation liabilities as of August 31, 1998 and 1997, respectively.

Note 13 - Selected Quarterly Financial Data (Unaudited)

                                              Quarter
                         ----------------------------------------------------
                            First    Second     Third    Fourth        Total
                         ---------  --------  --------  --------    ---------
                          (Dollars in Thousands Except Per Share Amounts)
FISCAL 1998
-----------
Revenues                 $109,880   $125,217   $122,852   $123,274   $481,223

Gross profit <1>         $ 28,715   $ 28,508   $ 27,634   $ 16,076   $100,933

Operating income         $ 24,600   $ 24,078   $ 22,920   $ 12,062   $ 83,660

Net income (loss)        $ 10,682   $ 12,226   $  6,250   $ (1,066)  $ 28,092

Earnings per share:
  Basic                  $    .14   $    .16   $    .08   $   (.01)  $    .37
  Diluted                $    .14   $    .16   $    .08   $   (.01)  $    .36 <2>


                                             Quarter
                          -------------------------------------------------
                            First    Second     Third    Fourth     Total
                          --------  --------  --------  --------  ---------
                          (Dollars in Thousands Except Per Share Amounts)
FISCAL 1997
-----------
Revenues                 $45,198   $79,042   $91,953   $95,451   $311,644

Gross profit <1>         $ 6,594   $13,037   $21,699   $20,808   $ 62,138

Operating income         $ 3,196   $ 9,634   $18,338   $16,556   $ 47,724

Net income               $ 1,479   $ 1,336   $ 5,897   $ 7,603   $ 16,315

Earnings per share:
  Basic                  $   .02   $   .02   $   .08   $   .10   $    .23 <2>
  Diluted                $   .02   $   .02   $   .08   $   .10   $    .23 <2>


<1>    Gross profit is calculated by excluding General and administrative expense from Operating income, as reported in the Consolidated Statement of Operations.


<2>    As a result of shares issued during the year, earnings per share for the year's four quarters, which are based on average shares outstanding during each quarter, do not equal the annual earnings per share, which is based on the average shares outstanding during the year.



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

                                                       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as it relates to executive officers is shown in Item 4A "Executive Officers." The Company's directors consist of the following individuals:


ROBERT L. PARKER
Age 75
Director Since 1969

Mr. Parker, chairman of the board, served as president of the Company from 1954 until October 1977 when he was elected chief executive officer. Since December 1969 he has retained the position of chairman. He also serves on the board of directors of Clayton Williams Energy, Inc., a company engaged in exploration and production of oil and natural gas; BOK Financial Corporation, a bank holding company organized under the laws of the State of Oklahoma; and Norwest Bank Texas, Kerrville, N.A., a diversified financial services organization. He is the father of Robert L. Parker Jr.


ROBERT L. PARKER JR.
Age 50
Director Since 1973

Mr. Parker Jr., president and chief executive officer, joined the Company in 1973 and was elected president and chief operating officer in 1977 and chief executive officer in December 1991. He previously was elected a vice president in 1973 and executive vice president in 1976. He currently serves on the board of directors of Alaska Air Group, Inc., the holding company for Alaska Airlines and Horizon Air Industries. He is the son of Robert L Parker.

DAVID L. FIST
Age 67
Director Since 1986

Mr. Fist is a member of the law firm of Rosenstein, Fist & Ringold, Tulsa, Oklahoma, having been associated with the firm since 1955. He serves as a director of Peoples State Bank and Alliance Business Investment Company, a federally licensed small business investment company.

JAMES W. LINN
Age 52
Director Since 1991

Mr. Linn is executive vice president and chief operating officer of the Company and has general charge of the Company's business affairs and its officers. He joined the Company in 1973 in the Company's international department. He then served in the Company's domestic operations, being named Northern U.S. district manager in 1976. He was named a senior vice president in September 1981 and was elected to his present position in December 1991. He is also a director of Sarkeys Energy Center, University of Oklahoma.

R. RUDOLPH REINFRANK
Age 43
Director Since 1993

Since January 1, 1997, Mr. Reinfrank has been Managing General Partner of Radar Reinfrank & Co., LLC Beverly Hills, California. From May 1993 through December 1996, Mr. Reinfrank was a managing director of the Davis Companies. From January 1, 1988 through June 30, 1993, Mr. Reinfrank was executive vice president of Shamrock Holdings, Inc.

EARNEST F. GLOYNA
Age 77
Director Since 1978

Dr. Gloyna is presently a chaired professor in Environmental Engineering at The University of Texas at Austin. He served as dean, College of Engineering, from April 1970 to August 1987. He is also a consultant in environmental engineering through Earnest F. Gloyna Enterprises, and is president of Gloyna Properties, Inc. Dr. Gloyna serves as a member of the board of trustees of Southwest Research Institute, a nonprofit research institute, and on the Science and Technology Advisory Board of International Isotopes, Inc.

BERNARD DUROC-DANNER
Age 45
Director Since 1996

Mr. Duroc-Danner is chairman, president and chief executive officer of Weatherford International, Inc., having held said position since May 1998. For the previous five years, he held the positions of president, chief executive officer and director of Energy Ventures, Inc. ("EVI"), which acquired Weatherford Enterra, Inc. in 1998 and subsequently changed its name to Weatherford International, Inc. Weatherford is an international manufacturer and supplier of oilfield equipment.


JAMES E. BARNES
Age 64
Director Since 1998

Mr. Barnes previously served as chairman, president and chief executive officer of MAPCO Inc., a diverse Fortune 500 energy company, which merged earlier this year with The Williams Companies. Mr. Barnes also serves on the boards of Kansas City Southern Industries, Inc., BOK Financial Corp., and SBC Communications Inc.

Item 11.  EXECUTIVE COMPENSATION


MEETINGS, COMMITTEES AND COMPENSATION OF THE BOARD

The full board of directors met seven times during fiscal year 1998 and one time during the period September 1, 1998 through November 30, 1998. The committees of the board consist of an audit committee and a compensation committee. The board does not have a nominating committee. All directors attended each meeting of the board and committees on which they served, except for Mr. Duroc-Danner who was unable to attend the October 1998 board meeting.

The audit committee was comprised of Dr. Gloyna and Mr. Fist. The audit committee met one time in fiscal 1998 and one time in October 1998 for the purpose of reviewing and discussing with the independent auditors the scope and results of their audit, meeting with the internal audit manager to discuss future audit policy, reviewing the internal and external audit policies, and inquiring into financial, legal and other relevant matters.

The compensation committee was comprised of Messrs. Fist and Reinfrank. The compensation committee convened two times in fiscal 1998 and one time in November 1998 for the purpose of reviewing executive and overall employee compensation and management recommendations for employee participation in the Company's equity compensation plans and discussing future compensation policies.

The Company compensated all directors at a rate of $2,000 for board meetings during fiscal year 1998 and awarded each of the directors $500 as a holiday bonus. In addition, committee members received $1,000 for each meeting. Directors who are not full-time employees of the Company receive an annual retainer of $7,000 per year. Compensation for employee directors is included in the salary column of the Summary Compensation Table herein. On January 2, 1998, each non-employee director was issued an option to purchase 5,000 shares of common stock at a purchase price equal to the fair market value per share of the common stock on such date.


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The compensation committee of the board of directors is comprised of two outside directors, Mr. David Fist and Mr. R. Rudolph Reinfrank. The Committee formally convened three times during the period September 1, 1997 through November 30, 1998 in addition to contacts by telephone and correspondence to discuss and share information necessary to establish, review and recommend the compensation policies and programs for officers and key employees.

COMPENSATION GUIDELINES

The committee has established guidelines to attract, motivate and retain a talented executive team with the necessary skills and expertise to lead an international drilling service company, whose performance is essential to meet the business goals of efficient management and to maximize the value of the stockholders' investments. The guidelines are:

(1) Provide competitive cash compensation commensurate with individual contributions, level of responsibility and results in adapting to current market conditions and improving stockholder value;

(2) Reward executive officers and key employees for exceptional performance with regard to the business performance of the Company; and

(3) Utilize incentive stock options to motivate executive officers and other key employees toward effective management of the Company's operations that produces long-term profitability.

One of the principal factors used by the committee in making recommendations on compensation is an analysis of how the Company compensates its executive officers and key employees in comparison with its peers. Due to the acquisitions over the last two years, the companies which are most similar to the Company's drilling operations in terms of equipment, areas, types of operations and customer base now consist of: Nabors Industries, Rowan Companies, Noble Drilling Corp., Helmerich & Payne, Pool Energy Services, Pride International and R&B Falcon. The committee compared the peer companies on the basis of "fixed annual pay", variable pay such as bonuses and stock options and total direct compensation of the top five executive officers individually and as a group. The committee also compared the Company's financial performance and cumulative stockholder returns to those of the peer companies, as well as to the indices on the Company's performance graph.

Although base salary compensation is not directly tied to specific formulas and some subjectivity is involved, the Company takes into consideration performance based on the level of responsibility. Each executive officer's and key employee's performance is reviewed by his or her immediate supervisor based on initiative, business judgment, technical expertise and management skills. More specifically, the ability to execute the Company's plans and react to unanticipated change in events is considered. In addition, the committee considered the recent downturn in business and projected level of activity and cash needs for the coming year. Based on the foregoing, the committee agreed with management's recommendation to freeze salaries of the executive officers and key employees for the coming fiscal year.

The second aspect of compensation considered by the committee is short term incentive compensation in the form of bonuses. This year the Company adopted an incentive bonus plan that rewards the performance of management and certain operations personnel based on actual financial and operating performance as compared to budget. The bonus calculation is weighted based on several performance measures, including cash flow, net income, return on capital employed and reductions in working capital. Because certain factors which affect the performance of the Company, such as the price of oil, level of exploration and development activity and worldwide economic conditions, are beyond the control of management and operations' personnel, there is also a subjective element involved in the process of determining bonuses recommended by management. Due to the decline in exploration and drilling activity during the second half of the fiscal year, the incentive compensation performance measures generally under performed budget. Consequently, management recommended and the committee agreed that incentive bonuses be paid, but at a level generally lower than the historical base levels.

With regard to equity incentives, the Committee concurred with management regarding the following options granted during fiscal 1998: (1) 50,000 stock options to the new controller, W. Kirk Brassfield, as part of his compensation package; (2) 200,000 and 150,000 stock options to Messrs. Seward and Hord, the president and vice president, respectively, of Hercules Offshore Corporation, in connection with the retention of said management when Hercules was acquired by the Company on December 30, 1997; and (3) the issuance of 1,010,500 stock options to 83 middle management and other key employees consistent with the incentive compensation policy of the Company.

In evaluating the need for additional equity incentives to the executive officers and the key employees, the Committee considered the current incentive equity compensation of said personnel. After completing this evaluation process, the Committee decided to defer any recommendations at the present time.

Chief Executive Officer

Robert L. Parker Jr. serves as the chief executive officer of the Company.
The committee reviewed Mr. Parker's base salary, bonuses and participation in stock option plans for fiscal years 1996, 1997 and 1998 and compared those remuneration figures with the total annual cash compensation figures for the chief executive officers of the peer companies. In addition, the committee reviewed the financial performance and cumulative total return to stockholders of the peer companies and compared those results to the financial performance and cumulative total return to stockholders of the Company. Based on this analysis, the committee concluded that Mr. Parker's overall compensation package was comparable to the chief executive officers of the peer companies whose performance and business was most similar to that of the Company. Additionally, the Committee discussed Mr. Parker's personal performance over the past 12 months including the assimilation of Hercules Offshore Corporation into the Company, business developments and strategic planning, as well as his continued excellent reputation and contacts in the drilling industry. Based on its evaluation of these factors, the committee determined that Mr. Parker's existing incentive equity participation was adequate.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(m)

Section 162(m) of the Internal Revenue Code imposes, for 1995 and future years, a limitation on the deductibility of certain executive officer compensation in excess of $1,000,000, subject to certain performance-related exceptions. The compensation committee has not yet adopted a formal policy with respect to qualifying compensation paid to its executive officers for an exemption from the limitation on deductibility imposed by Section 162(m) of the Internal Revenue Code. The committee anticipates that all compensation paid to its executive officers during 1998 will qualify for deductibility because no executive's compensation is expected to exceed the dollar limitations of such provision.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. David L. Fist, a director of the Company and chairman of the compensation committee, is a lawyer with Rosenstein, Fist & Ringold, Tulsa, Oklahoma, a professional legal services corporation, which provides legal services for the Company. The fees paid by the Company to this firm constituted less than five percent of the firm's gross revenues during the latest fiscal year.

The following table sets forth information concerning compensation for services rendered in all capacities to the Company by the chief executive officer and the three next most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for each of the three fiscal years ended August 31, 1998, 1997 and 1996.

                            Summary Compensation Table


                                 Annual Compensation

                                                               Other Annual
        Name and                        Salary      Bonus      Compensation
    Principal Position        Year     ($)<1>        ($)          ($)<2>
---------------------------  -----    ---------   ---------    ------------
Robert L. Parker, Jr.         1998    $ 498,910   $ 150,000     $     -
President and Chief
 Executive Officer            1997    $ 511,500   $ 100,000           -

                              1996    $ 476,583   $  80,000           -

Robert L. Parker              1998    $ 465,705   $  50,000     $  67,336
Chairman
                              1997    $ 461,500         -       $  96,975

                              1996    $ 447,417         -       $  81,660


James W. Linn                 1998    $ 313,538   $  85,000           -
Executive Vice President
and Chief Operating Officer   1997    $ 315,167   $  75,000           -

                              1996    $ 269,417   $  50,000           -


James J. Davis                1998    $ 206,192   $  75,000           -
Senior Vice President -
Finance and Chief Financial   1997    $ 200,667   $  65,000           -
Officer
                              1996    $ 189,833   $  40,000           -



                                                Summary Compensation Table


                                                         Long-Term
                                                    Compensation Awards

                                       Restricted    Securities
                                         Stock       Underlying    All Other
        Name and                         Award        Options/    Compensation
    Principal Position        Year      (s)($)        SARs(#)        ($)
---------------------------   ----     ----------    ----------  --------------
Robert L. Parker, Jr.         1998          -             -      $  10,552<3><7>
President and Chief
Executive Officer             1997          -         600,000    $  10,396

                              1996          -             -      $  12,283

Robert L. Parker              1998          -             -      $  344,750<4><7>
Chairman
                              1997          -         400,000    $  361,710

                              1996          -             -      $  382,249


James W. Linn                 1998          -             -      $    8,765<5><7>
Executive Vice President
and Chief Operating Officer   1997          -         300,000    $    8,607

                              1996          -             -      $    9,974


James J. Davis                1998          -             -      $    8,324<6><7>
Senior Vice President -
Finance and Chief Financial   1997          -         300,000    $    8,167
Officer
                              1996          -             -      $    9,544



[FN]
<F1>     For each of the employee directors, includes director's fees of
$14,500, $24,500 and $12,500 for fiscal years 1998, 1997 and 1996, respectively.

<F2>     No compensation was received by the Named Executive Officers which requires disclosure in this column except for Mr. Parker whose Other
Annual Compensation in 1998 includes $24,270 for tax preparation and $43,066 for salaries to employees who work jointly for the Company and the Robert L. Parker Trust.

<F3>     Mr. Parker Jr.'s All Other Compensation for 1998 is comprised of
Company matching contributions to its 401(k) plan of $4,800, $355 representing the full dollar value of the term portion of a Company paid premium for a split dollar life insurance policy and $4,792 representing the present value of the benefit of the non-term portion of that premium.

<F4>     Mr. Parker's All Other Compensation for 1998 is comprised of
Company matching contributions to its 401(k) plan of $4,800, $45,324 representing the full dollar value of the term portion of a Company-paid premium for a split dollar life insurance policy and $294,626 representing the present value of the non-term portion of that premium. See caption "Certain Relationships and Related Transactions" on page 80.


<F5>     Mr. Linn's All Other Compensation for 1998 is comprised of Company matching contributions to its 401(k) plan of $4,800, $266 representing the full dollar value of the term portion of a Company paid premium for a split dollar life insurance policy and $3,284 representing the present value of the benefit of the non-term portion of that premium.

<F6>     Mr. Davis' All Other Compensation for 1998 is comprised of Company matching contributions to its 401(k) plan of $4,800, $215 representing the full dollar value of the term portion of a Company paid premium for a split dollar life insurance policy and $2,858 representing the present value of the benefit of the non-term portion of that premium.

<F7>     The present value of the benefit of the non-term portion of the split dollar life insurance policies was determined by calculating the present value of interest at risk on future premiums to be paid by the Company, assuming an interest crediting rate of 8%. The present value of the benefit of the non-term portion of a separate split dollar life insurance policy for Robert L. Parker was determined by multiplying the following factors: the non-term portion of the premium, an assumed interest crediting rate of 8 percent, 10 years (which is the number of years at which point the cash surrender value exceeds the total of premiums paid by the Company) and 8 percent (net present value).

OPTION/SAR GRANTS IN 1998

     There were no grants of stock options or SAR's to the named executive officers during fiscal 1998.

AGGREGATE OPTION/SAR EXERCISES IN FISCAL YEAR 1998 AND FISCAL YEAR-END 1998 OPTION/SAR VALUES

     The following table provides information on the Named Executive Officers' unexercised options at August 31, 1998. None of the Named Executive Officers exercised any options during 1998 and no stock appreciation rights have been granted since the inception of the 1994 Executive Stock Option Plan, nor are any allowable under the 1997 Stock Plan.


                        Number of Securities             Value of Unexercised
                      Underlying Unexercised          In-the-Money Options/SARs
                 Options/SAR's at August 31, 1998(#)  at August 31, 1998 ($)<1>


     Name           Exercisable  Unexercisable       Exercisable   Unexercisable

Robert L. Parker Jr.  406,000      360,000<2>             0               0

Robert L. Parker      160,000      240,000<3>             0               0

James W. Linn         244,000      180,000<4>             0               0

James J. Davis        187,000      180,000<4>             0               0

<F1>     The value per option is calculated by subtracting the exercise price of each option ($4.50 for previous awards under the 1994 Plan and $8.875 for all awards in 1997 under the 1994 and the 1997 Plans) from the price of the Company's Common Stock on the New York Stock Exchange. Because the closing price of the Company's Common Stock on the NYSE on August 31, 1998 ($4.00) was lower than the exercise price of each option, none of the options were "In-the-Money".

<F2>     120,000 vest annually in 1999, 2000 and 2001.

<F3>     80,000 vest annually in 1999, 2000 and 2001.

<F4>     60,000 vest annually in 1999, 2000 and 2001.


STOCK PERFORMANCE GRAPH

         The following performance graph compares cumulative total stockholder returns on the Company's Common Stock compared to the Standard and Poor's Mid-Cap 400 Index and a Peer Group Index consisting of Nabors Industries, Rowan Companies, Noble Drilling Corp., Helmerich & Payne, Pool Energy Services and Pride International, calculated at the end of each fiscal year, August 31, 1994 through August 31, 1998. The composition of companies that comprise the Peer Group Index was increased based on the diversification of the Company during the last year to enable comparisons with peer companies whose operations and business most closely resemble that of the Company. The graph assumes $100 was invested on August 31, 1993 in the Company's Common Stock and in each of the referenced indices and assumes reinvestment of dividends.


                                                             [GRAPH]

           Measurement Period
          (Fiscal Year Covered)    Parker Drilling    S&P Midcap 400    Peer Group

                  1993                   100               100             100
                  1994                    76               105              73
                  1995                    78               126              88
                  1996                    97               141             134
                  1997                   182               194             276
                  1998                    55               103              76




SEVERANCE COMPENSATION AND CONSULTING AGREEMENTS

         Each officer named in the Summary Compensation Table and eleven additional officers of the Company have entered into Severance Compensation and Consulting Agreements (the "Agreements") with the Company. Each such agreement has a six-year term but is automatically extended on a year to year basis thereafter unless terminated or unless a change in control (as defined in the Agreements) occurs, in which case the Agreements will remain in effect until no more benefits are payable thereunder.

         After a change in control, if an officer is terminated other than for cause or resigns for good reason, the Agreements provide for a lump sum payment of three times the annual cash compensation, a one year consulting agreement at the officer's annual cash compensation and extended life and health benefits for four years.

         Subsequent to the execution of the Agreements, there has been no event of change in control that would trigger the payment of any benefits under the Agreements in the event of the termination of employment of the signatories thereto.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning beneficial ownership of the Company's Common Stock as of September 30, 1998, by
(a) all persons known by the Company to be beneficial owners of more than five percent (5%) of such stock, (b) each director and nominee for director of the Company, (c) each of the executive officers of the Company named in the Executive Compensation table, and (d) all directors and executive officers as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares.

                                                    Common stock
                                                 Beneficially Owned<1>
         Name of Beneficial Owner              Number of       Percent of
                                                Shares           Class

The Equitable Companies Incorporated.......  11,959,816 <2>      15.5%
Robert L. Parker...........................   4,297,569 <3>       5.6%
Robert L. Parker, Jr.......................     995,213 <4>       1.3%
James W. Linn..............................     647,834 <5>        *
James J. Davis.............................     477,739 <6>        *
Earnest F. Gloyna..........................      59,900 <7>        *
R. Rudolph Reinfrank.......................      54,000 <8>        *
David L. Fist..............................      50,600 <9>        *
Bernard Duroc-Danner.......................      40,000<10>        *
James E. Barnes............................      30,000<11>        *
W. Kirk Brassfield.........................      50,000<12>        *
All directors and all executive officers as
a Group (10 persons).......................   6,702,855<13>       8.7%

* Less than one percent

<F1>     Unless otherwise indicated, all shares are directly held with sole voting and investment power. Additionally, there are no voting or investment powers over shares which are represented by presently exercisable stock options.
<2>      Based on information obtained from The Equitable Companies
         Incorporated as of September 30, 1998, 11,959,816 shares were beneficially owned by subsidiaries of The Equitable Companies Incorporated. The Equitable Life Assurance Society of the United States, Alliance Capital Management L.P. and Donaldson Lufkin & Jenrette Securities Corporation beneficially owned 3,756,100, 7,554,500 and 2,000 shares, respectively, each having sole voting and dispositive power.
<3>      Includes 67,200 shares owned by Mr. Parker's spouse, as to which shares Mr. Parker disclaims any beneficial ownership and has no voting control, 3,796,045 shares held by the Robert L. Parker Trust, over which Mr. Parker has sole voting control and shared dispositive power, options to purchase 240,000 shares under the 1994 Executive Stock Option Plan and options to purchase 160,000 shares under the 1997 Stock Plan.
<4>      Includes 5,760 shares held as trustee for Mr. Parker Jr.'s nieces, as to which he disclaims any beneficial ownership, options to purchase 526,000 shares under the 1994 Executive Stock Option Plan and options to purchase 240,000 shares under the 1997 Stock Plan.
<5>      Includes options to purchase 304,000 shares under the 1994
         Executive Stock Option Plan and options to purchase 120,000 shares under the 1997 Stock Plan.
<6>      Includes 77,200 shares held by Mr. Davis' spouse in a trust over which she is trustee only, options to purchase 247,000 shares under the 1994 Executive Stock Option Plan and options to purchase 120,000 shares under the 1997 Stock Plan.
<7>      Includes 2,000 shares held in trust by Dr. Gloyna's spouse, as to which Dr. Gloyna disclaims beneficial ownership and options to purchase 45,000 shares.
<8>      Includes options to purchase 50,000 shares.
<9>      Includes options to purchase 50,000 shares.
<10>     Includes options to purchase 40,000 shares.
<11>     All shares are held by the James E. Barnes Revocable Trust.
<12>     Includes options to purchase 50,000 shares.
<13>     This number of shares includes the total number of shares
         which may be acquired pursuant to the exercise of options by the directors and executive officers.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company was the beneficiary of a life insurance policy on Robert L. Parker, chairman of the Company, which was issued pursuant to a Stock Purchase Agreement approved by vote of the stockholders at the 1975 Annual Meeting on December 10, 1975. This agreement was entered into between the Company and the Robert L. Parker Trust and originally provided that upon the death of Robert L. Parker, the Company would be required, at the option of the trust, to purchase from the trust at a discounted price the amount of Company Common Stock which could be purchased with the proceeds of the policy of $7,000,000. The Company and the trust modified the Stock Purchase Agreement as of August 3, 1994, so that the Company would have the option, but not the obligation, to purchase the stock, at a discounted price, with the proceeds. In fiscal 1998 the Company surrendered this policy for a cash value of $2,009,000.

         As a part of the agreement to terminate the option held by the trust and to grant the Company a limited option to purchase stock at a discounted price, the Company agreed to pay a premium of $655,019 annually for a split dollar last-to-die life insurance policy on Robert
L. Parker and Mrs. Robert L. Parker. Upon the deaths of Mr. Parker and Mrs. Parker, the Company will be reimbursed by the Robert L. Parker Sr. and Catherine M. Parker Family Trust from the proceeds of the policy for the full amount of the premiums paid by the Company, with interest to be paid after fiscal year 1999 at a one-year treasury bill rate. Robert L. Parker and the Company agreed on or about October 15, 1996, that the Company would cash surrender a $500,000 Executive Life policy on his life, and, in exchange, the interest on the above-described policy would not begin accruing until March 2003. Robert L. Parker Jr., chief executive officer of the Company and son of Robert L. Parker, will receive as a beneficiary of the trust, one-third of the net proceeds of this policy. The face value of the policy is $13,200,000.

         As part of building business relationships and fostering closer ties to clients, companies traditionally host customers in a variety of activities. Over the years, the Company has found the most successful business development opportunities are providing customers with industry-related conferences and seminars, coupled with sporting and other outdoor activities.

         Robert L. Parker, through the Robert L. Parker, Sr. Family Limited Partnership (the "Limited Partnership") owns a 2,987 acre ranch near Kerrville, Texas, ("Cypress Springs Ranch") which the Limited
Partnership makes available to the Company for customer retreats and forums and meetings for world-wide company management. The Cypress
Springs Ranch provides lodging, conference facilities, sporting and other outdoor activities in conjunction with marketing and business purposes. The location of the ranch and its facilities help to attract a select group of oil and gas industry executives, including the chairmen and principal officers of major oil companies, and prominent national leaders who are provided the unique opportunity to meet annually and to actively participate in an exchange of ideas and discussion of current industry and world issues. Additionally, domestic and international drilling managers and other operations personnel representing major, independent and national oil company customers meet annually with company operations personnel for in-depth discussions on all phases of the industry and are afforded the opportunity to know one another on a personal basis. Robert L. Parker has a 50 percent general partnership interest and a 46.5 percent limited partnership interest in the Limited Partnership. The Limited Partnership also owns a 4,982 acre cattle ranch near Mazie, Oklahoma ("Mazie Ranch"), 40 miles from the corporate headquarters in Tulsa, Oklahoma. The Mazie Ranch is also used by the Company for outdoor activities by customers and is available to employees for outdoor activities and other family recreation.

         There is an understanding between the Company and the Limited Partnership that the Cypress Springs Ranch and the Mazie Ranch shall be available for company use without limitation. In consideration for the availability and use of these facilities, the Company pays only the portion of the ranch operating expenses based on its actual use of said facilities. The total amount of these operating expenses paid by the Company in fiscal year 1998 was approximately $148,393.

         Additionally, the Company uses a 1,380 acre ranch ("Camp Verde Ranch") owned by Robert L. Parker Jr., which is near the Cypress Springs Ranch. The Camp Verde Ranch is used to provide additional facilities and lodging for business functions at Cypress Springs Ranch, for which the Company pays only that portion of the ranch operating expenses based on the actual use of these facilities. The total amount of these operating expenses paid by the Company in fiscal 1998 was approximately $46,767.

          During fiscal year 1998, the Company and its subsidiaries purchased approximately $12,579,000 worth of drill pipe from Grant Prideco, Inc., a wholly-owned subsidiary of Weatherford International, Inc. Mr. Bernard Duroc-Danner, the Chairman of Weatherford
International, Inc., is a director of Parker.

         Mr. Robert L. Parker Jr., James W. Linn and James J. Davis incurred tax liabilities of $163,092, $122,319 and $65,528, respectively, on January 5, 1998, in connection with the vesting of restricted stock granted to them by the Company pursuant to its 1991 Stock Grant Plan in 1995. As is customary, the Company paid the estimated taxes on said stock grants pursuant to an agreement that said executive officers would repay said amounts to the Company. At the present time Mr. Parker Jr. and Mr. Davis are indebted to the Company in the amount of $163,092 and $65,528, respectively.

                                       PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

       (1) Financial Statements of Parker Drilling Company and subsidiaries which are included in Part II, Item 8:

                                                                            Page
                                                                            ----
            Report of Independent Accountants                                36
            Consolidated Statement of Operations for each
             of the three years in the period ended August 31, 1998          37
            Consolidated Balance Sheet as of August 31, 1998 and 1997        38
            Consolidated Statement of Cash Flows for each of the
             three years in the period ended August 31, 1998                 40
            Consolidated Statement of Stockholders' Equity for
             each of the three years in the period ended August 31, 1998     42
            Notes to Consolidated Financial Statements                       43


                                       PART IV
                                     (continued)

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (continued)

       (2)  Financial Statement Schedule:                            Page
                                                                     ----
            Schedule II - Valuation and qualifying accounts          68

       (3)  Exhibits:
       Exhibit Number                      Description
       --------------                      -----------
    2(a) -        Stock Purchase Agreement dated May 9, 1997 by and among
                  the Company, Parker Drilling Offshore Company and Trenergy
                  (Malaysia) BHD.  (incorporated by reference to Exhibit 10(n)
                  to the Company's Quarterly Report on Form 10-Q for the
                  three months ended May 31, 1997).
    2(b) -        Stock Purchase Agreement dated May 9, 1997 by and among the
                  Company, Parker Drilling Offshore Company and Rashid & Lee
                  Nominees SDN BHD.  (incorporated by reference to Exhibit 10(o)
                  to the Company's Quarterly Report on Form 10-Q for the three months ended May 31, 1997).
    2(c) -        Definitive agreement between Parker Drilling Company and
                  Energy Ventures, Inc., for the purchase of Mallard Bay
                  Drilling, Inc. (incorporated herein by reference to the
                  Company's current report on Form 8-K filed September 19, 1996).
    2(d) -        Definitive agreement to acquire Quail Tools, Inc.
                  (incorporated herein by reference to the Company's current report on Form 8-K filed October 17, 1996).
    3(a) -        Restated Certificate of Incorporation of the Company
                  (incorporated herein by reference to Exhibit 4.1 to
                  Amendment No. 1 to the Company's S-3 Registration Statement
                  No. 333-22987).
    3(b) -        Certificate of Retirement of the Company (incorporated by
                  reference to Exhibit 4.2 to Amendment No. 1 to the Company's
                  S-3 Registration Statement No. 333-22987).
    3(c) -        Corrected Restated Certificate of Incorporation of the
                  Company, as amended on September 21, 1998.
    3(d) -        By-Laws of the Company, as amended July 10, 1998.


   (3) Exhibits:  (continued)

Exhibit Number                       Description
--------------                       -----------
    4(a) -       Indenture dated as of March 11, 1998 among the Company,
                 as issuer, certain Subsidiary Guarantors (as defined therein)
                 and Chase Bank of Texas, National Association, as Trustee
                 (incorporated by reference to Exhibit 4.5 to the Company's
                 S-4 Registration Statement No. 333-49089 dated April 1, 1998).
    4(b) -       Indenture dated as of July 25, 1997, between the Company
                 and Chase Bank of Texas, National Association, f/k/a Texas
                 Commerce Bank National Association, as Trustee, respecting
                 5 1/2% Convertible Subordinated Notes due 2004 (incorporated by reference to Exhibit 4.7 to the Company's S-3 Registration
                 Statement No. 333-30711).
    10(a) -      Parker Drilling Company and Subsidiaries 1991 Stock
                 Grant Plan; incorporated herein by reference to Exhibit 10(c)
                 to Annual Report on Form 10-K for the year ended
                 August 31, 1992, as amended by Form 8 dated February 18, 1993.*
    10(b) -      1980 Incentive Career Stock Plan; incorporated herein
                 by reference to Exhibit 10(c) to Annual Report on Form
                 10-K for the year ended August 31, 1989, as amended by
                 Form 8 dated December 27, 1989.*
    10(c) -      1969 Key Employees Stock Grant Plan; incorporated
                 herein by reference to Exhibit 10(e) to Annual Report
                 on Form 10-K for the year ended August 31, 1992, as
                 amended by Form 8 dated February 18, 1993.*



Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (continued)

   (3) Exhibits:  (continued)

Exhibit Number                       Description
--------------                       -----------
    10(d) -      Amended and Restated Parker Drilling Company Stock Bonus Plan,
                 effective as of April 1, 1996; incorporated herein by
                 reference to Exhibit 10(e) to Annual Report on Form 10-K for the year ended August 31, 1996.
    10(e) -      1975 Stock Purchase Agreement; incorporated herein
                 by reference to Exhibit 10(g) to Annual Report on Form
                 10-K for the year ended August 31, 1986, as amended by
                 Form 8 dated December 29, 1986.
    10(f) -      Form of Severance Compensation and Consulting Agreement
                 entered into between Parker Drilling Company and certain
                 officers of Parker Drilling Company, dated on or about
                 October 15, 1996; incorporated herein by reference to
                 Exhibit 10(g) to Annual Report on Form 10-K for the period ended August 31, 1996.*
    10(g) -      1994 Parker Drilling Company Deferred Compensation
                 Plan; incorporated herein by reference to Exhibit 10(h)
                 to Annual Report on Form 10-K for the year ended August
                 31, 1995.*
    10(h) -      1994 Non-Employee Director Stock Option Plan; incorporated herein by reference to Exhibit 10(i) to Annual Report on
                 Form 10-K for the year ended August 31, 1995.*
    10(i) -      1994 Executive Stock Option Plan; incorporated herein
                 by reference to Exhibit 10(j) to Annual Report on Form
                 10-K for the year ended August 31, 1995.*
    10(j) -      First Amendment effective as of September 1, 1996, to the
                 Amended and Restated Parker Drilling Company Stock Bonus
                 Plan, effective as of April 1, 1996; incorporated herein
                 by reference to Exhibit 10(k) to Annual Report on Form 10-K for the year ended August 31, 1996.
    21    -      Subsidiaries of the Registrant.
    23    -      Consent of Independent Accountants.
    27    -      Financial Data Schedule (Edgar version only).
    99    -      Additional Exhibit - Annual Report on Form 11-K                              To be
                 with respect to Parker Drilling Company Stock                                filed by
                 Bonus Plan.                                                                  amendment

*Management Contract, Compensatory Plan or Agreement

(b)  Reports on Form 8-K:
     The Company filed a Form 8-K on July 24, 1998, disclosing that the Company decided to change its fiscal year-end from August 31 to December 31, effective December 31, 1998. The Company filed a Form 8-K on July 24, 1998, disclosing that the Board of Directors of the Company authorized issuance of one Preferred Share Purchase Right for each outstanding share of common stock.


                   PARKER DRILLING COMPANY AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in Thousands)



        Column A                   Column B   Column C    Column D   Column E
--------------------------------   ---------  ---------  ---------- ----------
                                    Balance    Charged
                                      at       to cost               Balance
                                   beginning     and                at end of
       Classifications             of period  expenses   Deductions   period
--------------------------------   ---------  ---------  ---------- ----------
Year ended August 31, 1998:
 Allowance for doubtful accounts
  and notes                          $ 3,153    $   160   $    240    $ 3,073
 Reduction in carrying value of
  rig materials and supplies         $ 2,846    $   780   $  1,314    $ 2,312
 Deferred tax valuation allowance    $44,086    $   -     $  5,617    $38,469

Year ended August 31, 1997:
 Allowance for doubtful accounts
  and notes                          $   739    $   737   $ (1,677)   $ 3,153
 Reduction in carrying value of
  rig materials and supplies         $ 1,797    $ 1,384   $    335    $ 2,846
 Deferred tax valuation allowance    $61,844    $   -     $ 17,758    $44,086

Year ended August 31, 1996:
 Allowance for doubtful accounts
  and notes                          $   796    $    70   $    127    $   739
 Reduction in carrying value of
  rig materials and supplies         $ 2,080    $   240   $    523    $ 1,797
 Deferred tax valuation allowance    $67,494    $   -     $  5,650    $61,844

                                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  PARKER DRILLING COMPANY

 By /s/ Robert L. Parker Jr.                                     Date:  November 30, 1998
     ------------------------------
     Robert L. Parker Jr.
     President and Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
       Signature                       Title                           Date
   /s/ Robert L. Parker      Chairman of the Board and Director  Date:  November 30, 1998
By ------------------------
   Robert L. Parker

   /s/ Robert L. Parker Jr.  President and Chief Executive
   ------------------------- Officer and Director
By Robert L. Parker Jr.      (Principal Executive Officer)       Date:  November 30, 1998

   /s/ James W. Linn         Executive Vice President and Chief
   ------------------------- Operating Officer and Director      Date:  November 30, 1998
By James W. Linn
                             Senior Vice President - Finance
   /s/ James J. Davis        and Chief Financial Officer
By ------------------------- (Principal Financial Officer)       Date:  November 30, 1998
   James J. Davis

   /s/ W. Kirk Brassfield    Corporate Controller
By ------------------------- (Principal Accounting Officer)      Date:  November 30, 1998
   W. Kirk Brassfield

   /s/ Earnest F. Gloyna
By ------------------------- Director                            Date:  November 30, 1998
   Earnest F. Gloyna

   /s/ David L. Fist
By ------------------------  Director                            Date:  November 30, 1998
   David L. Fist

   /s/ R. Rudolph Reinfrank
By ------------------------- Director                            Date:  November 30, 1998
   R. Rudolph Reinfrank

   /s/ Bernard Duroc-Danner
By ------------------------  Director                            Date:  November 30, 1998
   Bernard Duroc-Danner

   /s/ James E. Barnes
By ------------------------- Director                            Date:  November 30, 1998
   James E. Barnes
/TABLE