Form 10-Q
period 1998-11-30
PARKER DRILLING CO /DE/
filed 1999-01-14
CIK 76321

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

                  FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998

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

     As of December 31, 1998, 76,886,806 common shares were outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------



                               PARKER DRILLING COMPANY

                                        INDEX


Part I.  Financial Information                                         Page No.

      Consolidated Condensed Balance Sheets (Unaudited) -
        November 30, 1998 and August 31, 1998                             2

      Consolidated Condensed Statements of Operations (Unaudited) -
        Three Months Ended November 30, 1998 and
        November 30, 1997                                                 3

      Consolidated Condensed Statements of Cash Flows (Unaudited) -
        Three Months Ended November 30, 1998 and
        November 30, 1997                                                 4

      Notes to Unaudited Consolidated Condensed
        Financial Statements                                            5 - 8

      Report of Independent Accountants                                   9

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            10 - 15


Part II.  Other Information

      Item 6, Exhibits and Reports on Form 8-K                            15

      Signatures                                                          16

      Exhibit 15, Letter Re Unaudited Interim
       Financial Information

      Exhibit 27, Financial Data Schedule [Edgar Version Only]





                        PART 1.  FINANCIAL INFORMATION

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)
                                                 November 30,    August 31,
                                                     1998           1998
                              ASSETS              -----------    ----------
                              ------
Current assets:
  Cash and cash equivalents                       $   18,767     $   45,254
  Other short-term investments                           -            9,999
  Accounts and notes receivable                      109,653        113,050
  Rig materials and supplies                          20,621         22,596
  Other current assets                                14,996         13,993
                                                  ----------     ----------
      Total current assets                           164,037        204,892

Property, plant and equipment less accumulated
  depreciation and amortization of $448,709
  at November 30, 1998, and $432,325
  at August 31, 1998                                 747,775        727,840

Goodwill, net of accumulated amortization
  of $12,331 at November 30, 1998 and $10,216
  at August 31, 1998                                 214,926        216,973

Other noncurrent assets                               51,657         50,839
                                                  ----------     ----------
      Total assets                                $1,178,395     $1,200,544
                                                  ----------     ----------
                                                  ----------     ----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
  Current portion of long-term debt               $   22,227     $   21,469
  Accounts payable and accrued liabilities            72,716         90,709
  Accrued income taxes                                 7,429          6,032
                                                  ----------     ----------
      Total current liabilities                      102,372        118,210
                                                  ----------     ----------

Long-term debt                                       630,580        630,090

Deferred income tax                                   44,763         47,400

Other long-term liabilities                           29,855         26,882

Common stock, $.16 2/3 par value                      12,810         12,794
Capital in excess of par value                       341,604        341,099
Retained earnings                                     16,411         24,069
                                                  ----------     ----------
     Total stockholders' equity                      370,825        377,962
                                                  ----------     ----------

      Total liabilities and stockholders' equity  $1,178,395     $1,200,544
                                                  ----------     ----------
                                                  ----------     ----------
    See accompanying notes to consolidated condensed financial statements.
/TABLE

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)
                                Three Months Ended
                                -------------------
                                Nov. 30,   Nov. 30,
                                  1998       1997
                                --------   --------
Revenues:
  Land drilling                $ 55,511    $ 65,383
  Offshore drilling              41,546      36,017
  Rental tools                    7,530       8,089
  Other                             505         391
                                -------     -------
Total revenues                  105,092     109,880
                                -------     -------
Operating expenses:
  Land drilling                  41,032      42,468
  Offshore drilling              30,299      20,858
  Rental tools                    3,385       2,786
  Other                             668         494
  Depreciation and
    amortization                 19,778      14,559
  General and administrative      4,522       4,115
                                -------     -------
Total operating expenses         99,684      85,280
                                -------     -------
Operating income                  5,408      24,600
                                -------     -------

Other income and (expense):
  Interest expense              (13,007)    (12,025)
  Interest income                   526       2,788
  Other income - net                315         228
                                -------     -------
Total other income and (expense)(12,166)     (9,009)
                                -------     -------
Income (loss) before
  income taxes                   (6,758)     15,591
                                -------     -------

Income tax expense                  900       4,909
                                -------     -------
Net income (loss)              $( 7,658)   $ 10,682
                                -------     -------

Earnings (loss) per share,
  Basic                        $   (.10)   $    .14
                                -------     -------

  Diluted                      $   (.10)   $    .14
                                -------     -------

Number of common shares used
  in computing earnings per share:

   Basic                     76,810,049  76,513,850
                             ----------  ----------

   Diluted                   76,810,049  78,639,978
                             ----------  ----------

    See accompanying notes to consolidated condensed financial statements.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                            (Dollars in Thousands)
                                  (Unaudited)
                                                       Three Months Ended
                                                           November 30,
                                                       --------------------
                                                          1998        1997
                                                       --------     -------
Cash flows from operating activities:
  Net income (loss)                                    $( 7,658)    $10,682
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                      19,778      14,559
      Expenses not requiring cash                         1,075         764
      Deferred income taxes                              (2,637)        -
      Change in operating assets and liabilities         (8,379)    (17,341)
      Other-net                                            (335)       (191)
                                                       --------     -------
    Net cash provided by operating
      activities                                          1,844       8,473
                                                       --------     -------
Cash flows from investing activities:
  Capital expenditures                                  (38,025)    (33,656)
  Acquisition of Bolifor                                   (500)        -
  Proceeds from the sale of equipment                       743         272
  Purchase of short-term investments                        -          (230)
  Proceeds from sale of short-term investments            9,999       2,838
                                                       --------     -------
    Net cash used in investing
      activities                                        (27,783)    (30,776)
                                                       --------     -------
Cash flows from financing activities:
  Principal payments under debt obligations                (553)     (4,341)
  Other                                                       5         (16)
                                                       --------     -------
    Net cash used in financing
      activities                                           (548)     (4,357)
                                                       --------     -------

Net change in cash and cash equivalents                 (26,487)    (26,660)

Cash and cash equivalents at
  beginning of period                                    45,254     209,951
                                                       --------     -------
Cash and cash equivalents at
  end of period                                        $ 18,767    $183,291
                                                       --------    --------
                                                       --------    --------
Supplemental cash flow information:
  Interest paid                                        $ 22,581    $ 16,716
  Taxes paid                                           $  2,140    $  2,689







    See accompanying notes to consolidated condensed financial statements.

                         PARKER DRILLING COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of November 30, 1998 and August 31, 1998, (2) the results of operations for the three months ended November 30, 1998 and November 30, 1997, and (3) cash flows for the three months ended November 30, 1998 and November 30, 1997. Results for the three months ended November 30, 1998, are not necessarily indicative of the results which will be realized for the four month transition period ending December 31, 1998 or for the year ending December 31, 1999. The Company is changing its fiscal year-end from August 31 to December 31, effective December 31, 1998. The Company will file a transition report on Form 10-Q with the Securities and Exchange Commission covering the period of September 1, 1998 through December 31, 1998. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended August 31, 1998.

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



              RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
            TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                            For the Three Months Ended
                                                November 30, 1998
                                     -----------------------------------------

                                       Income           Shares       Per-Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------     -------------   ---------

Basic EPS:
Income available to
  common stockholders               $ (7,658,000)     76,810,049        $(.10)

Effect of Dilutive Securities:
Stock options and grants                                     -

Diluted EPS:
Income available to common
  stockholders + assumed
  conversions                       $ (7,658,000)     76,810,049        $(.10)
                                    ------------     -----------        -----
                                    ------------     -----------        -----



              RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
            TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                            For the Three Months Ended
                                                November 30, 1997
                                     -----------------------------------------

                                       Income           Shares       Per-Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------     -------------   ---------

Basic EPS:
Income available to
  common stockholders               $ 10,682,000      76,513,850        $ .14

Effect of Dilutive Securities:
Stock options and grants                               2,126,128

Diluted EPS:
Income available to common
  stockholders + assumed
  conversions                       $ 10,682,000      78,639,978        $ .14
                                    ------------     -----------        -----
                                    ------------     -----------        -----




    The Company has outstanding $175,000,000 of Convertible Subordinated Notes which are convertible into 11,371,020 shares of common stock at $15.39 per share. The notes were outstanding during the three months ended November 30, 1998 but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. In addition, at November 30, 1998, options to purchase 5,595,000 shares of common stock at prices ranging from $2.25 to $12.1875, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss in the current quarter.

3. On December 30, 1997, the Company acquired all of the outstanding capital stock of Hercules Offshore Corporation, a Texas corporation ("HOC"), and all of the outstanding capital stock of Hercules Rig Corp., a Texas corporation ("HRC") and an affiliate of HOC (HOC and HRC being collectively referred to as "Hercules"), for $195.6 million, including acquisition costs. The purchase prices for the acquisitions were adjusted for certain debt assumed by the Company, for capital expenditures incurred subsequent to the purchase agreement date and for levels of working capital at closing. Hercules owns three self-erecting platform rigs and seven offshore jackup rigs.

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

    The following unaudited pro forma information presents a summary of the three months consolidated results of operations of the Company and Hercules as if the acquisition of Hercules had occurred September 1, 1997.

   (Thousands except per share amounts)

                               Three Months Ended
                              --------------------
                               Actual    Pro Forma
                               Nov. 30,  Nov. 30,
                                1998       1997
                              ---------  ---------
   Revenues                   $105,092   $128,870
   Net income (loss)          $ (7,658)  $ 11,326
   Diluted earnings (loss)
    per share                 $   (.10)  $    .14


4. Information regarding the Company's operations by industry segment for the three months ended November 30, 1998 is as follows (dollars in thousands):

                                                     Three
                                                     Months
                                                    ---------
             Revenues:
               Land drilling                        $  55,511
               Offshore drilling                       41,546
               Rental tools                             7,530
               Other                                      505
                                                    ---------
             Net revenues                           $ 105,092
                                                    ---------
             Operating income (loss):
               Land drilling                            8,210
               Offshore drilling                          203
               Rental tools                             2,090
               Other                                     (573)
               General and administrative              (4,522)
                                                    ---------
             Total operating income                     5,408
             Interest expense                         (13,007)
             Other income (expense)-net                   841
                                                    ---------
             Income (loss) before income taxes      $  (6,758)
                                                    ---------
                                                    ---------


5. In the third quarter of fiscal year 1998, ended May 31, 1998, the Company reviewed the estimated useful life of its land drilling fleet used for financial depreciation purposes. As a result, the estimated life was extended from 10 to 15 years with a 5% salvage value for most of the major rig components, resulting in a reduction in depreciation expense of approximately $1.3 million for the quarter ended November 30, 1998. The Company's historical experience and a comparison with other firms in the industry indicates that its land drilling equipment has a useful life of at least 15 years. The depreciable lives for certain equipment, including drill pipe, were not extended.

                       Report of Independent Accountants




To the Board of Directors and Shareholders
Parker Drilling Company

     We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of November 30, 1998, and the related consolidated condensed statements of operations for the three month periods ended November 30, 1998 and 1997 and consolidated condensed statements of cash flows for the three month periods ended November 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of August 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report, dated October 22, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                     By:  /s/ PricewaterhouseCoopers LLP
                                          ------------------------------
                                          PricewaterhouseCoopers LLP



Tulsa, Oklahoma
January 14, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements may be made directly in this document, referring to the Company, or in other documents filed by the Company with the Securities and Exchange Commission, and referred to in this Form 10-Q. All statements included in this document, other than statements of historical facts, that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future, including future operating results, future capital expenditures and investments in the acquisition and refurbishment of rigs and equipment, repayment of debt, expansion and growth of operations, Year 2000 issues, and other such matters, are forward-looking statements.

     Forward-looking statements are based on certain assumptions and analyses made by the management of the Company in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although management of the Company believes that their assumptions are reasonable based on current information available, they are subject to certain risks and uncertainties, many of which are outside the control of the Company. These risks include worldwide economic and business conditions, oil and gas market prices, industry conditions, international trade restrictions and political instability, operating hazards and uninsured risks, governmental regulations and environmental matters, substantial leverage, seasonality and adverse weather conditions, concentration of customer and supplier relationships, potential changes in stock prices, upgrade and refurbishment projects, competition, integration of operations, acquisition strategy, and other similar factors (some of which are discussed in documents referred to in this Form 10-Q.) Because the forward-looking statements are subject to risks and uncertainties, the actual results of operations and actions taken by the Company may differ materially from those expressed or implied by such forward-looking statements.

OUTLOOK AND OVERVIEW
--------------------

     The loss recognized for the three months ended November 30, 1998 reflects the significant decrease in rig utilization and in dayrates since the third quarter of fiscal year 1998. Lower crude oil prices have negatively impacted the revenue and profits of oil operators, who have responded by reducing exploration and development expenditures. This decline in spending has adversely affected the level of oilfield activity, and in turn, the revenue of most companies in the oilfield service industry.

     If the depressed level of oilfield activity persists, the Company anticipates that it will continue to incur losses. Management believes that cash provided by operations and funds available under the Company's revolving credit facility will be adequate to meet working capital needs based on the continuation of current rig utilization and dayrates, current projected levels of capital expenditures and anticipated prepayments to offset construction costs of a barge rig. In order to conserve cash, management is taking steps to reduce certain discretionary capital expenditures and operating and overhead costs, and is considering the strategic sale of certain assets. Management is unable to predict when and to what extent the level of oilfield activity will recover.

RESULTS OF OPERATIONS
---------------------

Quarter Ended November 30, 1998 Compared with Quarter Ended November 30, 1997
-----------------------------------------------------------------------------

     The Company's operations and results have been altered significantly by the acquisitions of Mallard Bay Drilling, Inc. ("Mallard") and Quail Tools, Inc. ("Quail") in November 1996, the acquisition of Bolifor in July 1997 and the acquisition of Hercules in December 1997. The results of operations of Mallard, Quail and Bolifor are included in both quarterly periods presented while Hercules is included only in the quarter ended November 30, 1998.

     The Company recorded a net loss of $7.7 million for the three months ended November 30, 1998, compared to net income of $10.7 million recorded for the three month period ended November 30, 1997. The depressed drilling market conditions which began to affect the Company's utilization and dayrates in the second half of fiscal 1998 continued to negatively impact the Company's results in the current quarter. Each of the Company's primary operating segments--land drilling, offshore drilling and rental tools--experienced a reduction of profit margin (revenue less direct operating expense) when comparing the two quarters. The current quarter results include the operations of Hercules.

     Revenue decreased $4.8 million from $109.9 million in the first quarter of fiscal 1998 to $105.1 million in the current quarter. Land drilling revenue decreased $9.9 million to $55.5 million, largely due to reduced rig utilization in Papua New Guinea, Argentina and Pakistan. Additionally, in Indonesia, the Company's land drilling revenue continued to be negatively impacted by the fiscal 1998 termination of the geothermal projects on which the Company was providing management, technical and training support. The Company did record drilling revenue increases in Ecuador and Kazakhstan due to increased utilization in those countries.

     Offshore drilling revenue increased $5.5 million to $41.5 million due to the December 1997 acquisition of Hercules, whose operations produced revenue of $10.6 million in the current quarter. Mallard's offshore drilling revenue decreased $5.1 million when comparing the current quarter to the first quarter of fiscal 1998. Revenue from Mallard's domestic operations decreased $10.9 million to $17.0 million due to lower utilization and dayrates in both drilling and workover operations. Revenue increases at Mallard's international operations in Nigeria and Venezuela partially offset these domestic decreases, due to increased dayrates on one barge rig contract in Nigeria and commencement of operations of barge Rig 76 in Venezuela subsequent to the first quarter of fiscal 1998.

     Rental tool revenue declined $.6 million. Revenue generated from the Company's Victoria, Texas facility, which opened in November 1997, somewhat offset reduced revenue generated from rentals from the Company's New Iberia, Louisiana facility.

     The Company's overall profit margin decreased in the current quarter when compared to the first quarter of fiscal 1998, from 39.4% to 28.3%. The reduced profit margin is due to revenue decreasing to a greater degree than direct operating costs. Offshore drilling profit margins were impacted by weakness in the shallow water jackup drilling market, negatively affecting both utilization of and dayrates earned by these rigs. Additionally, Mallard's transition zone barge drilling and workover rigs operating in the Gulf of Mexico experienced lower utilization and earned lower average dayrates in the current quarter than in the same quarter of fiscal 1998. Land drilling profit margins declined primarily due to lower utilization in certain countries, including the United States.

     Depreciation and amortization expense increased $5.2 million to $19.8 million in the current quarter. Depreciation expense and amortization of goodwill of $4.3 million related to the Hercules acquisition, were the primary reasons for the increase. Depreciation expense recorded on fiscal 1998 capital additions also contributed to the increase, which was somewhat offset by a reduction of approximately $1.3 million due to the extension of the depreciable lives of the Company's land drilling fleet from 10 to 15 years in the third quarter of fiscal 1998.

     Interest expense increased $1.0 million as an average of $652.2 million of long-term debt was outstanding in the current quarter compared to $565.0 million in the prior year's first quarter. Subsequent to last year's first quarter, the Company incurred an additional $150.0 million in Senior Notes debt and borrowed $20.0 million under the revolving credit facility. A portion of the proceeds from the $150.0 million in Senior Notes, which were issued in March 1998, was used to repay $83.0 million under a bank term loan. The increased interest expense from this additional debt was offset somewhat by a $1.2 million increase in interest capitalized to construction projects. Interest income decreased $2.3 million due to lower average cash balances maintained during the quarter when compared to the prior year quarter.

     Income tax expense for the three months ended November 30, 1998 consists primarily of foreign income tax expense partially offset by deferred tax benefit attributable to the pretax loss.


LIQUIDITY AND CAPITAL RESOURCES


Liquidity and Capital Resources
-------------------------------

     The Company had cash, cash equivalents and other short-term investments of $18.8 million at November 30, 1998, a decrease of $36.5 million from the August 31, 1998 balance. Capital expenditures of $38.0 million were the primary reason for the decrease. For the three months ended November 30, 1998, operating activities provided cash of $1.8 million, of which $10.6 million was contributed by adding non-cash charges, primarily depreciation and amortization of goodwill, to the net loss recorded in the quarter. The balance of the cash used by operating activities as reflected on the Consolidated Statements of Cash Flows is primarily related to changes in account balances of operating assets and liabilities.

-------------------------------

     Capital expenditures for the three months ended November 30, 1998 totaled $38.0 million. Major projects on-going during the quarter included the modification of barge Rig 71 (re-numbered 257), which is being modified for a contract in the Caspian Sea, and the construction of new barge Rig 75 for a contract in Nigeria. It is anticipated that drilling operations under both contracts will begin in mid-1999. Other major expenditures included the modification of a land rig for a contract in Kazakhstan which commenced in the current quarter and the construction of a new support facility in New Iberia, Louisiana for the Company's offshore and transition zone drilling operations.

     To finance the Company's November 1996 acquisitions of Mallard and Quail, the July 1997 acquisition of the assets of Bolifor and the December 1997 acquisition of Hercules as well as the significant capital expenditures made in fiscal year 1998 and during the three months ended November 30, 1998, the Company has issued various debt instruments. The Company has total long-term debt, including the current portion, of $652.8 million at November 30, 1998. The Company's Series D 9 3/4% Senior Notes of $450.0 million are payable November 2006 and $175.0 million of 5 1/2% Convertible Subordinated Notes are payable July 2004. The Convertible Subordinated Notes are convertible at the option of the holder into shares of common stock of Parker Drilling Company at any time prior to maturity at a conversion price of $15.39 per share.

     The Company has a $75.0 million revolving credit facility which is available for working capital requirements, general corporate purposes and to support letters of credit. At November 30, 1998, $20.0 million was outstanding under the revolving credit facility and $14.4 million in letters of credit had been issued, leaving $40.6 million available under the revolver. The revolving credit facility terminates on December 31, 2000.

     Both the Senior Notes and the revolving credit facility contain customary affirmative and negative covenants, including restrictions on incurrence of debt and sales of assets. The revolving credit facility prohibits, among other things, payment of dividends and the indenture for the Senior Notes restricts the payment of dividends.

     The Company anticipates cash requirements for capital spending will be substantially less in calendar year 1999 (anticipated $100.0 million) than in fiscal year 1998 ($196.1 million). The Company's two most significant on-going construction projects, the modification of barge Rig 71/257 for service in the Caspian Sea and the construction of barge Rig 75 for service in Nigeria, are scheduled for completion in mid-1999. In addition, the Company will receive prepayments from the operator to offset a substantial portion of the expenditures required to modify Rig 71/257.

     If the depressed level of oilfield activity persists, the Company anticipates that it will continue to incur losses. Management believes that cash provided by operations and funds available under the Company's revolving credit facility will be adequate to meet working capital needs based on the continuation of current rig utilization and dayrates, current projected levels of capital expenditures and anticipated prepayments to offset construction costs of a barge rig. In order to conserve cash, management is taking steps to reduce certain discretionary capital expenditures and operating and overhead costs, and is considering the strategic sale of certain assets. Management is unable to predict when and to what extent the level of oilfield activity will recover.

OTHER MATTERS

Change in Fiscal Year-End
-------------------------

     The Company is changing its fiscal year-end from August 31 to December 31, effective December 31, 1998. The Company will file a transition report on Form 10-Q with the Securities and Exchange Commission covering the transition period September 1, 1998 through December 31, 1998.

Indonesian Operations
---------------------

     The current economic conditions in Indonesia has created uncertainty regarding the Company's Indonesian operations. The Company provides management, technical and training support to an Indonesian-owned drilling contractor, whose services include the drilling of geothermal wells, related to power plant projects. Due to the uncertain economic conditions in Indonesia, certain of these power plant projects have been postponed or delayed. As a result, payments from a significant customer for services provided by the Indonesian contractor have been delayed. The Indonesian contractor has initiated an arbitration against its customer for payment of outstanding receivables. The Company believes that resolution of this matter will not have a material adverse effect on the Company's results of operations or financial position.

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

     At this time no system replacement dates were accelerated because of the Year 2000 problem. The cost to date for the project have been in internal salaries and purchasing some testing software. The software costs to date are not deemed material. Approximately $400,000 has been budgeted for the Year 2000 project in calendar year 1999.

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



PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:
                                                                     Page


      Exhibit 15 Letter re Unaudited Interim Financial Information    18

      Exhibit 27 Financial Data Schedule [Edgar Version Only]

(b) Reports on Form 8-K - Parker Drilling Company ("Parker") filed a report on Form 8-K on November 6, 1998 in which the Company announced that it had entered into an Agreement and Plan of Merger under which Superior Energy Services, Inc. ("Superior") would become a wholly owned subsidiary of Parker. Parker and Superior subsequently announced on January 7, 1999 that they had jointly agreed to terminate their merger agreement, with Superior agreeing to make a cash payment to Parker in settlement of certain obligations under the merger agreement.



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



Date:  January 14, 1999


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