Form 10-Q
period 1998-12-31
PARKER DRILLING CO /DE/
filed 1999-02-16
CIK 76321

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                               UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                          Washington, D.C.  20549
                                           ---------------------
                                                 FORM 10-Q
                                           ---------------------
(Mark One)
    / /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED
                                                  ---------------------
                                      OR

    /X/     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM  September 1, 1998  TO  December 31, 1998
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


     As of January 31, 1999, 76,916,274 common shares were outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                                          PARKER DRILLING COMPANY

                                                   INDEX


Part I.  Financial Information                                                                     Page No.

        Consolidated Condensed Balance Sheets (Unaudited) -
          December 31, 1998 and August 31, 1998                                                        2

        Consolidated Condensed Statements of Operations (Unaudited) -
          Four Months Ended December 31, 1998 and 1997
                                                                                                       3

        Consolidated Condensed Statements of Cash Flows (Unaudited) -
          Four Months Ended December 31, 1998 and 1997                                                 4

        Notes to Unaudited Consolidated Condensed
          Financial Statements                                                                       5 - 8

        Report of Independent Accountants                                                              9

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                       10 - 15


Part II.  Other Information

        Item 6, Exhibits and Reports on Form 8-K                                                       15

        Signatures                                                                                     16

        Exhibit 15, Letter Re Unaudited Interim
         Financial Information

        Exhibit 27, Financial Data Schedule [Edgar Version Only]



                        PART 1.  FINANCIAL INFORMATION

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                 (Unaudited)
                                                 December 31,    August 31,
                                                     1998           1998
                                                 ------------    ----------
                              ASSETS
                              ------
Current assets:
  Cash and cash equivalents                       $   24,314     $   45,254
  Other short-term investments                           -            9,999
  Accounts and notes receivable                      105,810        113,050
  Rig materials and supplies                          18,755         22,596
  Other current assets                                13,224         13,993
                                                  ----------     ----------
      Total current assets                           162,103        204,892

Property, plant and equipment less accumulated
  depreciation and amortization of $445,464 at
  December 31, 1998 and $432,325 at August 31, 1998  750,163        727,840

Goodwill, net of accumulated amortization
  of $13,025 at December 31, 1998 and $10,216
  at August 31, 1998                                 214,232        216,973

Other noncurrent assets                               53,118         50,839
                                                  ----------     ----------
      Total assets                                $1,179,616     $1,200,544
                                                  ----------     ----------
                                                  ----------     ----------


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Current portion of long-term debt               $   31,404     $   21,469
  Accounts payable and accrued liabilities            72,437         90,709
  Accrued income taxes                                 7,576          6,032
                                                  ----------     ----------
      Total current liabilities                      111,417        118,210
                                                  ----------     ----------

Long-term debt                                       630,479        630,090

Deferred income tax                                   41,253         47,400

Other long-term liabilities                           32,517         26,882

Stockholders' equity:
  Common stock, $.16 2/3 par value                    12,815         12,794
  Capital in excess of par value                     341,699        341,099
  Retained earnings                                    9,436         24,069
                                                  ----------     ----------
     Total stockholders' equity                      363,950        377,962
                                                  ----------     ----------
      Total liabilities and stockholders' equity  $1,179,616     $1,200,544
                                                  ----------     ----------
                                                  ----------     ----------
                  See accompanying notes to consolidated condensed financial statements.

                                 PARKER DRILLING COMPANY AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (Dollars in Thousands Except Per Share Amounts)
                                                (Unaudited)
                                Four Months Ended
                               --------------------
                                Dec. 31,   Dec. 31,
                                 1998       1997
                               --------   ---------
Revenues:
  Land drilling                $ 71,961    $ 90,740
  Offshore drilling              53,935      47,695
  Rental tools                   10,245      10,887
  Other                             582         459
                               --------    --------
Total revenues                  136,723     149,781
                               --------    --------
Operating expenses:
  Land drilling                  54,154      60,129
  Offshore drilling              40,494      27,412
  Rental tools                    4,416       4,080
  Other                             932         677
  Depreciation and
    amortization                 26,529      19,556
  General and administrative      5,904       5,456
  Provision for reduction in
    carrying value of certain
    assets (Note 6)               4,055         -
                               --------    --------
Total operating expenses        136,484     117,310
                               --------    --------
Operating income                    239      32,471
                               --------    --------
Other income and (expense):
  Interest expense              (17,427)    (16,310)
  Interest income                   619       3,703
  Other income - net                301       6,204
                               --------    --------
Total other income and (expense)(16,507)     (6,403)
                                -------    --------
Income (loss) before
  income taxes                  (16,268)     26,068
                               --------    --------
Income tax expense (benefit):
  Current tax expense-foreign     4,512       7,022
  Deferred tax benefit           (6,147)        -
                               --------    --------
                                 (1,635)      7,022
                               --------    --------
Net income (loss)              $(14,633)   $ 19,046
                               --------    --------
                               --------    --------
Earnings (loss) per share,
  Basic                        $   (.19)   $    .25
                               --------    --------

  Diluted                      $   (.19)   $    .24
                               --------    --------
Number of common shares used
  in computing earnings per share:

   Basic                     76,828,879  76,517,686
                             ----------  ----------

   Diluted                   76,828,879  78,546,274
                             ----------  ----------
                  See accompanying notes to consolidated condensed financial statements.

                                 PARKER DRILLING COMPANY AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             Increase (Decrease) in Cash and Cash Equivalents
                                          (Dollars in Thousands)
                                                (Unaudited)
                                                        Four Months Ended
                                                           December 31,
                                                       --------------------
                                                         1998         1997
                                                       --------     -------
Cash flows from operating activities:
  Net income (loss)                                   $ (14,633)    $19,046
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                      26,529      19,556
      Expenses not requiring cash                         1,875       1,055
      Deferred income taxes                              (6,147)        -
      Provision for reduction in carrying
        value of certain assets                           4,055         -
      Gain on disposition of OnSite investment              -        (4,562)
      Change in operating assets and liabilities            153     (15,118)
      Other-net                                            (605)     (1,284)
                                                      ---------  ----------

    Net cash provided by operating
      activities                                         11,227      18,693
                                                      ---------   ---------

Cash flows from investing activities:
  Capital expenditures                                  (52,711)    (41,171)
  Acquisition of Hercules                                   -      (194,452)
  Acquisition of Bolifor                                   (500)        -
  Proceeds from sale of OnSite investment                   -         7,998
  Proceeds from the sale of equipment                     1,481       1,435
  Purchase of short-term investments                        -          (230)
  Proceeds from sale of short-term investments            9,999       3,068
  Other-net                                               1,000          36
                                                      ---------   ---------

    Net cash used in investing
      activities                                        (40,731)   (223,316)
                                                      ---------   ---------

Cash flows from financing activities:
  Proceeds from issuance of debt                         10,000      32,000
  Principal payments under debt obligations              (1,441)     (4,868)
  Other                                                       5         (16)
                                                      ---------   ---------
      Net cash provided by financing
      activities                                          8,564      27,116
                                                      ---------   ---------

Net change in cash and cash equivalents                 (20,940)   (177,507)

Cash and cash equivalents at
  beginning of period                                    45,254     209,951
                                                      ---------   ---------
Cash and cash equivalents at
  end of period                                       $  24,314   $  32,444
                                                      ---------   ---------
                                                      ---------   ---------
Supplemental cash flow information:
  Interest paid                                       $  22,802   $  17,461
  Taxes paid                                          $   2,968   $   3,823

                  See accompanying notes to consolidated condensed financial statements.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The Company has decided to change its fiscal year end from August 31 to December 31, effective for the fiscal year beginning January 1, 1999. The consolidated condensed financial statements included in this Form 10-Q represent the period from September 1, 1998 through December 31, 1998, the Company's transition period (the "Transition Period"), preceding the beginning of the new fiscal year.

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of December 31, 1998 and August 31, 1998, (2) the results of operations for the four months ended December 31, 1998 and December 31, 1997, and (3) cash flows for the four months ended December 31, 1998 and December 31, 1997. Results for the four months ended December 31, 1998 are not necessarily indicative of the results which will be realized for the year ending December 31, 1999. The August 31, 1998 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended August 31, 1998.

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



              RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
            TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                            For the Four Months Ended
                                                December 31, 1998
                                     -----------------------------------------
                                       Income           Shares       Per-Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------     -------------   ---------
Basic EPS:
Income available to
  common stockholders               $(14,633,000)     76,828,879        $(.19)

Effect of Dilutive Securities:
Stock options and grants                                     -

Diluted EPS:
Income available to common
  stockholders + assumed
  conversions                       $(14,633,000)     76,828,879        $(.19)
                                    ------------     -----------        -----
                                    ------------     -----------        -----

              RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
            TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                            For the Four Months Ended
                                                December 31, 1997
                                     -----------------------------------------
                                       Income           Shares       Per-Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------     -------------   ---------
Basic EPS:
Income available to
  common stockholders               $ 19,046,000      76,517,686        $ .25

Effect of Dilutive Securities:
Stock options and grants                               2,028,588

Diluted EPS:
Income available to common
  stockholders + assumed
  conversions                       $ 19,046,000      78,546,274        $ .24
                                    ------------    ------------        -----
                                    ------------    ------------        -----

     The Company has outstanding $175,000,000 of Convertible Subordinated Notes which are convertible into 11,371,020 shares of common stock at $15.39 per share. The notes were outstanding during the four months ended December 31, 1998 but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. In addition, at December 31, 1998, options to purchase 5,595,000 shares of common stock at prices ranging from $2.25 to $12.1875, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss in the current period.

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

     The following unaudited pro forma information presents a summary of the four months consolidated results of operations of the Company and Hercules as if the acquisition of Hercules had occurred September 1, 1997.


   (Thousands except per share amounts)

                               Four Months Ended
                              --------------------
                               Actual    Pro Forma
                               Dec. 31,  Dec. 31,
                                1998       1997
                              ---------  ---------
   Revenues                   $136,723   $175,185
   Net income (loss)          $(14,633)  $ 19,712
   Diluted earnings (loss)
    per share                 $   (.19)  $    .25


4. Information regarding the Company's operations by industry segment for the four months ended December 31, 1998 and 1997 is as follows (dollars in thousands):

                                               December 31,     December 31,
                                                   1998             1997
                                                ----------      -----------
             Revenues:
               Land drilling                    $  71,961       $  90,740
               Offshore drilling                   53,935          47,695
               Rental tools                        10,245          10,887
               Other                                  582             459
                                                ---------       ---------
             Net revenues                       $ 136,723       $ 149,781
                                                ---------       ---------

             Operating income (loss):
               Land drilling <1>                    5,006          21,702
               Offshore drilling                   (1,053)         12,427
               Rental tools                         3,086           4,637
               Other                                 (896)           (839)
               General and administrative          (5,904)         (5,456)
                                                ---------       ---------

             Total operating income                   239          32,471
             Interest expense                     (17,427)        (16,310)
             Other income (expense)-net               920           9,907
                                                ---------       ---------

             Income (loss) before income taxes  $ (16,268)      $  26,068
                                                ---------       ---------
                                                ---------       ---------

<1>
     (1) The four months ended December 31, 1998 includes provision of $4,055 for reduction in carrying value of certain assets. (See note 6 below.)


5. In the third quarter of fiscal year 1998, ended May 31, 1998, the Company reviewed the estimated useful life of its land drilling fleet used for financial depreciation purposes. As a result, the estimated life was extended from 10 to 15 years with a 5% salvage value for most of the major rig components, resulting in a reduction in depreciation expense of approximately $1.7 million for the four months ended December 31, 1998. The Company's historical experience and a comparison with other firms in the industry indicates that its land drilling equipment has a useful life of at least 15 years. The depreciable lives for certain equipment, including drill pipe, were not extended.

6. In December 1998, the Company determined that its operations in Argentina do not meet its strategic objectives and, therefore, has decided that such assets would be actively marketed for disposition. The assets in Argentina consist of 13 drilling rigs and inventories related to these rigs. The Company had previously recognized six of the thirteen rigs as held for sale. The current decision includes all Argentina assets. Due to depressed industry conditions an impairment loss of $4,055,000 was recognized in December 1998. The net realizable value of the Argentina assets is included in other non-current assets.

                      Report of Independent Accountants




To the Board of Directors and Shareholders
Parker Drilling Company

       We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of December 31, 1998, and the related consolidated condensed statement of operations for the four month period ended December 31, 1998 and consolidated condensed statement of cash flows for the four month period ended December 31, 1998. These financial statements are the responsibility of the Company's management.

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


Tulsa, Oklahoma
February 16, 1999

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

OUTLOOK AND OVERVIEW
--------------------

     The loss recognized for the four months ended December 31, 1998 reflects the significant decrease in rig utilization and in dayrates since the third quarter of fiscal year 1998. Lower crude oil prices have negatively impacted the revenue and profits of oil operators, who have responded by reducing exploration and development expenditures. This decline in spending has adversely affected the level of oilfield activity, and in turn, the revenue of most companies in the oilfield service industry.

     If the depressed level of oilfield activity persists, the Company anticipates that it will continue to incur losses. Management believes that cash provided by operations and funds available under the Company's revolving credit facility will be adequate to meet working capital needs based on the continuation of current rig utilization and dayrates, current projected levels of capital expenditures and anticipated prepayments to offset construction costs of a barge rig. In order to conserve cash, management is taking steps to reduce certain discretionary capital expenditures, is reorganizing its worldwide drilling operations to reduce operating and overhead costs, and is considering the strategic sale of certain assets. Management is unable to predict when and to what extent the level of oilfield activity will recover.

RESULTS OF OPERATIONS
---------------------

Four Months Ended Dec. 31, 1998 Compared with Four Months Ended Dec. 31, 1997
-----------------------------------------------------------------------------

     The Company has decided to change its fiscal year end from August 31 to December 31, effective for the fiscal year beginning January 1, 1999. The consolidated condensed financial statements included in this Form 10-Q represent the period from September 1, 1998 through December 31, 1998, the Company's transition period (the "Transition Period"), preceding the beginning of the new fiscal year.

     The Company's operations and results have been altered significantly by the acquisitions of Mallard Bay Drilling, Inc. ("Mallard") and Quail Tools, Inc. ("Quail") in November 1996, the acquisition of Bolifor in July 1997 and the acquisition of Hercules in December 1997. The results of operations of Mallard, Quail and Bolifor are included in both periods presented while Hercules is only included subsequent to December 30, 1997, its date of acquisition.

     The Company recorded a net loss of $14.6 million for the Transition Period compared to net income of $19.0 million recorded for the four month period ended December 31, 1997. The depressed drilling market conditions which began to affect the Company's utilization and dayrates in the second half of fiscal 1998 continued to negatively impact the Company's results in the Transition Period. Each of the Company's primary operating segments--land drilling, offshore drilling and rental tools--experienced a reduction of profit margin (revenue less direct operating expense) when comparing the two periods. In addition, in the Transition Period, the Company recorded a $4.1 million impairment loss (classified as 'Provision for reduction in carrying value of certain assets' on the Statement of Operations) on its rigs and equipment in Argentina which are being held for sale.

     Revenue decreased $13.1 million from $149.8 million in the four months ended December 31, 1997 to $136.7 million in the Transition Period. Land drilling revenue decreased $18.8 million to $72.0 million, largely due to reduced rig utilization in Papua New Guinea, Argentina, Pakistan, Niger and the continental United States. Additionally, in Indonesia, the Company's land drilling revenue continued to be negatively impacted by the fiscal 1998 termination of the geothermal projects on which the Company was providing management, technical and training support. The Company did record drilling revenue increases in Ecuador and Kazakhstan due to increased utilization in those countries.

     Offshore drilling revenue increased $6.2 million to $53.9 million due to the December 1997 acquisition of Hercules, whose operations produced revenue of $13.6 million in the Transition Period. Mallard's offshore drilling revenue decreased $7.4 million when comparing the Transition Period to the four months ended December 31, 1997. Revenue from Mallard's domestic operations decreased $14.5 million to $21.9 million due to lower utilization and dayrates in both drilling and workover operations. Revenue increases from Mallard's international operations in Nigeria and Venezuela partially offset these domestic decreases, due to increased dayrates on one barge rig contract in Nigeria and commencement of operations of barge Rig 76 in Venezuela in September 1998.

     Rental tool revenue declined $.6 million. Revenue generated from the Company's Victoria, Texas facility, which opened in November 1997, somewhat offset reduced revenue generated from rentals from the Company's New Iberia, Louisiana facility.

---------------------

     The Company's overall profit margin, excluding the $4.1 million provision for reduction in carrying value of certain assets, was 26.9% of revenue in the Transition Period, as compared to 38.4% in the four month period ended December 31, 1997. The reduced profit margin is due to revenue decreasing to a greater degree than direct operating costs. Offshore drilling profit margins were impacted by weakness in the shallow water jackup drilling market, negatively affecting both utilization of and dayrates earned by these rigs. Additionally, Mallard's transition zone barge drilling and workover rigs operating in the Gulf of Mexico experienced lower utilization and earned lower average dayrates in the Transition Period than in the same period of the prior year. Land drilling profit margins declined primarily due to lower utilization in most markets in which the Company operates.

     Depreciation and amortization expense increased $7.0 million to $26.5 million in the Transition Period. Depreciation expense and amortization of goodwill of $5.8 million related to the Hercules acquisition, were the primary reasons for the increase. Depreciation expense recorded on fiscal 1998 capital additions also contributed to the increase, which was offset by a reduction of approximately $1.7 million due to the extension of the depreciable lives of the Company's land drilling fleet from 10 to 15 years in the third quarter of fiscal 1998.

     Interest expense increased $1.1 million due to higher debt levels outstanding in the Transition Period than in the prior year period. In calendar year 1998, the Company incurred an additional $150.0 million in Senior Notes debt and borrowed $30.0 million under the revolving credit facility. A portion of the proceeds from the $150.0 million in Senior Notes, which were issued in March 1998, was used to repay $83.0 million under a bank term loan. The increased interest expense from this additional debt was offset somewhat by a $1.7 million increase in interest capitalized to construction projects. Interest income decreased $3.1 million due to lower average cash balances maintained during the Transition Period when compared to the prior year period. The decrease in Other income - net, $5.9 million, was primarily due to the gain of $4.6 million recorded during the four months ended December 31, 1997, on the Company's disposition of its interest in OnSite Technology L.L.C.

     Income tax expense consists primarily of foreign tax expense and deferred tax benefit. The decrease in foreign tax expense is directly attributed to declining revenues and operating income during the Transition Period at international locations. The deferred tax benefit is due to the net loss incurred during the Transition Period.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company had cash, cash equivalents and other short-term investments of $24.3 million at December 31, 1998, a decrease of $30.9 million from the August 31, 1998 balance. Primary sources of cash during the Transition Period were $11.2 million provided by operating activities, as reflected on the Consolidated Statements of Cash Flows, and $10.0 million borrowed under the Company's revolving credit facility. Capital expenditures of $52.7 million were the Company's primary use of cash during the Transition Period.

-------------------------------

     Major capital projects on-going during the Transition Period included the modification of barge Rig 71 (re-numbered 257), which is being modified for a contract in the Caspian Sea, and the construction of new barge Rig 75 for a contract in Nigeria. It is anticipated that drilling operations under both contracts will begin in mid-1999. Other major expenditures included the modification of a land rig for a contract in Kazakhstan, which commenced drilling during the Transition Period, and the construction of a new support facility in New Iberia, Louisiana for the Company's drilling operations.

     To finance the Company's November 1996 acquisitions of Mallard and Quail, the July 1997 acquisition of the assets of Bolifor and the December 1997 acquisition of Hercules as well as the significant capital expenditures made in fiscal year 1998 and during the Transition Period, the Company has issued various debt instruments. The Company has total long-term debt, including the current portion, of $661.9 million at December 31, 1998. The Company's Series D 9 3/4% Senior Notes of $450.0 million are payable November 2006 and $175.0 million of 5 1/2% Convertible Subordinated Notes are payable July 2004. The Convertible Subordinated Notes are convertible at the option of the holder into shares of common stock of Parker Drilling Company at any time prior to maturity at a conversion price of $15.39 per share.

     The Company has a $75.0 million revolving credit facility which is available for working capital requirements, general corporate purposes and to support letters of credit. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80% of eligible accounts receivable plus 50% of supplies in inventory. At December 31, 1998, $30.0 million was outstanding under the revolving credit facility and $12.9 million in letters of credit had been issued, leaving $32.1 million available under the revolver. The revolving credit facility terminates on December 31, 2000.

     Both the Senior Notes and the revolving credit facility contain customary affirmative and negative covenants, including restrictions on incurrence of debt and sales of assets. The revolving credit facility prohibits, among other things, payment of dividends and the indenture for the Senior Notes restricts the payment of dividends.

     The Company anticipates cash requirements for capital spending will be substantially less in calendar year 1999 (anticipated $85.0 million) than in fiscal year 1998 ($196.1 million). The Company's two most significant on-going construction projects, the modification of barge Rig 71/257 for service in the Caspian Sea and the construction of barge Rig 75 for service in Nigeria, are scheduled for completion in mid-1999. In addition, the Company will receive prepayments from the operator to offset a substantial portion of the expenditures required to modify Rig 71/257.

     If the depressed level of oilfield activity persists, the Company anticipates that it will continue to incur losses. Management believes that cash provided by operations and funds available under the Company's revolving credit facility will be adequate to meet working capital needs based on the continuation of current rig utilization and dayrates, current projected levels of capital expenditures and anticipated prepayments to offset construction costs of a barge rig. In order to conserve cash, management is taking steps to reduce certain discretionary capital expenditures, is reorganizing its worldwide drilling operations to reduce operating and overhead costs, and is considering the strategic sale of certain assets. Management is unable to predict when and to what extent the level of oilfield activity will recover.

OTHER MATTERS
-------------

Indonesian Operations
---------------------

     The current economic conditions in Indonesia have created uncertainty regarding the Company's Indonesian operations. The Company provides management, technical and training support to an Indonesian-owned drilling contractor, whose services include the drilling of geothermal wells related to power plant projects. Due to the uncertain economic conditions in Indonesia, certain of these power plant projects have been postponed or delayed. As a result, payments from a significant customer for services provided by the Indonesian contractor have been delayed. The Indonesian contractor has initiated an arbitration against its customer for payment of outstanding receivables. The Company believes that resolution of this matter will not have a material adverse effect on the Company's results of operations or financial position.


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

     At this time no system replacement dates were accelerated because of the Year 2000 problem. The cost to date for the project has been in internal salaries and purchasing some testing software. The software costs to date are not deemed material. Approximately $400,000 has been budgeted for the Year 2000 project in calendar year 1999.

-------------

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

        Exhibit 27 Financial Data Schedule [Edgar Version Only]

(b) Reports on Form 8-K - Parker Drilling Company ("Parker") filed a report on Form 8- K on November 6, 1998 in which the Company announced that it had entered into an Agreement and Plan of Merger under which Superior Energy Services, Inc. ("Superior") would become a wholly owned subsidiary of Parker. Parker and Superior subsequently announced on January 7, 1999 that they had jointly agreed to terminate their merger agreement, with Superior agreeing to make a cash payment to Parker in settlement of certain obligations under the merger agreement.


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



                                                       Parker Drilling Company
                                                       -----------------------
                                                              Registrant



Date:  February 16, 1999


                                 By:  /s/ James J. Davis
                                     -----------------------------------------
                                          James J. Davis
                                          Senior Vice President-Finance and
                                          Chief Financial Officer




                                 By:  /s/ W. Kirk Brassfield
                                     -----------------------------------------
                                          W. Kirk Brassfield
                                          Controller and
                                          Chief Accounting Officer

                               INDEX TO EXHIBITS

Exhibit
Number                             Description
-------                            -----------


15              Letter re Unaudited Interim Financial Information

27              Financial Data Schedule [Edgar Version Only]