Form 10-K/A
period 1998-08-31
PARKER DRILLING CO /DE/
filed 1999-02-26
CIK 76321

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 10549

                                   FORM 10-K/A-1
            (Mark One)
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 1998
                                              ---------------
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

                                             Name of each exchange on
Common Stock, par value $.16 2/3                  which registered:
          per share                         New York Stock Exchange, Inc.
--------------------------------            -----------------------------
      (Title of class)

             Securities registered pursuant to section 12(g) of the Act:
                                     N/A
             ----------------------------------------------------------
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                           ---     ---
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of December 31, 1998, 76,886,806 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was $226.0 million.
                        Documents Incorporated by Reference

Part III, Items 10 through 13       Portions of the Company's definitive Proxy
                                    Statement in connection with its Annual
                                    Meeting to be held February 25, 1999.
-------------------------------------------------------------------------------
Exhibit 99 is an Additional Exhibit - Annual Report on Form 11-K with respect to the Parker Drilling Company Stock Bonus Plan and is being filed as an exhibit to the Company's Form 10-K for fiscal year ended August 31, 1998 pursuant to Rule 15d-21(b) of the Securities Exchange Act of 1934.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                PARKER DRILLING COMPANY
                                                -----------------------
                                                      (Registrant)



Date:  February 26, 1999            By:         /s/ I. E. Hendrix
                                         -------------------------------------
                                                I. E. Hendrix
                                                Vice President and Treasurer

                               INDEX TO EXHIBITS



                  Exhibit
                  Number                          Description
                  -------                         -----------


                    99                    Annual Report on Form 11-K