Form 10-Q
period 1999-03-31
PARKER DRILLING CO /DE/
filed 1999-05-14
CIK 76321

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

                  FOR THE QUARTERLY PERIOD ENDED     March 31, 1999
                                                  ---------------------
                                      OR

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


     As of April 30, 1999, 77,085,531 common shares were outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                                          PARKER DRILLING COMPANY

                                                   INDEX


Part I.  Financial Information                                                                     Page No.

        Consolidated Condensed Balance Sheets (Unaudited) -
          March 31, 1999 and December 31, 1998                                                         2

        Consolidated Condensed Statements of Operations (Unaudited) -
          Three Months Ended March 31, 1999 and 1998
                                                                                                       3

        Consolidated Condensed Statements of Cash Flows (Unaudited) -
          Three Months Ended March 31, 1999 and 1998                                                   4

        Notes to Unaudited Consolidated Condensed
          Financial Statements                                                                       5 - 8

        Report of Independent Accountants                                                              9

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                       10 - 15


Part II.  Other Information

        Item 6, Exhibits and Reports on Form 8-K                                                       16

        Signatures                                                                                     17

        Exhibit 10(a) Parker Drilling Company Stock Bonus Plan

        Exhibit 15, Letter Re Unaudited Interim
         Financial Information

        Exhibit 27, Financial Data Schedule [Edgar Version Only]



                        PART 1.  FINANCIAL INFORMATION
                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                 (Unaudited)
                                                March 31,     December 31
                                                  1999           1998
                                             --------------  ------------
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents                   $   24,798     $   24,314
  Accounts and notes receivable                   97,967        105,810
  Rig materials and supplies                      14,728         18,755
  Other current assets                            10,704         13,224
                                              ----------     ----------
    Total current assets                         148,197        162,103

Property, plant and equipment less accumulated
  depreciation and amortization of $458,941 at
  March 31, 1999 and $445,464 at December 31,
  1998                                           725,162        729,873

 Goodwill, net of accumulated amortization
 of $14,920 at March 31, 1999 and $13,025
 at December 31, 1998                            212,337        214,232

Other noncurrent assets                           56,739         53,118
                                              ----------     ----------
     Total assets                             $1,142,435     $1,159,326
                                              ----------     ----------
                                              ----------     ----------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
Current liabilities:
  Current portion of long-term debt           $   31,151     $   31,404
  Accounts payable and accrued liabilities        75,287         72,437
  Accrued income taxes                             6,771          7,576
                                              ----------     ----------
      Total current liabilities                  113,209        111,417
                                              ----------     ----------
Long-term debt                                   629,318        630,479
Deferred income tax                               35,553         41,253

Other long-term liabilities                       12,719         12,227

Stockholders' equity:
  Common stock, $.16 2/3 par value                12,842         12,815
  Capital in excess of par value                 342,154        341,699
  Retained earnings (accumulated deficit)         (3,360)         9,436
                                              ----------     ----------
     Total stockholders' equity                  351,636        363,950
                                              ----------     ----------
      Total liabilities and
        stockholders' equity                  $1,142,435     $1,159,326
                                              ----------     ----------
                                              ----------     ----------
                  See accompanying notes to consolidated condensed financial statements.

                                 PARKER DRILLING COMPANY AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (Dollars in Thousands Except Per Share Amounts)
                                                (Unaudited)
                               Three Months Ended
                               --------------------
                               March 31,  March 31,
                                 1999       1998
                               --------   ---------
Revenues:
  Domestic drilling            $ 28,417    $ 55,642
  International drilling         50,941      62,934
  Rental tools                    7,267       8,671
  Other                             221         467
                               --------    --------
Total revenues                   86,846     127,714
                               --------    --------
Operating expenses:
  Domestic drilling              27,845      36,083
  International drilling         35,018      39,748
  Rental tools                    2,557       3,718
  Other                              97         508
  Depreciation and
    amortization                 19,976      18,409
  General and administrative      4,404       4,667
  Restructuring charges (Note 6)  2,200         -
  Provision for reduction in
    carrying value of certain
    assets (Note 5)               1,500         -
                               --------    --------
Total operating expenses         93,597     103,133
                               --------    --------
Operating income (loss)          (6,751)     24,581
                               --------    --------
Other income and (expense):
  Interest expense              (13,264)    (12,908)
  Interest income                   387         562
  Other income - net              4,124        (379)
                               --------    --------
Total other income and (expense) (8,753)    (12,725)
                               --------    --------
Income (loss) before
  income taxes                  (15,504)     11,856
                               --------    --------
Income tax expense (benefit):
  Current tax expense-foreign     2,992       5,859
  Deferred tax benefit           (5,700)        -
                               --------    --------
                                 (2,708)      5,859
                               --------    --------
Net income (loss)              $(12,796)   $  5,997
                               --------    --------
                               --------    --------
Earnings (loss) per share,
  Basic                        $   (.17)   $    .08
                               --------    --------

  Diluted                      $   (.17)   $    .08
                               --------    --------
Number of common shares used
  in computing earnings per share:

   Basic                     76,959,672  76,701,670
                             ----------  ----------
   Diluted                   76,959,672  77,880,396
                             ----------  ----------
                  See accompanying notes to consolidated condensed financial statements.

                                 PARKER DRILLING COMPANY AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             Increase (Decrease) in Cash and Cash Equivalents
                                          (Dollars in Thousands)
                                                (Unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                       --------------------
                                                         1999         1998
                                                       --------     -------
Cash flows from operating activities:
  Net income (loss)                                   $ (12,796)    $ 5,997
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                      19,976      18,409
      Expenses not requiring cash                         1,064       1,486
      Deferred income taxes                              (5,700)        -
      Provision for reduction in carrying
        value of certain assets                           1,500         -
      Change in operating assets and liabilities         11,163      31,121
      Other-net                                          (2,440)       (571)
                                                      ---------  ----------

    Net cash provided by operating
      activities                                         12,767      56,442
                                                      ---------   ---------

Cash flows from investing activities:
  Capital expenditures                                  (15,263)    (56,279)
  Acquisition of Hercules                                   -        (1,100)
  Proceeds from the sale of equipment                     4,355       1,710
  Other-net                                                 -          (801)
                                                      ---------   ---------
     Net cash used in investing activities              (10,908)    (56,470)
                                                      ---------   ---------

Cash flows from financing activities:
  Proceeds from issuance of debt                            -       153,739
  Principal payments under debt obligations              (1,309)   (119,193)
  Other                                                     (66)       (157)
                                                      ---------   ---------
     Net cash provided by (used in)
       financing activities                              (1,375)     34,389
                                                      ---------   ---------

Net change in cash and cash equivalents                     484      34,361

Cash and cash equivalents at
  beginning of period                                    24,314      32,444
                                                      ---------   ---------
Cash and cash equivalents at
  end of period                                       $  24,798   $  66,805
                                                      ---------   ---------
                                                      ---------   ---------
Supplemental cash flow information:
  Interest paid                                       $   5,711   $   6,950
  Taxes paid                                          $   3,797   $   3,570



                  See accompanying notes to consolidated condensed financial statements.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The Company has changed its fiscal year end from August 31 to December 31, effective for the fiscal year beginning January 1, 1999. The consolidated condensed financial statements included in this Form 10-Q represent the period from January 1, 1999 through March 31, 1999, the first quarterly period under the Company's new fiscal year.

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of March 31, 1999 and December 31, 1998, (2) the results of operations for the three months ended March 31, 1999 and March 31, 1998, and (3) cash flows for the three months ended March 31, 1999 and March 31, 1998. Results for the three months ended March 31, 1999 are not necessarily indicative of the results which will be realized for the year ending December 31, 1999. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended August 31, 1998.

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



              RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
            TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                            For the Three Months Ended
                                                March 31, 1999
                                     -----------------------------------------
                                       Income           Shares       Per-Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------     -------------   ---------
Basic EPS:
Income available to
  common stockholders               $(12,796,000)     76,959,672        $(.17)

Effect of Dilutive Securities:
Stock options and grants                                     -

Diluted EPS:
Income available to common
  stockholders + assumed
  conversions                       $(12,796,000)     76,959,672        $(.17)
                                    ------------     -----------        -----
                                    ------------     -----------        -----

              RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
            TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                            For the Three Months Ended
                                                 March 31, 1998
                                     -----------------------------------------
                                       Income           Shares       Per-Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------     -------------   ---------
Basic EPS:
Income available to
  common stockholders               $  5,997,000      76,701,670        $ .08

Effect of Dilutive Securities:
Stock options and grants                               1,178,726

Diluted EPS:
Income available to common
  stockholders + assumed
  conversions                       $  5,997,000      77,880,396        $ .08
                                    ------------    ------------        -----
                                    ------------    ------------        -----

     The Company has outstanding $175,000,000 of Convertible Subordinated Notes which are convertible into 11,371,020 shares of common stock at $15.39 per share. The notes were outstanding during the three months ended March 31, 1999 but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. In addition, at March 31, 1999, options to purchase 5,605,000 shares of common stock at prices ranging from $2.25 to $12.1875, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss in the current period.

3. During the three months ended March 31, 1999 the Company has restructured its worldwide drilling operations into two primary business units, "Domestic Operations" and "International Operations." The Company makes operating decisions and assesses performance based on these geographic segments and based on services provided: land drilling, offshore drilling and rental tools. Information regarding the Company's operations by industry segment for the three months ended March 31, 1999 and 1998 is as follows (dollars in thousands):

                                                 March 31,       March 31,
                                                   1999             1998
                                                ----------      -----------
             Revenues:
               Domestic drilling
                 Land                           $   7,060       $  12,753
                 Offshore                          21,357          42,889
               International drilling
                 Land                              38,436          54,450
                 Offshore                          12,505           8,484
               Rental tools                         7,267           8,671
               Other                                  221             467
                                                ---------       ---------
             Net revenues                       $  86,846       $ 127,714
                                                ---------       ---------

             Operating income (loss):
               Domestic drilling
                 Land                                 290           2,912
                 Offshore                         (10,027)          7,962
               International drilling
                 Land                               5,343          13,077
                 Offshore                           3,486           2,820
               Rental tools                         2,564           3,254
               Other                                 (303)           (777)
                                                ---------       ---------
               Total operating income
                 by segment <1>                     1,353          29,248
                                                ---------       ---------
               Provision for reduction in
                 carrying value of certain
                 assets                            (1,500)            -
               Restructuring charges               (2,200)            -
               General and administrative          (4,404)         (4,667)
                                                ---------       ---------

             Total operating income (loss)         (6,751)         24,581
             Interest expense                     (13,264)        (12,908)
             Other income (expense)-net             4,511             183
                                                ---------       ---------

             Income (loss) before income taxes  $ (15,504)      $  11,856
                                                ---------       ---------
                                                ---------       ---------

     <FN1>
     <1> Total operating income (loss) by segment is calculated by excluding General and administrative expense, Restructuring charges and Provision for reduction in carrying value of certain assets from Operating income (loss), as reported in the Consolidated Condensed
     Statements of Operations.




4. In the third quarter of fiscal year 1998, ended May 31, 1998, the Company reviewed the estimated useful life of its land drilling fleet used for financial depreciation purposes. As a result, the estimated life was extended from 10 to 15 years with a 5% salvage value for most of the major rig components, resulting in a reduction in depreciation expense of approximately $1.3 million for the three months ended March 31, 1999. The Company's historical experience and a comparison with other firms in the industry indicates that its land drilling equipment has a useful life of at least 15 years. The depreciable lives for certain equipment, including drill pipe, were not extended.

5. In December 1998, the Company determined that its operations in Argentina do not meet its strategic objectives and that such assets would be actively marketed for disposition. The assets in Argentina consist of 13 drilling rigs and inventories related to these rigs. The Company had previously recognized six of the thirteen rigs as held for sale. The current decision includes all Argentina assets. Due to depressed industry conditions an impairment loss of $4,055,000 was recognized in December 1998. The net realizable value of the Argentina assets is included in other non-current assets.

     In March 1999, the Company increased its allowance for doubtful accounts by $1,500,000. Several of the Company's customers have encountered financial difficulties, including the filing of bankruptcy, which has resulted in their reduced ability to pay the Company for previously provided services.

6. During the three months ended March 31, 1999 the Company has restructured its worldwide drilling operations into two primary business units, "Domestic Operations" and "International Operations". In connection with this restructuring, certain duplicative administrative and operating functions have been eliminated, resulting in $2.2 million in severance costs. It is anticipated that substantially all incurred but unpaid amounts ($2.0 million at March 31, 1999) will be paid in the current calendar year.

7. The Company has received and anticipates receiving additional prepayments from the operator to offset a substantial portion of the expenditures required to modify barge Rig 257 for a contract in the Caspian Sea. These prepayments, $41.8 million as of March 31, 1999, are being accounted for similar to mobilization fees and, accordingly, have been reflected as a reduction of capital expenditures in the Statements of Cash Flows and as a reduction of property, plant and equipment in the Consolidated Condensed Balance Sheets. Prepayments received as of December 31, 1998, $20.3 million, were previously included in other long-term liabilities and have been reclassified on the Consolidated Condensed Balance Sheets to reflect the above described accounting treatment.

                      Report of Independent Accountants




To the Board of Directors and Shareholders
Parker Drilling Company

       We have reviewed the consolidated condensed balance sheets of Parker Drilling Company and subsidiaries as of March 31, 1999 and December 31, 1998, and the related consolidated condensed statement of operations for the three month period ended March 31, 1999 and consolidated condensed statement of cash flows for the three month period ended March 31, 1999. These financial statements are the responsibility of the Company's management.

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




                     By:  /s/ PricewaterhouseCoopers LLP
                          ------------------------------
                          PricewaterhouseCoopers LLP


Tulsa, Oklahoma
May 14, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements may be made directly in this document, referring to the Company, or in other documents filed by the Company with the Securities and Exchange Commission, and referred to in this Form 10-Q. All statements included in this document, other than statements of historical facts, that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future, including future operating results, future capital expenditures and investments in the acquisition and refurbishment of rigs and equipment, repayment of debt, expansion and growth of operations, anticipated cost savings, Year 2000 issues, and other such matters, are forward-looking statements.

     Forward-looking statements are based on certain assumptions and analyses made by the management of the Company in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although management of the Company believes that their assumptions are reasonable based on current information available, they are subject to certain risks and uncertainties, many of which are outside the control of the Company. These risks include worldwide economic and business conditions, oil and gas market prices, industry conditions, international trade restrictions and political instability, operating hazards and uninsured risks, governmental regulations and environmental matters, substantial leverage, seasonality and adverse weather conditions, concentration of customer and supplier relationships, upgrade and refurbishment projects, competition, integration of operations, acquisition strategy, and other similar factors (some of which are discussed in documents referred to in this Form 10-Q.) Because the forward-looking statements are subject to risks and uncertainties, the actual results of operations and actions taken by the Company may differ materially from those expressed or implied by such forward-looking statements.


OUTLOOK AND OVERVIEW
--------------------

     The loss recognized for the three months ended March 31, 1999 reflects the continued weakness in most of the Company's drilling markets which has resulted in a significant decrease in rig utilization and in dayrates since the third quarter of fiscal year 1998. Lower crude oil prices have negatively impacted the revenue and profits of oil operators, who have responded by reducing exploration and development expenditures. This decline in spending has adversely affected the level of oilfield activity, and in turn, the revenue of most companies in the oilfield service industry. Although crude oil and natural gas prices have increased recently, management is unable to predict when and to what extent spending by operators and rig dayrates and utilization will be affected.

     If the depressed level of oilfield activity persists, the Company anticipates that it will continue to incur losses. Management believes that cash provided by operations and funds available under the Company's revolving credit facility will be adequate to meet working capital needs. Management's projections regarding the sufficiency of cash is contingent upon the continuation of current rig utilization and dayrates, the commencement of operations under two significant barge rig contracts in mid-1999, current projected levels of capital expenditures and the timely receipt of prepayments to offset construction and related costs for the modification of a barge rig.

---------------------


In order to conserve cash, management has taken steps to reduce certain discretionary capital expenditures, has reorganized its worldwide drilling operations to reduce operating and overhead costs, and is considering the sale of certain assets, the latter of which will be accelerated as needed in the event assumptions to meet cash requirements are not realized. In addition, the Company is pursuing project financing on the newly built Rig 75 destined for Nigeria, which financing would provide an additional $25 million in available funds. Management is unable to predict whether the financing can be completed on terms acceptable to the Company.


Three Months Ended March 31, 1999 Compared with Three Months Ended March 31,
1998
----------------------------------------------------------------------------


     The Company changed its fiscal year end from August 31 to December 31, effective for the year beginning January 1, 1999. The consolidated condensed financial statements included in this Form 10-Q represent the period from January 1, 1999 through March 31, 1999, the first quarterly period under the Company's new fiscal year, and the comparable period in the prior year.

     The Company recorded a net loss of $12.8 million for the three months ended March 31, 1999 compared to net income of $6.0 million recorded for the three month period ended March 31, 1998. The depressed drilling market conditions which began to affect the Company's utilization and dayrates in the second half of fiscal 1998 continued to negatively impact the Company's results in the current period. Each of the Company's primary operating segments--domestic drilling, international drilling and rental tools-- experienced a reduction of profit margin (revenue less direct operating expense) when comparing the two periods. In addition, in the current quarter, the Company recorded a $1.5 million provision for doubtful accounts receivable (classified as 'Provision for reduction in carrying value of certain assets' in the Statement of Operations) and recorded restructuring charges attributable to its worldwide reorganization of $2.2 million. The reorganized worldwide drilling operations will have two primary business units, "Domestic Operations" and "International Operations". In connection with this restructuring, certain duplicative administrative and operating functions have been eliminated. The Company anticipates the reorganization and other consolidation efforts will result in annual cost savings of approximately $8.5 million.

     Revenue decreased $40.9 million from $127.7 million in the three months ended March 31, 1998 to $86.8 million in the current year's first quarter. Domestic drilling revenue decreased from $55.6 million to $28.4 million, a decrease of 48.9%. Domestic land drilling revenue decreased $5.7 million due primarily to lower utilization in the lower 48 states. The Company's sole rig in Alaska, Rig 245, was released from its contract during the current quarter, also contributing to the reduced revenue from land operations in the United States. Domestic offshore drilling revenue decreased $21.5 million, reflecting continued weakness in barge, jackup and platform markets.

       International drilling revenue declined $12.0 million from $62.9 million in the calendar 1998 first quarter to $50.9 million in the current quarter. International land drilling revenues decreased $16.0 million while offshore drilling revenues increased $4.0 million. Primarily responsible for the land drilling revenue decrease was reduced revenue in the Asia Pacific region,

---------------------


including the countries of Pakistan, Papua New Guinea, New Zealand and Indonesia. Land drilling revenues from operations in Latin America and the independent states of the former Soviet Union were comparable when comparing the two periods as markets in Colombia, Bolivia and Kazakhstan have not been negatively impacted to the same degree as the Asia Pacific countries mentioned previously. The increase of $4.0 million in international offshore drilling revenue was due to the commencement of operations of barge Rig 76 in Venezuela in September 1998. Revenue of $8.5 million contributed by three barge rigs located in Nigeria was equal to the amount earned in 1998. In Nigeria, an increase in dayrates on one of the barge rigs was offset by reduced revenue from one barge rig placed on a standby rate in the current quarter.

        Rental tool revenue declined $1.4 million or approximately 16%, due primarily to reduced drilling activity in the Gulf of Mexico.

     The Company's overall profit margin, excluding the $1.5 million provision for reduction in carrying value of certain assets and $2.2 million in reorganization charges, was $21.3 million or 24.6% of revenue in the current quarter as compared to $47.7 million or 37.3% of revenue in the three months ended March 31, 1998. The reduced profit margin and profit margin percentages are due to revenue decreasing to a greater degree than direct operating costs. Although dayrates have decreased in a number of the Company's markets, direct operating costs have not decreased by a corresponding percentage.
Domestically, profit margins have been negatively impacted particularly in the Company's offshore operations, in both shallow water jackup and barge operations. Jackup dayrates have declined materially due to the lower number of rigs operating in the Gulf of Mexico and also due to increased competition for available contracts from rigs capable of operating in deeper waters, as fewer deep water contract opportunities have been available. The Company's transition zone barge drilling and workover rigs operating in the Gulf of Mexico also experienced lower utilization and earned lower average dayrates in the current period when compared to the same period of the prior year.
Domestic land drilling profit margins declined primarily due to lower utilization and due to the release of Rig 245 from its contract in Alaska during the current quarter.
       International drilling profit margins declined $7.3 million due primarily to the lower utilization in the Company's land drilling operations discussed previously. The Company's international offshore barge drilling operations had an increase in profit margin of $.9 million, due to the commencement of operations of Rig 76 in Venezuela in September 1998.

     Depreciation and amortization expense increased $1.6 million to $20.0 million in the current quarter. Depreciation expense recorded on 1998 capital additions was the primary reason for the increase, which was offset by a reduction of approximately $1.3 million due to the extension of the depreciable lives of the Company's land drilling fleet from 10 to 15 years in the third quarter of fiscal 1998.

     Interest expense increased $.4 million due to higher debt levels outstanding in the current quarter when compared to the prior year period, offset by a $1.5 million increase in interest capitalized to construction projects. The increase in Other income - net, $4.5 million, was primarily due to gains recorded on the disposition of property, plant and equipment and from a $2.1 million payment received from Superior Energy Services, Inc. ("Superior") as part of the agreement to terminate the Agreement and Plan of Merger with Superior.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Income tax expense consists of foreign tax expense and deferred tax benefit. Lower international drilling revenues and operating income has resulted in a decrease in foreign tax expense when comparing the two periods. The deferred tax benefit is due to the net loss incurred during the three months ended March 31, 1999.

     The Company had cash, cash equivalents and other short-term investments of $24.8 million at March 31, 1999, an increase of $.5 million from the December 31, 1998 balance. The primary sources of cash during the three month period were $12.8 million provided by operating activities, as reflected on the Consolidated Statements of Cash Flows, and prepayments from the operator to offset a portion of the expenditures to modify Rig 257 for service in the Caspian Sea. A decrease in accounts receivable due to collections was the primary source of cash provided by operating activities.

       Capital expenditures of $15.3 million were the Company's primary use of cash during the quarter ended March 31, 1999. Major capital projects on-going during the period included the modification of barge Rig 257, which is being modified for a contract in the Caspian Sea and the construction of new barge Rig 75 for a contract in Nigeria. Payments received from the operator to offset a portion of the expenditures to modify Rig 257 are reflected as a reduction in capital expenditures in the Consolidated Statements of Cash Flows. It is anticipated that drilling operations under both contracts will begin in mid-1999. Other major expenditures included the modification of two barge rigs for a contract with Texaco in the transition zones of the Gulf Coast and the completion of construction of a new support facility in New Iberia, Louisiana.

     To finance the Company's 1996 and 1997 acquisitions and the significant capital expenditures made in fiscal year 1998 and during the four months ended December 31, 1998, the Company has issued various debt instruments. The Company has total long-term debt, including the current portion, of $660.5 million at March 31, 1999. The Company has a $75.0 million revolving credit facility which is available for working capital requirements, general corporate purposes and to support letters of credit. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80% of eligible accounts receivable plus 50% of supplies in inventory. At March 31, 1999, $30.0 million was outstanding under the revolving credit facility and $9.2 million in letters of credit had been issued. Due to a decline in the amount of eligible accounts receivable, the borrowing base as of March 31, 1999 was reduced to $68.5 million, leaving $29.3 million available for borrowing. Subsequent to March 31, 1999, $10.0 million was drawn on the revolving credit facility, reducing the amount available for borrowing to $19.3 million. It is possible that the borrowing base could fall further, depending upon future business activity and resulting accounts receivable balances. The revolving credit facility terminates on December 31, 2000.

     Both the Company's long-term debt indenture and the revolving credit facility contain customary affirmative and negative covenants, including restrictions on incurrence of debt and sales of assets. The revolving credit facility prohibits, among other things, payment of dividends and the indenture for the Senior Notes restricts the payment of dividends. Effective October 1, 1999 the covenant related to the Company's debt to total capital ratio will be reduced from 70% to 65%. Although the Company is currently in compliance, based on management's current financial projections, the Company will not be in compliance with the covenant at October 1, 1999. The Company anticipates receiving a waiver from this covenant. If a waiver is not received, the Company will pursue other financing alternatives.

-------------------------------

     The Company anticipates cash requirements for capital spending will be substantially less in calendar year 1999 ($40.0 million projected, net of anticipated receipts to offset capital expenditures) than in fiscal year 1998 ($180.0 million, net of receipts to offset capital expenditures). The Company's two most significant on-going construction projects, the modification of barge Rig 257 for service in the Caspian Sea and the construction of barge Rig 75 for service in Nigeria, are scheduled for completion in mid-1999.

     If the depressed level of oilfield activity persists, the Company anticipates that it will continue to incur losses. Management believes that cash provided by operations and funds available under the Company's revolving credit facility will be adequate to meet working capital needs. Management's projections regarding the sufficiency of cash is contingent upon the continuation of current rig utilization and dayrates, the commencement of operations under two significant barge rig contracts in mid-1999, current projected levels of capital expenditures and the timely receipt of prepayments to offset construction and related costs for the modification of a barge rig. In order to conserve cash, management has taken steps to reduce certain discretionary capital expenditures, has reorganized its worldwide drilling operations to reduce operating and overhead costs and is considering the sale of certain assets, the latter of which will be accelerated as needed in the event assumptions to meet cash requirements are not realized. In addition, the Company is pursuing project financing on the newly built Rig 75 destined for Nigeria, which financing would provide an additional $25 million in available funds. Management is unable to predict whether the financing can be completed on terms acceptable to the Company. Although crude oil and natural gas prices have increased recently, management is unable to predict when and to what extent spending by operators and rig dayrates and utilization will be affected.

OTHER MATTERS
-------------

Indonesian Operations
---------------------

     The current economic conditions in Indonesia have created uncertainty regarding the Company's Indonesian operations. The Company provides management, technical and training support to an Indonesian-owned drilling contractor, whose services include the drilling of geothermal wells related to power plant projects. Due to the uncertain economic conditions in Indonesia, certain of these power plant projects, and the drilling of wells in support thereof, have been postponed or delayed. As a result, payments from a significant customer for services provided by the Indonesian contractor have been delayed. The Indonesian contractor has initiated an arbitration against its customer for payment of outstanding receivables. The Company believes that resolution of this matter will not have a material adverse effect on the Company's results of operations or financial position.

Year 2000
---------

     The Company plans to achieve and maintain Year 2000 compliance with a project consisting of seven phases. The phases include awareness, inventory, assessment, detailed analysis, compliance testing, remediation and monitoring compliance. Prior to establishing the Year 2000 project, the Company made a decision to replace most of its outdated systems with commercial off the shelf systems and standardized desktop systems. The Company spent much of 1997 replacing critical financial, human resources and payroll systems with new purchased software that is Year 2000 certified by the Information Technology Association of America. The Year 2000 problem was not the main reason for upgrading the information technology platform, however it will be beneficial in achieving Year 2000 compliance.

     The Company has completed the initial awareness phase, inventory, assessment and testing of its core information technology systems. The inventory, assessment and testing of non-information technology systems including telecommunication systems, business machines, security systems, premise equipment, rig equipment and other embedded chip technology is partially completed. The inventory and assessment of drilling rig components containing imbedded chips indicates that most do not have date related logic. Testing is being conducted on components with date sensitive chips to determine if a date related problem could occur. The Company is surveying its critical supply chain and business partners to establish their state of readiness. It is expected that all critical systems testing and necessary remediation will be completed by June 30, 1999. The remainder of 1999 will be devoted to monitoring compliance and contingency planning.

     At this time no system replacement dates were accelerated because of the Year 2000 problem. The cost to date for the project has been in internal salaries and purchasing some testing software. The software costs to date are not deemed material. Approximately $400,000 has been budgeted for the Year 2000 project in calendar year 1999.

     The Company believes that its most likely worst-case scenario would be a disruption of the supply chain. It is impossible for the Company to predict the likelihood of such an occurrence or the extent of the impact on our operations. As part of the contingency planning process to help mitigate these risks the Company is looking at alternative suppliers. Contingency plans will be customized as required for international locations to cover personnel safety, rigs, division offices, crew rotations and rig supplies.

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:
                                                                      Page
        Exhibit 10(a) Amended and Restated Parker Drilling Company
        Stock Bonus Plan, effective as of January 1, 1999.

        Exhibit 15 Letter re Unaudited Interim Financial Information    18

        Exhibit 27 Financial Data Schedule [Edgar Version Only]

(b) Reports on Form 8-K - Parker Drilling Company ("Parker") filed a report on Form 8-K on January 11, 1999 in which the Company announced that it had jointly agreed with Superior Energy
        Services, Inc. ("Superior"), to terminate the previously announced
        Agreement and Plan of Merger under which "Superior" would become a wholly owned subsidiary of Parker. Under the termination agreement, Superior agreed to make a cash payment to Parker in settlement of certain obligations under the merger agreement.


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



Date:  May 14, 1999


                                 By:  /s/ James J. Davis
                                     -----------------------------------------
                                          James J. Davis
                                          Senior Vice President-Finance and
                                          Chief Financial Officer




                                 By:  /s/ W. Kirk Brassfield
                                     -----------------------------------------
                                          W. Kirk Brassfield
                                          Controller and
                                          Chief Accounting Officer

                               INDEX TO EXHIBITS

Exhibit
Number                             Description
-------                            -----------

10(a) Amended and Restated Parker Drilling Company Stock Bonus Plan, effective as of January 1, 1999.

15              Letter re Unaudited Interim Financial Information

27              Financial Data Schedule [Edgar Version Only]