Form 10-Q
period 1999-06-30
PARKER DRILLING CO /DE/
filed 1999-08-13
CIK 76321

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

                  FOR THE QUARTERLY PERIOD ENDED     JUNE 30, 1999
                                                  ---------------------
                                      OR

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


     As of June 30, 1999, 77,169,309 common shares were outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                                          PARKER DRILLING COMPANY

                                                   INDEX


Part I.  Financial Information                                                                     Page No.

        Consolidated Condensed Balance Sheets (Unaudited) -
          June 30, 1999 and December 31, 1998                                                          2

        Consolidated Condensed Statements of Operations (Unaudited) -
          Three and Six Months Ended June 30, 1999 and 1998
                                                                                                       3

        Consolidated Condensed Statements of Cash Flows (Unaudited) -
          Six Months Ended June 30, 1999 and 1998                                                      4

        Notes to Unaudited Consolidated Condensed
          Financial Statements                                                                       5 - 10

        Report of Independent Accountants                                                              11

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                       12 - 18


Part II.  Other Information

        Item 6, Exhibits and Reports on Form 8-K                                                       19

        Signatures                                                                                     20

        Exhibit 15, Letter Re Unaudited Interim
         Financial Information

        Exhibit 27, Financial Data Schedule [Edgar Version Only]



                        PART 1.  FINANCIAL INFORMATION
                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                 (Unaudited)
                                                   June 30,      December 31,
                                                     1999           1998
                                                --------------  ------------
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents                      $   19,043     $   24,314
  Other short-term investments                          300
  Accounts and notes receivable                      91,986        105,810
  Rig materials and supplies                         12,277         18,755
  Other current assets                               10,676         13,224
                                                 ----------     ----------
    Total current assets                            134,282        162,103

Property, plant and equipment less accumulated
  depreciation and amortization of $466,318 at
  June 30, 1999 and $445,464 at December 31, 1998   719,271        729,873

Goodwill, net of accumulated amortization
 of $16,601 at June 30, 1999 and $13,025
 at December 31, 1998                               208,220        214,232

Other noncurrent assets                              56,312         53,118
                                                 ----------     ----------
     Total assets                                $1,118,085     $1,159,326
                                                 ----------     ----------
                                                 ----------     ----------
                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------
Current liabilities:
  Current portion of long-term debt              $   41,260     $   31,404
  Accounts payable and accrued liabilities           60,248         72,437
  Accrued income taxes                                6,670          7,576
                                                 ----------     ----------
      Total current liabilities                     108,178        111,417
                                                 ----------     ----------
Long-term debt                                      629,097        630,479
Deferred income tax                                  29,726         41,253

Other long-term liabilities                          12,088         12,227


Stockholders' equity:
  Common stock, $.16 2/3 par value                   12,862         12,815
  Capital in excess of par value                    342,567        341,699
  Retained earnings (accumulated deficit)           (16,433)         9,436
                                                 ----------     ----------
     Total stockholders' equity                     338,996        363,950
                                                 ----------     ----------
      Total liabilities and
        stockholders' equity                     $1,118,085     $1,159,326
                                                 ----------     ----------
                                                 ----------     ----------
                  See accompanying notes to consolidated condensed financial statements.

                                 PARKER DRILLING COMPANY AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (Dollars in Thousands Except Per Share Amounts)
                                                (Unaudited)
                                  Three Months Ended      Six Months Ended
                                 --------------------    -------------------
                                 June 30,    June 30,    June 30,   June 30,
                                   1999        1998        1999       1998
                                 --------   ---------    --------   --------
Revenues:
  Domestic drilling              $ 28,871    $ 55,271    $ 57,288   $110,913
  International drilling           46,811      57,973      97,752    120,907
  Rental tools                      6,288       7,877      13,555     16,548
  Other                                24         531         245        998
                                 --------    --------    --------   --------
Total revenues                     81,994     121,652     168,840    249,366
                                 --------    --------    --------   --------
Operating expenses:
  Domestic drilling                23,586      34,593      51,431     70,676
  International drilling           31,680      42,020      66,698     81,768
  Rental tools                      2,818       3,361       5,375      7,079
  Other                                11         519         108      1,027
  Depreciation and
    amortization                   20,326      17,613      40,302     36,022
  General and administrative        3,791       4,694       8,195      9,361
  Restructuring charges (Note 6)      800         -         3,000        -
  Provision for reduction in
    carrying value of certain
    assets (Note 5)                 3,750         -         5,250        -
                                 --------    --------    --------   --------
Total operating expenses           86,762     102,800     180,359    205,933
                                 --------    --------    --------   --------
Operating income (loss)            (4,768)     18,852     (11,519)    43,433
                                 --------    --------    --------   --------
Other income and (expense):
  Interest expense                (13,383)    (12,368)    (26,647)   (25,276)
  Interest income                     282         817         669      1,379
  Other income - net                1,096        (501)      5,220       (880)
                                 --------    --------    --------   --------
Total other income and (expense)  (12,005)    (12,052)    (20,758)   (24,777)
                                 --------    --------    --------   --------
Income (loss) before
  income taxes                    (16,773)      6,800     (32,277)    18,656
                                 --------    --------    --------   --------
Income tax expense (benefit):
  Current tax expense-foreign       2,127       1,294       5,119      7,153
  Deferred tax expense (benefit)   (5,827)      2,100     (11,527)     2,100
                                 --------    --------    --------   --------
                                   (3,700)      3,394      (6,408)     9,253
                                 --------    --------    --------   --------
Net income (loss)                $(13,073)   $  3,406    $(25,869)  $  9,403
                                 --------    --------    --------   --------
                                 --------    --------    --------   --------
Earnings (loss) per share,
  Basic                          $   (.17)   $    .04    $   (.34)  $    .12
                                 --------    --------    --------   --------

  Diluted                        $   (.17)   $    .04    $   (.34)  $    .12
                                 --------    --------    --------   --------
Number of common shares used
  in computing earnings per share:

   Basic                       77,118,498  76,733,708   77,039,523  76,717,778
                               ----------  ----------   ----------  ----------
   Diluted                     77,118,498  77,223,736   77,039,523  77,580,927
                               ----------  ----------   ----------  ----------
                  See accompanying notes to consolidated condensed financial statements.

                                 PARKER DRILLING COMPANY AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             Increase (Decrease) in Cash and Cash Equivalents
                                          (Dollars in Thousands)
                                                (Unaudited)
                                                         Six Months Ended
                                                             June 30,
                                                      ---------------------
                                                         1999         1998
                                                      ---------    --------
Cash flows from operating activities:
  Net income (loss)                                   $ (25,869)    $ 9,403
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                      40,302      36,022
      Expenses not requiring cash                         2,208       2,332
      Deferred income taxes                             (11,527)      2,100
      Provision for reduction in carrying
        value of certain assets                           5,250         -
      Change in operating assets and liabilities          2,414      44,936
      Other-net                                          (2,949)       (876)
                                                      ---------  ----------

    Net cash provided by operating
      activities                                          9,829      93,917
                                                      ---------   ---------

Cash flows from investing activities:
  Capital expenditures                                  (35,867)   (116,593)
  Acquisition of Hercules                                   -        (1,147)
  Acquisition of Bolifor                                    -        (2,189)
  Proceeds from the sale of equipment                    11,986       3,125
  Purchase of short-term investments                       (300)        -
  Other-net                                                 463        (802)
                                                      ---------   ---------
     Net cash used in investing activities              (23,718)   (117,606)
                                                      ---------   ---------

Cash flows from financing activities:
  Proceeds from issuance of debt                         10,252     152,809
  Principal payments under debt obligations              (1,568)   (119,313)
  Other                                                     (66)       (157)
                                                      ---------   ---------
     Net cash provided by
       financing activities                               8,618      33,339
                                                      ---------   ---------

Net change in cash and cash equivalents                  (5,271)      9,650

Cash and cash equivalents at
  beginning of period                                    24,314      32,444
                                                      ---------   ---------
Cash and cash equivalents at
  end of period                                       $  19,043   $  42,094
                                                      ---------   ---------
                                                      ---------   ---------
Supplemental cash flow information:
  Interest paid                                       $  28,335   $  24,416
  Taxes paid                                          $   6,025   $   6,859



                  See accompanying notes to consolidated condensed financial statements.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The Company has changed its fiscal year end from August 31 to December 31, effective for the fiscal year beginning January 1, 1999. The consolidated condensed financial statements included in this Form 10-Q represent the period from January 1, 1999 through June 30, 1999, the first six months reported under the Company's new fiscal year, and the comparable period in the prior year.

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of June 30, 1999 and December 31, 1998, (2) the results of operations for the three and six months ended June 30, 1999 and 1998, and (3) cash flows for the six months ended June 30, 1999 and 1998. Results for the six months ended June 30, 1999 are not necessarily indicative of the results which will be realized for the year ending December 31, 1999. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended August 31, 1998. Our independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, their report of that review should not be considered a part of any registration statements prepared or certified by them within the meaning of Sections 7 and 11 of that Act.

2. Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires a presentation of basic earnings per share (EPS) that excludes dilutive securities from the computation as well as a presentation of diluted EPS that includes the effect of any dilutive securities in the computation. The requirements of this statement have been followed for all earnings per share figures included in this Form 10-Q.



              RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
            TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                            For the Three Months Ended
                                                  June 30, 1999
                                     -----------------------------------------
                                       Income           Shares       Per-Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------     -------------   ---------
Basic EPS:
Income available to
  common stockholders               $(13,073,000)     77,118,498        $(.17)

Effect of Dilutive Securities:
Stock options and grants                                     -

Diluted EPS:
Income available to common
  stockholders                      $(13,073,000)     77,118,498        $(.17)
                                    ------------     -----------        -----
                                    ------------     -----------        -----

              RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
            TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                            For the Six Months Ended
                                                  June 30, 1999
                                     -----------------------------------------
                                       Income           Shares       Per-Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------     -------------   ---------
Basic EPS:
Income available to
  common stockholders               $(25,869,000)     77,039,523        $(.34)

Effect of Dilutive Securities:
Stock options and grants                                     -

Diluted EPS:
Income available to common
  stockholders                      $(25,869,000)     77,039,523        $(.34)
                                    ------------     -----------        -----
                                    ------------     -----------        -----



                                            For the Three Months Ended
                                                  June 30, 1998
                                     -----------------------------------------
                                       Income           Shares       Per-Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------     -------------   ---------
Basic EPS:
Income available to
  common stockholders               $  3,406,000      76,733,708        $ .04

Effect of Dilutive Securities:
Stock options and grants                                 490,028

Diluted EPS:
Income available to common
  stockholders                      $  3,406,000      77,223,736        $ .04
                                    ------------    ------------        -----
                                    ------------    ------------        -----

              RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
            TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                            For the Six Months Ended
                                                 June 30, 1998
                                     -----------------------------------------
                                       Income           Shares       Per-Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------     -------------   ---------
Basic EPS:
Income available to
  common stockholders               $  9,403,000      76,717,778        $ .12

Effect of Dilutive Securities:
Stock options and grants                                 863,149

Diluted EPS:
Income available to common
  stockholders                      $  9,403,000      77,580,927        $ .12
                                    ------------    ------------        -----
                                    ------------    ------------        -----


     The Company has outstanding $175,000,000 of Convertible Subordinated Notes which are convertible into 11,371,020 shares of common stock at $15.39 per share. The notes were outstanding during the periods ended June 30, 1999 and 1998, but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. In addition, for the three and six months ended June 30, 1999, options to purchase 5,405,000 shares of common stock at prices ranging from $2.25 to $12.1875, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss in the current period. For the three and six months ended June 30, 1998, options to purchase 1,450,500 shares at prices ranging from $9.3125 to $12.1875 and 1,430,500 shares at prices ranging from $10.8125 to $12.1875, respectively, were outstanding but not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares during the periods. During July 1999, the Company issued options on 1,884,000 shares of common stock.

3. During the six months ended June 30, 1999 the Company has restructured its worldwide drilling operations into two primary business units, "Domestic Operations" and "International Operations." The Company makes operating decisions and assesses performance based on these geographic segments and based on services provided: land drilling, offshore drilling and rental tools. Information regarding the Company's operations by industry segment for the three and six months ended June 30, 1999 and 1998 is as follows (dollars in thousands):

                                    Three Months Ended      Six Months Ended
                                   June 30,    June 30,   June 30,    June 30,
                                     1999        1998       1999        1998
                                  ---------   ---------  ----------  ---------
     Revenues:
       Domestic drilling
         Land                     $  4,575    $ 11,923    $ 11,635   $ 24,676
         Offshore                   24,296      43,348      45,653     86,237
       International drilling
         Land                       34,135      49,348      72,571    103,798
         Offshore                   12,676       8,625      25,181     17,109
       Rental tools                  6,288       7,877      13,555     16,548
       Other                            24         531         245        998
                                  --------    --------    --------   --------
     Net revenues                 $ 81,994    $121,652    $168,840   $249,366
                                  --------    --------    --------   --------

     Operating income (loss):
       Domestic drilling
         Land                         (265)      2,285          25      5,197
         Offshore                   (4,723)      9,207     (14,751)    17,168
       International drilling
         Land                        4,743       6,571      10,086     19,648
         Offshore                    2,938       2,635       6,425      5,456
       Rental tools                  1,277       2,818       3,841      6,072
       Other                          (397)         30        (700)      (747)
                                  --------    --------     -------   --------
       Total operating income
         by segment <1>              3,573      23,546       4,926     52,794
                                  --------    --------     -------   --------
       Provision for reduction in
         carrying value of certain
         assets                     (3,750)        -        (5,250)      -
       Restructuring charges          (800)        -        (3,000)      -
       General and administrative   (3,791)     (4,694)     (8,195)    (9,361)
                                  --------    --------     -------   --------

     Total operating income (loss)  (4,768)     18,852     (11,519)    43,433
     Interest expense              (13,383)    (12,368)    (26,647)   (25,276)
     Other income (expense)-net      1,378         316       5,889        499
                                  --------    --------     -------   --------
     Income (loss) before
       income taxes               $(16,773)   $  6,800    $(32,277)  $ 18,656
                                  --------    --------    --------   --------
                                  --------    --------    --------   --------

     <FN1>
     <1> Total operating income (loss) by segment is calculated by excluding General and administrative expense, Restructuring charges and Provision for reduction in carrying value of certain assets from Operating income (loss), as reported in the Consolidated Condensed Statements of Operations.

4. In the third quarter of fiscal year 1998, ended May 31, 1998, the Company reviewed the estimated useful life of its land drilling fleet used for financial depreciation purposes. As a result, the estimated life was extended from 10 to 15 years with a 5% salvage value for most of the major rig components, resulting in a reduction in depreciation expense of approximately $2.6 million for the six months ended June 30, 1999. The Company's historical experience and a comparison with other firms in the industry indicates that its land drilling equipment has a useful life of at least 15 years. The depreciable lives for certain equipment, including drill pipe, were not extended.

5. In December 1998, the Company determined that its operations in Argentina do not meet its strategic objectives and that such assets would be actively marketed for disposition. The assets to be disposed of consist of 13 drilling rigs and inventories related to these rigs. The Company had previously recognized six of the thirteen rigs as held for sale. Due to depressed industry conditions impairment losses of $4.1 million and $2.1 million were recognized in December 1998 and in the current quarterly period, respectively. The net realizable value of the Argentina assets is included in other non-current assets.

     In calendar 1999, the Company increased its allowance for doubtful accounts by $3.2 million, including $1.7 million in the three months ended June 30, 1999. Certain of the Company's customers have encountered financial difficulties, including the filing of bankruptcy, which has resulted in their reduced ability to pay the Company for previously provided services.

6. During the six months ended June 30, 1999 the Company has restructured its worldwide drilling operations into two primary business units, "Domestic Operations" and "International Operations". In connection with this restructuring, certain duplicative administrative and operating functions have been eliminated, resulting in $3.0 million in severance costs, including $.8 million in the current quarter. It is anticipated that substantially all incurred but unpaid amounts ($1.0 million at June 30, 1999) will be paid in the current calendar year.

7. The Company has received and anticipates receiving additional prepayments from the operator to offset a substantial portion of the expenditures required to modify barge Rig 257 for a contract in the Caspian Sea. These prepayments, $55.3 million as of June 30, 1999, are being accounted for similar to mobilization fees for a newly constructed drilling rig and, accordingly, have been reflected as a reduction of capital expenditures in the Statements of Cash Flows and as a reduction of property, plant and equipment in the Consolidated Condensed Balance Sheets. Prepayments received as of December 31, 1998 were $20.3 million.

8.   Subsequent Event

     On August 12, 1999 the Company signed a definitive agreement to sell its thirteen lower-48 land drilling rigs to Unit Corporation for $40 million cash plus 1.0 million shares of Unit common stock. The definitive agreement contains customary conditions to closing and is subject to Unit's completion of an offering of common shares, for which Unit has filed a shelf registration statement.

                      Report of Independent Accountants




To the Board of Directors and Shareholders
Parker Drilling Company

       We have reviewed the consolidated condensed balance sheets of Parker Drilling Company and subsidiaries as of June 30, 1999 and December 31, 1998, and the related consolidated condensed statement of operations for the three and six month periods ended June 30, 1999 and consolidated condensed statement of cash flows for the six month period ended June 30, 1999. These financial statements are the responsibility of the Company's management.

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


Tulsa, Oklahoma
August 3, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements may be made directly in this document, referring to the Company, or in other documents filed by the Company with the Securities and Exchange Commission, and referred to in this Form 10-Q. All statements included in this document, other than statements of historical facts, that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future, including future operating results, future capital expenditures and investments in the acquisition and refurbishment of rigs and equipment, restructuring of credit facility, borrowings or repayment of debt, expansion and growth of operations, anticipated cost savings, Year 2000 issues, and other such matters, are forward-looking statements.

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


OUTLOOK AND OVERVIEW
--------------------

     The loss recognized for the three and six months ended June 30, 1999 reflects the continued weakness in most of the Company's drilling markets which has resulted in a significant decrease in rig utilization and in dayrates since mid 1998. Lower crude oil prices, throughout 1998 and into early 1999, negatively impacted the revenue and profits of oil operators, who responded by reducing exploration and development expenditures. This decline in spending has adversely affected the level of oilfield activity, and in turn, the revenue of most companies in the oilfield service industry. Although crude oil and natural gas prices have increased recently, management is unable to predict when and to what extent spending by operators and rig dayrates and utilization will be positively affected.

     Management anticipates that the Company will continue to incur losses until there is a significant increase in the level of oil field activity. Management believes, however, that cash provided by operations and funds available under the Company's revolving credit facility will be adequate to meet working capital needs. Management's projection regarding the sufficiency of cash is contingent upon the continuation of current rig utilization and dayrates, the commencement of operations under two significant barge rig contracts during the third quarter, current projected levels of capital expenditures, and the replacement of the Company's current revolving credit facility with a new facility on terms acceptable to the Company.

---------------------


In order to conserve cash, management has taken steps to reduce certain discretionary capital expenditures and has reorganized its worldwide drilling operations to reduce operating and overhead costs. Management's current estimate of the annual cost savings to be realized as a result of the recent restructuring is $10.5 million. To raise cash in addition to that provided by operating activities, the Company has sold certain of its non-strategic assets and is considering the sale of additional non-strategic assets. On August 12, 1999 the Company signed a definitive agreement to sell its thirteen lower-48 land drilling rigs to Unit Corporation for $40 million cash plus 1.0 million shares of Unit common stock. (See Note 8 in the Notes to Unaudited Consolidated Condensed Financial Statements.) In addition, the Company is pursuing project financing on the newly built Rig 75 destined for Nigeria, which financing would provide an additional $25 million in available funds. Management is unable to predict whether the financing can be completed on terms acceptable to the Company.


Three Months Ended June 30, 1999 compared with Three Months Ended June 30, 1998
-------------------------------------------------------------------------------

       The Company changed its fiscal year end from August 31 to December 31, effective for the year beginning January 1, 1999. The consolidated condensed financial statements included in this Form 10-Q represent the period from January 1, 1999 through June 30, 1999, the first periods reported under the Company's new fiscal year, and the comparable period in the prior year.

       The Company recorded a net loss of $13.1 million, or $.17 per share in the three months ended June 30, 1999 compared to net income of $3.4 million or $.04 per share in the same period of the prior year. Continued weakness in demand for the Company's contract drilling services, which began in mid 1998, was the primary reason for the loss in the current quarterly period. Revenues and profit margins (revenue less direct operating expense) decreased significantly in the Company's domestic drilling segment and to a lesser degree in its international drilling and rental tool segments, when comparing the three months ended June 30 of 1999 and 1998, respectively. In the current quarter, the Company did record a $3.8 million provision for reduction in the carrying value of certain assets, including $2.1 million related to the Company's Southern Argentina assets held for sale and $1.7 million related to an increase in the Company's provision for doubtful accounts. In addition, the Company's current year restructuring of its worldwide drilling operations resulted in a charge of $.8 million in the current quarter.

       Revenue decreased $39.7 million, or 33%, to $82.0 million, from the
$121.7 million recorded for the three months ended June 30, 1998.   Domestic
drilling revenue decreased $26.4 million due to lower utilization and dayrates earned on the Company's land and offshore rigs. Certain markets, including the U. S. Gulf Coast land and shallow water jackup rig markets, experienced a greater decrease in revenue than others, including the Rocky Mountain land region where the Company has experienced greater demand for its rigs.

       International drilling revenue decreased $11.2 million in the current quarter due to a $15.2 million decrease in international land drilling revenue offset by a $4.0 million increase in international offshore revenue. Lower utilization was the primary reason revenues decreased in the international land markets of Colombia, Peru, Argentina, Bolivia, Pakistan, New Guinea, New Zealand and Indonesia. The Company did record revenue increases in the independent states of the former Soviet Union due primarily to increased labor contract revenues. International offshore barge drilling revenue increased

---------------------

due to operations in the current year of barge Rig 76 in Venezuela. This barge has completed operations and is currently being re-located to the U.S. Gulf Coast market. Offshore barge revenues earned in Nigeria were comparable to the prior year quarter as increased revenue due to a dayrate increase on one rig was offset by reduced revenue from one barge rig placed on a standby rate.

       The decrease in rental tool revenue of $1.6 million, from $7.9 million to $6.3 million, was due primarily to reduced drilling activity in the Gulf of Mexico, the primary market for the Company's rental tools.

       The Company's overall profit margin declined to $23.9 million or 29% of revenue from $41.2 million or 34% of revenue when comparing the second quarter of 1999 and 1998. Domestic land drilling profit margins decreased due primarily to lower utilization in the Gulf Coast region and due to completion of operations on Rig 245 in Alaska in the first quarter of calendar 1999. Domestic offshore margins decreased due to weakness in demand for both the Company's shallow water jackup and shallow water barge rigs in the current quarter when compared to the prior year.

       Depreciation and amortization expense increased $2.7 million to $20.3 million in the current year quarter due to depreciation expense recorded on the Company's 1998 capital expenditures which were at historically high levels. General and administrative expense decreased $.9 million due largely to reduced costs associated with the Company's current year restructuring. As noted previously, the Company recorded $.8 million of restructuring charges and a $3.8 million provision for reduction in the carrying value of certain assets in the current quarter. The provision for reduction in the carrying value of certain assets included a $2.1 million charge related to the Company's Southern Argentina land rig assets held for sale and $1.7 million related to an increase in the Company's provision for doubtful accounts, as certain of the Company's customers have recently filed for bankruptcy.

       Interest expense increased $1.0 million due to higher average debt levels outstanding during the current quarter. Other income - net increased $1.6 million due in part to gains recorded in the current quarter on the disposition of property, plant and equipment. Income tax expense consists of foreign tax expense and deferred tax benefit. The deferred tax benefit recorded in the current quarter is due to the net loss incurred during the three months ended June 30, 1999.

Six Months Ended June 30, 1999 compared with Six Months Ended June 30, 1998
---------------------------------------------------------------------------

       The Company recorded a net loss of $25.9 million and $.34 per share in the six months ended June 30, 1999 compared to net income of $9.4 million and $.12 per share in the same period of the prior year. Weakness in worldwide drilling markets which has resulted in lower revenue and profit margins, restructuring charges of $3.0 million and a $5.3 million provision for the reduction in carrying value of certain assets contributed to the net loss in the current year.

       Revenues and profit margins decreased $80.5 million and $43.6 million, respectively, when comparing the six months ended June 30, 1999 and 1998. Domestic revenues decreased $53.6 million to $57.3 million when comparing the six month periods due to decreased utilization and dayrates in each of the drilling markets in which the Company participates. Certain markets, including the U. S. Gulf Coast land region, have been negatively impacted during the drilling downturn to a greater extent than others, including the

---------------------

Rocky Mountain land market. Domestic offshore operations, including barge, jackup and platform rigs, have all experienced lower utilization and dayrates, resulting in lower revenues earned in the current fiscal year when compared to 1998. Rental tool revenue of $13.6 million in the current year reflects a decrease of $3.0 million, or 18%, reflective of decreased drilling in the Gulf of Mexico.

       International drilling revenue decreased $23.2 million due primarily to decreased utilization in the Company's Latin American and Asia Pacific markets. Revenues increased in the independent states of the former Soviet Union due to increased labor contract revenue and rig utilization. International offshore revenue increased in the current year period due to the operations of the Company's Rig 76 in Venezuela in the current year. This rig is currently being re-located to the domestic offshore market.

       Profit margins have decreased in the domestic and international drilling segments in which the Company operates and also in the rental tool segment. Profit margins as a percent of revenue have remained relatively constant in the international drilling and rental tool segments as dayrates and rental rates have not been negatively impacted to the same degree as domestic dayrates. In particular, dayrates and margins earned by the Company's jackup rigs operating in the Gulf of Mexico have declined materially, when compared to the 1998 period.

       Depreciation and amortization expense increased $4.3 million to $40.3 million in the 1999 period due to depreciation expense recorded on the Company's 1998 capital expenditures, offset to some degree by a reduction of approximately $1.3 million due to the extension of the depreciable lives of the Company's land drilling fleet from 10 to 15 years in the third quarter of fiscal 1998. General and administrative expense decreased $1.2 million due in part to the Company's current year restructuring of its worldwide drilling operations, which has resulted in the current year restructuring charge of $3.0 million.

       The Company has recorded $5.3 million in charges for the provision for reduction in the carrying value of certain assets in the current year. The Company has reduced its estimate of proceeds to be received on the sale of the Company's Southern Argentina land rig assets which resulted in a $2.1 million charge in the current year. An increase in the Company's provision for doubtful accounts resulted in the additional $3.2 million charge as certain of the Company's customers have filed for bankruptcy protection due in part to the depressed oil and gas prices experienced during the industry downturn.

       Interest expense increased $1.4 million due to the Company's higher average debt levels in the current year. Interest capitalized to construction projects during the current year of $3.0 million exceeded the $1.7 million for the six months ended June 30, 1998 by $1.3 million. Other income - net increased $6.1 million due primarily to an increase in the amount of gains recorded in 1999 on the disposition of property, plant and equipment and from a $2.1 million payment received from Superior Energy Services, Inc. ("Superior") as part of the agreement to terminate the Agreement and Plan of Merger with Superior.

       Income tax expense consists of foreign tax expense and deferred tax benefit. Lower international drilling revenues and operating income has resulted in a decrease in foreign tax expense when comparing the two periods. The deferred tax benefit is due to the net loss incurred during the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had cash, cash equivalents and other short-term investments of $19.3 million at June 30, 1999, a decrease of $5.0 million from the December 31, 1998 balance. The primary sources of cash during the six month period were $9.8 million provided by operating activities, as reflected on the Consolidated Statements of Cash Flows, prepayments from the operator to offset a portion of the expenditures to modify Rig 257 for service in the Caspian Sea and $12.0 million from the disposition of equipment. The Company has sold two of its rigs in the current year, one domestic land rig and one offshore platform rig. A decrease in accounts receivable due to collections was the primary source of cash provided by operating activities.

       Net capital expenditures of $35.9 million were the Company's primary use of cash during the six months ended June 30, 1999. Major capital projects on-going during the period included the modification of barge Rig 257, which is being modified for a contract in the Caspian Sea and the construction of new barge Rig 75 for a contract in Nigeria. Payments received from the operator to offset a portion of the expenditures to modify Rig 257 are reflected as a reduction in capital expenditures in the Consolidated Statements of Cash
Flows. It is anticipated that drilling operations under both contracts will begin in the near future. Both rigs have arrived at their respective drilling locations and are in the final stages of rigging up to begin drilling operations. Other major expenditures included the modification of two barge rigs for a contract with Texaco in the transition zones of the Gulf Coast and the completion of a new support facility in New Iberia, Louisiana.

     To finance the Company's 1996 and 1997 acquisitions and the significant capital expenditures made in fiscal year 1998 and during the four months ended December 31, 1998, the Company has issued various debt instruments. The Company has total long-term debt, including the current portion, of $670.0 million at June 30, 1999. The Company has a $75.0 million revolving credit facility which is available for working capital requirements, general corporate purposes and to support letters of credit. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80% of eligible accounts receivable plus 50% of supplies in inventory. At June 30, 1999, $40.0 million was outstanding under the revolving credit facility and $6.4 million in letters of credit had been issued. Due to a decline in the amount of eligible accounts receivable, the borrowing base as of June 30, 1999 was reduced to $59.7 million, leaving $13.3 million available for borrowing. It is possible that the borrowing base could fall further, depending upon future business activity and resulting accounts receivable balances. The revolving credit facility terminates on December 31, 2000.

     Both the Company's long-term debt indenture and the revolving credit facility contain customary affirmative and negative covenants, including restrictions on incurrence of debt and sales of assets. The revolving credit facility prohibits, among other things, payment of dividends and the indenture for the Senior Notes restricts the payment of dividends. Effective October 1, 1999 the covenant related to the Company's debt to total capital ratio will be reduced from 70% to 65%. Although the Company is currently in compliance, based on management's current financial projections, the Company will not be in compliance with the covenant at October 1, 1999. The Company is negotiating a new revolving credit agreement at the present time with different banks which, if obtained, will have different covenants than those noted and give the Company additional financing flexibility.

-------------------------------

     The Company anticipates cash requirements for capital spending will be substantially less in calendar year 1999 ($40.0 million projected, net of anticipated receipts to offset capital expenditures) than in fiscal year 1998 ($180.0 million, net of receipts to offset capital expenditures). The Company's two most significant construction projects, the modification of barge Rig 257 for service in the Caspian Sea and the construction of barge Rig 75 for service in Nigeria, are at their respective drilling locations and are in the final stages of rigging up to begin drilling operations.

     Until operators respond to the increase in crude oil prices and increase spending, the Company anticipates that it will continue to incur losses. Management believes that cash provided by operations and funds available under the Company's revolving credit facility will be adequate to meet working capital needs. Management's projection regarding the sufficiency of cash is contingent upon the continuation of current rig utilization and dayrates, the commencement of operations under two significant barge rig contracts during the third quarter, current projected levels of capital expenditures and the replacement of the Company's current revolving credit facility with a new facility on terms acceptable to the Company. In order to conserve cash, management has taken steps to reduce certain discretionary capital expenditures and has reorganized its worldwide drilling operations to reduce operating and overhead costs. To raise cash in addition to that provided by operating activities, the Company has disposed of certain non-strategic assets and is considering the sale of additional non-strategic assets, the most significant of which would be the sale of its "lower 48" land rig assets. In addition, the Company is pursuing project financing on the newly built Rig 75 destined for Nigeria, which financing would provide an additional $25 million in available funds. Management is unable to predict whether the financing can be completed on terms acceptable to the Company. Although crude oil and natural gas prices have increased recently, management is unable to predict when and to what extent spending by operators and rig dayrates and utilization will be affected.

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

     The Company has completed the initial awareness phase, inventory, assessment and testing of its core information technology systems. The inventory, assessment and testing of non-information technology systems including telecommunication systems, business machines, security systems, premise equipment, rig equipment and other embedded chip technology is partially completed. The inventory and assessment of drilling rig components containing imbedded chips indicates that most do not have date related logic. Testing is being conducted on components with date sensitive chips to determine if a date related problem could occur. To date, testing of specific drilling rig equipment has not revealed any date related problems. The Company is surveying its critical supply chain and business partners to establish their state of readiness. It is expected that all critical systems testing and necessary remediation will be completed by September 30, 1999.
The remainder of 1999 will be devoted to monitoring compliance and contingency planning.

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

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
                                                                     Page
(a)     Exhibits:

        Exhibit 15 Letter re Unaudited Interim Financial Information    18

        Exhibit 27 Financial Data Schedule [Edgar Version Only]

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended June 30,1999.


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



Date:  August 13, 1999


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