Form 10-Q
period 1999-09-30
PARKER DRILLING CO /DE/
filed 1999-11-12
CIK 76321

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

                  FOR THE QUARTERLY PERIOD ENDED     SEPTEMBER 30, 1999
                                                  ---------------------
                                      OR

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


     As of September 30, 1999, 77,272,602 common shares were outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                                          PARKER DRILLING COMPANY
                                                   INDEX


Part I.  Financial Information                                                                     Page No.

        Consolidated Condensed Balance Sheets (Unaudited) -
          September 30, 1999 and December 31, 1998                                                     2

        Consolidated Condensed Statements of Operations (Unaudited) -
          Three and Nine Months Ended September 30, 1999 and 1998                                      3

        Consolidated Condensed Statements of Cash Flows (Unaudited) -
          Nine Months Ended September 30, 1999 and 1998                                                4

        Notes to Unaudited Consolidated Condensed
          Financial Statements                                                                       5 - 10

        Report of Independent Accountants                                                              11

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                       12 - 18


Part II.  Other Information

        Item 6, Exhibits and Reports on Form 8-K                                                       19

        Signatures                                                                                     20

        Exhibit 3, By-Laws as amended July 27, 1999

        Exhibit 15, Letter Re Unaudited Interim
         Financial Information

        Exhibit 27, Financial Data Schedule [Edgar Version Only]



                        PART 1.  FINANCIAL INFORMATION
                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                 (Unaudited)
                                                       September 30,    December 31,
                                                           1999            1998
                                                      --------------  ------------
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents                            $   20,532     $   24,314
  Other short-term investments                                300            -
  Accounts and notes receivable                            89,778        105,810
  Rig materials and supplies                               12,425         18,755
  Other current assets                                     11,512         13,224
                                                       ----------     ----------
    Total current assets                                  134,547        162,103

Property, plant and equipment less accumulated
  depreciation and amortization of $404,917 at
  September 30, 1999 and $445,464 at December 31, 1998    679,958        729,873

Goodwill, net of accumulated amortization
 of $21,296 at September 30, 1999 and $13,025
 at December 31, 1998                                     205,961        214,232

Other noncurrent assets                                    71,148         53,118
                                                       ----------     ----------
     Total assets                                      $1,091,614     $1,159,326
                                                       ----------     ----------
                                                       ----------     ----------

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------
Current liabilities:
  Current portion of long-term debt                    $    1,179     $   31,404
  Accounts payable and accrued liabilities                 69,216         72,437
  Accrued income taxes                                      7,596          7,576
                                                       ----------     ----------
      Total current liabilities                            77,991        111,417
                                                       ----------     ----------
Long-term debt                                            628,912        630,479
Deferred income tax                                        32,310         41,253

Other long-term liabilities                                11,614         12,227

Stockholders' equity:
  Common stock, $.16 2/3 par value                         12,879         12,815
  Capital in excess of par value                          343,016        341,699
  Retained earnings (accumulated deficit)                 (15,108)         9,436
                                                       ----------     ----------
     Total stockholders' equity                           340,787        363,950
                                                       ----------     ----------
      Total liabilities and stockholders' equity       $1,091,614     $1,159,326
                                                       ----------     ----------
                                                       ----------     ----------
                      See accompanying notes to consolidated condensed financial statements.

                                     PARKER DRILLING COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (Dollars in Thousands Except Per Share Amounts) (Unaudited)
                                  Three Months Ended     Nine Months Ended
                                 --------------------    -------------------
                                 Sept. 30,  Sept. 30,    Sept. 30,  Sept. 30,
                                   1999        1998        1999       1998
                                 --------   --------     --------   --------
Revenues:
  Domestic drilling              $ 27,206    $ 46,424    $ 84,494   $157,337
  International drilling           45,868      61,880     143,620    182,787
  Rental tools                      6,978       7,695      20,533     24,243
  Other                                28         592         273      1,590
                                 --------    --------    --------   --------
Total revenues                     80,080     116,591     248,920    365,957
                                 --------    --------    --------   --------
Operating expenses:
  Domestic drilling                26,047      32,979      77,478    103,655
  International drilling           31,719      45,102      98,417    126,870
  Rental tools                      2,801       3,695       8,176     10,774
  Other                               836         947         944      1,974
  Depreciation and
    amortization                   20,944      19,435      61,246     55,457
  General and administrative        4,106       3,830      12,301     13,191
  Restructuring charges (Note 6)      -           -         3,000        -
  Provision for reduction in
    carrying value of certain
    assets (Note 5)                 5,357         -        10,607        -
                                 --------    --------    --------   --------
Total operating expenses           91,810     105,988     272,169    311,921
                                 --------    --------    --------   --------
Operating income (loss)           (11,730)     10,603     (23,249)    54,036
                                 --------    --------    --------   --------
Other income (expense):
  Interest expense                (15,048)    (12,620)    (41,695)   (37,896)
  Interest income                     373         887       1,042      2,266
  Gain on disposition of assets    34,330         102      37,279        981
  Other income - net                 (590)       (923)      1,681     (2,682)
                                 --------    --------    --------   --------
Total other income (expense)       19,065     (12,554)     (1,693)   (37,331)
                                 --------    --------    --------   --------
Income (loss) before
  income taxes                      7,335      (1,951)    (24,942)    16,705
                                 --------    --------    --------   --------
Income tax expense (benefit):
  Current tax expense-foreign       3,402       1,373       8,521      8,526
  Deferred tax expense (benefit)    2,608         400      (8,919)     2,500
                                 --------    --------    --------   --------
                                    6,010       1,773        (398)    11,026
                                 --------    --------    --------   --------
Net income (loss)                $  1,325    $ (3,724)   $(24,544)  $  5,679
                                 --------    --------    --------   --------
                                 --------    --------    --------   --------
Earnings (loss) per share,
  Basic                          $    .02    $   (.05)   $   (.32)  $    .07
                                 --------    --------    --------   --------

  Diluted                        $    .02    $   (.05)   $   (.32)  $    .07
                                 --------    --------    --------   --------
Number of common shares used
  in computing earnings per share:

   Basic                       77,227,118  76,761,952   77,102,742  76,732,664
                               ----------  ----------   ----------  ----------
   Diluted                     77,782,921  76,761,952   77,102,742  77,021,254
                               ----------  ----------   ----------  ----------
                      See accompanying notes to consolidated condensed financial statements.

                                     PARKER DRILLING COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 Increase (Decrease) in Cash and Cash Equivalents
                                              (Dollars in Thousands)
                                                    (Unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                      ---------------------
                                                         1999         1998
                                                      ---------    --------
Cash flows from operating activities:
  Net income (loss)                                   $ (24,544)    $ 5,679
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                      61,246      55,457
      Loss (gain) on disposition of property,
       plant and equipment                              (37,279)       (981)
      Expenses not requiring cash                         2,746       3,219
      Deferred income taxes                              (8,919)      2,500
      Provision for reduction in carrying
        value of certain assets                          10,607         -
      Change in operating assets and liabilities         17,909      59,900
                                                      ---------  ----------
    Net cash provided by operating
      activities                                         21,766     125,774
                                                      ---------   ---------
Cash flows from investing activities:
  Capital expenditures                                  (46,000)   (169,447)
  Acquisition of Hercules                                   -        (1,147)
  Acquisition of Bolifor                                    -        (2,189)
  Proceeds from the sale of equipment                    51,862       4,061
  Purchase of short-term investments                       (300)     (9,999)
  Other-net                                                 463        (802)
                                                      ---------   ---------
 Net cash provided by (used in) investing activities      6,025    (179,523)
                                                      ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of debt                         10,252     172,692
  Principal payments under debt obligations             (41,763)   (119,473)
  Other                                                     (62)       (282)
                                                      ---------   ---------
     Net cash provided by (used in)
       financing activities                             (31,573)     52,937
                                                      ---------   ---------
Net change in cash and cash equivalents                  (3,782)       (812)

Cash and cash equivalents at
  beginning of period                                    24,314      32,444
                                                      ---------   ---------
Cash and cash equivalents at
  end of period                                       $  20,532   $  31,632
                                                      ---------   ---------
                                                      ---------   ---------
Supplemental cash flow information:
  Interest paid                                       $  34,362   $  29,563
  Taxes paid                                          $   8,501   $  10,144



                      See accompanying notes to consolidated condensed financial statements.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The Company has changed its fiscal year end from August 31 to December 31, effective for the fiscal year beginning January 1, 1999. The consolidated condensed financial statements included in this Form 10-Q represent the period from January 1, 1999 through September 30, 1999, the first nine months reported under the Company's new fiscal year, and the comparable period in the prior year.

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of September 30, 1999 and December 31, 1998, (2) the results of operations for the three and nine months ended September 30, 1999 and 1998, and (3) cash flows for the nine months ended September 30, 1999 and 1998. Results for the nine months ended September 30, 1999 are not necessarily indicative of the results which will be realized for the year ending December 31, 1999. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended August 31, 1998. Our independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, their report of that review should not be considered a part of any registration statements prepared or certified by them within the meaning of Sections 7 and 11 of that Act.

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



              RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
            TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                            For the Three Months Ended
                                                September 30, 1999

                                     -----------------------------------------
                                       Income           Shares       Per-Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------     -------------   ---------
Basic EPS:
Income available to
  common stockholders               $  1,325,000      77,227,118        $ .02

Effect of Dilutive Securities:
Stock options and grants                                 555,803

Diluted EPS:
Income available to common
  stockholders                      $  1,325,000      77,782,921        $ .02
                                    ------------     -----------        -----
                                    ------------     -----------        -----

              RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
            TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                            For the Nine Months Ended
                                               September 30, 1999
                                     -----------------------------------------
                                       Income           Shares       Per-Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------     -------------   ---------
Basic EPS:
Income available to
  common stockholders               $(24,544,000)     77,102,742        $(.32)

Effect of Dilutive Securities:
Stock options and grants                                     -

Diluted EPS:
Income available to common
  stockholders                      $(24,544,000)     77,102,742        $(.32)
                                    ------------     -----------        -----
                                    ------------     -----------        -----



                                            For the Three Months Ended
                                                September 30, 1998
                                     -----------------------------------------
                                       Income           Shares       Per-Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------     -------------   ---------
Basic EPS:
Income available to
  common stockholders               $ (3,724,000)     76,761,952        $(.05)

Effect of Dilutive Securities:
Stock options and grants                                     -

Diluted EPS:
Income available to common
  stockholders                      $ (3,724,000)     76,761,952        $(.05)
                                    ------------    ------------        -----
                                    ------------    ------------        -----

              RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
            TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                            For the Nine Months Ended
                                               September 30, 1998
                                     -----------------------------------------
                                       Income           Shares       Per-Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------     -------------   ---------
Basic EPS:
Income available to
  common stockholders               $  5,679,000      76,732,664        $ .07

Effect of Dilutive Securities:
Stock options and grants                                 288,590

Diluted EPS:
Income available to common
  stockholders                      $  5,679,000      77,021,254        $ .07
                                    ------------    ------------        -----
                                    ------------    ------------        -----


     The Company has outstanding $175,000,000 of Convertible Subordinated Notes which are convertible into 11,371,020 shares of common stock at $15.39 per share. The notes were outstanding during the periods ended September 30, 1999 and 1998, but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. For the three months ended September 30, 1999 options to purchase 5,319,500 shares at prices ranging from $4.500 to $2.1875 were outstanding but not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares for the quarter. In addition, for the nine months ended September 30, 1999, options to purchase 7,231,000 shares of common stock at prices ranging from $2.25 to $12.1875, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss in the current period. For the three months ended September 30, 1998, options to purchase 5,626,000 shares at prices ranging from $2.25 to $12.1875 were not included due to the net loss for the period. For the nine months ended September 30, 1998, options to purchase 4,900,500 shares at prices ranging from $8.875 to $12.1875 were outstanding but not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares during the periods. During July 1999, the Company issued options on 1,884,000 shares of common stock at a share price of $3.1875.

3. During the nine months ended September 30, 1999 the Company has restructured its worldwide drilling operations into two primary business units, "Domestic Operations" and "International Operations." The Company makes operating decisions and assesses performance based on these geographic segments and based on services provided: land drilling, offshore drilling and rental tools. Information regarding the Company's operations by industry segment for the three and nine months ended September 30, 1999 and 1998 is as follows (dollars in thousands):

                                    Three Months Ended     Nine Months Ended
                                  Sept. 30,   Sept. 30,  Sept. 30,   Sept. 30,
                                     1999        1998       1999        1998
                                  ---------   ---------  ----------  ---------
     Revenues:
       Domestic drilling
         Land                     $  6,000    $ 12,948    $ 17,635   $ 37,624
         Offshore                   21,206      33,476      66,859    119,713
       International drilling
         Land                       30,694      52,146     103,265    155,944
         Offshore                   15,174       9,734      40,355     26,843
       Rental tools                  6,978       7,695      20,533     24,243
       Other                            28         592         273      1,590
                                  --------    --------    --------   --------
     Net revenues                 $ 80,080    $116,591    $248,920   $365,957
                                  --------    --------    --------   --------
       Operating income (loss):
       Domestic drilling
         Land                         (156)      2,516        (131)     7,716
         Offshore                   (9,759)      1,068     (24,510)    18,240
       International drilling
         Land                        2,546       6,390      12,632     26,045
         Offshore                    4,872       2,942      11,297      8,404
       Rental tools                  1,901       1,947       5,742      8,019
       Other                        (1,671)       (430)     (2,371)    (1,197)
                                  --------    --------     -------   --------
       Total operating income
         by segment <1>             (2,267)     14,433       2,659     67,227
                                  --------    --------     -------   --------
       Provision for reduction in
         carrying value of certain
         assets                     (5,357)        -       (10,607)       -
       Restructuring charges           -           -        (3,000)       -
       General and administrative   (4,106)     (3,830)    (12,301)   (13,191)
                                  --------    --------     -------   --------

     Total operating income (loss) (11,730)     10,603     (23,249)    54,036
     Interest expense              (15,048)    (12,620)    (41,695)   (37,896)
     Gain on disposition of assets  34,330         102      37,279        981
     Other income (expense)-net       (217)        (36)      2,723       (416)
                                  --------    --------     -------   --------
     Income (loss) before
       income taxes               $  7,335    $ (1,951)   $(24,942)  $ 16,705
                                  --------    --------    --------   --------
                                  --------    --------    --------   --------

     <FN1>
     <1> Total operating income (loss) by segment is calculated by excluding General and administrative expense, Restructuring charges and Provision for reduction in carrying value of certain assets from Operating income (loss), as reported in the Consolidated Condensed Statements of Operations.

4. In the third quarter of fiscal year 1998, the Company reviewed the estimated useful life of its land drilling fleet used for financial depreciation purposes. As a result, the estimated life was extended from 10 to 15 years with a 5% salvage value for most of the major rig components, resulting in a reduction in depreciation expense of approximately $1.3 million for the nine months ended September 30, 1999. The Company's historical experience and a comparison with other firms in the industry indicates that its land drilling equipment has a useful life of at least 15 years. The depreciable lives for other equipment, including drill pipe, were not extended.

5. In December 1998, the Company determined that its operations in Argentina did not meet its strategic objectives and that such assets would be actively marketed for disposition. The assets to be disposed of consisted of thirteen drilling rigs and inventories related to these rigs. Due to depressed industry conditions impairment losses of $4.1 million and $2.1 million were recognized in December 1998 and in June 1999, respectively. Subsequent to September 30 the Argentina drilling rigs and inventories (previously classified as held for sale) plus one additional drilling rig were sold in two separate transactions for total consideration of approximately $9.5 million. As of October 31, 1999 $7.1 million has been received. The remainder will be collected during the fourth quarter.

     In the third quarter it was decided that barge Rig No. 80 would be actively marketed for disposition. The Company reduced the carrying value by $2.5 million to record the rig at net realizable value. The net realizable value of the rig is included in non-current assets.

     During the second quarter the Company restructured its drilling operations into two primary business units. As part of this plan, the Company combined two office facilities in Louisiana into one location. The carrying value of the vacated office building was reduced by $1.4 million. The net realizable value of the building is included in non-current assets.

     In calendar 1999, the Company increased its allowance for doubtful accounts by $3.2 million. Certain of the Company's customers have encountered financial difficulties, including the filing of bankruptcy, which has resulted in their reduced ability to pay the Company for previously provided services.

6. During the second quarter the Company restructured its worldwide drilling operations into two primary business units, "Domestic Operations" and "International Operations". In connection with this restructuring, certain duplicative administrative and operating functions were eliminated, resulting in $3.0 million in severance costs. It is anticipated that substantially all incurred but unpaid amounts ($.3 million at September 30, 1999) will be paid in the current calendar year.

7. The Company has received and anticipates receiving additional prepayments from the operator to offset a substantial portion of the expenditures required to modify barge Rig 257 for a contract in the Caspian Sea. These prepayments, $69.3 million as of September 30, 1999, are being accounted for similar to mobilization fees for a newly constructed drilling rig and, accordingly, have been reflected as a reduction of capital expenditures in the Statements of Cash Flows and as a reduction of property, plant and equipment in the Consolidated Condensed Balance Sheets. Prepayments received as of December 31, 1998 were $20.3 million.


8. On September 30, 1999 the Company completed the sale of its thirteen lower-48 land rigs to Unit Corporation for $40 million cash plus one million shares of Unit common stock. The value of such common stock, based on the closing price for Unit's common stock on September 30, approximated $7.6 million. The Company recognized a pre-tax gain of $35.8 million during the third quarter. The sale of these land rigs resulted in a 59.6% decrease of domestic land net property, plant and equipment.

9. On September 30, 1999 the Company terminated its $75.0 million revolving credit facility. The outstanding balance of $40.0 million was repaid in full with the proceeds received from the sale of the Company's thirteen lower-48 land rigs (see note 8). On October 22, 1999 the Company entered into a new $50 million revolving loan facility with a group of banks, led by Bank of America, as agent bank. The new facility is available for working capital requirements, general corporate purposes and to support letters of credit. The revolver is collateralized by accounts receivable, inventory and certain barge rigs located in the Gulf of Mexico. The facility contains customary affirmative and negative covenants. The facility will terminate on October 22, 2003.

     On October 7, 1999 a wholly owned subsidiary of the Company entered into a loan agreement with Boeing Capital Corporation for the refinancing of a portion of the capital cost of barge Rig 75. The loan principal of approximately $24.8 million plus interest is to be repaid in 60 monthly payments of approximately $.5 million. The loan is collateralized by barge Rig 75 and is guaranteed by the Parent.

                      Report of Independent Accountants




To the Board of Directors and Shareholders
Parker Drilling Company

       We have reviewed the consolidated condensed balance sheets of Parker Drilling Company and subsidiaries as of September 30, 1999 and December 31, 1998, and the related consolidated condensed statement of operations for the three and nine month periods ended September 30, 1999 and consolidated condensed statement of cash flows for the nine month period ended September 30, 1999. These financial statements are the responsibility of the Company's management.

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


Tulsa, Oklahoma
October 29, 1999

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


OUTLOOK AND OVERVIEW
--------------------

     The loss recognized for the nine months ended September 30, 1999 reflects the continued weakness in most of the Company's drilling markets which has resulted in a significant decrease in rig utilization and in dayrates since mid 1998. Lower crude oil prices throughout 1998 and into early 1999 negatively impacted the revenue and profits of oil operators, who responded by reducing exploration and development expenditures. This decline in spending has adversely affected the level of oilfield activity, and in turn, the revenue of most companies in the oilfield service industry. Although crude oil and natural gas prices have increased recently, management is unable to predict when and to what extent spending by operators and rig dayrates and utilization will be positively affected.

     Management anticipates that the Company will continue to incur losses until there is a significant increase in the level of oil field activity. Management believes, however, that cash on hand, cash provided by operations and funds available under the Company's new revolving credit facility will be adequate to meet working capital needs.

---------------------

       In order to conserve cash, management has taken steps to reduce certain discretionary capital expenditures and has reorganized its worldwide drilling operations to reduce operating and overhead costs. Management's current estimate of the annual cost savings to be realized as a result of the recent restructuring is $10.5 million. To raise cash in addition to that provided by operating activities, the Company has sold certain of its non-strategic assets and is considering the sale of additional non-strategic assets. On September 30, 1999 the Company sold its thirteen lower-48 land drilling rigs to Unit Corporation for which it received $40 million cash plus 1.0 million shares of Unit common stock. (See Note 8 in the Notes to Unaudited Consolidated Condensed Financial Statements.) Subsequent to September 30, 1999 the Company sold its Argentina land rigs and inventories (previously classified as held for sale) plus one additional land rig for approximately $9.5 million. As of October 31, 1999 the Company had received approximately $7.1 million and the remainder is expected during the fourth quarter.

       In addition to selling non-strategic assets, the Company raised additional cash by finalizing the financing agreement on newly built barge Rig 75 of $24.8 million, on October 7, 1999. The Company finalized a new revolving credit facility in the amount of $50 million after terminating the $75.0 million revolving credit facility. For additional information on new financing arrangements, see Note 9 in the Notes to Unaudited Consolidated Condensed Financial Statements.

Three Months Ended Sept. 30, 1999 compared with Three Months
Ended Sept. 30, 1998
------------------------------------------------------------

       The Company changed its fiscal year end from August 31 to December 31, effective for the year beginning January 1, 1999. The consolidated condensed financial statements included in this Form 10-Q represent the period from January 1, 1999 through September 30, 1999, the first periods reported under the Company's new fiscal year, and the comparable period in the prior year.

       The Company recorded net income of $1.3 million, or $.02 per share in the three months ended September 30, 1999 compared to a net loss of $3.7 million or $.05 per share in the same period of the prior year. The current quarter was positively impacted by a pre-tax gain on the sale of the lower-48 land rigs of approximately $35.8 million. This gain was offset by a $5.4 million provision for reduction in the carrying value of certain assets, including
$2.5 million related to barge Rig 80, $1.4 million related to the vacated Louisiana office building and $1.5 million related to various provisions for doubtful accounts and inventories. Contract drilling operations continued to exhibit the weakness which began in mid 1998. Revenues and profit margins (revenue less direct operating expense) decreased significantly in the Company's domestic drilling segment and to a lesser degree in its international drilling and rental tool segments, when comparing the three months ended September 30 of 1999 and 1998, respectively.

       Revenue decreased $36.5 million, or 31%, to $80.1 million, from the $116.6 million recorded for the three months ended September 30, 1998. Domestic drilling revenue decreased $19.2 million due to lower utilization and dayrates earned on the Company's land and offshore rigs. Certain markets, including the U. S. Gulf Coast land and shallow water jackup rig markets, experienced a greater decrease in revenue than other regions, such as the Rocky Mountain land region, where the Company has experienced greater demand for its rigs. (See Note 8 to the Notes to the consolidated Condensed Financial Statements.)

---------------------
       International drilling revenue decreased $16.0 million in the current quarter due to a $21.4 million decrease in international land drilling revenue offset by a $5.4 million increase in international offshore revenue. Lower utilization was the primary reason revenues decreased in the international land markets of Colombia, Peru, Argentina, Bolivia, Pakistan, New Guinea, New Zealand and Indonesia. The Company did record revenue increases in the independent states of the former Soviet Union due primarily to increased labor contract revenues. International offshore barge revenues increased $5.4 million in the third quarter in 1999 as compared to 1998. This increase is attributable to barge Rig 76 in Venezuela in the amount of $2.7 million and barge Rig 257 in the Caspian Sea which contributed $3.5 million in revenues. Barge Rig 76 completed its contract during the third quarter and has been relocated to the Gulf Coast barge market. Barge Rig 257 began drilling operations during the third quarter of 1999. These increases were partially offset by slightly lower revenues in the Company's Nigerian barge operations.

       The decrease in rental tool revenue of $.7 million, from $7.7 million to $7.0 million, was due primarily to reduced drilling activity in the Gulf of Mexico, the primary market for the Company's rental tools.

       The Company's overall profit margin declined to $18.7 million or 23% of revenue from $33.9 million or 29% of revenue when comparing the third quarter of 1999 and 1998. Domestic land drilling profit margins decreased due primarily to lower utilization in the Gulf Coast region and due to completion of operations on Rig 245 in Alaska in the first quarter of calendar 1999. Domestic offshore margins decreased due to weakness in demand for both the Company's shallow water jackup and shallow water barge rigs.

       Depreciation and amortization expense increased $1.5 million to $20.9 million in the current year quarter due to depreciation expense recorded on the Company's 1998 capital expenditures which were at historically high levels. As noted previously, the Company recognized a $5.4 million provision for reduction in carrying value of certain assets in the current quarter. The current quarter provision for reduction in the carrying value of certain assets included a $2.5 million charge related to barge Rig 80, $1.4 million related to the vacated Louisiana office building and $1.5 million related to various provisions for doubtful accounts and inventories.

       Interest expense increased $2.4 million due to higher average debt levels outstanding during the current quarter. Gain on disposition of assets increased $34.2 million due to the $35.8 million gain recognized on the sale of the thirteen lower-48 land rigs. Income tax expense consists of foreign tax expense and deferred tax expense. The deferred tax expense recorded in the current quarter is due to the pre-tax income recorded during the three months ended September 30, 1999.


Nine Months Ended Sept. 30, 1999 compared with Nine Months Ended Sept. 30, 1998
-------------------------------------------------------------------------------

       The Company recorded a net loss of $24.5 million and $.32 per share in the nine months ended September 30, 1999 compared to net income of $5.7 million and $.07 per share in the same period of the prior year. Weakness in worldwide drilling markets which has resulted in lower revenue and profit margins, restructuring charges of $3.0 million and a $10.6 million provision for the reduction in carrying value of certain assets contributed to the net loss in the current year. Partially offsetting the impact of the weak drilling market and the noted charges was the $35.8 million pre-tax gain on the sale of the thirteen lower-48 land rigs sold September 30, 1999 to Unit Corporation. The sales price consisted of cash proceeds of $40.0 million plus one million of common shares of Unit Stock (valued at approximately $7.6 million).

---------------------

       Revenues and profit margins decreased $117.0 million and $58.8 million, respectively, when comparing the nine months ended September 30, 1999 and 1998. Domestic revenues decreased $72.8 million to $84.5 million due to decreased utilization and dayrates in each of the drilling markets in which the Company participates. Certain markets, including the U. S. Gulf Coast land region, have been negatively impacted during the drilling downturn to a greater extent than others, such as the Rocky Mountain land market. Domestic offshore operations, including barge, jackup and platform rigs, have all experienced lower utilization and dayrates, resulting in lower revenues earned in the current fiscal year when compared to 1998. Rental tool revenue of $20.5 million in the current year reflects a decrease of $3.7 million, or 15%, reflective of decreased drilling in the Gulf of Mexico.

       International drilling revenue decreased $39.2 million due primarily to decreased utilization in the Company's Latin American and Asia Pacific markets. Revenues increased in the independent states of the former Soviet Union due to increased labor contract revenue and rig utilization. International offshore revenue increased in the current year period due to the operations of the Company's Rig 76 in Venezuela in the current year and the commencement of drilling operations in the Caspian Sea by barge Rig 257 during the third quarter. Barge Rig 76 has been relocated to the Gulf Coast market.

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

       Depreciation and amortization expense increased $5.8 million to $61.2 million in the 1999 period due to depreciation expense recorded on the Company's 1998 capital expenditures, offset to some degree by a reduction of approximately $1.3 million due to the extension of the depreciable lives of the Company's land drilling fleet from 10 to 15 years in the third quarter of fiscal 1998. General and administrative expense decreased $.9 million due in part to the Company's current year restructuring of its worldwide drilling operations, which has resulted in the current year restructuring charge of $3.0 million.

       The Company has recorded $10.6 million in charges for the provision for reduction in the carrying value of certain assets in the current year. During the first quarter the Company reduced its estimate of proceeds to be received on the sale of the Company's Southern Argentina land rig assets which resulted in a $2.1 million charge. Subsequent to September 30, 1999 the Company sold its Argentina land rig assets (previously classified as held for sale) plus one additional land rig for $9.5 million. The sales price approximated the net carrying value of the assets. In addition, the net carrying value of barge Rig 80 was reduced by $2.5 million and the net carrying value of the vacated office building in Louisiana has been reduced by $1.4 million. Rig 80 and the office building are being actively marketed. An increase in the Company's provision for doubtful accounts and inventory has resulted in an additional $4.6 million charge during the current year.

---------------------

       Interest expense increased $3.8 million due to the Company's higher average debt levels in the current year. Interest capitalized to construction projects during the current year approximated $3.0 million as compared to approximately $3.5 million for the nine months ended September 30, 1998. Gain on disposition of assets increased $36.3 million due primarily to the gain recognized on the sale of the thirteen lower-48 land rigs. Other income - net increased $4.4 million due primarily to a $2.1 million payment received in January 1999 from Superior Energy Services, Inc. ("Superior") as part of the agreement to terminate the Agreement and Plan of Merger with Superior.

       Income tax expense consists of foreign tax expense and deferred tax benefit. The deferred tax benefit is due to the net loss incurred during the nine months ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had cash, cash equivalents and other short-term investments of $20.8 million at September 30, 1999, a decrease of $3.5 million from the December 31, 1998 balance. The primary sources of cash during the nine month period were $21.7 million provided by operating activities, as reflected on the Consolidated Statements of Cash Flows, prepayments approximating $49 million from the operator to offset a portion of the expenditures to modify Rig 257 for service in the Caspian Sea and $51.9 million from the disposition of equipment. The disposition of assets includes the sale of the thirteen lower-48 land rigs for cash proceeds of $40 million and the sale of two additional rigs in the current year, one domestic land rig and one offshore platform rig.

       Net capital expenditures were the Company's primary use of cash during the nine months ended September 30, 1999. Major capital projects on-going during the period included the modification of barge Rig 257, which is being modified for a contract in the Caspian Sea and the construction of new barge Rig 75 for a contract in Nigeria. Payments received from the operator to offset a portion of the expenditures to modify Rig 257 are reflected as a reduction in capital expenditures in the Consolidated Statements of Cash Flows. Both rigs have commenced drilling at their respective drilling locations. Other major expenditures included the modification of two barge rigs for a contract with Texaco in the transition zones of the Gulf Coast and the completion of a new support facility in New Iberia, Louisiana.

     To finance the Company's 1996 and 1997 acquisitions and the significant capital expenditures made in fiscal year 1998 and during the four months ended December 31, 1998, the Company has issued various debt instruments. The Company has total long-term debt, including the current portion, of $630.1 million at September 30, 1999. The outstanding $40.0 million balance of the $75.0 million ING revolving credit facility was repaid in full with the proceeds from the sale of the lower-48 land rigs on September 30, 1999. After the outstanding letters of credit under the ING facility were cash collateralized, the ING facility was terminated. Subsequently, the Company entered into a new $50.0 million revolving loan facility with a group of banks agented by Bank of America, National Association on October 22, 1999. This new facility is available for working capital requirements, general corporate purposes and to support letters of credit. The revolver is collateralized by

-------------------------------


accounts receivable, inventory and certain barge rigs located in the Gulf of Mexico. The facility contains customary affirmative and negative covenants. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80 percent of eligible receivables plus 50 percent of supplies in inventory. At the signing of the agreement approximately $40.0 million was available. The revolver terminates on October 22, 2003. On October 7, 1999 a subsidiary of the Company entered into a loan agreement with Boeing Capital Corporation for the financing of Rig 75. The loan of $24.8 million plus interest is to be repaid in 60 monthly payments of $.5 million. The loan is collateralized by Rig 75 and is guaranteed by the Parent.

     The Company anticipates cash requirements for capital spending will be substantially less in calendar year 1999 (approximately $40.0 million projected, net of anticipated receipts to offset capital expenditures) than in fiscal year 1998 ($180.0 million, net of receipts to offset capital expenditures). The Company's two most significant construction projects, the modification of barge Rig 257 for service in the Caspian Sea and the construction of barge Rig 75 for service in Nigeria, commenced drilling operations during the third quarter and fourth quarter, respectively.

     Until operators respond to the increase in crude oil and natural gas prices and increase spending, the Company anticipates that it will continue to incur losses. Management believes that cash on hand, cash provided by operations, proceeds from asset sales and funds available under the Company's revolving credit facility will be adequate to meet working capital needs. Additionally in order to conserve cash, management has taken steps to reduce certain discretionary capital expenditures and has reorganized its worldwide drilling operations to reduce operating and overhead costs. Although crude oil and natural gas prices have increased recently, management is unable to predict when and to what extent spending by operators and rig dayrates and utilization will be affected.

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

     The Company has completed the awareness, inventory, assessment, detailed analysis and substantially completed its compliance testing on the company's critical business and information technology systems as part of its seven phase Year 2000 compliance project. Remediation has also been completed on critical in-house developed systems. Selected non-critical systems were also included in the process. For the remainder of 1999, the Company will continue to monitor systems for compliance, evaluate its vendor supply chain and evaluate implementing vendor-supplied updates required to maintain compliance. Before establishing the Year 2000 project, the Company made a decision to replace most of its outdated systems with commercial off-the-shelf systems and standardized desktop systems, substantially reducing its technology remediation requirements. The Company spent much of 1997 replacing critical financial, human resources and payroll systems. The inventory and assessment of drilling rig components containing embedded chips indicated that most do not have date related logic. Testing conducted on components with date sensitive chips has verified that a date related problem is unlikely to occur.

     At this time no system replacement dates were accelerated because of the Year 2000 problem. The cost to date for the project has been in internal salaries and purchasing some testing software. The software costs to date are not deemed material. Approximately $400,000 has been budgeted for the Year 2000 project in calendar year 1999.

     The Company believes that its worst-case scenario would be a disruption of international communications or its supply chain. It is impossible for the Company to predict the likelihood of such an occurrence or the extent of the impact on our operations. As part of the contingency planning process to help mitigate these risks the Company is looking at alternative suppliers and communication options. Contingency plans will be customized as required for international locations to cover personnel safety, rigs, division offices, crew rotations and rig supplies.

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
                                                                     Page
(a)     Exhibits:

        Exhibit 3 By-Laws as amended July 27, 1999

        Exhibit 15 Letter re Unaudited Interim Financial Information    22

        Exhibit 27 Financial Data Schedule [Edgar Version Only]

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended September 30, 1999.


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



Date:  November 12, 1999


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

 3              By-Laws as Amended July 27, 1999

15              Letter re Unaudited Interim Financial Information

27              Financial Data Schedule [Edgar Version Only]