Form 10-K
period 1999-12-31
PARKER DRILLING CO /DE/
filed 2000-03-22
CIK 76321

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

                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                                 -----------------
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

Common Stock, par value $.16 2/3 per share     New York Stock Exchange, Inc.
------------------------------------------     -----------------------------

            (Title of class)

             Securities registered pursuant to section 12(g) of the Act:
                                          N/A
             -----------------------------------------------------------
                                    (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No
                                                    ----    ----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of January 31, 2000, 77,885,693 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was $256.7 million.




                                                              TABLE OF CONTENTS


                                                                   PART I

                                                                           PAGE
Item 1.     Business                                                         1
Item 2.     Properties                                                      13
Item 3.     Legal Proceedings                                               19
Item 4.     Submission of Matters to a Vote of Security Holders             19
Item 4a.    Executive Officers                                              20



                                                                   PART II

Item 5.     Market for Registrant's Common Stock and
             Related Stockholder Matters                                    22
Item 6.     Selected Financial Data                                         22
Item 7.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  23
Item 8.     Financial Statements and Supplementary Data                     34
Item 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                            67



                                                                  PART III

Item 10.    Directors and Executive Officers of the Registrant              67
Item 11.    Executive Compensation                                          67
Item 12.    Security Ownership of Certain Beneficial Owners
             and Management                                                 67
Item 13.    Certain Relationships and Related Transactions                  67



                                                                   PART IV

Item 14.    Exhibits, Financial Statement Schedule and
             Reports on Form 8-K                                            68
            Signatures                                                      75

               DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements may be made directly in this document, referring to the Company, or may be "incorporated by reference", referring to other documents filed with the Securities and Exchange Commission. All statements included in this document, other than statements of historical facts, that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future, including future operating results, future capital expenditures and investments in the acquisition and refurbishment of rigs and equipment, borrowings, repayment of debt, expansion and growth of operations, anticipated cost savings, and other such matters, are forward-looking statements.

     Forward-looking statements are based on certain assumptions and analyses made by the management of the Company in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although management of the Company believes that their assumptions are reasonable based on current information available, they are subject to certain risks and uncertainties, many of which are outside the control of the Company. These risks include worldwide economic and business conditions, fluctuations in the market prices of oil and gas, government regulations and environmental matters, international trade restrictions and political instability, operating hazards and uninsured risks, substantial leverage, seasonality and adverse weather conditions, concentration of customer and supplier relationships, upgrade and refurbishment projects, competition, integration of operations, acquisition strategy and other similar factors (some of which are discussed in documents incorporated by reference). Because the forward-looking statements are subject to these risks and uncertainties, the actual results of operations and actions taken by the Company may differ materially from those expressed or implied by such forward-looking statements.


                                                            PART I
Item 1. BUSINESS

                                                      GENERAL DEVELOPMENT

     Parker Drilling Company was incorporated in the state of Oklahoma in 1954 after having been established in 1934 by its founder Gifford C. Parker. The founder was the father of Robert L. Parker, the chairman and a principal stockholder, and the grandfather of Robert L. Parker Jr., president and chief executive officer. In March 1976, the state of incorporation of the Company was changed to Delaware through the merger of the Oklahoma corporation into its wholly-owned subsidiary Parker Drilling Company, a Delaware corporation. Unless otherwise indicated, the term "Company" refers to Parker Drilling Company together with its subsidiaries and "Parker Drilling" refers solely to the parent, Parker Drilling Company.

     The Company is a leading worldwide provider of contract drilling and drilling related services, operating in the transition zones of the Gulf of Mexico and Nigeria, in the offshore waters of the Gulf of Mexico and the Caspian Sea, and on land in Alaska and international oil and gas producing regions. Historically, the Company operated exclusively on land, specializing in deep, difficult wells and drilling in remote areas. In the last three years, the Company diversified into the offshore drilling business through the acquisition of Mallard Bay Drilling, Inc. ("Mallard"), and Hercules Offshore Corp. and Hercules Rig Corp. (collectively, "Hercules") and the rental tool business through the acquisition of Quail Tools, Inc., ("Quail"). In addition, the Company expanded its international land fleet by acquiring the drilling assets of Bolifor, a leading provider of land contract drilling services in Bolivia. During 1999 the Company sold 26 land rigs, pursuant to the Company's strategic plan to focus on offshore and international markets where margins are consistently higher. Included were 13 lower-48 domestic land rigs sold in September 1999 and 11 Argentina land rigs (previously classified as assets held for disposition) sold during the fourth quarter.

     The Company's current rig fleet consists of 28 barge drilling and workover rigs, seven offshore jackup rigs, five offshore platform rigs and 51 land rigs. The Company's barge drilling and workover rig fleet is dedicated to transition zone waters, which are generally defined as coastal waters to depths of up to 25 feet. The Company's offshore jackup and platform rig fleets currently operate in the Gulf of Mexico market. The Company's land rig fleet generally consists of premium and specialized deep drilling rigs, with 38 of its 43 marketable land rigs capable of drilling to depths of 15,000 feet or greater. In addition, 17 of the Company's land rigs are helicopter-transportable, a market the Company continues to dominate throughout the world. The diversity of the Company's rig fleet, both in terms of geographic location and asset class, enables the Company to provide a broad range of services to oil and gas operators around the world.

     The oilfield services industry experienced a significant decline in activity during the last 18 months. This decline followed two years of high activity during which oil and gas companies had increased their exploration and production budgets in response to increasing demand and stronger oil and gas prices which resulted in dayrates and utilization at 15-year highs.
During the second half of 1998, oil prices declined to their lowest level in 13 years. The sharp drop in oil prices was the result of a surplus of crude oil in worldwide markets, which had been brought about by reduced demand, particularly in Southeast Asia, an increase in crude oil production by OPEC producing countries in mid to late 1997, and recent warm winters in the United States and Europe. The decline in crude oil prices adversely impacted the revenues and profits of oil operators, who responded by reducing exploration and development expenditures. This decline in spending adversely affected the level of oilfield activity, and in turn, the revenues of most companies in the oilfield services industry.

     During calendar year 1999, crude oil prices increased significantly to near record highs, ending the year at approximately $25.60 per barrel. However, due to uncertainty regarding the stability of crude oil prices and the restructuring of operations through mergers, operators have been slow to increase their exploration and development spending. Only recently has the Company experienced an increase in utilization for its Gulf of Mexico barge and jackup rigs; however, the Company's utilization of its international land rigs declined throughout 1999, and has yet to show a significant rebound.

TRANSITION ZONE OPERATIONS

     The Company provides contract drilling services in the transition zones which are coastal waters including lakes, bays, rivers, and marshes, of the Gulf of Mexico, Caspian Sea and Nigeria, where barge rigs are the primary source of drilling and workover services. Barge rigs are mobile drilling and workover vessels that are built to work in eight to 25 feet of water. These barge rigs are towed by tug boats to the drill site with the derrick laid down. The derrick is a framework for hoisting and lowering equipment over a drill hole and is also known as a mast structure. When the barge reaches the drilling location, the hull is submerged until it rests on the sea floor, which stabilizes the rig for drilling operations. The derrick is then raised and drilling or workover operations are conducted with the barge in this position.

Domestic Barge Drilling and Workover

     The Company's principal domestic market for its barge drilling rigs is the transition zones of the Gulf of Mexico, primarily in Louisiana and, to a lesser extent, Alabama and Texas, where conventional jackup rigs are unable to operate. This area historically has been the world's largest market for shallow water barge drilling. The Company has a significant presence in this market, with 23 drilling barges.

     The barge market in the transition zones of the Gulf of Mexico has undergone significant attrition and consolidation in recent years, with the number of drilling rigs declining from over 120 in the early 1980s to approximately 95 today, and the number of competitors decreasing over the same period from more than 30 to only two significant contractors. During 1997 and early 1998 drilling and workover activity increased significantly in the Gulf of Mexico transition zones, spurred by (i) the increased use of 3-D seismic technology that resulted in the identification of previously undiscovered drilling prospects, (ii) the settlement of a royalty dispute between the State of Louisiana and Texaco, whereby Texaco agreed to invest approximately $150 million to drill in Louisiana over a five-year period, and (iii) higher natural gas prices. However, due to the decline in oilfield services activity discussed previously, conditions in this market softened considerably in late-1998. Drilling barge utilization increased during the fourth quarter of 1999, although dayrates are still below peak levels reached in late 1997 and early 1998. However, utilization and dayrates in the workover barge market have not shown any rebound to date, primarily the result of customer cash flow limitations.

International Barge Drilling

     The Company has focused its international barge drilling efforts in the transition zones of West Africa and the Caspian Sea. The Company is the leading provider of barge drilling services in Nigeria, with four of the eight rigs in the market. International markets have historically been more attractive due to the availability of long-term contracts and the opportunity to earn dayrates higher than domestic rates.

     The Company has operated in Nigeria since 1991 and currently has four barge rigs in that market. Included is a new drilling barge (Rig 75) that arrived on site in Nigeria in September. This barge rig has a five-year contract with one of the Company's present customers in Nigeria. During the fourth quarter of 1999, drilling operations were halted pending resolution of local community issues. Three of the rigs were placed on standby status at reduced dayrates. The fourth rig was on standby status for most of 1999 and is expected to renew operations in the first quarter of 2000, with the remaining three rigs expected to commence drilling operations during the second quarter.

     During 1999, the Company completed construction of barge Rig 257, modified for drilling activities in the Caspian Sea. The barge rig is under contract to a consortium of international operators for a three-year initial term with seven one-year options. The rig was specially designed with a closed-loop cuttings processing system, high-standard safety systems, and to withstand the harsh climate conditions of the northern Caspian Sea. The rig commenced drilling activities during September 1999.

OFFSHORE OPERATIONS

Jackup Drilling

     The Company has seven shallow water jackup rigs that are mobile, self-elevating drilling and workover units equipped with legs that can be lowered to the ocean floor until a foundation is established to support the hull, which contains the drilling equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. Five of the rigs are cantilever design, a feature that permits the drilling floor to be extended out from the hull, allowing drilling and workover operations to be performed over existing platforms or structures. Jackup rigs with the cantilever feature historically have achieved higher dayrates and utilization levels.
The other two rigs are slot-type design configured for the drilling operations to take place through a keyway in the hull. These two rigs have the added capability of operating in shallow water to a depth less than ten feet. Four of the seven jackup rigs are mat-supported rigs and three are independent leg rigs.

Platform Drilling

     The Company's fleet of platform rigs consists of five modular self-erecting rigs. These platform rigs consist of drilling equipment and machinery arranged in modular packages that are transported to and self-erected on fixed offshore platforms owned by oil companies. The Company believes that the modular self-erecting design of the platform rigs provides a competitive advantage due to lower mobilization costs and smaller "footprint."



LAND OPERATIONS

General

     The Company's land drilling operations specialize in the drilling of difficult wells, often in remote and harsh environments. Since beginning operations in 1934, the Company has operated in 53 foreign countries and throughout the United States, making it one of the most geographically diverse land drilling contractors in the world.


International Operations

     The Company's international land drilling operations have focused primarily in Latin America, the Asia Pacific region and the states of the former Soviet Union. Because many international drilling locations are inaccessible by traditional land methods as in jungles, swamps and mountainsides, the Company pioneered the heli-rig concept, whereby a lightweight-design drilling rig is transported by helicopter or all-terrain vehicle. Management believes that the Company's fleet of heli-rigs gives it a significant competitive advantage. The Company traditionally has been a pioneer in frontier areas and is currently working in China, Russia and Kazakhstan and has recently worked in Vietnam.

     In recent years, major and independent oil companies have directed a greater portion of their exploration budgets to foreign markets. The Company has benefitted from this trend due to its long-standing presence in foreign markets and has been able to deploy rigs under longer term contracts at higher dayrates and operating margins than in domestic land markets. The economic malaise which has adversely affected Southeast Asia since late 1997 significantly reduced demand for oil in this region. In addition, the resulting decrease in oil prices during this period caused operators to reduce spending, leading to reduced drilling activity in the Company's markets. Management is optimistic that the demand for drilling services in international markets will rebound as economic activity in the Southeast Asian countries recovers, worldwide demand for oil and gas increases and countries dependent on oil and gas revenues seek to increase their production. The Company has recently entered into several new contracts and has seen an increase in bid requests which the Company believes will result in increased land rig activity in 2000.

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

     South America. The Company has 24 land rigs (marketed and stacked) located in the South American drilling markets of Colombia, Ecuador, Peru and Bolivia. Most of the Company's rigs have been upgraded to meet the demands of remote and difficult drilling in these areas.

     Asia Pacific Region. The Company has 17 land rigs located in the Asia Pacific drilling market. Included are nine helicopter transportable rigs located in this region due to the remoteness of the mountainside and jungle drilling required to meet customer demand. This market has been adversely affected by political and economic instability. The Company experienced weakening demand for its services in certain Asia Pacific markets in 1998 and 1999, notably Indonesia and Papua New Guinea.

     Former Soviet Union. Five of the Company's rigs are currently located in the markets of the former Soviet Union. After becoming the first western drilling contractor to enter the Russian drilling market in 1991, expansion of the Company's business in this country has been hampered by bureaucratic inefficiencies, constantly changing tax and other laws and political issues that have diminished the investment of capital by major and large independent oil companies in Russia. As a result, the Company has relocated all four of its drilling rigs from Russia to Kazakhstan. As anticipated, the recently announced agreement regarding the pipeline to be built to transport crude oil production from the Tengiz field in Kazakhstan has already increased exploration efforts in this region. In addition to operating the Company's own rigs, the Company was awarded a five-year alliance contract in 1997 by the operator of the Tengiz field in Kazakhstan to operate and maintain its rigs, provide expatriate and local drilling crews and manage its warehouse, drilling base and mobile equipment fleet. The Company is currently modifying one of its deep drilling land rigs in New Iberia for drilling operations in Kazakhstan. It is anticipated that drilling operations will begin during the third quarter of 2000. The Company will also begin construction of a new land drilling rig in 2000 for a contract in Kazakhstan with drilling operations to begin in 2001.

Domestic Operations

     On September 30, 1999 the Company sold its 13 remaining lower-48 land rigs to Unit Corporation for $40 million cash plus one million shares of Unit common stock. The Company has one domestic land rig located on the North Slope of Alaska which has been stacked since March 1999 due to low Alaska crude oil prices in 1999 and merger discussions between the two dominant North Slope operators.


Specialty Services

     Helicopter Transportable Rigs. The Company specializes in drilling in remote areas and harsh environments, primarily in international locations. A significant factor contributing to the Company's success in obtaining drilling contracts in remote areas is the use of rigs that are transportable by air, land and water. These rigs have been specially designed and constructed by the Company for quick assembly and disassembly under the proprietary designations "Heli-Hoist" (Registered Trademark) rig, Transportable By Anything (Registered Trademark) ("TBA") (Registered Trademark) rig and All-Terrain ("AT2000E") (Registered Trademark) rig. Management believes that the Company's 17 helicopter rigs comprise approximately 75% of the operational helicopter transportable rigs worldwide. The Heli-Hoist (Registered Trademark), TBA (Registered Trademark) and AT2000E (Registered Trademark) rigs allow the Company to perform drilling operations in remote and otherwise inaccessible locations such as jungle areas, mountainous areas and offshore platforms.

     Arctic Drilling. The Company has been one of the pioneers in arctic drilling conditions and has developed technology to meet the demand for increased drilling in an ecologically sensitive manner. For drilling operations on the North Slope of Alaska, the Company developed a self-contained mobile drilling unit capable of being moved in two modular pieces by large tracks similar to the system used to move rocket thrusters for the space program. The environmentally sensitive rig also has a complete closed-loop mud system and cuttings processing system that eliminate the need for mud pits.


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

     Quail rents specialized equipment utilized in well drilling, production and workover applications. Quail offers a full line of drill pipe, drill collars, tubing, high-and low-pressure blowout preventers, choke manifolds, casing scrapers and junk and cement mills. During 1997, Quail entered into a contract with a major oil company to be its preferred provider of rental tools to the land and offshore Texas markets. In November 1997, Quail opened a new rental tool facility in Victoria, Texas, in order to service the increasing demand for tools in that region. Approximately 50% of Quail's revenues are realized from rentals for production and workover activities.

     During 1997 and early 1998, the rental tool industry experienced increasing demand due to the trend toward outsourcing by oil companies of non-core equipment and services and the significant increase in drilling activity in the Gulf of Mexico. During the latter part of 1998 and early 1999, rental tool activity in the Gulf of Mexico and Gulf Coast region declined due to the reduction in oilfield services activity. Rental tool activity has rebounded since mid-1999 with the increase in crude oil prices but has yet to return to the previous peak levels.

     Quail derives equipment rental revenues primarily from the daily rental charges for its tools, pipe, and related equipment and, to a lesser extent, by charging customers for ancillary parts and repairs, transportation of the rental items to the customer's location, inspection of rental items as specified by the customer, items it sub-rents from other rental tool companies, the disposal of waste removed from the rental items after their use, and the cost of rental items lost or damaged beyond repair. The operating costs associated with Quail's rentals consist primarily of expenses associated with depreciation, transportation, inspection, maintenance and repair, and related direct overhead.


COMPETITION

     The contract drilling industry is a competitive and cyclical business characterized by high capital and maintenance costs.

     The recent market downturn during the latter half of 1998 and through 1999 has caused the market to become very competitive, resulting in lower dayrates and reduced utilization. In the Gulf of Mexico barge drilling and workover markets, the Company competes with one significant competitor, R & B Falcon. In the jackup market, there are numerous domestic offshore contractors. In international markets, the Company competes with a number of international drilling contractors but also with smaller local contractors in certain markets. In international markets, experience in operating in certain environments and customer alliances have been factors in the selection of the Company in certain cases, as well as the Company's patented drilling equipment for remote drilling projects. The Company believes that the market for drilling contracts will continue to be competitive for the foreseeable future. Certain of the Company's competitors have greater financial resources than the Company, which may enable them to better withstand industry downturns, to compete more effectively on the basis of price, to build new rigs or to acquire existing rigs.

     Management believes that Quail is one of the leading rental tool companies in the offshore Gulf of Mexico. A number of Quail's competitors in the Gulf of Mexico and in the Gulf Coast land markets are substantially larger and have greater financial resources than Quail.


CUSTOMERS

     The Company believes it has developed an international reputation for providing efficient, safe, environmentally conscious and innovative drilling services. An increasing number of the Company's customers have been seeking to establish exploration or development drilling programs based on partnering relationships or alliances with a limited number of preferred drilling contractors. Such relationships or alliances can result in longer term work and higher efficiencies that increase profitability for drilling contractors at a lower overall well cost for oil operators. The Company is currently a preferred contractor for operators in certain domestic and international locations, which management believes is a result of the Company's quality, service and experience.

     The Company's drilling customer base consists of major, independent and foreign national oil and gas companies. Shell Petroleum Development Company of Nigeria, the Company's largest customer for 1999, accounted for approximately 10% of total revenues. For fiscal year 1998, Chevron was the Company's largest customer with approximately 15% of total revenues.


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


                                                           EMPLOYEES

     At December 31, 1999, the Company employed 3,142 persons, down approximately 23% from the 4,060 employed at December 31, 1998. The following table sets forth the composition of the Company's employees:

                                                        December 31,
                                                      ----------------
                                                       1999       1998
                                                      -----      -----

      International Drilling Operations               1,768      2,392
      Domestic Drilling Operations                    1,112      1,368
      Rental Tool Operations                             89         93
      Corporate and Other                               173        207


                    RISKS AND ENVIRONMENTAL CONSIDERATIONS

     The operations of the Company are subject to numerous federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency ("EPA"), issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require remedial action to prevent pollution from former operations, and impose substantial liabilities for pollution resulting from the Company's operations. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly compliance could adversely affect the Company's operations and financial position, as well as those of similarly situated entities operating in the Gulf Coast While management believes that the Company is in substantial compliance with current applicable environmental laws and regulations, there is no assurance that compliance can be maintained in the future.

    The drilling of oil and gas wells is subject to various federal, state, local and foreign laws, rules and regulations. The Company, as an owner or operator of both onshore and offshore facilities including mobile offshore drilling rigs in or near waters of the United States, may be liable for the costs of removal and damages arising out of a pollution incident to the extent set forth in the Federal Water Pollution Control Act, as amended by the Oil Pollution Act of 1990 ("OPA"), the Outer Continental Shelf Lands Act ("OCSLA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and the Resource Conservation and Recovery Act ("RCRA"), each as amended from time to time. In addition, the Company may also be subject to applicable state law and other civil claims arising out of any such incident.

     The OPA and regulations promulgated pursuant thereto impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of a vessel, pipeline or onshore facility, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party of oil removal costs and a variety of public and private damages.

     The liability for a mobile offshore drilling rig is determined by whether the unit is functioning as a vessel or is in place and functioning as an offshore facility. If operating as a vessel, liability limits of $600 per gross ton or $500,000, whichever is greater, apply. If functioning as an offshore facility, the mobile offshore drilling rig is considered a "tank vessel" for spills of oil on or above the water surface, with liability limits of $1,200 per gross ton or $10 million. To the extent damages and removal costs exceed this amount, the mobile offshore drilling rig will be treated as an offshore facility and the offshore lessee will be responsible up to higher liability limits for all removal costs plus $75 million. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA. The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility (to cover at least some costs in a potential spill) and preparation of an oil spill contingency plan for offshore facilities and vessels in excess of 300 gross tons. Amendments to the OPA adopted in 1996 require owners and operators of offshore facilities that have a worst case oil spill potential of more than 1,000 barrels to demonstrate financial responsibility in amounts ranging from $10 million in specified state waters to $35 million in federal Outer Continental Shelf waters, with higher amounts, up to $150 million, in certain limited circumstances where the U.S. Minerals Management Service ("MMS") believes such a level is justified by the risks posed by the quantity or quality of oil that is handled by the facility. However, such OPA amendments did not reduce the amount of financial responsibility required for "tank vessels." Since the Company's offshore drilling rigs are typically classified as tank vessels, the recent amendments to the OPA are not expected to have a significant effect on the Company's operations. A failure to comply with ongoing requirements or inadequate cooperation in a spill may even subject a responsible party to civil or criminal enforcement actions.

     In addition, the OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the Outer Continental Shelf. Specific design and operational standards may apply to Outer Continental Shelf vessels, rigs, platforms, vehicles and structures. Violations of environmental-related lease conditions or regulations issued pursuant to the OCSLA can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

     All of the Company's operating domestic barge drilling rigs have zero discharge capabilities as required by law. In addition, in recognition of environmental concerns regarding dredging of inland waters and permitting requirements, the Company conducts negligible dredging operations, with approximately two-thirds of the Company's offshore drilling contracts involving directional drilling, which minimizes the need for dredging. However, the existence of such laws and regulations has had and will continue to have a restrictive effect on the Company and its customers.

     CERCLA, also known as "Superfund," and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. While CERCLA exempts crude oil from the definition of hazardous substances for purposes of the statue, the Company's operations may involve the use or handling of other materials that may be classified as hazardous substances. CERCLA assigns strict liability to each responsible party for all response and remediation costs, as well as natural resource damages. Few defenses exist to the liability imposed by CERCLA. The Company believes that it is in compliance with CERCLA and currently is not aware of any events that, if brought to the attention of regulatory authorities, would lead to the imposition of CERCLA liability against the Company.

     RCRA generally does not regulate most wastes generated by the exploration and production of oil and gas. RCRA specifically excludes from the definition of hazardous waste "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy." However, these wastes may be regulated by EPA or state agencies as solid waste. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes, and waste oils, may be regulated as hazardous waste. Although the costs of managing solid and hazardous wastes may be significant, the Company does not expect to experience more burdensome costs than similarly situated companies involved in drilling operations in the Gulf Coast.

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

                FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates in three segments, domestic drilling services, international drilling services and rental tool operations. Information about the Company's business segments and operations by geographic areas for the year ended December 31, 1999, the four months ended December 31, 1998 and the two years ended August 31, 1998 and 1997 is set forth in Note 10 of Notes to Consolidated Financial Statements.


Item 2.  PROPERTIES

     The Company owns and occupies a ten-story building in downtown Tulsa, Oklahoma, as its home office. Additionally, the Company owns and leases office space and operating facilities in various locations, but only to the extent necessary for administrative and operational functions.

Land Rigs. The following table shows, as of December 31, 1999, the locations and drilling depth ratings of the Company's 43 actively marketed land rigs:

Actively Marketed Land Rigs
                                        Drilling Depth Rating in Feet
                                ---------------------------------------------
                                10,000
                                  or                             Over
                                 less   15,000  20,000  25,000  25,000  TOTAL
                                ------  ------  ------  ------  ------  -----
INTERNATIONAL:
  South America                     2       5       7       3       3     20
  Asia Pacific                      3       3       8       2       -     16
  Africa and Middle East            -       1       1       -       -      2
  Former Soviet Union               -       -       3       -       1      4
                                   --      --      --      --      --     --
Total International                 5       9      19       5       4     42
                                   --      --      --      --      --     --

DOMESTIC:
  Alaska                            -       -       -       -       1      1
                                   --      --      --      --      --    ---
Total Domestic                      -       -       -       -       1      1
                                   --      --      --      --      --    ---
TOTAL                               5       9      19       5       5     43
                                   --      --      --      --      --    ---
                                   --      --      --      --      --    ---


     In addition, the Company has 8 land rigs classified as cold stacked which would need to be refurbished at a significant cost before being placed back into service, with locations and drilling depth ratings as follows:


Cold Stacked Land Rigs

                                        Drilling Depth Rating in Feet
                                ---------------------------------------------
                                10,000
                                  or                             Over
                                 less   15,000  20,000  25,000  25,000  TOTAL
                                ------  ------  ------  ------  ------  -----
INTERNATIONAL:
  South America                     -       -       4       -       -      4
  Asia Pacific                      1       -       -       -       -      1
  Africa and Middle East            1       -       -       -       -      1
  Former Soviet Union               2       -       -       -       -      2
                                   --      --      --      --      --     --
Total International                 4       -       4       -       -      8
                                   --      --      --      --      --     --

Barge Rigs. A schedule of the Company's deep and intermediate drilling barges located in the Gulf of Mexico, as of December 31, 1999, is set forth below:

                                                          Maximum
                                           Year Built     Drilling
                                             or Last       Depth
                             Horsepower    Refurbished     (Feet)    Status<1>
                             ----------    -----------    --------   ---------
Deep Drilling:
  Rig No. 50 ................   2,000          1993       25,000     Active
  Rig No. 51 ................   2,000          1993       25,000     Active
  Rig No. 53 ................   1,600          1995       20,000     Active
  Rig No. 54 ................   2,000          1995       25,000     Active
  Rig No. 55 ................   2,000          1993       25,000     Active
  Rig No. 56 ................   2,000          1992       25,000     Active
  Rig No. 57 ................   1,500          1997       20,000     Active
  Rig No. 76 ................   3,000          1997       30,000     Active


Intermediate Drilling:
  Rig No.  8 ................   1,000          1995       14,000     Active
  Rig No. 12 ................   1,100          1990       14,000     Active
  Rig No. 15 ................   1,000          1998       15,000     Active
  Rig No. 17 ................   1,000          1993       13,000     Active
  Rig No. 21 ................   1,200          1995       13,000     Active


--------------------

<F1>      "Active" denotes that the rig is currently under contract or available for contract. "Stacked" denotes that the rig is currently cold stacked and would need to be refurbished at a significant cost before being placed back into service.

     A schedule of the Company's workover rigs, as of December 31, 1999, which includes some rigs with shallow drilling capabilities, is set forth below:

                                                          Maximum
                                            Year Built    Drilling
                                              or Last      Depth
                              Horsepower    Refurbished    (Feet)      Status<1>
                              ----------    -----------   --------     ---------
Workover and Shallow Drilling:
  Rig No.  6 ................     700          1995           -         Active
  Rig No.  7 ................     700          1995           -         Stacked
  Rig No.  9 ................     650          1996           -         Active
  Rig No. 16 ................     800          1994         8,500       Active
  Rig No. 18 ................     800          1993         8,500       Active
  Rig No. 20 ................     800          1995         8,500       Active
  Rig No. 23 ................   1,000          1993        11,500       Active
  Rig No. 24 ................   1,000          1992        11,500       Active
  Rig No. 25 ................   1,000          1993        11,500       Active
  Rig No. 26 ................     650          1996           -         Active

--------------------

<F1>      "Active" denotes that the rig is currently under contract or available for contract. "Stacked" denotes that the rig is currently cold stacked and would need to be refurbished at a significant cost before being placed back into service.


     A schedule of the Company's international drilling barges, as of December 31, 1999, is set forth below:

                                                            Maximum
                                            Year Built      Drilling
                                              or Last        Depth
                              Horsepower    Refurbished      (Feet)        Status(1)
                              ----------    -----------     --------       ---------
Deep Drilling:
  Rig No. 72 ................   3,000          1991          30,000          Active
  Rig No. 73 ................   3,000          1991          30,000          Active
  Rig No. 74 ................   3,000          1997          30,000          Active
  Rig No. 75 ................   3,000          1999          30,000          Active
  Rig No.257 ................   3,000          1999          25,000          Active

--------------------

<F1>      "Active" denotes that the rig is currently under contract or available for contract. "Stacked" denotes that the rig is currently cold stacked and would need to be refurbished at a significant cost before being placed back into service.



Platform Rigs. The following table sets forth certain information, as of December 31, 1999, with respect to the Company's platform rigs:

                                                       Maximum
                                        Year Built     Drilling
                                          or Last       Depth
                           Horsepower   Refurbished     (Feet)        Status<1>
                           ----------   -----------    --------       ---------
  Rig No.  2 ..............  1,000         1982         12,000         Active
  Rig No.  3 ..............  1,000         1997         12,000         Active
  Rig No. 10 <2>...........    650         1989            -           Active
  Rig No. 41 ..............  1,000         1997         12,500         Active
  Rig No. 47 ..............    750         1993         11,000         Stacked


------------------

<F1>      "Active" denotes that the rig is currently under contract or available for contract. "Stacked" denotes that the rig is currently cold stacked and would need to be refurbished at a significant cost before being placed back into service.

<F2>   Workover rig.


Jackup rigs. The following table sets forth certain information as of December 31, 1999, with respect to the Company's jackup rigs:

                                                   Maximum   Maximum
                                                    Water    Drilling
                                                    Depth     Depth
                               Design(1)            (Feet)    (Feet)      Status<2>
                               ---------           --------  --------     ---------
  Rig No. 11(3) ....  Bethlehem JU-200 (MC)          200        -          Active
  Rig No. 14 .......  Baker Marine Big Foot (IS)      85     20,000        Active
  Rig No. 15 .......  Baker Marine Big Foot III (IS) 100     20,000        Active
  Rig No. 20 .......  Bethlehem JU-100 (MC)          110     25,000        Active
  Rig No. 21 .......  Baker Marine BMC-125 (MC)      100     20,000        Active
  Rig No. 22 .......  Le Tourneau Class 51 (MC)      173     15,000        Active
  Rig No. 25 .......  Le Tourneau Class 150-44 (IC)  215     20,000        Active


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

<F3>   Workover rig.




     The following table presents the Company's utilization rates, rigs available for service and cold stacked rigs for the year ended December 31, 1999 and the fiscal year ended August 31, 1998. With respect to the rigs purchased in the Hercules acquisition, the period commenced on December 30, 1997.

                                                         1999         1998
                                                         ----         ----
Transition Zone Rig Data

Domestic barge deep drilling:
  Rigs available for service <1>                          7.5          7.9
  Utilization rate of rigs available for service <2>       78%          95%
  Cold stacked rigs <1>                                     0          2.0

Domestic barge intermediate drilling:
  Rigs available for service <1>                          5.0          4.6
  Utilization rate of rigs available for service <2>       59%          83%

Domestic barge workover and shallow drilling:
  Rigs available for service <1>                          9.0          8.6
  Utilization rate of rigs available for service <2>       31%          62%
  Cold stacked rigs <1> <3>                               1.0          5.4

International barge drilling:
  Rigs available for service <1>                          4.4          3.0
  Utilization rate of rigs available for service <2>       96%          98%
  Cold stacked rigs <1>                                     0          1.0


Offshore Rig Data

Jackup Rigs:
  Rigs available for service <1>                          7.0          6.0
  Utilization rate of rigs available for service <2>       66%          91%
  Cold stacked rigs <1>                                     0          1.0

Platform Rigs:
  Rigs available for service <1>                          4.5          4.0
  Utilization rate of rigs available for service <2>       56%          78%
  Cold stacked rigs <1>                                   1.0          1.0


                                                         1999          1998
                                                         ----          ----
Land Rig Data

International Land Rigs:
  Rigs available for service <1>                         45.2          49.0
  Utilization rate of rigs available for service <2>       36%           81%
  Cold stacked rigs <1>                                   8.0          11.0

Domestic Land Rigs <4>:
  Rigs available for service <1>                         11.0          14.6
  Utilization rate of rigs available for service <2>       40%           86%


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

<F4>      Includes 13 domestic lower-48 land rigs through the date of sale,
          September 30, 1999.



Item 3.  LEGAL PROCEEDINGS

     The Company is a party to certain legal proceedings that have resulted from the ordinary conduct of its business. In the opinion of the Company's management, none of these proceedings is expected to have a material adverse effect on the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to Parker Drilling Company security holders during the fourth quarter of 1999.

Item 4A.  EXECUTIVE OFFICERS

     Officers are elected each year by the board of directors following the annual meeting for a term of one year and until the election and qualification of their successors. The current executive officers of the Company and their ages, positions with the Company and business experience are presented below:

 (1) Robert L. Parker, 76, chairman, joined the Company in 1944 and was elected a vice president in 1950. He was elected president in 1954 and chief executive officer in October 1977. Since December 1991, he has retained the position of chairman.

 (2) Robert L. Parker Jr., 51, president and chief executive officer, joined the Company in 1973 as a contract representative and was named manager of U.S. operations later in 1973. He was elected a vice president in 1973, executive vice president in 1976 and was named president and chief operating officer in October 1977. In December 1991, he was elected chief executive officer.

 (3) James W. Linn, 54, executive vice president and chief operating officer, joined the Company in 1973. He has general charge of the Company's business affairs and its officers. Mr. Linn first served in the Company's international division and in 1976 was named northern U.S. district manager prior to being elected vice president of U.S. and Canada operations in 1979. He was named a senior vice president in September 1981 and was elected to his current position in December 1991.

 (4) James J. Davis, 53, senior vice president-finance and chief financial officer, joined the Company in November 1991, in the stated positions. From 1986 through 1991, Mr. Davis was vice president and treasurer of MAPCO Inc., a diversified energy company with interests in natural gas liquids marketing and transportation, oil refining and retail motor fuel marketing. He serves as a member of the board of directors of Dollar Thrifty Funding Corp.

 (5) Donald L. Goodson, 45, vice president and general manager, international operations, joined the Company in 1976. He held various accounting and finance positions prior to being named contract manager for U.S. operations in 1981. In 1989, he was named Indonesia division manager. In 1993 Mr. Goodson was promoted to contract manager for the Middle East, Africa and Colombia. He was named vice-president, Latin America region in 1996 and was elected to his current position in December 1999.

 (6) Thomas L. Wingerter, 47, vice president and general manager, North American operations, joined the Company in 1979. In 1983 he was named contract manager for the Rocky Mountain division. He was promoted to Rocky Mountain division manager in 1984, a position he held until September 1991 when he was elected vice president, North American region. In March 1999, he was elected to his current position.

 (7) W. Kirk Brassfield, 44, corporate controller and chief accounting officer, joined the Company in March 1998 in his stated position. From 1991 through March 1998, Mr. Brassfield served in various positions, including subsidiary controller and director of financial planning of MAPCO Inc., a diversified energy company. From 1979 through 1991, Mr. Brassfield served at the public accounting firm, KPMG Peat Marwick.


                    OTHER PARKER DRILLING COMPANY OFFICERS

 (8) John R. Gass, 48, vice president, international marketing, joined the Company in 1977 and has served in various management positions in the Company's international divisions. In 1985 he became the division manager of Africa and the Middle East. In 1987 he directed the Company's mining operations in South Africa. In 1989 he was promoted to international contract manager. In January 1996, he was elected vice president, frontier areas and assumed his current position in March 1999.

 (9) Leslie D. Rosencutter, 44, was elected vice president, administration, in December 1989, and has responsibility for the public relations and human resources departments. In March 1996, she was elected Corporate Secretary. She previously had been named assistant vice president, administration in 1987. She joined the Company in 1974 as secretary to the controller and later was secretary to the Robert L. Parker Trust. She has served as executive secretary and administrative assistant to the chairman prior to being elected an officer.

(10) David W. Tucker, 44, was elected treasurer in March 1999. He joined the Company in 1978 as a financial analyst and served in various financial and accounting positions before being named chief financial officer of the Company's wholly-owned subsidiary, Hercules Offshore Corporation, in February 1998.

(11) Phillip M. Burch, 48, was elected assistant treasurer in April 1983. He joined the Company in 1981 as a treasury analyst and currently is responsible for domestic and international cash management and corporate investments. In July 1992, he assumed additional responsibilities for risk management.

                                                            PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

     Parker Drilling Company common stock is listed for trading on the New York Stock Exchange under the symbol PKD. At the close of business on December 31, 1999, there were 3,531 holders of record of Parker Drilling common stock. Prices on Parker Drilling's common stock for the year ended December 31, 1999, the transition period September 1, 1998 through December 31, 1998 and the fiscal year ended August 31, 1998 were as follows:

                               1999            Fiscal Year 1998
                        ------------------   -------------------
             Quarter      High       Low       High       Low
             -------    --------  --------   --------   --------
             First      $ 4.688   $ 2.250    $17.9375   $12.1875
             Second       4.375     3.000     14.8750     8.8750
             Third        5.625     3.312     12.0000     8.0625
             Fourth       4.750     3.000      8.6250     4.0000

             Transition
              Period        -         -        6.3120     2.8120


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

Item 6.  SELECTED FINANCIAL DATA

(In Thousands Except Per Share Data)


                              Four Months
                 Year Ended      Ended
                 December 31, December 31,             Year Ended August 31,
                                          --------------------------------------------
                    1999        1998        1998        1997        1996        1995
--------------------------------------------------------------------------------------

Revenues        $  324,553  $  136,723  $  481,223  $  311,644  $  156,652  $  157,371

Net income
 (loss)         $  (37,897) $  (14,633) $   28,092  $   16,315  $    4,053  $    3,916

Earnings (loss)
 per share,
 diluted        $     (.49) $     (.19) $      .36  $      .23  $      .07  $      .07

Total assets    $1,082,743  $1,159,326  $1,200,544  $  984,136  $  275,959  $  216,959

Long-term debt  $  648,577  $  630,479  $  630,090  $  551,042  $    2,794  $    1,748




Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS


                                                OUTLOOK AND OVERVIEW

     The loss reported for the year ended December 31, 1999 reflects the continued weakness in most of the Company's drilling markets which has resulted in a significant decrease in rig utilization and in dayrates since mid-1998. Lower crude oil prices throughout 1998 and into early
1999 negatively impacted the revenues and profits of oil operators, who responded by reducing exploration and development expenditures. This decline in spending adversely affected the level of oilfield activity, and in turn, the revenues of most companies in the oilfield services industry. Although crude oil and natural gas prices have increased recently, oil operators have been slow to increase their exploration and development spending. Management is unable to predict the timing and extent that spending by operators, rig dayrates and utilization will be positively affected by the increase in crude oil prices.

     Management anticipates that the Company will continue to incur losses until there is a significant increase in the level of oilfield activity. Management believes, however, that cash on hand, cash provided by operations and funds available under the Company's new revolving credit facility will be adequate to meet working capital needs and maintenance capital expenditures.

     During 1999, the Company restructured the management of its worldwide drilling operations eliminating approximately $10 million in overhead and operating costs. In addition, management has preserved cash by minimizing capital expenditures. The Company also sold certain of its non-strategic assets and is considering the sale of additional non-strategic assets. On September 30, 1999 the Company sold its 13 lower-48 land drilling rigs to Unit Corporation for $40.0 million cash plus one million shares of Unit common stock. During the fourth quarter the Company sold its Argentina land rigs and inventories (previously classified as assets held for disposition) plus one additional Bolivia land rig for approximately $9.3 million.

     In addition to selling non-strategic assets, the Company raised
$24.8 million by refinancing the capital cost of newly built barge Rig
75. In October 1999 the Company also entered into a new revolving credit agreement in the amount of $50.0 million which replaced the previously existing $75.0 million revolving credit facility.



                                                     RESULTS OF OPERATIONS

                                                         Introduction

     The Company's operations and future results have been altered significantly by the acquisitions of Mallard and Quail in November 1996, Bolifor in July 1997 and Hercules in December 1997. During the second quarter of 1999, the Company reorganized its drilling operations and administrative functions to reduce operating and overhead costs. Prior to the reorganization, the Company's business segments were designated as land drilling, offshore drilling and rental tools. Mallard and Hercules made up the offshore drilling segment and since the time of their acquisitions, each company maintained its existing organization structure, both operationally and administratively. The reorganization in 1999 resulted in the consolidation of the land and offshore drilling operations into two new segments, domestic drilling operations and international drilling operations. Certain accounting and other administrative functions previously performed by Mallard and Hercules were consolidated into corporate. Quail was not significantly affected by the reorganization. Results of operations for fiscal years ended
1998 and 1997 have been reclassified to reflect the new organization.

     During 1998 the Company decided to change its fiscal year end from August
31 to December 31 effective for the calendar year beginning January 1, 1999.



Year Ended December 31, 1999 Compared to Year Ended August 31, 1998

     The Company's net loss of $37.9 million in 1999 reflects a decrease of $66.0 million over the net income of $28.1 million recorded in fiscal 1998.
The loss in 1999 is reflective of the significant decline in utilization and dayrates that began in the fourth quarter of fiscal 1998 and continued throughout 1999.

     The Company's revenues decreased $156.7 million to $324.6 million as all of the Company's market segments, domestic, international and rental tools, recorded a decrease in revenues. International drilling revenues decreased
$66.6 million to $182.9 million for the year ended December 31, 1999, as compared to the fiscal year ended August 31, 1998. International land revenues were negatively impacted during 1999 by the downturn in the industry and as a result, land revenues decreased $88.1 million to $127.5 million.
This decrease is primarily attributed to the significant reduction in utilization across essentially all international land rig markets. During the first and second quarters of fiscal 1998, international land rig utilization averaged 81% as compared to 28% during the fourth quarter of 1999. The average dayrates also decreased for comparable periods but only by approximately 7%. Land drilling revenues decreased in all countries in which the Company operated except Ecuador (increased $7.7 million), Vietnam
(increased $4.4 million) and Kazakhstan/Russia (increased $7.5 million).
Ecuador and Vietnam represented one-rig contracts that began toward the end or after fiscal year 1998. The geographic areas most impacted by the industry downturn during 1999 were Indonesia, Papua New Guinea and Bolivia.



RESULTS OF OPERATIONS 1999 AS COMPARED TO 1998 (continued)


    International offshore revenues increased $21.5 million to $55.5 million in 1999 as compared to fiscal year 1998. The increase is primarily attributable to two new barge rigs, one each in Nigeria and the Caspian Sea.
Rig 257 in the Caspian Sea began drilling in September and Rig 75 in Nigeria generated standby revenues pending commencement of drilling operations. In addition, barge Rig 76 completed drilling operations in Venezuela, generating approximately $10.8 million in revenues during 1999.

     Domestic drilling revenues decreased $83.4 million to $113.7 million during 1999 as compared to fiscal 1998. Domestic land drilling revenues, arising from the Company's 13 U.S. lower-48 rigs and one rig in Alaska, decreased $32.9 million during 1999. On September 30, 1999 the Company sold the 13 lower-48 land rigs to Unit Corporation for $40.0 million in cash and one million shares of Unit common stock. A pre-tax gain of $36.1 million was recognized during the third quarter. The one remaining domestic land rig, located in Alaska, has been stacked since March 1999 due to reduced drilling activity in Alaska.

     Domestic offshore revenues, arising from the Company's fleet of barge, platform and jackup rigs located in the Gulf of Mexico, decreased $50.5 million during 1999 as compared to fiscal 1998. Rig utilization and dayrates in the Gulf of Mexico offshore drilling market were particularly hurt by the decline in oil and gas operators' spending. Barge drilling and workover rig revenues decreased $32.6 million during 1999 due to approximately a 25% decrease in dayrates and a decrease in barge rig utilization from an average
90% in fiscal 1998 to approximately 45% in 1999. Revenues related to the seven jackups decreased $10.5 million during 1999 as compared to the eight months of operations (Hercules acquired December 30, 1997) during fiscal 1998.
Jackup dayrates were particularly impacted by the downturn, declining from an average $28,000 per day in fiscal 1998 to approximately $16,000 per day during 1999. Platform rig revenues decreased $7.4 million due to decreases in dayrates and utilization. In addition, one platform rig which had operated in the Gulf of Mexico was sold during 1999.

     The Company's rental tool revenues decreased $5.1 million to $27.7 million during 1999 as compared to fiscal 1998. Rental tool revenues were impacted during 1999 mainly due to depressed drilling activity in the Gulf of Mexico.

     Profit margins (revenues less direct operating expenses) of $85.3 million in 1999 reflect a decrease of $84.2 million from the $169.5 million recorded in fiscal 1998. The domestic and international drilling segments recorded profit margin percentages (profit margin as a percent of revenues) of 12% and 31% in 1999, as compared to 35% and 33% in fiscal 1998. The significant reduction in utilization and drilling dayrates during 1999 accounted for the significant declines in profit margin percentages. The Company's rental tool business had a slight increase in profit margin percentage to 61% from 58%.





RESULTS OF OPERATIONS 1999 AS COMPARED TO 1998 (continued)


     Depreciation and amortization increased $13.6 million to $82.2 million in 1999 as compared to fiscal 1998. This increase is primarily attributable to two major construction projects, Rig 257 and Rig 75, that completed construction and began depreciating during the third quarter of 1999. In addition, 1999 recognized a full year of depreciation expense on the assets of Hercules and a full year of amortization of goodwill associated with the purchase compared to only eight months depreciation and amortization in fiscal
1998. General and administrative expense increased $2.0 million, due primarily to severance costs incurred as part of management's restructuring of operations in early 1999 referred to previously. The consolidation of operational and administrative activities as part of the Company-wide restructuring is anticipated to generate significant cost savings in future years.

     Interest expense increased $6.5 million to $55.9 million during 1999.
Subsequent to fiscal 1998, the Company borrowed an additional $20.0 million on its revolving credit facility that remained outstanding until September 30, 1999 when the outstanding balance of $40.0 million was repaid in full and the revolving credit facility was terminated. The revolving credit facility was repaid with the proceeds from the sale of the 13 lower-48 land rigs. In
October 1999, the Company entered into a new $50.0 million revolving credit facility and refinanced $24.8 million of the capital cost to construct Rig 75.
These financing arrangements resulted in higher average outstanding debt levels in 1999 than in fiscal 1998, resulting in the higher interest expense reported in 1999. As of December 31, 1999, no funds have been drawn on the new revolving credit facility. Interest capitalized on rig construction projects during 1999 was $3.0 million as compared to $3.5 million in 1998.
Gain on disposition of assets of $39.1 million includes a $36.1 gain on the sale of the 13 lower-48 land rigs.

RESULTS OF OPERATIONS 1999 AS COMPARED TO 1998 (continued)

     In 1999, the Company generated an income tax benefit of $2.7 million as compared to income tax expense of $16.4 million in fiscal 1998. The income tax benefit of $2.7 million in 1999 consists of $11.2 million current tax expense related primarily to foreign taxes and $13.9 million net deferred tax benefit related to operating losses incurred during 1999. The income tax expense of $16.4 million in fiscal 1998 consists of $14.3 million current tax expense related primarily to foreign taxes and deferred tax of $2.1 million.

Year Ended August 31, 1998 Compared to Year Ended August 31, 1997


     The Company's net income of $28.1 million in fiscal 1998 reflects an increase of $11.8 million over the $16.3 million recorded in fiscal 1997.
Fiscal 1998 includes the entire year's results of operations of Mallard, Quail and Bolifor, the Company's fiscal 1997 acquisitions. Fiscal 1997 includes
Mallard and Quail from their acquisition date of November 12, 1996 and Bolifor from its acquisition date of July 1, 1997. Additionally, fiscal 1998 includes the Hercules operating results from December 30, 1997, its date of acquisition. Fiscal 1998's improvement over 1997 reflects the strong drilling markets which existed primarily in the first half of the fiscal year. The
Company's fiscal 1998 results include a net loss of $1.1 million in the fourth quarter, a reflection of weakening demand in several of the Company's markets.

     The Company's revenues increased $169.6 million, to $481.2 million, as each of the Company's market segments recorded an increase in revenues. The
Company's acquisitions have substantially increased revenues and affected the comparability of the figures presented in each year. The table below indicates sources of revenues by each of the Company's acquisitions:


                          Twelve Months ended August 31,

                                                  1998                1997
         Domestic drilling
         -----------------                        ----                ----
Parker land (excluding acquisitions)            $ 50,706            $ 44,411
Mallard                                           98,351              72,837
Hercules                                          48,027                 -
                                                --------            --------
   Total Domestic Operations Revenues           $197,084            $117,248
                                                --------            --------

           International drilling
           ----------------------

Parker land (excluding acquisitions)            $176,913            $127,238
Mallard                                           41,233              36,470
Bolifor                                           31,335               2,642
                                                --------            --------
   Total International Operations Revenues      $249,481            $166,350
                                                --------            --------
         Rental Tools
         ------------
Quail                                           $ 32,723            $ 25,457
                                                --------            --------

     Domestic drilling revenues increased $79.8 million, to $197.1 million. The Hercules acquisition generated revenues of $48.0 million for the eight-month period from the acquisition date. Mallard's domestic drilling operations contributed $25.5 million to the increase in offshore revenues due to higher average dayrates and an increase in utilization days as the Mallard operations were included for the entire year in fiscal 1998. Weakness in Mallard's workover and remedial markets resulted in a reduction in revenues from these operations and offset some of the increase in revenues discussed above. In the United States, the Company's land drilling revenues increased $6.3 million due primarily to higher average dayrates than in fiscal 1997.

     The Company's international drilling revenues increased $83.1 million to $249.5 million. Latin America operations contributed an increase of $47.4 million, to $121.0 million. The rigs acquired in the Bolifor acquisition contributed $28.7 million of the increase while operations in Colombia and Peru also reflected significant increases. Higher utilization and dayrates on certain of the rigs in these countries contributed to the increase. Land drilling operations in Africa provided an increase in revenues of $7.6 million due to the Company's operations in Niger in fiscal 1998. In the states comprising the former Soviet Union, the Company's revenues of $19.8 million reflected an increase of $12.8 million, due primarily to increased rig utilization in Kazakhstan. In the Company's Asia Pacific land drilling operations, revenues increased $8.5 million, where increased operating days in Papua New Guinea offset the fiscal 1997 completion of contracts in Vietnam and the Philippines. Although revenues increased in each of the markets noted in fiscal 1998 when compared to fiscal 1997, the Company experienced declining utilization and dayrates in several markets as contracts were completed. In particular, the Company's Asia Pacific operations, including Papua New Guinea and Indonesia, experienced a significant reduction in rig utilization and customer demand in the latter part of fiscal 1998. Mallard's barge drilling operations in Nigeria experienced an increase in revenues of $6.8 million, to $33.9 million, due in part to the full year of operations and near 100% utilization of the Company's three barge rigs in Nigeria during fiscal 1998.

      The Company's rental tool revenues increased $7.3 million due to the entire year's operations being included in fiscal 1998 and due to increased revenues contributed by the Company's new Victoria, Texas rental facility. These increases were offset by some weakening in rental tool demand in the Company's core offshore Louisiana market.

     Profit margins of $169.5 million reflected an increase of $61.1 million from the $108.4 million recorded in fiscal 1997. The domestic and international drilling segments recorded profit margin percentages of 35% and 33% in fiscal 1998, respectively, percentages which were comparable to those recorded in fiscal 1997. The Company's rental tool business had a decrease in profit margin percentage from 66% to 58%, due in part to lower margins earned by the Company on tool sales, higher discounts given on tool rentals and start-up costs at its new Victoria facility. The reduction in demand in certain markets which began in the second half of fiscal 1998 reduced profit margins as a percent of revenues in the Company's fourth quarter when compared with the entire fiscal 1998.

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

     Interest expense increased $16.5 million to $49.4 million, as debt incurred in November 1996 and July 1997 to finance the Company's fiscal 1997 acquisitions remained outstanding all of fiscal 1998. This debt included the $300 million Senior Notes issued in November 1996 and the $175 million Convertible Subordinated Notes issued in July 1997. Additionally, in March 1998, the Company issued $150 million of 9 3/4 % Senior Notes, a portion of which was used to repay the $83 million balance on the term loan of November 1996. These increases in interest expense were offset by $3.5 million of interest charges capitalized to construction projects in fiscal 1998, compared to $0.2 million in the prior year. Non-operating other income of $4.5 million reflected an increase of $1.2 million which was attributable to the fiscal 1998 disposition of the Company's interest in OnSite Technology L.L.C. at a gain of $4.6 million. Fiscal 1997's non-operating other income and expense included a $1.6 million write down from a blowout which damaged barge Rig 52 and a $1.1 million gain from the sale of a subsidiary, Parker Kinetic Designs, Inc.

     Income taxes of $16.4 million with an effective tax rate of 37% increased from the $7.2 million and 31% effective rate the Company experienced in fiscal 1997. Increased revenues and taxable income from the Company's foreign operations were primarily responsible for the increased tax expense recorded in fiscal 1998.

Liquidity and Capital Resources
-------------------------------


     As of December 31, 1999, the Company had cash, cash equivalents and other short-term investments of $46.3 million, an increase of $22.0 million from December 31, 1998. In addition, the Company has $6.7 million of restricted cash recorded as other current assets, in support of standby letters of credit. Management anticipates that the restriction on this cash will be released by the end of the first quarter of 2000. The primary sources of cash in 1999, as reflected on the Consolidated Statement of Cash Flows, were $63.9 million from the disposition of equipment, $35.2 million from the issuance of debt and $14.5 million provided by operating activities. The disposition of assets includes the sale of the 13 lower-48 rigs to Unit Corporation for cash proceeds of $40.0 million, the sale of rigs and equipment in Argentina with proceeds of $9.3 million and the sale of one offshore platform rig with proceeds to date of $5.5 million.

     The primary uses of cash in 1999 were $49.1 million for capital expenditures (net of reimbursements) and $43.0 million for repayment of debt. Major projects during the year included the modification of barge Rig 257 for a contract in the Caspian Sea and the construction of a new barge, Rig 75, for a contract in Nigeria. Reimbursements from the operator to offset a portion of the expenditures to modify Rig 257 are reflected as a reduction in capital expenditures in the Consolidated Statement of Cash Flows. At year-end both rigs were drawing daily revenues at their respective locations. Other major expenditures included the modification of two barge rigs for a contract with Texaco in the transition zones of the Gulf of Mexico, the completion of a new support facility in New Iberia, Louisiana, and commencement of modifications to Rig 249 for a contract to begin in the second half of 2000 in Kazakhstan.

     To finance the Company's 1996 and 1997 acquisitions and the significant capital expenditures made in 1998 and 1999, the Company has issued various debt instruments. The Company has total long-term debt, including the current portion, of $653.6 million at December 31, 1999. On September 30, 1999 the outstanding balance of $40.0 million on the ING revolving credit facility was repaid in full from the cash proceeds from the sale of the lower-48 land rigs. After the outstanding letters of credit were cash collateralized, the ING facility was terminated. Subsequently, the Company entered into a new $50.0 million revolving credit facility with a group of banks led by Bank of America on October 22, 1999. This new facility is available for working capital requirements, general corporate purposes and to support letters of credit.
The revolver is collateralized by accounts receivable, inventory and certain barge rigs located in the Gulf of Mexico. The facility contains customary affirmative and negative covenants. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80 percent of eligible receivables plus 50 percent of supplies in inventory. As of December 31, 1999, the borrowing base was $40.4 million of which none had been drawn down. The revolver terminates on October 22, 2003. On October 7, 1999 a subsidiary of the Company entered into a loan agreement with Boeing Capital Corporation for refinancing the construction costs of Rig 75. The loan of $24.8 million plus interest is to be repaid in 60 monthly payments of $0.5 million. The loan is collateralized by Rig 75 and is guaranteed by the Parent.

-------------------------------


     The Company anticipates that working capital needs and funds required for capital spending in 2000 will be met from existing cash, other short-term investments, cash provided by operations, reimbursements from the operator for expenditures on Rig 257 and, if necessary, from proceeds from sale of the Unit common stock and funds available under the Company's revolving credit facility. The Company anticipates cash requirements for capital spending will be approximately $38 million, net of reimbursements, in 2000. Should new opportunities requiring additional capital arise, the Company may utilize the revolving credit facility. In addition, the Company may seek project financing or equity participation from outside alliance partners or customers. The Company cannot predict whether such financing or equity participation would be available on terms acceptable to the Company.

                                                        OTHER MATTERS
Business Risks
--------------

     Internationally, the Company specializes in drilling in remote locations and under difficult geological or operating conditions. The Company's international services are primarily utilized by international and national oil companies in the exploration and development of reserves of oil. Domestically, the Company primarily drills offshore in the Gulf of Mexico with barge, jackup and platform rigs. Business activity is dependent on the exploration and development activities of the major, independent and national oil and gas companies that make up the Company's customer base. Generally, temporary fluctuations in oil and gas prices do not materially affect these companies' exploration and development activities, and consequently do not materially affect the operations of the Company. However, sustained increases or decreases in oil and natural gas prices could have an impact on customers' long-term exploration and development activities which in turn could materially affect the Company's operations. Generally, a sustained change in the price of oil would have a greater impact on the Company's international operations while a sustained change in the price of natural gas would have a greater effect on domestic operations.


Year 2000
---------

     The Company began preparing for Year 2000 in 1997 by replacing critical financial, human resources and payroll systems with Year 2000 compliant off-the-shelf software. The Year 2000 problem was not the main reason for upgrading the information technology platform; however, it was beneficial in achieving Year 2000 compliance. The Company also prepared contingency plans to cover failures in its supply chain, communications, civil disturbances and information technology systems.

     The Company estimates that $225,000 was spent during 1998 and 1999 in its Year 2000 compliance efforts. While the majority of those costs were internal salaries, the Company's process for tracking internal costs did not capture all of the costs incurred for each individual task on the project.

     During the Year 2000 date transition, the Company did not experience any material failure with its Information Technology or non-Information Technology systems or key customers or suppliers. The Company will continue to monitor mission critical applications, processes and vendors throughout the Year 2000 for any latent issues that may arise.

-------------


Change in Fiscal Year
---------------------

     On July 10, 1998, the Company decided to change its fiscal year end from August 31 to December 31, effective January 1, 1999. The Company filed a Quarterly Report on Form 10-Q with the Securities and Exchange Commission covering the transition period of September 1, 1998 to December 31, 1998.


Indonesian Operations
---------------------

     The current political and currency instability in Indonesia has created uncertainty regarding the Company's Indonesian operations. The Company provides management, technical and training support to an Indonesian-owned drilling contractor, whose services include the drilling of geothermal wells related to power plant projects. Due to the uncertain economic conditions, certain of these power plant projects have been postponed or delayed. As a result, payments from a significant customer for services provided by the Indonesian contractor have been delayed. The Indonesian contractor initiated two arbitration proceedings in late 1998 to collect these delinquent payments. Recently, the arbitration panel awarded the contractor approximately $4.5 million including interest in the first proceeding. The contractor has advised it will vigorously pursue collection of this award and prosecution of a second arbitration proceeding in which the contractor is claiming approximately $4.0 million.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Parker Drilling Company

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) of the Form 10-K, present fairly, in all material respects, the financial position of Parker Drilling Company and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, August 31, 1998 and 1997, and the four months ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) of the Form 10-K, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                      /s/ PricewaterhouseCoopers LLP
                                      PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 3, 2000

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (In Thousands Except Earnings Per Share
                    and Weighted Average Shares Outstanding)

                                   Year       Four Months     Year        Year
                                   Ended        Ended         Ended       Ended
                                December 31,  December 31,  August 31,  August 31,
                                   1999          1998         1998        1997
----------------------------------------------------------------------------------
Revenues:
 Domestic drilling                $113,715     $ 49,648     $197,084     $117,248
 International drilling            182,908       76,248      249,481      166,350
 Rental tools                       27,656       10,245       32,723       25,457
 Other                                 274          582        1,935        2,589
                                  --------     --------     --------     --------
Total revenues                     324,553      136,723      481,223      311,644
                                  --------     --------     --------     --------
Operating expenses:
 Domestic drilling                 100,199       42,025      127,951       79,790
 International drilling            126,226       52,623      167,651      110,189
 Rental tools                       10,910        4,416       13,749        8,549
 Other                               1,899          932        2,365        4,722
 Depreciation and amortization      82,170       26,529       68,574       46,256
 General and administrative         16,312        5,904       17,273       14,414
 Restructuring charges               3,000          -            -            -
 Provision for reduction in
  carrying value of certain assets  10,607        4,055          -            -
                                  --------     --------     --------     --------
Total operating expenses           351,323      136,484      397,563      263,920
                                  --------     --------     --------     --------
Operating income (loss)            (26,770)         239       83,660       47,724
                                  --------     --------     --------     --------
Other income and (expense):
 Interest expense                  (55,928)     (17,427)     (49,389)     (32,851)
 Interest income                     1,725          619        5,732        5,367
 Gain on disposition of assets      39,070          605        2,289        2,775
 Other                               1,326         (304)       2,235          541
                                  --------     --------     --------     --------
Total other income and (expense)   (13,807)     (16,507)     (39,133)     (24,168)
                                  --------     --------     --------     --------
Income (loss) before income taxes  (40,577)     (16,268)      44,527       23,556
                                  --------     --------     --------     --------
Income tax expense (benefit)        (2,680)      (1,635)      16,435        7,241
                                  --------     --------     --------     --------
Net income (loss)                 $(37,897)    $(14,633)    $ 28,092     $ 16,315
                                  --------     --------     --------     --------
                                  --------     --------     --------     --------
Earnings (loss) per share,
 Basic                            $   (.49)    $   (.19)    $    .37     $    .23
 Diluted                              (.49)    $   (.19)    $    .36     $    .23
Number of common shares used in
 computing earnings per share:
 Basic                          77,159,461   76,828,879   76,658,100   70,909,539
 Diluted                        77,159,461   76,828,879   77,789,390   71,760,543

                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)

                                                         December 31,
                                                     1999             1998
-----------------------------------------------------------------------------

ASSETS

Current assets:
 Cash and cash equivalents                       $   45,501       $   24,314
 Other short-term investments                           777              -
 Accounts and notes receivable, net of
  allowance for bad debts of $5,677 in
  1999 and $3,002 in 1998                            75,411          105,810
 Rig materials and supplies                          13,766           18,755
 Other current assets                                15,988           13,224
                                                 ----------       ----------
 Total current assets                               151,443          162,103
                                                 ----------       ----------
Property, plant and equipment, at cost:
 Drilling equipment                                 956,957          957,672
 Rental equipment                                    43,857           38,784
 Buildings, land and improvements                    20,657           23,329
 Other                                               25,291           29,222
 Construction in progress                            38,154          126,330
                                                 ----------       ----------
                                                  1,084,916        1,175,337

 Less accumulated depreciation
  and amortization                                  423,514          445,464
                                                 ----------       ----------
 Net property, plant and equipment                  661,402          729,873
                                                 ----------       ----------

Deferred charges and other assets:
 Goodwill, net of accumulated
  amortization of $20,304 in 1999
  and $13,026 in 1998                               204,090          214,232
 Rig materials and supplies                          13,363            8,900
 Assets held for disposition                         17,063           11,010
 Debt issuance costs                                 13,202           15,052
 Other                                               22,180           18,156
                                                 ----------       ----------
 Total deferred charges and other assets            269,898          267,350
                                                 ----------       ----------
Total assets                                     $1,082,743       $1,159,326
                                                 ----------       ----------
                                                 ----------       ----------


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)

                                                           December 31,
                                                      1999             1998
-----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt               $    5,054       $   31,404
 Accounts payable                                    29,170           39,114
 Accrued liabilities                                 29,562           33,323
 Accrued income taxes                                 8,323            7,576
                                                 ----------       ----------
 Total current liabilities                           72,109          111,417
                                                 ----------       ----------
Long-term debt (Note 5)                             648,577          630,479
                                                 ----------       ----------
Deferred income tax                                  28,273           41,253
                                                 ----------       ----------
Other long-term obligations                           4,363           12,227
                                                 ----------       ----------
Commitments and contingencies (Note 11)                 -                -


Stockholders' equity:
Preferred stock, $1 par value, 1,942,000
  shares authorized, no shares outstanding              -                -
 Common stock, $.16 2/3 par value,
  authorized 120,000,000 shares, issued
  and outstanding 77,372,040 shares
  (76,887,331 shares in 1998)                        12,895           12,815
 Capital in excess of par value                     343,374          341,699
 Comprehensive income - net unrealized gain
  on investments available for sale (net of
  taxes of $908)                                      1,613              -
 Retained earnings (accumulated deficit)            (28,461)           9,436
                                                 ----------       ----------
 Total stockholders' equity                         329,421          363,950
                                                 ----------       ----------
Total liabilities and stockholders' equity       $1,082,743       $1,159,326
                                                 ----------       ----------
                                                 ----------       ----------










                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)

                                       Year       Four Months     Year        Year
                                       Ended         Ended        Ended       Ended
                                    December 31,  December 31,  August 31,  August 31,
                                       1999          1998          1998        1997
-------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                     $(37,897)    $(14,633)    $ 28,092    $ 16,315
 Adjustments to reconcile net income
   (loss) to net cash provided by
  operating activities:
   Depreciation and amortization         82,170       26,529       68,574      46,256
   Gain on disposition of
    assets                              (39,070)        (605)      (6,851)     (2,775)
   Provision for reduction in carrying
    value of certain assets              10,607        4,055          -           -
   Deferred tax expense (benefit)       (13,888)      (6,147)       2,100         -
   Other                                  3,503        1,875        3,992       4,201
   Change in assets and liabilities:
    Accounts and notes receivable        28,554        7,569        8,886     (46,488)
    Rig materials and supplies             (721)        (257)      (5,544)     (3,468)
    Other current assets                 (3,263)         658        3,065      (2,661)
    Accounts payable and accrued
     liabilities                        (21,569)     (10,232)      40,383       2,236
    Accrued income taxes                    747        1,544        1,128      (1,732)
    Other assets                          5,312          871         (306)     (3,412)
                                       --------     --------     --------    --------

  Net cash provided by operating
   activities                            14,485       11,227      143,519       8,472
                                       --------     --------     --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the sale of assets        63,868        1,481       13,470      14,235
 Capital expenditures
  (net of reimbursements)               (49,146)     (52,711)    (196,078)    (87,426)
 Acquisition of Mallard                     -            -            -      (311,837)
 Acquisition of Quail                       -            -            -       (66,888)
 Acquisition of Bolifor                     -           (500)      (2,189)    (22,311)
 Acquisition of Hercules                    -            -       (195,599)        -
 Purchase of short-term investments        (777)         -        (18,708)     (8,221)
 Proceeds from sale of short-term
  investments                               -          9,999       11,547      21,630
 Other-net                                  650        1,000         (766)     (5,458)
                                       --------     --------    ---------    --------
  Net cash provided (used) in investing
   activities                            14,595      (40,731)    (388,323)   (466,276)
                                       --------     --------    ---------    --------


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (continued)
                            (Dollars in Thousands)

                                       Year       Four Months     Year        Year
                                       Ended         Ended        Ended       Ended
                                    December 31,  December 31,  August 31,  August 31,
                                        1999          1998        1998        1997
--------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt       $ 35,186    $ 10,000     $204,692     $557,040
 Proceeds from common stock offering       -           -            -         61,341
 Principal payments under debt
  obligations                          (43,017)     (1,441)    (124,287)     (12,284)
 Repurchase of common stock                -           -           (302)        (432)
 Other                                     (62)          5            4          352
                                      --------    --------     --------     --------
  Net cash provided (used) by
   financing activities                 (7,893)      8,564       80,107      606,017
                                      --------    --------     --------     --------
Net increase (decrease) in cash and
 cash equivalents                       21,187     (20,940)    (164,697)     148,213

Cash and cash equivalents at beginning
 of year                                24,314      45,254      209,951       61,738
                                      --------    --------     --------     --------
Cash and cash equivalents at
 end of year                          $ 45,501    $ 24,314     $ 45,254     $209,951
                                      --------    --------     --------     --------
                                      --------    --------     --------     --------
Supplemental disclosures of cash
 flow information:
 Cash paid during the year for:
  Interest                            $ 56,806    $ 22,802     $ 46,892     $ 21,116
  Income taxes                        $ 10,461    $  2,968     $ 13,207     $  8,973

Supplemental noncash investing and
 financing activity:

 1.0 million shares of Unit
 Corporation stock received on sale
 of lower-48 rigs                     $  7,562

 Net unrealized gain on investments
 available for sale (net of taxes
 of $908)                             $  1,613

 Note receivable for sale of
 platform rig                         $  1,645


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                       PARKER DRILLING COMPANY AND SUBSIDIARIES
        Consolidated Statement of Stockholders' Equity (Dollars in Thousands)

                                                   Capital    Retained
                                                  in excess   earnings
                             Preferred   Common    of par   (accumulated
                               stock      stock    value      deficit)      Other
                            ----------  -------- ---------- ------------  ---------
Balances, August 31, 1996      $   -     $10,888   $254,955   $(20,338)   $(1,457)

  Acquisition of Mallard        25,000       -          -          -          -

  Conversion of preferred
   stock into common stock     (25,000)      509     24,491        -          -

  Activity in employees'
   stock plans                     -          32      1,239        -        1,180

  Acquisition of stock from
   certain employees               -          (7)      (425)       -          -

  Issuance of 8,146,600 common
   shares                          -       1,358     59,983        -          -

  Net income                       -         -          -       16,315        -
                               -------   -------   --------   --------    -------
Balances, August 31, 1997          -      12,780    340,243     (4,023)      (277)
  Activity in employees'
   stock plans                     -          20      1,152        -          277

  Acquisition of stock from
   certain employees               -          (6)      (296)       -          -

  Net income                       -         -          -       28,092        -
                               -------   -------   --------   --------    -------
Balances, August 31, 1998          -      12,794    341,099     24,069        -

  Activity in employees'
   stock plans                     -          21        600        -          -

  Net (loss)                       -         -          -      (14,633)       -
                               -------   -------   --------   --------    -------
Balances, December 31, 1998        -      12,815    341,699      9,436        -

  Activity in employees'
   stock plans                     -          83      1,738        -          -

  Acquisition of stock from
   certain employees               -          (3)       (63)       -          -

  Comprehensive Income -
   Net unrealized gain on
   investments available for
   sale (net of taxes of $908)     -         -          -          -        1,613
  Net (loss) (total
   comprehensive loss of
   $36,284)                        -         -          -      (37,897)       -
                               -------   -------   --------   --------    -------
Balances, December 31, 1999    $   -     $12,895   $343,374   $(28,461)   $ 1,613
                               -------   -------   --------   --------    -------
                               -------   -------   --------   --------    -------

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

     Operations - The Company provides land and offshore contract drilling services and rental tools on a worldwide basis to major, independent and foreign national oil and gas companies. The Company's rig fleet consists of 28 barge drilling and workover rigs, seven offshore jackup rigs, five offshore platform rigs and 51 land rigs. The Company specializes in the drilling of deep and difficult wells, drilling in remote and harsh environments, drilling in transition zones and offshore waters and in providing specialized rental tools. The Company also provides a range of services that are ancillary to its principal drilling services, including engineering, logistics and construction, as well as various types of project management.

     Change in Fiscal Year - The Company changed its fiscal year end from August 31 to December 31, effective for the fiscal year beginning January 1, 1999. The four-month transition period from September 1 through December 31, 1998 (the "Transition Period") preceded the start of the new year. The fiscal years ended August 31, 1998 and 1997 have not been recast to conform to the new year end of December 31.

     Drilling Contracts - The Company recognizes revenues and expenses on dayrate contracts as the drilling progresses (percentage-of-completion method) because the Company does not bear the risk of completion of the well. For meterage contracts, the Company recognizes the revenues and expenses upon completion of the well (completed-contract method).

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

     Property, Plant and Equipment - The Company provides for depreciation of property, plant and equipment primarily on the straight-line method over the estimated useful lives of the assets after provision for salvage value. In the third quarter of fiscal 1998, the Company reviewed the estimated useful life of its land drilling fleet used for financial depreciation purposes. As a result, the estimated life was extended from 10 to 15 years with a five percent salvage value for most of the major rig components, resulting in a reduction in depreciation expense for 1999, four months ended December 31, 1998 and fiscal 1998 of approximately $5.2 million and $1.7 million and $2.6 million, respectively. The Company's historical experience and a comparison with other firms in the industry indicates that its land drilling equipment has a useful life of at least 15 years. The depreciable lives for offshore drilling equipment, 15 to 20 years, remained unchanged. The depreciable lives for certain other equipment, ranging from three to seven years, including drill pipe, also were not extended. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Management periodically evaluates the Company's assets to determine if they are not in excess of their net realizable value. Management considers a number of factors such as estimated future cash flows, appraisals and current market value analysis in determining net realizable value. Assets are written down to reflect any decrease in net realizable value below their net carrying value. In addition, interest totaling approximately $3.0 million, $1.7 million, $3.5 million and $0.2 million were capitalized in 1999, four months ended December 31, 1998, fiscal 1998 and fiscal 1997, respectively.

     Goodwill - Goodwill is being amortized on a straight-line basis over 30 years commencing on the dates of the respective acquisitions. The Company assesses whether the excess of cost over net assets acquired is impaired based on the ability of the operation, to which it relates, to generate cash flows in amounts adequate to cover the future amortization of such assets. If an impairment is determined, the amount of such impairment is calculated based on the estimated fair market value of the related assets.

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

     Other assets - Other assets includes the Company's investment in marketable equity securities. Equity securities that are classified as available for sale are stated at fair value as determined by quoted market prices. Unrealized holding gains and losses are excluded from earnings and are reported net of taxes in a separate component of stockholders' equity until realized. At December 31, 1999 and 1998, the fair value of equity securities totaled $11.5 million and $1.3 million, respectively.

     In computing realized gains and losses on the sale of equity securities, the cost of the equity securities sold is determined using the specific cost of the security when originally purchased.

     Other Long-term Obligations - Included in this account is the accrual of workers' compensation and deferred revenues related to prepayments received for certain daywork drilling revenues. These prepayments are recognized over the related contract term.

     Income Taxes - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Earnings (Loss) Per Share (EPS) - SFAS No. 128, "Earnings per Share," was implemented by the Company during fiscal 1998. The statement requires a presentation of both basic and diluted EPS. Basic earnings (loss) per share is computed by dividing net income (loss), as adjusted for dividends on preferred stock, by the weighted average number of common shares outstanding during the period. The effect of dilutive securities is included in the diluted EPS calculation, when applicable.

     Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and gas companies. The Company generally does not require collateral on its trade receivables.

     The current political and currency instability in Indonesia has created uncertainty regarding the Company's Indonesian operations. The Company provides management, technical and training support to an Indonesian-owned drilling contractor, whose services include the drilling of geothermal wells related to power plant projects. Due to the uncertain economic conditions, certain of these power plant projects have been postponed or delayed. As a result, payments from a significant customer for services provided by the contractor have been delayed. The contractor initiated two arbitration proceedings in late 1998 to collect these delinquent payments. Recently, the arbitration panel awarded the contractor approximately $4.5 million, including interest, in the first proceeding. The contractor has advised it will vigorously pursue collection of this award and prosecution of a second arbitration proceeding which the contractor is claiming approximately $4.0 million. The Company believes that resolution of this matter will not have a material adverse effect on the Company's results of operations or financial position.

     The Company places substantially all its interest-bearing investments with major financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. At December 31, 1999 and 1998, the Company had deposits in domestic banks in excess of federally insured limits of approximately $51.7 million and $19.9 million, respectively. In addition, the Company had deposits in foreign banks December 31, 1999 and 1998 of $2.9 million and $4.8 million, respectively, which are not federally insured.

     The Company's drilling customer base consists of major, independent and foreign national oil and gas companies. Shell Petroleum Development Company of Nigeria, the Company's largest customer of 1999, accounted for approximately 10% of total revenues. For fiscal year 1998, Chevron was the Company's largest customer with approximately 15% of total revenues.

     Fair Value of Financial Instruments - The carrying amount of the Company's cash and short-term investments and short-term and long-term debt had fair values that approximated their carrying amounts.

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

Note 2 - Acquisitions

     On December 30, 1997, the Company acquired all of the outstanding capital stock of Hercules Offshore Corporation, a Texas corporation (HOC), and all of the outstanding capital stock of Hercules Rig Corp., a Texas corporation (HRC) and an affiliate of HOC (HOC and HRC being collectively referred to as "Hercules"), for $195.6 million, including acquisition costs. The purchase price for the acquisition was adjusted for certain debt assumed by the Company, for capital expenditures incurred subsequent to the purchase agreement date and for levels of working capital at closing. Hercules owned three self-erecting platform rigs and seven offshore jackup rigs.

     The acquisition has been accounted for by the purchase method of accounting; and, the reported financial results include the Hercules operations from the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was $83.9 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

     The acquisition of Hercules was primarily funded with proceeds from the July 1997 issuance of the Company's $175 million 5 1/2% Convertible Subordinated Notes.

     On November 12, 1996, the Company acquired Mallard Bay Drilling, Inc. ("Mallard") and Quail Tools, Inc. ("Quail"). Both were accounted for by the purchase method of accounting.

     The Company acquired all of the outstanding stock of Mallard from Energy Ventures, Inc. ("EVI") for $336.8 million, including acquisition costs, for cash of $311.8 million and $25.0 million of preferred stock, which was converted into 3,056,600 shares of common stock during the second quarter of fiscal 1997. At the acquisition date, Mallard owned and operated 34 drilling and workover barge rigs in the shallow waters of the Gulf of Mexico, Nigeria, and Venezuela and four land drilling rigs in Argentina.

     The Company acquired all of the outstanding stock of Quail for $66.9 million, including acquisition costs. Quail is a provider of premium rental tools used in well drilling, production and workover operations to companies working in the Gulf of Mexico and Gulf Coast land regions. The excess of purchase price over the fair value of the net assets acquired was $99.7 million for Mallard and $43.6 million for Quail and has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

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
      (diluted)


     In July 1997, the Company acquired substantially all of the assets of Bolifor, a leading provider of contract drilling services in Bolivia, for $25.0 million, of which $2.2 million and $0.5 million were paid in fiscal 1998 and during the four months ended December 31, 1998, respectively. The assets of Bolifor primarily consisted of 11 land rigs located in Bolivia, Paraguay and Argentina. The results of the acquisition were not material to the results of operations and, accordingly, not included in the preceding table.

Note 3 - Disposition of Assets

     On September 30, 1999, the Company completed the sale of its lower-48 land rigs to Unit Corporation for $40.0 million cash plus one million shares of Unit common stock. The value of such common stock, based on the closing price for Unit's common stock on September 30, approximated $7.6 million. The Company recognized a pre-tax gain of $36.1 million during September.

     During October 1999, the Company sold its Argentina drilling rigs and inventories (previously classified as assets held for sale) plus one operating drilling rig, Rig 9 in Bolivia, for total consideration of approximately $9.3 million. The company recognized a pre-tax gain of approximately $0.8 million during October related primarily to the Bolivia rig.

Note 4 - Assets Held for Disposition

     In December 1998, the Company determined that its operations in Argentina did not meet its strategic objectives and, therefore, decided that such assets would be actively marketed. The Argentina assets included 11 drilling rigs and inventories related to these rigs. Due to depressed industry conditions, impairment losses of $4.1 million and $2.1 million were recognized in December 1998 and June 1999, respectively. During the fourth quarter of 1999, the Argentina drilling rigs and inventories (classified as assets held for sale) plus one additional rig from Bolivia were sold in separate transactions for total consideration of approximately $9.3 million (see Note 3).

     In December 1999, it was decided to sell Rig 105 which had been operating in the Bolivia market. The Company reduced the carrying value by approximately $300,000 to record the rig at its estimated net realizable value of $1.1 million. The sale of the rig is expected to close during the first quarter of 2000 at its net realizable value. At December 31, 1999, the net realizable value of the rig is included in assets held for disposition.

     In the third quarter of 1999, it was decided that barge Rig 80, the Gulf Explorer, would be actively marketed for disposition. The Company reduced the carrying value by $2.5 million to record the rig at its estimated net realizable value of $9.0 million. The net realizable value of the rig is included in assets held for disposition.

     During the second quarter of 1999, the Company restructured its drilling operations into two primary business units. As part of the plan, the Company combined two office facilities in Louisiana into one location. The carrying value of the vacated office building was reduced by approximately $1.4 million to its estimated net realizable value of $4.5 million. The net realizable value of the building is included in assets held for disposition.

Note 5 - Long-term Debt

     December 31,                                          1999       1998
     ------------------------------------------------------------------------
                                                       (Dollars in Thousands)
     Senior Notes payable in November 2006 with
      interest of 9.75% payable semi-annually in
      May and November, net of unamortized discount
      of $1,616 and $1,852 at December 31, 1999
      and 1998, respectively (effective interest
      rate of 9.88%)                                     $298,384   $298,148

     Senior Notes payable in November 2006 with
      interest of 9.75% payable semi-annually in
      May and November, net of unamortized premium
      of $4,545 and $5,202 at December 31, 1999
      and 1998, respectively (effective interest
      rate of 8.97%)                                      154,545    155,202

     Convertible Subordinated Notes payable in
      July 2004 with interest of 5.5% payable
      semi-annually in February and August                175,000    175,000

     Revolving Credit Facility with interest at
      prime plus 0.50% or LIBOR plus 1.75% to 2.25%
      (Facility was terminated on September 30, 1999.)        -       30,000

     Revolving Credit Facility with interest
      at prime plus 0.50% or LIBOR plus 2.50%                 -          -

     Secured promissory note to Boeing Capital
      Corporation with interest at 10.1278%.
      Principal and interest payable monthly over a
      60-month term                                        24,198        -

     Other                                                  1,504      3,533
                                                          -------   --------
     Total debt                                           653,631    661,883
     Less current portion                                   5,054     31,404
                                                         --------   --------
     Total long-term debt                                $648,577   $630,479
                                                         --------   --------
                                                         --------   --------

     The aggregate maturities of long-term debt for the five years ending December 31, 2004, are as follows (000's): 2000 - $5,054; 2001 - $5,059; 2002
- $5,001; 2003 - $5,532; 2004 - $180,056.

     The Senior Notes, which mature in 2006, were initially issued in November 1996 and in March 1998 in amounts of $300 million (Series B) and $150 million (Series C), respectively. The $300 million issue was sold at a $2.4 million discount while the $150 million issue was sold at a premium of $5.7 million. In May 1998, a registration statement was filed by the Company which offered to exchange the Series B and C notes for new Series D Notes. The form and terms of the Series D Notes are identical in all material respects to the form and terms of the Series B and C Notes, except for certain transfer restrictions and registration rights relating to the Series C Notes. All of the Series B except $189 thousand and all of the Series C Notes were exchanged for new Series D Notes per this offering. The Notes have an interest rate of 9 3/4% and are guaranteed by substantially all subsidiaries of Parker Drilling, all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries.
The non-guarantors are inconsequential, individually and in the aggregate, to the consolidated financial statements and separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors.

          In anticipation of funding the Hercules acquisition, in July 1997, the Company issued $175 million of Convertible Subordinated Notes due 2004. The Notes bear interest at 5.5% payable semi-annually in February and August. The Notes are convertible at the option of the holder into shares of common stock of Parker Drilling at $15.39 per share at any time prior to maturity. The
Notes will be redeemable at the option of the Company at any time after July 2000 at certain stipulated prices.

     On September 30, 1999, the Company terminated its $75.0 million revolving credit facility. The outstanding balance was repaid in full with the proceeds received from the sale of the Company's 13 lower-48 land rigs (see Note 3).
On October 22, 1999, the Company entered into a new $50.0 million revolving loan facility with a group of banks led by Bank of America. The new facility is available for working capital requirements, general corporate purposes and to support letters of credit. The revolver is collateralized by accounts receivable, inventory and certain barge rigs located in the Gulf of Mexico. The facility will terminate on October 22, 2003.

     On October 7, 1999, a wholly owned subsidiary of the Company entered into a loan agreement with Boeing Capital Corporation for the refinancing of a portion of the capital cost of barge Rig 75. The loan principal of approximately $24.8 million plus interest is to be repaid in 60 monthly payments of approximately $0.5 million. The loan is collateralized by barge Rig 75 and is guaranteed by the Parent.

          Each of the 9 3/4% Senior Notes, 5 1/2% Convertible Subordinated Notes and the revolving loan facility contains customary affirmative and negative covenants, including restrictions on incurrence of debt and sales of assets.
The revolving loan facility prohibits payment of dividends and the indenture for the 9 3/4% Senior Notes restricts the payment of dividends.


Note 6 - Income Taxes

     Income (loss) before income taxes (in thousands) is summarized as follows:

                        Year      Four Months      Year          Year
                       Ended         Ended        Ended        Ended
                    December 31,  December 31,  August 31,   August 31,
                        1999          1998         1998         1997
                    -----------   -----------   ---------    ---------
  United States      $(47,526)     $(19,249)     $  7,682     $  4,231

  Foreign               6,949         2,981        36,845       19,325
                     --------      --------      --------     --------
                     $(40,577)     $(16,268)     $ 44,527     $ 23,556
                     --------      --------      --------     --------
                     --------      --------      --------     --------
     Income tax expense (benefit) (in thousands) is summarized as follows:

                        Year      Four Months      Year         Year
                       Ended          Ended       Ended        Ended
                    December 31,   December 31,  August 31,   August 31,
                        1999           1998        1998         1997
                    -----------    -----------   ---------    ---------
Current:
  United States:
   Federal           $    -        $    -        $    -       $     70
   State                  838            21            50          215
  Foreign              10,370         4,491        14,285        6,956
Deferred:
  United States:
   Federal            (13,552)       (5,976)        2,042          -
   State                 (336)         (171)           58          -
  Foreign                 -             -             -            -
                     --------      --------      --------     --------
                     $ (2,680)     $ (1,635)     $ 16,435     $  7,241
                     --------      --------      --------     --------
                     --------      --------      --------     --------

     Total income tax expense (benefit) (in thousands) differs from the amount computed by multiplying income (loss) before income taxes by the U.S. federal income tax statutory rate. The reasons for this difference are as follows:

                                       Four Months
                        Year Ended        Ended
                       December 31,    December 31,       Years Ended August 31,
                           1999            1998            1998            1997
                     ---------------  --------------  --------------  --------------
                                % of            % of            % of            % of
                              pretax          pretax          pretax          pretax
                     Amount   income  Amount  income  Amount  income  Amount  income
                     ---------------  --------------  --------------  --------------
Computed expected
 tax expense
 (benefit)           $(14,202) (35%)  $(5,694) (35%)  $15,584   35%    $ 8,245   35%
Foreign taxes           6,741   17%     2,919   18%     1,389    3%        192    1%
Utilization of loss
 carryforwards            -     - %       -     -      (1,973)  (4%)    (1,814)  (8%)
Goodwill amortization   1,488    4%       584    4%     1,162    2%        959    4%
Other                   3,293    7%       556    3%       273    1%       (341)   1%
                     --------  ----   -------  ----   -------  ----     ------  ----
Actual tax expense
 (benefit)           $ (2,680)  (7%)  $(1,635) (10%)  $16,435   37%     $7,241   31%
                     --------  ----   -------  ----   -------  ----     ------  ----
                     --------  ----   -------  ----   -------  ----     ------  ----
     The components of the Company's tax assets and (liabilities) as of December 31,
1999 and 1998, are shown below (in thousands):

                                                              December 31,
                                                           1999       1998
                                                         --------   ---------
Domestic:
 Deferred tax assets:
  Net operating loss carryforwards                       $ 83,209   $ 57,711
  Reserves established against realization
   of certain assets                                        2,430      1,097
  Accruals not deducted for tax purposes                    5,654      5,408
  Property, plant and equipment                               -          635
                                                         --------   --------
                                                           91,293     64,851
 Deferred tax liabilities:
  Property, plant and equipment                           (79,549)   (67,635)
  Unrealized gain on investments held for sale               (908)       -
                                                         --------   --------
 Net deferred tax asset (liability)                        10,836     (2,784)
 Valuation allowance                                      (39,109)   (38,469)
                                                         --------   --------
 Deferred income tax (liability)                         $(28,273)  $(41,253)
                                                         --------   --------
                                                         --------   --------

     At December 31, 1999, the Company had $231,135,000 of net operating loss carryforwards for tax purposes which expire over an 11-year period ending August 31 as follows (000's): 2000-$22,426; 2001-$58,830; 2002-$32,947;
thereafter-$116,932. The Company has recorded a valuation allowance of $39,109,000 with respect to its deferred tax asset. However, the amount of the asset considered realizable could be different in the near term if estimates of future taxable income change.

Note 7 - Common Stock and Stockholders' Equity

Stock Plans

     The Company's employee and non-employee director stock plans are summarized as follows:

     The 1994 Non-Employee Director Stock Option Plan ("Director Plan") provides for the issuance of options to purchase up to 200,000 shares of Parker Drilling's common stock. The option price per share is equal to the fair market value of a Parker Drilling share on the date of grant. The term of each option is ten years, and an option first becomes exercisable six months after the date of grant. Under the Director Plan, on the first trade day of each calendar year, each person who is then a non-employee director of the Company will be automatically granted an option to purchase 5,000 shares of common stock.

     The 1994 Executive Stock Option Plan provides for the granting of a maximum of 2,400,000 shares to key employees of the Company and its subsidiaries through the granting of stock options, stock appreciation rights and restricted and deferred stock awards. The option price per share may not be less than 50% of the fair market value of a share on the date the option is granted, and the maximum term of a non-qualified option may not exceed fifteen years and the maximum term of an incentive option is ten years.

     The 1997 Stock Plan is a "broad-based" stock plan that provides for the granting of a maximum of 4,000,000 shares to all employees of the Company who, in the opinion of the board of directors, are in a position to contribute to the growth, management and success of the Company through the granting of stock options and restricted stock awards. The option price per share may not be less than the fair market value on the date the option is granted for incentive options and not less than par value of a share of common stock for non-qualified options. The maximum term of an incentive option is ten years and the maximum term of a non-qualified option is fifteen years. In July 1999, 2,000,000 additional shares were registered with the SEC for granting under the 1997 Stock Plan. In July 1999, 1,896,000 shares were granted under this plan, leaving 1,145,250 available for granting.

     All shares have been granted under the 1994 Executive Stock Option Plan and the 1994 Non-Employee Director Stock Option Plan.

     Information regarding the Company's stock option plans is summarized below:

                                          1994                    1997
                                        Director                  Stock
                                          Plan                    Plan
                                   -------------------   ---------------------
                                              Weighted                Weighted
                                               Average                 Average
                                              Exercise                Exercise
                                    Shares      Price      Shares       Price
                                   -------------------   ---------------------
Shares under option:
 Outstanding at August 31, 1996       30,000   $   5.344         -     $     -
 Granted                             140,000       8.938   1,800,000       8.875
 Exercised                               -           -           -           -
 Cancelled                               -           -           -           -
                                     -------   ---------   ---------   ---------
 Outstanding at August 31, 1997      170,000       8.303   1,800,000       8.875
 Granted                              20,000      12.094   1,410,500      11.798
 Exercised                               -           -           -           -
 Cancelled                               -           -       (15,000)     12.188
                                     -------   ---------   ---------   ---------
 Outstanding at August 31, 1998      190,000       8.702   3,195,500      10.149
 Granted                                 -           -           -           -
 Exercised                               -           -           -           -
 Cancelled                               -           -           -           -
                                     -------   ---------   ---------   ---------
 Outstanding at December 31, 1998    190,000       8.702   3,195,500      10.149
 Granted                              10,000       3.281   1,901,000       3.210
 Exercised                               -           -        (1,250)      3.188
 Cancelled                               -           -      (235,500)     12.188
                                     -------   ---------   ---------   ---------

 Outstanding at December 31, 1999    200,000   $   8.431   4,859,750   $   7.338
                                     -------   ---------   ---------   ---------


     Information regarding the Company's stock option plans is summarized below: (continued)

                                                  1994 Option Plan
                                  ----------------------------------------------
                                         Incentive              Non-Qualified
                                          Options                  Options
                                  ----------------------   ---------------------
                                                Weighted                Weighted
                                                 Average                 Average
                                                Exercise                Exercise
                                      Shares      Price       Shares      Price
                                   ---------------------   ---------------------
Shares under option:
 Outstanding at August 31, 1996      296,554   $   4.500      489,794  $  3.994
 Granted                             388,010       8.875    1,131,990     8.875
 Exercised                           (62,000)      4.500      (30,348)    2.250
 Cancelled                               -           -            -        -
                                   ---------   ---------   ----------  --------
 Outstanding at August 31, 1997      622,564       7.227    1,591,436     7.500
 Granted                                 -           -            -         -
 Exercised                               -           -         (2,000)    2.250
 Cancelled                               -           -            -         -
                                   ---------   ---------   ----------  --------
 Outstanding at August 31, 1998      622,564       7.227    1,589,436     7.507
 Granted                                 -           -            -         -
 Exercised                               -           -         (2,500)    2.250
 Cancelled                               -           -            -         -
                                   ---------   ---------   ----------  --------

 Outstanding at December 31, 1998    622,564       7.227    1,586,936     7.516
 Granted                                 -           -            -         -
 Exercised                               -           -            -         -
 Cancelled                               -           -            -         -
                                   ---------   ---------    ---------  --------

 Outstanding at December 31, 1999    622,564   $   7.227    1,586,936  $  7.516
                                   ---------   ---------    ---------  --------

                                                        Outstanding Options
                                                     -------------------------
                                                        Weighted      Weighted
                                                         Average       Average
                                          Number of     Remaining     Exercise
       Plan           Exercise Prices      Shares    Contractual Life   Price
------------------   -----------------   ----------  ---------------- --------
1994 Director Plan   $ 3.281 - $ 6.125       40,000     7.6  years     $ 4.829
                     $ 8.875 - $12.094      160,000     7.4  years     $ 9.332

1994 Executive Option Plan
   Incentive Option  $ 4.500                234,554     5.0  years     $ 4.500
   Incentive Option  $ 8.875                388,010     7.4  years     $ 8.875
   Nonqualified      $ 2.250 - $4.500       454,946     5.0  years     $ 4.127
   Nonqualified      $ 8.875              1,131,990     7.4  years     $ 8.875

1997 Stock Plan
   Incentive Option  $ 3.188 - $ 3.500    1,002,010     6.3  years     $ 3.190
   Incentive Option  $ 8.875 - $12.188    1,792,165     7.7  years     $10.750
   Nonqualified      $ 3.188 - $ 3.688      897,740     6.6  years     $ 3.233
   Nonqualified      $ 8.875 - $12.188    1,167,835     7.5  years     $ 9.054


                                            Exercisable Options
                                         --------------------------
                                                        Weighted
                                          Number of      Average
       Plan           Exercise Prices      Shares    Exercise Price
------------------   -----------------   ----------  --------------
1994 Director Plan   $ 3.281 - $ 6.125       40,000     $  4.829
                     $ 8.875 - $12.094      160,000     $  9.332

1994 Executive Plan
   Incentive Option  $ 4.500                234,554     $  4.500
   Incentive Option  $ 8.875                388,010     $  8.875
   Nonqualified      $ 2.250 - $ 4.500      454,946     $  4.127
   Nonqualified      $ 8.875              1,131,990     $  8.875

1997 Stock Plan
   Incentive Option  $ 3.188 - $ 3.500      375,270     $  3.189
   Incentive Option  $ 8.875 - $12.188      842,852     $ 11.256
   Nonqualified      $ 3.188 - $ 3.688      386,857     $  3.291
   Nonqualified      $ 8.875 - $12.188      368,748     $  9.186



Note 7 - Common Stock and Stockholders' Equity

     The Company has three additional stock plans which provide for the issuance of stock for no cash consideration to officers and key non-officer employees. Under two of the plans, each employee receiving a grant of shares may dispose of 15 percent of his/her grant on each annual anniversary date from the date of grant for the first four years and the remaining 40 percent on the fifth year anniversary. These two plans have a total of 11,375 shares reserved and available for granting. Shares granted under the third plan are fully vested no earlier than 24 months from the effective date of the grant and not later than 36 months. The plan has a total of 1,562,195 shares reserved and available for granting. No shares were granted under these plans in 1999, the transition period, fiscal 1998 and 1997.

     The fair market value of the common stock at date of grant which exceeds the option price of shares granted under any of the plans is recorded as deferred compensation and amortized to expense over the period during which the restrictions lapse. Deferred compensation is shown as a deduction from stockholders' equity. All such costs had been fully amortized as of August 31, 1998.

     During 1999, the Company purchased 15,195 shares at an average price of $4.31 per share from certain of its employees who had received stock grants under the Company's stock plans. During fiscal 1998 and 1997, the Company purchased 36,562 and 42,875 shares, respectively, from certain of its employees who had received stock grants under the Company's stock plans and no shares were purchased during the four-month transition period ended December 31, 1998. Total shares purchased from employees and treated as treasury stock are 402,607 and 445,482 for the fiscal years ended August 31, 1998 and 1997, respectively. Currently, 497,239 shares are held in Treasury. The Company acquired the shares at then current market prices (weighted average price was $8.28 per share in fiscal 1998 and $10.08 per share in fiscal 1997). The proceeds were used to pay the employees' tax withholding obligations arising from the vesting of shares under the Plans.

     The Company has elected the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plans when the option price is equal to or greater than the fair market value of a share of the Company's common stock on the date of grant. Pro forma net income and earnings per share are reflected below as if compensation cost had been determined based on the fair value of the options at their applicable grant date, according to the provisions of SFAS No. 123.

                               Year       Four Months     Year        Year
                              Ended         Ended         Ended       Ended
                            December 31,  December 31,  August 31,  August 31,
                               1999          1998          1998        1997
-----------------------------------------------------------------------------
   Net Income (loss) (In thousands):
      As reported             $(37,897)    $(14,633)    $28,092     $16,315
      Pro forma               $(45,925)    $(16,605)    $21,922     $14,054

   Earnings (loss) per share, diluted:
      As reported             $   (.49)    $   (.19)    $   .36     $   .23
      Pro forma               $   (.59)    $   (.22)    $   .28     $   .20


The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following assumptions.

     Expected dividend yield           0.0%
     Expected stock volatility        39.1% in fiscal year 1997
                                      44.0% in fiscal year 1998
                                      49.0% for the Transition Period
                                      49.0% in 1999
     Risk-free interest rate           5.4 - 6.7%
     Expected life of options          5 - 7 years

The fair values of options granted during the year ended December 31, 1999 and the fiscal years 1998 and 1997 under the Director Plan were $16,500, $115,000 and $605,000, respectively. Options granted in fiscal 1997 under the 1994 Executive Stock Option Plan and the 1997 Stock Plan, had fair values of $6,321,000 and $8,100,200 respectively. Options granted in fiscal 1998 under the 1997 Stock Plan had a fair value of $8,585,100. Options granted in 1999 under the 1997 Stock Plan had a fair value of $3,262,749.

Stock Reserved For Issuance

     The following is a summary of common stock reserved for issuance:

                                                 December 31,
                                              1999           1998
                                           ----------     ----------
     Stock Plans                            9,983,070      7,983,070
     Stock Bonus Plan                         965,621      1,301,792
     Convertible Notes                     11,371,020     11,371,020
                                           ----------     ----------

     Total shares reserved for issuance    22,319,711     20,655,882
                                           ----------     ----------
                                           ----------     ----------

Stockholder Rights Plan

     The Company adopted a stockholder rights plan on June 25, 1998, to assure that the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive takeover tactics to gain control of the Company without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, the Company's Board of Directors declared a dividend of one right to purchase one one-thousandth of a share of a new series of junior participating preferred stock for each outstanding share of common stock.

     The rights may only be exercised ten days following a public announcement that a third party has acquired 15% or more of the outstanding common shares of the Company or ten days following the commencement of, or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a third party of 15% or more of the common shares. When exercisable, each right will entitle the holder to purchase one one-thousandth share of the new series of junior participating preferred stock at an exercise price of $30, subject to adjustment. If a person or group acquires 15% or more of the outstanding common shares of the Company, each right, in the absence of timely redemption of the rights by the Company, will entitle the holder, other than the acquiring party, to purchase for $30, common shares of the Company having a market value of twice that amount.

     The rights, which do not have voting privileges, expire June 30, 2008, and at the Company's option, may be redeemed by the Company in whole, but not in part, prior to expiration for $.01 per right. Until the rights become exercisable, they have no dilutive effect on earnings per share.

Note 8 - Reconciliation of Income and Number of Shares Used to Calculate Basic and Diluted Earnings Per Share (EPS)

                           For the Twelve Months Ended December 31, 1999
                           ---------------------------------------------

                              Income (loss)       Shares       Per-Share
                               (Numerator)     (Denominator)    Amount
                               -----------     -------------   ---------
Basic EPS:
Net income (loss)              $(37,897,000)     77,159,461      $(.49)

Effect of Dilutive Securities:
Stock options and grants                                -

Diluted EPS:
Net income (loss) + assumed
  conversions                  $(37,897,000)     77,159,461      $(.49)
                               ------------      ----------      -----
                               ------------      ----------      -----
                            For the Four Months Ended December 31, 1998
                           ---------------------------------------------
                              Income (loss)       Shares       Per-Share
                               (Numerator)     (Denominator)    Amount
                               -----------     -------------   ---------
Basic EPS:
Net income (loss)              $(14,633,000)     76,828,879      $(.19)

Effect of Dilutive Securities:
Stock options and grants                                -

Diluted EPS:
Net income (loss) + assumed
  conversions                  $(14,633,000)     76,828,879      $(.19)
                               ------------      ----------      -----
                               ------------      ----------      -----

Note 8 - Reconciliation of Income and Number of Shares Used to Calculate Basic and Diluted Earnings Per Share (EPS) (continued)

                           For the Twelve Months Ended August 31, 1998
                           ----------------------------------------------
                              Income (loss)       Shares       Per-Share
                               (Numerator)     (Denominator)    Amount
                               -----------     -------------   ---------
Basic EPS:
Net income (loss)              $28,092,000      76,658,100       $ .37

Effect of Dilutive Securities:
Stock options and grants                          1,131,290

Diluted EPS:
Net income (loss) + assumed
  conversions                  $28,092,000      77,789,390       $ .36
                               -----------      ----------       -----
                               -----------      ----------       -----

                           For the Twelve Months Ended August 31, 1997
                           ----------------------------------------------
                              Income (loss)       Shares       Per-Share
                               (Numerator)     (Denominator)    Amount
                               -----------     -------------   ---------
Basic EPS:
Net income (loss)              $16,315,000      70,909,539       $ .23

Effect of Dilutive Securities:
Stock options and grants                           851,004

Diluted EPS:
Net income (loss) + assumed
  conversions                  $16,315,000      71,760,543       $ .23
                               -----------      ----------       -----
                               -----------      ----------       -----

Note 8 - Reconciliation of Income and Number of Shares Used to Calculate Basic and Diluted Earnings Per Share (EPS) (continued)

The Company has outstanding $175,000,000 of Convertible Subordinated Notes, which are convertible into 11,371,020 shares of common stock at $15.39 per share. The Notes have been outstanding since their issuance in July 1997, but were not included in the computation of diluted EPS because the assumed conversion of the Notes would have had an anti-dilutive effect on EPS. For the twelve months ended December 31, 1999, and four months ended December 31, 1998, options to purchase 7,269,250 and 5,595,000 shares of common stock, at prices ranging from $2.25 to $12.1875, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss in the current year. In addition, for the fiscal years ended August 31, 1998 and 1997, options to purchase 995,500, 400,000 and 20,000 shares of common stock at $12.1875, $10.8125 and $12.0938, respectively, which were outstanding during part of the period, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the period.


Note 9 - Employee Benefit Plans

     The Parker Drilling Company Stock Bonus Plan ("Plan") was adopted effective September 1980 for employees of Parker Drilling and its subsidiaries who are U.S. citizens and who have completed one year of service with the Company. It was amended in 1983 to qualify as a 401(k) plan under the Internal Revenue Code which permits a specified percentage of an employee's salary to be voluntarily contributed on a before-tax basis and to provide for a Company matching feature. Participants may contribute from one percent to 15 percent of eligible earnings and direct contributions to one or more of seven investment funds. The Plan was amended and restated, effective January 1, 1999, whereby the Company makes dollar-for-dollar matching contributions up to three percent of a participant's compensation and $.50 for every dollar contributed from three percent to five percent. The Company's matching contribution is made in Parker Drilling common stock. The Plan was amended and restated on April 1, 1996, for the purpose of adding loans and daily record keeping. The Plan was further amended, effective September 1, 1996, to provide for immediate vesting of participants in the full amount of the Company's past and future contributions. Each Plan year, additional Company contributions can be made, at the discretion of the Board of Directors, in amounts not exceeding the permissible deductions under the Internal Revenue Code. The Company issued 498,654 shares to the Plan in 1999, 119,390 shares to the Plan during the transition period, 119,809 shares to the Plan in fiscal 1998 and 100,777 shares to the Plan in fiscal 1997, with the Company recognizing expense of $1,796,000, $374,000, $1,167,000 and $930,000 in each of the periods, respectively.

Note 10 - Business Segments

     In fiscal 1997, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and organized its segments according to services provided: land drilling, offshore drilling and rental tools. During the second quarter of 1999, the Company restructured its worldwide drilling operations into two primary business units, domestic operations and international operations. This is the basis management uses for making operating decisions and assessing performance. Accordingly, the Company has changed its segments to include domestic drilling, international drilling and rental tools and has restated the segment information for the four months ended December 31, 1998 and the fiscal years 1998 and 1997. The primary services the Company provides are as follows: domestic land and offshore drilling, international land and offshore drilling and rental tools.

     Information regarding the Company's operations by industry segment and geographic area is as follows:


                                  Year       Four Months     Year         Year
                                  Ended         Ended        Ended        Ended
                               December 31,  December 31,  August 31,   August 31,
                                  1999          1998          1998         1997
------------------------------------------------------------------------------------
                                               (Dollars in Thousands)
Operations by Industry Segment
------------------------------
Revenues:
 Domestic drilling              $  113,715    $   49,648   $  197,084   $  117,248
 International drilling            182,908        76,248      249,481      166,350
 Rental tools                       27,656        10,245       32,723       25,457
 Other                                274           582         1,935        2,589
                                ----------    ----------   ----------   ----------
Total revenues                  $  324,553    $  136,723   $  481,223   $  311,644
                                ----------    ----------   ----------   ----------
                                ----------    ----------   ----------   ----------
Operating income (loss):
 Domestic drilling              $  (41,508)   $   (7,814)  $   25,148   $   14,298
 International drilling             10,037         6,048       47,519       23,541
 Rental tools                        7,356         2,926       11,551       12,229
 Other                              (2,655)         (921)        (558)      (2,344)
                                ----------    ----------   ----------   ----------
Total operating income (loss)      (26,770)          239       83,660       47,724
Interest expense                   (55,928)      (17,427)     (49,389)     (32,851)
Other income (expense) - net        42,121           920       10,256        8,683
                                ----------    ----------   ----------   ----------
Income (loss) before taxes      $  (40,577)   $  (16,268)  $   44,527   $   23,556
                                ----------    ----------   ----------   ----------
                                ----------    ----------   ----------   ----------
Identifiable assets:
 Domestic drilling              $  386,385    $  446,820   $  446,927   $  241,952
 International drilling            357,906       419,640      410,034      304,116
 Rental tools                       43,356        45,533       44,040       36,600
 Other                              13,034        16,696       15,984       17,664
                                ----------    ----------   ----------   ----------
Total identifiable assets          800,681       928,689      916,985      600,332

Corporate assets                   282,062       230,637      283,559      383,804
                                ----------    ----------   ----------   ----------
Total assets                    $1,082,743    $1,159,326   $1,200,544   $  984,136
                                ----------    ----------   ----------   ----------
                                ----------    ----------   ----------   ----------

     Information regarding the Company's operations by industry segment and geographic area is as follows: (continued)


                                  Year       Four Months     Year         Year
                                  Ended         Ended        Ended        Ended
                               December 31,  December 31,  August 31,   August 31,
                                  1999          1998          1998         1997
------------------------------------------------------------------------------------
                                               (Dollars in Thousands)
Operations by Industry Segment
------------------------------


Capital expenditures:
 Domestic drilling              $    8,093    $   11,510   $   64,652   $   31,219
 International drilling             29,937        37,355      115,999       42,265
 Rental tools                        7,221         3,638       14,133       11,538
 Other                               3,895           208        1,294        2,404
                                ----------    ----------   ----------   ----------
Total capital expenditures      $   49,146    $   52,711   $  196,078   $   87,426
                                ----------    ----------   ----------   ----------
                                ----------    ----------   ----------   ----------
Depreciation and amortization:
 Domestic drilling              $   39,787    $   10,831   $   35,912   $   16,032
 International drilling             34,046        12,728       24,092       23,857
 Rental tools                        8,261         2,425        6,943        4,311
 Other                                  76           545        1,627        2,056
                                ----------    ----------   ----------   ----------
Total depreciation
 and amortization               $   82,170    $   26,529   $   68,574   $   46,256
                                ----------    ----------   ----------   ----------
                                ----------    ----------   ----------   ----------

                              Year     Four Months       Year          Year
                             Ended        Ended         Ended         Ended
                          December 31, December 31,   August 31,    August 31,
                              1999         1998          1998          1997
                          -----------  ------------  -----------   ----------
                                               (Dollars in Thousands)

Operations by Geographic Area
-----------------------------
Revenues:
 United States            $  141,644   $   60,475    $  231,744    $  145,294
 South America                85,112       35,820       121,048        73,545
 Asia Pacific                 25,194        8,368        65,867        57,688
 Africa and Middle East       36,852       18,433        42,778        28,201
 Former Soviet Union          35,751       13,627        19,786         6,916
                          ----------   ----------    ----------    ----------
Total revenues            $  324,553   $  136,723    $  481,223    $  311,644
                          ----------   ----------    ----------    ----------
                          ----------   ----------    ----------    ----------
Operating income (loss):
 United States            $  (36,807)  $   (5,809)   $   39,715    $   22,622
 South America                 8,175          481         9,701         1,838
 Asia Pacific                 (9,044)        (390)       18,005        15,728
 Africa and Middle East        6,497        4,302        12,381         6,582
 Former Soviet Union           4,409        1,655         3,858           954
                          ----------   ----------    ----------    ----------
Total operating income
 (loss)                   $  (26,770)  $      239    $   83,660    $   47,724
                          ----------   ----------    ----------    ----------
                          ----------   ----------    ----------    ----------
Identifiable assets:
 United States               724,837   $  739,687    $  790,510    $  680,020
 South America               102,348      151,935       145,256       119,617
 Asia Pacific                 60,458       65,725        83,854        82,930
 Africa and Middle East      105,354       93,102        82,041        89,682
 Former Soviet Union          89,746      108,877        98,883        11,887
                          ----------   ----------    ----------    ----------
Total identifiable assets $1,082,743   $1,159,326    $1,200,544    $  984,136
                          ----------   ----------    ----------    ----------
                          ----------   ----------    ----------    ----------

Note 11 - Commitments and Contingencies

     At December 31, 1999, the Company had a $50.0 million revolving credit facility available for general corporate purposes and to support letters of credit. As of December 31, 1999, the Company pledged $6.7 million cash, included as other current assets, as collateral to support letters of credit. At December 31, 1999, no amounts had been drawn under the revolving credit facility.

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

     The Company is a party to various lawsuits and claims arising out of the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations, the financial position or the net cash flows of the Company.

Note 12 - Related Party Transactions

     During fiscal 1998, the Company surrendered for its cash surrender value of $2.0 million, an insurance policy it owned on the life of Mr. Robert L. Parker, chairman and a principal stockholder. The Company was the beneficiary of this policy which was issued pursuant to a Stock Purchase Agreement ("Agreement") approved by vote of the stockholders at the 1975 Annual Meeting on December 10, 1975. This Agreement was entered into between the Company and the Robert L. Parker Trust and provided that upon the death of Robert L. Parker, the Company would be required, at the option of the Trust, to purchase from the Trust at a discounted price the amount of Parker Drilling common stock which could be purchased with the proceeds of the policy of $7,000,000. On August 3, 1994, the Company and the Trust modified this Agreement so that the Company would have the option, but not the obligation, to purchase the stock at a discounted price with the proceeds or to retain the entire proceeds upon the death of Robert L. Parker, thereby enabling the Company to surrender the policy for its cash surrender value.

     As a part of the agreement to terminate the option held by the Trust and to grant the Company a limited option to purchase stock at a discounted price, the Company has also agreed to pay a premium of $655,019 annually for a split dollar last-to-die life insurance policy on Robert L. Parker and Mrs. Robert L. Parker. Upon the deaths of Mr. Parker and Mrs. Parker, the Company will be reimbursed by the Robert L. Parker Sr. and Catherine M. Parker Family Trust from the proceeds of the policy for the full amount of premiums paid plus interest at the one-year treasury bill rate on the premiums paid after 1999. Robert L. Parker and the Company agreed in October 1996 that the Company would cash surrender a $500,000 Executive Life policy on his life and, in exchange, the interest on the above-described policy would not begin accruing until March 2003. Additionally, Robert L. Parker Jr., Chief Executive Officer of the Company and son of Robert
L. Parker, will receive as a beneficiary of the Trust one-third of the net proceeds of this policy. The face value of the policy is $13,200,000.


Note 13 - Supplementary Information

     At December 31, 1999, accrued liabilities included $9.6 million of accrued interest expense, $5.4 million of workers' compensation liabilities and $4.0 million of accrued payroll and payroll taxes. At December 31, 1998, accrued liabilities included $9.5 million of accrued interest expense, $3.4 million of workers' compensation liabilities and $6.6 million of accrued payroll and payroll taxes. Other long-term obligations included $3.0 million and $4.7 million of workers' compensation liabilities as of December 31, 1999 and 1998, respectively.

Note 14 - Selected Quarterly Financial Data (Unaudited)

                                                Quarter
                          ---------------------------------------------------
                            First     Second     Third     Fourth     Total
                          --------   --------  --------   --------  ---------
                          (Dollars in Thousands Except Per Share Amounts)
CALENDAR 1999
-------------
Revenues                 $ 86,846   $ 81,994   $ 80,080   $ 75,633   $324,553

Gross profit (loss) (1)  $  1,353   $  3,573   $ (2,267)  $    490   $  3,149

Operating income (loss)  $ (6,751)  $ (4,768)  $(11,730)  $ (3,521)  $(26,770)

Net income (loss)        $(12,796)  $(13,073)  $  1,325   $(13,353)  $(37,897)

Earnings (loss)
 per share:
  Basic                  $   (.17)  $   (.17)  $    .02   $   (.17)  $   (.49)

  Diluted                $   (.17)  $   (.17)  $    .02   $   (.17)  $   (.49)
                                                Quarter
                         ----------------------------------------------------
                            First     Second     Third     Fourth      Total
                         ---------   --------  --------   --------  ---------
                          (Dollars in Thousands Except Per Share Amounts)
FISCAL 1998
-----------
Revenues                 $109,880   $125,217   $122,852   $123,274   $481,223

Gross profit <1>         $ 28,715   $ 28,508   $ 27,634   $ 16,076   $100,933

Operating income         $ 24,600   $ 24,078   $ 22,920   $ 12,062   $ 83,660

Net income (loss)        $ 10,682   $ 12,226   $  6,250   $ (1,066)  $ 28,092

Earnings (loss)
 per share:
  Basic                  $    .14   $    .16   $    .08   $   (.01)  $    .37
  Diluted                $    .14   $    .16   $    .08   $   (.01)  $    .36 (2)

<F1>          Gross profit is calculated by excluding general and administrative expense, restructuring charges and provision for reduction in carrying value of certain assets from Operating income, as reported in the Consolidated Statement of Operations.

<F2>          As a result of shares issued during the year, earnings per share for the year's four quarters, which are based on average shares outstanding during each quarter, do not equal the annual earnings per share, which is based on the average shares outstanding during the year.

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


                                                           PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is shown in Item 14A "Executive Officers" and hereby incorporated by reference from the information appearing under the captions "Proposal One - Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 27, 2000, to be filed with the Securities and Exchange Commission ("Commission") within 120 days of the end of the Company's year ended December 31, 1999.


Item 11.  EXECUTIVE COMPENSATION

     Notwithstanding the foregoing, in accordance with the instructions to
Item 402 of Regulations S-K, the information contained in the Company's proxy statement under the sub-heading "Compensation Committee Report on Executive Compensation" and "Performance Graph" shall not be deemed to be filed as part of or incorported by reference into this Form 10-K.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

     The information required by this item is hereby incorporated by reference from the information appearing under the captions "Voting" and "Common Stock Ownership of Directors and Executive Officers" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 27, 2000, to be filed with the Commission within 120 days of the end of the Company's year ended December 31, 1999.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference to such information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 27, 2000, to be filed with the Commission within 120 days of the end of the Company's year ended December 31, 1999.

                                                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

       (1)  Financial Statements of Parker Drilling Company and subsidiaries which are included in Part II, Item 8:
                                                                          Page
                                                                          ----
            Report of Independent Accountants                              34
            Consolidated Statement of Operations for the years
             ended December 31, 1999, August 31, 1998 and 1997,
             and the four months ended December 31, 1998                   35
            Consolidated Balance Sheet as of December 31, 1999 and 1998    36
            Consolidated Statement of Cash Flows for the years
             ended December 31, 1999, August 31, 1998 and 1997,
             and the four months ended December 31, 1998                   38
            Consolidated Statement of Stockholders' Equity for
             the years ended December 31, 1999,
             August 31, 1998 and 1997 and the four months ended
             December 31, 1998                                             40
            Notes to Consolidated Financial Statements                     41


                                                                PART IV
                                                              (continued)

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (continued)

       (2)  Financial Statement Schedule:                                   Page
                                                                            ----
            Schedule II - Valuation and qualifying accounts                  68

       (3)  Exhibits:
Exhibit Number                          Description
--------------                          -----------
    2(a) -        Stock Purchase Agreement dated May 9, 1997 by and among
                  the Company, Parker Drilling Offshore Company and Trenergy
                  (Malaysia) BHD.  (incorporated by reference to Exhibit 10(n)
                  to the Company's Quarterly Report on Form 10-Q for the
                  three months ended May 31, 1997).
    2(b) -        Stock Purchase Agreement dated May 9, 1997 by and among the
                  Company, Parker Drilling Offshore Company and Rashid & Lee
                  Nominees SDN BHD.  (incorporated by reference to Exhibit 10(o)
                  to the Company's Quarterly Report on Form 10-Q for the three months ended May 31, 1997).
    2(c) -        Definitive agreement between Parker Drilling Company and
                  Energy Ventures, Inc., for the purchase of Mallard Bay
                  Drilling, Inc. (incorporated herein by reference to the
                  Company's current report on Form 8-K filed September 19,
                  1996).
    2(d) -        Definitive agreement to acquire Quail Tools, Inc.
                  (incorporated herein by reference to the Company's current report on Form 8-K filed October 17, 1996).
    3(a) -        Corrected Restated Certificate of Incorporation of the
                  Company, as amended on September 21, 1998 (incorporated by reference to Exhibit 3(c) to the Company's Annual Report on
                  Form 10-K for the fiscal year ended August 31, 1998).
    3(b) -        By-Laws of the Company, as amended July 27, 1999 (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on
                  Form 10-Q for the three months ended September 30, 1999).



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


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
          FORM 8-K (continued)

   (3) Exhibits:  (continued)

Exhibit Number                          Description
--------------                          -----------
    10(a) -      Amended and Restated Parker Drilling Company Stock Bonus Plan,
                 effective as of April 1, 1996 (incorporated herein by reference to Exhibit 10(e) to Annual Report on Form 10-K for the year ended August 31, 1996.)
    10(b) -      Form of Severance Compensation and Consulting Agreement
                 entered into between Parker Drilling Company and certain
                 officers of Parker Drilling Company, dated on or about
                 October 15, 1996 (incorporated herein by reference to
                 Exhibit 10(g) to Annual Report on Form 10-K for the period ended August 31, 1996.)*
    10(c) -      1994 Parker Drilling Company Deferred Compensation
                 Plan (incorporated herein by reference to Exhibit 10(h)
                 to Annual Report on Form 10-K for the year ended August
                 31, 1995.)*
    10(d) -      1994 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10(i) to Annual Report on
                 Form 10-K for the year ended August 31, 1995.)*
    10(e) -      1994 Executive Stock Option Plan (incorporated herein
                 by reference to Exhibit 10(j) to Annual Report on Form
                 10-K for the year ended August 31, 1995.)*
    21    -      Subsidiaries of the Registrant.
    23    -      Consent of Independent Accountants.
    27    -      Financial Data Schedule (Edgar version only).
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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
          FORM 8-K (continued)



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


                   PARKER DRILLING COMPANY AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in Thousands)


        Column A                   Column B   Column C    Column D   Column E
--------------------------------   ---------  ---------  ---------- ----------
                                    Balance    Charged
                                      at       to cost               Balance
                                   beginning     and                at end of
       Classifications             of period  expenses   Deductions   period
--------------------------------   ---------  ---------  ---------- ----------
Year ended December 31, 1999:
 Allowance for doubtful accounts
  and notes                          $ 3,002    $ 3,270   $    595    $ 5,677
 Reduction in carrying value of
  rig materials and supplies         $ 2,572    $   780   $  1,813    $ 1,539
 Deferred tax valuation allowance    $38,469    $   640   $    -      $39,109

Four months ended December 31, 1998
 Allowance for doubtful accounts
  and notes                          $ 3,073    $    40   $    111    $ 3,002
 Reduction in carrying value of
  rig materials and supplies         $ 2,312    $   260   $    -      $ 2,572
 Deferred tax valuation allowance    $38,469    $   -     $    -      $38,469

Year ended August 31, 1998:
 Allowance for doubtful accounts
  and notes                          $ 3,153    $   160   $    240    $ 3,073
 Reduction in carrying value of
  rig materials and supplies         $ 2,846    $   780   $  1,314    $ 2,312
 Deferred tax valuation allowance    $44,086    $   -     $  5,617    $38,469

Year ended August 31, 1997:
 Allowance for doubtful accounts
  and notes                          $   739    $   737   $ (1,677)   $ 3,153
 Reduction in carrying value of
  rig materials and supplies         $ 1,797    $ 1,384   $    335    $ 2,846
 Deferred tax valuation allowance    $61,844    $   -     $ 17,758    $44,086




                                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  PARKER DRILLING COMPANY

  By /s/ Robert L. Parker Jr.                                Date: March 21, 2000
     ------------------------------
     Robert L. Parker Jr.
     President and Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                       Title                           Date
       ---------                       -----                           ----
   /s/ Robert L. Parker      Chairman of the Board and Director Date: March 21, 2000
By ------------------------
   Robert L. Parker

   /s/ Robert L. Parker Jr.  President and Chief Executive
   ------------------------- Officer and Director
By Robert L. Parker Jr.      (Principal Executive Officer)      Date: March 21, 2000

   /s/ James W. Linn         Executive Vice President and Chief
   ------------------------- Operating Officer and Director     Date: March 21, 2000
By James W. Linn
                             Senior Vice President - Finance
   /s/ James J. Davis        and Chief Financial Officer
By ------------------------- (Principal Financial Officer)      Date: March 21, 2000
   James J. Davis

   /s/ W. Kirk Brassfield    Corporate Controller
By ------------------------- (Principal Accounting Officer)     Date: March 21, 2000
   W. Kirk Brassfield

   /s/ Earnest F. Gloyna
By ------------------------- Director                           Date: March 21, 2000
   Earnest F. Gloyna

   /s/ David L. Fist
By ------------------------  Director                           Date: March 21, 2000
   David L. Fist

   /s/ R. Rudolph Reinfrank
By ------------------------- Director                           Date: March 21, 2000
   R. Rudolph Reinfrank

   /s/ Bernard Duroc-Danner
By ------------------------  Director                           Date: March 21, 2000
   Bernard Duroc-Danner

   /s/ James E. Barnes
By ------------------------- Director                           Date: March 21, 2000
   James E. Barnes
