Form 10-Q
period 2000-03-31
PARKER DRILLING CO /DE/
filed 2000-05-10
CIK 76321

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

                  FOR THE QUARTERLY PERIOD ENDED      MARCH 31, 2000
                                                  ----------------------
                                      OR

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


     As of April 30, 2000, 77,527,605 common shares were outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                                                    PARKER DRILLING COMPANY

                                                             INDEX



Part I.  Financial Information                                      Page No.

      Consolidated Condensed Balance Sheets (Unaudited) -
        March 31, 2000 and December 31, 1999                            2

      Consolidated Condensed Statements of Operations (Unaudited) -
        Three Months Ended March 31, 2000 and 1999                      3

      Consolidated Condensed Statements of Cash Flows (Unaudited) -
        Three Months Ended March 31, 2000 and 1999                      4

      Notes to Unaudited Consolidated Condensed
        Financial Statements                                          5 - 7

      Report of Independent Accountants                                 8

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           9 - 14


Part II.  Other Information

      Item 6, Exhibits and Reports on Form 8-K                          15

      Signatures                                                        16

      Exhibit 15, Letter Re Unaudited Interim
        Financial Information

      Exhibit 27, Financial Data Schedule [Edgar Version Only]


                        PART 1.  FINANCIAL INFORMATION
                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                   March 31,      December 31,
                                                     2000             1999
                                                  -----------     ------------
                        ASSETS
                        ------
Current assets:
 Cash and cash equivalents                         $   55,256      $   45,501
  Other short-term investments                            777             777
  Accounts and notes receivable                        86,235          75,411
  Rig materials and supplies                           14,813          13,766
  Other current assets                                  9,976          15,988
                                                   ----------      ----------
    Total current assets                              167,057         151,443

Property, plant and equipment less accumulated
  depreciation and amortization of $439,077 at
  March 31, 2000 and $423,514 at December 31, 1999    640,806         661,402

Goodwill, net of accumulated amortization of
  $22,174 at March 31, 2000 and $20,304
  at December 31, 1999                                202,220         204,090

Other noncurrent assets                                68,156          65,808
                                                   ----------      ----------
     Total assets                                  $1,078,239      $1,082,743
                                                   ----------      ----------
                                                   ----------      ----------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Current liabilities:
  Current portion of long-term debt                $    5,142      $    5,054
  Accounts payable and accrued liabilities             73,041          58,732
  Accrued income taxes                                  7,896           8,323
                                                   ----------      ----------
      Total current liabilities                        86,079          72,109
                                                   ----------      ----------
Long-term debt                                        647,250         648,577
Deferred income tax                                    22,114          28,273

Other long-term liabilities                             5,470           4,363

Stockholders' equity:
  Common stock, $.16 2/3 par value                     12,921          12,895
  Capital in excess of par value                      343,921         343,374
  Comprehensive income-net unrealized gain
   on investments available for sale (net
   of taxes of $2,150 at March 31, 2000 and
   $908 at December 31, 1999).                          3,821           1,613
  Retained earnings (accumulated deficit)             (43,337)        (28,461)
                                                   ----------      ----------
     Total stockholders' equity                       317,326         329,421
                                                   ----------      ----------
      Total liabilities and stockholders' equity   $1,078,239      $1,082,743
                                                   ----------      ----------
                                                   ----------      ----------

      See accompanying notes to consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)
                                       Three Months Ended
                                      --------------------
                                      March 31,   March 31,
                                        2000        1999
                                      --------    --------
Revenues:
  Domestic drilling                   $ 27,454    $ 28,417
  International drilling                38,668      50,941
  Rental tools                           7,829       7,267
  Other                                      2         221
                                      --------    --------
Total revenues                          73,953      86,846
                                      --------    --------
Operating expenses:
  Domestic drilling                     22,844      27,845
  International drilling                30,434      35,018
  Rental tools                           3,582       2,557
  Other                                     (1)         97
  Depreciation and amortization         21,025      19,976
  General and administrative             5,003       4,404
  Restructuring charges                    -         2,200
  Provision for reduction in
    carrying value of certain assets       -         1,500
                                      --------    --------
Total operating expenses                82,887      93,597
                                      --------    --------
Operating income (loss)                 (8,934)     (6,751)
                                      --------    --------
Other income and (expense):
  Interest expense                     (14,512)    (13,264)
  Interest income                          947         387
  Gain on disposition of assets            974       2,440
  Other income - net                     1,845       1,684
                                      --------    --------
Total other income and (expense)       (10,746)     (8,753)
                                      --------    --------
Income (loss) before income taxes      (19,680)    (15,504)
                                      --------    --------
Income tax expense (benefit):
  Current tax expense-foreign            2,596       2,992
  Deferred tax benefit                  (7,400)     (5,700)
                                      --------    --------
                                        (4,804)     (2,708)
                                      --------    --------
Net income (loss)                     $(14,876)   $(12,796)
                                      --------    --------
                                      --------    --------
Earnings (loss) per share,
  Basic                               $   (.19)   $   (.17)
                                      --------    --------
  Diluted                             $   (.19)   $   (.17)
                                      --------    --------
Number of common shares used
  in computing earnings per share:

   Basic                            77,466,332  76,959,672
                                    ----------  ----------
   Diluted                          77,466,332  76,959,672
                                    ----------  ----------

      See accompanying notes to consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Increase (Decrease) in Cash and Cash Equivalents
                             (Dollars in Thousands)
                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                        -------------------
                                                          2000        1999
                                                        --------    -------
Cash flows from operating activities:
  Net income (loss)                                   $ (14,876)    $ (12,796)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                      21,025        19,976
      Gain on disposition of assets                        (974)       (2,440)
      Expenses not requiring cash                         1,212         1,064
      Deferred income taxes                              (7,400)       (5,700)
      Provision for reduction in carrying
        value of certain assets                             -           1,500
      Change in operating assets and liabilities         10,163        11,163
                                                      ---------     ---------
   Net cash provided by operating activities              9,150        12,767
                                                      ---------     ---------
Cash flows from investing activities:
  Capital expenditures (net of reimbursements of
    $11.0 million in 2000 and $21.5 million in 1999)       (386)      (15,263)

  Proceeds from the sale of equipment                     2,217         4,355
  Other-net                                                 (92)          -
                                                      ---------     ---------
    Net cash provided by (used in) investing
       activities                                         1,739       (10,908)
                                                      ---------     ---------
Cash flows from financing activities:
  Proceeds from issuance of debt                            -             -
  Principal payments under debt obligations              (1,134)       (1,309)
  Other                                                     -             (66)
                                                      ---------     ---------
      Net cash used in financing activities              (1,134)       (1,375)
                                                      ---------     ---------
Net change in cash and cash equivalents                   9,755           484

Cash and cash equivalents at
  beginning of period                                    45,501        24,314
                                                      ---------     ---------
     Cash and cash equivalents at
  end of period                                       $  55,256     $  24,798
                                                      ---------     ---------
                                                      ---------     ---------
Supplemental cash flow information:
  Interest paid                                       $   5,457     $   5,711
  Taxes paid                                          $   3,024     $   3,797

Supplemental noncash investing activity:
  Net unrealized gain on investments available
    for sale (net of taxes of $1,242)                 $   2,208     $     -

      See accompanying notes to consolidated condensed financial statements.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. General - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of
      (1) the financial position as of March 31, 2000 and December 31, 1999, (2) the results of operations for the three months ended March 31, 2000 and 1999, and (3) cash flows for the three months ended March 31, 2000 and 1999. Results for the three months ended March 31, 2000 are not necessarily indicative of the results which will be realized for the year ending December 31, 2000. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.

2.    Earnings per share -


              RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
            TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                            For the Three Months Ended
                                                   March 31, 2000
                                    ------------------------------------------

                                    Income (loss)       Shares       Per-Share
                                     (Numerator)     (Denominator)    Amount
                                    ------------     -------------   ---------
Basic EPS:
Income (loss) available to
  common stockholders               $(14,876,000)     77,466,332        $(.19)

Effect of Dilutive Securities:
Stock options and grants                                     -

Diluted EPS:
Income (loss) available to common
  stockholders + assumed
  conversions                       $(14,876,000)     77,466,332        $(.19)
                                    ------------    ------------        -----
                                    ------------    ------------        -----


              RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
            TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                            For the Three Months Ended
                                                 March 31, 1999
                                   ------------------------------------------

                                    Income (loss)       Shares       Per-Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------     -------------   ---------
Basic EPS:
Income (loss) available to
  common stockholders               $(12,796,000)     76,959,672        $(.17)

Effect of Dilutive Securities:
Stock options and grants                                     -

Diluted EPS:
Income (loss) available to common
  stockholders + assumed
  conversions                       $(12,796,000)     76,959,672        $(.17)
                                    ------------     -----------        -----
                                    ------------     -----------        -----


      The Company has outstanding $175,000,000 of Convertible Subordinated Notes which are convertible into 11,371,020 shares of common stock at $15.39 per share. The notes have been outstanding since their issuance in July 1997, but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. For the three months ended March 31, 2000 and 1999, options to purchase 7,269,250 and 5,605,000 shares of common stock, respectively, at prices ranging from $2.25 to $12.1875, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the respective periods.

3. Business Segments - During the three months ended March 31, 1999 the Company restructured its worldwide drilling operations into two primary business units, "Domestic Operations" and "International Operations." The primary services the Company provides are as follows: domestic drilling, international drilling and rental tools. Information regarding the Company's operations by industry segment for the three months ended March 31, 2000 and 1999 is as follows (dollars in thousands):

                                                 March 31,       March 31,
                                                   2000             1999
                                                ----------      -----------
             Revenues:
               Domestic drilling                $  27,454       $  28,417
               International drilling              38,668          50,941
               Rental tools                         7,829           7,267
               Other                                    2             221
                                                ---------       ---------
             Net revenues                       $  73,953       $  86,846
                                                ---------       ---------

             Operating income (loss):
               Domestic drilling                   (5,633)         (9,737)
               International drilling                 274           8,829
               Rental tools                         1,926           2,564
               Other                                 (498)           (303)
                                                ---------       ---------
               Total operating income (loss)
                 by segment <1>                    (3,931)          1,353

               Provision for reduction in
                 carrying value of certain
                 assets                               -            (1,500)
               Restructuring charges                  -            (2,200)
               General and administrative          (5,003)         (4,404)
                                                ---------       ---------

             Total operating income (loss)         (8,934)         (6,751)
             Interest expense                     (14,512)        (13,264)
             Other income (expense)-net             3,766           4,511
                                                ---------       ---------

             Income (loss) before income taxes  $ (19,680)      $ (15,504)
                                                ---------       ---------
                                                ---------       ---------

      [FN]
      <1> Total operating income (loss) by segment is calculated by excluding General and administrative expense, Restructuring charges and Provision for reduction in carrying value of certain assets from Operating income (loss), as reported in the Consolidated Condensed Statements of Operations.

                      Report of Independent Accountants




To the Board of Directors and Shareholders
Parker Drilling Company

        We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of March 31, 2000 and the related consolidated condensed statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report, dated February 3, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




                          By:  /s/ PricewaterhouseCoopers LLP
                               ------------------------------
                               PricewaterhouseCoopers LLP


Tulsa, Oklahoma
April 25, 2000

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements may be made directly in this document, referring to the Company, or may be "incorporated by reference," referring to other documents filed by the Company with the Securities and Exchange Commission. All statements included in this document, other than statements of historical facts, that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future, including future operating results, future capital expenditures and investments in the acquisition and refurbishment of rigs and equipment, repayment of debt, expansion and growth of operations, anticipated cost savings, Year 2000 issues, and other such matters, are forward-looking statements.

     Forward-looking statements are based on certain assumptions and analyses made by the management of the Company in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although management of the Company believes that their assumptions are reasonable based on current information available, they are subject to certain risks and uncertainties, many of which are outside the control of the Company. These risks include worldwide economic and business conditions, fluctuations in the market prices of oil and gas, industry conditions, international trade restrictions and political instability, operating hazards and uninsured risks, governmental regulations and environmental matters, substantial leverage, seasonality and adverse weather conditions, concentration of customer and supplier relationships, upgrade and refurbishment projects, competition, integration of operations, acquisition strategy, and other similar factors (some of which are discussed in documents referred to in this Form 10-Q.) Because the forward-looking statements are subject to risks and uncertainties, the actual results of operations and actions taken by the Company may differ materially from those expressed or implied by such forward-looking statements.


OUTLOOK AND OVERVIEW
--------------------

     The loss recognized for the three months ended March 31, 2000 reflects the continued weakness in most of the Company's drilling markets which has resulted in a significant decrease in rig utilization and in dayrates since the third quarter of fiscal year 1998. Lower crude oil prices throughout calendar 1998 and into early 1999 negatively impacted the revenue and profits of oil operators, who responded by reducing exploration and development expenditures. This decline in spending adversely affected the level of oilfield activity, and in turn, the revenue of most companies in the oilfield service industry. Although crude oil and natural gas prices have increased recently, oil operators have been slow to increase the exploration and development spending in the areas where the Company operates. Management is unable to predict when and to what extent that spending by operators, rig dayrates and utilization will be positively affected by the increase in crude oil prices.

     Management anticipates that the Company will continue to incur losses until there is a significant increase in the level of oilfield activity. Management believes, however, that cash on hand, cash provided by operations and funds available under the Company's $50 million revolving credit facility will be adequate to meet working capital needs and maintenance capital expenditures.

---------------------


Three Months Ended March 31, 2000 Compared with Three Months Ended March 31,
---------------------------------------------------------------------------
1999
-----

     The Company recorded a net loss of $14.9 million for the three months ended March 31, 2000 compared to a net loss of $12.8 million recorded for the three month period ended March 31, 1999. The net loss in the first quarter of 2000 is reflective of the continuing decline in utilization in the international land drilling operations. Decreased operating income from the Company's international drilling operations exceeded the increase in utilization and dayrates generated from domestic offshore drilling operations in the Gulf of Mexico.

     The Company's revenues decreased $12.9 million to $74.0 million in the current quarter as compared to the first quarter of 1999. Domestic drilling revenue decreased $1.0 million to $27.4 million. Domestic offshore drilling revenues increased $5.7 million due primarily to increased utilization for the intermediate and deep drilling barges and increased utilization and dayrates for the jackup drilling rigs. The increase in offshore drilling revenues were offset by the decrease in domestic land drilling. Domestic land drilling revenue decreased $6.7 million related primarily to the sale of the Company's thirteen lower 48 land rigs on September 30, 1999. The Company's one remaining domestic land rig, located in Alaska, was stacked throughout the current quarter and was operating during part of the comparable quarter in 1999.

     International drilling revenue declined $12.3 million to $38.7 million in the current quarter as compared to the first quarter of 1999. International land drilling revenues decreased $16.2 million while offshore drilling revenues increased $3.9 million. Primarily responsible for the international land drilling revenues decrease was the Latin America region, which decreased $9.7 million. This decrease is attributed to reduced rig utilization in Colombia, Bolivia and Peru. In addition, land drilling revenues decreased in the Asia Pacific region primarily attributed to New Guinea and Vietnam. The Vietnam revenues in 1999 related to a one rig drilling contract that ended during the third quarter of 1999.

---------------------

     The increase of $3.9 million in international offshore drilling revenues was due primarily to revenues earned by newly constructed barge Rig 257 in the Caspian Sea and barge Rig 75 in Nigeria. Rig 257 contributed $6.1 million revenues during the current quarter despite being on a reduced dayrate for approximately five weeks during the quarter due to winter conditions. With the addition of Rig 75 the Company has four barge rigs in the Nigerian offshore market. Due to continuing community unrest three of the four barge rigs were on standby status during the current quarter, while one rig, barge Rig 74, operated for 18 days. Despite the standby status, which resulted in decreased revenues earned by the rigs, Nigerian offshore revenues increased $1.8 million to $10.3 million during the current quarter. The increase is due to revenues earned by the new barge Rig 75 and the start-up of drilling operations on Rig 74 which was on standby status in the comparable quarter of 1999. Drilling operations on the remaining Nigerian barges are expected to recommence during the second quarter. Offsetting the increased revenues in the Caspian Sea and Nigeria was a $4.0 million decrease in international offshore revenues due to the completion of a barge contract in Venezuela during the third quarter of 1999.

     Rental tool revenue increased $.6 million due to the increased level of drilling activity in the Gulf of Mexico.

     Profit margins (revenues less direct operating expenses) of $17.1 million in the current quarter reflect a decrease of $4.2 million from the $21.3 million recorded during the three months ended March 31, 1999. The domestic and international drilling segments recorded profit margin percentages (profit margin as a percent of revenues) of 16.8% and 21.3% in the current quarter, as compared to 2.0% and 31.3% in the first quarter of 1999. Domestically, profit margins increased $4.0 million. Domestic profit margins were positively impacted during the current quarter by increasing utilization in the Gulf of Mexico particularly from the intermediate and deep drilling barges, and from the jackup rigs. In addition, average dayrates for the jackup rigs increased approximately 5% during the current quarter when compared to the first quarter of 1999. Offsetting the increased domestic offshore profit margins was the sale of all thirteen lower 48 domestic land rigs during the third quarter of 1999. In addition, the remaining domestic land rig, located in Alaska, has been stacked since March, 1999.

     International drilling profit margins declined $7.7 million to $8.2 million in the current quarter as compared to the first quarter of 1999. International land drilling profit margins declined $5.5 million to $5.2 million during the current quarter primarily due to lower utilization in the Company's land drilling operations as previously discussed. The international offshore drilling profit margins declined $2.1 million to $3.0 million in the current quarter. This decrease is primarily attributed to three barge rigs in Nigeria on standby status during the current quarter due to community unrest. Drilling operations are expected to recommence during the second quarter.

     Depreciation and amortization expense increased $1.0 million to $21.0 million in the current quarter. Depreciation expense recorded on 1998/1999 capital additions, principally barge Rigs 257 and 75, was the primary reason for the increase.

     Interest expense increased $1.3 million due to $1.5 million in interest capitalized to construction projects during the first quarter of 1999, no interest was capitalized during the current quarter.

---------------------

     Income tax expense consists of foreign tax expense and deferred tax benefit. Lower international drilling revenues and operating income has resulted in a decrease in foreign tax expense when comparing the two periods. The deferred tax benefit is due to the net loss incurred during the three months ended March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of March 31, 2000, the Company had cash, cash equivalents and other short-term investments of $56.0 million, an increase of $9.7 million from December 31, 1999. The primary sources of cash for the three-month period as reflected on the Consolidated Statement of Cash Flows were $2.2 million from the disposition of equipment, reimbursements approximating $11 million from the operator to offset a portion of the expenditures to modify Rig 257 for service in the Caspian Sea and $9.2 million provided by operating activities.

     The primary uses of cash for the three-month period ended March 31, 2000 were $.4 million for capital expenditures (net of reimbursements) and $1.1 million for repayment of debt. Major projects included the modification of Rig 249 for a contract to begin in the second half of 2000 in Kazakhstan.

     To finance the Company's 1996 and 1997 acquisitions and the significant capital expenditures made in 1998 and 1999, the Company has issued various debt instruments. The Company has total long-term debt, including the current portion, of $652.4 million at March 31, 2000. The Company entered into a $50.0 million revolving credit facility with a group of banks led by Bank of America on October 22, 1999. This facility is available for working capital requirements, general corporate purposes and to support letters of credit.
The revolver is collateralized by accounts receivable, inventory and certain barge rigs located in the Gulf of Mexico. The facility contains customary affirmative and negative covenants. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80 percent of eligible receivables plus 50 percent of supplies in inventory. Currently, the borrowing base is $43.7 million of which none has been drawn down and $8.1 million in letters of credit have been issued. The revolver terminates on October 22, 2003. On October 7, 1999 a subsidiary of the Company entered into a loan agreement with Boeing Capital Corporation for refinancing the construction costs of Rig 75. The loan of $24.8 million plus interest is to be repaid in 60 monthly payments of $0.5 million. The loan is collateralized by Rig 75 and is guaranteed by the Parent.

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

OTHER MATTERS
-------------

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



                                                      Parker Drilling Company
                                                      -----------------------
                                                             Registrant



Date:  May 10, 2000


                         By:  /s/ James J. Davis
                              ----------------------------------------------
                                  James J. Davis
                                  Senior Vice President-Finance and
                                  Chief Financial Officer




                         By:  /s/ W. Kirk Brassfield
                              ----------------------------------------------
                                  W. Kirk Brassfield
                                  Controller and
                                  Chief Accounting Officer

                               INDEX TO EXHIBITS

Exhibit
Number                             Description
-------                            -----------


15                 Letter re Unaudited Interim Financial Information

27                 Financial Data Schedule [Edgar Version Only]