Form 10-Q
period 2000-06-30
PARKER DRILLING CO /DE/
filed 2000-08-10
CIK 76321

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------
                                   FORM 10-Q
                            -----------------------
(Mark One)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended JUNE 30, 2000
                                                      -------------
                                            OR

   [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                   to
                                           ----------------    --------------

                              Commission file number  1-7573
                                                      ------

                           PARKER DRILLING COMPANY
                           -----------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                   73-0618660
  -------------------------------          ----------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

      Parker Building, Eight East Third Street, Tulsa, Oklahoma    74103
     -------------------------------------------------------------------
      (Address of principal executive offices)                (zip code)

       Registrant's telephone number, including area code (918) 585-8221
       -----------------------------------------------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes  X    No
                                                       ---      ---
     As of July 31, 2000, 77,670,100 common shares were outstanding.

----------------------------------------------------------------------
----------------------------------------------------------------------

                      PARKER DRILLING COMPANY

                               INDEX
                                                             Page
                                                              No.

Part I.   Financial Information

          Consolidated Condensed Balance Sheets
          (Unaudited)
           June 30, 2000 and December 31, 1999                 2

          Consolidated Condensed Statements of Operations
          (Unaudited) Three and Six Months Ended
          June 30, 2000 and 1999                               3

          Consolidated Condensed Statements of Cash Flows
          (Unaudited) Six Months Ended June 30, 2000 and       4
          1999

          Notes to Unaudited Consolidated Condensed
           Financial Statements                              5 - 7

          Report of Independent Accountants                    9

          Management's Discussion and Analysis of
          Financial
           Condition and Results of Operations             10 - 18


Part II.  Other Information

          Item 6, Exhibits and Reports on Form 8-K            19

          Signatures                                          20

          Exhibit 15, Letter Re Unaudited Interim
           Financial Information                              22

          Exhibit 27, Financial Data Schedule  [Edgar
          Version Only]




              PARKER DRILLING COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS
                       (Dollars In Thousands)
                            (Unaudited)
                  ASSETS                    June 30,   December 31,
                  ------                      2000         1999
                                           ---------    ---------
 Current assets:
   Cash and cash equivalents                $ 24,876     $ 45,501
   Other short-term investments                  811          777
   Accounts and notes receivable              93,960       75,411
   Rig materials and supplies                 14,915       13,766
   Other current assets                        8,020       15,988
                                          -----------   -----------
       Total current assets                  142,582      151,443

 Property, plant and equipment less
   accumulated depreciation and
   amortization of $456,761
   at June 30, 2000 and $423,514
   at December 31, 1999                      646,621      661,402

   Goodwill, net of accumulated
     amortization of $24,044 at
     June 30, 2000 and $20,304
     at December 31, 1999                    200,350      204,090

 Other noncurrent assets                      67,033       65,808
                                         -----------  -----------
       Total assets                      $ 1,056,586  $ 1,082,743
                                         ===========  ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

 Current liabilities:
   Current portion of long-term debt     $     5,247  $     5,054
   Accounts payable and accrued
      liabilities                             66,430       58,732
   Accrued income taxes                        4,623        8,323
                                         -----------  -----------
       Total current liabilities              76,300       72,109
                                         -----------  -----------
 Long-term debt                              645,925      648,577
 Deferred income tax                          18,929       28,273
 Other long-term liabilities                   5,912        4,363

 Stockholders' equity:
   Common stock, $.16 2/3 par value           12,941       12,895
   Capital in excess of par value            344,484      343,374
   Comprehensive income-net unrealized
     gain on investments available for
     sale (net of taxes of $2,764 at
     June 30, 2000 and $908 at
     December 31, 1999).                       4,914        1,613
   Retained earnings (accumulated
     deficit)                                (52,819)      (28,461)
                                          ----------    ----------
       Total stockholders' equity            309,520       329,421
                                          ----------    ----------
         Total liabilities and
         stockholders
           equity                        $ 1,056,586   $ 1,082,743
                                         ===========   ===========

     See accompanying notes to consolidated condensed financial statements.

                 PARKER DRILLING COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)
                                Three Months Ended     Six Months Ended
                               --------------------   ------------------
                                June 30,    June 30,   June 30,  June 30,
                                  2000        1999       2000      1999
                               ---------   --------   --------  --------
  Revenues:
   Domestic drilling           $  34,851  $  28,871  $  62,305 $  57,288
   International drilling         42,580     46,811     81,248    97,752
   Rental tools                    9,527      6,288     17,356    13,555
   Other                               2         24          4       245
                               ---------  ---------  --------- ---------

  Total revenues                  86,960     81,994    160,913   168,840
                               ---------  ---------  --------- ---------

  Operating expenses:
   Domestic drilling              23,893     23,586     46,737    51,431
   International drilling         32,103     31,680     62,537    66,698
   Rental tools                    3,548      2,818      7,130     5,375
   Other                               3         11          2       108
   Depreciation and
   amortization                   21,004     20,326     42,029    40,302
   General and administrative      4,444      3,791      9,447     8,195
   Restructuring charges             -          800        -       3,000
   Provision for reduction in
     carrying value of
     certain assets                  -        3,750        -       5,250
                               ---------  ---------  --------- ---------
  Total operating expenses        84,995     86,762    167,882   180,359
                               ---------  ---------  --------- ---------
  Operating income (loss)          1,965     (4,768)    (6,969)  (11,519)
                               ---------  ---------  --------- ---------
  Other income and (expense):
   Interest expense              (14,523)   (13,383)   (29,035)  (26,647)
   Interest income                   691        282      1,638       669
   Gain on disposition of
   assets                            974        509      1,948     2,949
   Other income - net                 31        587      1,876     2,271
                               ---------  ---------  --------- ---------
  Total other income and         (12,827)   (12,005)   (23,573)  (20,758)
  (expense)                    ---------  ---------  --------- ---------

  Income (loss) before income    (10,862)   (16,773)   (30,542)  (32,277)
  taxes                        ---------  ---------  --------- ---------

  Income tax expense
  (benefit):
   Current tax expense-
   foreign                        2,420       2,127      5,016     5,119
   Deferred tax (benefit)        (3,800)     (5,827)   (11,200)  (11,527)
                              ---------   ---------  --------- ---------
                                 (1,380)     (3,700)    (6,184)   (6,408)
                              ---------   ---------  --------- ---------
  Net income (loss)           $  (9,482)  $ (13,073) $ (24,358)$ (25,869)
                              =========   =========  ========= =========
  Earnings (loss) per share,
   Basic                      $    (.12)  $    (.17) $    (.31)$    (.34)
                              ---------   ---------  --------- ---------

   Diluted                    $    (.12)  $    (.17) $    (.31)$    (.34)
                              ---------   ---------  --------- ---------
  Number of common shares
    used in computing earnings
    per share:

   Basic                     77,569,904   77,118,498  77,518,230  77,039,523
                             ----------  -----------  ---------- -----------
   Diluted                   77,569,904   77,118,498  77,518,230  77,039,523
                             ----------  -----------  ---------- -----------
        See accompanying notes to consolidated condensed financial statements.

              PARKER DRILLING COMPANY AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          Increase (Decrease) in Cash and Cash Equivalents
                       (Dollars in Thousands)
                            (Unaudited)
                                                Six Months Ended
                                                    June 30,
                                              ----------------------
                                                  2000       1999
                                              ----------  ----------
Cash flows from operating activities:
  Net income (loss)                          $  (24,358)  $  (25,869)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
     Depreciation and amortization               42,029       40,302
     Gain on disposition of assets               (1,948)      (2,949)
     Expenses not requiring cash                  2,595        2,208
     Deferred income taxes                      (11,200)     (11,527)
     Provision for reduction in carrying
       value of certain assets                      -          5,250
     Change in operating assets and
     liabilities                                 (7,000)       2,414
                                              ----------  ----------

   Net cash provided by operating activities        118        9,829
                                              ----------  ----------
Cash flows from investing activities:
  Capital expenditures (net of
    reimbursements of $13.0 million
    in 2000 and $55.3 million
    in 1999)                                    (25,634)     (35,867)
  Proceeds from the sale of equipment             5,214       11,986
  Purchase of short-term investments               (126)        (300)
  Proceeds from sale of investments               2,051          -
  Other-net                                         -            463
                                              ---------   ----------
  Net cash used in investing activities         (18,495)     (23,718)
                                              ---------   ----------

Cash flows from financing activities:
  Proceeds from issuance of debt                    -         10,252
  Principal payments under debt obligations      (2,248)      (1,568)
  Other                                             -            (66)
                                              ----------  ----------
  Net cash provided by (used in)
   financing activities                          (2,248)       8,618
                                              ---------   ----------
Net change in cash and cash equivalents         (20,625)      (5,271)

Cash and cash equivalents at beginning
  of period                                      45,501       24,314
                                              ---------   ----------

Cash and cash equivalents at end of period    $  24,876   $   19,043
                                              ==========  ==========

Supplemental cash flow information:
  Interest paid                               $  28,034   $   28,335
  Taxes paid                                  $   8,717   $    6,025

Supplemental noncash investing activity:
  Net unrealized gain on investments
  available for sale
  (net of taxes of $1,770)                    $   3,147   $      -


     See accompanying notes to consolidated condensed financial statements.

          PARKER DRILLING COMPANY AND SUBSIDIARIES

     NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                         STATEMENTS


1.     General  -  In  the  opinion  of  the  Company,   the
  accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of June 30, 2000 and December 31, 1999, (2) the results of operations for the three and six months ended June 30, 2000 and 1999, and (3) cash flows for the six months ended June 30, 2000 and 1999. Results for the six months ended June 30, 2000 are not necessarily indicative of the results which will be realized for the year ending December 31, 2000. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.

  Our independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933 their report of that review should not be considered as part of any registration statements prepared or certified by them within the meaning of Section 7 and 11 of that Act.

NOTES   TO   UNAUDITED   CONSOLIDATED  CONDENSED   FINANCIAL
STATEMENTS (continued)


2.   Earnings per share -

        RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
     TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)
                                  For the Three Months Ended
                                         June 30, 2000
                                         -------------
                                Income
                                (loss)        Shares      Per-Share
                              (Numerator)  (Denominator)     Amount
                              ----------  -------------   ----------
 Basic EPS:
 Income (loss) available to
   common stockholders       $(9,482,000)  77,569,904     $    (.12)

 Effect of Dilutive
   Securities:
 Stock options and grants                                                      -

 Diluted EPS:
 Income (loss) available to
   common stockholders +
   assumed conversions       $(9,482,000)   77,569,904    $    (.12)
                             ===========   ===========    =========

NOTES   TO   UNAUDITED   CONSOLIDATED  CONDENSED   FINANCIAL
STATEMENTS (continued)


       RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
     TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)
                                  For the Six Months Ended
                                        June 30, 2000
                             ------------------------------------
                              Income                         Per-
                              (loss)           (Shares      Share
                             (Numerator)    (Denominator)   Amount
                             -----------    -------------  -------
 Basic EPS:
 Income (loss) available to
   common stockholders       $ (24,358,000)  77,518,230    $ (.31)

 Effect of Dilutive
 Securities:
 Stock options and grants                           -

 Diluted EPS:
 Income (loss) available to
    common stockholders +
    assumed conversions      $ (24,358,000)  77,518,230    $ (.31)
                             =============  ===========    ======

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

       RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
     TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)
                                  For the Three Months Ended
                                          June 30, 1999
                             ------------------------------------
                                Income
                                (loss)        Shares     Per-Share
                              (Numerator)  (Denominator)   Amount
                             ------------  ------------  ---------
Basic EPS:
Income (loss) available to
  common stockholders        $ (13,073,000) 77,118,498   $   (.17)

Effect of Dilutive
Securities:
Stock options and grants                           -

Income (loss) available to
  common stockholders +
  assumed conversions        $ (13,073,000) 77,118,498   $   (.17)
                             =============  ==========   ========

                                   For the Six Months Ended
                                        June 30, 1999
                             ------------------------------------
                                Income
                                (loss)        Share       Per-Share
                              (Numerator)  (Denominator)    Amount
                             ------------  ------------- ----------
Basic EPS:
Income (loss) available
  to common stockholders     $ (25,869,000)  77,039,523   $   (.34)

Effect of Dilutive
Securities:
Stock options and grants                            -

Income  (loss) available
  to common stockholders
  + assumed Conversions      $ (25,869,000) 77,039,523    $   (.34)
                             =============  ==========    ========

 The Company has outstanding $175,000,000 of Convertible Subordinated Notes which are convertible into 11,371,020 shares of common stock at $15.39 per share. The notes have been outstanding since their issuance in July 1997, but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. For the six months ended June 30, 2000 and 1999, options to purchase 7,269,250 and 5,605,000 shares of common stock, respectively, at prices ranging from $2.25 to $12.1875, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the respective periods.

NOTES  TO  UNAUDITED CONSOLIDATED CONDENSED FINANCIAL  STATEMENTS
(continued)

3. Business Segments - During the six months ended June 30, 1999 the Company restructured its worldwide drilling operations into two primary business units, "Domestic Operations" and "International Operations." The primary services the Company provides are as follows: domestic drilling, international drilling and rental tools. Information regarding the Company's operations by industry segment for the six months ended June 30, 2000 and 1999 is as follows (dollars in thousands):


                           Three Months        Six Months
                               Ended              Ended
                         -----------------   -----------------
                         June 30,  June 30,  June 30,  June 30,
                           2000     1999       2000     1999
                         --------  -------   -------  --------
Revenues:
 Domestic drilling       $ 34,851  $ 28,871  $ 62,305 $  57,288
 International
   drilling                42,580    46,811    81,248    97,752
 Rental tools               9,527     6,288    17,356    13,555
 Other                          2        24         4       245
                         --------   -------   -------   -------
Net revenues               86,960    81,994   160,913   168,840
                         --------   -------   -------   -------
Operating income
   (loss):
 Domestic drilling            624    (4,988)   (5,009)  (14,726)
 International
   drilling                 2,699     7,681     2,973    16,511
 Rental tools               3,650     1,277     5,576     3,841
 Other                       (564)     (397)   (1,062)     (700)
                         --------   -------   -------   -------
 Total operating
   income (loss)
   by segment <1>           6,409     3,573     2,478     4,926
                         --------   -------   -------   -------
 Provision for
   reduction in
   carrying  value
   of certain assets          -      (3,750)      -      (5,250)
 Restructuring charges        -        (800)      -      (3,000)
 General and
   Administrative          (4,444)   (3,791)   (9,447)   (8,195)
                         --------   -------   -------   -------
Total operating
 income (loss)              1,965    (4,768)   (6,969)  (11,519)

Interest expense          (14,523)  (13,383)  (29,035)  (26,647)
Other income (expense)-
  net                       1,696     1,378     5,462     5,889
                         --------   -------   -------   -------
Income (loss) before
  income taxes           $(10,862) $(16,773) $(30,542) $(32,277)
                         ========  ========  ========  ========

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

               Report of Independent Accountants




To the Board of Directors and Shareholders
Parker Drilling Company

     We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of June 30, 2000 and the related consolidated condensed statements of operations for the three and six month periods ended June 30, 2000 and 1999 and the consolidated condensed statement of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


Tulsa, Oklahoma
July 27, 2000

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

      Forward-looking statements are based on certain assumptions and analyses made by the management of the Company in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although management of the Company believes that their assumptions are reasonable based on current information available, they are subject to certain risks and uncertainties, many of which are outside the control of the Company. These risks include worldwide economic and business conditions, fluctuations in the market prices of oil and gas, industry conditions, international trade restrictions and political instability, operating hazards and uninsured risks, governmental regulations and environmental matters, substantial leverage, seasonality and adverse weather conditions, concentration of customer and supplier relationships, competition, integration of operations, acquisition strategy, and other similar factors (some of which are discussed in documents referred to in this Form 10-Q.) Because the forward-looking statements are subject to risks and uncertainties, the actual results of operations and actions taken by the Company may differ materially from those expressed or implied by such forward-looking statements.


OUTLOOK AND OVERVIEW
--------------------
     The $24.4 million net loss for the six months ended June 30, 2000 reflects the continued weakness in the company's international drilling markets. The Company's international drilling markets have been slow to react to the increase in crude oil prices over the past year. In addition, due to several occurrences of community unrest in Nigeria, three of the Company's four barge rigs have been on reduced standby rates throughout most of the current six-month period. As a result, the Company's international rig utilization has remained low, negatively impacting net income during the six months ended June 30, 2000. Domestically, the Company experienced a significant increase in activity during the second quarter, with rig utilization increasing from 61% to approximately 74% and dayrates for the seven jackup rigs increasing an average of 20%. The company's rental tool segment, Quail Tools, experienced record revenues and operating profit during the second quarter as Quail Tools took advantage of the increased activity in the Gulf of Mexico.

---------------------

      Due mainly to the tightness in supply of natural gas from domestic production, the Company anticipates that domestic drilling activity will remain robust through the remainder of 2000 and into 2001. This will benefit the Company's domestic offshore drilling operations and Quail Tools. During July 2000 all four barge rigs in Nigeria returned to work on full dayrates. In addition, the Company is experiencing increased activity for land rigs in Kazakhstan and Latin America, and to a modest extent Asia Pacific. In spite of the strong improvements in domestic markets and the signs of a turnaround in international land and offshore prospects, management anticipates that the Company will continue to incur losses for the remainder of the current year, albeit at a reduced level from the first half of the year. Management believes, however, that cash on hand, cash provided by operations and funds available under the Company's $50 million revolving credit facility will be adequate to meet working
capital   needs,   including  maintenance  and  project   capital
expenditures.



Three Months Ended June 30, 2000 Compared with Three Months Ended
June 30, 1999
-----------------------------------------------------------------


      The Company recorded a net loss of $9.5 million for the three months ended June 30, 2000 compared to a net loss of $13.1 million for the three-month period ended June 30, 1999. The improvement recognized during the current quarter is primarily related to improved drilling activity in the Gulf of Mexico. Utilization and dayrates for the domestic offshore drilling group increased significantly during the current quarter as compared to the comparable quarter of 1999. In addition, Quail Tools recognized record revenues and operating profit during the second quarter of 2000. Partially offsetting the increases was the decline in utilization in the Company's international land drilling operations during the current quarter as compared to the second quarter of 1999.

      The Company's revenues increased $5.0 million to $87.0 million in the current quarter as compared to the second quarter of 1999. Domestic drilling revenues increased $6.0 million to $34.9 million. Domestic offshore drilling revenues increased $10.1 million due primarily to increased utilization for the intermediate and deep drilling barges and increased utilization and dayrates for the jackup drilling rigs. The increase in domestic offshore drilling revenues was offset by a $4.1 million decrease in domestic land drilling, due primarily to the sale of the Company's thirteen lower 48 land rigs on September 30, 1999. The Company's one remaining domestic land rig, located in Alaska, was stacked throughout the current quarter and during the comparable quarter in 1999.

      International drilling revenues declined $4.2 million to $42.6 million in the current quarter as compared to the second quarter of 1999. International land drilling revenues decreased $6.8 million while international offshore drilling revenues increased $2.6 million. Primarily responsible for the reduction in international land drilling revenues was a $4.8 million decrease in the Latin America region, due to reduced rig utilization in Colombia, Bolivia and Peru. In addition, land drilling revenues decreased $4.9 million in the Asia Pacific region due to the completion of a one-well drilling contract in Vietnam during the third quarter of 1999 and reduced utilization in New Guinea. Decreased revenues in Latin America and Asia Pacific were partially offset by increased revenues in the Frontier areas which includes Russia, Kazakhstan, Africa and the Middle East. Revenues increased $2.9 million during the second quarter of 2000 due primarily to new land drilling revenues in Nigeria and Kuwait. The Nigeria revenues related to a one-well project which completed drilling during June 2000.

---------------------


      The increase of $2.6 million in international offshore drilling revenues was due primarily to revenues generated by barge Rig 257 in the Caspian Sea and barge Rig 75 in Nigeria.
Barge Rig 257, which commenced drilling in September of 1999, contributed $6.4 million of revenues during the current quarter. Due to several episodes of community unrest in Nigeria, three of the four barge rigs were on reduced standby status during most of the current quarter. Despite the decreased revenues earned while these rigs were on standby, there was a slight increase of $.2 million in Nigerian offshore revenues to $8.8 million for the current quarter. The increase is due to standby revenues earned by the addition of the company's fourth barge rig in the Nigerian market - new barge Rig 75, and the resumption of drilling operations on Rig 74 which was on standby status in the comparable quarter of 1999. Drilling operations on the remaining Nigerian barge rigs resumed during July 2000. Offsetting the increased revenues in the Caspian Sea and Nigeria was a $4.0 million decrease in international offshore revenues in Venezuela due to the completion of a barge contract during the third quarter of 1999.



RESULTS OF OPERATIONS (continued)
---------------------

      Rental tool revenues increased $3.2 million due to the increased level of drilling activity in the Gulf of Mexico and the opening in May 2000 of a new branch office in Odessa, Texas to service the West Texas drilling market. Contributing to this increase was increased revenues from the New Iberia, Louisiana operations of $1.9 million, $1.1 million from the Victoria, Texas operations and $.2 million from the new Odessa, Texas operations.

      Profit margins (revenues less direct operating expenses, excluding depreciation) of $27.4 million in the current quarter reflect an increase of $3.5 million from the $23.9 million recorded during the three months ended June 30, 1999. The domestic and international drilling segments recorded profit margin percentages (profit margin as a percent of revenues) of 31.2% and 24.6% in the current quarter, as compared to 18.3% and 32.4% in the second quarter of 1999. Domestic profit margins increased $5.6 million. Domestic profit margins were positively impacted during the current quarter by increased utilization in the Gulf of Mexico, particularly from the intermediate and deep drilling barges, and from the jackup rigs. In addition, average dayrates for the jackup rigs increased approximately 41.5% during the current quarter when compared to the second quarter of 1999. Offsetting the increased domestic offshore profit margins was the sale of all thirteen lower 48 domestic land rigs during the third quarter of 1999, which contributed $.4 million of profit margin during the second quarter of 1999. In addition, the remaining domestic land rig, located in Alaska, has been stacked since March 1999.

      International drilling profit margins declined $4.6 million to $10.5 million in the current quarter as compared to the second quarter of 1999. International land drilling profit margins declined $3.7 million to $6.6 million during the current quarter primarily due to lower utilization in the Company's land drilling operations as previously discussed. The offshore segment of international drilling profit margins declined $.9 million to $3.9 million in the current quarter. This decrease is primarily attributed to three barge rigs in Nigeria on standby status during most of the current quarter due to community unrest. Drilling operations resumed during July 2000.

      Rental tool profit margins increased $2.5 million to $6.0 million during the current quarter as compared to the second quarter of 1999. Profit margins increased due to an increase in revenues during the current quarter and a significant increase in profit margin percentage which was 63% during the current quarter as compared to 55% for the second quarter of 1999.

      Depreciation and amortization expense increased $.7 million to $21.0 million in the current quarter. Depreciation expense recorded on 1998/1999 capital additions, principally barge Rigs
257 and 75, was the primary reason for the increase.

      Interest expense increased $1.1 million due to $1.5 million in interest capitalized to construction projects during the second quarter of 1999; no interest was capitalized during the current quarter.

      Income tax expense consists of foreign tax expense and deferred tax benefit. Lower international drilling revenues and operating income have resulted in a decrease in foreign tax expense when comparing the two periods. The deferred tax benefit is due to the pre-tax loss incurred during the three and six months ended June 30, 2000.

---------------------

Six  Months  Ended June 30, 2000 Compared with Six  Months  Ended
June 30, 1999
-----------------------------------------------------------------

     The Company recorded a net loss of $24.4 million for the six months  ended  June  30, 2000 compared to a  net  loss  of  $25.9 million recorded for the six-month period ended June 30, 1999.

      The Company's revenues decreased $7.9 million to $160.9 million in the current six-month period as compared to the six months ended June 30, 1999. Domestic drilling revenue increased $5.0 million to $62.3 million. Domestic offshore drilling revenues increased $15.8 million due primarily to increased utilization for the intermediate and deep drilling barges and increased utilization and dayrates for the jackup drilling rigs. The increase in offshore drilling revenues was offset by the decrease in domestic land drilling. Domestic land drilling revenues decreased $10.8 million related primarily to the sale of the Company's thirteen lower 48 land rigs on September 30, 1999. The Company's one remaining domestic land rig, located in Alaska, was stacked throughout the current period and was operating during part of the comparable period in 1999.

      International drilling revenues declined $16.5 million to $81.3 million in the current period as compared to the six months ended June 30, 1999. International land drilling revenues decreased $23.0 million while international offshore drilling revenues increased $6.5 million. Primarily responsible for the international land drilling revenues decrease was the Latin America region, which decreased $14.4 million. This decrease is attributed to reduced rig utilization in Colombia, Bolivia and Peru. In addition, land drilling revenues decreased $9.2 million in the Asia Pacific region due to completion of a one-well drilling contract in Vietnam that ended during the third quarter of 1999 and reduced utilization in New Guinea. Revenues in the frontier area, which includes Russia, Kazakhstan, Africa and the Middle East, increased $.6 million during the current period as compared to the six months ended June 30, 1999.

      The increase of $6.5 million in international offshore drilling revenues was due primarily to revenues generated by barge Rig 257 in the Caspian Sea and barge Rig 75 in Nigeria.
Barge Rig 257, which commenced drilling in September of 1999, contributed $12.5 million of revenues during the six months ended June 30, 2000, despite being on a reduced dayrate for approximately five weeks during the period due to winter conditions. With the addition of barge Rig 75, the Company has four barge rigs in the Nigerian offshore market. Due to several episodes of community unrest three of the four barge rigs were on standby status during most of the current period, while one rig, barge Rig 74, operated for approximately three and a half months. Despite the reduced revenues earned while on standby, Nigerian offshore revenues increased $2.0 million to $19.1 million during the current period. The increase is due to standby revenues earned by the new barge Rig 75 and the start-up of drilling operations on Rig 74 which was on standby status in the comparable period of 1999. Drilling operations on the remaining Nigerian barge rigs have resumed, on full dayrate, during July 2000. Offsetting the increased revenues in the Caspian Sea and Nigeria was an $8.0 million decrease in international offshore revenues due to the completion of a barge contract in Venezuela during the third quarter of 1999.

---------------------


      Rental tool revenues increased $3.8 million due to the increased level of drilling activity in the Gulf of Mexico. Contributing to this increase was the New Iberia, Louisiana operation in the amount of $2.3 million, $1.3 million from the Victoria, Texas operation and $.2 million from the new Odessa, Texas operation which commenced operations in May 2000 to service the West Texas drilling fields.

      Profit margins (revenues less direct operating expenses, excluding depreciation) of $44.5 million in the current period reflect a decrease of $.7 million from the $45.2 million recorded during the six months ended June 30, 1999. The domestic and international drilling segments recorded profit margin percentages (profit margin as a percent of revenues) of 25.0% and 23.0% in the current period, as compared to 10.3% and 31.8% in the comparable period of 1999. Domestically, profit margins increased $9.7 million. Domestic profit margins were positively impacted during the current period by increasing utilization in the Gulf of Mexico particularly from the intermediate and deep drilling barges, and from the jackup rigs. In addition, average dayrates for the jackup rigs increased approximately 21% during the current period when compared to the six months ended June 30, 1999. Offsetting the increased domestic offshore profit margins was the sale of all thirteen lower 48 domestic land rigs during the third quarter of 1999; during the six months ended June 30, 1999 these rigs contributed profit margins of $1.0 million. In addition, the remaining domestic land rig, located in Alaska, has been stacked since March 1999.

     International drilling profit margins declined $12.4 million to $18.8 million during the six months ended June 30, 2000 as compared to the comparable period of 1999. International land drilling profit margins declined $9.4 million to $11.8 million during the current period primarily due to lower utilization in the Company's land drilling operations as previously discussed. The international offshore drilling profit margins declined $3.0 million to $7.0 million in the current period as compared to the six months ended June 30, 1999. This decrease is primarily attributed to three barge rigs in Nigeria on standby status during the current period due to several episodes of community unrest. Drilling operations at full dayrates resumed during July 2000.

      Rental tool profit margins increased $2.0 million to $10.2 million during the current period as compared to the six months ended June 30, 1999. Profit margins increased due primarily to the $3.8 million increase in revenue during the current period. Profit margin percentage decreased slightly during the current period to 59% from 60% for the comparable period of 1999.

     Depreciation and amortization expense increased $1.7 million to $42.0 million in the current period. Depreciation expense recorded on 1998/1999 capital additions, principally barge Rig 257 and barge Rig 75, was the primary reason for the increase.

      Interest expense increased $2.4 million due to $3.0 million in interest being capitalized to construction projects during the six months ended June 30, 1999, no interest was capitalized during the current period.

---------------------

      Income tax expense consists of foreign tax expense and deferred tax benefit. Lower international drilling revenues and operating income have resulted in a decrease in foreign tax expense when comparing the two periods. The deferred tax benefit is due to the net loss incurred during the six months ended June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      As of June 30, 2000, the Company had cash, cash equivalents and other short-term investments of $25.7 million, a decrease of $20.6 million from December 31, 1999. The primary sources of cash for the six-month period as reflected on the Consolidated Statement of Cash Flows were $5.2 million from the disposition of equipment, reimbursements approximating $13 million from the operator to offset a portion of the expenditures to modify Rig 257 for service in the Caspian Sea and $.1 million provided by operating activities.

     The primary uses of cash for the six-month period ended June 30, 2000 were $25.6 million for capital expenditures (net of reimbursements) and $2.2 million for repayment of debt. Major projects included the completion of modifications on Rig 249 and commencement of construction on Rig 258. Rig 249 and Rig 258 are currently under contract and anticipated to begin drilling in the second half of 2000 and early 2001, respectively, in Kazakhstan.

      To finance the Company's 1996 and 1997 acquisitions and the significant capital expenditures made in 1998 and 1999, the Company has issued various debt instruments. The Company has total long-term debt, including the current portion, of $651.2 million at June 30, 2000. The Company entered into a $50.0 million revolving credit facility with a group of banks led by Bank of America on October 22, 1999. This facility is available for working capital requirements, general corporate purposes and to support letters of credit. The revolver is collateralized by accounts receivable, inventory and certain barge rigs located in the Gulf of Mexico. The facility contains customary affirmative and negative covenants. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80 percent of eligible receivables plus 50 percent of supplies in inventory. Currently, the borrowing base is $47.5 million of which none has been drawn down and $8.2 million in letters of credit have been issued. The revolver terminates on October 22, 2003. On October 7, 1999 a subsidiary of the Company entered into a loan agreement with Boeing Capital Corporation for refinancing the construction costs of Rig 75. The loan of $24.8 million plus interest is to be repaid in 60 monthly payments of $0.5 million. The loan is collateralized by Rig 75 and is guaranteed by the Parent.

-------------------------------

     The Company anticipates that working capital needs and funds required for capital spending in 2000 will be met from existing cash, other short-term investments, cash provided by operations, reimbursements from the operator for expenditures on Rig 257 and, if necessary, from proceeds from sale of the Unit common stock and funds available under the Company's revolving credit facility. The Company anticipates cash requirements for capital spending will be approximately $68 million, net of reimbursements. Should new opportunities requiring additional capital arise, the Company may utilize the revolving credit facility. In addition, the Company may seek project financing or equity participation from outside alliance partners or customers. The Company cannot predict whether such financing or equity participation would be available on terms acceptable to the Company.

OTHER MATTERS
-------------


Indonesian Operations
---------------------

      During 1995-1998, the Company provided management, certain equipment, technical assistance and training support to an Indonesian-owned drilling contractor that was performing geothermal drilling services for two operators in connection with the construction of power plants in Indonesia. Because these operators did not pay the drilling contractor for a considerable portion of the services provided, the drilling contractor was unable to pay the Company. The Indonesian drilling contractor initiated two arbitration proceedings in late 1998 to collect these delinquent payments. Recently, the arbitration panels convened in these arbitration proceedings awarded the contractor a total of approximately $ 9.2 million, including interest, which continues to accrue. The drilling contractor has advised the Company it will vigorously pursue collection of the awards. The Company believes that resolution of this matter will not have a material adverse effect on the Company's results of operations or financial position.


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

PART II.  OTHER INFORMATION


                                                             Page

  Item   Exhibits and Reports on Form 8-K
  6.

  (a)    Exhibits:

         Exhibit 15  Letter re Unaudited Interim Financial   18
                     Information

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


                             Parker Drilling Company
                             -----------------------
                                    Registrant



Date:  August 10, 2000


                             By: /s/ James J. Davis
                                 -----------------------------------
                                 James J. Davis
                                 Senior Vice President-Finance and
                                 Chief Financial Officer



                             By: /s/ W. Kirk Brassfield
                                 -----------------------------------
                                 W. Kirk Brassfield
                                 Controller and Chief Accounting
                                 Officer


<CAPTION
>

                          INDEX TO EXHIBITS
Exhibit
 Number                      Description
                             -----------

   15    Letter re Unaudited Interim Financial Information

   27    Financial Data Schedule [Edgar Version Only]
