Form 10-Q
period 2000-09-30
PARKER DRILLING CO /DE/
filed 2000-11-14
CIK 76321

----------------------------------------------------------------
----------------------------------------------------------------
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

                  For the quarterly period ended SEPTEMBER 30, 2000
                                                 --------------
                                               OR

   [  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                    ----------------    ----------------

                        Commission file number  1-7573

                           PARKER DRILLING COMPANY
                             -----------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                  73-0618660
  -------------------------------         ----------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

   Parker Building, Eight East Third Street, Tulsa, Oklahoma         74103
   ---------------------------------------------------------         -----
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
                                              Yes  X    No
                                                  ---      ---
     As of October 31, 2000 92,140,706 common shares were outstanding.

-----------------------------------------------------------------
-----------------------------------------------------------------

                         PARKER DRILLING COMPANY

                                  INDEX

                                                                 Page
                                                                  No.
  Part I.  Financial Information

           Consolidated Condensed Balance Sheets (Unaudited)
            September 30, 2000 and December 31, 1999               2

           Consolidated Condensed Statements of Operations
           (Unaudited)
            Three and Nine Months Ended September 30, 2000 and     3
           1999

           Consolidated Condensed Statements of Cash Flows
           (Unaudited)
            Nine Months Ended September 30, 2000 and 1999          4

           Notes to Unaudited Consolidated Condensed
            Financial Statements                                 5 - 9

           Report of Independent Accountants                      10

           Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  11-19


  Part     Other Information
  II.

           Item 6, Exhibits and Reports on Form 8-K               20

           Signatures                                             21

           Exhibit 15, Letter Re Unaudited Interim
            Financial Information                                 23

           Exhibit 27, Financial Data Schedule  [Edgar Version
           Only]




                   PART 1.  FINANCIAL INFORMATION
              PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS
                       (Dollars In Thousands)
                             (Unaudited)
                  ASSETS                    September     December
                                               30,           31,
                  ------                      2000          1999
                                          ------------   ----------
 Current assets:
   Cash and cash equivalents              $117,987       $  45,501
   Other short-term investments                864             777
   Accounts and notes receivable           107,982          75,411
   Rig materials and supplies               15,955          13,766
   Other current assets                      6,953          15,988
                                          ----------     ----------
       Total current assets                249,741         151,443

 Property, plant and equipment less
 accumulated
   depreciation and amortization of
   $473,847
   at September 30, 2000 and $423,514 at
   December 31, 1999                       658,555         661,402

   Goodwill, net of accumulated
   amortization
   of $25,915 at September 30, 2000 and
   $20,304
   At December 31, 1999                    198,479         204,090

 Other noncurrent assets                    51,316          65,808
                                          ----------     ----------
       Total assets                       $1,158,091     $1,082,743
                                          ==========     ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
 Current liabilities:
   Current portion of long-term debt      $  5,124       $   5,054
   Accounts payable and accrued             85,349          58,732
   liabilities
   Accrued income taxes                      6,686           8,323
                                          -----------    ----------
       Total current liabilities            97,159          72,109
                                          ----------     ----------
 Long-term debt                            644,565         648,577
 Deferred income tax                        17,415          28,273
 Other long-term liabilities                 6,341           4,363
 Stockholders' equity:
   Common stock, $.16 2/3 par value         15,269          12,895
   Capital in excess of par value          430,218         343,374
   Comprehensive income-net unrealized
    gain on investments available for
    sale
    (net of taxes of $550 at September
    30,
    2000 and $908 at December 31, 1999).       977           1,613
   Retained earnings (accumulated         (53,853)        (28,461)
   deficit)
                                          ----------     ----------
       Total stockholders' equity          392,611         329,421
                                          ----------     ----------
         Total liabilities and
           stockholders' equity           $1,158,091     $1,082,743
                                          ==========     ==========

   See accompanying notes to consolidated condensed financial statements.

                     PARKER DRILLING COMPANY AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            (Dollars in Thousands Except Per Share Amounts) (Unaudited)
                                     Three Months Ended     Nine Months Ended
                                   ---------------------  ---------------------
                                   Sept. 30,   Sept. 30,  Sept. 30,   Sept. 30,
                                     2000        1999       2000        1999
                                   ---------   ---------  ---------   --------
  Revenues:
   Domestic drilling               $  39,893   $  27,206   $102,198    $ 84,494
   International drilling             49,959      45,868    131,207     143,620
   Rental tools                       11,996       6,978     29,352      20,533
   Other                                   1          28          5         273
                                   ---------   ---------   --------    --------
  Total revenues                     101,849      80,080    262,762     248,920
                                   ---------   ---------   --------    --------
  Operating expenses:
   Domestic drilling                  25,436      26,047     72,173      77,478
   International drilling             35,971      31,719     98,508      98,417
   Rental tools                        3,986       2,801     11,116       8,176
   Other                                 -           836          2         944
   Depreciation and amortization      21,011      20,944     63,040      61,246
   General and administrative          5,492       4,106     14,939      12,301
   Restructuring charges                 -           -          -         3,000
   Provision for reduction in
     carrying value of certain           -         5,357        -        10,607
     assets
                                   ---------   ---------   --------    --------
  Total operating expenses            91,896      91,810    259,778     272,169
                                   ---------   ---------   --------    --------
  Operating income (loss)              9,953     (11,730)     2,984     (23,249)
                                   ---------   ---------   --------    --------
  Other income and (expense):
   Interest expense                  (14,554)    (15,048)   (43,589)    (41,695)
   Interest income                       597         373      2,235       1,042
   Gain on disposition of assets       7,953      34,330      9,901      37,279
   Other income - net                    749        (590)     2,625       1,681
                                   ---------   ---------   --------    --------
  Total other income and (expense)    (5,255)     19,065    (28,828)     (1,693)
                                   ---------   ---------   --------    --------
  Income (loss) before income          4,698       7,335    (25,844)    (24,942)
  taxes
                                   ---------   ---------   --------    --------
  Income tax expense (benefit):
   Current tax expense-foreign         5,032       3,402     10,048       8,521
   Deferred tax (benefit)                700       2,608    (10,500)     (8,919)
                                   ---------   ---------   --------    --------
                                       5,732       6,010       (452)       (398)
                                   ---------   ---------   --------    --------
  Net income (loss)                $  (1,034)  $   1,325   $(25,392)   $(24,544)
                                   =========   =========   =========   ========
  Earnings (loss) per share,
   Basic                           $   (.01)   $     .02   $   (.32)   $   (.32)

   Diluted                         $   (.01)   $     .02   $   (.32)   $   (.32)

                                   --------    ---------   --------   ---------
  Number of common shares used in
   computing earnings per share:
   Basic                           80,258,339 77,227,118 78,438,141 77,102,742

                                   ---------- ---------- ---------- ----------
   Diluted                         80,258,339 77,782,921 78,438,141 77,102,742

                                   ---------- ---------  ---------- ----------
        See accompanying notes to consolidated condensed financial statements.

              PARKER DRILLING COMPANY AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          Increase (Decrease) in Cash and Cash Equivalents
                       (Dollars in Thousands)
                             (Unaudited)
                                                 Nine Months Ended
                                                     September 30,
                                                 ------------------
                                                    2000       1999
                                                --------    --------
Cash flows from operating activities:
  Net income (loss)                            $(25,392)   $(24,544)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
     Depreciation and amortization               63,040      61,246
     Gain on disposition of assets               (9,901)    (37,279)
     Expenses not requiring cash                  3,225       2,746
     Deferred income taxes                      (10,500)     (8,919)
     Provision for reduction in carrying
       value of certain assets                      -        10,607
     Change in operating assets and                 346      17,909
     liabilities
                                               --------    --------

   Net cash provided by operating activities     20,818      21,766
                                               --------   ---------
Cash flows from investing activities:
  Capital expenditures (net of reimbursements
  of
  $13.8 million in 2000 and $49.0 million in    (59,654)    (46,000)
  1999)
  Proceeds from the sale of equipment            10,141      51,862
  Purchase of short-term investments                -          (300)
  Proceeds from sale of investments              16,872         -
  Other-net                                         -           463
                                               --------    --------
  Net cash provided by (used in) investing      (32,641)      6,025
  activities
                                               --------    --------

Cash flows from financing activities:
  Proceeds from issuance of debt                    -        10,252
  Proceeds from common stock offering            87,313         -
  Principal payments under debt obligations      (3,388)    (41,763)
  Other                                             384         (62)

  Net cash provided by (used in)
   financing activities                          84,309     (31,573)

Net change in cash and cash equivalents          72,486      (3,782)

Cash and cash equivalents at beginning of        45,501      24,314
period


Cash and cash equivalents at end of period     $117,987    $ 20,532

Supplemental cash flow information:
  Interest paid                                $ 33,410    $ 34,362
  Taxes paid                                   $ 11,686    $  8,501
Supplemental noncash investing activity:
  Net unrealized loss on investments available
   for sale for the nine-month period ended
   September 30, 2000 (net of taxes of $358)   $    636    $    -
            See  accompanying  notes  to  consolidated  condensed  financial statements.

                  PARKER DRILLING COMPANY AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. General - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of
  (1) the financial position as of September 30, 2000 and December 31, 1999,
  (2) the results of operations for the three and nine months ended September 30, 2000 and 1999, and (3) cash flows for the nine months ended September 30, 2000 and 1999. Results for the nine months ended September 30, 2000 are not necessarily indicative of the results which will be realized for the year ending December 31, 2000. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.

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

NOTES  TO  UNAUDITED CONSOLIDATED CONDENSED FINANCIAL  STATEMENTS
(continued)


2.   Earnings per share -

         RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
       TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)
                                   For the Three Months Ended
                                       September 30, 2000
                                       ------------------
                               Income         Shares      Per-Share
                               (loss)
                             (Numerator)   (Denominator)     Amount
                            -----------    -----------    ----------
 Basic EPS:
 Income (loss) available to
   common stockholders      $(1,034,000)   80,258,339     $   (.01)

 Effect of Dilutive
 Securities:
 Stock options and grants                                                     -

 Diluted EPS:
 Income (loss) available to
    common stockholders +
   assumed conversions      $(1,034,000)   80,258,339     $   (.01)
                            ===========    ===========    ========


                                   For the Nine Months Ended
                                       September 30, 2000
                                       ------------------
                             Income (loss)     Shares     Per-Share
                              (Numerator)  (Denominator)    Amount
                             -----------   ------------   ---------
 Basic EPS:
 Income (loss) available to
   common stockholders      $(25,392,000)   78,438,141    $  (.32)

 Effect of Dilutive
 Securities:
 Stock options and grants                          -

 Diluted EPS:
 Income (loss) available to
    common stockholders +
   assumed conversions      $(25,392,000)   78,438,141    $  (.32)
                            =============   ==========    ========

NOTES  TO  UNAUDITED CONSOLIDATED CONDENSED FINANCIAL  STATEMENTS
(continued)

         RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
      TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)
                                   For the Three Months Ended
                                        September 30, 1999
                              ------------------------------------
                                Income         Shares     Per-Share
                                (loss)
                              (Numerator)  (Denominator)     Amount
                              -----------   -----------   ---------
Basic EPS:
Income (loss) available to
common
  stockholders               $1,325,000    77,227,118     $    .02

Effect of Dilutive
Securities:
Stock options and grants                      555,803

Income (loss) available to
common
  stockholders + assumed
  conversions                $1,325,000    77,782,921     $    .02
                             ===========   ==========     ========

                                    For the Nine Months Ended
                                        September 30, 1999
                               ----------------------------------
                             Income (loss)      Shares       Per-
                                                             Share
                               (Numerator)  (Denominator)    Amount
                              -----------    ------------  --------
Basic EPS:
Income (loss) available to
common
  stockholders               $(24,544,000)   77,102,742     $ (.32)

Effect of Dilutive
Securities:
Stock options and grants                            -

Income (loss) available to
common
  stockholders + assumed
  Conversions                $(24,544,000)   77,102,742     $ (.32)
                             ============    ===========    ======

 The Company has outstanding $175,000,000 of Convertible Subordinated Notes which are convertible into 11,371,020 shares of common stock at $15.39 per share (see note 6). The notes have been outstanding since their issuance in July 1997 but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. For the three and nine months ended September 30, 2000, options to purchase 7,269,250 shares of common stock at prices ranging from $2.25 to $12.1875 were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the respective periods. For the three months ended September 30, 1999, options to purchase 5,319,500 shares of common stock at prices ranging from $4.500 to $12.1875 were outstanding but not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares for the quarter. In addition, for the nine months ended September 30, 1999, options to purchase 7,231,000 shares of common stock at prices ranging from $2.25 to $12.1875 were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss in the period.

NOTES  TO  UNAUDITED CONSOLIDATED CONDENSED FINANCIAL  STATEMENTS
(continued)

3. Business Segments - During the nine months ended September 30, 1999 the Company restructured its worldwide drilling operations into two primary business units, "Domestic Operations" and "International Operations." The primary services the Company provides are as follows: domestic drilling, international drilling and rental tools. Information regarding the Company's operations by industry segment for the three and nine months ended September 30, 2000 and 1999 is as follows (dollars in thousands):

                           Three Months Ended     Nine Months Ended
                           ----------------      -----------------
                         September  September   September September
                            30,        30,         30,       30,
                             2000       1999       2000       1999
                          --------   -------     -------   -------
Revenues:
 Domestic drilling       $ 39,893   $ 27,206    $102,198  $ 84,494
 International             49,959     45,868     131,207   143,620
 drilling
 Rental tools              11,996      6,978      29,352    20,533
 Other                          1         28           5       273
                         --------   --------    --------  --------
Net revenues              101,849     80,080     262,762   248,920
                         --------   --------    --------  --------
Operating income
(loss):
 Domestic drilling          3,821     (9,915)     (1,649)  (24,641)
 International              6,105      7,418       8,475    23,929
 drilling
 Rental tools               5,518      1,901      11,094     5,742
 Other                          1     (1,671)          3    (2,371)
                         --------   --------    --------  --------
 Total operating
 income
   (loss) by segment       15,445     (2,267)     17,923     2,659
   (1)                   --------   --------    --------  --------
 Provision for
 reduction
   in carrying value
   of
   certain assets             -      (5,357)         -     (10,607)
 Restructuring charges        -         -            -      (3,000)
 General and
   Administrative          (5,492)   (4,106)     (14,939)  (12,301)
                         --------   --------    --------  --------
Total operating
 income (loss)              9,953   (11,730)       2,984   (23,249)

Interest expense          (14,554)  (15,048)     (43,589)  (41,695)
Other income (expense)-     9,299    34,113       14,761    40,002
net                      --------   --------    --------  --------
Income (loss) before
 income taxes            $  4,698  $  7,335     $(25,844) $(24,942)
                         ========  =========    ========  ========


   <F1>Total  operating  income  (loss)  by  segment   is   c
   alculated by excluding General and administrative expense, Restructuring charges and Provision for reduction in carrying value of certain assets from Operating income
   (loss),   as   reported  in  the  Consolidated   Condensed
   Statements of Operations.

NOTES  TO  UNAUDITED CONSOLIDATED CONDENSED FINANCIAL  STATEMENTS
(continued)


4. On September 8, 2000 the Company sold one million shares of common stock of Unit Corporation. The Company received net proceeds of $15.0 million resulting in a pre-tax gain of approximately $7.4 million. The one million shares were received by the Company in partial consideration for its sale of the thirteen lower-48 land rigs to Unit Corporation in September 1999.

5. During September 2000, the Company sold 13.8 million shares of common stock pursuant to an effective shelf registration. The Company raised net proceeds of $87.3 million. The net proceeds will be used to acquire, upgrade and refurbish certain offshore and land drilling rigs and for general corporate purposes, including the repayment of debt (see note
  6).

6. Subsequent Event - During October 2000, the Company repurchased on the open market $50.5 million par value of its 5.5% Convertible Notes due 2004 at an average price of 86.11% of par. Net cash outlay for the repurchase of the Convertible Notes was $43.4 million.

               Report of Independent Accountants




To the Board of Directors and Shareholders
Parker Drilling Company

     We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of September 30, 2000 and the related consolidated condensed statements of operations for the three and nine month periods ended September 30, 2000 and 1999 and the consolidated condensed statement of cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


                              By:  /s/ PricewaterhouseCoopers LLP
                              -------------------------------
                              PricewaterhouseCoopers LLP


Tulsa, Oklahoma
October 25, 2000

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements may be made directly in this document, referring to the Company, or may be "incorporated by reference," referring to other documents filed by the Company with the Securities and Exchange Commission. All statements included in this document, other than statements of historical facts, that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future, the outlook for rig utilization and dayrates, general industry conditions including bidding activity, future operating results of the Company's rigs and rental tool operations, future capital expenditures and investments in the acquisition and refurbishment of rigs and equipment, asset sales, repayment of debt, financing activities, expansion and growth opportunities, Year 2000 issues, and other such matters, are forward-looking statements.

      Forward-looking statements are based on certain assumptions and analyses made by the management of the Company in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although management of the Company believes that their assumptions are reasonable based on current information available, they are subject to certain risks and uncertainties, many of which are outside the control of the Company. These risks include worldwide economic and business conditions, fluctuations in the market prices of oil and gas, industry conditions, international trade restrictions and political instability, operating hazards and uninsured risks, governmental regulations and environmental matters, substantial leverage of the Company, seasonality and adverse weather conditions, concentration of customer and supplier relationships, competition in the industry, integration of operations, acquisition strategy, and other similar factors (some of which are discussed in documents referred to in this Form 10-Q.) Because the forward-looking statements are subject to risks and uncertainties, the actual results of operations and actions taken by the Company may differ materially from those expressed or implied by such forward-looking statements.


OUTLOOK AND OVERVIEW
--------------------

      The $25.4 million net loss for the nine months ended September 30, 2000 reflects the continued weakness in the Company's international drilling markets. The Company's international drilling markets have been slow to react to the increase in crude oil prices over the past year. In addition, due to several occurrences of community unrest in Nigeria, the Company's four barge rigs were on reduced standby rates for extended periods during the first six months of the current year. As a result, the Company's international rig utilization has remained low, negatively impacting net income during the nine months ended September 30, 2000. Offsetting this, the Company experienced a significant increase in activity during the second and third quarters in its domestic operations, with rig utilization increasing from 60% to approximately 75% and dayrates for the seven jackup rigs increasing an average of 37% from the first quarter of 2000 to the third quarter. The company's rental tool segment, Quail Tools, experienced record revenues and operating profit during the third quarter as Quail Tools took advantage of the increased activity in the Gulf of Mexico.

---------------------

      Due mainly to the tightness in supply of natural gas from domestic production, the Company anticipates that domestic drilling activity will remain robust through the remainder of 2000 and into 2001. This will benefit the Company's domestic offshore drilling operations and Quail Tools. Since June 2000 all four barge rigs in Nigeria worked more consistently at full dayrates. In addition, the Company is experiencing increased activity for land rigs in Kazakhstan and Latin America, and to a modest extent in the Asia Pacific region. In spite of the strong improvements in domestic markets and the encouraging signs of a turnaround in international land and offshore markets, management anticipates that the Company will incur a small loss for the remainder of the current year. Management believes that cash on hand, cash provided by operations and funds available under the Company's $50.0 million revolving credit facility will be adequate to meet working capital needs, including maintenance and project capital expenditures. During September 2000 the Company sold 13.8 million shares of common stock pursuant to an effective shelf registration. The Company raised net proceeds of $87.3 which will be used to acquire, upgrade and refurbish certain offshore and land drilling rigs and equipment and for general corporate purposes, including the repayment of debt. In October 2000, the Company repurchased on the open market $50.5 million par value of its 5.5% Convertible Notes due 2004 at an average price of 86.11% of par.


Three  Months Ended September 30, 2000 Compared with Three Months
Ended September 30, 1999
-----------------------------------------------------------

      The Company recorded a net loss of $1.0 million for the three months ended September 30, 2000 compared to a net income of $1.3 million for the three months ended September 30, 1999. The current quarter was positively impacted by a pre-tax gain of $7.4 million on the sale of 1.0 million shares of Unit Corporation common stock received as partial consideration for its sale of thirteen lower-48 land rigs in September 1999. The 1999 third quarter was positively impacted by a pre-tax gain of approximately $35.8 million from the sale of thirteen lower-48 land rigs. This 1999 gain was partially offset by a $5.4 million provision for reduction in the carrying value of certain assets, including the impairment of certain assets and various provisions for doubtful accounts.

      The Company's revenues increased $21.8 million to $101.9 million in the current quarter as compared to the third quarter of 1999. Domestic drilling revenues increased $12.7 million to $39.9 million. Domestic offshore drilling revenues increased $18.1 million due primarily to increased utilization in the barge and jackup drilling rigs and a significant increase in dayrates for the jackup drilling rigs. Utilization for the 22 barge rigs increased from approximately 52% during the third quarter of 1999 to approximately 80% during the current quarter. Utilization for the seven jackup drilling rigs increased from approximately 44% during the third quarter of 1999 to approximately 85% for the current quarter. In addition average dayrates for the jackup drilling rigs increased 53% to approximately $24.3 thousand per day when compared to the third quarter of 1999.

      International drilling revenues increased $4.1 million to $50.0 million in the current quarter as compared to the third quarter of 1999. International land drilling revenues increased $.3 million while international offshore drilling revenues increased $3.8 million. International land drilling was positively impacted by a $5.1 million increase in the Frontier areas, which includes Kazakhstan, Russia, Africa and the Middle East, offset by decreases of $2.5 million in Latin America and $2.3 million in Asia Pacific. The $5.1 million increase in the Frontier areas is primarily attributed to increased rig activity in Kazakhstan and a one-well drilling contract in Madagascar during the current

---------------------

quarter. The decrease in Latin America was due primarily to the completion of a contract in Ecuador during the second quarter of 2000. Decreased revenues in Asia Pacific are primarily due to the completion of a one-well drilling contract in Vietnam during the third quarter of 1999 and reduced utilization in Papua New Guinea.

      The increase of $3.8 million in international offshore drilling revenues was due primarily to revenues generated by barge Rig 257 in the Caspian Sea and barge Rig 75 in Nigeria. Barge Rig 257, which commenced drilling in the third quarter of 1999, contributed $6.1 million of revenues during the current quarter as compared to $3.6 million during the third quarter of 1999. During the first and second quarters of 2000, several episodes of community unrest in Nigeria disrupted normal operations of the four barge rigs in Nigeria, leaving three of the four barge rigs on reduced standby rates throughout most of this period. During the third quarter of 2000 conditions improved allowing all four barge rigs to resume normal operations at full dayrates other than for brief periods of time. As a result, revenues increased $4.1 million during the current quarter as compared to 1999. Increased revenue in the Caspian Sea and Nigeria were partially offset by the completion of barge Rig 76 contract in Venezuela during the third quarter of 1999. Barge Rig 76 generated revenues of $2.8 million during the prior year quarter and has been relocated to the Gulf of Mexico market.

      Rental tool revenues increased $5.0 million due to the increased level of drilling activity in the Gulf of Mexico and the opening in May 2000 of a new rental tool facility in Odessa, Texas to service the West Texas drilling market. The increase in revenues consists of $2.4 million from the New Iberia, Louisiana operations, $1.8 million from the Victoria, Texas operations and $.8 million from the new Odessa, Texas operations.

      Profit margins (revenues less direct operating expenses, excluding depreciation) of $36.5 million in the current quarter reflect an increase of $17.8 million from the $18.7 million recorded during the three months ended September 30, 1999. The domestic and international drilling segments recorded profit margin percentages (profit margin as a percent of revenues) of 36.2% and 28.0% in the current quarter, respectively, as compared to 4.3% and 30.8% in the third quarter of 1999. Domestic profit margins increased $13.3 million. Domestic drilling profit margins were positively impacted during the current quarter, by increased utilization in the Gulf of Mexico, particularly from the barge rigs and the jackup rigs. In addition, average dayrates for the jackup rigs increased approximately 53% during the current quarter when compared to the third quarter of 1999. Offsetting the increased domestic offshore profit margins was the sale of all thirteen lower-48 domestic land rigs during the third quarter of 1999, which contributed $.7 million of profit margin during the third quarter of 1999. The remaining domestic land rig, located in Alaska, has been stacked since March 1999.

      International drilling profit margins declined $.2 million to $14.0 million in the current quarter as compared to the third quarter of 1999. International land drilling profit margins declined $.1 million to $8.0 million during the current quarter as revenues and costs were comparable between the two periods. The offshore segment of international drilling profit margins declined $.1 million to $5.9 million in the current quarter. Profit margin percentages decreased from 40% during the third quarter of 1999 to 31% during the current quarter. The decline in profit margin is primarily

---------------------

attributable to the aforementioned community unrest in Nigeria that resulted in reduced dayrates through the beginning of the third quarter of 2000. Specifically, Rig 74 had 19 days of no revenues which adversely impacted the profit margin. Currently all four barge rigs are maintaining normal operations at full drilling dayrates.

      Rental tool profit margins increased $3.8 million to $8.0 million during the current quarter as compared to the third quarter of 1999. Profit margins increased due to an increase in revenues during the current quarter and a significant increase in profit margin percentage which was 67% during the current quarter as compared to 60% for the third quarter of 1999.

      Depreciation and amortization expense was $21.0 million in the current quarter and the comparable quarter of 1999.

      Interest expense decreased $.5 million due to the reduction of the $40.0 million outstanding balance of the $75.0 million revolving credit facility which was repaid in full with the proceeds from the sale of the lower-48 land rigs on September 30, 1999. Gain on disposition of assets decreased $26.4 million during the current quarter when compared to the third quarter of 1999. On September 30, 1999 the Company sold its thirteen lower-48 land rigs to Unit Corporation for $40.0 million cash plus one million shares of Unit Corporation common stock. The Company recognized a pre-tax gain of $35.8 million during the third quarter of 1999. During the third quarter of 2000 the Company sold its one million shares of Unit Corporation common stock and recognized a pre-tax gain of $7.4 million.

      Income tax expense consists of foreign tax expense and deferred tax expense. Higher third quarter foreign revenues have resulted in an increase in foreign tax expense when comparing the two periods. The deferred tax expense is due to the pre-tax income generated during the current quarter.

---------------------

Nine  Months  Ended September 30, 2000 Compared with Nine  Months
Ended September 30, 1999
---------------------------------------------------------

      The Company recorded a net loss of $25.4 million for the nine months ended September 30, 2000 compared to a net loss of $24.5 million recorded for the nine months ended September 30, 1999.

      The Company's revenues increased $13.8 million to $262.8 million in the current nine-month period as compared to the nine months ended September 30, 1999. Domestic drilling revenues increased $17.7 million to $102.2 million. Domestic offshore drilling revenues increased $34.0 million due primarily to increased utilization for the drilling barge rigs and increased utilization and dayrates for the jackup rigs. Domestic land drilling revenues decreased $16.3 million due to the sale of the Company's thirteen lower-48 land rigs on September 30, 1999. The Company's one remaining domestic land rig, located in Alaska, was stacked throughout the current period and was operating during part of the comparable period in 1999.

      International drilling revenues declined $12.4 million to $131.2 million in the current period as compared to the nine months ended September 30, 1999. International land drilling revenues decreased $22.7 million while international offshore drilling revenues increased $10.3 million. Primarily responsible for the international land drilling revenues decrease was the Latin America region, which decreased $16.9 million. This decrease is attributed to reduced rig utilization in Colombia, Bolivia and Peru. In addition, land drilling revenues decreased $11.6 million in the Asia Pacific region due to completion of a one-well drilling contract in Vietnam, that ended during the third quarter of 1999, and reduced utilization in Papua New Guinea. Revenues in the Frontier area, which includes Russia, Kazakhstan, Africa and the Middle East, increased $5.8 million during the current period as compared to the nine months ended September 30, 1999. This increase is primarily attributed to short-term drilling contracts during the current year in
Madagascar, Nigeria (land contract) and a labor contract in Kuwait. As of September 30, 2000, these contracts have been completed.

      The increase of $10.3 million in international offshore drilling revenues was due primarily to barge Rig 257 in the Caspian Sea and barge Rig 75 in Nigeria. Barge Rig 257, which commenced drilling in September of 1999, contributed $18.6 million of revenues during the nine months ended September 30, 2000, an increase of $15.0 million, despite being on a reduced dayrate for approximately five weeks during the period due to winter conditions. With the addition of barge Rig 75 during the third quarter of 1999, the Company has four barge rigs in the Nigerian offshore market. Due to several episodes of community unrest, three of the four barge rigs were on standby status during most of the first six months of the current year, while one rig, barge Rig 74, operated for approximately three and a half months. Despite the reduced revenues earned while on standby, Nigerian offshore revenues increased $6.1 million to $32.0 million during the current period. The increase is due to revenues earned by the new barge Rig 75 and the start-up of drilling operations on Rig 74 which was on standby status in the comparable period of 1999. Since July 2000 drilling operations on the Nigerian barge rigs have resumed at full dayrates. Offsetting the increased revenues in the Caspian Sea and Nigeria was a $10.8 million decrease in international offshore revenues due to the completion of a barge contract in Venezuela during the third quarter of 1999.

---------------------

      Rental tool revenues increased $8.8 million due to the increased level of drilling activity in the Gulf of Mexico. Contributing to this increase was the New Iberia, Louisiana operation in the amount of $4.7 million, $3.1 million from the Victoria, Texas operation and $1.0 million from the new Odessa, Texas operation which commenced operations in May 2000.

      Profit margins (revenues less direct operating expenses, excluding depreciation) of $81.0 million in the current period reflect an increase of $17.1 million from the $63.9 million recorded during the nine months ended September 30, 1999. The domestic and international drilling segments recorded profit margin percentages (profit margin as a percent of revenues) of 29.4% and 25.0%, respectively, in the current period, as compared to 8.3% and 31.5% in the comparable period of 1999. Domestically, profit margins increased $23.0 million. Domestic drilling profit margins were positively impacted during the current period by increasing utilization in the Gulf of Mexico from the barge rigs and from the jackup rigs. In addition, average dayrates for the jackup rigs increased approximately 33% during the current period when compared to the nine months ended September 30, 1999. Offsetting the increased domestic offshore profit margins was the sale of all thirteen lower-48 domestic land rigs during the third quarter of 1999. During the nine months ended September 30, 1999 these lower-48 land rigs contributed profit margins of $1.7 million. In addition, the remaining domestic land rig, located in Alaska, has been stacked since March 1999.

     International drilling profit margins declined $12.5 million to $32.7 million during the nine months ended September 30, 2000 as compared to the comparable period of 1999. International land drilling profit margins declined $9.3 million to $19.8 million during the current period primarily due to lower utilization in the Company's land drilling operations as previously discussed. The international offshore drilling profit margins declined $3.2 million to $12.9 million in the current period as compared to the nine months ended September 30, 1999. This decrease is primarily attributed to the four barge rigs in Nigeria on standby status during most of the current period due to several episodes of community unrest. Drilling operations at full dayrates resumed during July 2000.

      Rental tool profit margins increased $5.9 million to $18.2 million during the current period as compared to the nine months ended September 30, 1999. Profit margins increased primarily due to the $8.8 million increase in revenue during the current period. Profit margin percentage increased during the current period to 62.1% from 60.2% for the comparable period of 1999.

     Depreciation and amortization expense increased $1.8 million to $63.0 million in the current period. Depreciation expense recorded in connection with 1998/1999 capital additions, principally barge Rig 257 and barge Rig 75, was the primary reason for the increase.

      Interest expense increased $1.9 million due to $3.0 million in interest being capitalized to construction projects during the nine months ended September 30, 1999. Gain on disposition of assets decreased $27.4 million to $9.9 million for the current nine-month period. On September 30, 1999 the Company sold its lower-48 land rigs to Unit Corporation for $40.0 million cash plus one million shares of Unit Corporation common stock. The Company recognized a pre-tax gain of $35.8 million during the third quarter of 1999. During September of 2000, the Company sold its one million shares of Unit Corporation common stock and recognized a pre-tax gain of $7.4 million.

---------------------

      Income tax expense consists of foreign tax expense and deferred tax benefit. The deferred tax benefit is due to the net loss incurred during the nine months ended September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      As of September 30, 2000, the Company had cash, cash equivalents and other short-term investments of $118.9 million, an increase of $72.6 million from December 31, 1999. The primary sources of cash for the nine-month period as reflected on the Consolidated Statement of Cash Flows were $87.3 million proceeds from the sale of 13.8 million shares of the Company's common stock in September 2000, $10.1 million from the disposition of equipment, $16.9 proceeds from the sale of investments including the $15.0 million proceeds received from the disposition of 1.0 million shares of Unit Corporation common stock, reimbursements approximating $13.8 million from the operator to offset a portion of the expenditures to modify Rig 257 for service in the Caspian Sea and $20.8 million provided by operating activities.

      The primary uses of cash for the nine-month period ended September 30, 2000 were $59.7 million for capital expenditures (net of reimbursements) and $3.4 million for repayment of debt. Major projects included the completion of modifications on Rig 249 and commencement of construction on Rig 258. Rig 249 and Rig 258 are currently under contract to perform drilling services in Kazakhstan, Rig 249 began drilling in October 2000 and Rig 258 is anticipated to begin drilling in early 2001.

      During October 2000, the Company repurchased on the open market $50.5 million par value of its 5.5% Convertible Notes due
2004 at an average price of 86.11% of par. Net cash paid for the repurchase was $43.4 million.

      To finance the Company's 1996 and 1997 acquisitions and the significant capital expenditures made in 1998 and 1999, the Company has issued various debt instruments. The Company has total long-term debt, including the current portion, of $649.7 million as of September 30, 2000. The Company entered into a $50.0 million revolving credit facility with a group of banks led by Bank of America on October 22, 1999. This facility is available for working capital requirements, general corporate purposes and to support letters of credit. The revolver is collateralized by accounts receivable, inventory and certain barge rigs located in the Gulf of Mexico. The facility contains customary affirmative and negative covenants. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80% of eligible receivables plus 50% of supplies in inventory. Currently, the borrowing base is $50.0 million of which none has been drawn down but $11.7 million of availability has been used to support letters of credit that have been issued. The revolver terminates on October 22, 2003. On October 7, 1999 a subsidiary of the Company entered into a loan agreement with Boeing Capital Corporation for refinancing the construction costs of Rig 75. The loan of $24.8 million plus interest is to be repaid in 60 monthly payments of $0.5 million. The loan is collateralized by Rig 75 and is guaranteed by the Parent.

-------------------------------

     The Company anticipates that working capital needs and funds required for capital spending in 2000 will be met from existing cash, other short-term investments, cash provided by operations, and, if necessary, funds available under the Company's revolving credit facility. The Company anticipates cash requirements for the year 2000 capital spending will be approximately $95.0 million, net of reimbursements. Should new opportunities requiring additional capital arise, the Company may utilize the revolving credit facility. In addition, the Company may seek project financing or equity participation from outside alliance partners or customers. The Company cannot predict whether such financing or equity participation would be available on terms acceptable to the Company.

OTHER MATTERS
-------------

Indonesian Operations
---------------------

      During 1995-1998, the Company provided management, certain equipment, technical assistance and training support to an Indonesian-owned drilling contractor that was performing geothermal drilling services for two operators in connection with the construction of geothermal power plants in Indonesia. Because these operators did not pay the drilling contractor for a considerable portion of the services provided, the drilling contractor was unable to pay the Company. The Indonesian drilling contractor initiated two arbitration proceedings in late 1998 to collect these delinquent payments. The arbitration panels awarded the contractor a total of approximately $ 9.2 million, including interest, which continues to accrue. The Indonesian drilling contractor has advised the Company it will vigorously pursue collection of the awards. The Company believes that resolution of this matter will not have a material adverse effect on the Company's results of operations or financial position.

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


                              Parker Drilling Company
                              -----------------------
                                    Registrant



Date:  November 14, 2000


                              By:   /s/ James J. Davis
                                    -----------------------------
                                    James J. Davis
                                    Senior Vice President-Finance
                                    and
                                    Chief Financial Officer



                              By:   /s/ W. Kirk Brassfield
                                    -----------------------------
                                    W. Kirk Brassfield
                                    Controller and Chief
                                    Accounting Officer




                          INDEX TO EXHIBITS
Exhibit
Number                       Description
                             -----------

  15    Letter re Unaudited Interim Financial Information

  27    Financial Data Schedule [Edgar Version Only]

