Form 10-K
period 2000-12-31
PARKER DRILLING CO /DE/
filed 2001-03-22
CIK 76321

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    FORM 10-K
                             -----------------------

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                             -----------------
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from        to
                                                       ------     ------

                          Commission file number 1-7573

                             PARKER DRILLING COMPANY
                             -----------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             73-0618660
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

Parker Building, Eight East Third Street, Tulsa, Oklahoma        74103
---------------------------------------------------------        -----
     (Address of principal executive offices)                  (zip code)

        Registrant's telephone number, including area code (918) 585-8221
        -----------------------------------------------------------------

Securities registered pursuant                   Name of each exchange on which
to Section 12(b) of the Act:                     registered:
Common Stock, par value $.16 2/3 per share       New York Stock Exchange, Inc.
------------------------------------------       ------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                 ---      ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 31, 2001, 91,730,183 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was $497.7 million.
--------------------------------------------------------------------------------

                             PARKER DRILLING COMPANY

                                TABLE OF CONTENTS



                                                                              Page No.

                                     PART I

Item  1.    Business                                                             1
Item  2.    Properties                                                          13
Item  3.    Legal Proceedings                                                   19
Item  4.    Submission of Matters to a Vote of Security Holders                 19
Item  4a.   Executive Officers                                                  20

                                     PART II

Item  5.    Market for Registrant's Common Stock and
              Related Stockholder Matter                                        22
Item  6.    Selected Financial Data                                             23
Item  7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                               24
Item  8.    Financial Statements and Supplementary Data                         35
Item  9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                               73

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant                  73
Item 11.    Executive Compensation                                              73
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                                    73
Item 13.    Certain Relationships and Related Transactions                      73

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedule and
              Reports on Form 8-K                                               75
            Signatures                                                          80

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

     Forward-looking statements are based on certain assumptions and analyses made by the management of the Company in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although management of the Company believes that its assumptions are reasonable based on current information available, they are subject to certain risks and uncertainties, many of which are outside the control of the Company. These risks and uncertainties include worldwide economic and business conditions, fluctuations in the market prices of oil and gas, the timing and extent of current or anticipated drilling market conditions, level of spending by oil and gas operators, government regulations and environmental matters, international trade restrictions and political instability, operating hazards and uninsured risks, substantial leverage, seasonality and adverse weather conditions, concentration of customer and supplier relationships, capital expenditure overruns and delays on rig upgrade and refurbishment projects, competition, integration of operations, successful execution of acquisition strategies and other similar factors (some of which are discussed in documents incorporated by reference). Because the forward-looking statements are subject to these risks and uncertainties, the actual results of operations and actions taken by the Company may differ materially from those expressed or implied by such forward-looking statements. Each forward-looking statement speaks only as of the date of this Form 10-K, and the Company undertakes no obligation to publicly update or revise any forward-looking statement.


                                     PART I
Item 1. BUSINESS

                               GENERAL DEVELOPMENT

     Parker Drilling Company was incorporated in the state of Oklahoma in 1954 after having been established in 1934 by its founder, Gifford C. Parker. The founder was the father of Robert L. Parker, chairman and a principal stockholder, and the grandfather of Robert L. Parker Jr., president and chief executive officer. In March 1976, the state of incorporation of the Company was changed to Delaware through the merger of the Oklahoma corporation into its wholly-owned subsidiary Parker Drilling Company, a Delaware corporation. Unless otherwise indicated, the term "Company" refers to Parker Drilling Company together with its subsidiaries and "Parker Drilling" refers solely to the parent, Parker Drilling Company.

     The Company is a leading worldwide provider of contract drilling and drilling related services, operating in the coastal and transition zones of the Gulf of Mexico and Nigeria, in the offshore waters of the Gulf of Mexico and the Caspian Sea, and on land in international oil and gas producing regions. Historically, the Company operated exclusively on land, specializing in deep, difficult wells and drilling in remote areas. In the last four years, the Company diversified into the offshore drilling business through the acquisition of Mallard Bay Drilling, Inc. ("Mallard"), and Hercules Offshore Corp. and Hercules Rig Corp. (collectively, "Hercules") and the rental tool business through the acquisition of Quail Tools, Inc. ("Quail"). In 1999, the Company sold 26 land rigs, pursuant to the Company's strategic plan to focus on offshore and international land markets where margins are generally higher. Included were 13 lower-48 U.S. land rigs sold in September 1999 and 11 Argentina land rigs (previously classified as assets held for disposition) sold during the fourth quarter of 1999. In 2000, the Company sold its last U.S. land rig that was located in Alaska.

     The Company's current rig fleet consists of 27 barge drilling and workover rigs, seven offshore jackup rigs, four offshore platform rigs and 47 land rigs. The Company's barge drilling and workover rig fleet is dedicated to transition zone waters, which are generally defined as coastal waters having depths from 5 to 25 feet. The Company's offshore jackup and platform rig fleets currently operate in the Gulf of Mexico market. The Company's land rig fleet generally consists of premium and specialized deep drilling rigs, with 37 of its 40 marketed land rigs capable of drilling to depths of 15,000 feet or greater. The diversity of the Company's rig fleet, both in terms of geographic location and asset class, enables the Company to provide a broad range of services to oil and gas operators around the world.

     The oilfield service industry experienced a significant increase in activity in the year 2000. This increase was the result of an increase in oil and gas exploration activity by major and independent oil and gas operators, particularly in North American land markets and the Gulf of Mexico, in response to significantly higher prices for crude oil and natural gas and an increase in demand for natural gas in the U.S. As a result, the U.S. oilfield service industry experienced a significant improvement in both land and offshore rig utilization and in rig dayrates. This improvement in industry conditions followed a two-year period which saw crude oil and natural gas prices fall to near-record low levels due to an oversupply of crude oil in world markets, reduced demand for crude oil in developing countries, particularly southeast Asia, and a succession of unusually warm winters in Europe and North America. During this time, oil and gas operators reduced their spending significantly which adversely affected the level of oilfield activity, and in turn, the revenues of most companies in the oilfield service industry. Management is unable to predict the duration of present market conditions, but based on a continuation of current high commodity prices and spending by oil and gas operators, particularly in the Company's Gulf of Mexico markets, management is encouraged about prospects for 2001.

     While the level of U.S. oil and gas operators' spending increased sharply in the year 2000 for the reasons noted above, spending, and hence, oilfield service activity has lagged in international markets. We believe this is attributable to uncertainty regarding the stability of crude oil prices and the restructuring of oil and gas operators due to mergers. Only recently has the Company experienced an increase in bid inquiries and contracts in its core international land markets.


TRANSITION ZONE OPERATIONS

     The Company provides contract drilling services in the transition zones which are coastal waters including lakes, bays, rivers, and marshes, of the Gulf of Mexico, the Caspian Sea and Nigeria, where barge rigs are the primary source of drilling and workover services. Barge rigs are mobile drilling and workover vessels that are built to work in 5 to 25 feet of water. These barge rigs are towed by tugboats to the drill site with the derrick laid down. The derrick, also known as a mast structure, is a framework for hoisting and lowering equipment over a borehole. When the barge reaches the drilling location, the hull is submerged until it rests on the bottom which stabilizes the rig for drilling operations. The derrick is then raised and drilling or workover operations are conducted with the barge in this position.

U.S. Barge Drilling and Workover

     The Company's U.S. market for its barge drilling rigs is the transition zones of the Gulf of Mexico, primarily in Louisiana and, to a lesser extent, Alabama and Texas, where conventional jackup rigs are unable to operate. This area historically has been the world's largest market for shallow water barge drilling. The Company has a significant presence in this market, with 22 drilling and workover barges.

     The barge market in the transition zones of the Gulf of Mexico has undergone significant attrition and consolidation in recent years, with the number of drilling rigs declining from over 120 in the early 1980s to approximately 95 today, and the number of competitors decreasing over the same period from more than 30 to only two significant contractors. During 1997 and early 1998, drilling and workover activity increased significantly in the Gulf of Mexico transition zones, spurred by the increased use of 3-D seismic technology, higher natural gas prices, and the settlement of a royalty dispute between the State of Louisiana and a major oil and gas exploration company. However, conditions in this market softened considerably in mid-1998 through 1999. Drilling barge utilization began to increase during the second quarter of 2000, and averaged approximately 92% in 2000. By late 2000, drilling barge dayrates had risen above the levels reached in the 1997-98 period. Utilization and dayrates in the workover barge market have rebounded, but not to the degree of drilling barges.

International Barge Drilling

     The Company has focused its international barge drilling efforts in the transition zones of West Africa and the Caspian Sea. International markets have historically been more attractive due to the availability of long-term contracts and the opportunity to earn dayrates higher than U.S. rates.

     The Company is the leading provider of barge rigs in Nigeria, with four of the eight rigs in this market. The Company has operated in Nigeria since acquiring Mallard in 1996, with Mallard having operated in the country since 1991. The Company's barge rigs operate under long-term contracts, generally three or more years in duration. Upon expiration, the contracts have typically been renewed with the then-current operator. The local community problems that plagued the area in late 1999 and early 2000 abated in the third and fourth quarters of 2000 resulting in utilization at 100 percent in the fourth quarter of 2000. When operations are suspended, the Company has generally received a standby dayrate from the operator, and in the case of one barge rig in 2000 that sustained damage, loss-of-hire insurance proceeds.

     In 1999, the Company completed modification of a state-of-the-art barge rig for drilling activities in the Caspian Sea. The barge rig is under contract to a consortium of international operators for a three-year initial term with seven one-year options. The rig was specially designed with a closed-loop cuttings processing system, high-standard safety systems, and other specialized functions to withstand the harsh climate conditions of the north Caspian Sea. The rig commenced drilling activities during September 1999. In 2000, the rig finished work on the first exploration well, the Kashagan East, and moved to the second well, the Kashagan West.

OFFSHORE OPERATIONS

Jackup Drilling

     The Company has seven shallow water jackup rigs that are mobile, self-elevating drilling and workover units equipped with legs that can be lowered to the ocean floor until a foundation is established to support the hull, which contains the drilling equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. Five of the rigs are cantilever design, a feature that permits the drilling floor to be extended out from the hull, allowing drilling and workover operations to be performed over existing platforms. Jackup rigs with the cantilever feature historically have achieved higher dayrates and utilization levels. The other two rigs are slot-type design configured for the drilling operations to take place through a keyway in the hull. These two rigs have the added capability of operating in shallow water to a depth less than ten feet. Four of the seven jackup rigs are mat-supported rigs and three are independent leg rigs.

     Shallow water jackup rig utilization and dayrates in the Gulf of Mexico declined to historically low levels in 1999. In 2000, however, utilization increased steadily throughout the year as oil and gas operators increased their spending in response to higher demand for natural gas and higher natural gas prices. Utilization of the Company's jackup rig fleet averaged approximately 86 percent during 2000. Utilization was affected due to one rig being out of service for six months to undergo inspection and repairs.

Platform Drilling

     The Company's fleet of platform rigs consists of four modular self-erecting rigs. These platform rigs consist of drilling equipment and machinery arranged in modular packages that are transported to and self-erected on fixed offshore platforms owned by oil companies. The Company believes that the modular self-erecting design of the platform rigs provides a competitive advantage due to lower mobilization and erection costs and smaller "footprint."


LAND OPERATIONS

General

     The Company's land drilling operations specialize in the drilling of difficult wells, often in remote and harsh environments. Since beginning operations in 1934, the Company has operated in 53 foreign countries and throughout the United States, making it one of the most geographically diverse land drilling contractors in the world. In 2000 the Company sold its last U.S. land rig, thus exiting the U.S. land rig market.

International Operations

     The Company's international land drilling operations have focused primarily in Latin America, the Asia Pacific region and the republics of the former Soviet Union. Because many international drilling locations are inaccessible by traditional land methods as in jungles, swamps and mountainsides, the Company pioneered the heli-rig concept, whereby a lightweight-design drilling rig is transported by helicopter or all-terrain vehicle. The Company traditionally has been a pioneer in frontier areas and is currently working in China, Russia and Kazakhstan.

     International utilization is currently lagging the recent increase in U.S. activity. Management is optimistic that the demand for drilling services in international land markets will rebound as worldwide demand for oil and gas increases and countries dependent on oil and gas revenues seek to increase their production. The Company has recently entered into several new contracts and has seen an increase in bid requests that the Company believes will result in increased land rig activity in 2001. Management is unable to predict the timing or extent that international land drilling markets will rebound. During the year 2000, the Company's international land rig utilization averaged 35 percent.

    International markets differ from the U.S. market in terms of competition, nature of customers, equipment and experience requirements. The majority of international drilling markets have the following characteristics: (i) a small number of competitors; (ii) customers who typically are major, large independent or foreign national oil companies; (iii) drilling programs in remote locations requiring drilling equipment with a large inventory of spare parts and other ancillary equipment; and (iv) drilling of difficult wells requiring considerable experience.

     Latin America. The Company has 21 land rigs (18 marketed and three cold stacked) located in the Latin American drilling markets of Colombia, Peru and Bolivia. Most of the Company's rigs have been upgraded to meet the demands of remote and difficult drilling in these areas.

     Asia Pacific/Middle East/Africa. The Company has 18 land rigs (14 marketed and four cold stacked) located in the Asia Pacific, Middle East and Africa drilling markets. Included are nine helicopter transportable rigs located in this region due to the remoteness of the mountainside and jungle drilling required to meet customer demand. The Asia Pacific market has been adversely affected by political and economic instability. The Company experienced weakening demand for its services in certain Asia Pacific markets in 1998 and 1999, notably Indonesia and Papua New Guinea, and did not recover in 2000.

     Former Soviet Union. Eight of the Company's rigs are currently located in the oil and gas producing regions of the former Soviet Union. After becoming the first Western drilling contractor to enter the Russian drilling market in 1991, few major oil company projects progressed during the remainder of the 1990's. As a result, in 1999 the Company relocated all four of its drilling rigs from Russia to Kazakhstan. In 2000, the Company re-entered the Russian market with one rig contracted to work in the Kharyaga field in Russia on a multi-well contract. In addition, the Company manages one platform rig in the waters off the coast of Sakhalin Island under a project management contract.

     As anticipated, the agreement regarding the pipeline to be built to transport crude oil production from the Tengiz field in Kazakhstan has increased exploration efforts in this region. In addition to operating the Company's own rigs, the Company was awarded a five-year alliance contract in 1997 by the operator of the Tengiz field in Kazakhstan to operate and maintain its rigs, provide expatriate and local drilling crews and manage its warehouse, drilling base and mobile equipment fleet. A recent amendment to the alliance contract has resulted in the addition of two land rigs which have been substantially modified for service in the Tengiz field under a five-year contract. The first rig commenced drilling in October 2000, and the second is anticipated to commence operations in March 2001. By the end of 2001, the Company anticipates operating nine land rigs in Kazakhstan.

U.S. Operations

    In 1999 the Company sold its 13 remaining U.S. lower-48 land rigs to Unit Corporation for $40.0 million cash plus one million shares of Unit common stock. In September 2000, the Company sold these shares for net proceeds of $15.0 million. In November 2000, the Company sold its last U.S. land rig, which had been stacked in Alaska for approximately two years, for $20.0 million cash.

Specialty Services

     Arctic Drilling. The Company has been one of the pioneers in arctic drilling conditions and has developed technology to meet the demand for increased drilling in an ecologically sensitive manner. Although originally developed for the North Slope of Alaska, these technological developments and the Company's general expertise in arctic drilling are assets to the Company in marketing its services to operators in international markets with similar environmental considerations.

     Project Management. The Company has been active in managing drilling rigs owned by third parties, generally oil companies, that prefer to own the rig equipment but do not have the technical expertise or labor resources to operate the rig. During the year 2000, the Company operated nine project management contracts in six countries.

RENTAL TOOLS

     Quail Tools, based in New Iberia, Louisiana, is a provider of premium rental tools used for land and offshore oil and gas drilling and workover activities. Approximately 65 percent of Quail's equipment is utilized in offshore and coastal water operations. Since its inception in 1978, Quail's principal customers have been major and independent oil and gas exploration and production companies.

     Quail rents specialized equipment utilized in well drilling, production and workover applications. Quail offers a full line of drill pipe, drill collars, tubing, high- and low-pressure blowout preventers, choke manifolds, casing scrapers, and junk and cement mills. During 1997, Quail entered into a contract with a major oil company to be its preferred provider of rental tools to the land and offshore Texas markets and built a facility in Victoria, Texas, to service this customer and others in the area. In 2000 Quail expanded operations to include a facility in Odessa, Texas. Both Texas locations help Quail to better service the increasing demand for tools in that region. Approximately 40 percent of Quail's revenues are realized from rentals for workover activities.

     During the latter part of 1998 and through 1999, rental tool activity in the Gulf of Mexico and Gulf Coast region declined due to the reduction in oilfield services activity. Rental tool activity has rebounded since mid-1999 with the increase in crude oil and natural gas prices, and Quail achieved record revenues and cash flow in the year 2000.

     Quail derives equipment rental revenues primarily from the daily rental charges for its tools, pipe, and related equipment and, to a lesser extent, by charging customers for ancillary parts and repairs, transportation of the rental items to the customer's location, inspection of rental items as specified by the customer, items it sub-rents from other rental tool companies, the disposal of waste removed from the rental items after their use, and the cost of rental items lost or damaged beyond repair. The operating costs associated with Quail's rentals consist primarily of expenses associated with depreciation, transportation, inspection, maintenance, repair and related direct overhead.


COMPETITION

     The contract drilling industry is a competitive and cyclical business characterized by high capital and, in recent times, difficulty in finding and retaining qualified field personnel.

     The industry downturn that occurred during the latter half of 1998 and through 1999 increased competition, resulting in lower dayrates and reduced utilization. In the Gulf of Mexico barge drilling and workover markets the Company competes with only one major competitor, R & B Falcon, now Transocean Sedco Forex. In the jackup market, there are numerous U.S. offshore contractors. In international land markets, the Company competes with a number of international drilling contractors but also with smaller local contractors in certain markets. However, due to the high capital costs of operating in international land markets as compared to the U.S. land market, the high cost of mobilizing land rigs from one country to another, and the technical expertise required, there are usually fewer competitors in international land markets. In international land and offshore markets, experience in operating in certain environments and customer alliances have been factors in the selection of the Company in certain cases, as well as the Company's patented drilling equipment for remote drilling projects. The Company believes that the market for drilling contracts, both land and offshore, will continue to be competitive for the foreseeable future. Certain of the Company's competitors have greater financial resources than the Company, which may enable them to better withstand industry downturns, compete more effectively on the basis of price, build new rigs or acquire existing rigs.

     Management believes that Quail is one of the leading rental tool companies in the offshore Gulf of Mexico. A number of Quail's competitors in the Gulf of Mexico and the Gulf Coast land markets are substantially larger and have greater financial resources than Quail.


CUSTOMERS

     The Company believes it has developed an international reputation for providing efficient, safe, environmentally conscious and innovative drilling services. An increasing trend indicates that a number of the Company's customers have been seeking to establish exploration or development drilling programs based on partnering relationships or alliances with a limited number of preferred drilling contractors. Such relationships or alliances can result in longer-term work and higher efficiencies that increase profitability for drilling contractors at a lower overall well cost for oil and gas operators. The Company is currently a preferred contractor for operators in certain U.S. and international locations, which management believes is a result of the Company's quality of equipment, personnel, service and experience.

     The Company's drilling customer base consists of major, independent and foreign-owned oil and gas companies. Shell Petroleum Development Company of Nigeria, the Company's largest customer for 2000 and 1999, accounted for approximately 10 percent of total revenues in both years. For fiscal year 1998, Chevron was the Company's largest customer with approximately 15 percent of total revenues.


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

     The Company generally receives a lump sum fee to move its equipment to the drilling site, which in most cases approximates the cost incurred by the Company. U.S. contracts are generally for one to three wells with options, while international contracts are more likely to be for multi-well long-term programs. The Company provides project management services including logistics, procurement, well design, engineering, site preparation and road construction in an effort to help customers eliminate or reduce management overhead, which would otherwise be necessary to supervise such services.


                                    EMPLOYEES

     At December 31, 2000, the Company employed 3,542 persons, increasing approximately 13 percent from the 3,142 employed at December 31, 1999. The following table sets forth the composition of the Company's employees:


                                                         December 31,
                                                     ------------------
                                                     2000          1999
                                                     ----          ----
International Drilling Operations                    2,109        1,768
U.S. Drilling Operations                             1,175        1,112
Rental Tool Operations                                 107           89
Corporate and Other                                    151          173

                     RISKS AND ENVIRONMENTAL CONSIDERATIONS

     The operations of the Company are subject to numerous federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency ("EPA"), issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require remedial action to prevent pollution from former operations, and impose substantial liabilities for pollution resulting from the Company's operations. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly compliance could adversely affect the Company's operations and financial position, as well as those of similarly situated entities operating in the Gulf Coast market. While management believes that the Company is in substantial compliance with current applicable environmental laws and regulations, there is no assurance that compliance can be maintained in the future.

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

     The OPA and regulations promulgated pursuant thereto impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of a vessel, pipeline or onshore facility, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability of oil removal costs and a variety of public and private damages to each responsible party.

     The liability for a mobile offshore drilling rig is determined by whether the unit is functioning as a vessel or is in place and functioning as an offshore facility. If operating as a vessel, liability limits of $600 per gross ton or $500,000, whichever is greater, apply. If functioning as an offshore facility, the mobile offshore drilling rig is considered a "tank vessel" for spills of oil on or above the water surface, with liability limits of $1,200 per gross ton or $10.0 million. To the extent damages and removal costs exceed this amount, the mobile offshore drilling rig will be treated as an offshore facility and the offshore lessee will be responsible up to higher liability limits for all removal costs plus $75.0 million. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA. The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility (to cover at least some costs in a potential spill) and preparation of an oil spill contingency plan for offshore facilities and vessels in excess of 300 gross tons. Amendments to the OPA adopted in 1996 require owners and operators of offshore facilities that have a worst case oil spill potential of more than 1,000 barrels to demonstrate financial responsibility in amounts ranging from $10.0 million in specified state waters to $35.0 million in federal Outer Continental Shelf waters, with higher amounts, up to $150.0 million, in certain limited circumstances where the U.S. Minerals Management Service ("MMS") believes such a level is justified by the risks posed by the quantity or quality of oil that is handled by the facility. However, such OPA amendments did not reduce the amount of financial responsibility required for "tank vessels." Since the Company's offshore drilling rigs are typically classified as tank vessels, the recent amendments to the OPA are not expected to have a significant effect on the Company's operations. A failure to comply with ongoing requirements or inadequate cooperation in a spill may even subject a responsible party to civil or criminal enforcement actions.

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

     All of the Company's operating U.S. barge drilling rigs have zero discharge capabilities as required by law. In addition, in recognition of environmental concerns regarding dredging of inland waters and permitting requirements, the Company conducts negligible dredging operations, with approximately two-thirds of the Company's offshore drilling contracts involving directional drilling, which minimizes the need for dredging. However, the existence of such laws and regulations has had and will continue to have a restrictive effect on the Company and its customers.

     CERCLA, also known as "Superfund," and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. While CERCLA exempts crude oil from the definition of hazardous substances for purposes of the statute, the Company's operations may involve the use or handling of other materials that may be classified as hazardous substances. CERCLA assigns strict liability to each responsible party for all response and remediation costs, as well as natural resource damages. Few defenses exist to the liability imposed by CERCLA. The Company believes that it is in compliance with CERCLA and currently is not aware of any events that, if brought to the attention of regulatory authorities, would lead to the imposition of CERCLA liability against the Company.

     RCRA generally does not regulate most wastes generated by the exploration and production of oil and gas. RCRA specifically excludes from the definition of hazardous waste "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy." However, these wastes may be regulated by EPA or state agencies as solid waste. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes, and waste oils, may be regulated as hazardous waste. Although the costs of managing solid and hazardous wastes may be significant, the Company does not expect to experience more burdensome costs than similarly situated companies involved in drilling operations in the Gulf Coast market.

     The drilling industry is dependent on the demand for services from the oil and gas exploration and development industry and, accordingly, is affected by changes in laws relating to the energy business. The Company's business is affected generally by political developments and by federal, state, local and foreign laws and regulations that may relate directly to the oil and gas industry. The adoption of laws and regulations, both U.S. and foreign, that curtail exploration and development drilling for oil and gas for economic, environmental and other policy reasons may adversely affect the Company's operations by limiting available drilling opportunities.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates in three segments, U.S. drilling services, international drilling services and rental tool operations. Information about the Company's business segments and operations by geographic areas for the years ended December 31, 2000 and 1999, the four months ended December 31, 1998 and the year ended August 31, 1998, is set forth in Note 10 of Notes to Consolidated Financial Statements.


Item 2.  PROPERTIES

     The Company owns and occupies a ten-story building in downtown Tulsa, Oklahoma, as its home office. Additionally, the Company owns and leases office space and operating facilities in various locations, but only to the extent necessary for administrative and operational support functions.

Land Rigs. The following table shows, as of December 31, 2000, the locations and drilling depth ratings of the Company's 40 actively marketed land rigs:



Actively Marketed Land Rigs
                                                   Drilling Depth Rating in Feet
                                        10,000
                                          or                                 Over
                                         less     15,000   20,000   25,000  25,000   TOTAL
                                        ------    ------   ------   ------  ------   ------
INTERNATIONAL:
          Latin America                   --        6        5        4        3       18
          Asia Pacific                     1        3        4        1        1       10
          Africa and Middle East           1        2        1       --       --        4
          Former Soviet Union              1        3        1       --        3        8
                                         ---      ---      ---      ---      ---      ---
Total                                      3       14       11        5        7       40
                                         ---      ---      ---      ---      ---      ---

     In addition, the Company has seven land rigs classified as cold stacked which would need to be refurbished at a significant cost before being placed back into service, with locations and drilling depth ratings as follows:



Cold Stacked Land Rigs
                                                   Drilling Depth Rating in Feet
                                        10,000
                                          or                                 Over
                                         less     15,000   20,000   25,000  25,000   TOTAL
                                        ------    ------   ------   ------  ------   ------
INTERNATIONAL:
          Latin America                   --        1        2       --       --        3
          Asia Pacific                     3        1       --       --       --        4
          Africa and Middle East          --       --       --       --       --       --
          Former Soviet Union             --       --       --       --       --       --
                                         ---      ---      ---      ---      ---      ---
Total                                      3        2        2       --       --        7
                                         ---      ---      ---      ---      ---      ---


Barge Rigs. A schedule of the Company's deep and intermediate drilling barges located in the Gulf of Mexico, as of December 31, 2000, is set forth below:



                                                             Maximum
                                              Year Built    Drilling
                                               or Last       Depth
                                Horsepower   Refurbished     (Feet)        Status(1)
                                ----------   -----------    --------       ---------

Deep Drilling:
       Rig No. 50                 2,000          1993        25,000        Active
       Rig No. 51                 2,000          1993        25,000        Active
       Rig No. 53                 1,600          1995        20,000        Active
       Rig No. 54                 2,000          1995        25,000        Active
       Rig No. 55                 2,000          1993        25,000        Active
       Rig No. 56                 2,000          1992        25,000        Active
       Rig No. 57                 1,500          1997        20,000        Active
       Rig No. 76                 3,000          1997        30,000        Active

Intermediate Drilling:
       Rig No.  8                 1,000          1995        14,000        Active
       Rig No. 12                 1,100          1990        14,000        Active
       Rig No. 15                 1,000          1998        15,000        Active
       Rig No. 17                 1,000          1993        13,000        Active
       Rig No. 21                 1,200          1995        13,000        Active

--------------------
(1) "Active" denotes that the rig is currently under contract or available for contract.

     A schedule of the Company's workover rigs, as of December 31, 2000, which includes some rigs with shallow drilling capabilities, is set forth below:


                                                             Maximum
                                              Year Built    Drilling
                                               or Last       Depth
                                Horsepower   Refurbished     (Feet)        Status(1)
                                ----------   -----------    --------       ---------
Workover and Shallow Drilling:
       Rig No.  6(2)                700          1995            --        Active
       Rig No.  9(2)                650          1996            --        Active
       Rig No. 16                   800          1994         8,500        Active
       Rig No. 18                   800          1993         8,500        Active
       Rig No. 20                   800          1995         8,500        Active
       Rig No. 23                 1,000          1993        11,500        Active
       Rig No. 24                 1,000          1992        11,500        Active
       Rig No. 25                 1,000          1993        11,500        Active
       Rig No. 26(2)                650          1996            --        Active


--------------------

(1) "Active" denotes that the rig is currently under contract or available for contract.

(2)  Workover rig.

     A schedule of the Company's international drilling barges, as of December 31, 2000, is set forth below:


                                                             Maximum
                                              Year Built    Drilling
                                               or Last       Depth
                                Horsepower   Refurbished     (Feet)        Status(1)
                                ----------   -----------    --------       ---------
Deep Drilling:
       Rig No.  72                 3,000          1991        30,000        Active
       Rig No.  73                 3,000          2000        30,000        Active
       Rig No.  74                 3,000          1997        30,000        Active
       Rig No.  75                 3,000          1999        30,000        Active
       Rig No. 257                 3,000          1999        25,000        Active

--------------------

(1) "Active" denotes that the rig is currently under contract or available for contract.


Platform Rigs. The following table sets forth certain information, as of December 31, 2000, with respect to the Company's platform rigs:


                                                             Maximum
                                              Year Built    Drilling
                                               or Last       Depth
                                Horsepower   Refurbished     (Feet)        Status(1)
                                ----------   -----------    --------       ---------
Deep Drilling:
       Rig No.  2                 1,000          1982        12,000        Active
       Rig No.  3                 1,000          1997        12,000        Active
       Rig No. 10(2)                650          1989            --        Active
       Rig No. 41                 1,000          1997        12,500        Active



--------------------

(1) "Active" denotes that the rig is currently under contract or available for contract.

(2)  Workover rig.

Jackup Rigs. The following table sets forth certain information as of December 31, 2000, with respect to the Company's jackup rigs:


                                                                       Maximum      Maximum
                                                                        Water       Drilling
                                                                        Depth        Depth
                                          Design (1)                    (Feet)       (Feet)      Status(2)
                                 ----------------------------          -------      --------     ---------
Rig No. 11(3)                    Bethlehem JU-200(MC)                     200            --        Active
Rig No. 14                       Baker Marine Big Foot(IS)                 85        20,000        Active
Rig No. 15                       Baker Marine Big Foot III(IS)            100        20,000        Active
Rig No. 20                       Bethlehem JU-100(MC)                     110        25,000        Active
Rig No. 21                       Baker Marine BMC-125(MC)                 100        20,000        Active
Rig No. 22                       Le Tourneau Class 51(MC)                 173        15,000        Active
Rig No. 25                       Le Tourneau Class 150-44(IC)             215        20,000        Active

-----------------

(1) IC--independent leg, cantilevered; IS--independent leg, slot; MC--mat-supported, cantilevered.

(2) "Active" denotes that the rig is currently under contract or available for contract.

(3)  Workover rig.

         The following table presents the Company's utilization rates, rigs available for service and cold stacked rigs for the years ended December 31, 2000 and 1999.


                                                                         2000          1999
                                                                        ------        ------
Transition Zone Rig Data:

U.S. barge deep drilling:
        Rigs available for service (1)                                    8.0          7.5
        Utilization rate of rigs available for service (2)                 92%          78%

U.S. barge intermediate drilling:
        Rigs available for service (1)                                    5.0          5.0
        Utilization rate of rigs available for service (2)                 93%          59%

U.S. barge workover and shallow drilling:
        Rigs available for service (1)                                    9.0          9.0
        Utilization rate of rigs available for service (2)                 44%          31%
        Cold stacked rigs (1)                                               0          1.0

International barge drilling:
        Rigs available for service (1)                                    5.0          4.4
        Utilization rate of rigs available for service (2)                 97%          96%

Offshore Rig Data:

Jackup Rigs:
        Rigs available for service (1)                                    7.0          7.0
        Utilization rate of rigs available for service (2)                 86%          66%

Platform Rigs:
        Rigs available for service (1)                                    4.0          4.5
        Utilization rate of rigs available for service (2)                 53%          56%
        Cold stacked rigs (1)                                               0          1.0


                                                                         2000         1999
                                                                        ------       ------
Land Rig Data:
International Rigs:
        Rigs available for service(1)                                    40.0         45.2
        Utilization rate of rigs available for service(2)                  35%          36%
        Cold stacked rigs(1)                                              7.0          8.0

U.S. Rigs(3):
        Rigs available for service(1)                                      .9         11.0
        Utilization rate of rigs available for service(2)                   0%          40%

(1) The number of rigs is determined by calculating the number of days each rig was in the fleet, e.g., a rig under contract or available for contract for an entire year is 1.0 "rigs available for service" and a rig cold stacked for one quarter is 0.25 "cold stacked rigs." "Rigs available for service" includes rigs currently under contract or available for contract. "Cold stacked rigs" includes all rigs that are stacked and would require significant refurbishment cost before being placed back into service.

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

(3) Includes 13 U.S. lower-48 land rigs through the date of sale, September 30, 1999, and one U.S. land rig located in Alaska, which was sold November 20, 2000.


     Item 3. LEGAL PROCEEDINGS

          The Company is a party to certain legal proceedings that have resulted from the ordinary conduct of its business. In the opinion of the Company's management, none of these proceedings is expected to have a material adverse effect on the Company.


      Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to Parker Drilling Company security holders during the fourth quarter of 2000.

Item 4A.  EXECUTIVE OFFICERS

     Officers are elected each year by the board of directors following the annual meeting for a term of one year and until the election and qualification of their successors. The current executive officers of the Company and their ages, positions with the Company and business experience are presented below:

(1) Robert L. Parker, 77, chairman, joined the Company in 1944 and was elected vice president in 1950. He was elected president in 1954 and chief executive officer and chairman in 1969.

(2) Robert L. Parker Jr., 52, president and chief executive officer, joined the Company in 1973 as a contract representative and was named manager of U.S. operations later in 1973. He was elected a vice president in 1973, executive vice president in 1976 and was named president and chief operating officer in October 1977. In December 1991, he was elected chief executive officer.

(3) James W. Linn, 55, executive vice president and chief operating officer, joined the Company in 1973. He has general charge of the Company's business affairs and its officers. Mr. Linn first served in the Company's international division and in 1976 was named northern U.S. district manager prior to being elected vice president of U.S. and Canada operations in 1979. He was named a senior vice president in September 1981 and was elected to his current position in December 1991.

(4) James J. Davis, 54, senior vice president of finance and chief financial officer, joined the Company in November 1991. From 1986 through 1991, Mr. Davis was vice president and treasurer of MAPCO Inc., a diversified energy company with interests in natural gas liquids marketing and transportation, oil refining and retail motor fuel marketing. He serves as a member of the board of directors of Dollar Thrifty Funding Corp.

(5) Thomas L. Wingerter, 48, vice president of operations, joined the Company in 1979. In 1983 he was named contract manager for the Rocky Mountain division. He was promoted to Rocky Mountain division manager in 1984, a position he held until September 1991 when he was elected vice president, North American region. In March 1999 he was appointed vice president and general manager - North American operations. In January 2001, he was appointed to his current position.

(6) W. Kirk Brassfield, 45, corporate controller and chief accounting officer, joined the Company in March 1998 in his stated position. From 1991 through March 1998, Mr. Brassfield served in various positions, including subsidiary controller and director of financial planning of MAPCO Inc., a diversified energy company. From 1979 through 1991, Mr. Brassfield served at the public accounting firm, KPMG Peat Marwick.


                     OTHER PARKER DRILLING COMPANY OFFICERS

(7) John R. Gass, 49, vice president of corporate business development, joined the Company in 1977 and has served in various management positions in the Company's international divisions. In 1985 he became the division manager of Africa and the Middle East. In 1987 he directed the Company's mining operations in South Africa. In 1989 he was promoted to international contract manager. In January 1996, he was elected vice president, frontier areas and assumed his current position in March 1999.

(8) Denis Graham, 51, vice president of engineering, joined the Company in 2000. Mr. Graham was the senior vice president of technical services for Diamond Offshore Inc., an international offshore drilling contractor. His experience with Diamond Offshore ranged from 1978 through 1999 in the areas of offshore drilling rig design, new construction, conversions, marine operations, maintenance and regulatory compliance.

(9) Patrick Seals, 37, vice president of shared services, joined the Company in 1992 as an internal auditor. From 1993 through 1999, he held various contracts and marketing management roles in the North American Division. In late 1999, Mr. Seals assumed the role of general manager of e-business and in January of 2001 was promoted to his current position. From 1985 to 1992, he served in roles at the public accounting firm of Arthur Andersen, Scrivner, Inc. and The Oklahoma Publishing Company.

(10) David W. Tucker, 45, was elected treasurer in March 1999. He joined the Company in 1978 as a financial analyst and served in various financial and accounting positions before being named chief financial officer of the Company's wholly-owned subsidiary, Hercules Offshore Corporation, in February 1998.

                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

     Parker Drilling Company common stock is listed for trading on the New York Stock Exchange under the symbol PKD. At the close of business on December 31, 2000, there were 3,155 holders of record of Parker Drilling common stock. Prices on Parker Drilling's common stock for the years ended December 31, 2000 and 1999, were as follows:


                                    2000                                      1999
                       ------------------------------           -------------------------------
Quarter                   High                Low                  High                 Low
-------                ----------          ----------           ---------            ----------
First                  $    5.125          $    3.000           $   4.688            $    2.250
Second                      6.875               3.750               4.375                 3.000
Third                       7.438               4.875               5.625                 3.312
Fourth                      7.125               3.938               4.750                 3.000


     No dividends have been paid on common stock since February 1987. Restrictions contained in Parker Drilling's existing bank revolving loan facility prohibit the payment of dividends and the indenture for the Senior Notes restricts the payment of dividends. The Company has no present intention to pay dividends on its common stock in the foreseeable future because of the restrictions noted and because of its business plan to reinvest earnings in the Company's operations.

Item 6. SELECTED FINANCIAL DATA

(In Thousands Except Per Share Data)


                                                             Four Months
                           Year Ended         Year Ended        Ended         Year Ended
                          December 31,       December 31,    December 31,     August 31,
                              2000               1999            1998            1998
Revenues                  $    376,349       $    324,553    $    136,723    $    481,223

Net income (loss)         $    (19,045)(1)   $    (37,897)   $    (14,633)   $     28,092

Earnings (loss) per
  share, diluted          $       (.23)(1)   $       (.49)   $       (.19)   $        .36

Total assets              $  1,107,419       $  1,082,743    $  1,159,326    $  1,200,544

Long-term debt            $    592,584       $    648,577    $    630,479    $    630,090



(1)  Income (loss) before extraordinary gain was $(22,981) or $(.28) per share.


(In Thousands Except Per Share Data)



                                    Year Ended             Year Ended
                                     August 31,            August 31,
                                       1997                   1996
Revenues                           $    311,644         $    156,652

Net income (loss)                  $     16,315         $      4,053

Earnings (loss) per
  share, diluted                   $        .23         $        .07

Total assets                       $    984,136         $    275,959

Long-term debt                     $    551,042         $      2,794

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                                  Introduction

     The year 2000 was marked by a significant improvement in rig activity and cash flow for the Company. Rig utilization and dayrates improved substantially in the Company's Gulf of Mexico drilling markets, as a result of the increase in spending by oil and gas operators in response to significantly higher oil and gas prices and an increase in demand for natural gas in the U.S. In addition, rental tool activity increased substantially for Quail. While the Company reported a loss for the year 2000, operating results were substantially improved over the prior year, and the Company's financial position and prospects going forward have improved. Management is unable to predict the duration of present market conditions, but based on a continuation of current high commodity prices and spending by oil and gas operators, particularly in the Company's Gulf of Mexico markets, management is encouraged about prospects for the year 2001.

     The Company recently announced the relocation of its corporate office to Houston, Texas, which is expected to be completed during the third quarter of 2001. The relocation will be accompanied by a reorganization of certain senior management positions and of the management of drilling operations. Management believes that the Company will benefit from being closer to certain customers, competitors and vendors. In addition, management anticipates the long-term savings from the consolidation of offices and other administrative cost-cutting steps will offset the moving expenses for retained employees and severance costs for terminated employees.

     During the second quarter of 1999, the Company reorganized its drilling operations and administrative functions to enable more efficient management and administration of worldwide operations and to reduce operating and overhead costs. Prior to the reorganization, the Company's business segments were designated as land drilling, offshore drilling and rental tools. Mallard and Hercules made up the offshore drilling segment and since the time of their acquisitions, each company maintained its existing organization structure, both operationally and administratively. The reorganization in 1999 resulted in the consolidation of the land and offshore drilling operations into two new segments, U.S. drilling operations and international drilling operations. Certain accounting and other administrative functions previously performed by Mallard and Hercules were consolidated into corporate. Quail was not significantly affected by the reorganization. Results of operations for fiscal year ended 1998 have been reclassified to reflect the new organization.

     During 1998 the Company decided to change its fiscal year end from August 31 to December 31 effective for the calendar year beginning January 1, 1999.

      Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     The Company recorded a net loss of $23.0 million, before extraordinary gain, for the year ended December 31, 2000, compared to a net loss of $37.9 million recorded for the year ended December 31, 1999.

     The Company's revenues increased $51.8 million to $376.3 million in the current year as compared to 1999. U.S. drilling revenues increased $34.7 million to $148.4 million. U.S. offshore drilling revenues increased $50.8 million due primarily to increased utilization and dayrates for the drilling barge rigs and the jackup rigs. U.S. land drilling revenues decreased $16.1 million due to the sale of the Company's 13 U.S. land rigs on September 30, 1999 and the sale of Rig 245, located in Alaska, in November 2000. Rig 245 was stacked throughout the current year.

     International drilling revenues increased $2.2 million to $185.1 million in the current period as compared to the year ended December 31, 1999. International land drilling revenues decreased $14.5 million while international offshore drilling revenues increased $16.7 million. Primarily responsible for the international land drilling revenues decrease was the Latin America region, which decreased $15.9 million. This decrease is attributed to reduced rig utilization in Colombia, Ecuador and Peru. Revenues from the Bolivian operations were relatively constant for the two periods but have recently decreased. In addition, land drilling revenues decreased $9.7 million in the Asia Pacific region due to completion of a one-well drilling contract in Vietnam, that ended during the third quarter of 1999, and reduced utilization in Papua New Guinea. Revenues in the Frontier region, which includes Russia, Kazakhstan, Africa and the Middle East, increased $11.1 million during the current period as compared to the year ended December 31, 1999. This increase is primarily attributed to short-term drilling contracts conducted during the current year in Madagascar and Nigeria (land contract). Additionally, a labor contract in Kuwait and increased rig utilization in Kazakhstan contributed to the increase.

     International offshore drilling revenues increased $16.7 million to $72.2 million due primarily to barge Rig 257 in the Caspian Sea and barge Rig 75 in Nigeria. Barge Rig 257, which commenced drilling in September of 1999, contributed $24.8 million of revenues during the year ended December 31, 2000, an increase of $16.2 million. With the addition of barge Rig 75 during the third quarter of 1999, the Company has four barge rigs in the Nigerian offshore market. Due to several episodes of community unrest, three of the four barge rigs were on standby status during most of the first six months of the current year. One rig, barge Rig 74, operated for approximately three and a half months during the first six months. Despite the reduced revenues earned while on standby, Nigerian offshore revenues increased $11.3 million to $47.4 million during the current year. The increase is due to revenues earned by the new barge Rig 75 and the start-up of drilling operations on Rig 74 which was on standby during 1999. Since August 2000, drilling operations on the Nigerian barge rigs have resumed at full dayrates. Offsetting the increased revenues in the Caspian Sea and Nigeria was a $10.8 million decrease in international offshore revenues due to the completion of a barge contract in Venezuela during the third quarter of 1999.

     Rental tool revenues increased $15.2 million due to the increased level of drilling activity in the Gulf of Mexico. Contributing to this increase was the New Iberia, Louisiana, operation in the amount of $7.7 million, $5.0 million from the Victoria, Texas, operation and $2.5 million from the new Odessa, Texas, operation which commenced operations in May 2000.

     Profit margins (revenues less direct operating expenses, excluding depreciation) of $128.3 million in the current period reflect an increase of $43.0 million from the $85.3 million recorded during the year ended December 31, 1999. The U.S. and international drilling segments recorded profit margin percentages (profit margin as a percent of revenues) of 33.2 percent and 28.2 percent, respectively, in the current year, as compared to 11.9 percent and 31.0 percent in 1999. U.S. profit margins increased $35.7 million. U.S. drilling profit margins were positively impacted during the current year by increased utilization in the Gulf of Mexico from the barge and jackup rigs. In addition, average dayrates for the jackup rigs increased approximately 45 percent during the current period when compared to the prior year. Offsetting the increased U.S. offshore profit margins was the sale of all 13 U.S. lower-48 land rigs during the third quarter of 1999. During the year ended December 31, 1999, the U.S. lower-48 land rigs contributed profit margins of $1.7 million. In addition, Rig 245, which was stacked in Alaska all year, was sold in November of 2000.

     International drilling profit margins declined $4.5 million to $52.2 million during the year ended December 31, 2000 as compared to 1999. International land drilling profit margins declined $5.9 million to $29.5 million during the current period primarily due to lower utilization in the Company's land drilling operations as previously discussed. The international offshore drilling profit margins increased $1.4 million to $22.7 million.

     Rental tool profit margins increased $10.1 million to $26.8 million during the current year as compared to the year ended December 31, 1999. Profit margins increased primarily due to the $15.2 million increase in revenue during the current year. The profit margin percentage increased during the current period to 62.7 percent from 60.6 percent for the previous year.

     Depreciation and amortization expense increased $2.9 million to $85.1 million in the current year. Depreciation expense recorded in connection with 1998/1999 capital additions, principally barge Rig 257 and barge Rig 75, was the primary reason for the increase. General and administrative expenses increased $4.1 million in the current year as compared to 1999. This increase is primarily attributed to travel costs, employee bonuses, franchise taxes, professional fees and information technology projects.

     Interest expense increased $1.1 million due to $3.0 million of interest being capitalized to construction projects during the year ended December 31, 1999, as compared to $0.5 million capitalized during the current year. Gain on disposition of assets decreased $21.2 million to $17.9 million for the current year. On September 30, 1999 the Company sold its U.S. lower-48 land rigs to Unit Corporation for $40.0 million cash plus one million shares of Unit Corporation common stock. The Company recognized a pre-tax gain of $36.1 million during the third quarter of 1999. In September 2000, the Company sold its one million shares of Unit Corporation common stock and recognized a pre-tax gain of $7.4 million. In November 2000, the Company sold Rig 245 in Alaska for $20.0 million and recognized a pre-tax gain of $14.9 million.

     Income tax expense consists of foreign tax expense and deferred tax benefit. The deferred tax benefit is due to the loss incurred during the year ended December 31, 2000.


   Year Ended December 31, 1999 Compared to Fiscal Year Ended August 31, 1998

     The Company's net loss of $37.9 million in 1999 reflects a decrease of $66.0 million when compared to the net income of $28.1 million recorded in fiscal 1998. The loss in 1999 is reflective of the significant decline in utilization and dayrates that began in the fourth quarter of fiscal 1998 and continued throughout 1999.

     The Company's revenues decreased $156.7 million to $324.6 million as all of the Company's market segments, U.S., international and rental tools, recorded a decrease in revenues. International drilling revenues decreased $66.6 million to $182.9 million for the year ended December 31, 1999, as compared to the fiscal year ended August 31, 1998. International land revenues were negatively impacted during 1999 by the downturn in the industry and as a result, land revenues decreased $88.1 million to $127.5 million. This decrease is primarily attributed to the significant reduction in utilization across essentially all international land rig markets. During the first and second quarters of fiscal 1998, international land rig utilization averaged 81 percent as compared to 28 percent during the fourth quarter of 1999. The average dayrates also decreased for comparable periods but only by approximately 7 percent. Land drilling revenues decreased in all countries in which the Company operated except Ecuador (increased $7.7 million), Vietnam (increased $4.4 million) and Kazakhstan/Russia (increased $7.5 million). Ecuador and Vietnam represented one-rig contracts that began toward the end or after fiscal year 1998. The geographic areas most impacted by the industry downturn during 1999 were Indonesia, Papua New Guinea and Bolivia.

    International offshore revenues increased $21.5 million to $55.5 million in September 1999 as compared to fiscal year 1998. The increase is primarily attributable to two new barge rigs, one each in Nigeria and the Caspian Sea. Rig 257 in the Caspian Sea began drilling in September and Rig 75 in Nigeria generated standby revenues pending commencement of drilling operations. In addition, barge Rig 76 completed drilling operations in Venezuela, generating approximately $10.8 million in revenues during 1999.

     U.S. drilling revenues decreased $83.4 million to $113.7 million during 1999 as compared to fiscal 1998. U.S. land drilling revenues, arising from the Company's 13 U.S. lower-48 land rigs and one rig in Alaska, decreased $32.9 million during 1999. On September 30, 1999 the Company sold the 13 lower-48 land rigs to Unit Corporation for $40.0 million in cash and one million shares of Unit common stock. A pre-tax gain of $36.1 million was recognized during the third quarter. The one remaining U.S. land rig, located in Alaska, was stacked since March 1999 due to reduced drilling activity in Alaska.

     U.S. offshore revenues, arising from the Company's fleet of barge, platform and jackup rigs located in the Gulf of Mexico, decreased $50.5 million during 1999 as compared to fiscal 1998. Rig utilization and dayrates in the Gulf of Mexico offshore drilling market were particularly hurt by the decline in oil and gas operators' spending. Barge drilling and workover rig revenues decreased $32.6 million during 1999 due to approximately a 25 percent decrease in dayrates and a decrease in barge rig utilization from an average 90 percent in fiscal 1998 to approximately 45 percent in 1999. Revenues related to the seven jackups decreased $10.5 million during 1999 as compared to the eight months of operations (Hercules was acquired December 30, 1997) during fiscal 1998. Jackup dayrates were particularly impacted by the downturn, declining from an average $28,000 per day in fiscal 1998 to approximately $16,000 per day during 1999. Platform rig revenues decreased $7.4 million due to decreases in dayrates and utilization. In addition, one platform rig which had operated in the Gulf of Mexico was sold during 1999.

     The Company's rental tool revenues decreased $5.1 million to $27.7 million during 1999 as compared to fiscal 1998. Rental tool revenues were impacted during 1999 mainly due to depressed drilling activity in the Gulf of Mexico.

     Profit margins (revenues less direct operating expenses) of $85.3 million in 1999 reflected a decrease of $84.2 million from the $169.5 million recorded in fiscal 1998. The U.S. and international drilling segments recorded profit margin percentages (profit margin as a percent of revenues) of 12 percent and 31 percent in 1999, as compared to 35 percent and 33 percent in fiscal 1998. The significant reduction in utilization and drilling dayrates during 1999 accounted for the significant declines in profit margin percentages. The Company's rental tool business had a slight increase in profit margin percentage to 61 percent from 58 percent.

     Depreciation and amortization increased $13.6 million to $82.2 million in 1999 as compared to fiscal 1998. This increase was primarily attributable to two major construction projects, Rig 257 and Rig 75, that completed construction and began depreciating during the third quarter of 1999. In addition, 1999 recognized a full year of depreciation expense on the assets of Hercules and a full year of amortization of goodwill associated with the purchase compared to only eight months depreciation and amortization in fiscal 1998. General and administrative expense increased $2.0 million, due primarily to severance costs incurred as part of management's restructuring of operations in early 1999 referred to previously.

     Interest expense increased $6.5 million to $55.9 million during 1999. Subsequent to fiscal 1998, the Company borrowed an additional $20.0 million on its revolving credit facility that remained outstanding until September 30, 1999 when the outstanding balance of $40.0 million was repaid in full and the revolving credit facility was terminated. The revolving credit facility was repaid with the proceeds from the sale of the 13 lower-48 land rigs. In October 1999, the Company entered into a new $50.0 million revolving credit facility and refinanced $24.8 million of the capital cost to construct Rig 75. These financing arrangements resulted in higher average outstanding debt levels in 1999 than in fiscal 1998, resulting in the higher interest expense reported in 1999. As of December 31, 1999, no funds had been drawn on the new revolving credit facility. Interest capitalized on rig construction projects during 1999 was $3.0 million as compared to $3.5 million in 1998. Gain on disposition of assets of $39.1 million included a $36.1 million gain on the sale of the 13 lower-48 land rigs.

     In 1999, the Company generated an income tax benefit of $2.7 million as compared to income tax expense of $16.4 million in fiscal 1998. The income tax benefit of $2.7 million in 1999 consisted of $11.2 million current tax expense related primarily to foreign taxes and $13.9 million net deferred tax benefit related to operating losses incurred during 1999. The income tax expense of $16.4 million in fiscal 1998 consisted of $14.3 million current tax expense related primarily to foreign taxes and deferred tax of $2.1 million.

Liquidity and Capital Resources

     As of December 31, 2000, the Company had cash, cash equivalents and other short-term investments of $63.3 million, an increase of $17.0 million from December 31, 1999. The primary sources of cash in 2000, as reflected on the Consolidated Statement of Cash Flows, were $87.3 million of net proceeds from a common stock offering, $31.9 million from the disposition of assets, $27.3 million provided by operating activities and $16.9 million from the sale of investments. The net proceeds from the equity offering of $87.3 million were the result of issuing 13.8 million shares of common stock during September 2000. Proceeds from the disposition of assets included the sale of Rig 245 in Alaska for $20.0 million, the sale of various non-marketable rigs and components and reimbursements by our customers for equipment lost in the hole. Also, the Company sold its one million shares of Unit Corporation stock in September 2000 for $15.0 million. The Unit stock (and $40.0 million cash) was received in 1999 in conjunction with the sale of the Company's 13 U.S. lower-48 land rigs to Unit.

     The primary uses of cash in 2000 were $98.5 million for capital expenditures (net of reimbursements) and $48.3 million for repayment of debt. Major projects during the year included completion of modifications to Rig 249 for a contract in Kazakhstan for Tengizchevroil (TCO). Additionally, Rig 258 was constructed for the TCO project and is scheduled to arrive in Kazakhstan during the first quarter of 2001. During 2000, Rig 259 was purchased and modified for a new project in the Karachaganak field in Kazakhstan and should arrive during the first quarter of 2001. Also, modifications were completed on Rig 25J in the Gulf of Mexico as a result of its scheduled five-year Coast Guard inspection. Repayment of debt included $43.5 million for the buyback of a portion of the Company's 5.5% Convertible Subordinated Notes from proceeds from the equity offering and $4.1 million on a five-year note with Boeing Capital Corporation for Rig 75 in Nigeria.

     The Company has total long-term debt, including the current portion, of $597.6 million at December 31, 2000. The Company entered into a new $50.0 million revolving credit facility with a group of banks led by Bank of America on October 22, 1999. This facility is available for working capital requirements, general corporate purposes and to support letters of credit. The revolver is collateralized by accounts receivable, inventory and certain barge rigs located in the Gulf of Mexico. The facility contains customary affirmative and negative covenants. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80 percent of eligible receivables plus 50 percent of rig materials and supplies. As of December 31, 2000, the borrowing base was $50.0 million of which none had been drawn down but $14.6 million availability has been used to support letters of credit that have been issued. The revolver terminates on October 22, 2003. On October 7, 1999 a subsidiary of the Company entered into a loan agreement with Boeing Capital Corporation for refinancing the construction costs of Rig 75. The loan of $24.8 million plus interest is to be repaid in 60 monthly payments of $0.5 million. The loan is collateralized by Rig 75 and is guaranteed by Parker Drilling.

     The Company anticipates that working capital needs and funds required for capital spending in 2001 will be met from existing cash, other short-term investments and cash provided by operations. The Company anticipates cash requirements for capital spending will be approximately $75 million in 2001. Should new opportunities requiring additional capital arise, the Company will utilize cash and short-term investments and, if necessary, its revolving credit facility. In addition, the Company may seek project financing or equity participation from outside alliance partners or customers. The Company cannot predict whether such financing or equity participation would be available on terms acceptable to the Company.

                                  OTHER MATTERS
Business Risks

     Internationally, the Company specializes in drilling geologically challenging wells in locations that are difficult to access and/or involve harsh environmental conditions. The Company's international services are primarily utilized by major and national oil companies in the exploration and development of reserves of oil. In the United States, the Company primarily drills offshore in the Gulf of Mexico with barge, jackup and platform rigs for major and independent oil and gas companies. Business activity is dependent on the exploration and development activities of the major, independent and national oil and gas companies that make up the Company's customer base. Generally, temporary fluctuations in oil and gas prices do not materially affect these companies' exploration and development activities, and consequently do not materially affect the operations of the Company. However, sustained increases or decreases in oil and natural gas prices could have an impact on customers' long-term exploration and development activities which in turn could materially affect the Company's operations. Generally, a sustained change in the price of oil would have a greater impact on the Company's international operations while a sustained change in the price of natural gas would have a greater effect on U.S. operations. Due to the locations in which the Company drills, the Company's operations are subject to interruption, prolonged suspension and possible expropriation due to political instability and local community unrest. Further, the Company is exposed to liability issues from pollution arising out of its operations. The majority of such risks are transferred to the operator by contract or otherwise insured.


Year 2000

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

     During the Year 2000 date transition and throughout the year ended December 31, 2000, the Company did not experience any material failure with its information technology or non-information technology systems or key customers or suppliers.

Change in Fiscal Year

     On July 10, 1998, the Company decided to change its fiscal year end from August 31 to December 31, effective January 1, 1999. The Company filed a Quarterly Report on Form 10-Q with the Securities and Exchange Commission covering the transition period of September 1, 1998 to December 31, 1998.


Indonesian Operations

     Due to political and currency instability in Indonesia during 1997 and 1998, the development of certain power plant projects, in which the Company's subsidiaries were involved by providing management, technical and training support to an Indonesian drilling contractor, was postponed or delayed. As a result, the customer, which was leading the development of the projects, defaulted on payments to the Indonesian contractor, causing the Indonesian contractor to initiate arbitration proceedings against two subsidiaries of the customer to collect these delinquent payments. In 1999, the arbitration panels awarded the Indonesian contractor approximately $8.5 million, including interest. Due to the uncertainty over the economic viability of the power plant projects and timing of repayment of guarantees by the Indonesian government, the Indonesian contractor elected to accept a settlement of the outstanding awards, which will result in the payment of approximately $6.0 million to the Company's subsidiaries by the end of 2001.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Parker Drilling Company

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) of the Form 10-K, present fairly, in all material respects, the financial position of Parker Drilling Company and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, August 31, 1998, and the four months ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) of the Form 10-K, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Tulsa, Oklahoma
January 30, 2001

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
     (In Thousands Except Per Share and Weighted Average Shares Outstanding)

                                                                                                Four Months
                                                                 Year Ended      Year Ended        Ended         Year Ended
                                                                December 31,    December 31,    December 31,     August 31,
                                                                    2000            1999            1998            1998
                                                                ------------    ------------    ------------    ------------
Revenues:
     U.S. drilling                                              $    148,411    $    113,715    $     49,648    $    197,084
     International drilling                                          185,100         182,908          76,248         249,481
     Rental tools                                                     42,833          27,656          10,245          32,723
     Other                                                                 5             274             582           1,935
                                                                ------------    ------------    ------------    ------------
Total revenues                                                       376,349         324,553         136,723         481,223
                                                                ------------    ------------    ------------    ------------
Operating expenses:
     U.S. drilling                                                    99,193         100,199          42,025         127,951
     International drilling                                          132,882         126,226          52,623         167,651
     Rental tools                                                     15,994          10,910           4,416          13,749
     Other                                                                 4           1,899             932           2,365
     Depreciation and amortization                                    85,060          82,170          26,529          68,574
     General and administrative                                       20,392          16,312           5,904          17,273
     Restructuring charges                                                --           3,000              --              --
     Provision for reduction in
        carrying value of certain assets                               8,300          10,607           4,055              --
                                                                ------------    ------------    ------------    ------------
Total operating expenses                                             361,825         351,323         136,484         397,563
                                                                ------------    ------------    ------------    ------------
Operating income (loss)                                               14,524         (26,770)            239          83,660
                                                                ------------    ------------    ------------    ------------
Other income and (expense):
     Interest expense                                                (57,036)        (55,928)        (17,427)        (49,389)
     Interest income                                                   3,691           1,725             619           5,732
     Gain on disposition of assets                                    17,920          39,070             605           2,289
     Other                                                             2,243           1,326            (304)          2,235
                                                                ------------    ------------    ------------    ------------
Total other income and (expense)                                     (33,182)        (13,807)        (16,507)        (39,133)
                                                                ------------    ------------    ------------    ------------
Income (loss) before income taxes                                    (18,658)        (40,577)        (16,268)         44,527
                                                                ------------    ------------    ------------    ------------
Income tax expense (benefit)                                           4,323          (2,680)         (1,635)         16,435
                                                                ------------    ------------    ------------    ------------
Income (loss) before extraordinary gain                              (22,981)        (37,897)        (14,633)         28,092

Extraordinary gain on early retirement of
     debt, net of deferred tax expense of
       $2,214                                                          3,936              --              --              --
                                                                ------------    ------------    ------------    ------------
Net income (loss)                                               $    (19,045)   $    (37,897)   $    (14,633)   $     28,092
                                                                ============    ============    ============    ============
Basic earnings (loss) per share:
     Income (loss) before extraordinary gain                    $       (.28)   $       (.49)   $       (.19)   $        .37
     Extraordinary gain                                         $        .05    $         --    $         --    $         --
     Net income (loss)                                          $       (.23)   $       (.49)   $       (.19)   $        .37

Diluted earnings (loss) per share:
     Income (loss) before extraordinary gain                    $       (.28)   $       (.49)   $       (.19)   $        .36
     Extraordinary gain                                         $        .05    $         --    $         --    $         --
     Net income (loss)                                          $       (.23)   $       (.49)   $       (.19)   $        .36

Number of common shares used in computing earnings per share:
     Basic                                                        81,758,825      77,159,461      76,828,879      76,658,100
     Diluted                                                      81,758,825      77,159,461      76,828,879      77,789,390



          See accompanying notes to consolidated financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)

                                 ASSETS             December 31,   December 31,
                                                        2000           1999
                                                    ------------   ------------
Current assets:
     Cash and cash equivalents                      $     62,480   $     45,501
     Other short-term investments                            811            777
     Accounts and notes receivable, net of
        allowance for bad debts of $3,755 in 2000
        and $5,677 in 1999                               123,474         75,411
     Rig materials and supplies                           16,500         13,766
     Other current assets                                  4,600         15,988
                                                    ------------   ------------
             Total current assets                        207,865        151,443
                                                    ------------   ------------

Property, plant and equipment, at cost:
     Drilling equipment                                  940,381        956,957
     Rental equipment                                     55,237         43,857
     Buildings, land and improvements                     22,455         20,657
     Other                                                26,066         25,291
     Construction in progress                             68,120         38,154
                                                    ------------   ------------
                                                       1,112,259      1,084,916
     Less accumulated depreciation and
        amortization                                     448,734        423,514
                                                    ------------   ------------
     Net property, plant and equipment                   663,525        661,402
                                                    ------------   ------------

Deferred charges and other assets:
     Goodwill, net of accumulated amortization
         of $27,786 in 2000 and $20,304 in 1999          196,609        204,090
     Rig materials and supplies                           12,414         13,363
     Assets held for disposition                           6,860         17,063
     Debt issuance costs                                  10,311         13,202
     Other                                                 9,835         22,180
                                                    ------------   ------------
     Total deferred charges and other assets             236,029        269,898
                                                    ------------   ------------
Total assets                                        $  1,107,419   $  1,082,743
                                                    ============   ============


          See accompanying notes to consolidated financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, CONTINUED
                             (Dollars in Thousands)



                                                             December 31,    December 31,
                                                                 2000            1999
                                                             ------------    ------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                       $      5,043    $      5,054
     Accounts payable                                              44,445          29,170
     Accrued liabilities                                           32,756          29,562
     Accrued income taxes                                           9,422           8,323
                                                             ------------    ------------
             Total current liabilities                             91,666          72,109
                                                             ------------    ------------
Long-term debt (Note 5)                                           592,584         648,577
                                                             ------------    ------------
Deferred income taxes                                              18,467          28,273
                                                             ------------    ------------
Other long-term liabilities                                         5,539           4,363
                                                             ------------    ------------
Commitments and contingencies (Note 11)                                --              --

Stockholders' equity:
     Preferred stock, $1 par value, 1,942,000
        shares authorized, no shares outstanding                       --              --
     Common stock, $.16 2/3 par value, authorized
        120,000,000 shares, issued and outstanding
        91,723,933 shares (77,372,040 shares in 1999)              15,287          12,895
     Capital in excess of par value                               431,043         343,374
     Comprehensive income-net unrealized gain
         on investments available for sale (net
         of taxes of $190 in 2000 and $908 in 1999)                   339           1,613
     Retained earnings (accumulated deficit)                      (47,506)        (28,461)
                                                             ------------    ------------
             Total stockholders' equity                           399,163         329,421
                                                             ------------    ------------
                Total liabilities and stockholders' equity   $  1,107,419    $  1,082,743
                                                             ============    ============



          See accompanying notes to consolidated financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)


                                                                                 Four
                                                 Year            Year           Months           Year
                                                Ended           Ended           Ended           Ended
                                             December 31,    December 31,    December 31,     August 31,
                                                 2000            1999            1998            1998
                                             ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                      $    (19,045)   $    (37,897)   $    (14,633)   $     28,092
      Adjustments to reconcile net income
         (loss) to net cash provided by
         operating activities:
         Depreciation and amortization             85,060          82,170          26,529          68,574
         Gain on disposition of assets            (17,920)        (39,070)           (605)         (6,851)
         Gain on early retirement of debt,
            net of deferred tax expense            (3,936)             --              --              --
         Provision for reduction in
            carrying value
            of certain assets                       8,300          10,607           4,055              --
         Deferred tax expense (benefit)           (11,302)        (13,888)         (6,147)          2,100
         Other                                      5,320           3,503           1,875           3,992
         Change in assets and liabilities:
            Accounts and notes receivable         (47,954)         28,554           7,569           8,886
            Rig materials and supplies             (1,981)           (721)           (257)         (5,544)
            Other current assets                   11,150          (3,263)            658           3,065
            Accounts payable and
                accrued liabilities                18,356         (21,569)        (10,232)         40,383

            Accrued income taxes                    1,098             747           1,544           1,128
            Other assets                              125           5,312             871            (306)
                                             ------------    ------------    ------------    ------------

      Net cash provided by operating
            activities                             27,271          14,485          11,227         143,519
                                             ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from the sale of assets             31,912          63,868           1,481          13,470
      Capital expenditures
         (net of reimbursements)                  (98,525)        (49,146)        (52,711)       (196,078)
      Acquisition of Bolifor                           --              --            (500)         (2,189)
      Acquisition of Hercules                          --              --              --        (195,599)
      Purchase of short-term investments               --            (777)             --         (18,708)
      Proceeds from sale of short-term
         investments                               16,925              --           9,999          11,547
      Other-net                                        --             650           1,000            (766)
                                             ------------    ------------    ------------    ------------
      Net cash provided by (used in)
         investing activities                     (49,688)         14,595         (40,731)       (388,323)
                                             ------------    ------------    ------------    ------------

          See accompanying notes to consolidated financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (continued)
                             (Dollars in Thousands)


                                                                                         Four
                                                         Year            Year           Months           Year
                                                        Ended           Ended           Ended           Ended
                                                     December 31,    December 31,    December 31,     August 31,
                                                         2000            1999            1998            1998
                                                     ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of debt                 $         --    $     35,186    $     10,000    $    204,692
      Proceeds from common
         stock offering, net                               87,313              --              --              --
      Payments for early retirement
         of debt                                          (43,477)             --              --              --
      Principal payments under
         debt obligations                                  (4,854)        (43,017)         (1,441)       (124,287)
      Repurchase of common stock                               --              --              --            (302)
      Other                                                   414             (62)              5               4
                                                     ------------    ------------    ------------    ------------
      Net cash provided by (used in)
         financing activities                              39,396          (7,893)          8,564          80,107
                                                     ------------    ------------    ------------    ------------
Net increase (decrease) in cash
      and cash equivalents                                 16,979          21,187         (20,940)       (164,697)

Cash and cash equivalents at
      beginning of year                                    45,501          24,314          45,254         209,951
                                                     ------------    ------------    ------------    ------------

Cash and cash equivalents at
      end of year                                    $     62,480    $     45,501    $     24,314    $     45,254
                                                     ============    ============    ============    ============
Supplemental disclosures of cash
      flow information:
Cash paid during the year for:
         Interest                                    $     56,608    $     56,806    $     22,802    $     46,892
         Income taxes                                $     14,527    $     10,461    $      2,968    $     13,207

Supplemental noncash investing and
      financing activity:
      1.0 million shares of Unit
         Corporation stock received on
         sale of U.S. lower-48 land rigs             $         --    $      7,562    $         --    $         --

      Net unrealized gain (loss) on
         investments available for sale
         (net of taxes of $717 in 2000
         and $908 in 1999)                           $     (1,274)   $      1,613    $         --    $         --

      Note receivable for sale of
         platform rig                                $         --    $      1,645    $         --    $         --

          See accompanying notes to consolidated financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
      Consolidated Statement of Stockholders' Equity (Dollars in Thousands)

                                                                            Capital         Retained
                                                                           in excess        earnings
                                            Preferred       Common          of par        (accumulated
                                              stock          stock           value          deficit)          Other
                                           ------------   ------------    ------------    ------------    ------------
Balances, August 31, 1997                  $         --   $     12,780    $    340,243    $     (4,023)   $       (277)

      Activity in employees' stock plans             --             20           1,152              --             277

      Acquisition of stock from
        certain employees                            --             (6)           (296)             --              --

      Net income                                     --             --              --          28,092              --
                                           ------------   ------------    ------------    ------------    ------------
Balances, August 31, 1998                            --         12,794         341,099          24,069              --

      Activity in employees' stock plans             --             21             600              --              --

      Net loss                                       --             --              --         (14,633)             --
                                           ------------   ------------    ------------    ------------    ------------
Balances, December 31, 1998                          --         12,815         341,699           9,436              --

      Activity in employees' stock plans             --             83           1,738              --              --

      Acquisition of stock from
        certain employees                            --             (3)            (63)             --              --

      Comprehensive Income -
        Net unrealized gain on
        investments
        (net of taxes of $908)                       --             --              --              --           1,613

      Net loss (total comprehensive
        loss of $36,284)                             --             --              --         (37,897)             --
                                           ------------   ------------    ------------    ------------    ------------
Balances, December 31, 1999                          --         12,895         343,374         (28,461)          1,613
                                           ------------   ------------    ------------    ------------    ------------
      Activity in employees' stock plans             --             92           2,656              --              --

      Issuance of 13,800,000
        common shares                                --          2,300          85,013              --              --

      Comprehensive Income -
        Net unrealized loss on
        investments available for
        sale (net of taxes of $717)                  --             --              --              --          (1,274)

      Net loss (total
        comprehensive loss of $20,319)               --             --              --         (19,045)             --
                                           ------------   ------------    ------------    ------------    ------------
Balances, December 31, 2000                $         --   $     15,287    $    431,043    $    (47,506)   $        339
                                           ============   ============    ============    ============    ============


        See accompanying notes to the consolidated financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

     Consolidation - The consolidated financial statements include the accounts of Parker Drilling Company ("Parker Drilling") and all of its majority-owned subsidiaries (collectively, the "Company").

     Operations - The Company provides land and offshore contract drilling services and rental tools on a worldwide basis to major, independent and foreign-owned oil and gas companies. At December 31, 2000, the Company's rig fleet consists of 27 barge drilling and workover rigs, seven offshore jackup rigs, four offshore platform rigs and 47 land rigs. The Company specializes in the drilling of deep and difficult wells, drilling in remote and harsh environments, drilling in transition zones and offshore waters, and in providing specialized rental tools. The Company also provides a range of services that are ancillary to its principal drilling services, including engineering, logistics and construction, as well as various types of project management.

     Change in Fiscal Year - The Company changed its fiscal year end from August 31 to December 31, effective for the fiscal year beginning January 1, 1999. The Company's transition period included the four months from September 1 through December 31, 1998, (the "Transition Period").

     Drilling Contracts and Rental Revenues - The Company recognizes revenues and expenses on dayrate contracts as the drilling progresses (percentage-of-completion method) because the Company does not bear the risk of completion of the well. For meterage contracts, the Company recognizes the revenues and expenses upon completion of the well (completed-contract method). Revenues from rental activities are recognized over the rental term which is generally less than six months.

     Cash and Cash Equivalents - For purposes of the balance sheet and the statement of cash flows, the Company considers cash equivalents to be all highly liquid debt instruments that have a remaining maturity of three months or less at the date of purchase.

     Other Short-Term Investments - Other short-term investments include primarily certificates of deposit, U.S. government securities and commercial paper having remaining maturities of greater than three months at the date of purchase and are stated at the lower of cost or market.

     Property, Plant and Equipment - The Company provides for depreciation of property, plant and equipment primarily on the straight-line method over the estimated useful lives of the assets after provision for salvage value. The depreciable lives for land drilling equipment approximate 15 years. The depreciable lives for offshore drilling equipment generally range from 15 to 20 years. The depreciable lives for certain other equipment, including drill pipe, range from three to seven years. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Management periodically evaluates the Company's assets to determine that their net carrying value is not in excess of their net realizable value. Management considers a number of factors such as estimated future cash flows, appraisals and current market value analysis in determining net realizable value. Assets are written down to their fair value if it is below its net carrying value. In addition, interest totaling approximately $0.5 million, $3.0 million, $1.7 million and $3.5 million were capitalized during the years ended December 31, 2000 and 1999, the four months ended December 31, 1998, and the fiscal year ended August 31, 1998, respectively.

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

     Rig Materials and Supplies - Since the Company's international drilling generally occurs in remote locations, making timely outside delivery of spare parts uncertain, a complement of parts and supplies is maintained either at the drilling site or in warehouses close to the operations. During periods of high rig utilization, these parts are generally consumed and replenished within a one-year period. During a period of lower rig utilization in a particular location, the parts, like the related idle rigs, are generally not transferred to other international locations until new contracts are obtained because of the significant transportation costs which would result from such transfers. The Company classifies those parts which are not expected to be utilized in the following year as long-term assets.

     Other Assets - Other assets includes the Company's investment in marketable equity securities. Equity securities that are classified as available for sale are stated at fair value as determined by quoted market prices. Unrealized holding gains and losses are excluded from current earnings and are included in comprehensive income, net of taxes, in a separate component of stockholders' equity until realized. At December 31, 2000 and 1999, the fair value of equity securities totaled $1.7 million and $11.5 million, respectively.

     In computing realized gains and losses on the sale of equity securities, the cost of the equity securities sold is determined using the specific cost of the security when originally purchased.

     Other Long-Term Obligations - Included in this account is the accrual of workers' compensation liability.

     Income Taxes - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Earnings (Loss) Per Share (EPS) - Basic earnings (loss) per share is computed by dividing net income (loss), as adjusted for dividends on preferred stock, by the weighted average number of common shares outstanding during the period. The effect of dilutive securities is included in the diluted EPS calculation, when applicable.

     Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and gas companies. The Company generally does not require collateral on its trade receivables.

     Due to political and currency instability in Indonesia during 1997 and 1998, the development of certain power plant projects, for which the Company's subsidiaries were involved by their providing of management, technical and training support to an Indonesian drilling contractor, was postponed or delayed. As a result, the customer, which was leading the development of the projects, defaulted on payments to the Indonesian contractor, causing the Indonesian contractor to initiate arbitration against two subsidiaries of the customer to collect these delinquent payments. In 1999, the arbitration panels awarded the Indonesian contractor approximately $8.5 million including interest. Due to the uncertainty over the economic viability of the power plant projects and timing of repayment of guarantees by the Indonesian government, the Indonesian contractor elected to accept a settlement of the outstanding awards, which will result in the payment of approximately $6.0 million to the Company's subsidiaries by the end of 2001.

     The Company places substantially all its interest-bearing investments with major financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. At December 31, 2000 and 1999, the Company had deposits in domestic banks in excess of federally insured limits of approximately $65.9 million and $51.7 million, respectively. In addition, the Company had deposits in foreign banks at December 31, 2000 and 1999 of $3.3 million and $2.9 million, respectively, which are not federally insured.

     The Company's drilling customer base consists of major, independent and foreign-owned oil and gas companies. Shell Petroleum Development Company of Nigeria was the Company's largest customer for the years 2000 and 1999, accounting for approximately 10 percent of total revenues in both years. For fiscal year 1998, Chevron was the Company's largest customer with approximately 15 percent of total revenues.

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

     The acquisition has been accounted for by the purchase method of accounting; and, the reported financial results include the Hercules operations from the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was $83.9 million and has been recorded as goodwill.

     The summarized unaudited pro forma information for the year ended August 31, 1998, as if the acquisitions of the Hercules companies had occurred September 1, 1997 is as follows (in thousands except per share amount): revenues
- $506,627; net income - $30,876; and earnings per share (diluted) - $.40.

Note 3 - Disposition of Assets

     On November 20, 2000, the Company sold its last remaining U.S. land rig, Rig 245 in Alaska, for $20.0 million. The Company recognized a pre-tax gain of $14.9 million during the fourth quarter of 2000.

     On September 30, 1999, the Company completed the sale of its U.S. lower-48 land rigs to Unit Corporation for $40.0 million cash plus one million shares of Unit common stock. The value of such common stock, based on the closing price for Unit's common stock on September 30, 1999 approximated $7.6 million. The Company recognized a pre-tax gain of $36.1 million during September, 1999. During September 2000, the Company sold the one million shares of Unit common stock for $15.0 million. The Company recognized a pre-tax gain of approximately $7.4 million during the third quarter of 2000.

     During October 1999, the Company sold its Argentina drilling rigs and inventories (previously classified as assets held for sale) plus one operating drilling rig, Rig 9 in Bolivia, for total consideration of approximately $9.3 million. The Company recognized a pre-tax gain of approximately $0.8 million during October 1999 related primarily to the Bolivia rig.


Note 4 - Assets Held for Disposition

     In the third quarter of 1999, it was decided that barge Rig 80, the Gulf Explorer, would be actively marketed for disposition. The Company reduced the carrying value by $2.5 million to record the rig at its estimated net realizable value of $9.0 million. During the fourth quarter of 2000, due to the continued sluggish drilling market in Southeast Asia, the Company reduced the carrying value of the Gulf Explorer by an additional $8.3 million. The net realizable value of the rig is included in assets held for disposition.

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

Note 5 - Long-Term Debt


December 31,                                                                          2000         1999
                                                                                   (Dollars in Thousands)
---------------------------------------------------------------------------------------------------------
Senior Notes payable in November 2006 with interest
       of 9.75% payable semi-annually in May and November, net of unamortized discount of $1,381 and $1,616 at December 31, 2000 and 1999, respectively
       (effective interest rate of 9.88%)                                          $  298,619   $  298,384

Senior Notes payable in November 2006 with interest of 9.75% payable semi-annually in May and November, net of unamortized premium of $3,888 and $4,545 at December 31, 2000 and 1999, respectively
       (effective interest rate of 8.97%)                                             153,868      154,545

Convertible Subordinated Notes payable in July 2004
       with interest of 5.5% payable semi-annually in
       February and August                                                            124,509      175,000

Revolving Credit Facility with interest at prime plus
       0.50% or LIBOR plus 2.50%                                                           --           --

Secured promissory note to Boeing Capital Corporation
       with interest at 10.1278%.  Principal and interest
       payable monthly over a 60-month term                                            20,110       24,198

Other                                                                                     521        1,504
                                                                                   ----------   ----------
Total debt                                                                            597,627      653,631
Less current portion                                                                    5,043        5,054
                                                                                   ----------   ----------
Total long-term debt                                                               $  592,584   $  648,577
                                                                                   ==========   ==========

     The aggregate maturities of long-term debt for the five years ending December 31, 2005 are as follows (000's): 2001 - $5,043; 2002 - $5,009; 2003 -
$5,536; 2004 - $129,565; 2005 - $0.

     The Senior Notes, which mature in 2006, were initially issued in November 1996 and in March 1998 in amounts of $300 million (Series B) and $150 million (Series C), respectively. The $300 million issue was sold at a $2.4 million discount while the $150 million issue was sold at a premium of $5.7 million. In May 1998, a registration statement was filed by the Company which offered to exchange the Series B and C Notes for new Series D Notes. The form and terms of the Series D Notes are identical in all material respects to the form and terms of the Series B and C Notes, except for certain transfer restrictions and registration rights relating to the Series C Notes. All of the Series B Notes except $189 thousand and all of the Series C Notes were exchanged for new Series D Notes per this offering. The Notes have an interest rate of 9 3/4 percent and are guaranteed by substantially all subsidiaries of Parker Drilling, all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries. The non-guarantors are inconsequential, individually and in the aggregate, to the consolidated financial statements and separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors.

     In anticipation of funding the Hercules acquisition, in July 1997, the Company issued $175 million of Convertible Subordinated Notes due 2004. The Notes bear interest at 5.5 percent payable semi-annually in February and August. The Notes are convertible at the option of the holder into shares of common stock of Parker Drilling at $15.39 per share at any time prior to maturity. The Notes will be redeemable at the option of the Company at any time after July 2000 at certain stipulated prices. During the fourth quarter of 2000, the Company repurchased on the open market $50.5 million principal amount of the 5.5% Notes at an average price of 86.11 percent of face value. The Note repurchases were funded with proceeds from an equity offering in September 2000, whereby the Company sold 13.8 million shares of common stock for net proceeds of approximately $87.3 million. The amount of outstanding Notes at the end of 2000 was $124.5 million.

     On October 22, 1999, the Company entered into a $50.0 million revolving loan facility with a group of banks led by Bank of America. The new facility is available for working capital requirements, general corporate purposes and to support letters of credit. At December 31, 2000, no amounts have been drawn down against the facility but $14.6 million of availability has been used to support letters of credit that have been issued. The revolver is collateralized by accounts receivable, inventory and certain barge rigs located in the Gulf of Mexico. The facility will terminate on October 22, 2003.

     On October 7, 1999, a wholly-owned subsidiary of the Company entered into a loan agreement with Boeing Capital Corporation for the refinancing of a portion of the capital cost of barge Rig 75. The loan principal of approximately $24.8 million plus interest is to be repaid in 60 monthly payments of approximately $0.5 million. The loan is collateralized by barge Rig 75 and is guaranteed by Parker Drilling.

     Each of the 9 3/4% Senior Notes, 5 1/2% Convertible Subordinated Notes and the revolving loan facility contains customary affirmative and negative covenants, including restrictions on incurrence of debt and sales of assets. The revolving loan facility prohibits payment of dividends and the indenture for the 9 3/4% Senior Notes restricts the payment of dividends.

Note 6 - Income Taxes

     Income (loss) before income taxes and extraordinary gain (in thousands) is summarized as follows:

                    Year            Year        Four Months         Year
                   Ended           Ended           Ended           Ended
                December 31,    December 31,    December 31,     August 31,
                    2000            1999            1998            1998
                ------------    ------------    ------------    ------------
United States   $    (29,253)   $    (47,526)   $    (19,249)   $      7,682

Foreign               10,595           6,949           2,981          36,845
                ------------    ------------    ------------    ------------
                $    (18,658)   $    (40,577)   $    (16,268)   $     44,527
                ============    ============    ============    ============



     Income tax expense (benefit) (in thousands) is summarized as follows:

                           Year            Year        Four Months         Year
                          Ended           Ended           Ended           Ended
                       December 31,    December 31,    December 31,     August 31,
                           2000            1999            1998            1998
                       ------------    ------------    ------------    ------------
Current:
      United States:
        Federal        $         --    $         --    $         --    $         --
        State                    --             838              21              50
      Foreign                15,625          10,370           4,491          14,285

Deferred:
      United States:
        Federal             (10,988)        (13,552)         (5,976)          2,042
        State                  (314)           (336)           (171)             58
                       ------------    ------------    ------------    ------------
                       $      4,323    $     (2,680)   $     (1,635)   $     16,435
                       ============    ============    ============    ============


Total income tax expense (benefit) (in thousands) differs from the amount computed by multiplying income (loss) before income taxes by the U.S. federal income tax statutory rate. The reasons for this difference are as follows:

                                                                            Four Months
                           Year Ended               Year Ended                 Ended                  Year Ended
                          December 31,             December 31,             December 31,              August 31,
                              2000                     1999                     1998                     1998
                      --------------------     --------------------     --------------------     --------------------
                                    % of                     % of                     % of                     % of
                                   pretax                   pretax                   pretax                   pretax
                       Amount      income       Amount      income       Amount      income       Amount      income
                      --------    --------     --------    --------     --------    --------     --------    --------
Computed expected
      tax expense
      (benefit)       $ (6,530)        (35%)   $(14,202)        (35%)   $ (5,694)        (35%)   $ 15,584          35%
Foreign taxes           10,156          54%       6,741          17%       2,919          18%       1,389           3%
Utilization of loss
      carryforwards         --          --           --          --           --          --       (1,973)         (4%)
Change in valuation
      allowance         (6,097)        (33%)         --          --           --          --           --          --
Foreign corporation
      losses             4,253          23%       2,438           6%          --          --           --          --
Goodwill
      amortization       1,488           8%       1,488           4%         584           4%       1,162           2%
Other                    1,053           6%         855           1%         556           3%         273           1%
                      --------    --------     --------    --------     --------    --------     --------    --------
Actual tax expense
      (benefit)       $  4,323          23%    $ (2,680)         (7%)   $ (1,635)        (10%)   $ 16,435          37%
                      ========    ========     ========    ========     ========    ========     ========    ========

     The components of the Company's tax assets and (liabilities) as of December 31, 2000 and 1999 are shown below (in thousands):


                                                 December 31,
                                              2000          1999
                                           ----------    ----------
Deferred tax assets:
        Net operating loss carryforwards   $   61,796    $   83,209
        Reserves established against
           realization of certain assets        2,304         2,430
        Accruals not currently
           deductible for tax purposes          6,476         5,654
                                           ----------    ----------
                                               70,576        91,293

Deferred tax liabilities:
        Property, plant and equipment         (59,090)      (76,188)
        Goodwill                               (4,824)       (3,361)
        Unrealized gain on investments
           held for sale                         (190)         (908)
                                           ----------    ----------
Net deferred tax asset                          6,472        10,836
Valuation allowance                           (24,939)      (39,109)
                                           ----------    ----------
Deferred income tax liability              $  (18,467)   $  (28,273)
                                           ==========    ==========


     At December 31, 2000, the Company had $171,656,000 of net operating loss carryforwards. For tax purposes the net operating loss carryforwards expire over a 20-year period ending August 31 as follows (000's): 2001-$58,830,000; 2002-$32,947,000; 2003-$0; 2004-$5,184,000; thereafter-$119,195,000. The Company has recorded a valuation allowance of $24,939,000 with respect to its deferred tax asset. However, the amount of the asset considered realizable could be different in the near term if estimates of future taxable income change.

Note 7 - Common Stock and Stockholders' Equity


     In September 2000, the Company sold 13.8 million common shares in a public offering, resulting in net proceeds (after deducting issuance costs) of $87.3 million. The proceeds will be used to acquire, upgrade and refurbish certain offshore and land drilling rigs and for general corporate purposes, including the repayment of debt (see Note 5).


Stock Plans

     The Company's employee and non-employee director stock plans are summarized as follows:

     The 1994 Non-Employee Director Stock Option Plan ("Director Plan") provides for the issuance of options to purchase up to 200,000 shares of Parker Drilling's common stock. The option price per share is equal to the fair market value of a Parker Drilling share on the date of grant. The term of each option is ten years, and an option first becomes exercisable six months after the date of grant. All shares available for issuance under this plan have been granted.

     The 1994 Executive Stock Option Plan provides that the directors may grant a maximum of 2,400,000 shares to key employees of the Company and its subsidiaries through the granting of stock options, stock appreciation rights and restricted and deferred stock awards. The option price per share may not be less than 50 percent of the fair market value of a share on the date the option is granted, and the maximum term of a non-qualified option may not exceed 15 years and the maximum term of an incentive option is 10 years. All shares available for issuance under this plan have been granted.

     The 1997 Stock Plan is a "broad-based" stock plan, based on the interim rules of the New York Stock Exchange, that provides that the directors may grant stock options and restricted stock awards up to a maximum of 4,000,000 shares to all employees of the Company who, in the opinion of the board of directors, are in a position to contribute to the growth, management and success of the Company. More than 50 percent of all awards under this plan have been awarded to employees who are non-executive officers. The option price per share may not be less than the fair market value on the date the option is granted for incentive options and not less than par value of a share of common stock for non-qualified options. The maximum term of an incentive option is 10 years and the maximum term of a non-qualified option is 15 years. In July 1999, 2,000,000 additional shares were registered with the SEC for granting under the 1997 Stock Plan. As of December 31, 2000, there were 1,145,250 shares available for granting.

     Information regarding the Company's stock option plans is summarized below:

                                             1994 Director Plan
                                         ---------------------------
                                                         Weighted
                                                          Average
                                                         Exercise
                                            Shares         Price
                                         ------------   ------------
Shares under option:
      Outstanding at August 31, 1997          170,000   $      8.303
      Granted                                  20,000         12.094
      Exercised                                    --             --
      Cancelled                                    --             --
                                         ------------   ------------
      Outstanding at August 31, 1998          190,000          8.702
      Granted                                      --             --
      Exercised                                    --             --
      Cancelled                                    --             --
                                         ------------   ------------
      Outstanding at December 31, 1998        190,000          8.702
      Granted                                  10,000          3.281
      Exercised                                    --             --
      Cancelled                                    --             --
                                         ------------   ------------
      Outstanding at December 31, 1999        200,000          8.431
      Granted                                      --             --
      Exercised                                    --             --
      Cancelled                                    --             --
                                         ------------   ------------
      Outstanding at December 31, 2000        200,000   $      8.431
                                         ------------   ------------

                                                         1994 Option Plan
                                                                        Non-Qualified
                                            Incentive Options              Options
                                         -----------------------   ------------------------
                                                       Weighted                   Weighted
                                                       Average                    Average
                                                       Exercise                   Exercise
                                           Shares       Price        Shares        Price
                                         ----------   ----------   ----------    ----------
Shares under option:
      Outstanding at August 31, 1997        622,564   $    7.227    1,591,436    $    7.500
      Granted                                    --           --           --            --
      Exercised                                  --           --       (2,000)        2.250
      Cancelled                                  --           --           --            --
                                         ----------   ----------   ----------    ----------
      Outstanding at August 31, 1998        622,564        7.227    1,589,436         7.507
      Granted                                    --           --           --            --
      Exercised                                  --           --       (2,500)        2.250
      Cancelled                                  --           --           --            --
                                         ----------   ----------   ----------    ----------
      Outstanding at December 31, 1998      622,564        7.227    1,586,936         7.516
      Granted                                    --           --           --            --
      Exercised                                  --           --           --            --
      Cancelled                                  --           --           --            --
                                         ----------   ----------   ----------    ----------
      Outstanding at December 31, 1999      622,564        7.227    1,586,936         7.516
      Granted                                    --           --           --            --
      Exercised                                  --           --      (18,750)        2.250
      Cancelled                                  --           --           --            --
                                         ----------   ----------   ----------    ----------
      Outstanding at December 31, 2000      622,564   $    7.227    1,568,186    $    7.577
                                         ----------   ----------   ----------    ----------

                                                           1997 Stock Plan
                                         ---------------------------------------------------
                                                                         Non-Qualified
                                             Incentive Options              Options
                                         ------------------------   ------------------------
                                                        Weighted                   Weighted
                                                        Average                    Average
                                                        Exercise                   Exercise
                                           Shares        Price        Shares        Price
                                         ----------    ----------   ----------    ----------
Shares under option:
      Outstanding at August 31, 1997        739,685    $    8.875    1,060,315    $    8.875
      Granted                             1,149,220        12.022      261,280        10.813
      Exercised                                  --            --           --            --
      Cancelled                             (15,000)       12.188           --            --
                                         ----------    ----------   ----------    ----------
      Outstanding at August 31, 1998      1,873,905        10.750    1,321,595         9.258
      Granted                                    --            --           --            --
      Exercised                                  --            --           --            --
      Cancelled                                  --            --           --            --
                                         ----------    ----------   ----------    ----------
      Outstanding at December 31, 1998    1,873,905        10.750    1,321,595         9.258
      Granted                             1,003,021         3.189      897,979         3.232
      Exercised                              (1,011)        3.188         (239)        3.188
      Cancelled                             (81,740)       11.410     (153,760)       10.813
                                         ----------    ----------   ----------    ----------
      Outstanding at December 31, 1999    2,794,175         8.038    2,065,575         6.523
      Granted                                50,000         5.938       15,000         5.062
      Exercised                             (92,094)        3.188      (24,370)        3.188
      Cancelled                             (30,130)        8.564       (2,870)        3.188
                                         ----------    ----------   ----------    ----------
      Outstanding at December 31, 2000    2,721,951    $    8.158    2,053,335    $    6.556
                                         ----------    ----------   ----------    ----------

                                                                                                Outstanding Options
                                                                                            ----------------------------
                                                                                            Weighted
                                                                                            Average           Weighted
                                                                                            Remaining         Average
                                                                           Number of        Contractual       Exercise
Plan                                 Exercise Prices                       Shares           Life              Price
--------------------------           --------------------------------      ---------        -------------     ----------
1994 Director Plan                   $     3.281    -    $      6.125         40,000        5.4     years     $    4.827
                                     $     8.875    -    $     12.094        160,000        6.5     years     $    9.332


1994 Executive Option Plan
     Incentive Option                $     4.500                             234,554        4.0     years     $    4.500
     Incentive Option                $     8.875                             388,010        6.4     years     $    8.875
     Non-qualified                   $     2.250    -    $      4.50         436,196        4.0     years     $    4.207
     Non-qualified                   $     8.875                           1,131,990        6.4     years     $    8.875

1997 Stock Plan
     Incentive Option                $     3.188    -    $      5.938        947,786        5.4     years     $    3.334
     Incentive Option                $     8.875    -    $     12.188      1,774,165        6.2     years     $   10.750
     Non-qualified                   $     3.188    -    $      5.062        885,500        5.3     years     $    3.263
     Non-qualified                   $     8.875    -    $     10.183      1,167,835        6.6     years     $    9.054



                                                                                     Exercisable Options
                                                                                -------------------------------
                                                                                                 Weighted
                                                                                Number of        Average
Plan                                        Exercise Prices                     Shares           Exercise Price
--------------------------                  -------------------------------     ------------     --------------
1994 Director Plan                          $     3.281    -   $      6.125           40,000     $        4.829
                                            $     8.875    -   $     12.094          136,000     $        9.413


1994 Executive Option Plan
      Incentive Option                      $     4.500                              234,554     $        4.500
      Incentive Option                      $     8.875                              388,010     $        8.875
      Non-qualified                         $     2.250    -   $      4.500          436,196     $        4.207
      Non-qualified                         $     8.875                            1,131,990     $        8.875

1997 Stock Plan
      Incentive Option                      $     3.188    -   $      5.938          357,100     $        3.286
      Incentive Option                      $     8.875    -   $     12.188        1,339,034     $       10.824
      Non-qualified                         $     3.188    -   $      5.062          553,135     $        3.309
      Non-qualified                         $     8.875    -   $     10.183          686,366     $        9.057

     The Company has three additional stock plans which provide for the issuance of stock for no cash consideration to officers and key non-officer employees. Under two of the plans, each employee receiving a grant of shares may dispose of 15 percent of his/her grant on each annual anniversary date from the date of grant for the first four years and the remaining 40 percent on the fifth year anniversary. These two plans have a total of 11,375 shares reserved and available for granting. Shares granted under the third plan are fully vested no earlier than 24 months from the effective date of the grant and not later than 36 months. The plan has a total of 1,562,195 shares reserved and available for granting. No shares were granted under these plans in 2000 and 1999, the transition period and fiscal 1998.

     The fair market value of the common stock at date of grant which exceeds the option price of shares granted under any of the plans is recorded as deferred compensation and amortized to expense over the period during which the restrictions lapse. Deferred compensation is shown as a deduction from stockholders' equity. All such costs had been fully amortized as of August 31, 1998.

     During 1999, the Company purchased 15,195 shares at an average price of $4.31 per share from certain of its employees who had received stock grants under the Company's stock plans. During fiscal 1998, the Company purchased 36,562 shares from certain of its employees who had received stock grants under the Company's stock plans. Total shares purchased from employees and treated as treasury stock were 402,607 for the fiscal year ended August 31, 1998. Currently, 497,323 shares are held in Treasury. The Company acquired the shares at then current market prices (weighted average price was $8.28 per share in fiscal 1998). The proceeds were used to pay the employees' tax withholding obligations arising from the vesting of shares under the Plans.

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

                                 Year            Year         Four Months        Year
                                Ended           Ended           Ended           Ended
                             December 31,    December 31,    December 31,     August 31,
                                 2000            1999            1998            1998
                             ------------    ------------    ------------    ------------
                                                    (In thousands)
Income (loss) before
      extraordinary gain:
         As reported         $    (22,981)   $    (37,897)   $    (14,633)   $     28,092
         Pro forma           $    (25,941)   $    (45,925)   $    (16,605)   $     21,922

Earnings (loss) per share
      before extraordinary
      gain, diluted:
      As reported            $       (.28)   $       (.49)   $       (.19)   $        .36
      Pro forma              $       (.32)   $       (.59)   $       (.22)   $        .28


The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following assumptions:


Expected dividend yield                                 0.0%
Expected stock volatility                               44.0%                 in fiscal year 1998
                                                        49.0%                 for the Transition Period
                                                        49.0%                 in 1999
                                                        51.6%                 in 2000
Risk-free interest rate                                 5.4 - 6.7%
Expected life of options                                5 - 7 years


The fair values of options granted during the year ended December 31, 1999 and the fiscal year 1998 under the Director Plan were $16,500 and $115,000, respectively. Options granted in fiscal 1998 under the 1997 Stock Plan had a fair value of $8,585,100. Options granted in 2000 and 1999 under the 1997 Stock Plan had a fair value of $202,900 and $3,262,749, respectively.

Stock Reserved For Issuance

The following is a summary of common stock reserved for issuance:

                                           December 31,
                                        2000         1999
                                     ----------   ----------
Stock Plans                           9,969,570    9,983,070
Stock Bonus Plan                        106,375      965,621
Convertible Notes                     8,090,254   11,371,020
                                     ----------   ----------

Total shares reserved for issuance   18,166,199   22,319,711
                                     ==========   ==========



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

     The rights may only be exercised 10 days following a public announcement that a third party has acquired 15 percent or more of the outstanding common shares of the Company or 10 days following the commencement of, or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a third party of 15 percent or more of the common shares. When exercisable, each right will entitle the holder to purchase one one-thousandth share of the new series of junior participating preferred stock at an exercise price of $30, subject to adjustment. If a person or group acquires 15 percent or more of the outstanding common shares of the Company, each right, in the absence of timely redemption of the rights by the Company, will entitle the holder, other than the acquiring party, to purchase for $30, common shares of the Company having a market value of twice that amount.

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

Note 8 - Reconciliation of Income and Number of Shares Used to Calculate Basic and Diluted Earnings Per Share (EPS)



                                For the Twelve Months Ended December 31, 2000
                                ---------------------------------------------
                                 Income (loss)      Shares        Per-Share
                                  (Numerator)    (Denominator)     Amount
Basic EPS:
Loss before extraordinary gain   $(22,981,000)     81,758,825   $       (.28)
Extraordinary gain                  3,936,000      81,758,825            .05
Net loss                          (19,045,000)     81,758,825           (.23)

Effect of dilutive securities:
Stock options and grants                                   --

Diluted EPS:
Loss before extraordinary gain    (22,981,000)     81,758,825           (.28)
Extraordinary gain                  3,936,000      81,758,825            .05
Net income (loss) + assumed
      conversions                $(19,045,000)     81,758,825   $       (.23)
                                 ============    ============   ============



                                 For the Twelve Months Ended December 31, 1999
                                 ---------------------------------------------
                                 Income (loss)      Shares         Per-Share
                                  (Numerator)    (Denominator)      Amount
Basic EPS:
Net loss                         $(37,897,000)     77,159,461   $       (.49)

Effect of dilutive securities:
Stock options and grants                                   --

Diluted EPS:
Net loss + assumed
      conversions                $(37,897,000)     77,159,461   $       (.49)
                                 ============    ============   ============

Note 8 - Reconciliation of Income and Number of Shares Used to Calculate Basic and Diluted Earnings Per Share (EPS) (continued)


                                 For the Four Months Ended December 31, 1998
                                 -------------------------------------------
                                 Income (loss)      Shares        Per-Share
                                  (Numerator)    (Denominator)     Amount
Basic EPS:
Net loss                         $(14,633,000)     76,828,879   $       (.19)

Effect of dilutive securities:
Stock options and grants                                   --

Diluted EPS:
Net loss + assumed
      conversions                $(14,633,000)     76,828,879   $       (.19)
                                 ============    ============   ============


                                 For the Twelve Months Ended August 31, 1998
                                 -------------------------------------------
                                 Income (loss)     Shares        Per-Share
                                  (Numerator)   (Denominator)     Amount
Basic EPS:
Net income                       $ 28,092,000     76,658,100   $        .37

Effect of dilutive securities:
Stock options and grants                           1,131,290

Diluted EPS:
Net income + assumed
      conversions                $ 28,092,000     77,789,390   $        .36
                                 ============   ============   ============

Note 8 - Reconciliation of Income and Number of Shares Used to Calculate Basic and Diluted Earnings Per Share (EPS) (continued)

     The Company has outstanding $124,509,000 of 5.5% Convertible Subordinated Notes, which are convertible into 8,090,254 shares of common stock at $15.39 per share. The Notes have been outstanding since their issuance in July 1997, but were not included in the computation of diluted EPS because the assumed conversion of the Notes would have had an anti-dilutive effect on EPS. For the years ended December 31, 2000 and 1999, and four months ended December 31, 1998, options to purchase 7,166,036, 7,269,250 and 5,595,000 shares of common stock, respectively, at prices ranging from $2.25 to $12.1875, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss during those periods. In addition, for the fiscal year ended August 31, 1998, options to purchase 995,500, 400,000 and 20,000 shares of common stock at $12.1875, $10.8125 and $12.0938, respectively, which were outstanding during part of the period, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the period.


Note 9 - Employee Benefit Plans

     The Parker Drilling Company Stock Bonus Plan ("Plan") was adopted effective September 1980 for employees of Parker Drilling and its subsidiaries who are U.S. citizens and who have completed three months of service with the Company. It was amended in 1983 to qualify as a 401(k) plan under the Internal Revenue Code which permits a specified percentage of an employee's salary to be voluntarily contributed on a before-tax basis and to provide for a Company matching feature. Participants may contribute from one percent to 15 percent of eligible earnings and direct contributions to one or more of 10 investment funds. The Plan was amended and restated, effective January 1, 1999, to provide for dollar-for-dollar matching contributions by the Company up to three percent of a participant's compensation and $.50 for every dollar contributed from three percent to five percent. The Company's matching contribution is made in Parker Drilling common stock. The Plan was amended and restated on April 1, 1996, for the purpose of adding loans and daily record keeping. The Plan was further amended, effective September 1, 1996, to provide for immediate vesting of participants in the full amount of the Company's past and future contributions. Each Plan year, additional Company contributions can be made, at the discretion of the Board of Directors, in amounts not exceeding the permissible deductions under the Internal Revenue Code. The Company issued 361,855 and 498,654 shares to the Plan in 2000 and 1999, 119,390 shares to the Plan during the transition period and 119,809 shares to the Plan in fiscal 1998, with the Company recognizing expense of $2,037,000, $1,796,000, $374,000 and $1,167,000 in each of the periods, respectively.

Note 10 - Business Segments

     In fiscal 1997, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and organized its segments according to services provided: land drilling, offshore drilling and rental tools. During the second quarter of 1999, the Company restructured its worldwide drilling operations into two primary business units, U.S. operations and international operations. This is the basis management uses for making operating decisions and assessing performance. Accordingly, the Company has changed its segments to include U.S. drilling, international drilling and rental tools and has restated the segment information for the four months ended December 31, 1998 and the fiscal year ended August 31, 1998. The primary services the Company provides are as follows: U.S. land and offshore drilling, international land and offshore drilling and rental tools.

     Information regarding the Company's operations by industry segment and geographic area is as follows:



                                                                Four Months
                                 Year Ended      Year Ended        Ended         Year Ended
                                December 31,    December 31,    December 31,     August 31,
                                    2000            1999            1998            1998
                                ------------    ------------    ------------    ------------
        Operations by                              (Dollars in Thousands)
      Industry Segment
----------------------------
Revenues:
      U.S. drilling             $    148,411    $    113,715    $     49,648    $    197,084
      International drilling         185,100         182,908          76,248         249,481
      Rental tools                    42,833          27,656          10,245          32,723
      Other                                5             274             582           1,935
                                ------------    ------------    ------------    ------------
Total revenues                  $    376,349    $    324,553    $    136,723    $    481,223
                                ------------    ------------    ------------    ------------
Operating income (loss):
      U.S. drilling             $     (2,713)   $    (41,508)   $     (7,814)   $     25,148
      International drilling             569          10,037           6,048          47,519
      Rental tools                    16,667           7,356           2,926          11,551
      Other                                1          (2,655)           (921)           (558)
                                ------------    ------------    ------------    ------------

Total operating income (loss)         14,524         (26,770)            239          83,660
Interest expense                     (57,036)        (55,928)        (17,427)        (49,389)
Other income (expense) - net          23,854          42,121             920          10,256
                                ------------    ------------    ------------    ------------
Income (loss) before taxes      $    (18,658)   $    (40,577)   $    (16,268)   $     44,527
                                ============    ============    ============    ============
Identifiable assets:
      U.S. drilling             $    356,090    $    386,385    $    446,820    $    446,927
      International drilling         412,839         357,906         419,640         410,034
      Rental tools                    57,550          43,356          45,533          44,040
      Other                           11,943          13,034          16,696          15,984
                                ------------    ------------    ------------    ------------

Total identifiable assets            838,422         800,681         928,689         916,985

Corporate assets                     268,997         282,062         230,637         283,559
                                ------------    ------------    ------------    ------------
Total assets                    $  1,107,419    $  1,082,743    $  1,159,326    $  1,200,544
                                ============    ============    ============    ============

     Information regarding the Company's operations by industry segment and geographic area is as follows: (continued)


                                                             Four Months
                                Year Ended     Year Ended       Ended        Year Ended
                               December 31,   December 31,   December 31,    August 31,
                                   2000           1999           1998           1998
                               ------------   ------------   ------------   ------------
                                                (Dollars in Thousands)
      Operations by
     Industry Segment
----------------------------
Capital expenditures:
      U.S. drilling            $     22,221   $      8,093   $     11,510   $     64,652
      International drilling         55,215         29,937         37,355        115,999
      Rental tools                   16,168          7,221          3,638         14,133
      Other                           4,921          3,895            208          1,294
                               ------------   ------------   ------------   ------------
Total capital expenditures     $     98,525   $     49,146   $     52,711   $    196,078
                               ============   ============   ============   ============
Depreciation and
      amortization:
         U.S. drilling         $     42,458   $     39,787   $     10,831   $     35,912
         International               30,730
         drilling                    34,046         12,728         24,092
         Rental tools                11,147          8,261          2,425          6,943
         Other                          725             76            545          1,627
                               ------------   ------------   ------------   ------------

Total depreciation and
    amortization               $     85,060   $     82,170   $     26,529   $     68,574
                               ============   ============   ============   ============

                                                                Four Months
                                 Year Ended      Year Ended        Ended         Year Ended
                                December 31,    December 31,    December 31,     August 31,
                                    2000            1999            1998            1998
                                ------------    ------------    ------------    ------------
                                                   (Dollars in Thousands)
Operations by Geographic Area
-----------------------------
Revenues:
      United States             $    191,249    $    141,644    $     60,475    $    231,744
      Latin America                   58,467          85,112          35,820         121,048
      Asia Pacific                    15,373          25,194           8,368          65,867
      Africa and Middle East          55,671          36,852          18,433          42,778
      Former Soviet Union             55,589          35,751          13,627          19,786
                                ------------    ------------    ------------    ------------
Total revenues                  $    376,349    $    324,553    $    136,723    $    481,223
                                ============    ============    ============    ============

Operating income (loss):
     United States              $     13,955    $    (36,807)   $     (5,809)   $     39,715
     Latin America                     3,393           8,175             481           9,701
     Asia Pacific                    (10,967)         (9,044)           (390)         18,005
     Africa and Middle East            4,773           6,497           4,302          12,381
     Former Soviet Union               3,370           4,409           1,655           3,858
                                ------------    ------------    ------------    ------------
Total operating income (loss)   $     14,524    $    (26,770)   $        239    $     83,660
                                ============    ============    ============    ============
Identifiable assets:
     United States              $    702,639    $    724,837    $    739,687    $    790,510
     Latin America                    93,896         102,348         151,935         145,256
     Asia Pacific                     41,602          60,458          65,725          83,854
     Africa and Middle East          119,607         105,354          93,102          82,041
     Former Soviet Union             149,675          89,746         108,877          98,883
                                ------------    ------------    ------------    ------------
Total identifiable assets       $  1,107,419    $  1,082,743    $  1,159,326    $  1,200,544
                                ============    ============    ============    ============

Note 11 - Commitments and Contingencies

     At December 31, 2000 and 1999, the Company had a $50.0 million revolving credit facility available for general corporate purposes and to support letters of credit. As of December 31, 2000, $14.6 million availability has been reserved to support letters of credit that have been issued. As of December 31, 1999, the Company had pledged $6.7 million cash, included as other current assets, as collateral to support letters of credit, which amount was released in March 2000. At December 31, 2000 and 1999, no amounts had been drawn under the revolving credit facility.

     Certain officers of the Company entered into Severance Compensation and Consulting Agreements with the Company in 1988 and 1992. In October 1996, the officers executed revised Severance Compensation and Consulting Agreements (the "Agreements"). Subsequently, other officers have signed a form of the Agreements, as revised in 1996, resulting in a total of nine officers who are currently signatories. The Agreements provide for an initial six-year term and the payment of certain benefits upon a change of control (as defined in the Agreements). A change of control includes certain mergers or reorganizations, changes in the board of directors, sale or liquidation of the Company or acquisition of more than 15 percent of the outstanding common stock of the Company by a third party; provided, that the amendments in 1996 gave the Board the right to preclude triggering of a change of control when a third party acquired 15 percent of the outstanding voting securities if the Board determines within five days that the circumstances of the acquisition did not warrant implementation of the Agreements. After a change of control occurs, if an officer is terminated within four years without good cause or resigns within two years for good reason (as each are defined in the Agreements) the officer shall receive a payment of three times his annual cash compensation, plus additional compensation for a one-year consulting agreement at the officer's annual cash compensation, plus extended life, health and other miscellaneous benefits for four years.

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


Note 12 - Related Party Transactions

     Since 1975 when the stockholders approved a Stock Purchase Agreement, the Company and Robert L. Parker have entered into various life insurance arrangements on the life of Robert L. Parker. To insure the lives of Mr. and Mrs. Parker for $15.2 million and Mr. Robert L. Parker for $8.0 million the Company is currently paying $.6 million in annual premiums. Annual premiums funded by the Company will be reimbursed from the proceeds of the policies, plus accrued interest beginning March 2003 at a one-year treasury bill rate. The Company may use, at its option, up to $7.0 million of such proceeds to purchase Parker Drilling Company stock from the Robert L. Parker Sr. Family Limited Partnership at a discounted price. Robert L. Parker, Jr., chief executive officer of the Company and son of Robert L. Parker, will receive one-third of the net proceeds of these policies as a beneficiary.


Note 13 - Supplementary Information

     At December 31, 2000, accrued liabilities included $8.4 million of accrued interest expense, $6.0 million of workers' compensation and health plan liabilities and $9.9 million of accrued payroll and payroll taxes. At December 31, 1999, accrued liabilities included $9.6 million of accrued interest expense, $5.4 million of workers' compensation and health plan liabilities and $4.0 million of accrued payroll and payroll taxes. Other long-term obligations included $3.2 million and $3.0 million of workers' compensation liabilities as of December 31, 2000 and 1999, respectively.

Note 14 - Selected Quarterly Financial Data (Unaudited)

                                                                Quarter
                              ---------------------------------------------------------------------------
                                  First          Second           Third          Fourth         Total
                              ------------    ------------    ------------    ------------   ------------
                                             (Dollars in Thousands Except Per Share Amounts)
YEAR 2000
---------
Revenues                      $     73,953    $     86,960    $    101,849    $    113,587   $    376,349

Gross profit(1)               $     (3,931)   $      6,409    $     15,445    $     25,293   $     43,216

Operating income              $     (8,934)   $      1,965    $      9,953    $     11,540   $     14,524

Net income (loss)
      before extraordinary
      gain                    $    (14,876)   $     (9,482)   $     (1,034)   $      2,411   $    (22,981)

Extraordinary gain,
      net of taxes            $         --    $         --    $         --    $      3,936   $      3,936

Net income (loss)             $    (14,876)   $     (9,482)   $     (1,034)   $      6,347   $    (19,045)

Basic earnings (loss)
      per share:
      Income (loss) before
         extraordinary gain   $       (.19)   $       (.12)   $       (.01)   $        .03   $       (.28)(2)
      Extraordinary gain      $         --    $         --    $         --    $        .04   $        .05 (2)
      Net income              $       (.19)   $       (.12)   $       (.01)   $        .07   $       (.23)(2)

Diluted earnings (loss)
      per share:
      Income (loss) before
         extraordinary gain   $       (.19)   $       (.12)   $       (.01)   $        .03   $       (.28)(2)
      Extraordinary gain      $         --    $         --    $         --    $        .04   $        .05 (2)
      Net income (loss)       $       (.19)   $       (.12)   $       (.01)   $        .07   $       (.23)(2)

                                                       Quarter
                          ------------------------------------------------------------------
                             First        Second         Third        Fourth        Total
                          ----------    ----------    ----------    ----------    ----------
                                   (Dollars in Thousands Except Per Share Amounts)
YEAR 1999
-------------
Revenues                  $   86,846    $   81,994    $   80,080    $   75,633    $  324,553

Gross profit (loss)(1)    $    1,353    $    3,573    $   (2,267)   $      490    $    3,149

Operating income (loss)   $   (6,751)   $   (4,768)   $  (11,730)   $   (3,521)   $  (26,770)

Net income (loss)         $  (12,796)   $  (13,073)   $    1,325    $  (13,353)   $  (37,897)

Earnings (loss)
      per share:
      Basic               $     (.17)   $     (.17)   $      .02    $     (.17)   $     (.49)
      Diluted             $     (.17)   $     (.17)   $      .02    $     (.17)   $     (.49)


(1) Gross profit is calculated by excluding general and administrative expense, restructuring charges and provision for reduction in carrying value of certain assets from operating income, as reported in the Consolidated Statement of Operations.

(2) As a result of shares issued during the year, earnings per share for the year's four quarters, which are based on weighted average shares outstanding during each quarter, do not equal the annual earnings per share, which is based on the weighted average shares outstanding during the year.

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


                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is shown in Item 14A "Executive Officers" and hereby incorporated by reference from the information appearing under the captions "Proposal One - Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 25, 2001, to be filed with the Securities and Exchange Commission ("Commission") within 120 days of the end of the Company's year ended December 31, 2000.


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


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference from the information appearing under the captions "Principal Stockholders and Security Ownership of Management" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 25, 2001, to be filed with the Commission within 120 days of the end of the Company's year ended December 31, 2000.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference to such information appearing under the caption "Other Information" and "Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 25, 2001, to be filed with the Commission within 120 days of the end of the Company's year ended December 31, 2000.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:


(1) Financial Statements of Parker Drilling Company and subsidiaries which are included in Part II, Item 8:

                                                                                                           Page
                                                                                                           ----
Report of Independent Accountants                                                                            35

Consolidated Statement of Operations for the years ended December 31, 2000 and
      1999, August 31, 1998 and for the four months ended December 31, 1998                                  36

Consolidated Balance Sheet as of December 31, 2000 and 1999                                                  37

Consolidated Statement of Cash Flows for the years ended December 31, 2000 and
     1999, August 31, 1998 and for the four months ended December 31, 1998.                                  39

Consolidated Statement of Stockholders' Equity for the years ended December 31,
      2000 and 1999, August 31, 1998 and for the four months ended December 31, 1998                         41

Notes to Consolidated Financial Statements                                                                   42

                                     PART IV
                                   (continued)

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (continued)

          (2)  Financial Statement Schedule:

                                                                            Page
                                                                            ----
Schedule II - Valuation and qualifying accounts                              79


          (3)  Exhibits:

      Exhibit Number                            Description

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

          3(c) - Rights Agreement dated as of July 14, 1998 between the Company and Norwest Bank Minnesota, N.A., as rights agent (incorporated by reference to Form 8-A filed July 15, 1998).

      Exhibit Number                            Description

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

          4(c) - Loan and Security Agreement dated as of October 22, 1999, between the Company and Bank of America, National Association, as agent for the lenders, regarding the $50.0 million revolving line of credit for loans and letters of credit due October 22, 2003.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (continued)

          (3)  Exhibits: (continued)

      Exhibit Number                            Description

          10(a) - Amended and Restated Parker Drilling Company Stock Bonus Plan, effective as of January 1, 1999 (incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999).

          10(b) - Form of Severance Compensation and Consulting Agreement entered into between Parker Drilling Company, and certain officers of Parker Drilling Company, dated on or about October 15, 1996 (incorporated herein by reference to Exhibit 10(g) to Annual Report on Form 10-K for the period ended August 31, 1996)*

          10(c) - 1994 Parker Drilling Company Deferred Compensation Plan (incorporated herein by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended August 31, 1995).*

          10(d) - 1994 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10(i) to Annual Report on Form 10-K for the year ended August 31, 1995).*

          10(e) - 1994 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10(j) to Annual Report on Form 10-K for the year ended August 31,
                            1995).*

          21 -              Subsidiaries of the Registrant.

          23 -              Consent of Independent Accountants.



*Management Contract, Compensatory Plan or Agreement

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (continued)


(b)     Reports on Form 8-K:

        The Company filed a Form 8-K on September 14, 2000 disclosing that the Company will sell up to 13,800,000 shares of its common stock pursuant to an underwritten public offering, with an initial price to the public of $6.625 per share.

        The Company filed a Form 8-K on January 6, 1999 disclosing that the Company and Superior Energy Services, Inc. had agreed to terminate their merger agreement.

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

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in Thousands)

            Column A                      Column B       Column C        Column D        Column E
-------------------------------------   ------------   ------------    ------------    ------------
                                          Balance        Charged
                                             at          to cost                          Balance
                                         beginning         and                           at end of
         Classifications                 of period       expenses       Deductions        period
-------------------------------------   ------------   ------------    ------------    ------------
Year ended December 31, 2000:
      Allowance for doubtful accounts
         and notes                      $      5,677   $        860    $      2,782    $      3,755
      Reduction in carrying value of
         rig materials and supplies     $      1,539   $        780    $       (172)   $      2,491
      Deferred tax valuation
         allowance                      $     39,109   $     (6,097)   $      8,073    $     24,939

Year ended December 31, 1999:
      Allowance for doubtful accounts
         and notes                      $      3,002   $      3,270    $        595    $      5,677
      Reduction in carrying value of
         rig materials and supplies     $      2,572   $        780    $      1,813    $      1,539
      Deferred tax valuation
         allowance                      $     38,469   $        640    $         --    $     39,109

Year ended December 31, 1998:
      Allowance for doubtful accounts
         and notes                      $      3,073   $         40    $        111    $      3,002
      Reduction in carrying value of
         rig materials and supplies     $      2,312   $        260    $         --    $      2,572
      Deferred tax valuation
         allowance                      $     38,469   $         --    $         --    $     38,469

Year ended December 31, 1999:
      Allowance for doubtful accounts
         and notes                      $      3,153   $        160    $        240    $      3,073
      Reduction in carrying value of
         rig materials and supplies     $      2,846   $        780    $      1,314    $      2,312
      Deferred tax valuation
         allowance                      $     44,086   $         --    $      5,617    $     38,469

                                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  PARKER DRILLING COMPANY

  By /s/ Robert L. Parker Jr.                              Date: March 16, 2001
     ------------------------------
     Robert L. Parker Jr.
     President and Chief Executive Officer and Director

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

                    Signature                                           Title                                     Date
                    ---------                                           -----                                     ----

By:       /s/ Robert L. Parker                                Chairman of the Board and                    Date: March 16, 2001
          ------------------------------------                Director
          Robert L. Parker

By:       /s/ Robert L. Parker Jr.
          ------------------------------------                President and Chief Executive
          Robert L. Parker Jr.                                Officer and Director
                                                              (Principal Executive Officer)

By:       /s/ James W. Linn
          ------------------------------------                Executive Vice President and                 Date: March 16, 2001
          James W. Linn                                       Chief Operating Officer and
                                                              Director
By:       /s/ James J. Davis
          ------------------------------------                Senior Vice President - Finance              Date: March 16, 2001
          James J. Davis                                      and Chief Financial Officer
                                                              (Principal Financial Officer)

By:       /s/ W. Kirk Brassfield                              Corporate Controller                         Date: March 16, 2001
          ------------------------------------                (Principal Accounting Officer)
          W. Kirk Brassfield

By:       /s/ Earnest F. Gloyna                               Director                                     Date: March 16, 2001
          ------------------------------------
          Earnest F. Gloyna

By:       /s/ David L. Fist                                   Director                                     Date: March 16, 2001
          ------------------------------------
          David L. Fist

By:       /s/ R. Rudolph Reinfrank                            Director                                     Date: March 16, 2001
          ------------------------------------
          R. Rudolph Reinfrank

By:       /s/ Bernard J. Duroc-Danner                         Director                                     Date: March 16, 2001
          ------------------------------------
          Bernard J. Duroc-Danner

By:       /s/ James E. Barnes                                 Director                                     Date: March 16, 2001
          ------------------------------------

By:       /s/ Simon G. Kukes                                  Director                                     Date: March 16, 2001
          ------------------------------------
          Simon G. Kukes