Form 10-Q
period 2001-03-31
PARKER DRILLING CO /DE/
filed 2001-05-15
CIK 76321

--------------------------------------------------------------------------
--------------------------------------------------------------------------
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





 For the quarterly period ended MARCH 31, 2001


                                --------------


OR



[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the transition period from               to


                           -------------   -------------



                          Commission file number  1-7573

                             PARKER DRILLING COMPANY
                             -----------------------
(Exact name of registrant as specified in its charter)





Delaware

    73-0618660
   -------------------------------

-----------------
  (State or other jurisdiction of
   incorporation or organization)

 (I.R.S. Employer
Identification No.)





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
                                                 Yes  X    No
                                                     ---      ---
     As of April 30, 2001, 91,939,816 common shares were outstanding.

--------------------------------------------------------------------------
--------------------------------------------------------------------------

PARKER DRILLING COMPANY

INDEX





Page
No.



Part  I.
Financial Information





Consolidated Condensed Balance Sheets (Unaudited)


 March 31, 2001 and December 31, 2000
2




Consolidated Condensed Statements of Operations (Unaudited)


 Three Months Ended March 31, 2001 and 2000
3




Consolidated Condensed Statements of Cash Flows (Unaudited)


 Three Months Ended March 31, 2001 and 2000
4




Notes to Unaudited Consolidated Condensed


 Financial Statements
5 - 8




Report of Independent Accountants
10




Management's Discussion and Analysis of Financial


 Condition and Results of Operations
11 - 16






Part II.
Other Information





Item 6, Exhibits and Reports on Form 8-K
17




Signatures
18




Exhibit 15, Letter Re Unaudited Interim


 Financial Information

PART 1.  FINANCIAL INFORMATION
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars In Thousands) (Unaudited)


ASSETS
March 31,
December 31,
------
2001
2000

	------------
	----------
Current assets:



Cash and cash equivalents
$	53,948
$	62,480

Other short-term investments
	811
	811

Accounts and notes receivable
	115,226
	123,474

Rig materials and supplies
	17,950
	16,500

Other current assets
	7,416
	4,600


	----------
	----------


Total current assets
	195,351
	207,865




Property, plant and equipment less accumulated



depreciation and amortization of $468,727



at March 31, 2001 and $448,734 at December 31, 2000
	676,868
	663,525





Goodwill, net of accumulated amortization of $29,656



at March 31, 2001 and $27,786 at December 31, 2000
	194,738
	196,609




Other noncurrent assets
	39,214
	39,420


	----------
	----------


Total assets
$	1,106,171
$	1,107,419


	==========
	==========



LIABILITIES AND STOCKHOLDERS' EQUITY



------------------------------------


Current liabilities:



Current portion of long-term debt
$	4,669
$	5,043

Accounts payable and accrued liabilities
	74,843
	77,201

Accrued income taxes
	6,814
	9,422


	-----------
	----------


Total current liabilities
	86,326
	91,666


	----------
	----------
Long-term debt
	591,653
	592,584
Deferred income tax
	20,763
	18,467
Other long-term liabilities
	5,897
	5,539
Stockholders' equity:



Common stock, $.16 2/3 par value
	15,314
	15,287

Capital in excess of par value
	431,848
	431,043

Accumulated comprehensive income-net unrealized gain on




investments available for sale (net of taxes of $198




at March 31, 2001 and $190 at December 31, 2000).
	352
	339

Retained earnings (accumulated deficit)
	(45,982)
	(47,506)


	----------
	----------


Total stockholders' equity
	401,532
	399,163


	----------
	----------


Total liabilities and stockholders' equity
$	1,106,171
$	1,107,419




	==========
	==========

See accompanying notes to consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts) (Unaudited)




 Three Months Ended



------------------



March 31,
March 31,




   2001
   2000




	----------
	----------




Revenues:





U.S. drilling
$	49,756
$	27,454



International drilling
	51,421
	38,668



Rental tools
	13,697
	7,829



Other
	-
	 2




	----------
	---------


Total revenues
	114,874
	73,953




	----------
	---------


Operating expenses:





U.S. drilling
	27,619
	22,844



International drilling
	37,158
	30,434



Rental tools
	4,743
	3,582



Other
	(4)
	(1)



Depreciation and amortization
	22,878
	21,025



General and administrative
	4,871
	5,003





	---------
	---------


Total operating expenses
	97,265
	82,887




	---------
	---------


Operating income (loss)
	17,609
	(8,934)




	---------
	---------


Other income and (expense):





Interest expense
	(13,522)
	(14,512)



Interest income
	934
	947



Gain on disposition of assets
	1,075
	974



Other income - net
	386
	1,845




	---------
	---------


Total other income and (expense)
	(11,127)
	(10,746)




	---------
	---------


Income (loss) before income taxes
	6,482
	(19,680)




	---------
	---------


Income tax expense (benefit):





Current tax expense-foreign
	2,708
	2,596



Deferred tax (benefit)
	2,250
	(7,400)




	---------
	--------




	4,958
	(4,804)




	---------
	---------


Net income (loss)
$	1,524
$	(14,876)



	=========
	=========


Earnings (loss) per share,





Basic
$	.02
$	(.19)




	---------
	---------



Diluted
$	.02
$	(.19)



	---------
	---------


Number of common shares used in





computing earnings per share:





Basic
	91,773,338
	77,466,332




	----------
	----------



Diluted
	92,808,509
	77,466,332




	----------
	----------


        See accompanying notes to consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Dollars in Thousands) (Unaudited)




 Three Months Ended


    March 31,


------------------


   2001
   2000


--------
--------
Cash flows from operating activities:



Net income (loss)
$	1,524
$	(14,876)

Adjustments to reconcile net income (loss)




to net cash provided by operating activities:




Depreciation and amortization
	22,878
	21,025


Gain on disposition of assets
	(1,075)
	(974)


Expenses not requiring cash
	1,259
	1,212


Deferred income taxes
	2,250
	(7,400)


Change in operating assets and liabilities
	(632)
	10,163



	----------
	----------


Net cash provided by operating activities
	26,204
	9,150


	----------
	----------
Cash flows from investing activities:



Capital expenditures (net of reimbursements of



$11.0 million in 2000)
	(34,729)
	(386)

Proceeds from the sale of equipment
	955
	2,217

Other-net
	  -
	(92)


	----------
	----------

Net cash provided by (used in) investing activities
	(33,774)
	1,739



	----------
	----------




Cash flows from financing activities:



Proceeds from issuance of debt
	  -
	  -

Principal payments under debt obligations
	(1,200)
	(1,134)

Other
	238
	  -


	----------
	----------

Net cash used in




financing activities
	(962)
	(1,134)




Net change in cash and cash equivalents
	(8,532)
	9,755




Cash and cash equivalents at beginning of period
	62,480
	45,501


	----------
	----------
Cash and cash equivalents at end of period
$	53,948
$	55,256


	==========
	==========
Supplemental cash flow information:



Interest paid
$	4,497
$	5,457

Taxes paid
$	5,315
$	3,024
Supplemental noncash investing activity:



Net unrealized loss on investments available




for sale (net of taxes of -0- and $1,242 at




March 31, 2001 and 2000, respectively.)
$	13
$	2,208

          See accompanying notes to consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.	General - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of March 31, 2001 and December 31, 2000, (2) the results of operations for the three months ended March 31, 2001 and 2000, and
(3) cash flows for the three months ended March 31, 2001 and 2000. Results for the three months ended March 31, 2001 are not necessarily indicative of the results to be realized during the full year. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Our independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, their report of that review should not be considered as part of any registration statements prepared or certified by them within the meaning of Section 7 and 11 on that Act.

2.	Earnings per share -

RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

For the Three Months Ended

March 31, 2001

------------------

Income (loss)
Shares
Per-Share

(Numerator)
(Denominator)
  Amount

	-----------
	-----------
	----------
Basic EPS:



Income available to




common stockholders
$	1,524,000
	91,773,338
$	.02




Effect of Dilutive Securities:



Stock options and grants
	  -
	1,035,171
	-




Diluted EPS:



Income available to




common stockholders +




assumed conversions
$	1,524,000
	92,808,509
$	.02


	===========
	===========
	========

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

For the Three Months Ended

March 31, 2000

------------------

Income (loss)
Shares
Per-Share

(Numerator)
(Denominator)
  Amount

	-----------
	-----------
	----------
Basic EPS:



Income (loss) available to




common stockholders
$	(14,876,000)
	77,466,332
$	(.19)




Effect of Dilutive Securities:



Stock options and grants

	      -





Diluted EPS:



Income (loss) available to




 common stockholders +




assumed conversions
$	(14,876,000)
	77,466,332
$	(.19)


	===========
	===========
	========

		The Company has outstanding $124,509,000 of 5.5% Convertible Subordinated
Notes which are convertible into 8,090,254 shares of common stock at
$15.39 per share.  The notes have been outstanding since their issuance in
July 1997, but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS.  For the three months ended March 31, 2001, options to purchase
4,649,000 shares of common stock at prices ranging from $6.125 to $12.1875 were outstanding but not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares for the quarter.  For the three months ended March
31, 2000, options to purchase 7,269,250 shares of common stock at prices ranging from $2.25 to $12.1875, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the period.

3.	Disposition of Assets - During March 2001 the Company sold the Gulf
Explorer barge rig, classified as assets held for sale, for total consideration of $1.0 million. The Company recognized a pre-tax gain of approximately $.5 million.

4.	Contingencies - Two subsidiaries of Parker Drilling Company
("Subsidiaries") are named defendants in the lawsuit, Verdin v. R & B Falcon Drilling USA, Inc., et. al., Civil Action No. G-00-488, currently pending in the U.S. District Court for the Southern District of Texas, Galveston Division. The plaintiff is a former employee of a drilling contractor engaged in offshore drilling operations in the Gulf of Mexico. The defendants are various drilling contractors, including the Subsidiaries, who conduct drilling operations in the Gulf of Mexico. Plaintiff alleges that the defendants have violated federal and state antitrust laws by agreeing with each other to depress wages and benefits paid to employees working for said defendants. Based on the information obtained to date, certain of the defendants, known as the "Big 8", were alleged to be the principal parties engaged in actions for this purpose. The Subsidiaries are not a part of the Big 8.

	Plaintiff is seeking to bring this case as a "class action", i.e., on behalf of himself and a proposed class of other similarly situated employees of the defendants that have allegedly suffered similar damages from the actions of defendants. At the present time, the court has not ruled on the issue of whether the plaintiff has established the requirements for bringing this case as a "class action" on behalf of other similarly situated employees. At least six of the defendants have entered into settlement agreements pursuant to which they have agreed to pay settlement amounts although these settlements are a small fraction of the amount claimed by plaintiff. Other defendants may be negotiating settlement agreements with the plaintiffs. The Subsidiaries and certain other defendants have denied the plaintiff's claims. Based on the information obtained to date and consultation with legal counsel, management believes the Subsidiaries have sufficient defenses to prevail in this case. Although management cannot predict the ultimate result, management believes the outcome of this case will not have a material adverse effect on the results of operations, cash flows or financial position.

5.	Business Segments - The primary services the Company provides are as follows: U.S. drilling, international drilling and rental tools.
Information regarding the Company's operations by industry segment for the three months ended March 31, 2001 and 2000 is as follows (dollars in thousands):




    Three Months Ended



----------------------------




  March 31,
  March 31,




    2001
    2000




-----------
-----------


Revenues:





U.S. drilling


$	49,756
$	27,454

International drilling


	51,421
	38,668

Rental tools


	13,697
	7,829

Other


	-
	2




	--------
	--------
Net revenues


$	114,874
$	73,953




	--------
	--------
Operating income (loss):





U.S. drilling


	11,130
	(5,633)

International drilling


	5,754
	274

Rental tools


	6,141
	1,926

Other


	(545)
	(498)




	--------
	--------

Total operating income






(loss) by segment (1)


	22,480
	(3,931)




	--------
	--------

General and administrative


	(4,871)
	(5,003)



	--------
	--------
Total operating





income (loss)


	17,609
	(8,934)
Interest expense


	(13,522)
	(14,512)
Other income (expense)-net


	2,395
	3,766




	--------
	--------
Income (loss) before





income taxes


$	6,482
$	(19,680)




	========
	========


<F1>		Total operating income (loss) by segment is calculated by
excluding General and administrative expense, from operating income, as reported in the Consolidated Condensed Statements of Operations.

	Report of Independent Accountants




To the Board of Directors and Shareholders
Parker Drilling Company

	We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of March 31, 2001 and the related consolidated condensed statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

	Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

	We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report, dated January 30, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




PricewaterhouseCoopers LLP


Tulsa, Oklahoma
April 24, 2001

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements may be made included in this document, or may be "incorporated by reference," which means the statements are contained in other documents filed by the Company with the Securities and Exchange Commission. All statements included in this document, other than statements of historical facts, that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future are "forward-looking statements," including without limitation:

	*future operating results,
	*future capital expenditures and investments in the acquisition and refurbishment of rigs and equipment,
	*repayment of debt,
	*expansion and growth of operations, and *anticipated cost savings.

     Forward-looking statements are based on certain assumptions and analyses made by the management of the Company in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although management of the Company believes that its assumptions are reasonable based on current information available, they are subject to certain risks and uncertainties, many of which are outside the control of the Company. These risks and uncertainties include:

	*worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business,
	*fluctuations in the market prices of oil and gas, *imposition of unanticipated trade restrictions and political instability,
	*operating hazards and uninsured risks,
	*governmental regulations that adversely affect the cost of doing business,
	*adverse environmental events
	*adverse weather conditions,
	*concentration of customer and supplier relationships, *unexpected cost increases for upgrade and refurbishment projects, *competition,
	*and other similar factors (some of which are discussed in documents referred to in this Form 10-Q.)

	Because the forward-looking statements are subject to risks and uncertainties, the actual results of operations and actions taken by the Company may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties should be considered by the reader in connection with the forward-looking statements made from time to time in this document.

INTRODUCTION
------------

     The significant increase in oil and gas drilling and oil field tool rental activity, which commenced during 2000, continued through the first quarter of 2001. Rig utilization rates and dayrates for the Company's Gulf of Mexico drilling rigs showed marked improvement, and the higher volume of rental tool activity resulted in record rental tool revenues for the first quarter. As a result of these positive trends, the Company recognized net income of $1.5 million for the first quarter of 2001, a significant

---------------------

improvement compared to the first quarter of 2000. Management is unable to predict the duration of present market conditions, but based on a continuation of current high commodity prices and spending by oil and gas operators, particularly in the Company's Gulf of Mexico markets, and which is just beginning to impact the international rig utilization and day rates, management is encouraged about the Company's prospects for 2001.

     During January 2001, the Company announced the relocation of its corporate office to Houston, Texas, which is expected to be completed during the third quarter of 2001. The relocation will be accompanied by a reorganization of certain senior management positions and of the management of drilling operations. Management believes that the Company will benefit from being closer to its customers, competitors and vendors. In addition, management anticipates the long-term savings from the consolidation of offices and other administrative cost-cutting steps will offset the moving expenses for retained employees and severance costs for terminated employees.


Three Months Ended March 31, 2001 Compared with
Three Months Ended March 31, 2000
--------------------------------------------------------------------------

     The Company recorded net income of $1.5 million for the three months ended March 31, 2001 compared to a net loss of $14.9 million recorded for the three-month period ended March 31, 2000. Net income in the first quarter of 2001 is reflective of the continuing improvement in utilization and dayrates in the U.S. drilling operations and continuing strong activity in the Company's rental tool operations.

     The Company's revenues increased $40.9 million to $114.9 million in the current quarter as compared to the first quarter of 2000. U.S. drilling revenues increased $22.3 million to $49.8 million. U.S. offshore drilling revenues increased $22.6 million due to increased utilization and dayrates in all areas of the operation. Most notable were the increases attributed to the seven jackup rigs; utilization increased from 83% to 92% while dayrates increased approximately 80% when comparing the current quarter to the first quarter of 2000. Jackup rig revenues increased $9.2 million in the current quarter, which included loss-of-hire proceeds for 44 days related to one of the Company's rigs which was undergoing Coast Guard inspections and repairs/upgrades the entire quarter. Barge rig revenues increased $12.7 million during the current quarter due to increasing dayrates and utilization.
 As of the end of the quarter 19 of 22 barge rigs were on contract. Platform rigs revenues increased $.7 million with 2 of 4 rigs working through most of the current quarter. During the fourth quarter of 2000, the Company sold its one remaining U.S. land rig, located in Alaska, for $20 million. During the first quarter of 2000 the Alaska rig generated approximately $.3 million in revenues.

     International drilling revenues increased $12.7 million to $51.4 million in the current quarter as compared to the first quarter of 2000.
International land drilling revenues increased $11.2 million while offshore drilling revenues increased $1.5 million. Primarily responsible for the increase in international land drilling revenues was increased activity in Kazakhstan resulting in additional revenues of $6.2 million. Since the first quarter of 2000, the Company has added four additional land rigs in Kazakhstan. Land drilling revenues increased $3.6 million in the Asia Pacific region primarily attributed to New Zealand, which increased $2.7 million. Revenues increased $1.4 million in Latin America. Revenues increased in Colombia and Bolivia partially offset by a reduction in Ecuador due to the completion of a contract in 2000.

---------------------

     The increase of $1.5 million in international offshore drilling revenues was due primarily to the four barge rigs in Nigeria being on full dayrates most of the first quarter of 2001 except for Rig 72 which incurred downtime for nearly half the quarter due to regularly scheduled inspections. Revenues associated with the Nigerian barge rigs increased $2.0 million during the current quarter when compared to the first quarter of 2000. The four barge rigs in Nigeria were, for most of the first quarter of 2000, on standby rates due to community unrest. The rigs began going back to drilling activities on
full dayrates during the second and third quarters of 2000.   Rig 257,
drilling in the Caspian Sea, experienced reduced revenues of $.5 million in the current quarter due to reduced dayrates while on a 30-day fishing job.

     Rental tool revenues increased $5.9 million as Quail Tools reported record revenues in the current quarter of $13.7 million compared to $7.8 million during the first quarter of 2000. Quail Tools continues to benefit from strength of exploration and development spending in both the shallow and deep waters of the Gulf of Mexico and the new rental tool facility opened May 2000 in Odessa, Texas to service the West Texas drilling market. The increase in revenues consists of $2.3 million from the New Iberia, Louisiana operations, $2.0 million from the Victoria, Texas operations and $1.6 million from the Odessa, Texas operations.

     Profit margins (revenues less direct operating expenses) of $45.4 million in the current quarter reflect an increase of $28.3 million from the $17.1 million recorded during the three months ended March 31, 2000. The U.S. and international drilling segments recorded profit margin percentages (profit margin as a percent of revenues) of 44% and 28% in the current quarter, as compared to 17% and 21% in the first quarter of 2000. In the U.S., profit margins increased $17.5 million. U.S. profit margins were positively impacted during the current quarter by increasing utilization and dayrates in the Gulf of Mexico particularly from the intermediate and deep drilling barges, and from the jackup rigs. Utilization for the 22 U.S. barge rigs averaged 83% for the current quarter compared to 57% for the first quarter of 2000. The average dayrate increased 23% during the current quarter as compared to the first quarter of 2000. Average dayrates for the jackup rigs increased approximately 80% and utilization increased from 83% to 92% during the current quarter when compared to the first quarter of 2000.

     International drilling profit margins increased $6.0 million to $14.2 million in the current quarter as compared to the first quarter of 2000. International land drilling profit margins rose $3.2 million to $8.3 million during the current quarter due primarily to increased utilization in the Company's land drilling operations as previously discussed. The international offshore drilling profit margins increased $2.8 million to $5.8 million in the current quarter. This increase is primarily attributed to four barge rigs in Nigeria on standby status at reduced dayrates during most of the first quarter of 2000 due to community unrest.

    Rental Tool profit margins increased $4.8 million to $8.9 million during the current quarter as compared to the first quarter of 2000. Profit margin was 66% during the current quarter as compared to 54% for the first quarter of 2000 due to significant increase in revenues.

     Depreciation and amortization expense increased $1.9 million to $22.9 million in the current quarter. Depreciation expense increased due to 2000 capital additions, principally two newly built land rigs delivered to Kazakhstan.

---------------------

     Interest expense decreased $1.0 million due primarily to the repurchase on the open market of $50.5 million principal amount of the 5.5% Convertible Subordinated Notes at an average price of 86.11 percent of face value during the fourth quarter of 2000. Gain on disposition of assets includes $.5 million gain on the sale of the Gulf Explorer for $1.0 million in March of 2001.

     Income tax expense consists of foreign tax expense and deferred tax expense. Improved international drilling revenues and operating income has resulted in an increase in foreign tax expense when comparing the two periods.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of March 31, 2001, the Company had cash, cash equivalents and other short-term investments of $54.8 million, a decrease of $8.5 million from December 31, 2000. The primary sources of cash for the three-month period as reflected on the Consolidated Statement of Cash Flows were $26.2 million provided by operating activities and $1.0 million from the disposition of equipment.

     The primary uses of cash for the three-month period ended March 31, 2001 were $34.7 million for capital expenditures and $1.2 million for repayment of debt. Major projects during the quarter included expenditures on three rigs that will be working in the Karachaganak field in Kazakhstan, the completion of new Rig 258 for the Tengiz field in Kazakhstan, and modifications to Rig 22J in the Gulf of Mexico as a result of its scheduled five-year Coast Guard inspection.

     The Company has total long-term debt, including the current portion, of $596.3 million at March 31, 2001. The Company entered into a $50.0 million revolving credit facility with a group of banks led by Bank of America on October 22, 1999. This facility is available for working capital requirements, general corporate purposes and to support letters of credit. The revolver is collateralized by accounts receivable, inventory and certain barge rigs located in the Gulf of Mexico. The facility contains customary affirmative and negative covenants. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80 percent of eligible receivables plus 50 percent of supplies in inventory. Currently, the borrowing base is $50.0 million of which none has been drawn down and $15.1 million in letters of credit have been issued. The revolver terminates on October 22, 2003.

     The Company anticipates that working capital needs and funds required for capital spending in 2001 will be met from existing cash, other short-term investments and cash provided by operations. The Company anticipates cash requirements for capital spending will be approximately $100 million in 2001. Should new opportunities requiring additional capital arise, the Company may utilize the revolving credit facility. In addition, the Company may seek project financing or equity participation from outside alliance partners or customers. The Company cannot predict whether such financing or equity participation would be available on terms acceptable to the Company.

OTHER MATTERS
-------------


Indonesian Operations
---------------------

     Due to political and currency instability in Indonesia during 1997 and 1998, the development of certain power plant projects, in which the Company's subsidiaries were involved by providing management, technical and training support to an Indonesian drilling contractor, was postponed or delayed. As a result, companies which were developing the projects defaulted on payments to the Indonesian contractor, causing the Indonesian contractor to initiate arbitration proceedings against said companies to collect these delinquent payments. In 1999, the arbitration panels awarded the Indonesian contractor approximately $8.5 million, including interest. Due to the uncertainty over the economic viability of the power plant projects and timing of repayment of guarantees by the Indonesian government, the Indonesian contractor elected to accept a settlement of the outstanding awards, which will result in the payment of approximately $6.0 million to the Company's subsidiaries by the end of 2001.


Legal Proceedings
-----------------

Two subsidiaries of Parker Drilling Company ("Subsidiaries") are named defendants in the lawsuit, Verdin v. R & B Falcon Drilling USA, Inc., et. al., Civil Action No. G-00-488, currently pending in the U.S. District Court for the Southern District of Texas, Galveston Division. The plaintiff is a former employee of a drilling contractor engaged in offshore drilling operations in the Gulf of Mexico. The defendants are various drilling contractors, including the Subsidiaries, who conduct drilling operations in the Gulf of Mexico. Plaintiff alleges that the defendants have violated federal and state antitrust laws by agreeing with each other to depress wages and benefits paid to employees working for said defendants. Based on the information obtained to date, certain of the defendants, known as the "Big 8", were alleged to be the principal parties engaged in actions for this purpose. The Subsidiaries are not a part of the Big 8.

	Plaintiff is seeking to bring this case as a "class action", i.e., on behalf of himself and a proposed class of other similarly situated employees of the defendants that have allegedly suffered similar damages from the actions of defendants. At the present time, the court has not ruled on the issue of whether the plaintiff has established the requirements for bringing this case as a "class action" on behalf of other similarly situated employees. At least six of the defendants have entered into settlement agreements pursuant to which they have agreed to pay settlement amounts although these settlements are a small fraction of the amount claimed by plaintiff. Other defendants may be negotiating settlement agreements with the plaintiffs. The Subsidiaries and certain other defendants have denied the plaintiff's claims. Based on the information obtained to date and consultation with legal counsel, management believes the Subsidiaries have sufficient defenses to prevail in this case. Although management cannot predict the ultimate result, management believes the outcome of this case will not have a material adverse effect on the results of operations, cash flows or financial position.









PART II.  OTHER INFORMATION




Page
Item 6.
Exhibits and Reports on Form 8-K




(a)
Exhibits:





Exhibit 15 Letter re Unaudited Interim Financial Information
18

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Parker Drilling Company

-------------------------------


Registrant









Date:  May 15, 2001









By:
/s/ James J. Davis


----------------------------------


James J. Davis


Senior Vice President-Finance and


Chief Financial Officer










By:
/s/ W. Kirk Brassfield


----------------------------------


Controller and Chief Accounting
Officer

INDEX TO EXHIBITS
Exhibit

Number
Description

--------------


15
Letter re Unaudited Interim Financial Information










































18
2