Form 10-Q
period 2001-06-30
PARKER DRILLING CO /DE/
filed 2001-08-13
CIK 76321

================================================================================


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

                  For the quarterly period ended JUNE 30, 2001

                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from               to
                                           -------------   ---------------

                          Commission file number 1-7573
                                                 ------

                             PARKER DRILLING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                      73-0618660
     --------------------------------               ---------------------------------
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

     As of July 31, 2001, 92,114,839 common shares were outstanding.


================================================================================

                             PARKER DRILLING COMPANY

                                      INDEX

                                                                              Page No.
Part I.             Financial Information

                    Consolidated Condensed Balance Sheets (Unaudited)
                     June 30, 2001 and December 31, 2000                          2

                    Consolidated Condensed Statements of Operations
                    (Unaudited) Three and Six Months Ended
                    June 30, 2001 and 2000                                        3

                    Consolidated Condensed Statements of Cash Flows
                    (Unaudited) Six Months Ended June 30, 2001 and 2000           4

                    Notes to Unaudited Consolidated Condensed
                     Financial Statements                                      5 - 10

                    Report of Independent Accountants                            11

                    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                       12 - 20


Part II.            Other Information

                    Item 6, Exhibits and Reports on Form 8-K                     21

                    Signatures                                                   22

                    Exhibit 15, Letter Re Unaudited Interim
                     Financial Information                                       24

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (Dollars In Thousands) (Unaudited)

                                 ASSETS                                   June 30, 2001    December 31, 2000
                                                                          --------------   -----------------
  Current assets:
      Cash and cash equivalents                                              $    45,391    $    62,480
      Other short-term investments                                                   864            811
      Accounts and notes receivable                                              122,870        123,474
      Rig materials and supplies                                                  19,692         16,500
      Other current assets                                                         6,004          4,600
                                                                             -----------    -----------
              Total current assets                                               194,821        207,865
                                                                             -----------    -----------
  Property, plant and equipment less
      accumulated depreciation and amortization
      of $487,657 at June 30, 2001 and
      $448,734 at December 31, 2000                                              678,955        663,525

      Goodwill, net of accumulated amortization
      of $31,527 at June 30, 2001 and $27,786
      at December 31, 2000                                                       192,868        196,609

  Other noncurrent assets                                                         38,327         39,420
                                                                             -----------    -----------
                  Total assets                                               $ 1,104,971    $ 1,107,419
                                                                             ===========    ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
      Current portion of long-term debt                                      $     5,045    $     5,043
      Accounts payable and accrued liabilities                                    68,687         77,201
      Accrued income taxes                                                         6,493          9,422
                                                                             -----------    -----------
              Total current liabilities                                           80,225         91,666
                                                                             -----------    -----------

  Long-term debt                                                                 589,944        592,584
  Deferred income tax                                                             23,512         18,467
  Other long-term liabilities                                                      6,071          5,539

  Stockholders' equity:
      Common stock, $.16 2/3 par value                                            15,347         15,287
      Capital in excess of par value                                             432,811        431,043
      Accumulated comprehensive income -net unrealized gain on investments available for sale (net of taxes of $197 at June 30, 2001 and
          $190 at December 31, 2000)                                                 351            339
      Retained earnings (accumulated deficit)                                    (43,290)       (47,506)
                                                                             -----------    -----------
              Total stockholders equity                                      $   405,219    $   399,163
                                                                             -----------    -----------
                   Total liabilities and stockholders
                      equity                                                 $ 1,104,971    $ 1,107,419
                                                                             ===========    ===========


See accompanying notes to consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           (Dollars in Thousands Except Per Share Amounts) (Unaudited)


                                          Three Months Ended              Six Months Ended
                                     ----------------------------    ----------------------------
                                       June 30,        June 30,         June 30,       June 30,
                                         2001            2000            2001            2000
                                     ------------    ------------    ------------    ------------
Revenues:
     U.S. drilling                   $     55,487    $     34,851    $    105,243    $     62,305
     International drilling                59,261          42,580         110,682          81,248
     Rental tools                          18,167           9,527          31,864          17,356
                                     ------------    ------------    ------------    ------------
Total revenues                            132,915          86,958         247,789         160,909
                                     ------------    ------------    ------------    ------------
Operating expenses:
     U.S. drilling                         28,808          23,893          56,427          46,737
     International drilling                40,485          32,103          77,643          62,537
     Rental tools                           6,077           3,548          10,820           7,130
     Other                                     (5)              1              (9)             (2)
     Depreciation and amortization         24,217          21,004          47,095          42,029
     General and administrative             5,009           4,444           9,880           9,447
     Reorganization                         5,194              --           5,194              --
                                     ------------    ------------    ------------    ------------
Total operating expenses                  109,785          84,993         207,050         167,878
                                     ------------    ------------    ------------    ------------
Operating income (loss)                    23,130           1,965          40,739          (6,969)
                                     ------------    ------------    ------------    ------------
Other income and (expense):
     Interest expense                     (13,768)        (14,523)        (27,290)        (29,035)
     Interest income                          710             691           1,644           1,638
     Gain on disposition of assets            375             974           1,450           1,948
     Other income (loss) - net               (704)             31            (318)          1,876
                                     ------------    ------------    ------------    ------------
Total other income and (expense)          (13,387)        (12,827)        (24,514)        (23,573)
                                     ------------    ------------    ------------    ------------
Income (loss) before income taxes           9,743         (10,862)         16,225         (30,542)
                                     ------------    ------------    ------------    ------------
Income tax expense (benefit):
     Current tax expense-foreign            4,301           2,420           7,009           5,016
     Deferred tax (benefit)                 2,750          (3,800)          5,000         (11,200)
                                     ------------    ------------    ------------    ------------
                                            7,051          (1,380)         12,009          (6,184)
                                     ------------    ------------    ------------    ------------
Net income (loss)                    $      2,692    $     (9,482)   $      4,216    $    (24,358)
                                     ============    ============    ============    ============
Earnings (loss) per share,
     Basic                           $        .03    $       (.12)   $        .05    $       (.31)
                                     ------------    ------------    ------------    ------------
     Diluted                         $        .03    $       (.12)   $        .05    $       (.31)
                                     ------------    ------------    ------------    ------------
Number of common shares used in
     computing earnings per share:
     Basic                             91,972,728      77,569,904      91,873,315      77,518,230
                                     ------------    ------------    ------------    ------------
     Diluted                           93,200,815      77,569,904      92,993,265      77,518,230
                                     ------------    ------------    ------------    ------------

See accompanying notes to consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                                --------------------
                                                                                 2001         2000
                                                                                --------    --------
Cash flows from operating activities:
      Net income (loss)                                                         $  4,216    $(24,358)
      Adjustments to reconcile net income (loss)
         to net cash provided by operating activities:
           Depreciation and amortization                                          47,095      42,029
           Gain on disposition of assets                                          (1,450)     (1,948)
           Expenses not requiring cash                                             2,664       2,595
           Deferred income taxes                                                   5,000     (11,200)
           Change in operating assets and liabilities                            (15,355)     (7,000)
                                                                                --------    --------

         Net cash provided by operating activities                                42,170         118
                                                                                --------    --------
Cash flows from investing activities:
      Capital expenditures (net of reimbursements of
         $13.0 million in 2000)                                                  (61,062)    (25,634)
      Proceeds from the sale of equipment                                          3,728       5,214
      Purchase of short-term investments                                             (53)       (126)
      Proceeds from sale of investments                                               --       2,051
                                                                                --------    --------
      Net cash used in investing activities                                      (57,387)    (18,495)
                                                                                --------    --------

Cash flows from financing activities:
      Principal payments under debt obligations                                   (2,427)     (2,248)
      Other                                                                          555          --
                                                                                --------    --------
      Net cash (used in)
         financing activities                                                     (1,872)     (2,248)
                                                                                --------    --------
Net change in cash and cash equivalents                                          (17,089)    (20,625)

Cash and cash equivalents at beginning of period                                  62,480      45,501
                                                                                --------    --------

Cash and cash equivalents at end of period                                      $ 45,391    $ 24,876
                                                                                ========    ========

Supplemental cash flow information:
      Interest paid                                                             $ 27,529    $ 28,034
      Income taxes paid                                                         $  9,938    $  8,717

Supplemental noncash investing activity:
      Net unrealized gain on investments available
         for sale (net of taxes $7 in 2001 and
         $1,770 in 2000)                                                        $     12    $  3,147


See accompanying notes to consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. General - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of
     (1) the financial position as of June 30, 2001 and December 31, 2000, (2) the results of operations for the three and six months ended June 30, 2001 and 2000, and (3) cash flows for the six months ended June 30, 2001 and 2000. Results for the six months ended June 30, 2001 are not necessarily indicative of the results which will be realized for the year ending December 31, 2001. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2000.

     Our independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, their report of that review should not be considered a report within the meaning of Section 7 and 11 of that Act, and the independent accountants liability under Section 11 does not extend to it.

2.       Earnings per share -

               RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
             TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                                 For the Three Months Ended
                                                       June 30, 2001
                                            ------------------------------------
                                            Income (loss)   Shares     Per-Share
                                            (Numerator)  (Denominator)  Amount
                                            -----------  ------------- ---------
  Basic EPS:
  Income available to common
      stockholders                           $2,692,000   91,972,728     $.03

  Effect of Dilutive Securities:
  Stock options and grants                                 1,228,087

  Diluted EPS:
  Income available to common
      stockholders plus
      assumed conversions                    $2,692,000   93,200,815     $.03
                                             ==========   ==========     ====

               RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
             TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)


                                       For the  Six Months Ended
                                            June 30, 2001
                                  ------------------------------------
                                     Income       Shares     Per-Share
                                  (Numerator)  (Denominator)  Amount
                                  -----------  ------------- ---------
  Basic EPS:
  Income available to common
      stockholders                 $4,216,000   91,873,315    $   .05

  Effect of Dilutive Securities:
  Stock options and grants                       1,119,950

  Diluted EPS:
  Income available to common
      stockholders plus
      assumed conversions          $4,216,000   92,993,265    $   .05
                                   ==========   ==========    =======

               RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
             TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                         For the Three Months Ended
                                              June 30, 2000
                                   --------------------------------------
                                   Income (loss)   Shares       Per-Share
                                    (Numerator)  (Denominator)   Amount
                                   ------------  -------------  ---------
Basic EPS:
Income (loss) available to common
       stockholders                 $(9,482,000)    77,569,904   $  (.12)

Effect of Dilutive Securities:
Stock options and grants                                   --

Income (loss) available to common
       stockholders plus assumed
       conversions                  $(9,482,000)    77,569,904   $  (.12)
                                    ===========    ===========   =======

                                         For the Three Months Ended
                                              June 30, 2000
                                   --------------------------------------
                                   Income (loss)   Shares       Per-Share
                                    (Numerator)  (Denominator)   Amount
                                   ------------  -------------  ---------
Basic EPS:
Income (loss) available to common
       stockholders                 $(24,358,000)     77,518,230   $  (.31)

Effect of Dilutive Securities:
Stock options and grants                                     --

Income (loss) available to common
       stockholders plus assumed
       conversions                  $(24,358,000)     77,518,230   $  (.31)
                                    ============    ============   =======

The Company has outstanding $124,509,000 of Convertible Subordinated Notes which are convertible into 8,090,254 shares of common stock at $15.39 per share. The notes have been outstanding since their issuance in July 1997, but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. For the three and six months ended June 30, 2001, options to purchase 4,634,000 shares of common stock at prices ranging from $8.8750 to $12.1875 were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS during the respective periods. For the three and six months ended June 30, 2000, options to purchase 7,269,250 shares of common stock at prices ranging from $2.25 to $12.1875 were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS during the respective periods.

3. Business Segments - The primary services the Company provides are as follows: U.S. drilling, international drilling and rental tools. Information regarding the Company's operations by industry segment for the three and six months ended June 30, 2001 and 2000 is as follows (dollars in thousands):

                                 Three Months Ended         Six Months Ended
                               ----------------------    ----------------------
                               June 30,      June 30,     June 30,     June 30,
                                 2001          2000        2001          2000
                               ---------    ---------    ---------    ---------
Revenues:
      U.S. drilling            $  55,487    $  34,851    $ 105,243    $  62,305
      International drilling      59,261       42,580      110,682       81,248
      Rental tools                18,167        9,527       31,864       17,356
                               ---------    ---------    ---------    ---------
Net revenues                     132,915       86,958      247,789      160,909
                               ---------    ---------    ---------    ---------
Operating income (loss):
      U.S. drilling               15,727          624       26,857       (5,009)
      International drilling       9,040        2,699       14,791        2,973
      Rental tools                 9,113        3,650       15,254        5,576
      Other - net                   (547)        (564)      (1,089)      (1,062)
                               ---------    ---------    ---------    ---------
      Total operating income
         by segment (1)           33,333        6,409       55,813        2,478
                               ---------    ---------    ---------    ---------

      General and
         Administrative           (5,009)      (4,444)      (9,880)      (9,447)
      Reorganization              (5,194)          --       (5,194)          --
                               ---------    ---------    ---------    ---------

Total operating
      income (loss)               23,130        1,965       40,739       (6,969)

Interest expense                 (13,768)     (14,523)     (27,290)     (29,035)
Other income-net                     381        1,696        2,776        5,462
                               ---------    ---------    ---------    ---------
Income (loss) before
      income taxes             $   9,743    $ (10,862)   $  16,225    $ (30,542)
                               =========    =========    =========    =========

(1) Total operating income (loss) by segment is calculated by excluding General and administrative expense and Reorganization expense from Operating income, as reported in the Consolidated Condensed Statements of Operations.

4. Reorganization - During January 2001, the Company announced the relocation of its corporate office to Houston, Texas, which is expected to be completed during the third quarter of 2001. The relocation will be accompanied by a reorganization of certain senior management positions and of the management of the drilling operations. Management believes that the Company will benefit from being closer to its customers, competitors and vendors and anticipates long-term savings from the consolidation of offices and other administrative cost-cutting steps. In the second quarter of 2001 $5.2 million of the estimated $8.2 million reorganization costs, which includes employee moving expenses and severance costs, have been incurred. The remaining $3.0 million is expected to be incurred in the third quarter 2001.

5. Contingency - Two subsidiaries of Parker Drilling Company ("Subsidiaries") are named defendants in the lawsuit, Verdin v. R & B Falcon Drilling USA, Inc., et. al., Civil Action No. G-00-488, currently pending in the U.S. District Court for the Southern District of Texas, Galveston Division. The plaintiff is a former employee of a drilling contractor engaged in offshore drilling operations in the Gulf of Mexico. The defendants are various drilling contractors, including the Subsidiaries, who conduct drilling operations in the Gulf of Mexico. Plaintiff alleges that the defendants have violated federal and state antitrust laws by agreeing with each other to depress wages and benefits paid to employees working for said defendants.

     Plaintiff is seeking to bring this case as a "class action", i.e., on behalf of himself and a proposed class of other similarly situated employees of the defendants that have allegedly suffered similar damages from the actions of defendants. At the present time, the court has not ruled on the issue of whether the plaintiff has established the requirements for bringing this case as a "class action" on behalf of other similarly situated employees. At least six of the defendants have entered into settlement agreements pursuant to which they have agreed to pay settlement amounts although these settlements are a small fraction of the amount claimed by plaintiff. The subsidiaries and certain of the other defendants are attempting to negotiate a settlement agreement with the plaintiffs. However, no assurances can be given at this time that such negotiations will be successful. The Subsidiaries and certain other defendants have denied the plaintiff's claims. Based on the information obtained to date and consultation with legal counsel, management believes the Subsidiaries have sufficient defenses to prevail in this case if it should go to trial. Although management cannot predict the ultimate result, management believes the outcome of this case will not have a material adverse effect on the results of operations, cash flows or financial position.

6. Subsequent Event - On July 6, 2001, the Ministry of State Revenues of Kazakhstan issued an Act of Audit to the Kazakhstan branch of Parker Drilling Company International Limited, a wholly owned subsidiary of the Company ("PDCIL"), assessing additional taxes in the amount of approximately $29,000,000 for the years 1998-2000. The assessment consists primarily of adjustments in corporate income tax based on a determination by the Kazakhstan tax authorities that payments by the customer, OKIOC, to PDCIL of $99,050,000, in reimbursement of costs for improvements to Rig 257, to facilitate drilling in the Caspian Sea in connection with the drilling contract between OKIOC and PDCIL (the "257 Contract"), are income to PDCIL and, therefore, taxable. On July 12, 2001, PDCIL filed an Act of Non-Agreement stating its position that such payments should not be taxable and requesting that the Act of Audit be revised accordingly. Management, based on consultation with its tax and legal advisors, believes that PDCIL has sound legal arguments to object to the assessment. Although it is too early to make a reasonable determination as to the probable outcome of this matter, based on current information management does not believe it will have a material adverse effect on the financial condition of the Company.

7. Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board issued FAS No. 141 and 142. FAS No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 142, Goodwill and Other Intangible Assets, changes the accounting for goodwill from an amortization method to an impairment-only approach and will be effective January 2002. The Company is currently considering the possible effects of FAS No. 142 on its intangible asset valuation and accounting. If it is applicable, the Company will be required to discontinue amortizing the intangible assets and periodically assess them for impairment.

                        Report of Independent Accountants




To the Board of Directors and Shareholders
Parker Drilling Company

        We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of June 30, 2001 and the related consolidated condensed statements of operations for the three and six month periods ended June 30, 2001 and 2000 and the consolidated condensed statement of cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

        Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report, dated January 31, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                              By:  /s/ PricewaterhouseCoopers LLP
                                   ------------------------------
                                   PricewaterhouseCoopers LLP


Tulsa, Oklahoma
July 26, 2001

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

INTRODUCTION

     The significant increase in oil and gas drilling and oil field tool rental activity continued through the second quarter of 2001. Rig utilization rates and dayrates for the Company's Gulf of Mexico drilling rigs showed continued improvement, and the higher volume of rental tool activity resulted in record rental tool revenues for the second quarter. As a result of these positive trends, the Company recognized net income of $4.2 million for the six months ended June 30, 2001, a significant improvement compared to the six months ended June 30, 2000. Management is unable to predict the duration of present market conditions, but based on continued spending by oil and gas operators, management is encouraged about the Company's prospects for the remainder of 2001.

     During January 2001, the Company announced the relocation of its corporate office to Houston, Texas, which is expected to be completed during the third quarter of 2001. The relocation will be accompanied by a reorganization of certain senior management positions and of the management of drilling operations. Management believes that the Company will benefit from being closer to its customers, competitors and vendors and anticipates long-term savings from the consolidation of offices and other administrative cost-cutting steps. In the second quarter of 2001 $5.2 million of the estimated $8.2 million reorganization costs, which includes employee moving expenses and severance costs, have been incurred. The remaining $3.0 million is expected to be incurred in the third quarter 2001.


Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

     The Company recorded net income of $2.7 million for the three months ended June 30, 2001 compared to a net loss of $9.5 million recorded for the three-month period ended June 30, 2000. Net income in the second quarter of 2001 is reflective of the continuing improvement in utilization and dayrates in worldwide drilling operations and continued strong activity in the Company's rental tool operations.

                                                       Three Months Ended
                                         -------------------------------------------
                                            June 30, 2001           June 30, 2000
                                         -------------------    --------------------
Revenues:
      U.S. drilling                      $ 55,487         42%   $ 34,851         40%
      International drilling               59,261         45      42,580         49
      Rental tools                         18,167         13       9,527         11
                                         --------   --------    --------   --------
Total revenues                           $132,915        100%   $ 86,958        100%
                                         ========   ========    ========   ========

     The Company's revenues increased $45.9 million to $132.9 million in the current quarter as compared to the second quarter of 2000. U.S. drilling revenues increased $20.6 million due to increased utilization and dayrates in all areas of operation. U.S. offshore drilling revenues increased $21.0 million. Utilization on the workover and deep drilling barges increased from 66% to 80% with a 36% increase in dayrates from the second quarter of 2000. Total barge rig revenues increased $12.3 million in the current quarter. Jackup rig revenues increased $7.5 million a 61% improvement from the second quarter of 2000. Platform rig utilization improved from 48% to 60% and dayrates increased 17% resulting in an additional $1.2 million in revenues for the current quarter as compared to the second quarter of 2000.

     International drilling revenues increased $16.7 million to $59.3 million in the current quarter as compared to the second quarter of 2000. International land drilling revenues increased $11.8 million while offshore drilling revenues increased $4.9 million. Primarily responsible for the improvement in international land drilling revenues was increased activity in Kazakhstan resulting in additional revenues of $8.3 million. Since the second quarter of 2000, the Company has added six land rigs in Kazakhstan. Russia contributed increased revenues of $2.2 million. Land drilling revenues increased $1.8 million in the Asia Pacific region primarily attributed to increased utilization in New Guinea and New Zealand. Revenues declined $0.5 million in Latin America. Increased revenues in Colombia were offset by a reduction in Ecuador due to the completion of a contract in 2000 and decreased utilization in Bolivia.

     The increase of $4.9 million in international offshore drilling revenues was due primarily to the four barge rigs in Nigeria being on full dayrates most of the second quarter of 2001. During the second quarter of 2000, the four barge rigs in Nigeria were on standby rates due to community unrest. The rigs resumed operations on full dayrates during the second and third quarters of 2000.

     Rental tool revenues increased $8.6 million as Quail Tools reported record revenues in the current quarter of $18.2 million. Quail Tools continues to benefit from the strength of exploration and development spending in both the shallow and deep waters of the Gulf of Mexico and the new rental tool facility opened May 2000 in Odessa, Texas to service the West Texas drilling market. The increase in revenues consists of $4.0 million from the New Iberia, Louisiana operations, $3.1 million from the Victoria, Texas operations and $1.5 million from the Odessa, Texas operations.

                                          Three Months Ended
                               ----------------------------------------
                                  June 30, 2001       June 30, 2000
                               ------------------  -------------------
Profit margin:
      U.S. drilling            $26,679        48%   $10,958        31%
      International drilling    18,776        32     10,477        25
      Rental tools              12,090        67      5,979        63
                               -------              -------
      Total profit margin      $57,545              $27,414
                               =======              =======

(Profit margin - revenues less direct operating expenses, in thousands; profit margin percentages - profit margin as a percent of revenues).

     Profit margin of $57.5 million in the current quarter reflects an increase of $30.1 million. In the U.S., profit margin increased $15.7 million. U.S. profit margin was positively impacted during the current quarter by increasing utilization and dayrates in the Gulf of Mexico particularly from the workover and deep drilling barges, and from the jackup rigs. Utilization for the 22 U.S. barge rigs averaged 86% for the current quarter compared to 77% for the second quarter of 2000. The average dayrate increased approximately 39% during the current quarter as compared to the second quarter of 2000. Average dayrates for the jackup rigs increased approximately 70% in the current quarter when compared to the second quarter of 2000.

     International drilling profit margin increased $8.3 million in the current quarter as compared to the second quarter of 2000. International land drilling profit margin increased $5.4 million to $11.9 million during the current quarter due primarily to increased utilization in the Company's land drilling operations as previously discussed. The international offshore drilling profit margin increased $2.9 million to $6.9 million in the current quarter. This increase is primarily attributed to four barge rigs in Nigeria on standby status at reduced dayrates during most of the second quarter of 2000 due to community unrest, as compared to working at full dayrates during the current quarter.

    Rental tool profit margin increased $6.1 million to $12.1 million during the current quarter as compared to the second quarter of 2000. Profit margin percentages were 67% during the current quarter as compared to 63% for the second quarter of 2000 due to significant increase in revenues and utilization.

     Depreciation and amortization expense increased $3.2 million to $24.2 million in the current quarter. Depreciation expense increased due to 2000 capital additions, principally two newly built land rigs delivered to Kazakhstan.

     Interest expense decreased $0.7 million due primarily to the repurchase on the open market of $50.5 million principal of the 5.5% Convertible Subordinated Notes at an average price of 86.11 percent of face value during the fourth quarter of 2000.

     Income tax expense consists of foreign and deferred tax expense. The consolidated effective income tax rate for the three months ended June 30, 2001 was approximately 72% as compared to approximately 13% for the corresponding period in 2000. The increase in the effective tax rate was primarily due to increased foreign tax expense for which the Company will not receive a full U.S. tax credit.

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

The Company recorded net income of $4.2 million for the six months ended June 30, 2001 compared to a net loss of $24.4 million recorded for the six-month period ended June 30, 2000. Net income in the current period of 2001 is reflective of the continuing improvement in utilization and dayrates in the U.S. and international drilling operations and improved activity in the Company's rental tool operations.


                                                      Six Months Ended
                                         -------------------------------------------
                                             June 30, 2001         June 30, 2000
                                         -------------------     -------------------
Revenues:
      U.S. drilling                      $105,243         42%   $ 62,305         39%
      International drilling              110,682         45      81,248         50
      Rental tools                         31,864         13      17,356         11
                                         --------   --------    --------   --------
Total revenues                           $247,789        100%    160,909        100%
                                         ========   ========    ========   ========

     The Company's revenues increased $86.8 million in the current six-month period as compared to the six months ended June 30, 2000. U.S. drilling revenues increased $42.9 million due to increased offshore utilization and dayrates. U.S. offshore drilling revenues increased $43.7 million. Jackup rig revenues increased $16.7 million in the current six-month period as a result of increased dayrates compared to the six months ended June 30, 2000. Barge rig revenues increased $25.1 million during the current six-month period due to increased dayrates and utilization. At the end of the current six-month period 19 of 22 barge rigs were on contract. Platform rigs revenues increased $1.9 million with 2 of 4 rigs working through most of the current six-month period.

     International drilling revenues increased $29.4 million in the current six-month period as compared to the six months ended June 30, 2000. International land drilling revenues increased $23.0 million while offshore drilling revenues increased $6.4 million. Primarily responsible for the increase in international land drilling revenues was increased activity in Kazakhstan which contributed additional revenues of $14.7 million due in large part to the addition of six land rigs subsequent to the end of the prior period. Russia contributed increased revenues of $2.0 million. The Asia Pacific region revenues increased $4.8 million primarily attributed to New Zealand and New Guinea. The increased revenue in New Zealand and New Guinea were partially offset by the completion of a Nigerian contract in the six months ended June 30, 2000. Latin American revenues increased $1.5 million. Increased revenues in Colombia and Bolivia were offset by a reduction in Ecuador due to the completion of a contract in 2000.

     The increase of $6.4 million in international offshore drilling revenues was due primarily to the four barge rigs in Nigeria on full dayrates most of the current six-month period. Revenues associated with the Nigerian barge rigs increased $7.4 million during the current six-month period when compared to the six months ended June 30, 2000. During most of the first six months of 2000 the four barge rigs in Nigeria were on standby rates due to community unrest. The rigs resumed operation at full dayrates during the second and third quarters of 2000. Rig 257, drilling in the Caspian Sea, experienced reduced revenues of $1.0 million in the current six-month period due to reduced dayrates during a 30-day period to recover stuck pipe and during time required to move the rig to the next drilling location at reduced dayrates.

     Rental tool revenues increased $14.5 million as Quail Tools reported record revenues in the current six-month period of $31.9 million. Quail Tools continues to benefit from strength of exploration and development spending in both the shallow and deep waters of the Gulf of Mexico and the new rental tool facility opened May 2000 in Odessa, Texas to service the West Texas drilling market. The increase in revenues consists of $6.3 million from the New Iberia, Louisiana operations, $5.1 million from the Victoria, Texas operations and $3.1 million from the Odessa, Texas operations.

                                                Six Months Ended
                                   -------------------------------------------
                                      June 30, 2001           June 30, 2000
                                   -------------------   ---------------------
Profit margin:
      U.S. drilling                $ 48,816         46%     15,568         25%
      International drilling         33,039         30      18,711         23
      Rental tools                   21,044         66      10,226         59
                                   --------              --------
      Total profit margin (loss)   $102,899              $ 44,505
                                   ========              ========

(Profit margin - revenues less direct operating expenses, in thousands; profit margin percentages - profit margin as a percent of revenues).

     Profit margin of $102.8 million in the current six-month period reflect an increase of $58.3 million from the $44.5 million recorded during the six months ended June 30, 2000. The U.S. and international drilling segments recorded profit margin percentages of 46% and 30% in the current period, as compared to 25% and 23% in the six months ended June 30, 2000. In the U.S., profit margin increased $33.2 million. U.S. profit margin was positively impacted during the current quarter by increasing utilization and dayrates in the Gulf of Mexico particularly from the intermediate and deep drilling barges, and from the jackup rigs. Utilization for the 22 U.S. barge rigs averaged 84% for the current six-month period compared to 69% for the six months ended June 30, 2000. The average dayrate increased 37% during the current six-month period as compared to the six months ended June 30, 2000. Average dayrates for the jackup rigs increased approximately 74% and utilization increased from 87% to 90% during the current six-month period when compared to the six months ended June 30, 2000.

     International drilling profit margin increased $14.3 million in the current six-month period compared to the six months ended June 30, 2000. International land drilling profit margin rose $8.5 million to $20.3 million during the current six-month period due primarily to increased utilization in Kazakhstan and as previously discussed. The international offshore drilling profit margin increased $5.8 million to $12.7 million in the current six-month period. This increase is primarily attributed to four barge rigs in Nigeria on standby status at reduced dayrates during most of the six months ended June 30, 2000 due to community unrest.

    Rental tool profit margin increased $10.8 million to $21.0 million during the current six-month period as compared to the six months ended June 30, 2000. Profit margin was 66% during the current period as compared to 59% for the six months ended June 30, 2000 due to significant increased customer base and revenues.

     Depreciation and amortization expense increased $5.1 million to $47.1 million in the current six-month period. Depreciation expense increased due to 2000 capital additions, principally two newly built land rigs delivered to Kazakhstan.

     Interest expense decreased $1.7 million due primarily to the repurchase on the open market of $50.5 million principal amount of the 5.5% Convertible Subordinated Notes at an average price of 86.11 percent of face value during the fourth quarter of 2000.

     Income tax expense consists of foreign tax expense and deferred tax expense. The consolidated effective income tax rate for the six months ended June 30, 2001 was approximately 74% as compared to approximately 20% for the corresponding period in 2000. The increase in the effective tax rate was primarily due to increased foreign tax expense for which the Company will not receive a full U.S. tax credit.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company had cash, cash equivalents and other short-term investments of $46.3 million, a decrease of $17.0 million from December 31, 2000. The primary sources of cash for the six-month period as reflected on the Consolidated Statement of Cash Flows were $42.2 million provided by operating activities and $3.7 million from the disposition of equipment.

     The primary uses of cash for the three-month period ended June 30, 2001 were $61.1 million for capital expenditures and $2.4 million for repayment of debt. Major projects during the current six-month period included expenditures on three rigs in the Karachaganak field in Kazakhstan, the completion of new Rig 258 for the Tengiz field in Kazakhstan, and modifications to Rig 22J in the Gulf of Mexico, the latter a result of its scheduled five-year Coast Guard inspection.

     The Company has total long-term debt, including the current portion, of $595.0 million at June 30, 2001. The Company entered into a $50.0 million revolving credit facility with a group of banks led by Bank of America on October 22, 1999. This facility is available for working capital requirements, general corporate purposes and to support letters of credit. The revolver is collateralized by accounts receivable, inventory and certain barge rigs located in the Gulf of Mexico. The facility contains customary affirmative and negative covenants. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80 percent of eligible receivables plus 50 percent of supplies in inventory. Currently, the borrowing base is $50.0 million, of which none has been drawn down, and $13.0 million in letters of credit have been issued. The revolver terminates on October 22, 2003.

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

     Subsequent to the end of the second quarter, Parker's operating subsidiary in Kazakhstan, Parker Drilling Company International Limited ("PDCIL"), received a tax assessment of approximately $29 million from the Kazakhstan tax authorities. The assessment is based primarily on the determination of the Kazakhstan tax authorities that approximately $100 million received by PDCIL from OKIOC, the operator under the Rig 257 contract in the Caspian Sea, in reimbursement for costs incurred to upgrade Rig 257 for drilling in the Caspian Sea, is income to PDCIL and therefore taxable. Based on consultation with legal and accounting experts, PDCIL believes it has strong legal bases to oppose the assessment and intends to assert all its legal remedies. Although it is too early to make a reasonable determination as to the probable outcome of this matter, based on current information management does not believe it will have a material adverse effect on the liquidity of the Company.

OTHER MATTERS

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued FAS No. 141 and
142. FAS No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 142, Goodwill and Other Intangible Assets, changes the accounting for goodwill from an amortization method to an impairment-only approach and will be effective January 2002. The Company is currently considering the possible effects of FAS No. 142 on its intangible asset valuation and accounting. If it is applicable, the Company will be required to discontinue amortizing the intangible assets and periodically assess them for impairment.

Legal Proceedings

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

Plaintiff is seeking to bring this case as a "class action", i.e., on behalf of himself and a proposed class of other similarly situated employees of the defendants that have allegedly suffered similar damages from the actions of defendants. At the present time, the court has not ruled on the issue of whether the plaintiff has established the requirements for bringing this case as a "class action" on behalf of other similarly situated employees. At least six of the defendants have entered into settlement agreements pursuant to which they have agreed to pay settlement amounts although these settlements are a small fraction of the amount claimed by plaintiff. The subsidiaries and certain of the other defendants are attempting to negotiate a settlement agreement with the plaintiffs. However, no assurances can be given at this time that such negotiations will be successful. The Subsidiaries and certain other defendants have denied the plaintiff's claims. Based on the information obtained to date and consultation with legal counsel, management believes the Subsidiaries have sufficient defenses to prevail in this case if it should go to trial. Although management cannot predict the ultimate result, management believes the outcome of this case will not have a material adverse effect on the results of operations, cash flows or financial position.

PART II.  OTHER INFORMATION


                                                                          Page
   Item 6.        Exhibits and Reports on Form 8-K

   (a)            Exhibits:

                  Exhibit 15 Letter re Unaudited Interim Financial
                    Information                                            24

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

                                       Parker Drilling Company
                                       -----------------------
                                              Registrant

Date:  August 13, 2001


                                       By:     /s/ James J. Davis
                                               ---------------------------------
                                               James J. Davis
                                               Senior Vice President-Finance and
                                               Chief Financial Officer



                                       By:     /s/ W. Kirk Brassfield
                                               ---------------------------------
                                               W. Kirk Brassfield
                                               Vice President and Controller

                                INDEX TO EXHIBITS

     Exhibit
     Number                    Description
     ------                    -----------
       15          Letter re Unaudited Interim Financial Information