Form 10-Q
period 2001-09-30
PARKER DRILLING CO /DE/
filed 2001-11-13
CIK 76321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

 [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                 TO

                          COMMISSION FILE NUMBER 1-7573

                             PARKER DRILLING COMPANY
                             -----------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        73-0618660
          --------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              1401 Enclave Parkway, Suite 600, Houston, Texas 77077
              -----------------------------------------------------
               (Address of principal executive offices)(zip code)

        Registrant's telephone number, including area code (281) 406-2000
        -----------------------------------------------------------------


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

   As of October 31, 2001, 92,152,089 common shares were outstanding.

                             PARKER DRILLING COMPANY

                                      INDEX

                                                                        Page No.

Part I.   Financial Information

          Consolidated Condensed Balance Sheets (Unaudited)
           September 30, 2001 and December 31, 2000                        2

          Consolidated Condensed Statements of Operations (Unaudited)
           Three and Nine Months Ended September 30, 2001 and 2000         3

          Consolidated Condensed Statements of Cash Flows (Unaudited)
           Nine Months Ended September 30, 2001 and 2000                   4

          Notes to Unaudited Consolidated Condensed
           Financial Statements                                          5 - 9

          Report of Independent Accountants                                10

          Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          11 - 17


Part II.  Other Information

          Item 6, Exhibits and Reports on Form 8-K                         18

          Signatures                                                       19

          Exhibit 15, Letter Re Unaudited Interim
           Financial Information                                           21

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                 September        December
                                                                    30,              31,
                                                                   2001             2000
                                                                -----------      -----------
                       ASSETS
Current Assets:
  Cash and cash equivalents                                     $    71,218      $    62,480
  Other short-term investments                                           12              811
  Accounts and notes receivable                                     110,853          123,474
  Rig materials and supplies                                         20,666           16,500
  Other current assets                                                4,197            4,600
                                                                -----------      -----------
        Total current assets                                        206,946          207,865
                                                                -----------      -----------

Property, plant and equipment less
  accumulated depreciation and amortization of $507,457
  at September 30, 2001 and $448,734 at December 31, 2000           689,892          663,525

Goodwill, net of accumulated amortization of $33,397 at
  September 30, 2001 and $27,786 at December 31, 2000               190,997          196,609

Other noncurrent assets                                              31,563           39,420
                                                                -----------      -----------
          Total assets                                          $ 1,119,398      $ 1,107,419
                                                                ===========      ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                             $     4,890      $     5,043
  Accounts payable and accrued liabilities                           79,926           77,201
  Accrued income taxes                                                5,465            9,422
                                                                -----------      -----------
        Total current liabilities                                    90,281           91,666
                                                                -----------      -----------

Long-term debt                                                      588,833          592,584
Deferred income tax                                                  26,581           18,467
Other long-term liabilities                                           5,414            5,539

Stockholders' equity:
  Common stock, $.16 2/3 par value                                   15,366           15,287
  Capital in excess of par value                                    433,248          431,043
  Accumulated comprehensive income - net unrealized gain on
    investments available for sale (net of taxes $(34) at
    September 30, 2001 and $190 at December 31, 2000)                   (60)             339
  Retained earnings (accumulated deficit)                           (40,265)         (47,506)
                                                                -----------      -----------
        Total stockholders' equity                                  408,289          399,163
                                                                -----------      -----------
          Total liabilities and stockholders' equity            $ 1,119,398      $ 1,107,419
                                                                ===========      ===========

     See accompanying notes to consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                     Three Months Ended September 30,     Nine Months Ended September 30,
                                     --------------------------------     -------------------------------
                                          2001              2000              2001              2000
                                     -------------      -------------     ------------      -------------
Revenues:
  U.S. drilling                       $     52,985      $     39,894      $    158,228      $    102,203
  International drilling                    57,047            49,959           167,729           131,207
  Rental tools                              18,895            11,996            50,759            29,352
                                      ------------      ------------      ------------      ------------
Total revenues                             128,927           101,849           376,716           262,762
                                      ------------      ------------      ------------      ------------

Operating expenses:
  U.S. drilling                             29,827            25,436            86,245            72,175
  International drilling                    38,414            35,971           116,057            98,508
  Rental tools                               6,750             3,986            17,570            11,116
  Depreciation and amortization             24,330            21,011            71,425            63,040
  General and administrative                 4,925             5,492            14,805            14,939
  Reorganization                             2,306                --             7,500                --
                                      ------------      ------------      ------------      ------------
Total operating expenses                   106,552            91,896           313,602           259,778
                                      ------------      ------------      ------------      ------------

Operating income                            22,375             9,953            63,114             2,984
                                      ------------      ------------      ------------      ------------

Other income and (expense):
  Interest expense                         (13,772)          (14,554)          (41,062)          (43,589)
  Interest income                              795               597             2,439             2,235
  Gain on disposition of assets                326             7,953             1,776             9,901
  Other income (loss) - net                      9               749              (309)            2,625
                                      ------------      ------------      ------------      ------------
Total other income and (expense)           (12,642)           (5,255)          (37,156)          (28,828)
                                      ------------      ------------      ------------      ------------

Income (loss) before income taxes            9,733             4,698            25,958           (25,844)
                                      ------------      ------------      ------------      ------------

Income tax expense (benefit):
  Current tax expense-foreign                3,408             5,032            10,417            10,048
  Deferred tax expense (benefit)             3,300               700             8,300           (10,500)
                                      ------------      ------------      ------------      ------------
                                             6,708             5,732            18,717              (452)
                                      ------------      ------------      ------------      ------------

Net income (loss)                     $      3,025      $     (1,034)     $      7,241      $    (25,392)
                                      ============      ============      ============      ============

Earnings (loss) per share,
  Basic                               $        .03      $       (.01)     $        .08      $       (.32)
                                      ------------      ------------      ------------      ------------

  Diluted                             $        .03      $       (.01)     $        .08      $       (.32)
                                      ------------      ------------      ------------      ------------

Number of common shares used in
  computing earnings per share:
  Basic                                 92,117,651        80,258,339        91,955,655        78,438,141
                                      ------------      ------------      ------------      ------------

  Diluted                               92,589,301        80,258,339        92,876,615        78,438,141
                                      ------------      ------------      ------------      ------------

     See accompanying notes to consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                ------------------------
                                                                  2001           2000
                                                                ---------      ---------
Cash flows from operating activities:
  Net income (loss)                                             $   7,241      $ (25,392)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                                71,425         63,040
      Gain on disposition of assets                                (1,776)        (9,901)
      Expenses not requiring cash                                   3,816          3,225
      Deferred income taxes                                         8,300        (10,500)
      Change in operating assets and liabilities                    6,424            346
                                                                ---------      ---------
  Net cash provided by operating activities                        95,430         20,818
                                                                ---------      ---------

Cash flows from investing activities:
  Capital expenditures (net of reimbursements of
    $13.0 million in 2000)                                        (90,286)       (59,654)
  Proceeds from the sale of equipment                               5,828         10,141
  Proceeds from the sale of investments                               799         16,872
                                                                ---------      ---------
  Net cash used in investing activities                           (83,659)       (32,641)
                                                                ---------      ---------

Cash flows from financing activities:
  Proceeds from common stock offering                                  --         87,313
  Principal payments under debt obligations                        (3,588)        (3,388)
  Other                                                               555            384
                                                                ---------      ---------
  Net cash provided by (used) in financing activities              (3,033)        84,309
                                                                ---------      ---------

Net change in cash and cash equivalents                             8,738         72,486

Cash and cash equivalents at beginning of period                   62,480         45,501

                                                                ---------      ---------
Cash and cash equivalents at end of period                      $  71,218      $ 117,987
                                                                =========      =========

Supplemental cash flow information:
  Interest paid                                                 $  31,900      $  33,410
  Income taxes paid                                             $  14,374      $  11,686

Supplemental noncash investing activity:
  Net unrealized gain (loss) on investments available
    for sale (net of taxes $(224) in 2001 and $358 in 2000)     $    (399)     $     636


     See accompanying notes to consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. General - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of September 30, 2001 and December 31, 2000, (2) the results of operations for the three and nine months ended September 30, 2001 and 2000, and (3) cash flows for the nine months ended September 30, 2001 and 2000. Results for the nine months ended September 30, 2001 are not necessarily indicative of the results, which will be realized for the year ending December 31, 2001. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2000.

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

2.       Earnings Per Share -



               RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
             TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                                        For the Three Months Ended
                                                            September 30, 2001
                                               ---------------------------------------------
                                                 Income             Shares         Per-Share
                                               (Numerator)       (Denominator)       Amount
                                               -----------       -------------     ---------
Basic EPS:
Income available to common stockholders         $3,025,000         92,117,651         $.03

Effect of Dilutive Securities:
Stock options and grants                                --            471,650           --

Diluted EPS:
Income available to common stockholders
    plus assumed conversions                    $3,025,000         92,589,301         $.03
                                                ==========         ==========         ====


                                                        For the Nine Months Ended
                                                            September 30, 2001
                                               ---------------------------------------------
                                                 Income             Shares         Per-Share
                                               (Numerator)       (Denominator)       Amount
                                               -----------       -------------     ---------
Basic EPS:
Income available to common stockholders         $7,241,000         91,955,655         $.08

Effect of Dilutive Securities:
Stock options and grants                                --            920,960           --

Diluted EPS:
Income available to common stockholders
    plus assumed conversions                    $7,241,000         92,876,615         $.08
                                                ==========         ==========         ====

               RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
             TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                                                 For the Three Months Ended
                                                                     September 30, 2000
                                                      -------------------------------------------------
                                                      Income (loss)           Shares          Per-Share
                                                       (Numerator)         (Denominator)        Amount
                                                      -------------        -------------      ---------
Basic EPS:
Income (loss) available to common stockholders         $(1,034,000)          80,258,339         $(.01)

Effect of Dilutive Securities:
Stock options and grants                                        --                   --            --

Diluted EPS:
Income (loss) available to common stockholders
    plus assumed conversions                           $(1,034,000)          80,258,339         $(.01)
                                                       ===========          ===========         =====


                                                                  For the Nine Months Ended
                                                                      September 30, 2000
                                                      ---------------------------------------------------
                                                      Income (loss)            Shares           Per-Share
                                                       (Numerator)          (Denominator)         Amount
                                                      -------------         -------------       ---------
Basic EPS:
Income (loss) available to common stockholders         $(25,392,000)           78,438,141         $(.32)

Effect of Dilutive Securities:
Stock options and grants                                         --                    --            --

Diluted EPS:
Income (loss) available to common stockholders
  plus assumed conversions                             $(25,392,000)           78,438,141         $(.32)
                                                       ============          ============         =====



The Company has outstanding $124,509,000 of Convertible Subordinated Notes which are convertible into 8,090,254 shares of common stock at $15.39 per share. The notes have been outstanding since their issuance in July 1997 but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. For the three and nine months ended September 30, 2001, options to purchase 6,691,000 and 4,714,000, shares, respectively, of common stock at prices ranging from $4.50 to $12.1875 and from $5.9375 to $12.1875, respectively, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS during the respective periods. For the three and nine months ended September 30, 2000, options to purchase 7,269,250 shares of common stock at prices ranging from $2.25 to $12.1875 were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the respective periods.

3. Business Segments - The primary services the Company provides are as follows: U.S. drilling, international drilling and rental tools. Information regarding the Company's operations by industry segment for the three and nine months ended September 30, 2001 and 2000 is as follows (dollars in thousands):


                                             Three Months Ended                    Nine Months Ended
                                               September 30,                         September 30,
                                        ----------------------------          ----------------------------
                                          2001               2000               2001               2000
                                        ---------          ---------          ---------          ---------
Revenues:
  U.S. drilling                         $  52,985          $  39,894          $ 158,228          $ 102,203
  International drilling                   57,047             49,959            167,729            131,207
  Rental tools                             18,895             11,996             50,759             29,352
                                        ---------          ---------          ---------          ---------
Total revenues                            128,927            101,849            376,716            262,762
                                        ---------          ---------          ---------          ---------

Operating income:
  U.S. drilling                            12,287              3,822             39,153             (1,646)
  International drilling                    8,847              6,105             23,638              8,475
  Rental tools                              9,031              5,518             24,285             11,094
  Other (net)                                (559)                --             (1,657)                --
                                        ---------          ---------          ---------          ---------
Total operating income
  by segment (1)                           29,606             15,445             85,419             17,923
                                        ---------          ---------          ---------          ---------

General and
  administrative                           (4,925)            (5,492)           (14,805)           (14,939)
Reorganization                             (2,306)                --             (7,500)                --
                                        ---------          ---------          ---------          ---------

Total operating income                     22,375              9,953             63,114              2,984

Interest expense                          (13,772)           (14,554)           (41,062)           (43,589)
Other income - net                          1,130              9,299              3,906             14,761
                                        ---------          ---------          ---------          ---------

Income (loss) before
  income taxes                          $   9,733          $   4,698          $  25,958          $ (25,844)
                                        =========          =========          =========          =========



         (1) Total operating income by segment is calculated by excluding General and administrative expense and Reorganization expense from Total operating income, as reported in the Consolidated Condensed Statements of Operations.

4. Reorganization - During January 2001, the Company announced the relocation of its corporate office to Houston, Texas. On September 4, 2001, the Company opened its new corporate office in Houston, Texas. The reorganization included the consolidation of its corporate and international drilling activities from Tulsa, Oklahoma, with its U.S. offshore drilling operations already domiciled in Houston. The relocation was accompanied by the reorganization of certain senior management positions and the management of drilling operations. Management believes that the Company will benefit from being closer to its customers, competitors and vendors and anticipates increased efficiency from the consolidation of its operational and administrative functions. The total non-recurring expense for the move of the corporate office to Houston approximated $7.5 million. During the second quarter of 2001, $5.2 million was recognized, the remaining $2.3 million was recognized during the third quarter of 2001.

5. Legal Proceeding - Two subsidiaries of Parker Drilling Company ("Subsidiaries") are currently named defendants in the lawsuit, Verdin vs. R & B Falcon Drilling USA, Inc., et. al., Civil Action No. G-00-488, currently pending in the U.S. District Court for the Southern District of Texas, Houston Division. The plaintiff is a former employee of a drilling contractor engaged in offshore drilling operations in the Gulf of Mexico. The defendants are various drilling contractors, including the Subsidiaries, who conduct drilling operations in the Gulf of Mexico. Plaintiff alleges that the defendants have violated federal and state antitrust laws by agreeing with each other to depress wages and benefits paid to employees working for said defendants.

         Plaintiff is seeking to bring this case as a "class action", i.e., on behalf of himself and a proposed class of other similarly situated employees of the defendants that have allegedly suffered similar damages from the alleged actions of defendants. Originally, the case was pending in U.S. District Court for the Southern District of Texas, Galveston Division. Recently, the case was transferred to the Houston Division. The subsidiaries and certain of the other defendants recently entered into a stipulation of settlement with the plaintiff, pursuant to which the subsidiaries will pay $625,000 for a full and complete release of all claims brought in the case. This settlement was preliminarily approved by the Court on November 8, 2001. The settlement amount and related fees were accrued during the third quarter 2001.

6. Contingency - On July 6, 2001, the Ministry of State Revenues of Kazakhstan ("MSR") issued an Act of Audit to the Kazakhstan branch of Parker Drilling Company International Limited, a wholly owned subsidiary of the Company ("PDCIL"), assessing additional taxes in the amount of approximately $29,000,000 for the years 1998-2000. The assessment consists primarily of adjustments in corporate income tax based on a determination by the Kazakhstan tax authorities that payments by the customer, OKIOC, to PDCIL of $99,050,000, in reimbursement of costs for improvements to Rig 257, to facilitate drilling in the Caspian Sea in connection with the drilling contract between OKIOC and PDCIL are income, and therefore, taxable to PDCIL's Kazakhstan Branch. PDCIL filed an Act of Non-Agreement stating its position that such payment should not be taxable and requesting that the Act of Audit be revised accordingly. Initial discussions with the MSR have resulted in (1) the MSR determining that certain of the issues require reauditing, (2) that the MSR requires further information on certain items and (3) an invitation from the MSR to hold further discussions on other matters relating to the assessment. Management believes that it is too early to make a reasonable determination as to the probable outcome of this matter.

7. Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 141, 142 and 143. FAS No. 141, "Business Combinations", requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 142, "Goodwill and Other Intangible Assets", changes the accounting for goodwill from an amortization method to an impairment-only approach and will be effective January 2002. FAS No. 143, "Accounting for Asset Retirement Obligations", requires the capitalization and accrual of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. FAS No. 143 will be effective January 2003. In August 2001 the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 supersedes FAS 121 and amends APB No. 30 for the accounting and reporting for discontinued operations as it relates to long-lived assets. FAS No. 144 will be effective January 2002.

         The Company is presently evaluating the effect of these new pronouncements on its financial position and results of operations and believes FAS 142 will definitely impact the Company because it has recorded a significant amount of goodwill related to prior acquisitions.

                        Report of Independent Accountants


To the Board of Directors and Shareholders
Parker Drilling Company

         We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of September 30, 2001 and the related consolidated condensed statements of operations for the three and nine-month periods ended September 30, 2001 and 2000 and the consolidated condensed statement of cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

         Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report, dated January 30, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                           PricewaterhouseCoopers LLP


Tulsa, Oklahoma
October 31, 2001

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements may be made in this document, or may be "incorporated by reference," which means the statements are contained in other documents filed by the Company with the Securities and Exchange Commission. All statements included in this document, other than statements of historical facts, that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future are "forward-looking statements," including without limitation:

         *future operating results,

         *future capital expenditures and investments in the acquisition and refurbishment of rigs and equipment,

         *repayment of debt,

         *expansion and growth of operations and

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

         *adverse environmental events,

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

INTRODUCTION AND OUTLOOK
------------------------

         The increase in oil and gas drilling activity that commenced during the third quarter of 2000 continued to reflect positively on the financial results for the nine months ended September 30, 2001. Higher volume of rental tool activity resulted in record revenues from this segment of the Company's business for the third quarter. As a result, the Company recognized net income of $7.2 million for the nine months ended September 30, 2001 a significant improvement compared to a net loss of $25.4 million recognized for the nine months ended September 30, 2000.

         After reaching the highest levels of dayrates and utilization since fall 1998, the Gulf of Mexico market began to soften significantly in the third quarter 2001 due primarily to a reduction in drilling activity by operators in response to declining natural gas prices and increasing gas storage levels in the U.S.. However, due to the timing of the expiration of contracts on the Company's barge and jackup rigs, average utilization and dayrates were only modestly below second quarter 2001 levels. Since the end of the third quarter, dayrates and utilization of the Company's seven jackup rigs have declined significantly. Some softness has been experienced in the Company's Gulf of Mexico barge rig business and the rental tool operations, but to a much lesser extent than the jackup rigs. As a result, management anticipates that U.S. drilling results will be substantially lower in the fourth quarter 2001. Management anticipates that international barge utilization will be slightly less in the fourth quarter due to downtime for repairs of one barge rig in Nigeria, but that international land rig revenues will increase in the quarter due to higher land rig utilization. Overall, management anticipates that the decline in revenues from the Gulf of Mexico, rental tool and international barge rig operations will result in a net loss for the fourth quarter 2001.

         During January 2001, the Company announced the relocation of its corporate office to Houston, Texas. On September 4, 2001, the Company opened its new corporate office in Houston, Texas. The reorganization included the consolidation of its corporate and international drilling activities from Tulsa, Oklahoma, with its U.S. offshore drilling operations already domiciled in Houston. The relocation was accompanied by the reorganization of certain senior management positions and the management of drilling operations. Management believes that the Company will benefit from being closer to its customers, competitors and vendors and anticipates increased efficiency from the consolidation of its operational and administrative functions. The total non-recurring expense for the move of the corporate office to Houston approximated $7.5 million. During the second quarter of 2001, $5.2 million was recognized, the remaining $2.3 million was recognized during the third quarter of 2001.

Three Months Ended September 30, 2001 Compared with Three Months Ended
----------------------------------------------------------------------
September 30, 2000
------------------

         The Company recorded net income of $3.0 million for the three months ended September 30, 2001 compared to a net loss of $1.0 million recorded for the three months ended September 30, 2000. Net income in the third quarter of 2001 is reflective of the higher utilization and dayrates in worldwide drilling operations that began in the fourth quarter of 2000 and the significant increase in revenues from the Company's rental tool operations compared to the three months ended September 30, 2000.

                                                      Three Months Ended
                                 -------------------------------------------------------------
                                   September 30, 2001                    September 30, 2000
                                 --------------------------         --------------------------
Revenues:                                           (dollars in thousands)
  U.S. drilling                  $ 52,985               41%         $ 39,894               39%
  International drilling           57,047               44%           49,959               49%
  Rental tools                     18,895               15%           11,996               12%
                                 --------         --------          --------         --------
Total revenues                   $128,927              100%         $101,849              100%
                                 ========         ========          ========         ========

---------------------

         The Company's revenues increased $27.1 million to $128.9 million in the current quarter as compared to the third quarter of 2000. U.S. drilling revenues increased $13.1 million due to increased dayrates in all areas of operation. Total barge rig revenues increased $7.7 million in the current quarter, as a result of a 32% increase in dayrates from the third quarter of 2000. Jackup rig revenues increased $4.9 million a 37% improvement from the third quarter of 2000. Platform rig utilization improved from 45% to 52% and dayrates increased 21% resulting in an additional $1.1 million in revenues for the current quarter as compared to the third quarter of 2000.

         International drilling revenues increased $7.1 million to $57.0 million in the current quarter as compared to the third quarter of 2000. International land drilling revenues increased $4.9 million while international offshore drilling revenues increased $2.2 million. Primarily responsible for the improvement in international land drilling revenues was increased rig activity in Kazakhstan resulting in additional revenues of $7.8 million. Land drilling revenues increased $1.2 million in the Asia Pacific region primarily attributed to increased utilization in Papua New Guinea and New Zealand. Revenues declined $4.7 million in Latin America. Increased revenues in Colombia were offset by a reduction in Ecuador due to the completion of a contract in 2000 and decreased utilization in Bolivia.

         The increase of $2.2 million in international offshore drilling revenues was due primarily to the four barge rigs in Nigeria being on full dayrates for the third quarter of 2001. Early in the third quarter of 2000, the four barge rigs in Nigeria were on standby status at reduced dayrates due to community unrest.

         Rental tool revenues increased $6.9 million as Quail Tools reported record revenues in the current quarter of $18.9 million. Quail Tools continues to benefit from the strength of exploration and development spending in both the shallow and deep waters of the Gulf of Mexico and the new rental tool facility opened May 2000 in Odessa, Texas to serve the West Texas drilling market. The increase in revenues consisted of $3.2 million from the New Iberia, Louisiana operations, $1.9 million from the Victoria, Texas operations and $1.8 million from the Odessa, Texas operations.

                                                    Three Months Ended
                                 ---------------------------------------------------------
                                   September 30, 2001               September 30, 2000
                                 ------------------------         ------------------------
Profit margin:                                    (dollars in thousands)
  U.S. drilling                  $23,158              44%         $14,458              36%
  International drilling          18,633              33%          13,988              28%
  Rental tools                    12,145              64%           8,010              67%
                                 -------                          -------
Total profit margin              $53,936                          $36,456
                                 =======                          =======

(Profit margin - revenues less direct operating expenses; profit margin percentages - profit margin as a percent of revenues.)

         Profit margin of $53.9 million in the current quarter reflected an increase of $17.5 million. In the U.S., profit margin increased $8.7 million. U.S. profit margin was positively impacted during the current quarter by higher dayrates in the Gulf of Mexico particularly from the deep drilling barges and jackup rigs. The average dayrate for deep drilling barges increased approximately 30% during the current quarter as compared to the third quarter of 2000. Average dayrates for the jackup rigs increased approximately 44% in the current quarter when compared to the third quarter of 2000.

         International drilling profit margin increased $4.6 million in the current quarter as compared to the third quarter of 2000. International land drilling profit margin increased $2.5 million to $10.6 million during the current quarter due primarily to increased utilization in the Company's land drilling operations as previously discussed. The international offshore drilling profit margin increased $2.1 million to $8.0 million in the current quarter. This increase is primarily attributed to the standby status at reduced dayrates in 2000 for the four barge rigs in Nigeria as previously mentioned.

---------------------

         Rental tool profit margin increased $4.1 million to $12.1 million during the current quarter as compared to the third quarter of 2000. Profit margin percentages were 64% during the current quarter as compared to 67% for the third quarter of 2000 due to wage and salary market adjustments and certain non-recurring expenses.

         Depreciation and amortization expense increased $3.3 million to $24.3 million in the current quarter. Depreciation expense increased due to capital additions, principally from two newly built land rigs and major rig upgrades.

         Interest expense decreased $0.8 million due primarily to the repurchase in the open market of $50.5 million principal amount of the 5.5% Convertible Subordinated Notes at an average price of 86.11% of face value during the fourth quarter of 2000.

         Income tax expense consists of foreign and deferred tax expense. The consolidated effective income tax rate for the three months ended September 30, 2001 was approximately 69% as compared to approximately 122% for the corresponding period of 2000. The effective tax rate is primarily due to foreign tax expense for which the Company will not receive a full U.S. tax credit.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September
------------------------------------------------------------------------------
30, 2000
--------

         The Company recorded net income of $7.2 million for the nine months ended September 30, 2001 compared to a net loss of $25.4 million recorded for the nine months ended September 30, 2000. Net income in the current period of 2001 is reflective of the improvement in utilization and dayrates in the U.S. and international drilling operations and improved activity in the Company's rental tool operations as compared to the nine months ended September 30, 2000.

                                                      Nine Months Ended
                                 -------------------------------------------------------------
                                    September 30, 2001                 September 30, 2000
                                 --------------------------         --------------------------
Revenues:                                           (dollars in thousands)
  U.S. drilling                  $158,228               42%         $102,203               39%
  International drilling          167,729               45%          131,207               50%
  Rental tools                     50,759               13%           29,352               11%
                                 --------         --------          --------         --------
Total revenues                   $376,716              100%         $262,762              100%
                                 ========         ========          ========         ========

         The Company's revenues increased $113.9 million to $376.7 million in the current nine-month period as compared to the nine months ended September 30, 2000. U.S. drilling revenues increased $56.0 million due to increased offshore utilization and dayrates. Jackup rig revenues increased $21.6 million in the current nine-month period as a result of increased dayrates compared to the nine months ended September 30, 2000. Barge rig revenues increased $32.7 million during the current nine-month period due to increased dayrates and utilization. At the end of the current nine-month period 18 of 22 barge rigs and five of seven jackup rigs were under contract. Platform rig revenues increased $3.0 million with two of four rigs working through most of the current nine-month period.

         International drilling revenues increased $36.5 million in the current nine-month period as compared to the nine months ended September 30, 2000. International land drilling revenues increased $27.9 million while offshore drilling revenues increased $8.6 million. Primarily responsible for the increase in international land drilling revenues was increased activity in Kazakhstan which contributed additional revenues of $22.5 million due in large part to the addition of six land rigs subsequent to the end of the prior period. Operations in Russia contributed increased revenues of $2.4 million. The Asia Pacific and Indonesia region revenues increased $7.0 million primarily attributable to New Zealand and Papua New Guinea. The increased revenues in New Zealand and Papua New Guinea were partially offset by the completion of contracts in Nigeria and Madagascar in the nine months ended September 30, 2000. Latin American revenues decreased $4.0 million. Increased revenues in Colombia were offset by a reduction in Ecuador and Bolivia due to the completion of contracts in 2000.

---------------------

         The increase of $8.6 million in international offshore drilling revenues was due primarily to the four barge rigs in Nigeria on full dayrates for the current nine-month period. Revenues associated with the Nigerian barge rigs increased $9.9 million during the current nine-month period when compared to the nine months ended September 30, 2000. During most of the first seven months of 2000 the four barge rigs in Nigeria were on standby status at reduced dayrates due to community unrest. Rig 257, drilling in the Caspian Sea, experienced reduced revenues of $1.2 million in the current nine-month period due to reduced dayrates for rig moves and various other operations per contract.

         Rental tool revenues increased $21.4 million as Quail Tools reported record revenues in the current nine-month period of $50.7 million. Quail Tools continues to benefit from the strength of exploration and development spending in both the shallow and deep waters of the Gulf of Mexico and the new rental tool facility opened May 2000 in Odessa, Texas to serve the West Texas drilling market. The increase in revenues consists of $9.5 million from the New Iberia, Louisiana operations, $6.9 million from the Victoria, Texas operations and $5.0 million from the Odessa, Texas operations.

                                                      Nine Months Ended
                                 -------------------------------------------------------------
                                    September 30, 2001                 September 30, 2000
                                 --------------------------         --------------------------
Profit margin:                                      (dollars in thousands)
  U.S. drilling                  $ 71,983               45%         $ 30,028               29%
  International drilling           51,672               31%           32,699               25%
  Rental tools                     33,189               65%           18,236               62%
                                 --------                           --------
Total profit margin              $156,844                           $ 80,963
                                 ========                           ========

(Profit margin - revenues less direct operating expenses; profit margin percentages - profit margin as a percent of revenues.)

         Profit margin of $156.8 million in the current nine-month period reflects an increase of $75.9 million from the $80.9 million recorded during the nine months ended September 30, 2000. The U.S. and international drilling segments recorded profit margin percentages of 45% and 31%, in the current nine-month period, as compared to 29% and 25% in the nine months ended September 30, 2000. In the U.S., profit margin increased $41.9 million. U.S. profit margin was positively impacted during the current nine-month period by increased utilization and dayrates in the Gulf of Mexico. Utilization for the U.S. barge rigs averaged 82% for the current nine-month period compared to 74% for the nine months ended September 30, 2000. The average dayrate increased approximately 35% during the current nine-month period as compared to the nine months ended September 30, 2000. Average dayrate for the jackup rigs increased approximately 62% and utilization increased from 86% to 87% during the current nine-month period when compared to the nine months ended September 30, 2000.

         International drilling profit margin increased $19.0 million in the current nine-month period compared to the nine months ended September 30, 2000. International land drilling profit margin rose $11.1 million to $30.9 million during the current nine-month period due primarily to increased utilization in Kazakhstan, as previously discussed. The international offshore drilling profit margin increased $7.9 million to $20.8 million in the current nine-month period. This increase is primarily attributed to the four barge rigs in Nigeria on standby status at reduced dayrates during most of the first seven months of 2000 due to community unrest.

         Rental tool profit margins increased $15.0 million to $33.2 million during the current nine-month period as compared to the nine months ended September 30, 2000. Profit margin was 65% during the current period as compared to 62% for the nine months ended September 30, 2000 due to a significant increase in customer base and revenues.

         Depreciation and amortization expense increased $8.4 million to $71.4 million in the current nine-month period. Depreciation expense increased due to capital additions, principally from two newly built land rigs and major rig upgrades.

---------------------

         Interest expense decreased $2.5 million due primarily to the repurchase in the open market of $50.5 million principal amount of the 5.5% Convertible Subordinated Notes at an average price of 86.11 percent of face value during the fourth quarter of 2000.

         Income tax expense consists of foreign tax expense and deferred tax expense. The consolidated effective income tax rate for the nine months ended September 30, 2001 was approximately 72% as compared to approximately 2% for the corresponding period in 2000. The increase in the effective tax rate was primarily due to increased foreign tax expense for which the Company will not receive a full U.S. tax credit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         As of September 30, 2001, the Company had cash, cash equivalents and other short-term investments of $71.2 million, an increase of $7.9 million from December 31, 2000. The primary sources of cash for the nine-month period as reflected on the Consolidated Statement of Cash Flows were $95.4 million provided by operating activities and $5.8 million from the disposition of equipment.

         The primary uses of cash for the nine-month period ended September 30, 2001 were $90.3 million for capital expenditures and $3.6 million for repayment of debt. Major projects during the current nine-month period included expenditures on three rigs in the Karachaganak field in Kazakhstan, the completion of new Rig 258 for the Tengiz field in Kazakhstan, and modifications to Rig 22J in the Gulf of Mexico, the latter a result of its scheduled five-year Coast Guard inspection.

         The Company has total long-term debt, including the current portion, of $593.7 million at September 30, 2001. The Company entered into a $50.0 million revolving credit facility with a group of banks led by Bank of America on October 22, 1999. This facility is available for working capital requirements, general corporate purposes and to support letters of credit. The revolver is collateralized by accounts receivable, inventory and certain barge rigs located in the Gulf of Mexico. The facility contains customary affirmative and negative covenants. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80 percent of eligible receivables plus 50 percent of supplies in inventory. Currently, the borrowing base is $50.0 million, of which none has been drawn down, and $16.2 million in letters of credit have been issued. The revolver terminates on October 22, 2003.

         The Company anticipates that working capital needs and funds required for capital spending in 2001 will be met from existing cash, other short-term investments and cash provided by operations. The Company anticipates cash requirements for capital spending will be approximately $110 million in 2001. Should new opportunities requiring additional capital arise, the Company may utilize the revolving credit facility. In addition, the Company may seek project financing or equity participation from outside alliance partners or customers. The Company cannot predict whether such financing or equity participation would be available on terms acceptable to the Company.

         On July 6, 2001, the Ministry of State Revenues of Kazakhstan ("MSR") issued an Act of Audit to the Kazakhstan branch of Parker Drilling Company International Limited, a wholly owned subsidiary of the Company ("PDCIL"), assessing additional taxes in the amount of approximately $29,000,000 for the years 1998-2000. The assessment consists primarily of adjustments in corporate income tax based on a determination by the Kazakhstan tax authorities that payments by the customer, OKIOC, to PDCIL of $99,050,000, in reimbursement of costs for improvements to Rig 257, to facilitate drilling in the Caspian Sea in connection with the drilling contract between OKIOC and PDCIL are income, and therefore, taxable to PDCIL's Kazakhstan Branch. PDCIL filed an Act of Non-Agreement stating its position that such payment should not be taxable and requesting that the Act of Audit be revised accordingly. Initial discussions with the MSR have resulted in (1) the MSR determining that certain of the issues require reauditing, (2) that the MSR requires further information on certain items and (3) an invitation from the MSR to hold further discussions on other matters relating to the assessment. Management believes that it is too early to make a reasonable determination as to the probable outcome of this matter.

---------------------

OTHER MATTERS
-------------

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 141, 142 and 143. FAS No. 141, "Business Combinations", requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 142, "Goodwill and Other Intangible Assets", changes the accounting for goodwill from an amortization method to an impairment-only approach and will be effective January 2002. FAS No. 143, "Accounting for Asset Retirement Obligations", requires the capitalization and accrual of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. FAS No. 143 will be effective January 2003. In August 2001 the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 supersedes FAS 121 and amends APB No. 30 for the accounting and reporting for discontinued operations as it relates to long-lived assets. FAS No. 144 will be effective January 2002.

The Company is presently evaluating the effect of these new pronouncements on its financial position and results of operations and believes FAS 142 will definitely impact the Company because it has recorded a significant amount of goodwill related to prior acquisitions.


Legal Proceeding

Legal Proceeding - Two subsidiaries of Parker Drilling Company ("Subsidiaries") are currently named defendants in the lawsuit, Verdin vs. R & B Falcon Drilling USA, Inc., et. al., Civil Action No. G-00-488, currently pending in the U.S. District Court for the Southern District of Texas, Houston Division. The plaintiff is a former employee of a drilling contractor engaged in offshore drilling operations in the Gulf of Mexico. The defendants are various drilling contractors, including the Subsidiaries, who conduct drilling operations in the Gulf of Mexico. Plaintiff alleges that the defendants have violated federal and state antitrust laws by agreeing with each other to depress wages and benefits paid to employees working for said defendants.

Plaintiff is seeking to bring this case as a "class action", i.e., on his behalf and a proposed class of other similarly situated employees of the defendants that have allegedly suffered similar damages from the alleged actions of defendants. Originally, the case was pending in U.S. District Court for the Southern District of Texas, Galveston Division. Recently, the case was transferred to the Houston Division. The subsidiaries and certain of the other defendants recently entered into a stipulation of settlement with the plaintiff, pursuant to which the subsidiaries will pay $625,000 for a full and complete release of all claims brought in the case. The settlement was preliminarily approved by the Court on November 8, 2001. The settlement amount and related fees were accrued during the third quarter 2001.

PART II.  OTHER INFORMATION


                                                                  Page
  Item 6.   Exhibits and Reports on Form 8-K

  (a)       Exhibits:

            Exhibit 15 Letter re Unaudited Interim Financial       21
            Information

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Parker Drilling Company

                                            Registrant



Date:  November 13, 2001


                                        By: /s/ James J. Davis
                                           -------------------------------------
                                            James J. Davis
                                            Senior Vice President-Finance and
                                            Chief Financial Officer



                                        By: /s/ W. Kirk Brassfield
                                           -------------------------------------
                                            W. Kirk Brassfield
                                            Vice President and Controller

                                   INDEX TO EXHIBITS

 Exhibit
  Number                              Description
                                      -----------

    15     Letter re Unaudited Interim Financial Information