Form 10-K
period 2001-12-31
PARKER DRILLING CO /DE/
filed 2002-03-18
CIK 76321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

    |X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

    | |          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____________ TO

                         COMMISSION FILE NUMBER 1-7573

                             PARKER DRILLING COMPANY
             (Exact name of registrant as specified in its charter)

        Delaware                                        73-0618660
--------------------------                   --------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              1401 Enclave Parkway, Suite 600, Houston, Texas 77077
              -----------------------------------------------------
               (Address of principal executive offices)     (zip code)

        Registrant's telephone number, including area code (281) 406-2000
        -----------------------------------------------------------------

      Securities registered pursuant to Section 12(b) of the Act: Name of each exchange on which registered:

Common Stock, par value $.16 2/3 per share         New York Stock Exchange, Inc.
------------------------------------------         -----------------------------
(Title of class)

           Securities registered pursuant to Section 12(g) of the Act:

                                       N/A
              -----------------------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      As of January 31, 2002, 92,152,089 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was $497.7 million.

                             PARKER DRILLING COMPANY

                                TABLE OF CONTENTS

                                      PART I                            Page No.

Item  1.   Business                                                         2
Item  2.   Properties                                                       9
Item  3.   Legal Proceedings                                               14
Item  4.   Submission of Matters to a Vote of Security Holders             15
Item 4a.   Executive Officers                                              15

                                     PART II

Item  5.   Market for Registrant's Common Stock and
             Related Stockholder Matters                                   17
Item  6.   Selected Financial Data                                         18
Item  7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           19
Item 7a.   Quantitative and Qualitative Disclosures about Market Risk      29
Item  8.   Financial Statements and Supplementary Data                     30
Item  9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                           65

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant              65
Item 11.   Executive Compensation                                          65
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management                                                66
Item 13.   Certain Relationships and Related Transactions                  66

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedule and
             Reports on Form 8-K                                           67
           Signatures                                                      73

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This Form 10-K contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements may be made directly in this document, or may be "incorporated by reference," which means the statements are contained in other documents filed by the Company with the Securities and Exchange Commission. All statements included in this document, other than statements of historical facts, that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future are "forward-looking statements," including without limitation:

      *future operating results,
      *future rig utilization and rental tool activity, *future capital expenditures and investments in the acquisition and refurbishment of rigs and equipment,
      *repayment of debt,
      *maintenance of the Company's revolver borrowing base, and *expansion and growth of operations.

      Forward-looking statements are based on certain assumptions and analyses made by management of the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are relevant. Although management of the Company believes that its assumptions are reasonable based on current information available, they are subject to certain risks and uncertainties, many of which are outside the control of the Company. These risks and uncertainties include:

      *worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business, *the pace of recovery in the U.S. economy and the demand for natural gas, *fluctuations in the market prices of oil and gas, *imposition of unanticipated trade restrictions,
      *political instability,
      *governmental regulations that adversely affect the cost of doing business,
      *adverse environmental events,
      *adverse weather conditions,
      *changes in concentration of customer and supplier relationships, *unexpected cost increases for upgrade and refurbishment projects, *changes in competition, and
      *other similar factors (some of which are discussed in this Form 10-K and in documents referred to in this Form 10-K).

      Because the forward-looking statements are subject to risks and uncertainties, the actual results of operations and actions taken by the Company may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties are referenced in connection with forward-looking statements that are included from time to time in this document. Each forward-looking statement speaks only as of the date of this Form 10-K, and the Company undertakes no obligation to publicly update or revise any forward-looking statement.

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

      The Company is a leading worldwide provider of contract drilling and drilling related services. Our primary operating areas include the transition zones of the Gulf of Mexico, Nigeria and the Caspian Sea; the offshore waters of the Gulf of Mexico and on land in international oil and gas producing regions.

      The Company's current marketed rig fleet consists of 27 barge drilling and workover rigs, seven offshore jackup rigs, four offshore platform rigs and 41 land rigs. The Company's barge drilling and workover rig fleet is dedicated to transition zone waters, which are generally defined as coastal waters having depths from five to 25 feet. The Company's offshore jackup and platform rig fleets currently operate in the Gulf of Mexico market and are capable of drilling in water depths up to 85 to 215 feet. The Company's land rig fleet generally consists of premium and specialized deep drilling rigs, with 37 of its 41 marketed land rigs capable of drilling to depths of 15,000 feet or greater. The diversity of the Company's rig fleet, both in terms of geographic location and asset class, enables the Company to provide a broad range of services to oil and gas operators around the world.

TRANSITION ZONE OPERATIONS

      The Company provides contract drilling services in the transition zones, which are coastal waters including lakes, bays, rivers and marshes, of the Gulf of Mexico, the Caspian Sea and Nigeria, where barge rigs are the primary source of drilling and workover services. Barge rigs are barges with drilling equipment on board. They are towed to a drilling location at which time the hull is submerged to the bottom to provide stability before operations begin. Given their design, barge rigs work in shallow waters up to 25 feet.

U.S. Barge Drilling and Workover

      The Company's U.S. market for its barge drilling rigs is the transition zones of the Gulf of Mexico, primarily in Louisiana and, to a lesser extent, Alabama and Texas, where conventional jackup rigs are unable to operate. This area historically has been the world's largest market for shallow water barge drilling. The Company, with 22 drilling and workover barges, is one of two companies with a significant presence in this market.

      Utilization and dayrates for drilling and workover barges in the U.S. market remained at peak levels for the first three quarters of 2001, driven by intense drilling activity for natural gas due to high natural gas prices which were the result of a shortage of natural gas supplies during the 2000/2001 winter. By mid-2001, however, natural gas supplies proved to be more plentiful than was thought to be the case, due in part to the decline in economic activity in the U.S. Consequently, natural gas prices began to decline, and utilization and dayrates followed. While there have been signs of increasing activity in the Gulf of Mexico in early 2002, management believes that any significant increase will only accompany a sustained improvement in the U.S. economy driving increased demand for natural gas (for 2001 utilization rates of Parker's fleet, please see the Properties section of this report).

International Barge Drilling

      The Company's international barge drilling operations are focused in the transition zones of Nigeria and the Caspian Sea. International markets typically are more attractive than U.S. markets due to long-term contracts and higher dayrates.

      The Company is the leading provider of barge rigs in Nigeria, with four of the eight rigs in this market. The Company has operated in Nigeria since 1996.

      The Company owns and operates the world's largest Arctic barge rig in the Caspian Sea. This rig currently is drilling its fourth well under an initial three-year contract with seven one-year options.

OFFSHORE OPERATIONS

Jackup Drilling

      The Company has seven shallow water jackup rigs in the Gulf of Mexico. Like the U.S. barge rig market, utilization and dayrates remained at high levels for most of 2001 before following natural gas prices down in the fourth quarter.

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

LAND OPERATIONS

General

      The Company's land drilling operations specialize in the drilling of difficult wells, often in remote locations and/or harsh environments. Since beginning operations in 1934, the Company has operated in 53 foreign countries and throughout the United States, making it one of the most geographically diverse land drilling contractors in the world. All of the company's land rigs operate in international locations.

      The Company's international land drilling operations have focused primarily in Latin America, the Asia Pacific region and the republics of the former Soviet Union. The Company's operational expertise has enhanced its reputation as a pioneer in being the first western company to enter new "frontiers" of oil and gas development around the world. The Company was the first to enter China in 1980 and has provided continuous drilling services to this market. The Company was also the first western drilling contractor to enter Russia in 1991 followed by Kazakhstan in 1993, which now is one of the Company's most active markets.

      While U.S. offshore utilization and dayrates declined in the fourth quarter of 2001, international land activity began to increase, generating the sector's highest quarterly revenue in more than three years. Given announced spending plans by oil and gas companies, the increased solicitation of bids for rigs and additional strategically-positioned rigs ready to go to work, the Company believes that its international markets will continue to improve throughout 2002.

      International markets differ from the U.S. market in terms of competition, nature of customers, equipment and experience requirements. The majority of international drilling markets have the following characteristics: (i) a small number of competitors; (ii) customers who typically are major, large independent or foreign national oil companies; (iii) drilling programs in remote locations and/or harsh environments requiring drilling equipment with a large inventory of spare parts and other ancillary equipment; and (iv) difficult i.e high pressure, deep, or geologically-challenging, wells requiring considerable experience to drill.

      Latin America. The Company has 18 land rigs located in the Latin American drilling markets of Colombia, Peru, Ecuador and Bolivia. Colombia was the most active market for the Company in Latin America in 2001, and the Company announced a one-year contract extension for its four rigs drilling for BP in that country. The Company also announced a contract to work for Pluspetrol in the Camisea gas field in Peru.

      Asia Pacific/Middle East/Africa. The Company has 14 land rigs located in the Asia Pacific, Middle East and Africa drilling markets. Included are nine helicopter transportable rigs located in this region due to the remoteness of the mountainside and jungle drilling required to meet customer demand. This market had increasing activity throughout the year, with new contracts in Indonesia, New Zealand and Papua New Guinea.

      Former Soviet Union. Nine of the Company's rigs are currently located in the oil and gas producing regions of the former Soviet Union. The Company was the first Western drilling contractor to enter this market, in 1991, and it continued to be a major area of operations in 2001. The Company commenced drilling on three new contracts in Kazakhstan during the year. Two of these rigs are working in the Karachaganak field, and one in the Tengiz field. In addition, the company signed two contracts in 2001 related to new work on Sakhalin Island in Russia. The first contract is to build a rig for the Sakhalin 1 consortium, which will own the rig upon completion of construction, and mobilize it to location. Mobilization is expected to take place in mid-2002. The second contract is to operate the rig for the consortium.

U.S. Operations

      The Company announced an alliance with Heartland Rig International, (HRI) whereby HRI acquired the exclusive rights to manufacture and market the intellectual property of Parker Technology, L.L.C. HRI is leasing the Company's rig-building facilities in New Iberia, Louisiana, in the transaction with a right to purchase.

Specialty Services

      Arctic Drilling. The Company has been one of the pioneers in arctic drilling services and has developed technology to meet the demand for increased drilling in these ecologically sensitive areas. Although originally developed for the North Slope of Alaska, these technological developments and the Company's general expertise in arctic drilling are assets to the Company in marketing its services to operators in international markets with similar environmental considerations, such as the Caspian Sea and Sakhalin Island.

      Project Management. The Company has been active in managing drilling rigs owned by third parties, generally oil companies that prefer to own the rig equipment but do not have the technical expertise or labor resources to operate the rig. During the year 2001, the Company operated 11 project management contracts in five countries.

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

COMPETITION

      The contract drilling industry is a competitive and cyclical business characterized by high capital requirements and, in recent times, difficulty in finding and retaining qualified field personnel.

      In the Gulf of Mexico barge drilling and workover markets the Company competes with one major competitor, Transocean Sedco Forex. In the jackup market, there are numerous U.S. offshore contractors. In international land markets, the Company competes with a number of international drilling contractors but also with smaller local contractors in certain markets. However, due to the high capital costs of operating in international land markets as compared to the U.S. land market, the high cost of mobilizing land rigs from one country to another, and the technical expertise required, there are usually fewer competitors in international land markets. In international land and offshore markets, experience in operating in challenging environments and customer alliances have been factors in the selection of the Company in certain cases, as well as the Company's patented drilling equipment for remote drilling projects. The Company believes that the market for drilling contracts, both land and offshore, will continue to be highly competitive for the foreseeable future. Certain competitors have greater financial resources than the Company, which may enable them to better withstand industry downturns, compete more effectively on the basis of price, build new rigs or acquire existing rigs.

      Management believes that Quail Tools is one of the leading rental tool companies in the offshore Gulf of Mexico market. A number of Quail's competitors in the Gulf of Mexico and the Gulf Coast land markets, however, are substantially larger and have greater financial resources than Quail Tools.

CUSTOMERS

      The Company believes it has developed a reputation for providing efficient, safe, environmentally conscious and innovative drilling services. An increasing trend indicates that a number of the Company's customers have been seeking to establish exploration or development drilling programs based on partnering relationships or alliances with a limited number of preferred drilling contractors. Such relationships or alliances can result in longer-term work and higher efficiencies that increase profitability for drilling contractors at a lower overall well cost for oil and gas operators. The Company is currently a preferred contractor for operators in certain United States and international locations, which management believes is a result of the Company's quality of equipment, personnel, service and experience.

      The Company's drilling customer base consists of major, independent and foreign-owned oil and gas companies. For fiscal year 2001, ChevronTexaco was the Company's largest customer with approximately 15 percent of total revenues. Shell Petroleum Development Company of Nigeria, the Company's largest customer for 2000 and 1999, accounted for approximately 10 percent of total revenues in both years.

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

EMPLOYEES

      At December 31, 2001, the Company employed 3,654 people, an increase of 3 percent from the 3,542 employed at December 31, 2000. The following table sets forth the composition of the Company's employees.

                                                                 December 31,
                                                             -------------------
                                                             2001          2000
                                                             ----          ----
International drilling operations                            2,444         2,109
U.S. drilling operations                                       878         1,175
Rental tool operations                                         140           107
Corporate and other                                            192           151

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

      The drilling industry is dependent on the demand for services from the oil and gas exploration and development industry, and accordingly, is affected by changes in laws relating to the energy business. The Company's business is affected generally by political developments and by federal, state, local and foreign regulations that may relate directly to the oil and gas industry. The adoption of laws and regulations, both U.S. and foreign, that curtail exploration and development drilling for oil and gas for economic, environmental and other policy reasons may adversely affect the Company's operations by limiting available drilling opportunities.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      The Company operates in three segments, U.S. drilling services, international drilling services and rental tool operations. Information about the Company's business segments and operations by geographic areas for the years ended December 31, 2001, 2000 and 1999 is set forth in Note 9 in the notes to consolidated financial statements.

Item 2.  PROPERTIES

      The Company leases office space in Houston for its corporate headquarters. Additionally, the Company owns and leases office space and operating facilities in various locations, but only to the extent necessary for administrative and operational support functions. The Company owns a ten-story building in Tulsa, Oklahoma, the previous corporate headquarters which is vacant and held for sale.

      Land Rigs. The following table shows, as of December 31, 2001, the locations and drilling depth ratings of the Company's 41 actively marketed land rigs:

                                                    Drilling Depth Rating in Feet
                                              -----------------------------------------
                                               10,000     10,000
                                                 or         to        Over
              International                     less      25,000      25,000      Total
              -------------                     ----      ------      ------      -----
Actively marketed land rigs:
    Latin America                                --         11           7          18
    Asia Pacific/Middle East/Africa               2         12          --          14
    Former Soviet Union                           2          4           3           9
                                                 --         --          --          --
Total                                             4         27          10          41
                                                 ==         ==          ==          ==

      In addition, the Company has seven land rigs classified as cold stacked which would need to be refurbished at a significant cost before being placed back into service, with locations and drilling depth ratings as follows:

                                                    Drilling Depth Rating in Feet
                                              -----------------------------------------
                                               10,000     10,000
                                                 or         to        Over
              International                     less      25,000      25,000      Total
              -------------                     ----      ------      ------      -----
Cold stacked land rigs:
    Latin America                                --          1          --           1
    Asia Pacific/Middle East/Africa               3          3          --           6
    Former Soviet Union                          --         --          --          --
                                                 --         --          --          --
Total                                             3          4          --           7
                                                 ==         ==          ==          ==

      Barge Rigs. A schedule of the Company's deep, intermediate and workover and shallow drilling barge rigs located in the Gulf of Mexico, as of December 31, 2001, is set forth below:

                                                     Year Built      Maximum
                                                      or Last       Drilling
       Gulf of Mexico                Horsepower     Refurbished    Depth (Feet)     Status (1)
       --------------                ----------     -----------    ------------     ----------
Deep drilling:
    Rig No. 15                          1,000           1998          15,000          Active
    Rig No. 50                          2,000           2001          25,000          Active
    Rig No. 51                          2,000           1993          25,000          Active
    Rig No. 53                          1,600           1995          20,000          Active
    Rig No. 54                          2,000           1995          25,000          Active
    Rig No. 55                          2,000           2001          25,000          Active
    Rig No. 56                          2,000           1992          25,000          Active
    Rig No. 57                          1,500           1997          20,000          Active
    Rig No. 76                          3,000           1997          30,000          Active

Intermediate drilling:
    Rig No   8                          1,000           1995          14,000          Active
    Rig No. 17                          1,000           1993          13,000          Active
    Rig No. 20                          1,000           2001          12,500          Active
    Rig No. 21                          1,200           2001          13,000          Active
    Rig No. 23                          1,000           1993          11,500          Active

Workover and shallow drilling:
    Rig No. 6 (2)                         700           1995              --          Active
    Rig No. 9 (2)                         650           1996              --          Active
    Rig No. 12                          1,100           1990          14,000          Active
    Rig No. 16                            800           1994           8,500          Active
    Rig No. 18                            800           1993           8,500          Active
    Rig No. 24                          1,000           1992          11,500          Active
    Rig No. 25                          1,000           1993          11,500          Active
    Rig No. 26 (2)                        650           1996              --          Active

      (1) "Active" denotes that the rig is currently under contract or available for contract.

      (2)   Workover rig.

      A schedule of the Company's international drilling barges, as of December 31, 2001, is set forth below:

                                                     Year Built      Maximum
                                                      or Last       Drilling
       International                 Horsepower     Refurbished    Depth (Feet)     Status (1)
       -------------                 ----------     -----------    ------------     ----------
Deep drilling:
    Rig No. 72                          3,000          1991          30,000          Active
    Rig No. 73                          3,000          2000          30,000          Active
    Rig No. 74                          3,000          1997          30,000          Active
    Rig No. 75                          3,000          1999          30,000          Active
    Rig No. 257                         3,000          1999          25,000          Active

      (1) "Active" denotes that the rig is currently under contract or available for contract.

      Platform Rigs. The following table sets forth certain information, as of December 31, 2001, with respect to the Company's platform rigs:

                                                     Year Built      Maximum
                                                      or Last       Drilling
       Gulf of Mexico                Horsepower     Refurbished    Depth (Feet)     Status (1)
       --------------                ----------     -----------    ------------     ----------
Platform rigs:
    Rig No. 2                          1,000           1982          12,000         Active
    Rig No. 3                          1,000           1997          12,000         Active
    Rig No. 10 (2)                       650           1989              --         Active
    Rig No. 41                         1,000           1997          12,500         Active

      (1) "Active" denotes that the rig is currently under contract or available for contract.

      (2)   Workover rig.

      Jackup Rigs. The following table sets forth certain information as of December 31, 2001, with respect to the Company's jackup rigs:

                                                                      Maximum        Maximum
                                                                       Water         Drilling
    Gulf of Mexico                          Design (1)               Depth (Feet)   Depth (Feet)     Status (2)
    --------------                          ----------               -----------    ------------     ----------
Jackup rigs:
    Rig No. 11 (3)                Bethlehem JU-200 (MC)                 200                --         Active
    Rig No. 14                    Baker Marine Big Foot (IS)             85            20,000         Active
    Rig No. 15                    Baker Marine Big Foot III (IS)        100            20,000         Active
    Rig No. 20                    Bethlehem JU-100 (MC)                 110            25,000         Active
    Rig No. 21                    Baker Marine BMC-125 (MC)             100            20,000         Active
    Rig No. 22                    Le Tourneau Class 51 (MC)             173            15,000         Active
    Rig No. 25                    Le Tourneau Class 150-44 (IC)         215            20,000         Active

      (1) IC--independent leg, cantilevered; IS--independent leg, slot; MC--mat-supported, cantilevered.

      (2) "Active" denotes that the rig is currently under contract or available for contract.

      (3)   Workover rig.

      The following table presents the Company's utilization rates, rigs available for service and cold stacked rigs.


                                                                         Year Ended December 31,
                                                                    ---------------------------------
                Transition Zone Rig Data                                 2001              2000
----------------------------------------------------------          ---------------   ---------------
U.S. barge deep drilling:
    Rigs available for service (1)                                             9.0               8.0
    Utilization rate of rigs available for service (2)                         93%               92%

U.S. barge intermediate drilling:
    Rigs available for service (1)                                             5.0               5.0
    Utilization rate of rigs available for service (2)                         80%               93%

U.S. barge workover and shallow drilling:
    Rigs available for service (1)                                             8.0               9.0
    Utilization rate of rigs available for service (2)                         53%               44%

International barge drilling:
    Rigs available for service (1)                                             5.0               5.0
    Utilization rate of rigs available for service (2)                         97%               97%


                    Offshore Rig Data
----------------------------------------------------------
Jackup rigs:
    Rigs available for service (1)                                             7.0               7.0
    Utilization rate of rigs available for service (2)                         78%               86%

Platform rigs:
    Rigs available for service (1)                                             4.0               4.0
    Utilization rate of rigs available for service (2)                         47%               53%

                                                                         Year Ended December 31,
                                                                    ---------------------------------
                      Land Rig Data                                      2001              2000
----------------------------------------------------------          ---------------   ---------------
International rigs:
    Rigs available for service (1)                                            41.0              40.0
    Utilization rate of rigs available for service (2)                         49%               35%
    Cold stacked rigs (1)                                                      7.0               7.0

U.S. rigs: (3)
    Rigs available for service (1)                                              --               0.9
    Utilization rate of rigs available for service (2)                          --                0%

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

      (3) Includes one U.S. land rig located in Alaska, through the date of sale November 20, 2000.

Item 3.  LEGAL PROCEEDINGS

      Verdin Lawsuit. Two subsidiaries of Parker Drilling Company ("Subsidiaries") are currently named defendants in the lawsuit, Verdin vs. R & B Falcon Drilling USA, Inc., et. al., Civil Action No. G-00-488, currently pending in the U.S. District Court for the Southern District of Texas, Houston Division. The plaintiff is a former employee of a drilling contractor engaged in offshore drilling operations in the Gulf of Mexico. The defendants are various drilling contractors, including the Subsidiaries, who conduct drilling operations in the Gulf of Mexico. Plaintiff alleges that the defendants have violated federal and state antitrust laws by agreeing with each other to depress wages and benefits paid to employees working for said defendants.

      Plaintiff is seeking to bring this case as a "class action", i.e., on behalf of himself and a proposed class of other similarly situated employees of the defendants that have allegedly suffered similar damages from the alleged actions of defendants. Originally, the case was pending in U.S. District Court for the Southern District of Texas, Galveston Division. The case was subsequently transferred to the Houston Division. The subsidiaries and certain of the other defendants recently entered into a stipulation of settlement with the plaintiff, pursuant to which the subsidiaries will pay $625,000 for a full and complete release of all claims brought in the case. The settlement was preliminarily approved by the Court on November 8, 2001, and the Court will conduct a fairness hearing on April 18, 2002 to determine whether the proposed settlements should receive final approval. The settlement amount and related fees were accrued during the third quarter 2001.

      Kazakhstan tax issue. On July 6, 2001, the Ministry of State Revenues of Kazakhstan ("MSR") issued an Act of Audit to the Kazakhstan branch ("PKD Kazakhstan") of Parker Drilling Company International Limited, a wholly-owned subsidiary of the Company ("PDCIL"), assessing additional taxes in the amount of approximately $29,000,000 for the years 1998 through 2000. The assessment consists primarily of adjustments in corporate income tax based on a determination by the Kazakhstan tax authorities that payments by Offshore Kazakhstan International Operating Company, ("OKIOC"), to PDCIL of $99,050,000, in reimbursement of costs for modifications to Rig 257, performed by PDCIL prior to the importation of the drilling rig into Kazakhstan, where it is currently working under contract to OKIOC, are income to PKD Kazakhstan, and therefore, taxable to PKD Kazakhstan. PKD Kazakhstan filed an Act of Non-Agreement stating its position that such payment should not be taxable and requesting the Act of Audit be revised accordingly. In November, the MSR rejected PKD Kazakhstan's Act of Non-Agreement, prompting PKD Kazakhstan to seek judicial review of the assessment. On December 28, 2001, the Astana City Court issued a judgment in favor of PKD Kazakhstan, finding that the reimbursements to PDCIL were not income to PKD Kazakhstan and not otherwise subject to tax based on the US-Kazakhstan Tax Treaty. The MSR has appealed the Astana City Court decision to the Supreme Court, but has requested and received a postponement in the hearing until March 21, 2002. Management believes that it is still not possible to make a reasonable determination as to the probable outcome of this matter. Should PKD Kazakhstan be required to pay the full assessment, the Company has sufficient cash on hand to make the payment.

      The Company is a party to certain legal proceedings that have resulted from the ordinary conduct of its business. In the opinion of the Company's management, none of these proceedings is expected to have a material adverse effect on the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to Parker Drilling Company security holders during the fourth quarter of 2001.

Item 4A.  EXECUTIVE OFFICERS

      Officers are elected each year by the board of directors following the annual meeting for a term of one year and until the election and qualification of their successors. The current executive officers of the Company and their ages, positions with the Company and business experience are presented below:

      (1) Robert L. Parker, 78, chairman, joined the Company in 1944 and was elected vice president in 1950. He was elected president in 1954 and chief executive officer and chairman in 1969. Since 1991, he has held only the position of chairman.

      (2) Robert L. Parker Jr., 53, president and chief executive officer, joined the Company in 1973 as a contract representative and was named manager of U.S. operations later in 1973. He was elected a vice president in 1973, executive vice president in 1976 and was named president and chief operating officer in October 1977. In December 1991, he was elected chief executive officer.

      (3) James J. Davis, 55, senior vice president of finance and chief financial officer, joined the Company in November 1991. From 1986 through 1991, Mr. Davis was vice president and treasurer of MAPCO Inc., a diversified energy company with interests in natural gas liquids marketing and transportation, oil refining and retail motor fuel marketing. He serves as a member of the board of directors of Dollar Thrifty Funding Corp.

      (4) Robert F. Nash, 58, senior vice president and chief operating officer, joined the Company in November 2001. Mr. Nash joined the Company following a 26-year career with Halliburton, during which time he held numerous senior management positions with responsibility for operations, technical development, manufacturing, procurement, inventory management and sales and marketing. He also has considerable experience with mergers, acquisitions, divestitures and reorganizations.

      (5) Thomas L. Wingerter, 49, vice president of operations, joined the Company in 1979. In 1983 he was named contract manager for the Rocky Mountain division. He was promoted to Rocky Mountain division manager in 1984, a position he held until September 1991 when he was elected vice president, North American region. In March 1999 he was appointed vice president and general manager - North American operations. In January 2001, he was appointed to his current position.

      (6) W. Kirk Brassfield, 46, vice president and corporate controller joined the Company in March 1998 as corporate controller and chief accounting officer. From 1991 through March 1998, Mr. Brassfield served in various positions, including subsidiary controller and director of financial planning of MAPCO Inc., a diversified energy company. From 1979 through 1991, Mr. Brassfield served at the public accounting firm, KPMG Peat Marwick.

                     OTHER PARKER DRILLING COMPANY OFFICERS

      (7) John R. Gass, 50, vice president of corporate business development, joined the Company in 1977 and has served in various management positions in the Company's international divisions. In 1985 he became the division manager of Africa and the Middle East. In 1987 he directed the Company's core drilling operations in South Africa. In 1989 he was promoted to international contract manager. In January 1996, he was elected vice president, frontier areas and assumed his current position in March 1999.

      (8) Denis Graham, 52, vice president of engineering, joined the Company in 2000. Mr. Graham was the senior vice president of technical services for Diamond Offshore Inc., an international offshore drilling contractor. His experience with Diamond Offshore ranged from 1978 through 1999 in the areas of offshore drilling rig design, new construction, conversions, marine operations, maintenance and regulatory compliance.

      (9) Patrick Seals, 38, vice president of shared services, joined the Company in 1992 as an internal auditor. From 1993 through 1999, he held various contracts and marketing management roles in the North American Division. In late 1999, Mr. Seals assumed the role of general manager of e-business and in January of 2001 was promoted to his current position. From 1985 to 1992, he served in roles at the public accounting firm of Arthur Andersen, Scrivner, Inc. and The Oklahoma Publishing Company.

      (10) David W. Tucker, 46, was elected treasurer in March 1999. He joined the Company in 1978 as a financial analyst and served in various financial and accounting positions before being named chief financial officer of the Company's wholly-owned subsidiary, Hercules Offshore Corporation, in February 1998.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Parker Drilling Company common stock is listed for trading on the New York Stock Exchange under the symbol PKD. At the close of business on December 31, 2001, there were 3,004 holders of record of Parker Drilling common stock. Prices on Parker Drilling's common stock for the years ended December 31, 2001 and 2000, were as follows:

                           2001                            2000
                    ------------------             ---------------------
Quarter             High           Low             High              Low
-------------       ----           ---             ----              ---
First              $7.53          $4.75           $5.125          $3.000
Second              7.40           5.21            6.875           3.750
Third               6.29           2.25            7.438           4.875
Fourth              4.07           2.56            7.125           3.938

      No dividends have been paid on common stock since February 1987. Restrictions contained in Parker Drilling's existing bank revolving loan facility prohibit the payment of dividends and the indenture for the Senior Notes restricts the payment of dividends. The Company has no present intention to pay dividends on its common stock in the foreseeable future because of the restrictions noted.

Item 6.  SELECTED FINANCIAL DATA  (Dollars in Thousands Except Per Share Data)

                                                                                                         Four Months
                                              Year Ended         Year Ended           Year Ended            Ended
                                              December 31,       December 31,         December 31,       December 31,
                                                 2001               2000                 1999               1998
                                              ------------       ------------         ------------       ------------
Revenues                                         $  487,965         $  376,349           $  324,553         $  136,723

Net income (loss)                                $   11,059         $  (19,045)(1)       $  (37,897)        $  (14,633)

Diluted earnings (loss) per share                      0.12         $    (0.23)(1)       $    (0.49)        $   (0.19)

Total assets                                     $1,105,777         $1,107,419           $1,082,743         $1,159,326

Long-term debt                                   $  587,165         $  592,584           $  648,577         $  630,479

                                              Year Ended         Year Ended
                                              August 31,         August 31,
                                                 1998               1997
                                              ----------         ----------
Revenues                                         $  481,223           $311,644

Net income                                       $   28,092           $ 16,315

Diluted earnings per share                       $     0.36           $   0.23

Total assets                                     $1,200,544           $984,136

Long-term debt                                   $  630,090           $551,042

      (1)   Loss before extraordinary gain was $(22,981) or $(0.28) per share.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              Outlook and Overview

      The year 2001 was marked by an overall improvement in rig activity and cash flow for the Company. Net income improved to $11.1 million as compared to net losses before extraordinary gain of $23.0 million and $37.9 million the previous two years. Rig utilization, dayrates and rental activity improved substantially in the Company's Gulf of Mexico drilling markets, continuing a trend that started in mid-2000. The main driver of this trend was the increase in spending by oil and gas operators in response to significantly higher demand and prices for natural gas in the United States. The Company's international markets began to improve late in 2001 experiencing significantly higher utilization in the fourth quarter, most notably in the Asia Pacific region and Kazakhstan.

      After reaching the highest levels of dayrates and utilization since fall of 1998, the Gulf of Mexico market began to soften at the end of the third quarter of 2001 due primarily to a reduction in drilling activity by operators in response to declining demand and prices for natural gas, due in part to the economic recession in the United States. During the fourth quarter, dayrates for the Company's seven jackup rigs dropped approximately 25 percent while utilization decreased from 87 percent for the first three quarters to 52 percent for the fourth quarter. During the same period, some softness was experienced in the Company's Gulf of Mexico rental tool operations and barge rig business, but to a much lesser extent than the jackup rigs due to the consolidated nature of the barge rig market. Management anticipates that the reduced demand for drilling services in the Gulf of Mexico market will continue through the first half of 2002, which will result in reduced revenues from our barge, jackup and rental tools operations as compared to 2001. Management anticipates that revenues from the Company's international land rig operations will increase over 2001, due to increased rig utilization in our markets, particularly Latin America and the Asia Pacific region. International barge revenues for 2002 are anticipated to approximate 2001.

      In the Company's fourth quarter conference call with investors, management stated that the level of revenues and cash flow that the Company will generate in 2002 will depend to a large extent on the pace of recovery in drilling activity and dayrates in the Gulf of Mexico market. Management anticipates that drilling activity will increase in the second half of 2002 if there is a sustained recovery in the U.S. economy, which would reduce current high inventories and lead to an increase in demand for natural gas. One scenario posed by management to investors is for a fairly rapid pickup in rig utilization and rental tool activity, in which case revenues for the year 2002 could reach $480 million. This compares with revenues for the year 2001 of $488.0 million. On the other hand, if the recovery in the U.S. economy lags and the demand for natural gas is not as strong, then the recovery in the Gulf of Mexico market could lag until the third quarter. In this case management anticipates revenues could be approximately $450 million.

      During September 2001, the Company relocated its corporate office to Houston. The reorganization included the consolidation of its corporate and international drilling activities from Tulsa, Oklahoma, with its U.S. offshore drilling operations already domiciled in Houston. The reorganization of certain senior management positions and management of drilling operations accompanied the relocation. Management believes that the Company will benefit from being closer to its customers, competitors and vendors and anticipates increased operational efficiency from the consolidation of its operations and administrative functions. The total non-recurring expense for the move of the corporate office to Houston approximated $7.5 million.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      The Company recorded net income of $11.1 million, for the year ended December 31, 2001, compared to a net loss of $23.0 million, before extraordinary gain, recorded for the year ended December 31, 2000.

                                          Year Ended December 31,
                                -----------------------------------------
                                       2001                   2000
                                -----------------       -----------------
Revenues:                                 (Dollars in Thousands)
    U.S. drilling               $190,809       39%      $148,416       40%
    International drilling       231,527       48%       185,100       49%
    Rental tools                  65,629       13%        42,833       11%
                                --------      ---       --------      ---
Total revenues                  $487,965      100%      $376,349      100%
                                ========      ===       ========      ===

      The Company's revenues increased $111.6 million to $488.0 million in the current year as compared to 2000. U.S. offshore drilling revenues increased $44.1 million to $190.8 million due primarily to increased dayrates for the drilling barge rigs and the jackup rigs. Dayrates increased 32 percent and 40 percent for the barge rigs and jackup rigs, respectively, as compared to the previous year. The increase in dayrates was partially offset by decreased utilization from 86 percent in 2000 to 78 percent in 2001 for the jackup rigs. The decrease in utilization was due primarily to the slowdown in the Gulf of Mexico jackup market during the fourth quarter of 2001. Jackup utilization during the fourth quarter was 52 percent as compared to approximately 87 percent during the first three quarters of 2001. U.S. land drilling revenues decreased $1.7 million due to the sale of the Company's last remaining U.S. land rig, Rig 245, in November 2000.

      International drilling revenues increased $46.4 million to $231.5 million in the current period as compared to the year ended December 31, 2000. International land drilling revenues increased $38.5 million to $151.5 million during 2001. Revenues in the Former Soviet Union region, which includes Kazakhstan and Russia, increased $32.3 million to $63.1 million during 2001 as compared to the previous year. Kazakhstan increased $30.0 million as one rig was added to the Tengiz operation and three rigs were added to the Karachaganak joint venture with Saipem. Russia increased by $2.3 million as one rig commenced operations during 2001. Revenues increased $10.7 million in the Asia Pacific region due primarily to increased rig utilization in Indonesia, Papua New Guinea and New Zealand. Offsetting these increases were decreases in revenues from Madagascar and Nigeria's land rig due to completion of drilling contracts in these countries in 2000. Revenues in the Latin America region decreased $4.4 million to $54.1 million during 2001. Revenues in Bolivia decreased $12.1 million during 2001 due primarily to an oversupply of natural gas in Bolivia resulting in a significant decrease in rig utilization. Partially offsetting the decrease in Bolivia was an increase in revenues of $8.7 million in Colombia. During 2001 rig utilization increased in Colombia to 92 percent from 83 percent in 2000, and currently the Company has six rigs working in Colombia.

      International offshore drilling revenues increased $7.9 million to $80.0 million during 2001. Revenues in the Caspian Sea (barge Rig 257) decreased by $1.6 million while revenues in Nigeria increased $9.5 million. Barge Rig 257 revenues decreased primarily due to reduced rates received during the lengthy rig move after completion of the first well. Revenues for the four barge rigs in Nigeria improved due to increased drilling operations on full dayrates. Last year the rigs were on reduced standby rates for approximately six months due to several episodes of community unrest.

      Rental tool revenues increased $22.8 million due to the increased level of drilling activity in the Gulf of Mexico. Contributing to this increase was the New Iberia, Louisiana, operation in the amount of $10.3 million, $6.3 million from the Victoria, Texas, operation and $6.2 million from the Odessa, Texas, operation which commenced operations in May 2000.

                                                Year Ended December 31,
                                       --------------------------------------
                                             2001                  2000
                                       ----------------      ----------------
Profit margin:                                  (Dollars in Thousands)
    U.S. drilling                      $ 78,329     41%       $ 49,219     33%
    International drilling               77,043     33%         52,218     28%
    Rental tools                         42,624     65%         26,839     63%
                                       --------     --        --------     --
Total profit margin                     197,996     41%        128,276     34%
                                       --------     --        --------     --

    Depreciation and amortization        97,259                 85,060
    General and administration           21,721                 20,392
    Other                                 7,500                  8,300
                                       --------               --------

Operating income                       $ 71,516               $ 14,524
                                       ========               ========

      (Profit margin - revenues less direct operating expenses; profit margin percentages - profit margin as a percent of revenues.)

      Profit margin of $198.0 million in the current period reflects an increase of $69.7 million from the $128.3 million recognized during the year ended December 31, 2000. The U.S. and international drilling segments recorded profit margin percentages of 41 percent and 33 percent, respectively, in the current year, as compared to 33 percent and 28 percent in 2000. U.S. profit margins increased $29.1 million. U.S. drilling profit margin was positively impacted during the current year by increasing dayrates in the Gulf of Mexico from the barge and jackup rigs. Average dayrates for the barge rigs and jackup rigs increased approximately 31 percent and 42 percent, respectively, during the current period when compared to the prior year. Jackup rig utilization decreased from 86 percent in 2000 to 78 percent in 2001 due primarily to a slowdown in the Gulf of Mexico jackup market during the fourth quarter, which resulted in jackup rig utilization of 52 percent. This slowdown negatively impacted jackup rig dayrates, which declined approximately 23 percent from the first three quarters of 2001.

      International drilling profit margin increased $24.8 million to $77.0 million during the year ended December 31, 2001 as compared to 2000. International land drilling profit margin increased $18.1 million to $47.6 million. Profit margin for the international land drilling operations increased in Kazakhstan from 33 percent to 45 percent, Papua New Guinea from 27 percent to 48 percent, and New Zealand from 20 percent to 39 percent, primarily due to higher utilization during 2001. Profit margin in Russia decreased $5.4 million due to higher than anticipated mobilization and start up costs. The international offshore drilling profit margin increased $6.7 million to $29.5 million, with profit margin increasing from 32 percent to 37 percent during 2001 as compared to 2000.

      Rental tool profit margin increased $15.8 million to $42.6 million during the current year as compared to the year ended December 31, 2000. Profit margin increased primarily due to the $22.8 million increase in revenues during the current year. The profit margin percentage increased during the current period to 65 percent from 63 percent for the previous year due principally to higher revenues without a corresponding increase in fixed cost.

      Depreciation and amortization expense increased $12.2 million to $97.3 million in the current year. Depreciation expense recorded in connection with capital additions for the years 1999, 2000 and 2001, was the primary reason for the increase. General and administrative expenses increased $1.3 million in the current year as compared to 2000. This increase is primarily attributed to increased travel costs, professional fees, information technology projects, and higher occupancy costs associated with the new corporate office in Houston.

      The Company recognized $7.5 million in reorganization costs, which includes employee moving expenses and severance costs, during 2001. In September 2001, the Company opened its new corporate office in Houston. The reorganization included the consolidation of its corporate and international drilling activities from Tulsa, Oklahoma, with its U.S. offshore drilling operations already domiciled in Houston. The relocation was accompanied by the reorganization of certain senior management positions and the management of drilling operations.

      Interest expense decreased $4.0 million due to the $50.5 million repayment of convertible notes during the fourth quarter of 2000 and $1.6 million of interest being capitalized to construction projects during the year ended December 31, 2001, as compared to $0.5 million capitalized during the prior year. Gain on disposition of assets decreased $15.6 million to $2.3 million for the current year. During the year 2000, the Company sold its one million shares of Unit Corporation common stock and recognized a pre-tax gain of $7.4 million and the Company sold Rig 245 in Alaska for $20.0 million and recognized a pre-tax gain of $14.9 million.

      Income tax expense consists of foreign tax expense of $14.0 million and deferred tax benefit of $1.4 million. The deferred tax benefit is due to the reduction in the valuation allowance of $9.6 million offsetting deferred tax expense of $8.2 million. The reduction was the result of a change in estimate relating to the realization of net operating loss carryforwards (NOL's). At December 31, 2000, the Company carried a valuation account reserving part of the NOL's set to expire during the tax year ended August 31, 2001. Due to higher than projected taxable income for the 2001 tax year, the Company utilized more NOL's than originally anticipated resulting in the deferred tax benefit. As of December 31, 2001, the remaining valuation allowance is $9.9 million. For additional information, see Note 5 in the notes to consolidated financial statements.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      The Company recorded a net loss of $23.0 million, before extraordinary gain, for the year ended December 31, 2000, compared to a net loss of $37.9 million recorded for the year ended December 31, 1999.

                                          Year Ended December 31,
                                -----------------------------------------
                                       2000                   1999
                                -----------------       -----------------
Revenues:                                 (Dollars in Thousands)
    U.S. drilling               $148,416       40%      $113,989       35%
    International drilling       185,100       49%       182,908       56%
    Rental tools                  42,833       11%        27,656        9%
                                --------      ---       --------      ---
Total revenues                  $376,349      100%      $324,553      100%
                                ========      ===       ========      ===

      The Company's revenues increased $51.8 million to $376.3 million in 2000 as compared to 1999. U.S. drilling revenues increased $34.4 million to $148.4 million. U.S. offshore drilling revenues increased $50.5 million due primarily to increased utilization and dayrates for the drilling barge rigs and the jackup rigs. U.S. land drilling revenues decreased $16.1 million due to the sale of the Company's 13 U.S. land rigs on September 30, 1999 and the sale of Rig 245, located in Alaska, in November 2000. Rig 245 was stacked throughout 2000.

      International drilling revenues increased $2.2 million to $185.1 million in 2000 as compared 1999. International land drilling revenues decreased $14.5 million while international offshore drilling revenues increased $16.7 million. Primarily responsible for the international land drilling revenues decrease was the Latin America region, which decreased $15.9 million. This decrease is attributed to reduced rig utilization in Colombia, Ecuador and Peru. Revenues from the Bolivian operations were relatively constant for the two periods but began to fall during the fourth quarter of 2000. In addition, land drilling revenues decreased $9.7 million in the Asia Pacific region due to completion of a one-well drilling contract in Vietnam that ended during the third quarter of 1999, and reduced utilization in Papua New Guinea. Revenues in the Frontier region, which includes Russia, Kazakhstan, Africa and the Middle East, increased $11.1 million during 2000 as compared to the year ended December 31, 1999. This increase is primarily attributed to short-term drilling contracts conducted in 2000 in Madagascar and Nigeria (land contract). Additionally, a labor contract in Kuwait and increased in rig utilization in Kazakhstan contributed to the increase.

      International offshore drilling revenues increased $16.7 million to $72.2 million due primarily to barge Rig 257 in the Caspian Sea and barge Rig 75 in Nigeria. Barge Rig 257, which commenced drilling in September of 1999, contributed $24.8 million of revenues during the year ended December 31, 2000, an increase of $16.2 million. With the addition of barge Rig 75 during the third quarter of 1999, the Company had four barge rigs in the Nigerian offshore market. Due to several episodes of community unrest, three of the four barge rigs were on standby status during most of the first six months of 2000. One rig, barge Rig 74, operated for approximately three and a half months during the first six months. Despite the reduced revenues earned while on standby, Nigerian offshore revenues increased $11.3 million to $47.4 million during 2000. The increase is due to revenues earned by the new barge Rig 75 and the start-up of drilling operations on Rig 74, which was on standby during 1999. During the last five months of 2000, drilling operations on the Nigerian barge rigs were at full dayrates. Offsetting the increased revenues in the Caspian Sea and Nigeria was a $10.8 million decrease in international offshore revenues due to the completion of a barge contract in Venezuela during the third quarter of 1999.

      Rental tool revenues increased $15.2 million due to the increased level of drilling activity in the Gulf of Mexico. Contributing to this increase was the New Iberia, Louisiana, operation in the amount of $7.7 million, $5.0 million from the Victoria, Texas, operation and $2.5 million from the Odessa, Texas, operation which commenced operations in May 2000.

                                                Year Ended December 31,
                                       --------------------------------------
                                             2000                  1999
                                       ----------------      ----------------
Profit margin:                                  (Dollars in Thousands)
    U.S. drilling                      $ 49,219      33%     $ 11,891      10%
    International drilling               52,218      28%       56,682      31%
    Rental tools                         26,839      63%       16,746      61%
                                       --------      --      --------      --
Total profit margin                     128,276      34%       85,319      26%
                                       --------      --      --------      --

    Depreciation and amortization        85,060                82,170
    General and administration           20,392                16,312
    Other                                 8,300                13,607
                                       --------              --------

Operating income (loss)                $ 14,524              $(26,770)
                                       ========              =========

      (Profit margin - revenues less direct operating expenses; profit margin percentages - profit margin as a percent of revenues.)

      Profit margin of $128.3 million in 2000 reflect an increase of $43.0 million from the $85.3 million recorded during 1999. The U.S. and international drilling segments recorded profit margin percentages of 33 percent and 28 percent, respectively, during the year ended December 31, 2000, as compared to 10 percent and 31 percent in 1999. U.S. profit margin increased $37.3 million. U.S. drilling profit margin was positively impacted during 2000 by increased utilization in the Gulf of Mexico from the barge and jackup rigs. In addition, average dayrates for the jackup rigs increased approximately 45 percent during 2000 when compared to 1999. Offsetting the increased U.S. offshore profit margin was the sale of all 13 U.S. lower-48 land rigs during the third quarter of 1999. During the year ended December 31, 1999, the U.S. lower-48 land rigs contributed profit margin of $1.7 million. In addition, Rig 245, which was stacked in Alaska all year, was sold in November of 2000.

      International drilling profit margin declined $4.5 million to $52.2 million during the year ended December 31, 2000 as compared to 1999. International land drilling profit margin declined $5.8 million to $29.5 million during 2000 primarily due to lower utilization in the Company's land drilling operations as previously discussed. The international offshore drilling profit margin increased $1.3 million to $22.7 million.

      Rental tool profit margin increased $10.1 million to $26.8 million during 2000 as compared to the year ended December 31, 1999. Profit margin increased primarily due to the $15.2 million increase in revenues during 2000. The profit margin percentage increased during 2000 to 63 percent from 61 percent for 1999.

      Depreciation and amortization expense increased $2.9 million to $85.1 million during 2000. Depreciation expense recorded in connection with 1998 and 1999 capital additions, principally barge Rig 257 and barge Rig 75, was the primary reason for the increase. General and administrative expenses increased $4.1 million during 2000 as compared to 1999. This increase is primarily attributed to travel costs, employee bonuses, franchise taxes, professional fees and information technology projects.

      Interest expense increased $1.1 million due to $3.0 million of interest being capitalized to construction projects during the year ended December 31, 1999, as compared to $0.5 million capitalized during 2000. Gain on disposition of assets decreased $21.2 million to $17.9 million for the year ended December 31, 2000. On September 30, 1999 the Company sold its U.S. lower-48 land rigs to Unit Corporation for $40.0 million cash plus one million shares of Unit Corporation common stock. The Company recognized a pre-tax gain of $36.1 million during the third quarter of 1999. In September 2000, the Company sold its one million shares of Unit Corporation common stock and recognized a pre-tax gain of $7.4 million. In November 2000, the Company sold Rig 245 in Alaska for $20.0 million and recognized a pre-tax gain of $14.9 million.

      Income tax expense consists of foreign tax expense and deferred tax benefit. The deferred tax benefit is due to the loss incurred during the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2001, the Company had cash, cash equivalents and other short-term investments of $60.4 million, a decrease of $2.9 million from December 31, 2000. The primary sources of cash in 2001, as reflected on the consolidated statement of cash flows, were $116.0 million provided by operating activities and $7.6 million from the disposition of assets. Proceeds from the disposition of assets included the sale of various non-marketable rigs and components and reimbursements from customers for equipment lost in the hole.

      The primary uses of cash in 2001 were $122.0 million for capital expenditures and $5.0 million for repayment of debt. Major projects during the year included modifications to jackup Rig 22 as a result of its scheduled five-year Coast Guard inspection, completion of Rig 216 to work in the Karachaganak field in Kazakhstan, and purchase of drill pipe and other rental tools for Quail. Repayment of debt included $4.5 million on a five-year note with Boeing Capital Corporation for barge Rig 75 in Nigeria.

      As of December 31, 2000, the Company had cash, cash equivalents and other short-term investments of $63.3 million, an increase of $17.0 million from December 31, 1999. The primary sources of cash in 2000, as reflected on the consolidated statement of cash flows, were $87.3 million of net proceeds from a common stock offering, $31.9 million from the disposition of assets, $27.3 million provided by operating activities and $16.9 million from the sale of investments. The net proceeds from the equity offering of $87.3 million were the result of issuing 13.8 million shares of common stock during September 2000. Proceeds from the disposition of assets included the sale of Rig 245 in Alaska for $20.0 million, the sale of various non-marketable rigs and components and reimbursements by our customers for equipment lost in the hole. Also, the Company sold its 1.0 million shares of Unit Corporation stock in September 2000 for $15.0 million. The Unit stock (and $40.0 million cash) was received in 1999 in conjunction with the sale of the Company's 13 U.S. lower-48 land rigs to Unit Corporation.

      The primary uses of cash in 2000 were $98.5 million for capital expenditures (net of reimbursements) and $48.3 million for repayment of debt. Major projects during the year included completion of modifications to Rig 249 for a contract in Kazakhstan for Tengizchevroil (TCO). Additionally, Rig 258 was constructed for the TCO project and arrived in Kazakhstan during the first quarter of 2001. During 2000, Rig 259 was purchased and modified for a new project in the Karachaganak field in Kazakhstan. Also, modifications were completed on jackup Rig 25 in the Gulf of Mexico as a result of its scheduled five-year Coast Guard inspection. Repayment of debt included $43.5 million for the buyback of a portion of the Company's 5.5% Convertible Subordinated Notes, which resulted in an extraordinary gain of $3.9 million, net of $2.2 million in taxes, from proceeds from the equity offering and $4.1 million on a five-year note with Boeing Capital Corporation for barge Rig 75 in Nigeria.

      The Company has total long-term debt, including the current portion, of $592.2 million at December 31, 2001, consisting of $452.1 million of 9.75% Senior Notes, $124.5 million of 5.5% Convertible Subordinated Notes and a secured promissory note with a balance at December 31, 2001, of $15.6 million. The Company entered into a $50.0 million revolving credit facility with a group of banks led by Bank of America on October 22, 1999. This facility is available for working capital requirements, general corporate purposes and to support letters of credit. The revolver is collateralized by accounts receivable, inventory and certain barge rigs located in the Gulf of Mexico. The facility contains customary affirmative and negative covenants. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80 percent of eligible receivables plus 50 percent of rig materials and supplies. As of December 31, 2001, the borrowing base was $50.0 million of which none had been drawn down, but $15.1 million of availability has been used to support letters of credit that have been issued. Given management's outlook for 2002, it is anticipated that eligible receivables and rig materials and supplies will be at levels to maintain the borrowing base throughout 2002, and that the maintenance levels required under the net worth and fixed charge coverage ratio covenants in the revolver will be exceeded. The revolver terminates on October 22, 2003.

      The following tables summarize the Company's future contractual obligations and other commercial commitments as of December 31, 2001.

                                                                          After 5
                                     1 Year    2 - 3 Years   4 -5 Years    Years    Total
                                     -------   -----------   ----------   -------  --------
                                                       (Dollars in Thousands)
Contractual cash obligations:
    Long-term debt (1)               $ 5,007    $135,100      $449,980    $   --   $590,087
    Operating leases (2)               3,141       5,663         5,000     4,773     18,577
                                     -------    --------      --------    ------   --------

Total contractual cash obligations   $ 8,148    $140,763      $454,980    $4,773   $608,664
                                     =======    ========      ========    ======   ========

Commercial commitments:
    Revolving credit facility (3)    $    --    $     --      $     --    $   --   $     --
    Standby letters of credit (3)     15,184          --            --        --     15,184
                                     -------    --------      --------    ------   --------

Total commercial commitments         $15,184    $     --      $     --    $   --   $ 15,184
                                     =======    ========      ========    ======   ========


      (1) Long-term debt includes the 9.75% Senior Notes, the 5.5% Convertible Subordinated Notes, and the secured 10.1278% promissory note. For additional information, see Note 3 in the consolidated financial statements.

      (2) Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property. For additional information, see Note 10 in the consolidated financial statements.

      (3) The Company has available a $50.0 million revolving credit facility. As of December 31, 2001, none has been drawn down, but $15.1 million of availability has been used to support letters of credit that have been issued. See additional information in the preceding paragraph.

      The Company does not have any unconsolidated special-purpose entities, off-balance-sheet financing arrangements or guarantees of third-party financial obligations. Other than the financial derivative instruments described in Note 4 in the notes to consolidated financial statements, the Company has no energy or commodity contracts.

      The Company anticipates that working capital needs and funds required for capital spending in 2002 will be met with cash provided by operations. The Company anticipates cash requirements for capital spending will be approximately $50 million in 2002. It is management's current intention to hold capital expenditures at a reduced level relative to 2001 and prior years, and to apply available free cash flow to repay long-term debt. The amount of debt that can be repaid is dependent on the results of operations for the Company in 2002. Should new opportunities requiring additional capital arise, that are not contemplated in management's current capital expenditure budget, the Company will utilize cash and short-term investments and, if necessary, its revolving credit facility. In addition, the Company may seek project financing or equity participation from outside alliance partners or customers. The Company cannot predict whether such financing or equity participation would be available on terms acceptable to the Company.

OTHER MATTERS

Business Risks

      Internationally, the Company specializes in drilling geologically challenging wells in locations that are difficult to access and/or involve harsh environmental conditions. The Company's international services are primarily utilized by major and national oil companies in the exploration and development of reserves of oil. In the United States, the Company primarily drills offshore in the Gulf of Mexico with barge, jackup and platform rigs for major and independent oil and gas companies. Business activity is dependent on the exploration and development activities of the major, independent and national oil and gas companies that make up the Company's customer base. Generally, temporary fluctuations in oil and gas prices do not materially affect these companies' exploration and development activities, and consequently do not materially affect the operations of the Company, except for the Gulf of Mexico, where drilling contracts are generally for a shorter term, and oil and gas companies tend to respond more quickly to upward or downward changes in prices. Most international contracts are of longer duration and oil and gas companies have committed to longer term projects to develop reserves and thus short term fluctuations in price do not tend to affect our operations. However, sustained increases or decreases in oil and natural gas prices could have an impact on customers' long-term exploration and development activities, which in turn could materially affect the Company's operations. Generally, a sustained change in the price of oil would have a greater impact on the Company's international operations while a sustained change in the price of natural gas would have a greater effect on U.S. operations. Due to the locations in which the Company drills, the Company's operations are subject to interruption, prolonged suspension and possible expropriation due to political instability and local community unrest. Further, the Company is exposed to liability issues from pollution arising out of its operations. The majority of such risks are transferred to the operator by contract or otherwise insured.

Critical Accounting Policies

      The Company considers certain accounting policies related to impairment of property, plant and equipment, impairment of goodwill and the valuation of deferred tax assets to be critical policies due to the estimation processes involved in each. Other significant accounting policies are summarized in Note 1 in the notes to consolidated financial statements.

      Impairment of property, plant and equipment. Management periodically evaluates the Company's property, plant and equipment to determine that their net carrying value is not in excess of their net realizable value. These evaluations are performed when the Company has realized sustained significant declines in utilization and dayrates and recovery is not contemplated in the near future. Management considers a number of factors such as estimated future cash flows, appraisals and current market value analysis in determining net realizable value. Assets are written down to their fair value if it is below its net carrying value.

      Impairment of goodwill. Management periodically assesses whether the excess of cost over net assets acquired is impaired based on the ability of the operation, to which it relates, to generate cash flows in amounts adequate to recover the carrying value of such assets at the measurement date. If an impairment is determined, the amount of such impairment is calculated based on the estimated fair market value of the related assets.

      In 2002, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," became effective and as a result, the Company will cease to amortize $189.1 million of goodwill. The Company has recorded $7.4 million of goodwill amortization in 2001 and would have recorded $7.4 million of goodwill amortization during 2002. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. The Company expects to complete the initial review during the second quarter of 2002.

      The Company is currently reviewing its operations to identify appropriate reporting units, including identification of the related operating assets, goodwill, and liabilities. Subsequent to the above identification the Company will estimate the fair value of the reporting unit as a whole, deduct the estimated fair value of the tangible net assets and compare the residual to the recorded goodwill attributable to the reporting unit.

      Accounting for income taxes. As part of the process of preparing the consolidated financial statements the Company is required to estimate the income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and certain accrued liabilities for tax and accounting purposes. These differences and the net operating loss carryforwards result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases or decreases this allowance in a period, the Company must include an expense or reduction of expense within the tax provision in the statement of operations.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, 142 and 143. SFAS No. 141, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142, "Goodwill and Other Intangible Assets," changes the accounting for goodwill from an amortization method to an impairment-only approach and will be effective January 2002 (see Critical Accounting Policies above for additional discussion). SFAS No. 143, "Accounting for Asset Retirement Obligations," requires the capitalization and accrual of the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. SFAS No. 143 will be effective January 2003. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 and amends Accounting Principles Board Opinion No. 30 for the accounting and reporting for discontinued operations as it relates to long-lived assets. SFAS No. 144 will be effective January 2002. Other than SFAS No. 142, the Company believes that adoption of these pronouncements will not have a significant effect on financial position, results of operations or cash flows.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      In December 2001 the Company began to utilize hedging strategies to manage fixed-rate interest exposure by entering into one swap agreement. In January 2002, the Company entered into two additional swap agreements. The terms of the swap agreements are as follows:

            Months                  Notional Amount          Fixed Rate               Floating Rate
--------------------------------    ---------------      ------------------    ----------------------------
                                            (Dollars in Thousands)
December 2001 - November 2006          $ 50,000                9.75%           Three-month LIBOR
                                                                                   plus 446 basis points
January 2002 - November 2006           $ 50,000                9.75%           Three-month LIBOR
                                                                                   plus 475 basis points
January 2002 - November 2006           $ 50,000                9.75%           Three-month LIBOR
                                                                                   plus 482 basis points

      If the floating rate is less than the fixed rate, the counter party will pay the Company accordingly. If the floating rate exceeds the fixed rate, the Company will pay the counter party. The fair value of the swap agreement at December 31, 2001, was not material. The change in the fair value of the swap agreement will be offset by the change in the fair value of the related debt.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Parker Drilling Company

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) of the Form 10-K, present fairly, in all material respects, the financial position of Parker Drilling Company and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) of the Form 10-K, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Tulsa, Oklahoma
January 29, 2002

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
 (Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)

                                                              Year Ended December 31,
                                                   ----------------------------------------------
                                                       2001             2000             1999
                                                   ------------     ------------     ------------
Revenues:
    U.S. drilling                                  $    190,809     $    148,416     $    113,989
    International drilling                              231,527          185,100          182,908
    Rental tools                                         65,629           42,833           27,656
                                                   ------------     ------------     ------------
Total revenues                                          487,965          376,349          324,553
                                                   ------------     ------------     ------------

Operating expenses:
    U.S. drilling                                       112,480           99,197          102,098
    International drilling                              154,484          132,882          126,226
    Rental tools                                         23,005           15,994           10,910
    Depreciation and amortization                        97,259           85,060           82,170
    General and administration                           21,721           20,392           16,312
    Reorganization                                        7,500               --            3,000
    Provision for reduction in carrying
       value of certain assets                               --            8,300           10,607
                                                   ------------     ------------     ------------
Total operating expenses                                416,449          361,825          351,323
                                                   ------------     ------------     ------------

Operating income (loss)                                  71,516           14,524          (26,770)
                                                   ------------     ------------     ------------

Other income and (expense):
    Interest expense                                    (53,015)         (57,036)         (55,928)
    Interest income                                       3,553            3,691            1,725
    Gain on disposition of assets                         2,316           17,920           39,070
    Other                                                  (723)           2,243            1,326
                                                   ------------     ------------     ------------
Total other income and (expense)                        (47,869)         (33,182)         (13,807)
                                                   ------------     ------------     ------------

Income (loss) before income taxes                        23,647          (18,658)         (40,577)

Income tax expense (benefit)                             12,588            4,323           (2,680)
                                                   ------------     ------------     ------------

Income (loss) before extraordinary gain                  11,059          (22,981)         (37,897)

Extraordinary gain on early retirement of debt,
    net of deferred tax expense of $2,214                    --            3,936               --
                                                   ------------     ------------     ------------

Net income (loss)                                  $     11,059     $    (19,045)    $    (37,897)
                                                   ============     ============     ============

Basic earnings (loss) per share:
    Income (loss) before extraordinary gain        $       0.12     $      (0.28)    $      (0.49)
    Extraordinary gain                             $         --     $       0.05     $         --
    Net income (loss)                              $       0.12     $      (0.23)    $      (0.49)

Diluted earnings (loss) per share:
    Income (loss) before extraordinary gain        $       0.12     $      (0.28)    $      (0.49)
    Extraordinary gain                             $         --     $       0.05     $         --
    Net income (loss)                              $       0.12     $      (0.23)    $      (0.49)

Number of common shares used in computing
    earnings per share:
    Basic                                            92,008,877       81,758,825       77,159,461
    Diluted                                          92,691,033       81,758,825       77,159,461

          See accompanying notes to consolidated financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                                             December 31,
                                                                      ------------------------
                  ASSETS                                                 2001          2000
-------------------------------------------------------------------   ----------    ----------
Current assets:
    Cash and cash equivalents                                         $   60,400    $   62,480
    Other short-term investments                                              12           811
    Accounts and notes receivable, net of allowance
         for bad debts of $2,988 in 2001 and $3,755 in 2000               99,874       123,474
    Rig materials and supplies                                            22,200        16,500
    Other current assets                                                   8,966         4,600
                                                                      ----------    ----------

            Total current assets                                         191,452       207,865
                                                                      ----------    ----------

Property, plant and equipment, at cost:
    Drilling equipment                                                 1,063,454       940,381
    Rental tools                                                          74,085        55,237
    Buildings, land and improvements                                      26,887        22,455
    Other                                                                 25,606        26,066
    Construction in progress                                              26,142        68,120
                                                                      ----------    ----------

                                                                       1,216,174     1,112,259

    Less accumulated depreciation and amortization                       520,645       448,734
                                                                      ----------    ----------

    Property, plant and equipment, net                                   695,529       663,525
                                                                      ----------    ----------

Deferred charges and other assets:
    Goodwill, net of accumulated amortization of $35,268
         in 2001 and $27,786 in 2000                                     189,127       196,609
    Rig materials and supplies                                             9,201        12,414
    Assets held for disposition                                            1,800         6,860
    Debt issuance costs                                                    8,247        10,311
    Other                                                                 10,421         9,835
                                                                      ----------    ----------

    Total deferred charges and other assets                              218,796       236,029
                                                                      ----------    ----------

                 Total assets                                         $1,105,777    $1,107,419
                                                                      ==========    ==========

          See accompanying notes to consolidated financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Continued)
                             (Dollars in Thousands)

                                                                            December 31,
                                                                    ---------------------------
        LIABILITIES AND STOCKHOLDERS' EQUITY                            2001            2000
----------------------------------------------------------------    -----------     -----------
Current liabilities:
    Current portion of long-term debt                               $     5,007     $     5,043
    Accounts payable                                                     33,521          44,445
    Accrued liabilities                                                  38,152          32,756
    Accrued income taxes                                                  7,054           9,422
                                                                    -----------     -----------

            Total current liabilities                                    83,734          91,666
                                                                    -----------     -----------

Long-term debt (Note 3)                                                 587,165         592,584

Deferred income taxes                                                    16,152          18,467

Other long-term liabilities                                               6,583           5,539

Commitments and contingencies (Note 10)                                      --              --

Stockholders' equity:
    Preferred stock, $1 par value, 1,942,000 shares
         authorized, no shares outstanding                                   --              --
    Common stock, $0.16 2/3 par value, authorized
         140,000,000 shares, issued 92,053,796 shares
         (91,723,933 shares in 2000)                                     15,342          15,287
    Capital in excess of par value                                      432,845         431,043
    Accumulated other comprehensive income-net unrealized
         gain on investments available for sale (net of taxes of
         $227 in 2001 and $190 in 2000)                                     403             339
    Retained earnings (accumulated deficit)                             (36,447)        (47,506)
                                                                    -----------     -----------

            Total stockholders' equity                                  412,143         399,163
                                                                    -----------     -----------

                 Total liabilities and stockholders' equity         $ 1,105,777     $ 1,107,419
                                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                 Year Ended December 31,
                                                           -----------------------------------
                                                             2001          2000         1999
                                                           ---------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                      $  11,059     $(19,045)    $(37,897)
    Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
         Depreciation and amortization                        97,259       85,060       82,170
         Gain on disposition of assets                        (2,316)     (17,920)     (39,070)
         Gain on early retirement of debt, net of
             deferred tax expense                                 --       (3,936)          --
         Provision for reduction in carrying value
             of certain assets                                    --        8,300       10,607
         Deferred tax expense (benefit)                       (1,899)     (11,302)     (13,888)
         Other                                                 4,625        5,320        3,503
         Change in assets and liabilities:
             Accounts and notes receivable                    24,158      (47,954)      28,554
             Rig materials and supplies                       (3,807)      (1,981)        (721)
             Other current assets                             (4,366)      11,150       (3,263)
             Accounts payable and accrued liabilities         (4,484)      18,356      (21,569)
             Accrued income taxes                             (2,784)       1,098          747
             Other assets                                     (1,440)         125        5,312
                                                           ---------     --------     --------

    Net cash provided by operating activities                116,005       27,271       14,485
                                                           ---------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of assets                           7,628       31,912       63,868
    Capital expenditures (net of reimbursements)            (122,033)     (98,525)     (49,146)
    Proceeds from sale of short-term investments                 799       16,925           --
    Other, net                                                    --           --         (127)
                                                           ---------     --------     --------

    Net cash provided by (used in) investing activities     (113,606)     (49,688)      14,595
                                                           ---------     --------     --------

          See accompanying notes to consolidated financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)
                             (Dollars in Thousands)

                                                                  Year Ended December 31,
                                                             ----------------------------------
                                                               2001         2000         1999
                                                             --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt                           $     --     $     --     $ 35,186
    Proceeds from common stock offering, net                       --       87,313           --
    Payments for early retirement of debt                          --      (43,477)          --
    Principal payments under debt obligations                  (5,034)      (4,854)     (43,017)
    Other                                                         555          414          (62)
                                                             --------     --------     --------

    Net cash provided by (used in)
         financing activities                                  (4,479)      39,396       (7,893)
                                                             --------     --------     --------

Net increase (decrease) in cash and cash equivalents           (2,080)      16,979       21,187

Cash and cash equivalents at beginning of year                 62,480       45,501       24,314
                                                             --------     --------     --------

Cash and cash equivalents at end of year                     $ 60,400     $ 62,480     $ 45,501
                                                             ========     ========     ========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
         Interest                                            $ 53,257     $ 56,608     $ 56,806
         Income taxes                                        $ 14,956     $ 14,527     $ 10,461

Supplemental noncash investing and financing activity:
    1.0 million shares of Unit Corporation stock
         received on sale of U.S. lower-48 land rigs         $     --     $     --     $  7,562

    Net unrealized gain (loss) on investments
         available for sale (net of taxes of $37 in 2001,
         $717 in 2000 and $908 in 1999)                      $     64     $ (1,274)    $  1,613

    Note receivable for sale of platform rig                 $     --     $     --     $  1,645


          See accompanying notes to consolidated financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (Dollars and Shares in Thousands)

                                                                                          Retained      Accumulated
                                                                          Capital in      Earnings        Other
                                                            Common        Excess of     (Accumulated  Comprehensive
                                             Shares         Stock         Par Value       Deficit)       Income
                                             -------       --------       ----------    ------------  -------------
Balances, December 31, 1998                   76,887       $ 12,815       $ 341,699       $  9,436       $    --
    Activity in employees' stock plan            500             83           1,738             --            --
    Acquisition of stock from
         certain employees                       (15)            (3)            (63)            --            --
    Other comprehensive income-net
         unrealized gain on investments
         (net of taxes of $908)                   --             --              --             --         1,613
    Net loss (total comprehensive
         loss of $36,284)                         --             --              --        (37,897)           --
                                             -------       --------       ---------       --------       -------

Balances, December 31, 1999                   77,372         12,895         343,374        (28,461)        1,613

    Activity in employees' stock plan            552             92           2,656             --            --
    Issuance of 13,800,000
         common shares                        13,800          2,300          85,013             --            --
    Other comprehensive income-net
         unrealized loss on investments
         (net of taxes of $717)                   --             --              --             --        (1,274)
    Net loss (total comprehensive
         loss of $20,319)                         --             --              --        (19,045)           --
                                             -------       --------       ---------       --------       -------

Balances, December 31, 2000                   91,724         15,287         431,043        (47,506)          339

    Activity in employees' stock plan            330             55           1,802             --            --
    Other comprehensive income-net
         unrealized gain on investments
         (net of taxes of $37)                    --             --              --             --            64
    Net loss (total comprehensive
         loss of $11,123)                         --             --              --         11,059            --
                                             -------       --------       ---------       --------       -------

Balances, December 31, 2001                   92,054       $ 15,342       $ 432,845       $(36,447)      $   403
                                             =======       ========       =========       ========       =======

          See accompanying notes to consolidated financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

      Consolidation - The consolidated financial statements include the accounts of Parker Drilling Company ("Parker Drilling") and all of its majority-owned subsidiaries (collectively, the "Company").

      Operations - The Company provides land and offshore contract drilling services and rental tools on a worldwide basis to major, independent and foreign-owned oil and gas companies. At December 31, 2001, the Company's rig fleet consists of 27 barge drilling and workover rigs, seven offshore jackup rigs, four offshore platform rigs and 41 land rigs. The Company specializes in the drilling of deep and difficult wells, drilling in remote and harsh environments, drilling in transition zones and offshore waters, and in providing specialized rental tools. The Company also provides a range of services that are ancillary to its principal drilling services, including engineering, and logistics, as well as various types of project management.

      Drilling Contracts and Rental Revenues - The Company recognizes revenues and expenses on dayrate contracts as the drilling progresses (percentage-of-completion method) because the Company does not bear the risk of completion of the well. For meterage contracts, the Company recognizes the revenues and expenses upon completion of the well (completed-contract method). Revenues from rental activities are recognized ratably over the rental term which is generally less than six months.

      Cash and Cash Equivalents - For purposes of the balance sheet and the statement of cash flows, the Company considers cash equivalents to be all highly liquid debt instruments that have a remaining maturity of three months or less at the date of purchase.

      Other Short-Term Investments - Other short-term investments include primarily certificates of deposit, U.S. government securities and commercial paper having remaining maturities of greater than three months at the date of purchase and are stated at the lower of cost or market value.

      Property, Plant and Equipment - The Company provides for depreciation of property, plant and equipment primarily on the straight-line method over the estimated useful lives of the assets after provision for salvage value. The depreciable lives for land drilling equipment approximate 15 years. The depreciable lives for offshore drilling equipment generally range from 15 to 20 years. The depreciable lives for certain other equipment, including drill pipe and rental tools, range from three to seven years. Depreciable lives for buildings and improvements range from 10 to 30 years. Interest totaling approximately $1.6 million, $0.5 million and $3.0 million was capitalized during the years ended December 31, 2001, 2000 and 1999 respectively. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Management periodically evaluates the Company's assets to determine that their net carrying value is not in excess of their net realizable value. Management considers a number of factors such as estimated future cash flows, appraisals and current market value analysis in determining net realizable value. Assets are written down to their fair value if it is below its net carrying value.

      Goodwill - Goodwill is being amortized on a straight-line basis over 30 years commencing on the dates of the respective acquisitions. The Company assesses whether the excess of cost over net assets acquired is impaired based on the ability of the operation, to which it relates, to generate cash flows in amounts adequate to recover the carrying value of such assets at the measurement date. If an impairment is determined, the amount of such impairment is calculated based on the estimated fair market value of the related assets. See
Note 14 regarding recent accounting pronouncements.

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

      Other Assets - Other assets include the Company's investment in marketable equity securities. Equity securities that are classified as available for sale are stated at fair value as determined by quoted market prices. Unrealized holding gains and losses are excluded from current earnings and are included in comprehensive income, net of taxes, in a separate component of stockholders' equity until realized. At December 31, 2001 and 2000, the fair value of equity securities totaled $1.8 million and $1.7 million, respectively.

      In computing realized gains and losses on the sale of equity securities, the cost of the equity securities sold is determined using the specific cost of the security when originally purchased.

      Other Long-Term Obligations - Included in this account is the accrual of workers' compensation liability, which is not expected to be paid within the next year.

      Income Taxes - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under this pronouncement, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

      Earnings (Loss) Per Share (EPS) - Basic earnings (loss) per share is computed by dividing net income (loss), by the weighted average number of common shares outstanding during the period. The effects of dilutive securities, stock options and convertible debt are included in the diluted EPS calculation, when applicable.

      Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables with a variety of national and international oil and gas companies. The Company generally does not require collateral on its trade receivables.

      At December 31, 2001 and 2000, the Company had deposits in domestic banks in excess of federally insured limits of approximately $57.6 million and $65.9 million, respectively. In addition, the Company had deposits in foreign banks at December 31, 2001 and 2000 of $3.5 million and $3.3 million, respectively, which are not federally insured.

      The Company's customer base consists of major, integrated, independent and foreign-owned oil and gas companies. For fiscal year 2001, ChevronTexaco was the Company's largest customer with approximately 15 percent of total revenues. Shell Petroleum Development Company of Nigeria was the Company's largest customer for the years 2000 and 1999, accounting for approximately 10 percent of total revenues in both years.

      Derivative Financial Instruments. The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS Nos. 137 and 138. These statements require that every derivative instrument be recorded on the balance sheet as either an asset or liability measured by its fair value. These statements also establish new accounting rules for hedge transactions, which depend on the nature of the hedge relationship.

      The Company uses derivative instruments to hedge exposure to interest rate risk. For hedges which meet the SFAS No. 133 criteria, the Company formally designates and documents the instrument as a hedge of a specific underlying exposure, as well as the risk management objective and strategy for undertaking each hedge transaction.

      Fair Value of Financial Instruments. The carrying amount of the Company's cash and short-term investments and short-term and long-term debt had fair values that approximated their carrying amounts, except for the Company's 5.5% Notes which had a carrying value of $124.5 million and a fair market value of $110.7 million at December 31, 2001.

      Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Disposition of Assets

      On November 20, 2000, the Company sold its last remaining U.S. land rig, Rig 245 in Alaska, for $20.0 million. The Company recognized a pre-tax gain of $14.9 million during the fourth quarter of 2000.

      On September 30, 1999, the Company completed the sale of its U.S. lower-48 land rigs to Unit Corporation for $40.0 million cash plus 1.0 million shares of Unit common stock. The value of such common stock, based on the closing price for Unit's common stock on September 30, 1999 approximated $7.6 million. The Company recognized a pre-tax gain of $36.1 million during September 1999. During September 2000, the Company sold the 1.0 million shares of Unit common stock for $15.0 million. The Company recognized a pre-tax gain of approximately $7.4 million during the third quarter of 2000.

      During October 1999, the Company sold its Argentina drilling rigs and inventories (previously classified as assets held for sale) plus one operating drilling rig, Rig 9 in Bolivia, for total consideration of approximately $9.3 million. The Company recognized a pre-tax gain of approximately $0.8 million during October 1999 related primarily to the Bolivia rig.

      In the third quarter of 1999, it was decided that barge Rig 80, the Gulf Explorer, would be actively marketed for disposition and therefore was reclassified to assets held for disposition. The Company reduced the carrying value by $2.5 million to record the rig at its estimated net realizable value of $9.0 million. During the fourth quarter of 2000, due to the continued sluggish drilling market in Southeast Asia, the Company reduced the carrying value of the Gulf Explorer by an additional $8.3 million. During March 2001, the Company sold the Gulf Explorer for total consideration of $1.0 million. The Company recognized a pre-tax gain of approximately $0.5 million.

Note 3 - Long-term Debt

                                                                December 31,
                                                            ----------------------
                                                               2001       2000
                                                            ---------   ----------
                                                            (Dollars in Thousands)
Senior Notes payable in November 2006 with interest
    of 9.75% payable semi-annually in May and November,
    net of unamortized discount of $1,145 and $1,381
    at December 31, 2001 and 2000, respectively
    (effective interest rate of 9.88%)                       $298,855   $298,619

Senior Notes payable in November 2006 with interest
    of 9.75% payable semi-annually in May and November,
    net of unamortized premium of $3,230 and $3,888
    at December 31, 2001 and 2000, respectively
    (effective interest rate of 8.97%)                        153,210    153,868

Convertible Subordinated Notes payable in July 2004
    with interest of 5.5% payable semi-annually in
    February and August                                       124,509    124,509

Secured promissory note to Boeing Capital Corporation
    with interest at 10.1278%, principal and interest
    payable monthly over a 60-month term                       15,589     20,110

Other                                                               9        521
                                                             --------   --------

Total debt                                                    592,172    597,627
Less current portion                                            5,007      5,043
                                                             --------   --------

Total long-term debt                                         $587,165   $592,584
                                                             ========   ========

      The aggregate maturities of long-term debt for the five years ending December 31, 2006 are as follows (000's): 2002 - $5,007; 2003 - $5,532; 2004 -
$129,565; 2005 - $0; 2006 - $449,980.

      The Senior Notes, which mature in 2006, were initially issued in November 1996 and in March 1998 in amounts of $300 million (Series B) and $150 million (Series C), respectively. The $300 million issue was sold at a $2.4 million discount while the $150 million issue was sold at a premium of $5.7 million. In May 1998, a registration statement was filed by the Company which offered to exchange the Series B and C Notes for new Series D Notes. The form and terms of the Series D Notes are identical in all material respects to the form and terms of the Series B and C Notes, except for certain transfer restrictions and registration rights relating to the Series C Notes. All of the Series B Notes except $189 thousand and all of the Series C Notes were exchanged for new Series D Notes per this offering. The Notes have an interest rate of 9.75 percent and are guaranteed by substantially all subsidiaries of Parker Drilling, all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries. The non-guarantors are inconsequential, individually and in the aggregate, to the consolidated financial statements and separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors. As discussed in Note 4, the Company has entered into various interest rate swap agreements to modify the interest characteristics of the Senior Notes so that interest associated with the Senior Notes partially becomes variable.

      In anticipation of funding the Hercules acquisition, in July 1997, the Company issued $175 million of Convertible Subordinated Notes due 2004. The Notes bear interest at 5.5% payable semi-annually in February and August. The Notes are convertible at the option of the holder into shares of common stock of Parker Drilling at $15.39 per share at any time prior to maturity. The Notes are currently redeemable at the option of the Company at certain stipulated prices. During the fourth quarter of 2000, the Company repurchased on the open market $50.5 million principal amount of the 5.5% Notes at an average price of 86.11 percent of face value, recognizing an extraordinary gain of $3.9 million, net of $2.2 million of tax. The Note repurchases were funded with proceeds from an equity offering in September 2000, whereby the Company sold 13.8 million shares of common stock for net proceeds of approximately $87.3 million. The amount of outstanding Notes at the end of 2001 was $124.5 million.

      On October 22, 1999, the Company entered into a $50.0 million revolving loan facility with a group of banks led by Bank of America. The new facility is available for working capital requirements, general corporate purposes and to support letters of credit and bears interest at prime plus 0.50% or LIBOR plus 2.50%. At December 31, 2001, no amounts have been drawn down against the facility but $15.1 million of availability has been used to support letters of credit that have been issued. The revolver is collateralized by accounts receivable, inventory and certain barge rigs located in the Gulf of Mexico. The facility will terminate on October 22, 2003.

      On October 7, 1999, a wholly-owned subsidiary of the Company entered into a loan agreement with Boeing Capital Corporation for the refinancing of a portion of the capital cost of barge Rig 75. The loan principal of approximately $24.8 million plus interest is being repaid in 60 monthly payments of approximately $0.5 million. The loan is collateralized by barge Rig 75 and is guaranteed by Parker Drilling. The amount of principal outstanding at the end of 2001 was $15.6 million.

      Each of the 9.75% Senior Notes, 5.5% Convertible Subordinated Notes and the revolving loan facility contains customary affirmative and negative covenants, including restrictions on incurrence of debt and sales of assets. The revolving loan facility contains covenants which require minimum adjusted tangible net worth, fixed charge coverage ratio and limits annual capital expenditures. The revolving loan facility prohibits payment of dividends and the indenture for the 9.75% Senior Notes restricts the payment of dividends.

Note 4 - Derivative Financial Instruments

      The Company is exposed to interest rate risk from its fixed-rate debt. The Company has hedged against the risk of changes in fair value associated with its $450.0 million 9.75% Senior Notes by entering into a fixed-to-variable interest rate swap agreement with a notional amount of $50.0 million as of December 31, 2001. Subsequent to December 31, 2001, the Company entered into two additional fixed-to-variable interest rate swap agreements with a total notional amount of $100.0 million. The Company assumes no ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt and no net gain or loss is recognized in earnings. The estimated fair value of the swap agreement at December 31, 2001 was not material.

Note 5 - Income Taxes

      Income (loss) before income taxes and extraordinary gain is summarized as follows (dollars in thousands):

                                               Year Ended December 31,
                                       ----------------------------------------
                                         2001            2000            1999
                                       --------        --------        --------
United States                          $  8,751        $(29,253)       $(47,526)

Foreign                                  14,896          10,595           6,949
                                       --------        --------        --------

                                       $ 23,647        $(18,658)       $(40,577)
                                       ========        ========        ========

      Income tax expense (benefit) is summarized as follows (dollars in thousands):

                                               Year Ended December 31,
                                       ----------------------------------------
                                         2001            2000            1999
                                       --------        --------        --------
Current:
    United States:
         Federal                       $    530        $     --        $     --
         State                               --              --             838
    Foreign                              13,957          15,625          10,370

Deferred:
    United States:
         Federal                         (1,846)        (10,988)        (13,552)
         State                              (53)           (314)           (336)
                                       --------        --------        --------

                                       $ 12,588        $  4,323        $ (2,680)
                                       ========        ========        ========

      Total income tax expense (benefit) differs from the amount computed by multiplying income (loss) before income taxes by the U.S. federal income tax statutory rate. The reasons for this difference are as follows (dollars in thousands):

                                               Year Ended December 31,
                        ----------------------------------------------------------------------
                                2001                     2000                     1999
                        --------------------     --------------------     --------------------
                                       % of                     % of                     % of
                                     Pre-Tax                  Pre-Tax                  Pre-Tax
                         Amount      Income       Amount      Income       Amount      Income
                        --------    --------     --------    --------     --------    --------
Computed expected tax
    expense (benefit)   $  8,276          35%    $ (6,530)        (35%)   $(14,202)        (35%)
Foreign taxes, net of
    federal benefit        9,072          38%      10,156          54%       6,741          17%
Change in valuation
    allowance             (9,593)        (41%)     (6,097)        (33%)         --          --
Foreign corporation
    losses                 3,689          16%       4,253          23%       2,438           6%
Goodwill amortization      1,488           6%       1,488           8%       1,488           4%
Other                       (344)         (1%)      1,053           6%         855           1%
                        --------    --------     --------    --------     --------    --------
Actual tax expense
    (benefit)           $ 12,588          53%    $  4,323          23%    $ (2,680)         (7%)
                        ========    ========     ========    ========     ========    ========

      The components of the Company's tax assets and (liabilities) as of December 31, 2001 and 2000 are shown below (dollars in thousands):

                                                              December 31,
                                                         ----------------------
                                                           2001          2000
                                                         --------      --------
Deferred tax assets:
    Net operating loss carryforwards                     $ 56,025      $ 61,796
    Alternative minimum tax carryforwards                     983            --
    Reserves established against realization
         of certain assets                                  1,874         2,304
    Accruals not currently deductible
         for tax purposes                                   6,388         6,476
                                                         --------      --------

                                                           65,270        70,576

Deferred tax liabilities:
    Property, plant and equipment                         (65,079)      (59,090)
    Goodwill                                               (6,180)       (4,824)
    Unrealized gain on investments held
         for sale                                            (227)         (190)
                                                         --------      --------

Net deferred tax (liability) asset                         (6,216)        6,472
Valuation allowance                                        (9,936)      (24,939)
                                                         --------      --------

Deferred income tax liability                            $(16,152)     $(18,467)
                                                         ========      ========

      The change in the valuation allowance in 2001 is the result of expired net operating loss carryforwards and higher utilization of net operating loss carryforwards previously reserved because they were expected to expire unused. The Company has a remaining valuation allowance of $9,936,000 with respect to its deferred tax asset for the amount of net operating loss carryforwards expected to expire unused for the tax year ending August 31, 2002. However, the amount of the asset considered realizable could be different in the near term if estimates of future taxable income change.

      At December 31, 2001, the Company had $155,623,000 of net operating loss carryforwards. For tax purposes the net operating loss carryforwards expire over a 20-year period ending August 31 as follows: 2002-$27,599,000; 2003-$0; 2004-$5,128,000; 2005-$0; thereafter-$122,896,000.

Note 6 - Common Stock and Stockholders' Equity

      In September 2000, the Company sold 13.8 million common shares in a public offering, resulting in net proceeds (after deducting issuance costs) of $87.3 million. The proceeds were used to acquire, upgrade and refurbish certain offshore and land drilling rigs and for general corporate purposes, including the repayment of debt (see Note 3).

Stock Plans

      The Company's employee and non-employee director stock plans are summarized as follows:

      The 1994 Non-Employee Director Stock Option Plan ("Director Plan") provides for the issuance of options to purchase up to 200,000 shares of Parker Drilling's common stock. The option price per share is equal to the fair market value of a Parker Drilling share on the date of grant. The term of each option is 10 years, and an option first becomes exercisable six months after the date of grant. All shares available for issuance under this plan have been granted.

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

      The 1997 Stock Plan is a "broad-based" stock plan, based on the interim rules of the New York Stock Exchange, that provides that the directors may grant stock options and restricted stock awards up to a maximum of 4,000,000 shares to all employees of the Company who, in the opinion of the board of directors, are in a position to contribute to the growth, management and success of the Company. More than 50 percent of all awards under this plan have been awarded to employees who are non-executive officers. The option price per share may not be less than the fair market value on the date the option is granted for incentive options and not less than par value of a share of common stock for non-qualified options. The maximum term of an incentive option is 10 years and the maximum term of a non-qualified option is 15 years. In July 1999 and April 2001, 2,000,000 and 1,000,000 additional shares, respectively, were registered with the SEC for granting under the 1997 Stock Plan. As of December 31, 2001, there were 622,000 shares available for granting.

      Information regarding the Company's stock option plans is summarized below:

                                                             1994 Director Plan
                                                             -------------------
                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                             Shares      Price
                                                             -------    --------
Shares under option:
    Outstanding at December 31, 1998                         190,000    $  8.702
    Granted                                                   10,000       3.281
    Exercised                                                     --          --
    Cancelled                                                     --          --
                                                             -------    --------

    Outstanding at December 31, 1999                         200,000       8.431
    Granted                                                       --          --
    Exercised                                                     --          --
    Cancelled                                                     --          --
                                                             -------    --------

    Outstanding at December 31, 2000                         200,000       8.431
    Granted                                                       --          --
    Exercised                                                     --          --
    Cancelled                                                     --          --
                                                             -------    --------

    Outstanding at December 31, 2001                         200,000    $  8.431
                                                             =======    ========

                                                      1994 Option Plan
                                        ---------------------------------------------
                                          Incentive Options    Non-Qualified Options
                                        --------------------   ----------------------
                                                    Weighted                 Weighted
                                                     Average                  Average
                                                    Exercise                 Exercise
                                         Shares       Price     Shares         Price
                                        --------    --------   ----------    --------
Shares under option:
    Outstanding at December 31, 1998     622,564    $  7.227    1,586,936    $  6.975
    Granted                                   --          --           --          --
    Exercised                                 --          --           --          --
    Cancelled                                 --          --           --          --
                                        --------    --------   ----------    --------

    Outstanding at December 31, 1999     622,564       7.227    1,586,936       6.975
    Granted                                   --          --           --          --
    Exercised                                 --          --      (18,750)      2.250
    Cancelled                                 --          --           --          --
                                        --------    --------   ----------    --------

    Outstanding at December 31, 2000     622,564       7.227    1,568,186       7.032
    Granted                                   --          --           --          --
    Exercised                            (17,000)      4.500       (1,250)      2.250
    Cancelled                                 --          --           --          --
                                        --------    --------   ----------    --------

    Outstanding at December 31, 2001     605,564    $  7.303    1,566,936    $  7.036
                                        ========    ========   ==========    ========

                                                       1997 Stock Plan
                                       -----------------------------------------------
                                          Incentive Options     Non-Qualified Options
                                       ----------------------   ----------------------
                                                     Weighted                 Weighted
                                                      Average                  Average
                                                     Exercise                 Exercise
                                         Shares        Price      Shares        Price
                                       ----------    --------   ----------    --------
Shares under option:
    Outstanding at December 31, 1998    1,873,905    $ 10.750    1,321,595    $  9.258
    Granted                             1,003,021       3.189      897,979       3.232
    Exercised                              (1,011)      3.188         (239)      3.188
    Cancelled                             (81,740)     11.410     (153,760)     10.813
                                       ----------    --------   ----------    --------

    Outstanding at December 31, 1999    2,794,175       8.038    2,065,575       6.523
    Granted                                50,000       5.938       15,000       5.062
    Exercised                             (92,094)      3.188      (24,370)      3.188
    Cancelled                             (30,130)      8.564       (2,870)      3.188
                                       ----------    --------   ----------    --------

    Outstanding at December 31, 2000    2,721,951       8.158    2,053,335       6.556
    Granted                                    --          --    1,485,000       5.167
    Exercised                            (137,061)      3.193      (31,915)      3.188
    Cancelled                                  --          --           --          --
                                       ----------    --------   ----------    --------

    Outstanding at December 31, 2001    2,584,890    $  8.421    3,506,420    $  6.000
                                       ==========    ========   ==========    ========

                                                               Outstanding Options
                                                             -----------------------
                                                              Weighted
                                                               Average    Weighted
                                                              Remaining    Average
                                                  Number of  Contractual  Exercise
               Plan           Exercise Prices      Shares        Life       Price
--------------------------   ------------------   ---------  -----------  ---------
1994 Director Plan           $ 3.281 - $ 6.125       40,000   4.4 years   $   4.827
                             $ 8.875 - $ 12.094     160,000   5.5 years   $   9.332
1994 Executive Option Plan
    Incentive option         $ 4.500                217,554   3.0 years   $   4.500
    Incentive option         $ 8.875                388,010   5.4 years   $   8.875
    Non-qualified            $ 2.250                434,946   3.0 years   $   2.250
    Non-qualified            $ 8.875              1,131,990   5.4 years   $   8.875

1997 Stock Plan
    Incentive option         $ 3.188 - $ 5.938      810,725   4.4 years   $   3.358
    Incentive option         $ 8.875 - $ 12.188   1,774,165   5.2 years   $  10.735
    Non-qualified            $ 2.820 - $ 6.070    2,338,585   5.3 years   $   4.473
    Non-qualified            $ 8.875 - $ 10.813   1,167,835   5.6 years   $   9.053

                                                    Exercisable Options
                                                  -----------------------
                                                               Weighted
                                                                Average
                                                               Remaining
                                                  Number of   Contractual
               Plan           Exercise Prices      Shares         Life
--------------------------   ------------------   ---------   -----------
1994 Director Plan           $ 3.281 - $ 6.125        40,000    $  4.827
                             $ 8.875 - $ 12.094      160,000    $  9.332

1994 Executive Option Plan
    Incentive option         $ 4.500                 217,554    $  4.500
    Incentive option         $ 8.875                 388,010    $  8.875
    Non-qualified            $ 2.250                 434,946    $  2.250
    Non-qualified            $ 8.875               1,131,990    $  8.875

1997 Stock Plan
    Incentive option         $ 3.188 - $ 5.938       230,747    $  3.487
    Incentive option         $ 8.875 - $ 12.188    1,755,669    $ 10.734
    Non-qualified            $ 2.820 - $ 6.070       914,313    $  4.086
    Non-qualified            $ 8.875 - $ 10.813    1,146,331    $  9.020

      The Company has three additional stock plans which provide for the issuance of stock for no cash consideration to officers and key non-officer employees. Under two of the plans, each employee receiving a grant of shares may dispose of 15 percent of his/her grant on each annual anniversary date from the date of grant for the first four years and the remaining 40 percent on the fifth year anniversary. These two plans have a total of 11,375 shares reserved and available for granting. Shares granted under the third plan are fully vested no earlier than 24 months from the effective date of the grant and not later than 36 months. The third plan has a total of 1,562,195 shares reserved and available for granting. No shares were granted under these plans in 2001, 2000 and 1999.

      In prior years the Company purchased shares from certain of its employees, who received stock through its stock purchase plan, at fair market value. At December 2000, 497,323 shares were held in Treasury. The 604,870 shares held in Treasury at December 31, 2001 include 98,293 shares purchased by the Company at the fair market value of $289,479 for the Stock Bonus Plan contribution. The Plan was funded in January 2002.

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

                                                                      Year Ended December 31,
                                                               -------------------------------------
                                                                  2001         2000          1999
                                                               ----------   ----------    ----------
                                                                      (Dollars in Thousands)
Income (loss) before extraordinary gain:
    As reported                                                $   11,059   $  (22,981)   $  (37,897)
    Pro forma                                                  $    7,698   $  (25,941)   $  (45,925)

Diluted earnings (loss) per share before extraordinary gain:
    As reported                                                $     0.12   $    (0.28)   $    (0.49)
    Pro forma                                                  $     0.08   $    (0.32)   $    (0.59)

      The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield                                            0.0%
Expected stock volatility                                         49.0%  in 1999
                                                                  51.6%  in 2000
                                                                  56.3%  in 2001
Risk-free interest rate                                     3.9% - 6.7%
Expected life of options                                    5 - 7 years

      The estimated fair values of options granted during the year ended December 31, 1999, under the Director Plan was $16,500. Options granted in 2001, 2000 and 1999 under the 1997 Stock Plan had an estimated fair value of $4,326,000, $203,000 and $3,263,000 respectively.

Stock Reserved For Issuance

      The following is a summary of common stock reserved for issuance:

                                                             December 31,
                                                     ---------------------------
                                                        2001             2000
                                                     ----------       ----------
Stock plans                                          10,659,380        9,969,570
Stock bonus plan                                         81,715          106,375
Convertible notes                                     8,090,254        8,090,254
                                                     ----------       ----------

Total shares reserved for issuance                   18,831,349       18,166,199
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

      The rights, which do not have voting privileges, expire June 30, 2008, and at the Company's option, may be redeemed by the Company in whole, but not in part, prior to expiration for $0.01 per right. Until the rights become exercisable, they have no dilutive effect on earnings per share.

Note 7 - Reconciliation of Income and Number of Shares Used to Calculate Basic and Diluted Earnings Per Share (EPS)

                                             For the Twelve Months Ended December 31, 2001
                                             ---------------------------------------------
                                                Income            Shares         Per-Share
                                              (Numerator)      (Denominator)       Amount
                                             ------------       ----------       ---------
Basic EPS:
  Net income                                 $ 11,059,000       92,008,877       $    0.12

Effect of dilutive securities:
  Stock options                                        --          682,156              --

Diluted EPS:
  Net income plus assumed conversions        $ 11,059,000       92,691,033       $    0.12
                                             ============       ==========       =========

                                             For the Twelve Months Ended December 31, 2000
                                             ---------------------------------------------
                                             Income (Loss)        Shares         Per-Share
                                              (Numerator)      (Denominator)       Amount
                                             ------------      -------------     ---------
Basic EPS:
  Loss before extraordinary gain             $(22,981,000)      81,758,825       $   (0.28)
  Extraordinary gain                            3,936,000       81,758,825            0.05
  Net loss                                    (19,045,000)      81,758,825           (0.23)

Effect of dilutive securities:
  Stock options                                        --               --              --

Diluted EPS:
  Loss before extraordinary gain              (22,981,000)      81,758,825           (0.28)
  Extraordinary gain                            3,936,000       81,758,825            0.05
  Net loss                                   $(19,045,000)      81,758,825       $   (0.23)
                                             ============       ==========       =========

Note 7 - Reconciliation of Income and Number of Shares Used to Calculate Basic and Diluted Earnings Per Share (EPS) (continued)

                                  For the Twelve Months Ended December 31, 1999
                                  ---------------------------------------------
                                      Loss            Shares          Per-Share
                                  (Numerator)      (Denominator)        Amount
                                  ------------     -------------      ---------
Basic EPS:
  Net loss                        $(37,897,000)      77,159,461       $   (0.49)

Effect of dilutive securities:
  Stock options                             --               --              --

Diluted EPS:
  Net loss                        $(37,897,000)      77,159,461       $   (0.49)
                                  ============       ==========       =========

      The Company has outstanding $124,509,000 of 5.5% Convertible Subordinated Notes, which are convertible into 8,090,254 shares of common stock at $15.39 per share. The Notes have been outstanding since their issuance in July 1997, but were not included in the computation of diluted EPS because the assumed conversion of the Notes would have had an anti-dilutive effect on EPS. For the fiscal year ended December 31, 2001, options to purchase 6,049,000 shares of common stock at prices ranging from $5.00 to $12.1875, which were outstanding during part of the period, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the period. For the years ended December 31, 2000 and 1999, options to purchase 7,166,036 and 7,269,250 shares of common stock, respectively, at prices ranging from $2.2500 to $12.1875, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss during those periods.

Note 8 - Employee Benefit Plans

      The Parker Drilling Company Stock Bonus Plan ("Plan") was adopted effective September 1980 for employees of Parker Drilling and its subsidiaries who are U.S. citizens and who have completed three months of service with the Company. It was amended in 1983 to qualify as a 401(k) plan under the Internal Revenue Code which permits a specified percentage of an employee's salary to be voluntarily contributed on a before-tax basis and to provide for a Company matching feature. Participants may contribute from one percent to 15 percent of eligible earnings and direct contributions to one or more of 10 investment funds. The Plan was amended and restated, effective January 1, 1999, to provide for dollar-for-dollar matching contributions by the Company up to three percent of a participant's compensation and $0.50 for every dollar contributed from three percent to five percent. The Company's matching contribution is made in Parker Drilling common stock and vests immediately. Each Plan year, additional Company contributions can be made, at the discretion of the board of directors, in amounts not exceeding the permissible deductions under the Internal Revenue Code. The Company issued 343,289, 361,855 and 498,654 shares to the Plan in 2001, 2000 and 1999 with the Company recognizing expense of $1,927,100, $1,742,193 and $1,492,099 in each of the periods, respectively.

Note 9 - Business Segments

      The Company is organized into three primary business units: U.S. drilling operations, international drilling operations, and rental tools. This is the basis management uses for making operating decisions and assessing performance.

                                                     Year Ended December 31,
                                         ---------------------------------------------
Operations by Industry Segment               2001             2000             1999
------------------------------------     -----------      -----------      -----------
                                                     (Dollars in Thousands)
Revenues:
    U.S. drilling                        $   190,809      $   148,416      $   113,989
    International drilling                   231,527          185,100          182,908
    Rental tools                              65,629           42,833           27,656
                                         -----------      -----------      -----------
Total revenues                               487,965          376,349          324,553
                                         -----------      -----------      -----------

Operating income (loss):
    U.S. drilling                             33,138            6,766          (31,478)
    International drilling                    37,583           19,553           26,737
    Rental tools                              30,016           16,897            7,890
                                         -----------      -----------      -----------
Total operating income
    by segment (1)                           100,737           43,216            3,149

General and administrative                   (21,721)         (20,392)         (16,312)
Reorganization                                (7,500)              --           (3,000)
Provision for reduction in
    carrying value of certain assets              --           (8,300)         (10,607)
                                         -----------      -----------      -----------

Total operating income (loss)                 71,516           14,524          (26,770)

Interest expense                             (53,015)         (57,036)         (55,928)
Other income, net                              5,146           23,854           42,121
                                         -----------      -----------      -----------

Income (loss) before income taxes        $    23,647      $   (18,658)     $   (40,577)
                                         ===========      ===========      ===========

Identifiable assets:
    U.S. drilling                        $   343,357      $   356,090      $   386,385
    International drilling                   424,022          412,839          357,906
    Rental tools                              70,365           57,550           43,356
                                         -----------      -----------      -----------

Total identifiable assets                    837,744          826,479          787,647

Corporate assets                             268,033          280,940          295,096
                                         -----------      -----------      -----------

Total assets                             $ 1,105,777      $ 1,107,419      $ 1,082,743
                                         ===========      ===========      ===========

      (1) Operating income by segment is calculated by excluding general and administrative expense, reorganization expense and provision for reduction in carrying value of certain assets from operating income, as reported in the consolidated statements of operations.

                                                     Year Ended December 31,
                                         ---------------------------------------------
Operations by Industry Segment               2001             2000             1999
------------------------------------     -----------      -----------      -----------
                                                     (Dollars in Thousands)
Capital expenditures:
    U.S. drilling                        $    41,366      $    22,221      $     8,093
    International drilling                    53,732           55,215           29,937
    Rental tools                              24,210           16,168            7,221
    Corporate                                  2,725            4,921            3,895
                                         -----------      -----------      -----------

Total capital expenditures               $   122,033      $    98,525      $    49,146
                                         ===========      ===========      ===========

Depreciation and amortization:
    U.S. drilling                        $    44,300      $    42,458      $    39,787
    International drilling                    38,379           30,730           34,046
    Rental tools                              12,302           11,147            8,261
    Corporate                                  2,278              725               76
                                         -----------      -----------      -----------

Total depreciation and amortization      $    97,259      $    85,060      $    82,170
                                         ===========      ===========      ===========

                                                    Year Ended December 31,
                                         --------------------------------------------
Operations by Geographic Area              2001             2000             1999
------------------------------------    -----------      -----------      -----------
                                                   (Dollars in Thousands)
Revenues:
    United States                       $   256,438      $   191,249      $   141,645
    Latin America                            54,063           58,467           85,112
    Asia Pacific                             32,246           15,373           25,193
    Africa and Middle East                   58,988           55,671           36,852
    Former Soviet Union                      86,230           55,589           35,751
                                        -----------      -----------      -----------

Total revenues                              487,965          376,349          324,553
                                        -----------      -----------      -----------

Operating income (loss):
    United States                            63,154           23,663          (23,587)
    Latin America                             2,385            6,554           14,661
    Asia Pacific                             11,304           (1,905)          (1,964)
    Africa and Middle East                   11,933            8,562            8,503
    Former Soviet Union                      11,961            6,342            5,536
                                        -----------      -----------      -----------
Total operating income
    by segment (1)                          100,737           43,216            3,149

General and administrative                  (21,721)         (20,392)         (16,312)
Reorganization                               (7,500)              --           (3,000)
Provision for reduction in
   carrying value of certain assets              --           (8,300)         (10,607)
                                        -----------      -----------      -----------

Total operating income (loss)                71,516           14,524          (26,770)

Interest expense                            (53,015)         (57,036)         (55,928)
Other income, net                             5,146           23,854           42,121
                                        -----------      -----------      -----------

Income (loss) before income taxes       $    23,647      $   (18,658)     $   (40,577)
                                        ===========      ===========      ===========

Identifiable assets:
    United States                       $   681,756      $   702,639      $   724,837
    Latin America                            93,722           93,896          102,348
    Asia Pacific                             39,963           41,602           60,458
    Africa and Middle East                   94,986          119,607          105,354
    Former Soviet Union                     195,350          149,675           89,746
                                        -----------      -----------      -----------

Total identifiable assets               $ 1,105,777      $ 1,107,419      $ 1,082,743
                                        ===========      ===========      ===========

      (1) Operating income by segment is calculated by excluding general and administrative expense, reorganization expense and provision for reduction in carrying value of certain assets from operating income, as reported in the consolidated statements of operations

Note 10 - Commitments and Contingencies

      At December 31, 2001, the Company had a $50.0 million revolving credit facility available for general corporate purposes and to support letters of credit. As of December 31, 2001, $15.1 million of availability has been reserved to support letters of credit that have been issued. At December 31, 2001, no amounts had been drawn under the revolving credit facility.

      The Company has various lease agreements for office space, equipment, vehicles and personal property. These obligations extend through 2008 and are typically non-cancelable. Most leases contain renewal options and certain of the leases contain escalation clauses. Future minimum lease payments at December 31, 2001, under operating leases with non-cancelable terms in excess of one year, are as follows:

              2002        $  3,141
              2003           2,870
              2004           2,793
              2005           2,616
              2006           2,384
           Therafter         4,773
                          --------
             Total        $ 18,577
                          ========

      Total rent expense for all operating leases amounted to $5.5 million for 2001, $3.7 million for 2000, and $4.0 million for 1999.

      Certain officers of the Company entered into Severance Compensation and Consulting Agreements with the Company (the "Agreements"). A total of nine officers are currently signatories. The Agreements provide for an initial six-year term and the payment of certain benefits upon a change of control (as defined in the Agreements). A change of control includes certain mergers or reorganizations, changes in the board of directors, sale or liquidation of the Company or acquisition of more than 15 percent of the outstanding common stock of the Company by a third party; provided that the board of directors has the right to preclude triggering of a change of control when a third party acquired 15 percent of the outstanding voting securities if the board of directors determines within five days that the circumstances of the acquisition did not warrant implementation of the Agreements. After a change of control occurs, if an officer is terminated within four years without good cause or resigns within two years for good reason (as each are defined in the Agreements) the officer shall receive a payment of three times his annual cash compensation, plus additional compensation for a one-year consulting agreement at the officer's annual cash compensation, plus extended life, health and other miscellaneous benefits for four years.

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

      Verdin Lawsuit. Two subsidiaries of Parker Drilling Company ("Subsidiaries") are currently named defendants in the lawsuit, Verdin vs. R & B Falcon Drilling USA, Inc., et. al., Civil Action No. G-00-488, currently pending in the U.S. District Court for the Southern District of Texas, Houston Division. The plaintiff is a former employee of a drilling contractor engaged in offshore drilling operations in the Gulf of Mexico. The defendants are various drilling contractors, including the Subsidiaries, who conduct drilling operations in the Gulf of Mexico. Plaintiff alleges that the defendants have violated federal and state antitrust laws by agreeing with each other to depress wages and benefits paid to employees working for said defendants.

      Plaintiff sought to bring this case as a "class action", i.e., on behalf of himself and a proposed class of other similarly situated employees of the defendants that have allegedly suffered similar damages from the alleged actions of defendants. Originally, the case was pending in U.S. District Court for the Southern District of Texas, Galveston Division. Recently, the case was transferred to the Houston Division. The Subsidiaries and certain of the other defendants recently entered into a stipulation of settlement with the plaintiff, pursuant to which the Subsidiaries will pay $625,000 for a full and complete release of all claims brought in the case. The settlement was preliminarily approved by the Court on November 8, 2001, and the Court will conduct a fairness hearing on April 18, 2002, to determine whether the proposed settlement should receive final approval. The settlement amount and related fees were accrued during the third quarter 2001.

      Kazakhstan Tax Issue. On July 6, 2001, the Ministry of State Revenues of Kazakhstan ("MSR") issued an Act of Audit to the Kazakhstan branch ("PKD Kazakhstan") of Parker Drilling Company International Limited, a wholly owned subsidiary of the Company ("PDCIL"), assessing additional taxes in the amount of approximately $29,000,000 for the years 1998-2000. The assessment consists primarily of adjustments in corporate income tax based on a determination by the Kazakhstan tax authorities that payments by Offshore Kazakhstan International Operating Company, ("OKIOC"), to PDCIL of $99,050,000, in reimbursement of costs for modifications to Rig 257, performed by PDCIL prior to the importation of the drilling rig into Kazakhstan, where it is currently working under contract to OKIOC, are income to PKD Kazakhstan, and therefore, taxable to PKD Kazakhstan. PKD Kazakhstan filed an Act of Non-Agreement stating its position that such payment should not be taxable and requesting the Act of Audit be revised accordingly. In November, the MSR rejected PKD Kazakhstan's Act of Non-Agreement, prompting PKD Kazakhstan to seek judicial review of the assessment. On December 28, 2001, the Astana City Court issued a judgment in favor of PKD Kazakhstan, finding that the reimbursements to PDCIL were not income to PKD Kazakhstan and not otherwise subject to tax based on the U.S.-Kazakhstan Tax Treaty. The MSR has appealed the Astana City Court decision to the Supreme Court, but has requested and received a postponement in the hearing until March 21, 2002. Management believes that it is still not possible to make a reasonable determination as to the probable outcome of this matter.

      The Company is a party to various other lawsuits and claims arising out of the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations, the financial position or the net cash flows of the Company.

Note 11 - Related Party Transactions

      Since 1975 when the stockholders approved a Stock Purchase Agreement, the Company and Robert L. Parker have entered into various life insurance arrangements on the life of Robert L. Parker. To insure the lives of Mr. and Mrs. Parker for $15.2 million and Mr. Robert L. Parker for $8.0 million the Company is currently paying $0.6 million in annual premiums. Annual premiums funded by the Company will be reimbursed from the proceeds of the policies, plus accrued interest beginning March 2003 at a one-year treasury bill rate. The Company may use, at its option, up to $7.0 million of such proceeds to purchase Parker Drilling stock from the Robert L. Parker Sr. Family Limited Partnership at a discounted price. Robert L. Parker Jr., chief executive officer of the Company and son of Robert L. Parker, will receive one-third of the net proceeds of these policies as a beneficiary.

Note 12 - Supplementary Information

      At December 31, 2001, accrued liabilities included $8.2 million of accrued interest expense, $5.3 million of workers' compensation and health plan liabilities and $10.4 million of accrued payroll and payroll taxes. At December 31, 2000, accrued liabilities included $8.4 million of accrued interest expense, $6.0 million of workers' compensation and health plan liabilities and $9.9 million of accrued payroll and payroll taxes. Other long-term obligations included $3.8 million and $3.2 million of workers' compensation liabilities as of December 31, 2001 and 2000, respectively.

Note 13 - Selected Quarterly Financial Data (Unaudited)

                                                                   Quarter
                                    -------------------------------------------------------------------
           Year 2001                  First         Second          Third         Fourth        Total
-------------------------------     ---------      ---------      ---------      --------     ---------
                                              (Dollars in Thousands Except Per Share Amounts)
Revenues                            $ 114,874      $ 132,915      $ 128,927      $111,249     $ 487,965

Gross profit (1)                    $  22,480      $  33,333      $  29,606      $ 15,318     $ 100,737

Operating income                    $  17,609      $  23,130      $  22,375      $  8,402     $  71,516

Net income (3)                      $   1,524      $   2,692      $   3,025      $  3,818     $  11,059

Basic earnings per share: (2)
    Net income                      $    0.02      $    0.03      $    0.03      $   0.04     $    0.12

Diluted earnings per share: (2)
    Net income                      $    0.02      $    0.03      $    0.03      $   0.04     $    0.12

      (1) Gross profit is calculated by excluding general and administrative expense, reorganization expense and provision for reduction in carrying value of certain assets from operating income, as reported in the consolidated statement of operations.

      (2) As a result of shares issued during the year, earnings per share for the year's four quarters, which are based on weighted average shares outstanding during each quarter, do not equal the annual earnings per share, which is based on the weighted average shares outstanding during the year.

      (3) The fourth quarter includes a $9.6 million deferred tax benefit resulting from a reversal of a valuation allowance. See Note 5.

Note 13 - Selected Quarterly Financial Data (continued) (Unaudited)

                                                                   Quarter
                                    -------------------------------------------------------------------
           Year 2000                  First         Second          Third         Fourth        Total
-------------------------------     ---------      ---------      ---------      --------     ---------
                                              (Dollars in Thousands Except Per Share Amounts)
Revenues                            $  73,953      $  86,960      $ 101,849      $113,587     $ 376,349

Gross profit (1)                    $  (3,931)     $   6,409      $  15,445      $ 25,293     $  43,216

Operating income (loss)             $  (8,934)     $   1,965      $   9,953      $ 11,540     $  14,524

Net income (loss) before
    extraordinary gain              $ (14,876)     $  (9,482)     $  (1,034)     $  2,411     $ (22,981)

Extraordinary gain                  $      --      $      --      $      --      $  3,936     $   3,936

Net income (loss)                   $ (14,876)     $  (9,482)     $  (1,034)     $  6,347     $ (19,045)

Basic earnings (loss) per
    share: (2)
    Income (loss) before
         extraordinary gain         $   (0.19)     $   (0.12)     $   (0.01)     $   0.03     $   (0.28)
    Extraordinary gain              $      --      $      --      $      --      $   0.04     $    0.05
    Net income (loss)               $   (0.19)     $   (0.12)     $   (0.01)     $   0.07     $   (0.23)

Diluted earnings (loss) per
    share: (2)
    Income (loss) before
         extraordinary gain         $   (0.19)     $   (0.12)     $   (0.01)     $   0.03     $   (0.28)
    Extraordinary gain              $      --      $      --      $      --      $   0.04     $    0.05
    Net income (loss)               $   (0.19)     $   (0.12)     $   (0.01)     $   0.07     $   (0.23)

      (1) Gross profit is calculated by excluding general and administrative expense, reorganization expense and provision for reduction in carrying value of certain assets from operating income, as reported in the Consolidated Statement of Operations.

      (2) As a result of shares issued during the year, earnings per share for the year's four quarters, which are based on weighted average shares outstanding during each quarter, do not equal the annual earnings per share, which is based on the weighted average shares outstanding during the year.

Note 14 - Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, 142 and 143. SFAS No. 141, "Business Combinations", requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142, "Goodwill and Other Intangible Assets", changes the accounting for goodwill from an amortization method to an impairment-only approach and will be effective January 2002. SFAS No. 143, "Accounting for Asset Retirement Obligations", requires the capitalization and accrual of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 will be effective January 2003. In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 and amends Accounting Principles Board Opinion No. 30 for the accounting and reporting for discontinued operations as it relates to long-lived assets. SFAS No. 144 will be effective January 2002.

      The Company is presently evaluating the effect of these new pronouncements on its financial position and results of operations and believes that only SFAS No. 142 will impact the Company because it has recorded a significant amount of goodwill related to prior acquisitions and recorded annual amortization during each of the last three years of $7.4 million.

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

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is shown in Item 14A "Executive Officers" and hereby incorporated by reference from the information appearing under the captions "Proposal One - Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 25, 2002, to be filed with the Securities and Exchange Commission ("Commission") within 120 days of the end of the Company's year ended December 31, 2001.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is hereby incorporated by reference from the information appearing under the captions "Principal Stockholders and Security Ownership of Management" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 25, 2002, to be filed with the Commission within 120 days of the end of the Company's year ended December 31, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is hereby incorporated by reference to such information appearing under the caption "Other Information" and "Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 25, 2002, to be filed with the Commission within 120 days of the end of the Company's year ended December 31, 2001.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

(1) Financial Statements of Parker Drilling Company and subsidiaries which are included in Part II, Item 8:

                                                                            Page
                                                                            ----
Report of Independent Accountants                                             30

Consolidated Statement of Operations for the years ended
      December 31, 2001, 2000 and 1999                                        31

Consolidated Balance Sheet as of December 31, 2001 and 2000                   32

Consolidated Statement of Cash Flows for the years ended
      December 31, 2001, 2000 and 1999                                        34

Consolidated Statement of Stockholders' Equity for the years
      ended December 31, 2001, 2000 and 1999                                  36

Notes to Consolidated Financial Statements                                    37

                                     PART IV
                                   (continued)

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (continued)

                                                                            Page
                                                                            ----
      (2)   Financial Statement Schedule:
            Schedule II - Valuation and qualifying accounts                   72

      (3)   Exhibits:

Exhibit Number                        Description
--------------                        ------------
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

      3(c) -      Rights Agreement dated as of July 14, 1998 between the Company and Norwest Bank Minnesota, N.A., as rights agent
                     (incorporated by reference to Form 8-A filed July 15, 1998.

Exhibit Number                        Description
--------------                        ------------
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

      4(b) -      Indenture dated as of July 25, 1997, between the Company and
                     Chase B Bank of Texas, National Association, f/k/a Texas
                     Commerce Bank National Association, as Trustee, respecting
                     5 1/2% Convertible Subordinated Notes due 2004
                     (incorporated by reference to Exhibit 4.7 to the Company's
                     S-3 Registration Statement No. 333-30711).

      4(c)  -     Loan and Security Agreement dated as of October 22, 1999,
                     between the Company and Bank of America, National
                     Association, as agent for the lenders, regarding the $50.0 million revolving line of credit for loans and letters of
                     credit due October 22, 2003 (incorporated by reference to
                     Exhibit 4(c) to the Annual Report on Form 10-K for the year ended December 31, 2000).

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (continued)

(3)   Exhibits: (continued)

Exhibit Number                        Description
--------------                        ------------
      10(a) -     Amended and Restated Parker Drilling Company Stock Bonus Plan,
                     effective as of January 1, 1999 (incorporated herein by
                     reference to Exhibit 10(a) to the Company's Quarterly
                     Report on Form 10-Q for the three months ended March 31,
                     1999)

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

      10(f) -     First Amendment to Severance Compensation and Consulting
                     Agreement entered into between Parker Drilling Company,
                     and certain officers of Parker Drilling Company, dated on
                     or about July 15, 1998.

      10(g) -     Waiver, Release and Confidentiality Agreement entered into between James W. Linn and Parker Drilling Company dated
                     July 17, 2001.

      21 -        Subsidiaries of the Registrant.

      23 -        Consent of Independent Accountants.

*Management Contract, Compensatory Plan or Agreement

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (continued)

(b) Reports on Form 8-K: None.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)

                 Column A                  Column B      Column C         Column D        Column E

-------------------------------------------------------

                                           Balance       Charged
                                              at         to cost                          Balance
                                          beginning        and                           at end of
             Classifications              of period      expenses        Deductions        period

-------------------------------------------------------
Year ended December 31, 2001:
      Allowance for doubtful accounts
         and notes                        $    3,755     $      360      $    1,127      $    2,988
      Reduction in carrying value of
         rig materials and supplies       $    2,491     $    1,455      $    1,540      $    2,406
      Deferred tax valuation
         allowance                        $   24,939     $   (9,593)     $    5,410      $    9,936

Year ended December 31, 2000:
      Allowance for doubtful accounts
         and notes                        $    5,677     $      860      $    2,782      $    3,755
      Reduction in carrying value of
         rig materials and supplies       $    1,539     $      780      $     (172)     $    2,491
      Deferred tax valuation
         allowance                        $   39,109     $   (6,097)     $    8,073      $   24,939

Year ended December 31, 1999:
      Allowance for doubtful accounts
         and notes                        $    3,002     $    3,270      $      595      $    5,677
      Reduction in carrying value of
         rig materials and supplies       $    2,572     $      780      $    1,813      $    1,539
      Deferred tax valuation
         allowance                        $   38,469     $      640      $       --      $   39,109

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  PARKER DRILLING COMPANY



                  By /s/ Robert L. Parker Jr.               Date: March 15, 2002
                     ------------------------------
                     Robert L. Parker Jr.
                     President and Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                               Date
---------                           -----                               ----


By: /s/ Robert L. Parker            Chairman of the Board         March 15, 2002
    -----------------------------   and Director
    Robert L. Parker


By: /s/ Robert L. Parker Jr.        President and Chief           March 15, 2002
    -----------------------------   Executive Officer
    Robert L. Parker Jr.            and Director
                                    (Principal Executive
                                    Officer)

By: /s/ James J. Davis              Senior Vice President -       March 15, 2002
    -----------------------------   Finance and Chief
    James J. Davis                  Financial Officer
                                    (Principal Financial
                                    Officer)


By: /s/ Robert F. Nash              Senior Vice President         March 15, 2002
    -----------------------------   and Chief Operating
    Robert F. Nash                  Officer


By: /s/ W. Kirk Brassfield          Vice President and            March 15, 2002
    -----------------------------   Corporate Controller
    W. Kirk Brassfield              (Principal Accounting
                                    Officer)


By: /s/ James E. Barnes             Director                      March 15, 2002
    -----------------------------
    James E. Barnes


By: /s/ Bernard J. Duroc-Danner     Director                      March 15, 2002
    -----------------------------
    Bernard J. Duroc-Danner


By: /s/ David L. Fist               Director                      March 15, 2002
    -----------------------------
    David L. Fist


By: /s/ Dr. Robert M. Gates         Director                      March 15, 2002
    -----------------------------
    Dr. Robert M. Gates


By: /s/ John W. Gibson              Director                      March 15, 2002
    -----------------------------
    John W. Gibson


By: /s/ Simon G. Kukes              Director                      March 15, 2002
    -----------------------------
    Simon G. Kukes


By: /s/ James W. Linn               Director                      March 15, 2002
    -----------------------------
    James W. Linn


By: /s/ R. Rudolph Reinfrank        Director                      March 15, 2002
    -----------------------------
    R. Rudolph Reinfrank

                                 EXHIBIT INDEX

Exhibit Number                        Description
--------------                        ------------
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

      3(c) -      Rights Agreement dated as of July 14, 1998 between the Company and Norwest Bank Minnesota, N.A., as rights agent
                     (incorporated by reference to Form 8-A filed July 15, 1998.

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

      4(b) -      Indenture dated as of July 25, 1997, between the Company and
                     Chase B Bank of Texas, National Association, f/k/a Texas
                     Commerce Bank National Association, as Trustee, respecting
                     5 1/2% Convertible Subordinated Notes due 2004
                     (incorporated by reference to Exhibit 4.7 to the Company's
                     S-3 Registration Statement No. 333-30711).

      4(c)  -     Loan and Security Agreement dated as of October 22, 1999,
                     between the Company and Bank of America, National
                     Association, as agent for the lenders, regarding the $50.0 million revolving line of credit for loans and letters of
                     credit due October 22, 2003 (incorporated by reference to
                     Exhibit 4(c) to the Annual Report on Form 10-K for the year ended December 31, 2000).

      10(a) -     Amended and Restated Parker Drilling Company Stock Bonus Plan,
                     effective as of January 1, 1999 (incorporated herein by
                     reference to Exhibit 10(a) to the Company's Quarterly
                     Report on Form 10-Q for the three months ended March 31,
                     1999)

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

      10(f) -     First Amendment to Severance Compensation and Consulting
                     Agreement entered into between Parker Drilling Company,
                     and certain officers of Parker Drilling Company, dated on
                     or about July 15, 1998.

      10(g) -     Waiver, Release and Confidentiality Agreement entered into between James W. Linn and Parker Drilling Company dated
                     July 17, 2001.

      21 -        Subsidiaries of the Registrant.

      23 -        Consent of Independent Accountants.

* Management Contract, Compensatory Plan or Agreement