Form 10-Q
period 2002-03-31
PARKER DRILLING CO /DE/
filed 2002-05-15
CIK 76321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO


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

         As of April 30, 2002, 92,319,820 common shares were outstanding.

                             PARKER DRILLING COMPANY

                                      INDEX


                                                                                  Page No.
Part  I.   Financial Information                                                     2

           Item 1.  Financial Statements                                             2

           Consolidated Condensed Balance Sheets (Unaudited)
           March 31, 2002 and December 31, 2001                                      2

           Consolidated Condensed Statements of Operations (Unaudited)
           Three Months Ended March 31, 2002 and 2001                                3

           Consolidated Condensed Statements of Cash Flows (Unaudited)
           Three Months Ended March 31, 2002 and 2001                                4

           Notes to Unaudited Consolidated Condensed
           Financial Statements                                                    5 - 9

           Report of Independent Accountants                                        10

           Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                    11 - 16

           Item 3.  Quantitative and Qualitative Disclosures about Market Risk      16

Part II.   Other Information                                                        17

           Item 1.  Legal Proceedings                                               17

           Item 2.  Changes in Securities and Use of Proceeds                       17

           Item 3.  Defaults Upon Senior Securities or Dividend Arrearages          17

           Item 4.  Submission of Matters to a Vote of Security Holders             18

           Item 5.  Other Information                                               18

           Item 6. Exhibits and Reports on Form 8-K                                 18

           Signatures                                                               19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                           March 31,     December 31,
                                                             2002            2001
                                                          -----------    ------------
                                     ASSETS
Current Assets:
    Cash and cash equivalents                             $    60,919     $    60,400
    Other short-term investments                                   12              12
    Accounts and notes receivable, net                        101,130          99,874
    Rig materials and supplies                                 20,635          22,200
    Other current assets                                       11,321           8,966
                                                          -----------     -----------
        Total current assets                                  194,017         191,452
                                                          -----------     -----------

Property, plant and equipment less
    accumulated depreciation and amortization of
    $541,243 at March 31, 2002 and $520,645 at
    December 31, 2001                                         684,186         695,529

Goodwill, net of accumulated amortization of
    $35,268 at March 31, 2002 and December 31,
    2001                                                      189,127         189,127

Other noncurrent assets                                        28,617          29,669
                                                          -----------     -----------
             Total assets                                 $ 1,095,947     $ 1,105,777
                                                          ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Current portion of long-term debt                     $     5,130     $     5,007
    Accounts payable and accrued liabilities                   71,875          71,673
    Accrued income taxes                                       13,500           7,054
                                                          -----------     -----------
        Total current liabilities                              90,505          83,734
                                                          -----------     -----------
Long-term debt                                                584,043         587,165
Deferred income tax                                            10,962          16,152
Other long-term liabilities                                     8,469           6,583
Commitments and contingencies                                      --              --

Stockholders' equity:
    Common stock                                               15,420          15,342
    Capital in excess of par value                            433,642         432,845
    Accumulated other comprehensive income - net
            unrealized gain on investments available
            for sale (net of taxes $237 at March 31,
            2002 and $227 at December 31, 2001)                   422             403
    Accumulated deficit                                       (47,516)        (36,447)
                                                          -----------     -----------
        Total stockholders' equity                            401,968         412,143
                                                          -----------     -----------
             Total liabilities and stockholders' equity   $ 1,095,947     $ 1,105,777
                                                          ===========     ===========

     See accompanying notes to consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)


                                                     Three Months Ended March 31,
                                                  -----------------------------------
                                                      2002                   2001
                                                  ------------           ------------
Drilling and rental revenues:
    U.S. drilling                                 $     21,784           $     49,756
    International drilling                              62,330                 51,421
    Rental tools                                        12,111                 13,697
                                                  ------------           ------------
Total drilling and rental revenues                      96,225                114,874
                                                  ------------           ------------
Drilling and rental operating expenses:
    U.S. drilling                                       19,325                 27,615
    International drilling                              39,224                 37,158
    Rental tools                                         5,609                  4,743
    Depreciation and amortization                       23,599                 22,878
                                                  ------------           ------------
Total drilling and rental operating expenses            87,757                 92,394
                                                  ------------           ------------
Drilling and rental operating income                     8,468                 22,480
                                                  ------------           ------------
Construction contract revenue                           17,652                     --
Construction contract expense                           16,398                     --
                                                  ------------           ------------
Net construction contract operating
   income (Note 4)                                       1,254                     --
                                                  ------------           ------------
General and administrative expense                       6,913                  4,871
                                                  ------------           ------------
Total operating income                                   2,809                 17,609
                                                  ------------           ------------

Other income and (expense):
    Interest expense                                   (12,460)               (13,522)
    Interest income                                        352                    934
    Gain on disposition of assets                          923                  1,075
    Other income (loss) - net                             (142)                   386
                                                  ------------           ------------
Total other income and (expense)                       (11,327)               (11,127)
                                                  ------------           ------------

Income (loss) before income taxes                       (8,518)                 6,482

Income tax expense (benefit):
    Current                                              7,751                  2,708
    Deferred                                            (5,200)                 2,250
                                                  ------------           ------------
Income tax expense                                       2,551                  4,958
                                                  ------------           ------------

Net income (loss)                                 $    (11,069)          $      1,524
                                                  ============           ============

Earnings (loss) per share:
    Basic                                         $      (0.12)          $       0.02

    Diluted                                       $      (0.12)          $       0.02

Number of common shares used in
    computing earnings per share:
    Basic                                           92,227,213             91,773,338

    Diluted                                         92,227,213             92,808,509

     See accompanying notes to consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                Three Months
                                                               Ended March 31,
                                                          ---------------------
                                                            2002         2001
                                                          --------     --------
Cash flows from operating activities:
    Net income (loss)                                     $(11,069)    $  1,524
    Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
           Depreciation and amortization                    23,599       22,878
           Gain on disposition of assets                      (923)      (1,075)
           Expenses not requiring cash                       1,976        1,259
           Deferred income taxes                            (5,200)       2,250
           Change in operating assets and liabilities        3,843         (632)
                                                          --------     --------
    Net cash provided by operating activities               12,226       26,204
                                                          --------     --------

Cash flows from investing activities:
    Capital expenditures                                   (12,706)     (34,729)
    Proceeds from the sale of equipment                      2,275          955
                                                          --------     --------
    Net cash used in investing activities                  (10,431)     (33,774)
                                                          --------     --------
Cash flows from financing activities:
    Principal payments under debt obligations               (1,209)      (1,200)
    Other                                                      (67)         238
                                                          --------     --------
Net cash used in financing activities                       (1,276)        (962)
                                                          --------     --------

    Net change in cash and cash equivalents                    519       (8,532)

Cash and cash equivalents at beginning of period            60,400       62,480
                                                          --------     --------
Cash and cash equivalents at end of period                $ 60,919     $ 53,948
                                                          ========     ========

Supplemental cash flow information:
    Interest paid                                         $  5,111     $  4,497
    Income taxes paid                                     $  1,302     $  5,315

Supplemental noncash investing activity:
    Net unrealized gain (loss) on investments
        available for sale (net of taxes $(10)
        in 2002 and $0 in 2001)                           $    (19)    $     13
    Change in fair value of interest rate swap            $  1,685     $     --

     See accompanying notes to consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. General - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of
    (1) the financial position as of March 31, 2002 and December 31, 2001, (2) the results of operations for the three months ended March 31, 2002 and 2001, and (3) cash flows for the three months ended March 31, 2002 and 2001. Results for the three months ended March 31, 2002 are not necessarily indicative of the results, which will be realized for the year ending December 31, 2002. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2001.

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

2.  Earnings Per Share -

               RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
             TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)


                                                         For the Three Months Ended March 31, 2002
                                                      ----------------------------------------------
                                                          Loss           Shares          Per-Share
                                                       (Numerator)    (Denominator)        Amount
                                                      ------------    -------------     ------------
Basic EPS:
Loss available to common stockholders                 $(11,069,000)    92,227,213       $     (0.12)

Effect of Dilutive Securities:
Stock options and grants                                        --             --                --

Diluted EPS:
Loss available to common stockholders
       plus assumed conversions                       $(11,069,000)    92,227,213       $     (0.12)
                                                      ============     ==========       ===========



                                                        For the Three Months Ended March 31, 2001
                                                      ----------------------------------------------
                                                         Income          Shares          Per-Share
                                                       (Numerator)    (Denominator)        Amount
                                                      ------------    -------------     ------------
Basic EPS:
Income available to common stockholders               $  1,524,000     91,773,338              0.02

Effect of Dilutive Securities:
Stock options and grants                                        --      1,035,171                --

Diluted EPS:
Income available to common stockholders
       plus assumed conversions                       $  1,524,000     92,808,509              0.02
                                                      ============     ==========       ===========

2.  Earnings Per Share (continued) -

    The Company has outstanding $124,509,000 of 5.5% Convertible Subordinated Notes which are convertible into 8,090,254 shares of common stock at $15.39 per share. The notes have been outstanding since their issuance in July 1997 but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. For the three months ended March 31, 2002, options to purchase 8,463,810 shares of common stock at prices ranging from $2.25 to $12.1875, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the period. For the three months ended March 31, 2001, options to purchase 4,649,000 shares of common stock at prices ranging from $6.125 to $12.1875 were outstanding but not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares for the quarter.

3. Business Segments - The primary services the Company provides are as follows: U.S. drilling, international drilling and rental tools. Information regarding the Company's operations by industry segment for the three-months ended March 31, 2002 and 2001 is as follows (dollars in thousands):


                                                    Three Months Ended March 31,
                                                   -------------------------------
                                                      2002                 2001
                                                   ----------           ----------
Drilling and rental revenues:
    U.S. drilling                                  $   21,784           $   49,756
    International drilling                             62,330               51,421
    Rental tools                                       12,111               13,697
                                                   ----------           ----------
Total drilling and rental revenues                     96,225              114,874
                                                   ----------           ----------

Operating income (loss):
    U.S. drilling                                      (7,584)              10,896
    International drilling                             12,555                5,508
    Rental tools                                        3,497                6,076
                                                   ----------           ----------
Total operating income by segment(1)                    8,468               22,480

Net construction contract operating income              1,254                   --

General and administrative expense                     (6,913)              (4,871)
                                                   ----------           ----------

Total operating income                                  2,809               17,609

Interest expense                                      (12,460)             (13,522)
Other income - net                                      1,133                2,395
                                                   ----------           ----------

Income (loss) before income taxes                  $   (8,518)          $    6,482
                                                   ==========           ==========


    (1) Operating income by segment is calculated by excluding net construction contract operating income and general and administrative expense from operating income, as reported in the consolidated condensed statements of operations.

4. Construction Contract - The Company historically only constructed drilling rigs for its own use. At the request of one of its significant customers, the Company entered into a contract to design, construct and mobilize a specialized drilling rig to drill extended reach wells to offshore targets from a land-based location on Sakhalin Island, Russia for an international consortium of oil and gas companies. The Company also entered into a contract to subsequently operate the rig on behalf of the consortium. After consultation with its outside auditors the Company determined that GAAP requires that revenues received and costs incurred related to this contract should be accounted for and reported on a gross basis and income for the related fees should be recognized on a percentage of completion basis. Because this contract is not a part of the Company's historical or normal operations, the revenues and costs related to this contract have been shown as a separate component in the statement of operations.

5. Legal Proceeding - Two subsidiaries of Parker Drilling Company ("Subsidiaries") were named defendants in a lawsuit, Verdin vs. R & B Falcon Drilling USA, Inc., et. al., Civil Action No. G-00-488, in the U.S. District Court for the Southern District of Texas, Houston Division. The plaintiff is a former employee of a drilling contractor engaged in offshore drilling operations in the Gulf of Mexico. The defendants are various drilling contractors, including the Subsidiaries, who conduct drilling operations in the Gulf of Mexico. Plaintiff alleged that the defendants violated federal and state antitrust laws by agreeing with each other to depress wages and benefits paid to employees working for said defendants.

    Plaintiff sought to bring this case as a "class action", i.e., on behalf of himself and a proposed class of other similarly situated employees of the defendants that have allegedly suffered similar damages from the alleged actions of defendants. The Subsidiaries and certain of the other defendants entered into a stipulation of settlement with the plaintiff, pursuant to which the subsidiaries will pay $625,000 for a full and complete release of all claims brought in the case. The Court issued its final approval of the settlement on April 18, 2002. The settlement amount and related fees were accrued during the third quarter 2001 and are payable within thirty days of the settlement date.

6. Contingency - On July 6, 2001, the Ministry of State Revenues of Kazakhstan ("MSR") issued an Act of Audit to the Kazakhstan branch ("PKD Kazakhstan") of Parker Drilling Company International Limited ("PDCIL"), a wholly owned subsidiary of the Company, assessing additional taxes in the amount of approximately $29.0 million for the years 1998-2000. The assessment consisted primarily of adjustments in corporate income tax based on a determination by the Kazakhstan tax authorities that payments by Offshore Kazakhstan International Operating Company, ("OKIOC"), to PDCIL of $99.0 million, in reimbursement of costs for modifications to Rig 257, performed by PDCIL prior to the importation of the drilling rig into Kazakhstan, where it is currently working under contract to OKIOC, are income to PKD Kazakhstan, and therefore, taxable to PKD Kazakhstan. PKD Kazakhstan filed an Act of Non-Agreement that such reimbursements should not be taxable and requested that the Act of Audit be revised accordingly. In November 2001, the MSR rejected PKD Kazakhstan's Act of Non-Agreement, prompting PKD Kazakhstan to seek judicial review of the assessment. On December 28, 2001, the Astana City Court issued a judgment in favor of PKD Kazakhstan, finding that the reimbursements to PDCIL were not income to PKD Kazakhstan and not otherwise subject to tax based on the U.S.-Kazakhstan Tax Treaty. The MSR appealed the decision of the Astana City Court to the Supreme Court, which recently confirmed the decision of the Astana City Court that the reimbursements were not income to PKD Kazakhstan. Although the court agreed with the MSR's position on certain minor issues, no additional taxes will be payable as a result of this assessment. The MSR has up to one year to appeal this decision to a special panel of the Supreme Court of Kazakhstan.

7. Recent Accounting Pronouncements - In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", became effective and as a result, the Company ceased to amortize $189.1 million of goodwill. The Company had recorded $7.4 million of goodwill amortization in 2001 and would have recorded $7.4 million of goodwill amortization during 2002. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter.

    The Company is currently reviewing its operations and has identified the reporting units, including identification of the related operating assets, goodwill, and liabilities. The Company will estimate the fair value of the reporting units, deduct the estimated fair value of the tangible net assets and compare the residual to the recorded goodwill attributable to the reporting unit to determine if the recorded goodwill has been impaired. The Company expects to complete the initial review during the second quarter of 2002.

    The following is a summary of net income and earnings per share for the three months ended March 31, 2001 as adjusted to remove the amortization of goodwill (dollars in thousands, except per share amounts):

    Net income - as reported                                      $     1,524
    Goodwill amortization                                               1,870
    Income tax impact(1)                                                 (283)
                                                                  -----------
    Net income - as adjusted                                      $     3,111
                                                                  ===========

    Basic earnings per share:
    Net income - as reported                                      $      0.02
    Goodwill amortization                                                0.02
    Income tax impact(1)                                                (0.01)
                                                                  -----------
    Net income - as adjusted                                      $      0.03
                                                                  ===========

    Diluted earnings per share:
    Net income - as reported                                      $      0.02
    Goodwill amortization                                                0.02
    Income tax impact(1)                                                (0.01)
                                                                  -----------
    Net income - as adjusted                                      $      0.03
                                                                  ===========

    (1) Certain goodwill amounts are non-deductible for tax purposes; therefore, the income tax impact reflects only the deductible goodwill amortization.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS effective January 2003. The Company does not believe the adoption of SFAS No. 143 will have a material impact on its financial position or results of operations. In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 and amends Accounting Principles Board ("APB") No. 30 for the accounting and reporting for discontinued operations as it relates to long-lived assets. SFAS No. 144 became effective January 2002.

    The Company has adopted the provisions of SFAS No. 144 and there was no resulting impact on its financial position or results of operations.

8. Derivative Financial Instruments - The Company is exposed to interest rate risk from its fixed-rate debt. The Company has hedged against the risk of changes in fair value associated with its $450.0 million 9.75% Senior Notes by entering into three fixed-to-variable interest rate swap agreements with a total notional amount of $150.0 million. The Company assumes no ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt and no net gain or loss is recognized in earnings. At March 31, 2002, the Company recorded derivative liabilities of $1.7 million with an offsetting amount recorded as a reduction in the carrying value of the related debt instrument. Also, during the first quarter of 2002, the interest rate swap reduced interest expense by $1.1 million.

9. Subsequent Events - On May 2, 2002, the Company announced it had successfully completed the exchange of $235.6 million in principal amount of new 10.125% Senior Notes due 2009 ("New Notes") for a like amount of its 9.75% Senior Notes due 2006 ("Outstanding Notes"), pursuant to an Offering Circular dated April 1, 2002 (the "Exchange Offer"). The consummation of the Exchange Offer was effected without registration, in reliance on the registration exemption provided by Section 4(2) of the Securities Act of 1933, as amended, which applies to offers and sales of securities that do not involve a public offering, and Regulation D promulgated under that act to a limited number of existing holders of the Outstanding Notes that are institutional accredited investors. The Company has agreed to file a registration statement with respect to an offer to exchange the New Notes for notes of the Company having substantially identical terms in all material respects as the New Notes (the "Exchange Notes"), within 60 days after the date of original issuance of the New Notes. The New Notes and Exchange Notes will be governed by the terms of the indenture executed by the Company, the Subsidiary Guarantors and the trustee dated May 2, 2002, the terms of which are substantially in accordance with the terms of the 1998 Indenture, as amended by the Fourth Supplemental Indenture, as described below.

    In connection with the Exchange Offer, the Company solicited consents to certain amendments to the definitions and covenants in the indenture under which the Outstanding Notes were issued, which all participants in the Exchange Offer were deemed to have accepted. As a result of the participation in the Exchange Offer of more than 50% of the holders of the Outstanding Notes, the amendments to the 1998 Indenture were agreed, and which amendments have been effected by the execution of the Fourth Supplemental Indenture by the Company, the Subsidiary Guarantors and the trustee filed herewith (as amended, the "1998 Indenture"). As a result of the Exchange Offer, the Company incurred fees of approximately $3.5 million, which will be expensed in the second quarter of 2002.

         Report of Independent Accountants


To the Board of Directors and Shareholders
Parker Drilling Company

         We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of March 31, 2002 and the related consolidated condensed statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report, dated January 29, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                       /s/ PricewaterhouseCoopers LLP
                                       -------------------------------
                                       PricewaterhouseCoopers LLP


Tulsa, Oklahoma
April 22, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements may be made in this document, or may be "incorporated by reference," which means the statements are contained in other documents filed by the Company with the Securities and Exchange Commission. All statements included in this document, other than statements of historical facts, that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future are "forward-looking statements," including without limitation:

         *future operating results,

         *future rig utilization, dayrates and rental tool activity,

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

         *adverse environmental events,

         *adverse weather conditions,

         *changes in concentration of customer and supplier relationships,

         *unexpected cost increases for upgrade and refurbishment projects,

         *changes in competition, and

         *other similar factors (some of which are discussed in documents referred to in this Form 10-Q).

         Because the forward-looking statements are subject to risks and uncertainties, the actual results of operations and actions taken by the Company may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties are referenced in connection with forward-looking statements that are included from time to time in this document. Each forward-looking statement speaks only as of the date of this Form 10-Q, and the Company undertakes no obligation to publicly update or revise any forward-looking statement.

INTRODUCTION AND OUTLOOK
------------------------

         The $11.1 million loss recognized for the three months ended March 31, 2002 reflects the continued weakness in the Gulf of Mexico market which began to soften at the end of the third quarter of 2001 due primarily to a reduction in drilling activity by operators in response to declining demand and prices for natural gas. The decline in demand is attributed to the economic recession in the United States. This reduction in drilling activity was particularly significant in regards to the seven jackup rigs. The jackup rigs average dayrate and utilization for the first quarter of 2002 was $17,300 and 53%, respectively, as compared to $31,700 and 93% for the first quarter of 2001. The barge rigs utilization decreased from 82% during the first quarter of 2001 to 43% during the first quarter of 2002. The weakness in the Gulf of Mexico market was somewhat offset by increased utilization of international land rigs. Since the first quarter of 2001, four additional land rigs have begun working primarily in Kazakhstan, Russia, and Indonesia.

         In the Company's first quarter conference call with investors, management stated that the level of revenues that the Company will generate in 2002 would be in a range between $425.0 million and $480.0 million depending to a large extent on the pace of recovery in drilling activity and dayrates in the Gulf of Mexico market. Based on the current trend, management believes that utilization of the Company's Gulf of Mexico fleet will show a modest increase in the second quarter and larger increases in the second half of the year. Significant increases in the barge and jackup dayrates will not occur until utilization reaches higher levels. International utilization and dayrates are projected to increase slightly for the remainder of 2002, in spite of two Nigerian barge rigs projected to be down for American Bureau of Shipping ("ABS") inspection modifications and repairs during the second quarter of 2002.

Three Months Ended March 31, 2002 Compared with Three Months Ended
March 31, 2001
------------------------------------------------------------------

         The Company recorded a net loss of $11.1 million for the three months ended March 31, 2002 compared to net income of $1.5 million recorded for the three months ended March 31, 2001. The net loss in the first quarter of 2002 is reflective of lower utilization and dayrates principally in the U.S. Gulf Coast drilling operations and reduced revenues in the Company's rental tool operations that began in the fourth quarter of 2001.


                                                 Three Months Ended March 31,
                                        -----------------------------------------------
                                                2002                         2001
                                        -----------------           -------------------
Drilling and rental revenues:                       (Dollars in Thousands)
    U.S. drilling                       $ 21,784       23%          $ 49,756        43%
    International drilling                62,330       64%            51,421        45%
    Rental tools                          12,111       13%            13,697        12%
                                        --------      ---           --------       ---
Total drilling and rental revenues      $ 96,225      100%          $114,874       100%
                                        ========      ===           ========       ===

---------------------

         The Company's drilling and rental revenues decreased $18.7 million to $96.2 million in the current quarter as compared to the first quarter of 2001. U.S. drilling revenues decreased $28.0 million due to declining dayrates and utilization in the Company's Gulf Coast drilling operations. Total barge rig revenues decreased $12.6 million in the current quarter, as a result of a 39% decrease in utilization as compared to the first quarter of 2001. Jackup rig revenues decreased $12.7 million in the current quarter as compared to the first quarter of 2001 due to a 45% decrease in dayrates and a 40% decrease in utilization. Platform rig utilization and dayrates decreased 34% and 39%, respectively, resulting in a $2.6 million decrease in revenues.

         International drilling revenues increased $10.9 million to $62.3 million in the current quarter as compared to the first quarter of 2001. International land drilling revenues increased $8.4 million while international offshore drilling revenues increased $2.5 million. Primarily responsible for the improvement in international land drilling revenues was increased rig activity in the CIS region that includes Kazakhstan and Russia resulting in additional revenues of $6.4 million. Land drilling revenues increased $4.2 million in the Asia Pacific region primarily attributed to increased utilization in Papua New Guinea and New Zealand. Revenues declined $2.2 million in Latin America. Increased revenues in Colombia and Ecuador were offset by decreased utilization in Bolivia.

         The increase of $2.5 million in international offshore drilling revenues was due primarily to the four barge rigs in Nigeria being on full dayrates with an average utilization of 97% for the first quarter of 2002. During the first quarter of 2001, Barge Rig 72 was down due to ABS inspections for approximately six weeks resulting in decreased revenues of approximately $1.9 million for the first quarter of 2001.

         Rental tool revenues decreased $1.6 million as Quail Tools reported revenues in the current quarter of $12.1 million. Quail Tools was negatively impacted by the reduced drilling activity in the Gulf Coast and in the U.S. land drilling market. Revenues decreased $0.3 million from the New Iberia, Louisiana operations, $1.1 million from the Victoria, Texas operations and $0.2 million from the Odessa, Texas operations.



                                                       Three Months Ended March 31,
                                           --------------------------------------------------
                                                    2002                          2001
                                           ---------------------          -------------------
Drilling and rental profit margin:                         (Dollars in Thousands)
    U.S. drilling                          $  2,459          11%          $22,141         44%
    International drilling                   23,106          37%           14,263         28%
    Rental tools                              6,502          54%            8,954         65%
                                           --------                       -------
Total drilling and rental profit margin      32,067          33%           45,358         39%
                                           --------                       -------

    Depreciation and amortization           (23,599)                      (22,878)
    Net construction contract
      operating income                        1,254                            --
    General and administration               (6,913)                       (4,871)
                                           --------                       -------
Total operating income                     $  2,809                       $17,609
                                           ========                       =======

(Drilling and rental profit margin - drilling and rental revenues less direct drilling and rental operating expenses; drilling and rental profit margin percentages - drilling and rental profit margin as a percent of drilling and rental revenues.)

---------------------

         Drilling and rental profit margin of $32.1 million in the current quarter reflected a decrease of $13.3 million from the first quarter of 2001. In the U.S. drilling market, profit margin decreased $19.7 million. U.S. profit margin was negatively impacted during the current quarter by lower utilization and dayrates in the Gulf of Mexico from the jackup rigs and decreased utilization from the barge rigs as previously discussed. Average dayrates for the jackup rigs decreased approximately 45% in the current quarter when compared to the first quarter of 2001. The increase in barge rig labor (rate change in April 2001), and insurance rates for the jackup and barge rigs contributed to the decline in profit margin for the first quarter of 2002.

         International drilling profit margin increased $8.8 million in the current quarter as compared to the first quarter of 2001. International land drilling profit margin increased $7.7 million to $16.1 million during the current quarter due primarily to increased utilization in the Company's land drilling operations as previously discussed. The international offshore drilling profit margin increased $1.1 million to $7.0 million in the current quarter. This increase is primarily attributed to the ABS inspection and repairs in the first quarter of 2001 for a barge rig in Nigeria as previously mentioned.

         Rental tool profit margin decreased $2.4 million to $6.5 million during the current quarter as compared to the first quarter of 2001. Profit margin percentage decreased to 54% during the current quarter as compared to 65% for the first quarter of 2001 due to increasing costs in conjunction with the decrease in revenues. The increase in operating expenses during the first quarter of 2002 is primarily attributed to two factors: (1) wage and salary market increases during the third quarter of 2001, and (2) increased inspection and cleaning costs of rental tools.

         Depreciation and amortization expense increased $0.7 million to $23.6 million in the current quarter. Depreciation expense increased due to capital additions, principally from two newly built land rigs and major rig upgrades during 2001.

         During the first quarter of 2002 the Company announced two new contracts to build and operate a rig to drill extended reach wells to offshore targets from a land-based location on Sakhalin Island, Russia for an international consortium. A subsidiary of the Company is currently designing and building the rig. The revenue and expense for the project are recognized as construction contract revenue and expense, with the engineering fee calculated on a percentage of completion basis.

         General and Administrative expense increased $2.0 million to $6.9 million in the current quarter as compared to the first quarter of 2001. This increase is primarily attributed to increased rent expense for the new corporate office in Houston and the new office in Tulsa, unscheduled maintenance on the former corporate headquarters in Tulsa, currently held for sale, and legal and professional fees.

         Interest expense decreased $1.1 million due primarily to lower interest rates associated with the three $50.0 million swap agreements signed in December 2001 and January 2002.

         Income tax expense consists of foreign tax expense of $7.8 million and a deferred tax benefit of $5.2 million. Foreign taxes increased $5.0 million due primarily to $3.1 in additional taxes paid in Colombia, some of which was attributable to prior years. The remainder of the increase is due to increased international drilling activity resulting in increased taxes during the first quarter of 2002 primarily in Kazakhstan and the Asia Pacific region. The deferred tax benefit was recognized due to the loss generated during the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         As of March 31, 2002, the Company had cash, cash equivalents and other short-term investments of $60.9 million, an increase of $0.5 million from December 31, 2001. The primary sources of cash for the three-month period as reflected on the Consolidated Condensed Statement of Cash Flows were $12.2 million provided by operating activities and $2.3 million from the disposition of equipment.

         The primary uses of cash for the three-month period ended March 31, 2002 were $12.7 million for capital expenditures and $1.2 million for repayment of debt. Major projects during the current three-month period included expenditures on Rig 228 scheduled to begin work in Peru and completion of spending on two rigs in the CIS region.

         The Company has total long-term debt, including the current portion, of $589.2 million at March 31, 2002. The Company has a $50.0 million revolving credit facility with a group of banks led by Bank of America. This facility is available for working capital requirements, general corporate purposes and to support letters of credit. The revolver is collateralized by accounts receivable, inventory and certain barge rigs located in the Gulf of Mexico. The facility contains customary affirmative and negative covenants. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80 percent of eligible receivables plus 50 percent of supplies in inventory. Currently, the borrowing base is $46.4 million, of which none has been drawn down, and $16.2 million in letters of credit have been issued. The revolver terminates on October 22, 2003.

         See Note 9 of the Notes to Unaudited Consolidated Condensed Financial Statements for information regarding the Company's Exchange Offer which was completed May 2, 2002.

         The Company anticipates that working capital needs and funds required for capital spending in 2002 will be met from existing cash, other short-term investments and cash provided by operations. The Company anticipates cash requirements for capital spending will be approximately $50.0 million in 2002. Should new opportunities requiring additional capital arise, the Company may utilize the revolving credit facility. In addition, the Company may seek project financing or equity participation from outside alliance partners or customers. The Company cannot predict whether such financing or equity participation would be available on terms acceptable to the Company.

         The Company is exposed to interest rate risk from its fixed-rate debt. The Company has hedged against the risk of changes in the fair value associated with its $450.0 million 9.75% Senior Notes by entering into three fixed-to-variable interest rate swap agreements with a total notional amount of $150.0 million. The Company assumes no ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS No. 133 or fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt and no net gain or loss is recognized in earnings. At March 31, 2002, the Company recorded derivative liabilities of $1.7 million with an offsetting amount recorded as a reduction in the carrying value of the related debt instrument. During the first quarter of 2002, the interest rate swap reduced interest expense by $1.1 million.

OTHER MATTERS
-------------

Recent Accounting Pronouncements
--------------------------------

         In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets", became effective and as a result, the Company ceased to amortize $189.1 million of goodwill. The Company had recorded $7.4 million of goodwill amortization in 2001 and would have recorded $7.4 million of goodwill amortization during 2002. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter.

         The Company is currently reviewing its operations and has identified the reporting units, including identification of the related operating assets, goodwill, and liabilities. The Company will estimate the fair value of the reporting units, deduct the estimated fair value of the tangible net assets and compare the residual to the recorded goodwill attributable to the reporting unit to determine if the recorded goodwill has been impaired. The Company expects to complete the initial review during the second quarter of 2002.

         In June 2001, FASB issued SFAS No. 143. SFAS No. 143, "Accounting for Asset Retirement Obligations", requires the capitalization and accrual of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 will be effective January 2003. The Company does not believe the adoption of SFAS No. 143 will have a material impact on its financial position or results of operations. In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 and amends APB No. 30 for the accounting and reporting for discontinued operations as it relates to long-lived assets. SFAS No. 144 became effective January 2002.

         The Company has adopted the provisions of SFAS No. 144 and there was no resulting impact on its financial position or results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
------------------

         In December 2001 the Company began to utilize hedging strategies to manage fixed-rate interest exposure by entering into one swap agreement. In January 2002, the Company entered into two additional swap agreements. The terms of the swap agreements are as follows:


           Months                       Notional Amount        Fixed Rate            Floating Rate
-----------------------------           ---------------        ----------        -----------------------
                                    (Dollars in Thousands)
December 2001 - November 2006             $  50,000               9.75%          Three-month LIBOR
                                                                                   plus 446 basis points
January 2002 - November 2006              $  50,000               9.75%          Three-month LIBOR
                                                                                   plus 475 basis points
January 2002 - November 2006              $  50,000               9.75%          Three-month LIBOR
                                                                                   plus 482 basis points

         If the floating rate is less than the fixed rate, the counter party will pay the Company accordingly. If the floating rate exceeds the fixed rate, the Company will pay the counter party. The fair values of the swap agreements at March 31, 2002 were $1.7 million. The change in the fair values of the swap agreements will be offset by the change in the fair value of the related debt.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Two subsidiaries of Parker Drilling Company ("Subsidiaries") were named defendants in a lawsuit, Verdin vs. R & B Falcon Drilling USA, Inc., et. al., Civil Action No. G-00-488, in the U.S. District Court for the Southern District of Texas, Houston Division. The plaintiff is a former employee of a drilling contractor engaged in offshore drilling operations in the Gulf of Mexico. The defendants are various drilling contractors, including the Subsidiaries, who conduct drilling operations in the Gulf of Mexico. Plaintiff alleged that the defendants violated federal and state antitrust laws by agreeing with each other to depress wages and benefits paid to employees working for said defendants.

         Plaintiff sought to bring this case as a "class action", i.e., on behalf of himself and a proposed class of other similarly situated employees of the defendants that have allegedly suffered similar damages from the alleged actions of defendants. The Subsidiaries and certain of the other defendants entered into a stipulation of settlement with the plaintiff, pursuant to which the subsidiaries will pay $625,000 for a full and complete release of all claims brought in the case. The Court issued its final approval of the settlement on April 18, 2002. The settlement amount and related fees were accrued during the third quarter 2001 and are payable within thirty days of the settlement date.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 2, 2002 the Company announced it had successfully completed the exchange of $235.6 million in principal amount of new 10.125% Senior Notes due 2009 ("New Notes") for a like amount of its 9.75% Senior Notes due 2006 ("Outstanding Notes"), pursuant to an Offering Circular dated April 1, 2002 (the "Exchange Offer"). The consummation of the Exchange Offer was effected without registration, in reliance on the registration exemption provided by Section 4(2) of the Securities Act of 1933, as amended, which applies to offers and sales of securities that do not involve a public offering, and Regulation D promulgated under that act to a limited number of existing holders of the Outstanding Notes that are institutional accredited investors. The Company has agreed to file a registration statement with respect to an offer to exchange the New Notes for notes of the Company having substantially identical terms in all material respects as the New Notes (the "Exchange Notes"), within 60 days after the date of original issuance of the New Notes. The New Notes and Exchange Notes will be governed by the terms of the indenture executed by the Company, the Subsidiary Guarantors and the trustee dated May 2, 2002, the terms of which are substantially in accordance with the terms of the 1998 Indenture, as amended by the Fourth Supplemental Indenture, as described below.

         In connection with the Exchange Offer, the Company solicited consents to certain amendments to the definitions and covenants in the indenture under which the Outstanding Notes were issued, to which all participants in the Exchange Offer were deemed to have accepted. As a result of the participation in the Exchange Offer of more than 50% of the holders of the Outstanding Notes, the amendments to the 1998 Indenture were agreed, and which amendments have been effected by the execution of the Fourth Supplemental Indenture by the Company, the Subsidiary Guarantors and the trustee filed herewith (as amended, the "1998 Indenture").

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES OR DIVIDEND ARREARAGES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held on April 25, 2002 there were represented in person or by proxy 79,012,601 shares out of 92,238,473 entitled to vote as of the record date, constituting a quorum. The two matters voted upon at the Annual Meeting were:

         Election of Directors: The Stockholders elected three class III directors to the board of directors of Parker Drilling Company to serve for a three-year term, until 2005:


                  Robert L. Parker
                  Votes cast in favor:          75,057,240
                  Votes withheld:                3,955,361

                  Robert L. Parker Jr
                  Votes cast in favor:          75,034,292
                  Votes withheld:                3,978,309

                  Simon G. Kukes
                  Votes cast in favor:          69,109,836
                  Votes withheld:                9,902,765

         Election of independent accountants: PricewaterhouseCoopers LLP was approved as the independent accountants for 2002 with:


                  Votes cast in favor:          77,769,036
                  Votes withheld:                1,243,565


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               The following exhibits are filed as a part of this report:

   Exhibit
   Number                               Description
   -------                              -----------

      4.1 Third Supplemental Indenture dated as of April 30, 2002, among the Company, as Issuer, certain Subsidiary Guarantors (as defined therein) and JPMorgan Chase Bank, as Trustee, respecting 9 3/4% Senior Notes Due 2006, Series D

      4.2 Fourth Supplemental Indenture dated as of May 2, 2002, among the Company, as Issuer, certain Subsidiary Guarantors (as defined therein) and JPMorgan Chase Bank, as Trustee, respecting 9 3/4% Senior Notes Due 2006, Series D

     15        Letter re Unaudited Interim Financial Information


         (b)   Reports on Form 8-K:

               The Company filed a Form 8-K on April 1, 2002 announcing that the Supreme Court of Kazakhstan ruled in favor of a subsidiary of the Company on all significant issues which were the basis of an additional tax assessment of $29.0 million.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Parker Drilling Company

                                                Registrant


Date:  May 15, 2002


                                          By: /s/ James J. Davis
                                             ----------------------------------
                                             James J. Davis
                                             Senior Vice President-Finance and
                                             Chief Financial Officer



                                          By: /s/ W. Kirk Brassfield
                                             ----------------------------------
                                             W. Kirk Brassfield
                                             Vice President and Controller

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                              DESCRIPTION
-------                              -----------
  4.1      Third Supplemental Indenture dated as of April 30, 2002, among the Company, as Issuer, certain Subsidiary Guarantors (as
           defined therein) and JPMorgan Chase Bank, as Trustee,
           respecting 9 3/4% Senior Notes Due 2006, Series D

  4.2 Fourth Supplemental Indenture dated as of May 2, 2002, among the Company, as Issuer, certain Subsidiary Guarantors (as defined therein) and JPMorgan Chase Bank, as Trustee, respecting 9 3/4% Senior Notes Due 2006, Series D

 15        Letter re Unaudited Interim Financial Information
