Form 10-Q
period 2002-06-30
PARKER DRILLING CO /DE/
filed 2002-08-14
CIK 76321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

    [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

         As of July 31, 2002, 92,443,962 common shares were outstanding.

                             PARKER DRILLING COMPANY

                                      INDEX

                                                                                               Page No.
Part I.        Financial Information                                                              2

               Item 1.  Financial Statements                                                      2

               Consolidated Condensed Balance Sheets (Unaudited)
               June 30, 2002 and December 31, 2001                                                2

               Consolidated Condensed Statements of Operations (Unaudited)
               Three and Six Months Ended June 30, 2002 and 2001                                  3

               Consolidated Condensed Statements of Cash Flows (Unaudited)
               Six Months Ended June 30, 2002 and 2001                                            4

               Notes to Unaudited Consolidated Condensed
               Financial Statements                                                              5-11

               Report of Independent Accountants                                                  12

               Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                              13-21

               Item 3. Quantitative and Qualitative Disclosures about Market Risk                 22

Part II.       Other Information                                                                  23

               Item 1.  Legal Proceedings                                                         23

               Item 2.  Changes in Securities and Use of Proceeds                                 23

               Item 3.  Defaults Upon Senior Securities or Dividend Arrearages                    23

               Item 4.  Submission of Matters to a Vote of  Security Holders                      23

               Item 5.  Other Information                                                         23

               Item 6.  Exhibits and Reports on Form 8-K                                          24

               Signatures                                                                         25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                          June 30,        December 31,
                                                                            2002              2001
                                                                        ------------      ------------
                                ASSETS
Current Assets:
     Cash and cash equivalents                                          $     23,380      $     60,400
     Other short-term investments                                                 12                12
     Accounts and notes receivable, net                                       87,283            99,874
     Rig materials and supplies                                               15,452            22,200
     Other current assets                                                     36,624             8,966
                                                                        ------------      ------------
               Total current assets                                          162,751           191,452
                                                                        ------------      ------------

Property, plant and equipment less
     accumulated depreciation and amortization of $561,535
     at June 30, 2002 and $520,645 at December 31, 2001                      674,689           695,529

Goodwill, net of accumulated amortization of $108,412 at
     June 30, 2002 and  $35,265 at December 31, 2001                         115,983           189,127

Other noncurrent assets                                                       36,569            29,669
                                                                        ------------      ------------

                    Total assets                                        $    989,992      $  1,105,777
                                                                        ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                                  $      5,260      $      5,007
     Accounts payable and accrued liabilities                                 60,153            71,673
     Accrued income taxes                                                      6,455             7,054
                                                                        ------------      ------------
               Total current liabilities                                      71,868            83,734
                                                                        ------------      ------------

Long-term debt                                                               586,168           587,165
Deferred income tax                                                            7,363            16,152
Other long-term liabilities                                                    6,705             6,583
Contingencies (Note 8)

Stockholders' equity:
     Common stock                                                             15,407            15,342
     Capital in excess of par value                                          434,239           432,845
     Accumulated other comprehensive income - net unrealized
          gain on investments available for sale (net of taxes $220
          at June 30, 2002 and $227 at December 31, 2001)                        391               403
     Accumulated deficit                                                    (132,149)          (36,447)
                                                                        ------------      ------------
               Total stockholders' equity                                    317,888           412,143
                                                                        ------------      ------------

                    Total liabilities and stockholders' equity          $    989,992      $  1,105,777
                                                                        ============      ============

      See accompanying notes to unaudited consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                         Three Months Ended June 30,           Six Months Ended June 30,
                                                        ------------------------------      ------------------------------
                                                            2002              2001              2002              2001
                                                        ------------      ------------      ------------      ------------
Drilling and rental revenues:
     U.S. drilling                                      $     27,836      $     55,487      $     49,620      $    105,243
     International drilling                                   56,735            59,261           119,065           110,682
     Rental tools                                             13,243            18,167            25,354            31,864
                                                        ------------      ------------      ------------      ------------
Total drilling and rental revenues                            97,814           132,915           194,039           247,789
                                                        ------------      ------------      ------------      ------------

Drilling and rental operating expenses:
     U.S. drilling                                            22,358            28,803            41,683            56,418
     International drilling                                   38,686            40,485            77,910            77,643
     Rental tools                                              5,786             6,077            11,395            10,820
     Depreciation and amortization                            24,384            24,217            47,983            47,095
                                                        ------------      ------------      ------------      ------------
Total drilling and rental operating expenses                  91,214            99,582           178,971           191,976
                                                        ------------      ------------      ------------      ------------

Drilling and rental operating income                           6,600            33,333            15,068            55,813
                                                        ------------      ------------      ------------      ------------

Construction contract revenue                                 47,011                --            64,663                --
Construction contract expense                                 47,011                --            63,409                --
                                                        ------------      ------------      ------------      ------------

Net construction contract operating income (Note 4)               --                --             1,254                --
                                                        ------------      ------------      ------------      ------------

General and administrative expense                             5,573             5,009            12,486             9,880
Reorganization expense                                            --             5,194                --             5,194
                                                        ------------      ------------      ------------      ------------

Total operating income                                         1,027            23,130             3,836            40,739
                                                        ------------      ------------      ------------      ------------

Other income and (expense):
     Interest expense                                        (12,633)          (13,768)          (25,093)          (27,290)
     Interest income                                             200               710               552             1,644
     Gain on disposition of assets                               609               375             1,532             1,450
     Other income (expense) - net                             (4,093)             (704)           (4,235)             (318)
                                                        ------------      ------------      ------------      ------------
Total other income and (expense)                             (15,917)          (13,387)          (27,244)          (24,514)
                                                        ------------      ------------      ------------      ------------

Income (loss) before income taxes and cumulative
     effect of change in accounting principle                (14,890)            9,743           (23,408)           16,225
Income tax expense (benefit):
     Current                                                   1,099             4,301             8,850             7,009
     Deferred                                                 (4,500)            2,750            (9,700)            5,000
                                                        ------------      ------------      ------------      ------------
Income tax expense (benefit)                                  (3,401)            7,051              (850)           12,009
                                                        ------------      ------------      ------------      ------------
Income (loss) before cumulative effect of change
     in accounting principle                                 (11,489)            2,692           (22,558)            4,216
Cumulative effect of change in accounting principle               --                --           (73,144)               --
                                                        ------------      ------------      ------------      ------------

Net income (loss)                                       $    (11,489)     $      2,692      $    (95,702)     $      4,216
                                                        ============      ============      ============      ============

Earnings (loss) per share - basic:
     Before cumulative effect of change in
         accounting principle                           $      (0.12)     $       0.03      $      (0.25)     $       0.05
     Cumulative effect of change in
         accounting principle                           $         --      $         --      $      (0.79)     $         --
     Net income (loss)                                  $      (0.12)     $       0.03      $      (1.04)     $       0.05

Earnings (loss) per share - diluted:
     Before cumulative effect of change in
          accounting principle                          $      (0.12)     $       0.03      $      (0.25)     $       0.05
     Cumulative effect of change in
          accounting principle                          $         --      $         --      $      (0.79)     $         --
     Net income (loss)                                  $      (0.12)     $       0.03      $      (1.04)     $       0.05

Number of common shares used in computing
          earnings per share:
     Basic                                                92,356,482        91,972,728        92,292,205        91,873,315
     Diluted                                              92,356,482        93,200,815        92,292,205        92,993,265

      See accompanying notes to unaudited consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                  Six Months Ended June 30,
                                                                  --------------------------
                                                                     2002            2001
                                                                  ----------      ----------
Cash flows from operating activities:
     Net income (loss)                                            $  (95,702)     $    4,216
     Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
          Depreciation and amortization                               47,983          47,095
          Gain on disposition of assets                               (1,532)         (1,450)
          Cumulative effect of change in accounting principle         73,144              --
          Expenses not requiring cash                                  3,629           2,664
          Deferred income taxes                                       (9,700)          5,000
          Change in operating assets and liabilities                 (27,447)        (15,355)
                                                                  ----------      ----------

     Net cash (used in) provided by operating activities              (9,625)         42,170
                                                                  ----------      ----------

Cash flows from investing activities:
     Capital expenditures                                            (28,082)        (61,062)
     Proceeds from the sale of equipment                               3,306           3,728
     Purchase of short-term investments                                   --             (53)
                                                                  ----------      ----------

     Net cash used in investing activities                           (24,776)        (57,387)
                                                                  ----------      ----------

Cash flows from financing activities:
     Principal payments under debt obligations                        (2,619)         (2,427)
     Other                                                                --             555
                                                                  ----------      ----------

     Net cash used in financing activities                            (2,619)         (1,872)
                                                                  ----------      ----------

Net change in cash and cash equivalents                              (37,020)        (17,089)

Cash and cash equivalents at beginning of period                      60,400          62,480
                                                                  ----------      ----------

Cash and cash equivalents at end of period                        $   23,380      $   45,391
                                                                  ==========      ==========

Supplemental cash flow information:
     Interest paid                                                $   25,912      $   27,529
     Income taxes paid                                            $    9,449      $    9,938

Supplemental noncash investing activity:
     Net unrealized gain (loss) on investments available
          for sale (net of taxes $7 in 2002 and 2001)             $      (12)     $       12
     Change in fair value of interest rate swap                   $    2,079      $       --


      See accompanying notes to unaudited consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. General - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of
     (1) the financial position as of June 30, 2002 and December 31, 2001, (2) the results of operations for the three and six months ended June 30, 2002 and 2001, and (3) cash flows for the six months ended June 30, 2002 and 2001. Results for the six months ended June 30, 2002 are not necessarily indicative of the results, which will be realized for the year ending December 31, 2002. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2001.

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

2.   Earnings Per Share -

               RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
             TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                     For the Three Months Ended June 30, 2002
                                   --------------------------------------------
                                       Loss            Shares         Per-Share
                                   (Numerator)      (Denominator)       Amount
                                   ------------     -------------     ---------
Basic EPS:
Net loss                           $(11,489,000)       92,356,482     $   (0.12)

Effect of dilutive securities:
Stock options and grants                     --                --            --

Diluted EPS:
Net loss                           $(11,489,000)       92,356,482     $   (0.12)
                                   ============     =============     =========

               RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
             TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                               For the Six Months Ended June 30, 2002
                                            ---------------------------------------------
                                                Loss             Shares         Per-Share
                                            (Numerator)       (Denominator)      Amount
                                            ------------      -------------     ---------
Basic EPS:
Loss before cumulative effect of change
    in accounting principle                 $(22,558,000)        92,292,205     $   (0.25)
Cumulative effect of change in
    accounting principle                    $(73,144,000)        92,292,205     $   (0.79)
Net loss                                    $(95,702,000)        92,292,205     $   (1.04)

Effect of dilutive securities:
Stock options and grants                              --                 --            --

Diluted EPS:
Loss before cumulative effect of change
    in accounting principle                 $(22,558,000)        92,292,205     $   (0.25)
Cumulative effect of change in
    accounting principle                    $(73,144,000)        92,292,205     $   (0.79)
Net loss                                    $(95,702,000)        92,292,205     $   (1.04)
                                            ============      =============     =========


                                              For the Three Months Ended June 30, 2001
                                            ---------------------------------------------
                                              Income             Shares         Per-Share
                                            (Numerator)       (Denominator)       Amount
                                            -----------       -------------     ---------
Basic EPS:
Net income                                  $ 2,692,000          91,972,728     $    0.03

Effect of dilutive securities:
Stock options and grants                             --           1,228,087            --

Diluted EPS:
Net income                                  $ 2,692,000          93,200,815     $    0.03
                                            ===========       =============     =========


                                               For the Six Months Ended June 30, 2001
                                            ---------------------------------------------
                                              Income             Shares         Per-Share
                                            (Numerator)       (Denominator)       Amount
                                            -----------       -------------     ---------
Basic EPS:
Net income                                  $ 4,216,000          91,873,315     $    0.05

Effect of dilutive securities:
Stock options and grants                             --           1,119,950            --

Diluted EPS:
Net income                                  $ 4,216,000          92,993,265     $    0.05
                                            ===========       =============     =========

2.   Earnings Per Share (continued) -

     The Company has outstanding $124,509,000 of 5.5% Convertible Subordinated Notes which are convertible into 8,090,254 shares of common stock at $15.39 per share. The notes have been outstanding since their issuance in July 1997 but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. For the three and six months ended June 30, 2002, options to purchase 8,463,810 shares of common stock at prices ranging from $2.25 to $12.1875, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the periods. For the three and six months ended June 30, 2001 options to purchase 4,634,000 shares of common stock at prices ranging from $8.8750 to $12.1875 were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS during the periods.

3. Business Segments - The primary services the Company provides are as follows: U.S. drilling, international drilling and rental tools. Information regarding the Company's operations by industry segment for the three and six months ended June 30, 2002 and 2001 is as follows (dollars in thousands):

                                                Three Months Ended June 30,          Six Months Ended June 30,
                                               ------------------------------      ------------------------------
                                                   2002              2001              2002              2001
                                               ------------      ------------      ------------      ------------
Drilling and rental revenues:
       U.S. drilling                           $     27,836      $     55,487      $     49,620      $    105,243
       International drilling                        56,735            59,261           119,065           110,682
       Rental tools                                  13,243            18,167            25,354            31,864
                                               ------------      ------------      ------------      ------------
Total drilling and rental revenues                   97,814           132,915           194,039           247,789
                                               ------------      ------------      ------------      ------------

Operating income (loss):
       U.S. drilling                                 (4,978)           15,503           (12,562)           26,399
       International drilling                         7,084             8,792            19,639            14,300
       Rental tools                                   4,494             9,038             7,991            15,114
                                               ------------      ------------      ------------      ------------
Total operating income by segment(1)                  6,600            33,333            15,068            55,813

Net construction contract operating income               --                --             1,254                --

General and administrative expense                   (5,573)           (5,009)          (12,486)           (9,880)
Reorganization expense                                   --            (5,194)               --            (5,194)
                                               ------------      ------------      ------------      ------------

Total operating income                                1,027            23,130             3,836            40,739

Interest expense                                    (12,633)          (13,768)          (25,093)          (27,290)
Other income (expense) - net                         (3,284)              381            (2,151)            2,776
                                               ------------      ------------      ------------      ------------

Income (loss) before income taxes              $    (14,890)     $      9,743      $    (23,408)     $     16,225
                                               ============      ============      ============      ============

(1) Operating income by segment is calculated by excluding net construction contract operating income, general and administrative expense and reorganization expense from operating income, as reported in the consolidated condensed statements of operations.

4. Construction Contract - The Company has historically only constructed drilling rigs for its own use. At the request of one of its significant customers, the Company entered into a contract to design, construct and mobilize ("construction contract") a specialized drilling rig to drill extended reach wells to offshore targets from a land-based location on Sakhalin Island, Russia for an international consortium of oil and gas companies. The Company also entered into a contract to subsequently operate the rig on behalf of the consortium. Generally Accepted Accounting Principles ("GAAP") requires that revenues received and costs incurred related to the construction contract should be accounted for and reported on a gross basis and income for the related fees should be recognized on a percentage of completion basis. Because this contract is not a part of the Company's historical or normal operations, the revenues and costs related to this contract have been shown as a separate component in the statement of operations. Construction costs and funds received from the customer are accumulated and reported as part of other current assets. At June 30, 2002, a net receivable of $27.1 million (construction costs less progress payments) is included in other current assets.

5. Goodwill - Effective January 1, 2002, the Company adopted Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In accordance with this accounting principle, goodwill is no longer amortized but will be assessed for impairment on at least an annual basis.

     As an initial step in the implementation process, the Company identified four reporting units that would be tested for impairment. The four units qualify as reporting units in that they are one level below an operating segment, or an individual operating segment and discrete financial information exists for each unit. The four reporting units identified by segment are as follows:

          U.S. drilling segment:             Barge rigs
                                             Jackup and Platform rigs(1)

          International drilling segment:    Nigeria barge rigs


          Rental tools segment:              Rental tools business

          (1) The jackup and platform rigs were aggregated due to the similarities in the markets served.

     As required under the transitional accounting provisions of SFAS No. 142, the Company completed both steps required to identify and measure goodwill impairment at each reporting unit. The first step involved identifying all reporting units with carrying values (including goodwill) in excess of fair value, which was estimated by an independent business evaluation consultant using the present value of estimated future cash flows. The reporting units for which carrying value exceeded fair value were then measured for impairment by comparing the implied fair value of the reporting unit goodwill, determined in the same manner as in a business combination, with the carrying amount of goodwill. The jackup and platform rigs reporting unit was the only unit where impairment was identified. As a result, goodwill related to the jackup and platform rigs was impaired by $73.1 million and was recognized as a cumulative effect of a change in accounting principle retroactive to the first quarter. The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

     The following is a summary of net income and earnings per share as adjusted to remove the amortization of goodwill (dollars in thousands, except per share amounts):

                                Three Months Ended      Six Months Ended
                                  June 30, 2001           June 30, 2001
                                ------------------      ----------------
Net income - as reported        $            2,692      $          4,216
Goodwill amortization                        1,870                 3,741
Income tax impact(1)                          (283)                 (565)
                                ------------------      ----------------
Net income - as adjusted        $            4,279      $          7,392
                                ==================      ================

Basic earnings per share:
Net income - as reported        $             0.03      $           0.05
Goodwill amortization                         0.02                  0.04
Income tax impact(1)                            --                 (0.01)
                                ------------------      ----------------
Net income - as adjusted        $             0.05      $           0.08
                                ==================      ================

Diluted earnings per share:
Net income - as reported        $             0.03      $           0.05
Goodwill amortization                         0.02                  0.04
Income tax impact(1)                            --                 (0.01)
                                ------------------      ----------------
Net income - as adjusted        $             0.05      $           0.08
                                ==================      ================

     (1) Certain goodwill amounts are non-deductible for tax purposes; therefore, the income tax impact reflects only the deductible goodwill amortization.

     The following is a restatement of net loss and earnings per share as adjusted to reflect the cumulative effect of a change in accounting principle for the three months ended March 31, 2002 (dollars in thousands except per share amounts):


                                Three Months Ended      Earnings Per Share -
                                  March 31, 2002              Diluted
                                ------------------      --------------------
Net loss as reported            $          (11,069)     $              (0.12)

Cumulative effect of change
    in accounting principle                (73,144)                    (0.79)
                                ------------------      --------------------

Net loss as restated            $          (84,213)     $              (0.91)
                                ==================      ====================

     The changes in the carrying amount of goodwill by segment for the period ended June 30, 2002, are as follows (dollars in thousands):

                                  U.S.         International       Rental
                                Drilling         Drilling           Tools            Total
                              ------------     -------------     ------------     ------------
Balance - January 1, 2002     $    131,552     $      21,471     $     36,104     $    189,127

Loss on impairment                 (73,144)               --               --          (73,144)
                              ------------     -------------     ------------     ------------

Balance - June 30, 2002       $     58,408     $      21,471     $     36,104     $    115,983
                              ============     =============     ============     ============

6. Derivative Financial Instruments - The Company is exposed to interest rate risk from its fixed-rate debt. The Company has hedged against a portion of the risk of changes in fair value associated with its $214.2 million 9.75% Senior Notes by entering into three fixed-to-variable interest rate swap agreements with a total notional amount of $150.0 million. The Company assumes no ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt and no net gain or loss is recognized in earnings. At June 30, 2002, the Company recorded derivative assets of $2.1 million with an offsetting amount recorded as an increase in the carrying value of the related debt instrument. Also, during the six month period ended June 30, 2002, the interest rate swap reduced interest expense by $2.3 million.

     On July 24, 2002, the Company terminated all the interest rate swap agreements and received $3.5 million. A gain totaling $2.6 million will be recognized as a reduction to interest expense over the remaining term (ending November 2006) of the debt instrument.

7. Exchange Offer - On May 2, 2002, the Company announced it had successfully completed the exchange of $235.6 million in principal amount of new 10.125% Senior Notes due 2009 ("New Notes") for a like amount of its 9.75% Senior Notes due 2006 ("Outstanding Notes"), pursuant to an exchange offer described in the Offering Circular dated April 1, 2002 (the "Exchange Offer"). The consummation of the Exchange Offer was effected without registration, in reliance on the registration exemption provided by Section 4(2) of the Securities Act of 1933, as amended, which applies to offers and sales of securities that do not involve a public offering, and Regulation D promulgated under that act. The Exchange Offer was made to a limited number of existing holders of the Outstanding Notes that were institutional accredited investors. The Company relied on representations from such institutional accredited investors that the New Notes were acquired for investment and not with a view to the distribution thereof. On July 1, 2002, the Company filed a registration statement on Form S-4 offering to exchange the New Notes for notes of the Company having substantially identical terms in all material respects as the New Notes (the "Exchange Notes"). The New Notes and Exchange Notes will be governed by the terms of the indenture executed by the Company, the Subsidiary Guarantors and the trustee dated May 2, 2002, the terms of which are substantially the same as the terms of the 1998 Indenture, as amended by the Fourth Supplemental Indenture, as described below.

     In connection with the Exchange Offer, the Company solicited consents to certain amendments to the definitions and covenants in the indenture under which the Outstanding Notes were issued, which all participants in the Exchange Offer were deemed to have accepted. As a result of the participation in the Exchange Offer of more than 50% of the holders of the Outstanding Notes, the amendments to the 1998 Indenture were agreed, and which amendments have been effected by the execution of the Fourth Supplemental Indenture by the Company, the Subsidiary Guarantors and the trustee filed herewith (as amended, the "1998 Indenture"). As a result of the Exchange Offer, the Company incurred fees of approximately $3.6 million, which were expensed in the second quarter of 2002.

8. Contingency - On July 6, 2001, the Ministry of State Revenues of Kazakhstan ("MSR") issued an Act of Audit to the Kazakhstan branch ("PKD Kazakhstan") of Parker Drilling Company International Limited ("PDCIL"), wholly owned subsidiary of the Company, assessing additional taxes of approximately $29.0 million for the years 1998-2000. The assessment consisted primarily of adjustments in corporate income tax based on a determination by the Kazakhstan tax authorities that payments by Offshore Kazakhstan International Operating Company, ("OKIOC"), to PDCIL of $99.0 million, in reimbursement of costs for modifications to Rig 257, performed by PDCIL prior to the importation of the drilling rig into Kazakhstan, are income to PKD Kazakhstan, and therefore, taxable to PKD Kazakhstan. PKD Kazakhstan filed an Act of Non-Agreement that such reimbursements should not be taxable and requested that the Act of Audit be revised accordingly. In November 2001, the MSR rejected PKD Kazakhstan's Act of Non-Agreement, prompting PKD Kazakhstan to seek judicial review of the assessment. On December 28, 2001, the Astana City Court issued a judgment in favor of PKD Kazakhstan, finding that the reimbursements to PDCIL were not income to PKD Kazakhstan and not otherwise subject to tax based on the U.S.-Kazakhstan Tax Treaty. The MSR appealed the decision of the Astana City Court to the Supreme Court, which confirmed the decision of the Astana City Court that the reimbursements were not income to PKD Kazakhstan in March 2002. Although the court agreed with the MSR's position on certain minor issues, no additional taxes will be payable as a result of this assessment. The MSR has until March 2003 to appeal this decision to a special panel of the Supreme Court of Kazakhstan.

9. Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires the capitalization and accrual of the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. SFAS No. 143 will be effective January 2003. The Company does not believe the adoption of SFAS No. 143 will have a material impact on its financial position or results of operations.

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 and amends Accounting Principles Board ("APB") No. 30 for the accounting and reporting for discontinued operations as it relates to long-lived assets. SFAS No. 144 became effective January 2002. The Company has adopted the provisions of SFAS No. 144 and there was no resulting impact on its financial position or results of operations.

     In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statements SFAS No. 4, SFAS No. 44, and SFAS No. 64, Amendment of FASB Statement SFAS No. 13, and Technical Corrections." SFAS No. 145 is effective for the fiscal years beginning after May 15, 2002. The Company has not yet adopted SFAS No. 145 nor has it determined the effect of the adoption on the financial position or results of operations.

     In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not yet adopted SFAS No. 146 nor determined the effect of the adoption of SFAS No. 146 on the Company's financial position or results of operations.

Report of Independent Accountants



To the Board of Directors and Shareholders
Parker Drilling Company

         We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of June 30, 2002 and the related consolidated condensed statements of operations for the three and six month periods ended June 30, 2002 and 2001 and the consolidated condensed statement of cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                       /s/PricewaterhouseCoopers LLP
                                       -----------------------------
                                       PricewaterhouseCoopers LLP


Tulsa, Oklahoma
July 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements may be made in this document, or may be "incorporated by reference," which means the statements are contained in other documents filed by the Company with the Securities and Exchange Commission. All statements included in this document, other than statements of historical facts, that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future are "forward-looking statements," including without limitation:

         *future operating results,

         *future rig utilization, dayrates and rental tools activity,

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

         *the strength in the U.S. economy and the demand for natural gas,

         *fluctuations in the market prices of oil and gas,

         *imposition of unanticipated trade restrictions and political instability,

         *operating hazards and uninsured risks,

         *new or changes in governmental regulations that adversely affect the cost of doing business,

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

INTRODUCTION AND OUTLOOK

         The $11.5 million loss incurred for the three months ended June 30, 2002 reflects primarily the continued weakness in the Gulf of Mexico market which began during the third quarter of 2001 when operators curtailed drilling activity in response to declining demand and prices for natural gas. During the second quarter of 2002, utilization and to a lesser extent dayrates in the shallow-water segment of the Gulf of Mexico have improved, but not at the pace we had anticipated when preparing our 2002 budget. Utilization for our jackup rigs and barge rigs during the second quarter of 2002 averaged 78% and 50%, respectively, as compared to 53% and 43% for the first quarter of 2002. Dayrate increases were minimal over the first quarter of 2002.

        The international segment utilization decreased significantly in the second quarter of 2002 in both land and offshore drilling activity. International land utilization was negatively impacted due to changes in business strategies by two of our customers. We have been drilling wells in the Cusiana and Cupiagua fields of Colombia for nearly 10 years. As of the end of July 2002, four of our Colombian rigs were released by this customer. We are actively marketing these rigs in Colombia and other markets around the world. In the Karachaganak field in Kazakhstan, the operator has released one of our rigs and one rig owned by our joint venture partner, Saipem.

         The Company's domestic contracts are usually well to well contracts. Although it is common for international contracts to have multi-year terms, in most cases this will not preclude the customer from terminating the contract without cause prior to the scheduled termination date. When a customer exercises its contractual right to terminate a contract without cause before the end of the stated term, the contract may require the payment of an early termination fee based on the Company's investment in the project. It is also customary for a customer to have the obligation to pay a demobilization fee to return the rig to its point of origin.

         International offshore utilization decreased in Nigeria because two barge rigs under contract were idle for a combined total of 93 days during the quarter in order to perform regularly scheduled American Bureau of Shipping ("ABS") inspections and repairs. The inspection on barge Rig 72 is complete and the rig has resumed operations. Barge Rig 73 was moved to the shipyard in mid-May and is anticipated to return to full dayrate in mid-September.

         We anticipate that utilization and revenues in our Gulf of Mexico rigs and rental tool segments will increase during the remainder of 2002, albeit at a slower pace than we had earlier projected. The unanticipated change in strategy of two international land customers and idle Nigerian rigs noted above will offset any increased utilization and revenues that were anticipated from the positive trend in international land operations that began in late 2001. Based on the current business outlook, we have updated our guidance regarding the anticipated range for revenues and losses for the year 2002. We now anticipate that revenues for the year will approximate $400 million. Based on these revised estimates of 2002 revenues, we are now anticipating a loss in the range of $40 million to $50 million or $0.43 to $0.53 per share before the change in accounting principle and approximately $113 million to $123 million or $1.22 to $1.32 per share after the cumulative effect of the change in accounting principle for 2002, (see Note 5 of the Notes to Unaudited Consolidated Condensed Financial Statements). Although changed market conditions have necessitated the need for revised guidance on revenues and losses for 2002, management remains committed to the strategies of targeting projects in international markets where significant growth is anticipated, and reducing debt.

         Our drilling operations in Kazakhstan are a significant part of our current international operations and our strategic growth for the future. Since 1993, our operations in Kazakhstan have grown from providing labor to our principal customer to owning and managing 11 drilling rigs for several operators. In the last few years, the government of Kazakhstan has requested that vendors incorporate local content into their operations to stimulate the development of a local oil and gas service industry and the Kazakhstan economy. In order to take advantage of the significant growth potential and remain a preferred vendor of the principal operators in Kazakhstan, it was advantageous for us to partner with a local company. In June 2002, PDCIL entered into an agreement to sell two of its rigs in Kazakhstan to AralParker, a Kazakhstan joint venture company owned 50% by us and 50% by a Kazakhstan company, Aralnedra CJSC. The purchase price of the rigs is $42.7 million, which represents the fair market value according to an appraisal by an independent third party appraiser. The purchase of the rigs is being financed by Parker Drilling Company over a five-year period and is secured by a lien on the rigs and an assignment of the five-year drilling contract and its proceeds. The loan bears interest at a market rate and is scheduled to close on or about August 15, 2002. In addition, PDCIL will lease a third rig to AralParker, and will operate the joint venture company pursuant to a management and technical services contract. In light of the Company's significant influence over the business affairs of AralParker, its financial statements will be consolidated with the Company's financial statements in accordance with GAAP. Although Aralnedra will effectively own 50% of the two rigs, PDCIL will continue to receive approximately 90% of the cash flow generated by the current five-year drilling contract through the proceeds of repayment of the loan and the management and technical services contract.

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

         The Company recorded a net loss of $11.5 million for the three months ended June 30, 2002 compared to net income of $2.7 million for the three months ended June 30, 2001. The net loss in the second quarter of 2002 is reflective of low utilization and dayrates in the U.S. Gulf of Mexico drilling operations, reduced rental tool revenues and declining utilization in the international land operations.

                                                 Three Months Ended June 30,
                                       ------------------------------------------------
                                               2002                       2001
                                       ---------------------      ---------------------
                                                   (Dollars in Thousands)
Drilling and rental revenues:
    U.S. drilling                      $ 27,836           28%     $ 55,487           42%
    International drilling               56,735           58%       59,261           44%
    Rental tools                         13,243           14%       18,167           14%
                                       --------     --------      --------     --------
Total drilling and rental revenues     $ 97,814          100%     $132,915          100%
                                       ========     ========      ========     ========

         The Company's drilling and rental revenues decreased $35.1 million to $97.8 million in the current quarter as compared to the second quarter of 2001. U.S. drilling revenues decreased $27.7 million due to declining dayrates and utilization in the Company's Gulf of Mexico drilling operations. Total barge rig revenues decreased $14.0 million in the current quarter, as a result of a 37% decrease in utilization as compared to the second quarter of 2001. Jackup rig revenues decreased $11.0 million in the current quarter as compared to the second quarter of 2001 due to a 51% decrease in dayrates and an 8% decrease in utilization. Platform rig utilization and dayrates decreased 46% and 16%, respectively, resulting in a $2.7 million decrease in revenues.

         International drilling revenues decreased $2.5 million to $56.7 million in the current quarter as compared to the second quarter of 2001. International land drilling revenues increased $0.9 million while international offshore drilling revenues decreased $3.4 million. Primarily responsible for the improvement in international land drilling revenues was increased rig activity in the CIS region that includes Kazakhstan and Russia resulting in additional revenues of $1.1 million. On average three additional rigs were working in the CIS region during the current quarter. As noted previously one rig in the Karachaganak field was released at the end of the second quarter of 2002. Land drilling revenues increased $1.2 million in the Asia Pacific region primarily due to increased utilization in Papua New Guinea. Revenues declined $1.4 million in Latin America due primarily to a sharp decline in activity in both Bolivia and Colombia.

         The decrease of $3.4 million in international offshore drilling revenues was due primarily to Nigeria operations. Two of the four barge rigs in Nigeria were down a combined total of 93 days in the current quarter for ABS inspection and repairs as previously discussed.

         Rental tool revenues decreased $4.9 million as Quail Tools reported revenues in the current quarter of $13.2 million. Quail Tools continued to be negatively impacted by the reduced activity in the U.S. drilling markets. Revenues decreased $1.7 million from the New Iberia, Louisiana operations and $3.4 million from the Victoria, Texas operations. The Evanston, Wyoming operations were opened during the current quarter and contributed revenues of $0.2 million.

                                                               Three Months Ended June 30,
                                                   -------------------------------------------------
                                                            2002                        2001
                                                   ----------------------     ----------------------
                                                                 (Dollars in Thousands)
Drilling and rental profit margin:
    U.S. drilling                                  $  5,478            20%    $ 26,684            48%
    International drilling                           18,049            32%      18,776            32%
    Rental tools                                      7,457            56%      12,090            67%
                                                   --------                   --------
Total drilling and rental profit margin              30,984            32%      57,550            43%
                                                   --------                   --------

    Depreciation and amortization                   (24,384)                   (24,217)
    Net construction contract operating income           --                         --
    General and administrative expense               (5,573)                    (5,009)
    Reorganization expense                               --                     (5,194)
                                                   --------                   --------
Total operating income                             $  1,027                   $ 23,130
                                                   ========                   ========

(Drilling and rental profit margin - drilling and rental revenues less direct drilling and rental operating expenses; drilling and rental profit margin percentages - drilling and rental profit margin as a percent of drilling and rental revenues)

         Drilling and rental profit margin of $31.0 million in the current quarter reflected a decrease of $26.5 million from the second quarter of 2001. In the U.S. drilling market, profit margin decreased $21.2 million. U.S. profit margin was negatively impacted during the current quarter by lower utilization and dayrates in the Gulf of Mexico as previously discussed. Average dayrates decreased approximately 51% for jackup rigs, 10% for barge rigs, and platform rigs declined 16% in the current quarter when compared to the second quarter of 2001. An increase in insurance rates and barge rig labor also contributed to the decline in the U.S. profit margin.

         International drilling profit margin decreased $0.7 million in the current quarter as compared to the second quarter of 2001. International land drilling profit margin increased $1.7 million to $13.5 million during the current quarter due primarily to increased average dayrates and three additional rigs operating in the Company's CIS region as previously discussed. The international offshore drilling profit margin decreased $2.4 million to $4.5 million in the second quarter. This decrease is attributed to the ABS inspection and repairs in the current quarter for two barge rigs in Nigeria as previously mentioned, and increased property taxes in the Caspian Sea operations.

         Rental tool profit margin decreased $4.6 million to $7.5 million during the current quarter as compared to the second quarter of 2001. Profit margin percentage decreased to 56% during the current quarter as compared to 67% for the second quarter of 2001. The decline in profit margin was primarily attributable to increased inspection and cleaning costs due to the number of rental tools no longer under contract.

         General and Administrative expense increased $0.6 million to $5.6 million in the current quarter as compared to the second quarter of 2001. This increase is primarily attributed to rent expense for the new corporate office in Houston, legal expense and professional fees. In addition, approximately $0.2 million of severance costs were accrued related to a reduction in corporate staff during the second quarter of 2002.

         Interest expense decreased $1.1 million due primarily to lower interest rates associated with the three $50.0 million interest swap agreements (see Note 6 of the Notes to Unaudited Consolidated Condensed Financial Statements) signed in December 2001 and January 2002.

         Other expense of $4.1 million for the current quarter includes $3.6 million of costs related to the exchange offer (see Note 7 of the Notes to Unaudited Consolidated Condensed Financial Statements). In addition, other expense includes $0.6 million of costs incurred related to our bid to acquire Australian Oil and Gas. The Company declined to increase its bid as the bid prices exceeded the value we placed on Australian Oil and Gas.

         Income tax expense consists of foreign tax expense of $1.1 million and a deferred tax benefit of $4.5 million. Foreign taxes decreased $3.2 million as compared to the second quarter of 2001 due primarily to a reduction of income taxes in Kazakhstan, reflecting the application of the favorable court ruling received last March to our 2001 tax return, and to the reduced level of activity in Colombia during the second quarter. The deferred tax benefit was recognized due to the loss generated during the second quarter of 2002.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

         The Company recorded a net loss of $22.6 million before the cumulative effect of a change in accounting principle for the six months ended June 30, 2002 compared to net income of $4.2 million recorded for the six months ended June 30, 2001. Application of SFAS No. 142 resulted in a $73.1 million impairment of goodwill which was recognized as a change in accounting principle, (see Note 5 of the Notes to Unaudited Consolidated Condensed Financial Statements). The net loss in the current period of 2002 is reflective of continued lower utilization and dayrates in the Gulf of Mexico drilling operations, declining utilization in Latin America, and reduced revenues in the Company's rental tool operations that began in 2001.

                                                  Six Months Ended June 30,
                                       ------------------------------------------------
                                               2002                       2001
                                       ---------------------      ---------------------
                                                    (Dollars in Thousands)
Drilling and rental revenues:
    U.S. drilling                      $ 49,620           26%     $105,243           42%
    International drilling              119,065           61%      110,682           45%
    Rental tools                         25,354           13%       31,864           13%
                                       --------     --------      --------     --------
Total drilling and rental revenues     $194,039          100%     $247,789          100%
                                       ========     ========      ========     ========

         The Company's drilling and rental revenues decreased $53.7 million to $194.0 million in the current six-month period as compared to the six months ended June 30, 2001. U.S. drilling revenues decreased $55.6 million due to declining dayrates and utilization in the Company's Gulf of Mexico drilling operations. Total barge rig revenues decreased $26.6 million in the current six-month period, as a result of a 38% decrease in utilization as compared to the six months ended June 30, 2001. Jackup rig revenues decreased $23.7 million in the current six-month period as compared to the six months ended June, 2001 due to a 49% decrease in dayrates and a 24% decrease in utilization. Platform rig utilization and dayrates decreased 43% and 26%, respectively, resulting in a $5.3 million decrease in revenues.

         International drilling revenues increased $8.4 million to $119.1 million in the current six-month period as compared to the six months ended June 30, 2001. International land drilling revenues increased $9.4 million while international offshore drilling revenues decreased $1.0 million. Primarily responsible for the improvement in international land drilling revenues was increased rig activity in the CIS region, where an increase of three rigs resulted in additional revenues of $7.5 million. Land drilling revenues increased $5.3 million in the Asia Pacific region due to increased utilization in Papua New Guinea. Revenues declined $3.7 million in Latin America due to decreased activity in Colombia.

         The decrease of $1.0 million in international offshore drilling revenues was due primarily to Nigeria with two barge rigs down for ABS inspections and repairs as previously noted.

         Rental tool revenues decreased $6.5 million as Quail Tools reported revenues in the current six-month period of $25.4 million. Quail Tools was negatively impacted by the reduced drilling activity in the Gulf of Mexico markets. Revenues decreased $2.1 million from the New Iberia, Louisiana operations, $4.5 million from the Victoria, Texas operations, $0.1 million from the Odessa, Texas operations, offset slightly by revenues of $0.2 million from new operations in Evanston, Wyoming.

                                                    Six Months Ended June 30,
                                               -----------------------------------
                                                       2002                2001
                                               -----------------   ----------------
                                                          (Dollars in Thousands)
Drilling and rental profit margin:
    U.S. drilling                              $   7,937    16%   $  48,825    46%
    International drilling                        41,155    35%      33,039    30%
    Rental tools                                  13,959    55%      21,044    66%
                                               ---------          ---------
Total drilling and rental profit margin           63,051    32%     102,908    42%
                                               ---------          ---------

    Depreciation and amortization                (47,983)           (47,095)
    Net construction contract operating income     1,254                 --
    General and administrative expense           (12,486)            (9,880)
    Reorganization expense                            --             (5,194)
                                               ---------          ---------
Total operating income                         $   3,836          $  40,739
                                               =========          =========

(Drilling and rental profit margin - drilling and rental revenues less direct drilling and rental operating expenses; drilling and rental profit margin percentages - drilling and rental profit margin as a percent of drilling and rental revenues)

         Drilling and rental profit margin of $63.1 million in the current six-month period reflected a decrease of $39.9 million from the six months ended June 30, 2001. The U.S. Gulf of Mexico drilling operations accounted for $40.9 million of the decrease in profit margin. Lower average dayrates and utilization on the U.S. rig fleet combined with increased barge rig labor and insurance rates contributed to the decline in profit margin for the current six-month period compared to the six months ended June 30, 2001.

         International drilling profit margin increased $8.1 million in the current six-month period as compared to the six months ended June 30, 2001. International land drilling profit margin increased $9.3 million to $29.7 million during the current six-month period due primarily to increased utilization in the Company's land drilling operations as previously discussed. The international offshore drilling profit margin decreased $1.2 million to $11.5 million in the current six-month period. The decrease is primarily attributed to higher operating expenses, which resulted from increased property taxes for Rig 257 in the Caspian Sea operations.

         Rental tool profit margin decreased $7.1 million to $14.1 million during the current six-month period as compared to the first six months ended June 30, 2001. Profit margin percentage decreased to 55% during the current six-month period as compared to 66% for the six months ended June 30, 2001 due to increasing costs in conjunction with the decrease in revenues. The increase in operating expenses is primarily attributed to higher salary expense and increased inspection and cleaning costs of rental tools, as previously discussed.

         Interest expense decreased $2.2 million due primarily to lower interest rates associated with the three $50.0 million swap agreements (see Note 6 of the Notes to Unaudited Consolidated Condensed Financial Statements) signed in December 2001 and January 2002.

         During the first quarter of 2002, the Company announced a new contract to build and operate a rig to drill extended reach wells to offshore targets from a land-based location on Sakhalin Island, Russia for an international consortium. The revenue and expense for the project are recognized as construction contract revenue and expense, with the engineering fee calculated on a percentage of completion basis, $1.2 million was recognized during the six months ended June 30, 2002.

         General and Administrative expense increased $2.6 million to $12.5 million in the current six-month period as compared to the six months ended June 30, 2001. This increase is primarily attributed to increased rent expense for the new corporate office in Houston and the new office in Tulsa, legal and professional fees and unscheduled maintenance on the former corporate headquarters in Tulsa, currently held for sale.

         Other expense of $4.2 million for the six months ended June 30, 2002 includes $3.6 million related to the Exchange Offer (see Note 7 of the Notes to Unaudited Consolidated Condensed Financial Statements) and $0.6 million costs incurred for the attempted acquisition of Australian Oil and Gas.

         Reorganization expense of $5.2 million for the six months ended June 30, 2001 includes non-recurring expense for the move of the corporate office to Houston and the reorganization of certain management positions.

         Income tax expense consists of foreign tax expense of $8.9 million and a deferred tax benefit of $9.7 million. Foreign taxes increased $1.8 million due primarily to $3.1 million in additional taxes paid during the first quarter in Colombia, primarily related to the 2001 tax return and increased taxes in the Asia Pacific region. The increases were offset by a reduction in the 2001 taxes accrued in Kazakhstan resulting from the favorable court ruling received in March 2002. The deferred tax benefit was recognized due to the loss generated during the current six-month period.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002, the Company had cash, cash equivalents and other short-term investments of $23.4 million, a decrease of $37.0 million from December 31, 2001. The net cash used in operating activities as reflected on the Consolidated Condensed Statement of Cash Flows was $9.6 million. This included $27.1 million of net receivables relating to construction of Rig 262 for the Sakhalin Island project. As of July 31, 2002 the net receivable is $17.9 million. Working capital required for this project is anticipated to be $15 million to $22 million until final payment is received from our customer, which is expected during the fourth quarter of 2002.

         Cash flows from investing activities included $28.1 million for capital expenditures and proceeds from the sale of assets of $3.3 million. Cash flows from financing activities included $2.6 million repayment of debt.

         The Company has total long-term debt, including the current portion, of $591.4 million at June 30, 2002. The Company has a $50.0 million revolving credit facility with a group of banks led by Bank of America. This facility is available for working capital requirements, general corporate purposes and to support letters of credit. The revolver is collateralized by accounts receivable, inventory and certain barge rigs located in the Gulf of Mexico. The facility contains customary affirmative and negative covenants. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80 percent of eligible receivables plus 50 percent of supplies in inventory, less the amount utilized in support of letters of credit. Currently, the borrowing base of $44.7 million, is reduced by $17.4 million in outstanding letters of credit, resulting in available revolving credit of $27.3 million. As of July 31, 2002 no amounts have been drawn down against the revolving credit facility. The revolver terminates on October 22, 2003.

         The Company anticipates that working capital funds required for capital spending in 2002 will be met from existing cash, other short-term investments and cash provided by operations. It is management's present intention to limit capital spending, net of reimbursements from customers, to approximately
$50 million in 2002. Should new opportunities requiring additional capital arise, or should revenues not meet management's guidance projections, the Company may utilize the revolving credit facility. In addition, the Company may seek project financing or equity participation from outside alliance partners or customers to fund certain capital projects. The Company cannot predict whether such financing or equity participation would be available on terms acceptable to the Company.

         The Company is exposed to interest rate risk from its fixed-rate debt. The Company had hedged against the risk of changes in the fair value associated with its 9.75% Senior Notes by entering into three fixed-to-variable interest rate swap agreements with a total notional amount of $150.0 million. The Company assumes no ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt and no net gain or loss is recognized in earnings. At June 30, 2002, the Company recorded derivative assets of $2.1 million with an offsetting amount recorded as an increase in the carrying value of the related debt instrument. For the six-month period ended June 30, 2002, the interest rate swap reduced interest expense by $2.3 million.

         On July 24, 2002, the Company terminated all the interest rate swap agreements and received $3.5 million. A gain totaling $2.6 million will be recognized as a reduction to interest expense over the remaining term (ending November 2006) of the debt instrument.

         See Notes 6 and 7 of the Notes to Unaudited Consolidated Condensed Financial Statements for information regarding the Company's Exchange Offer which was completed May 2, 2002.

OTHER MATTERS

Recent Accounting Pronouncements

         In June 2001, FASB issued SFAS No. 143. SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires the capitalization and accrual of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 will be effective January 2003. The Company does not believe the adoption of SFAS No. 143 will have a material impact on its financial position or results of operations.

         In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 and amends APB No. 30 for the accounting and reporting for discontinued operations as it relates to long-lived assets. SFAS No. 144 became effective January 2002. The Company has adopted the provisions of SFAS No. 144 and there was no resulting impact on its financial position or results of operations.

         In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statements SFAS No. 4, SFAS No. 44, and SFAS No. 64, Amendment of FASB Statement SFAS No. 13, and Technical Corrections". SFAS No. 145 is effective for the fiscal years beginning after May 15, 2002. The Company has not yet adopted SFAS No. 145 nor has it determined the effect of the adoption on the financial position or results of operations.

         In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not yet adopted SFAS No. 146 nor determined the effect of the adoption of SFAS No. 146 on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

         The Company has hedged against a portion of the risk of changes in fair value associated with its $214.2 million 9.75% Senior Notes by entering into three fixed-to-variable interest rate swap agreements with a total notional amount of $150.0 million. The terms of the swap agreements are as follows:

          Months               Notional Amount   Fixed Rate      Floating Rate
          ------               ---------------   ----------      -------------
                                  (Dollars
                                in Thousands)
December 2001 - November 2006     $ 50,000          9.75%   Three-month LIBOR
                                                                  plus 446 basis points
January 2002 - November 2006      $ 50,000          9.75%   Three-month LIBOR
                                                                  plus 475 basis points
January 2002 - November 2006      $ 50,000          9.75%   Three-month LIBOR
                                                                  plus 482 basis points

         The Company assumes no ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt and no net gain or loss is recognized in earnings. At June 30, 2002, the Company recorded derivative assets of $2.1 million with an offsetting amount recorded as an increase in the carrying value of the related debt instrument. Also, during the six month period ended June 30, 2002, the interest rate swap reduced interest expense by $2.3 million.

         On July 24, 2002, the Company terminated all the interest rate swap agreements and received $3.5 million. A gain totaling $2.6 million will be recognized as a reduction to interest expense over the remaining term (ending November 2006) of the debt instrument.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 2, 2002 the Company announced it had successfully completed the exchange of $235.6 million in principal amount of new 10.125% Senior Notes due 2009 ("New Notes") for a like amount of its 9.75% Senior Notes due 2006 ("Outstanding Notes"), pursuant to an exchange offer described in the Offering Circular dated April 1, 2002 (the "Exchange Offer"). The Exchange Offer was effected without registration, in reliance on the registration exemption provided by Section 4(2) of the Securities Act of 1933, as amended, which applies to offers and sales of securities that do not involve a public offering, and Regulation D promulgated under that act. The Exchange Offer was made to a limited number of existing holders of the Outstanding Notes that were institutional accredited investors. The Company relied on representations from such institutional accredited investors that the New Notes were acquired for investment and not with a view to the distribution thereof. On July 1, 2002, the Company filed a registration statement on Form S-4 offering to exchange the New Notes for notes of the Company having substantially identical terms in all material respects as the New Notes (the "Exchange Notes"). The New Notes and Exchange Notes will be governed by the terms of the indenture executed by the Company, the Subsidiary Guarantors and the trustee dated May 2, 2002, the terms of which are substantially the same as the terms of the 1998 Indenture, as amended by the Fourth Supplemental Indenture, as described below.

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

           None

ITEM 5.  OTHER INFORMATION

           None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          The following exhibits are filed as part of this report:

           Exhibit
           Number                                Description

             15                Letter re Unaudited Interim Financial Information

            99.1 Sarbanes-Oxley Act of 2002 Certification - Chief Executive Officer

            99.2 Sarbanes-Oxley Act of 2002 Certification - Chief Financial Officer

     (b)  Reports on Form 8-K:

          The Company filed a Form 8-K on June 28, 2002 to include the "as adjusted" income (loss) before extraordinary item, net income (loss) and net income (loss) per share financial information within its Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999, as if the adoption of SFAS No. 142 had occurred at the beginning of 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Parker Drilling Company

                                            Registrant



Date: August 13, 2002


                                       By:  /s/ James J. Davis
                                            ------------------------------------
                                            James J. Davis
                                            Senior Vice President-Finance and
                                            Chief Financial Officer



                                       By:  /s/ W. Kirk Brassfield
                                            ------------------------------------
                                            W. Kirk Brassfield
                                            Vice President and Controller

                                INDEX TO EXHIBITS

           EXHIBIT
           NUMBER                             DESCRIPTION
           ------                             -----------
             15               Letter re Unaudited Interim Financial Information

            99.1              Sarbanes-Oxley Act of 2002 Certification - Chief
                              Executive Officer

            99.2              Sarbanes-Oxley Act of 2002 Certification - Chief
                              Financial Officer