Form 10-Q
period 2002-09-30
PARKER DRILLING CO /DE/
filed 2002-11-12
CIK 76321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                             ---    ---

         As of October 31, 2002, 92,621,408 common shares were outstanding.

                             PARKER DRILLING COMPANY

                                      INDEX

                                                                                      Page No.
Part I.      Financial Information                                                       2

             Item 1.  Financial Statements                                               2

             Consolidated Condensed Balance Sheets (Unaudited)
             September 30, 2002 and December 31, 2001                                    2

             Consolidated Condensed Statements of Operations (Unaudited)
             Three and Nine Months Ended September 30, 2002 and 2001                     3

             Consolidated Condensed Statements of Cash Flows (Unaudited)
             Nine Months Ended September 30, 2002 and 2001                               4

             Notes to Unaudited Consolidated Condensed
             Financial Statements                                                       5-15

             Report of Independent Accountants                                           16

             Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                       17-26

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk         27

             Item 4.  Controls and Procedures                                            27

Part II.     Other Information                                                           28

             Item 1.  Legal Proceedings                                                  28

             Item 2.  Changes in Securities and Use of Proceeds                          28

             Item 3.  Defaults Upon Senior Securities or Dividend Arrearages             28

             Item 4.  Submission of Matters to a Vote of Security Holders                28

             Item 5.  Other Information                                                  28

             Item 6.  Exhibits and Reports on Form 8-K                                   29

             Signatures                                                                  30

             Officer Certification                                                     31-32

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                     September 30,     December 31,
                                                                         2002              2001
                                                                    -------------      ------------
                                ASSETS
Current Assets:
  Cash and cash equivalents                                          $    32,370       $    60,400
  Other short-term investments                                                12                12
  Accounts and notes receivable, net                                      86,914            99,874
  Rig materials and supplies                                              13,586            22,200
  Other current assets (Note 4)                                           32,720             8,966
                                                                     -----------       -----------
        Total current assets                                             165,602           191,452
                                                                     -----------       -----------

Property, plant and equipment less
  accumulated depreciation and amortization of $581,608
  at September 30, 2002 and $520,645 at December 31, 2001                660,297           695,529

Goodwill, net of accumulated amortization of $108,412 at
  September 30, 2002 and $35,268 at December 31, 2001                    115,983           189,127

Other noncurrent assets                                                   34,640            29,669
                                                                     -----------       -----------
                     Total assets                                    $   976,522       $ 1,105,777
                                                                     ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                                  $     5,394       $     5,007
  Accounts payable and accrued liabilities                                61,341            71,673
  Accrued income taxes                                                     3,801             7,054
                                                                     -----------       -----------
        Total current liabilities                                         70,536            83,734
                                                                     -----------       -----------

Long-term debt                                                           585,121           587,165
Deferred income tax                                                        3,323            16,152
Other long-term liabilities                                                6,989             6,583
Minority interest                                                            326              --
Contingencies (Note 8)

Stockholders' equity:
  Common stock                                                            15,437            15,342
  Capital in excess of par value                                         434,638           432,845
  Accumulated other comprehensive income - net unrealized
    gain on investments available for sale (net of taxes $180
    at September 30, 2002 and $227 at December 31, 2001)                     321               403
Accumulated deficit                                                     (140,169)          (36,447)
                                                                     -----------       -----------
        Total stockholders' equity                                       310,227           412,143
                                                                     -----------       -----------
                     Total liabilities and stockholders' equity      $   976,522       $ 1,105,777
                                                                     ===========       ===========


           See accompanying notes to unaudited consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                         Three Months Ended September 30,          Nine Months Ended September 30,
                                                        ----------------------------------        ---------------------------------
                                                            2002                 2001                 2002                 2001
                                                        ------------         ------------         ------------         ------------
Drilling and rental revenues:
  U.S. drilling                                         $     31,977         $     52,985         $     81,597         $    158,228
  International drilling                                      56,250               57,047              175,315              167,729
  Rental tools                                                11,852               18,895               37,206               50,759
                                                        ------------         ------------         ------------         ------------
Total drilling and rental revenues                           100,079              128,927              294,118              376,716
                                                        ------------         ------------         ------------         ------------
Drilling and rental operating expenses:
  U.S. drilling                                               22,970               29,827               64,653               86,245
  International drilling                                      34,214               38,414              112,124              116,057
  Rental tools                                                 5,255                6,750               16,650               17,570
  Depreciation and amortization                               25,053               24,330               73,036               71,425
                                                        ------------         ------------         ------------         ------------
Total drilling and rental operating expenses                  87,492               99,321              266,463              291,297
                                                        ------------         ------------         ------------         ------------
Drilling and rental operating income                          12,587               29,606               27,655               85,419
                                                        ------------         ------------         ------------         ------------
Construction contract revenue                                 17,285                 --                 81,948                 --
Construction contract expense                                 16,515                 --                 79,924                 --
                                                        ------------         ------------         ------------         ------------
Net construction contract operating income (Note 4)              770                 --                  2,024                 --
                                                        ------------         ------------         ------------         ------------
General and administrative expense                             6,097                4,925               18,583               14,805
Provision for doubtful accounts                                1,500                 --                  1,500                 --
Reorganization expense                                          --                  2,306                 --                  7,500
                                                        ------------         ------------         ------------         ------------
Total operating income                                         5,760               22,375                9,596               63,114
                                                        ------------         ------------         ------------         ------------
Other income and (expense):
  Interest expense                                           (13,316)             (13,772)             (38,409)             (41,062)
  Interest income                                                159                  795                  711                2,439
  Gain on disposition of assets                                1,658                  326                3,190                1,776
  Minority interest expense                                     (184)                --                   (184)                --
  Other income (expense) - net                                  (196)                   9               (4,431)                (309)
                                                        ------------         ------------         ------------         ------------
Total other income and (expense)                             (11,879)             (12,642)             (39,123)             (37,156)
                                                        ------------         ------------         ------------         ------------
Income (loss) before income taxes and cumulative
  effect of change in accounting principle                    (6,119)               9,733              (29,527)              25,958
Income tax expense (benefit):
  Current                                                      5,901                3,408               14,751               10,417
  Deferred                                                    (4,000)               3,300              (13,700)               8,300
                                                        ------------         ------------         ------------         ------------
Income tax expense (benefit)                                   1,901                6,708                1,051               18,717
                                                        ------------         ------------         ------------         ------------
Income (loss) before cumulative effect of change
  in accounting principle                                     (8,020)               3,025              (30,578)               7,241
Cumulative effect of change in accounting principle             --                   --                (73,144)                --
                                                        ------------         ------------         ------------         ------------
Net income (loss)                                       $     (8,020)        $      3,025         $   (103,722)        $      7,241
                                                        ============         ============         ============         ============
Earnings (loss) per share - basic:
  Before cumulative effect of change in
    accounting principle                                $      (0.09)        $       0.03         $      (0.33)        $       0.08
  Cumulative effect of change in
    accounting principle                                $       --           $       --           $      (0.79)        $       --
  Net income (loss)                                     $      (0.09)        $       0.03         $      (1.12)        $       0.08

Earnings (loss) per share - diluted:
  Before cumulative effect of change in
    accounting principle                                $      (0.09)        $       0.03         $      (0.33)        $       0.08
  Cumulative effect of change in
    accounting principle                                $       --           $       --           $      (0.79)        $       --
  Net income (loss)                                     $      (0.09)        $       0.03         $      (1.12)        $       0.08

Number of common shares used in computing
    earnings per share:
  Basic                                                   92,510,985           92,117,651           92,365,791           91,955,655
  Diluted                                                 92,510,985           92,589,301           92,365,791           92,876,615

           See accompanying notes to unaudited consolidated condensed financial statements.

                 PARKER DRILLING COMPANY AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                               (Unaudited)

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                            2002               2001
                                                                         ----------         ----------
Cash flows from operating activities:
  Net income (loss)                                                      $ (103,722)        $    7,241
  Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
           Depreciation and amortization                                     73,036             71,425
           Gain on disposition of assets                                     (3,190)            (1,776)
           Cumulative effect of change in accounting principle               73,144               --
           Expenses not requiring cash                                        6,130              3,816
           Deferred income taxes                                            (13,700)             8,300
           Change in operating assets and liabilities                       (24,682)             6,424
                                                                         ----------         ----------
  Net cash provided by operating activities                                   7,016             95,430
                                                                         ----------         ----------
Cash flows from investing activities:
  Capital expenditures                                                      (39,238)           (90,286)
  Proceeds from the sale of equipment                                         5,459              5,828
  Proceeds from the sale of investments                                        --                  799
                                                                         ----------         ----------
  Net cash used in investing activities                                     (33,779)           (83,659)
                                                                         ----------         ----------
Cash flows from financing activities
  Principal payments under debt obligations                                  (3,887)            (3,588)
  Proceeds from interest rate swap settlement (Note 6)                        2,620               --
  Other                                                                          --                555
                                                                         ----------         ----------
  Net cash used in financing activities                                      (1,267)            (3,033)
                                                                         ----------         ----------

Net change in cash and cash equivalents                                     (28,030)             8,738

Cash and cash equivalents at beginning of period                             60,400             62,480
                                                                         ----------         ----------
Cash and cash equivalents at end of period                               $   32,370         $   71,218
                                                                         ==========         ==========
Supplemental cash flow information:
  Interest paid                                                          $   29,172         $   31,900
  Income taxes paid                                                      $   14,917         $   14,374

Supplemental noncash investing activity:
  Net unrealized gain (loss) on investments available
       for sale (net of taxes $(46) in 2002 and $(224) in 2001)          $      (82)        $     (399)





           See accompanying notes to unaudited consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. General - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of
     (1) the financial position as of September 30, 2002 and December 31, 2001,
     (2) the results of operations for the three and nine months ended September 30, 2002 and 2001, and (3) cash flows for the nine months ended September 30, 2002 and 2001. Results for the nine months ended September 30, 2002 are not necessarily indicative of the results, which will be realized for the year ending December 31, 2002. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2001.

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

2.   Earnings Per Share -

               RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
             TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                            For the Three Months Ended September 30, 2002
                                         ---------------------------------------------------
                                            Loss                  Shares         Per-Share
                                         (Numerator)          (Denominator)        Amount
                                        -------------         -------------     ------------
Basic EPS:
Net loss                                $ (8,020,000)           92,510,985         $ (0.09)

Effect of dilutive securities:
Stock options and grants                        --                    --              --

Diluted EPS:
Net loss                                $ (8,020,000)           92,510,985         $ (0.09)
                                        ============          ============         =======

2.   Earnings Per Share (continued) -



                                                       For the Nine Months Ended September 30, 2002
                                                 -------------------------------------------------------
                                                      Loss                  Shares             Per-Share
                                                   (Numerator)           (Denominator)           Amount
                                                 --------------          -------------         ---------
Basic EPS:
Loss before cumulative effect of change
    in accounting principle                      $  (30,578,000)           92,365,791           $ (0.33)
Cumulative effect of change in
    accounting principle                         $  (73,144,000)           92,365,791           $ (0.79)
Net loss                                         $ (103,722,000)           92,365,791           $ (1.12)

Effect of dilutive securities:
Stock options and grants                                   --                    --                --

Diluted EPS:
Loss before cumulative effect of change
    in accounting principle                      $  (30,578,000)           92,365,791           $ (0.33)
Cumulative effect of change in
    accounting principle                         $  (73,144,000)           92,365,791           $ (0.79)
Net loss                                         $ (103,722,000)           92,365,791           $ (1.12)
                                                 ==============          ============           =======

                                                       For the Three Months Ended September 30, 2001
                                                 -------------------------------------------------------
                                                      Income                 Shares             Per-Share
                                                   (Numerator)           (Denominator)           Amount
                                                 --------------          -------------         ---------
Basic EPS:
Net income                                       $    3,025,000            92,117,651           $  0.03

Effect of dilutive securities:
Stock options and grants                                   --                 471,650              --

Diluted EPS:
Net income                                       $    3,025,000            92,589,301           $  0.03
                                                 ==============          ============           =======

                                                       For the Nine Months Ended September 30, 2001
                                                 -------------------------------------------------------
                                                      Income                 Shares             Per-Share
                                                   (Numerator)           (Denominator)           Amount
                                                 --------------          -------------         ---------
Basic EPS:
Net income                                       $    7,241,000            91,955,655           $  0.08

Effect of dilutive securities:
Stock options and grants                                   --                 920,960              --

Diluted EPS:
Net income                                       $    7,241,000            92,876,615           $  0.08
                                                 ==============          ============           =======

2.   Earnings Per Share (continued) -

     The Company has outstanding $124,509,000 of 5.5% Convertible Subordinated Notes which are convertible into 8,090,254 shares of common stock at $15.39 per share. The notes have been outstanding since their issuance in July 1997 but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. For the three and nine months ended September 30, 2002, options to purchase 9,888,561 shares of common stock at prices ranging from $2.24 to $12.1875, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the periods. For the three and nine months ended September 30, 2001 options to purchase 6,691,000 and 4,714,000 shares, respectively, of common stock at prices ranging from $4.50 to $12.1875 and from $5.9375 to $12.1875, respectively, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS during the respective periods.

3. Business Segments - The primary services the Company provides are as follows: U.S. drilling, international drilling and rental tools. Information regarding the Company's operations by industry segment for the three and nine months ended September 30, 2002 and 2001 is as follows (dollars in thousands):

                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                       September 30,
                                                  ---------------------------         ---------------------------
                                                     2002              2001              2002              2001
                                                  ---------         ---------         ---------         ---------
Drilling and rental revenues:
       U.S. drilling                              $  31,977         $  52,985         $  81,597         $ 158,228
       International drilling                        56,250            57,047           175,315           167,729
       Rental tools                                  11,852            18,895            37,206            50,759
                                                  ---------         ---------         ---------         ---------
Total drilling and rental revenues                  100,079           128,927           294,118           376,716
                                                  ---------         ---------         ---------         ---------

Operating income (loss):
       U.S. drilling                                 (1,144)           12,057           (13,708)           38,456
       International drilling                        10,514             8,600            30,152            22,900
       Rental tools                                   3,217             8,949            11,211            24,063
                                                  ---------         ---------         ---------         ---------
Total operating income by segment (1)                12,587            29,606            27,655            85,419

Net construction contract operating income              770              --               2,024              --

General and administrative expense                   (6,097)           (4,925)          (18,583)          (14,805)
Provision for doubtful accounts                      (1,500)             --              (1,500)             --
Reorganization expense                                 --              (2,306)             --              (7,500)
                                                  ---------         ---------         ---------         ---------

Total operating income                                5,760            22,375             9,596            63,114

Interest expense                                    (13,316)          (13,772)          (38,409)          (41,062)
Minority interest expense                              (184)             --                (184)             --
Other income (expense) - net                          1,621             1,130              (530)            3,906
                                                  ---------         ---------         ---------         ---------
Income (loss) before income taxes                 $  (6,119)        $   9,733         $ (29,527)        $  25,958
                                                  =========         =========         =========         =========

(1) Operating income by segment is calculated by excluding net construction contract operating income, general and administrative expense, provision for doubtful accounts and reorganization expense from operating income, as reported in the consolidated condensed statements of operations.

4. Construction Contract - The Company has historically only constructed drilling rigs for its own use. At the request of one of its significant customers, the Company entered into a contract to design, construct, mobilize and sell ("construction contract") a specialized drilling rig to drill extended reach wells to offshore targets from a land-based location on Sakhalin Island, Russia for an international consortium of oil and gas companies. The Company also entered into a contract to operate the rig on behalf of the consortium. Generally Accepted Accounting Principles ("GAAP") requires that revenues received and costs incurred related to the construction contract should be accounted for and reported on a gross basis and income for the related fees should be recognized on a percentage of completion basis. Because this construction contract is not a part of the Company's historical or normal operations, the revenues and costs related to this contract have been shown as a separate component in the statement of operations. Construction costs in excess of funds received from the customer are accumulated and reported as part of other current assets. At September 30, 2002, a net receivable of $27.2 million (construction costs less progress payments) is included in other current assets. In October 2002, the Company received a $22.0 million progress payment related to this receivable.

5. Goodwill - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In accordance with this accounting principle, goodwill is no longer amortized but will be assessed for impairment on at least an annual basis.

     As an initial step in the implementation process, the Company identified four reporting units that would be tested for impairment. The four units qualify as reporting units in that they are one level below an operating segment, or an individual operating segment and discrete financial information exists for each unit. The four reporting units identified by segment are as follows:

         U.S. drilling segment:             Barge rigs
                                            Jackup and Platform rigs (1)

         International drilling segment:    Nigeria barge rigs


         Rental tools segment:              Rental tools business

     (1) The jackup and platform rigs were aggregated due to the similarities in the markets served.

     As required under the transitional accounting provisions of SFAS No. 142, the Company completed both steps required to identify and measure goodwill impairment at each reporting unit. The first step involved identifying all reporting units with carrying values (including goodwill) in excess of fair value, which was estimated by an independent business valuation consultant using the present value of estimated future cash flows. The reporting units for which carrying value exceeded fair value were then measured for impairment by comparing the implied fair value of the reporting unit goodwill, determined in the same manner as in a business combination, with the carrying amount of goodwill. The jackup and platform rigs reporting unit was the only unit where impairment was identified. As a result, goodwill related to the jackup and platform rigs was impaired by $73.1 million and was recognized as a cumulative effect of a change in accounting principle retroactive to the first quarter. The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

     The following is a summary of net income and earnings per share as adjusted to remove the amortization of goodwill (dollars in thousands, except per share amounts):

                                      Three Months Ended       Nine Months Ended
                                      September 30, 2001       September 30, 2001
                                      ------------------       ------------------

     Net income - as reported           $       3,025             $       7,241
     Goodwill amortization                      1,870                     5,611
     Income tax impact (1)                       (283)                     (848)
                                        -------------             -------------
     Net income - as adjusted           $       4,612             $      12,004
                                        =============             =============

     Basic earnings per share:
     Net income - as reported           $        0.03             $        0.08
     Goodwill amortization                       0.02                      0.06
     Income tax impact (1)                          -                     (0.01)
                                        -------------             -------------
     Net income - as adjusted           $        0.05             $        0.13
                                        =============             =============

     Diluted earnings per share:
     Net income - as reported           $        0.03             $        0.08
     Goodwill amortization                       0.02                      0.06
     Income tax impact (1)                          -                     (0.01)
                                        -------------             -------------
     Net income - as adjusted           $        0.05             $        0.13
                                        =============             =============




     (1) Certain goodwill amounts are non-deductible for tax purposes; therefore, the income tax impact reflects only the deductible goodwill amortization.


6. Derivative Financial Instruments - The Company is exposed to interest rate risk from its fixed-rate debt. The Company has hedged against a portion of the risk of changes in fair value associated with its $214.2 million 9.75% Senior Notes by entering into three fixed-to-variable interest rate swap agreements with a total notional amount of $150.0 million. The Company assumes no ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt and no net gain or loss is recognized in earnings. During the nine month period ended September 30, 2002, the interest rate swap reduced interest expense by $2.4 million.

     On July 24, 2002, the Company terminated all the interest rate swap agreements and received $3.5 million. A gain totaling $2.6 million will be recognized as a reduction to interest expense over the remaining term (ending November 2006) of the debt instrument.

7. Exchange Offer - On May 2, 2002, the Company announced it had successfully completed the exchange of $235.6 million in principal amount of new 10.125% Senior Notes due 2009 ("New Notes") for a like amount of its 9.75% Senior Notes due 2006 ("Outstanding Notes"), pursuant to an exchange offer described in the Offering Circular dated April 1, 2002 (the "Exchange Offer"). The consummation of the Exchange Offer was effected without registration, in reliance on the registration exemption provided by Section 4(2) of the Securities Act of 1933, as amended, which applies to offers and sales of securities that do not involve a public offering, and Regulation D promulgated under that act. The Exchange Offer was made to a limited number of existing holders of the Outstanding Notes that were institutional accredited investors. The Company relied on representations from such institutional accredited investors that the New Notes were acquired for investment and not with a view to the distribution thereof. On July 1, 2002, the Company filed a registration statement on Form S-4 offering to exchange the New Notes for notes of the Company having substantially identical terms in all material respects as the New Notes (the "Exchange Notes"). The offer to exchange the New Notes for Exchange Notes was consummated on September 17, 2002. The New Notes and Exchange Notes will be governed by the terms of the indenture executed by the Company, the Subsidiary Guarantors and the trustee dated May 2, 2002, the terms of which are substantially the same as the terms of the 1998 Indenture, as amended by the Fourth Supplemental Indenture, as described below.

     In connection with the Exchange Offer, the Company solicited consents to certain amendments to the definitions and covenants in the indenture under which the Outstanding Notes were issued, which all participants in the Exchange Offer were deemed to have accepted. As a result of the participation in the Exchange Offer of more than 50% of the holders of the Outstanding Notes, the amendments to the 1998 Indenture were agreed, and which amendments have been effected by the execution of the Fourth Supplemental Indenture by the Company, the Subsidiary Guarantors and the trustee (as amended, the "1998 Indenture"). As a result of the Exchange Offer, the Company incurred fees of approximately $3.6 million, which were expensed in the second quarter of 2002.

8. Contingency - On July 6, 2001, the Ministry of State Revenues of Kazakhstan ("MSR") issued an Act of Audit to the Kazakhstan branch ("PKD Kazakhstan") of Parker Drilling Company International Limited ("PDCIL"), a wholly owned subsidiary of the Company, assessing additional taxes of approximately $29.0 million for the years 1998-2000. The assessment consisted primarily of adjustments in corporate income tax based on a determination by the Kazakhstan tax authorities that payments by Offshore Kazakhstan International Operating Company, ("OKIOC"), to PDCIL of $99.0 million, in reimbursement of costs for modifications to Rig 257, performed by PDCIL prior to the importation of the drilling rig into Kazakhstan, are income to PKD Kazakhstan, and therefore, taxable to PKD Kazakhstan. PKD Kazakhstan filed an Act of Non-Agreement that such reimbursements should not be taxable and requested that the Act of Audit be revised accordingly. In November 2001, the MSR rejected PKD Kazakhstan's Act of Non-Agreement, prompting PKD Kazakhstan to seek judicial review of the assessment. On December 28, 2001, the Astana City Court issued a judgment in favor of PKD Kazakhstan, finding that the reimbursements to PDCIL were not income to PKD Kazakhstan and not otherwise subject to tax based on the U.S.-Kazakhstan Tax Treaty. The MSR appealed the decision of the Astana City Court to the Supreme Court, which confirmed the decision of the Astana City Court that the reimbursements were not income to PKD Kazakhstan in March 2002. Although the court agreed with the MSR's position on certain minor issues, no additional taxes will be payable as a result of this assessment. The MSR has until March 2003 to appeal this decision to a special panel of the Supreme Court of Kazakhstan.

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

     In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has no such activities, thus the Company does not believe the impact of adoption of SFAS No. 146 will be material.

10. Guarantor/Non-Guarantor Consolidating Condensed Financial Statements - All of the Company's Senior Notes are guaranteed by substantially all wholly-owned subsidiaries of Parker Drilling Company ("PDC"). There are currently no restrictions on the ability of the subsidiaries to transfer funds to PDC in the form of cash dividends, loans or advances. PDC is a holding company with no operations, other than through its subsidiaries. The non-guarantors were inconsequential, individually and in the aggregate, to the consolidated financial statements and separate financial statements of the guarantors were not presented because management had determined that they would not be material to investors.

     In August, 2002, Parker Drilling Company International Limited ("PDCIL") entered into an agreement to sell two of its rigs in Kazakhstan to AralParker, a Kazakhstan joint venture company owned 50% by PDCIL and 50% by a Kazakhstan company. Because PDCIL has significant influence over the business affairs of AralParker, its financial statements will be consolidated with those of the Company.

     AralParker, Casuarina Limited (a wholly-owned captive insurance company) and Parker Drilling Investment Company are all non-guarantor subsidiaries whose aggregate financial position and results of operations are no longer deemed to be inconsequential and, accordingly the Company is setting forth below consolidating condensed financial information of the parent (PDC), the guarantor subsidiaries, and the non-guarantor subsidiaries as of September 30 ,2002 and for the three and nine months then ended.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATING CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                      September 30, 2002
                                                         --------------------------------------------------------------------------
                                                           Parent         Guarantor     Non-Guarantor   Eliminations   Consolidated
                                                         -----------     -----------    -------------   -----------    ------------
                             ASSETS
Current Assets:
  Cash and cash equivalents                              $    21,163     $     6,953     $     4,254    $      --       $    32,370
  Other short-term investments                                  --                12            --             --                12
  Accounts and notes receivable, net                         130,248          99,080          18,222       (160,636)         86,914
  Rig materials and supplies                                     135          13,451            --             --            13,586
  Other current assets                                            27          32,557              42             94          32,720
                                                         -----------     -----------     -----------    -----------     -----------
        Total current assets                                 151,573         152,053          22,518       (160,542)        165,602
                                                         -----------     -----------     -----------    -----------     -----------

  Property, plant and equipment less
    accumulated depreciation and amortization
    of $581,608 at September 30, 2002                            273         631,932          41,808        (13,716)        660,297

  Goodwill, net of accumulated amortization of
    $108,412 at September 30, 2002                              --           115,983            --             --           115,983

  Investment in subsidiaries and intercompany advances       804,643         473,074          21,956     (1,299,673)           --
  Other noncurrent assets                                     12,825          16,232              69          5,514          34,640
                                                         -----------     -----------     -----------    -----------     -----------

              Total assets                               $   969,314     $ 1,389,274     $    86,351    $(1,468,417)    $   976,522
                                                         ===========     ===========     ===========    ===========     ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                     $     5,394     $      --       $      --      $      --       $     5,394
   Accounts payable and accrued liabilities                   33,265         197,888           5,714       (175,526)         61,341
   Accrued income taxes                                        1,167           2,634            --             --             3,801
                                                         -----------     -----------     -----------    -----------     -----------
        Total current liabilities                             39,826         200,522           5,714       (175,526)         70,536
                                                         -----------     -----------     -----------    -----------     -----------


Long-term debt                                               585,121            --              --             --           585,121
Deferred income tax                                          (41,976)         45,299            --             --             3,323
Other long-term liabilities                                    1,533           5,456            --             --             6,989
Minority interest                                               --              --              --              326             326
Intercompany payables                                         74,583         513,824          48,296       (636,703)           --
Contingencies (Note 8)                                          --              --              --

Stockholders' equity:
  Preferred stock                                               --            20,000            --          (20,000)           --
  Common stock                                                15,437          61,749             121        (61,870)         15,437
  Capital in excess of par value                             434,638         903,844           5,330       (909,174)        434,638
  Accumulated other comprehensive income
    net unrealized gain on investments available for
    sale (net of taxes $180 at September 30, 2002)               321            --              --             --               321
  Accumulated deficit                                       (140,169)       (361,420)         26,890        334,530        (140,169)
                                                         -----------     -----------     -----------    -----------     -----------
        Total stockholders' equity                           310,227         624,173          32,341       (656,514)        310,227
                                                         -----------     -----------     -----------    -----------     -----------

              Total liabilities and stockholders'
                equity                                   $   969,314     $ 1,389,274     $    86,351    $(1,468,417)    $   976,522
                                                         ===========     ===========     ===========    ===========     ===========

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                     Three Months Ended September 30, 2002
                                                         -----------------------------------------------------------------
                                                        Parent       Guarantor   Non-Guarantor  Eliminations  Consolidated
                                                       ---------     ---------   -------------  ------------  ------------
Drilling and rental revenues:
  U.S. drilling                                        $    --       $  31,701     $    --       $     276     $  31,977
  International drilling                                    --          41,930        13,723           597        56,250
  Rental tools                                              --          11,852          --            --          11,852
                                                       ---------     ---------     ---------     ---------     ---------
Total drilling and rental revenues                          --          85,483        13,723           873       100,079
                                                       ---------     ---------     ---------     ---------     ---------

Drilling and rental operating expenses:
  U.S. drilling                                             --          22,694          --             276        22,970
  International drilling                                    --          24,252         9,365           597        34,214
  Rental tools                                              --           5,255          --            --           5,255
  Depreciation and amortization                             --          23,523         1,530          --          25,053
                                                       ---------     ---------     ---------     ---------     ---------
Total drilling and rental operating expenses                --          75,724        10,895           873        87,492
                                                       ---------     ---------     ---------     ---------     ---------

Drilling and rental operating income                        --           9,759         2,828          --          12,587
                                                       ---------     ---------     ---------     ---------     ---------

Construction contract revenue                               --          17,285          --            --          17,285
Construction contract expense                               --          16,515          --            --          16,515
                                                       ---------     ---------     ---------     ---------     ---------

Net construction contract operating income (Note 4)         --             770          --            --             770
                                                       ---------     ---------     ---------     ---------     ---------

General and administrative expense (1)                        90         6,032          --             (25)        6,097
Provision for doubtful accounts                             --           1,500          --            --           1,500
                                                       ---------     ---------     ---------     ---------     ---------

Total operating income                                       (90)        2,997         2,828            25         5,760
                                                       ---------     ---------     ---------     ---------     ---------

Other income and (expense):
  Interest expense                                       (14,487)      (10,654)         (395)       12,220       (13,316)
  Interest income                                         11,022           929           428       (12,220)          159
  Gain on disposition of assets                             --           6,287          --          (4,629)        1,658
  Minority interest expense                                 --            --            --            (184)         (184)
  Other income (expense) - net                              (294)        2,227        (2,105)          (24)         (196)
  Equity in net earnings of subsidiaries                  (8,130)         --            --           8,130          --
                                                       ---------     ---------     ---------     ---------     ---------
Total other income and (expense)                         (11,889)       (1,211)       (2,072)        3,293       (11,879)
                                                       ---------     ---------     ---------     ---------     ---------

Income (loss) before income taxes and cumulative
  effect of change in accounting principle               (11,979)        1,786           756         3,318        (6,119)
Income tax expense (benefit):
  Current                                                     41         5,860          --            --           5,901
  Deferred                                                (4,000)         --            --            --          (4,000)
                                                       ---------     ---------     ---------     ---------     ---------
Income tax expense (benefit)                              (3,959)        5,860          --            --           1,901
                                                       ---------     ---------     ---------     ---------     ---------
Income (loss) before cumulative effect of change
  in accounting principle                                 (8,020)       (4,074)          756         3,318        (8,020)
Cumulative effect of change in accounting principle         --            --            --            --            --
                                                       ---------     ---------     ---------     ---------     ---------

Net income (loss)                                      $  (8,020)    $  (4,074)    $     756     $   3,318     $  (8,020)
                                                       =========     =========     =========     =========     =========







(1) All field operations general and administrative expense are included in operating expenses.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                            Nine Months Ended September 30, 2002
                                            -------------------------------------------------------------------
                                             Parent       Guarantor   Non-Guarantor  Eliminations  Consolidated
                                            ---------     ---------   -------------  ------------  -------------
Drilling and rental revenues:
  U.S. drilling                             $    --       $  81,321     $    --       $     276     $  81,597
  International drilling                         --         160,274        13,723         1,318       175,315
  Rental tools                                   --          37,206          --            --          37,206
                                            ---------     ---------     ---------     ---------     ---------
Total drilling and rental revenues               --         278,801        13,723         1,594       294,118
                                            ---------     ---------     ---------     ---------     ---------

Drilling and rental operating expenses:
  U.S. drilling                                  --          64,377          --             276        64,653
  International drilling                         --         101,441         9,365         1,318       112,124
  Rental tools                                   --          16,650          --            --          16,650
  Depreciation and amortization                  --          71,506         1,530          --          73,036
                                            ---------     ---------     ---------     ---------     ---------
Total drilling and rental
  operating expenses                             --         253,974        10,895         1,594       266,463
                                            ---------     ---------     ---------     ---------     ---------

Drilling and rental operating income             --          24,827         2,828          --          27,655
                                            ---------     ---------     ---------     ---------     ---------

Construction contract revenue                    --          81,948          --            --          81,948
Construction contract expense                    --          79,924          --            --          79,924
                                            ---------     ---------     ---------     ---------     ---------

Net construction contract operating
income (Note 4)                                  --           2,024          --            --           2,024
                                            ---------     ---------     ---------     ---------     ---------

General and administrative expense (1)            292        18,379          --             (88)       18,583
Provision for doubtful accounts                  --           1,500          --            --           1,500
                                            ---------     ---------     ---------     ---------     ---------

Total operating income                           (292)        6,972         2,828            88         9,596
                                            ---------     ---------     ---------     ---------     ---------

Other income and (expense):
  Interest expense                            (41,948)      (31,935)         (395)       35,869       (38,409)
  Interest income                              32,454         2,855         1,271       (35,869)          711
  Gain on disposition of assets                  --           7,819          --          (4,629)        3,190
  Minority interest expense                      --            --            --            (184)         (184)
  Other income (expense) - net                 (4,828)        2,509        (2,025)          (87)       (4,431)
  Equity in net earnings of subsidiaries     (102,767)         --            --         102,767          --
                                            ---------     ---------     ---------     ---------     ---------
Total other income and (expense)             (117,089)      (18,752)       (1,149)       97,867       (39,123)
                                            ---------     ---------     ---------     ---------     ---------

Income (loss) before income taxes
  and cumulative  effect of change
  in accounting principle                    (117,381)      (11,780)        1,679        97,955       (29,527)
Income tax expense (benefit):
  Current                                          41        14,710          --            --          14,751
  Deferred                                    (13,700)         --            --            --         (13,700)
                                            ---------     ---------     ---------     ---------     ---------
Income tax expense (benefit)                  (13,659)       14,710          --            --           1,051
                                            ---------     ---------     ---------     ---------     ---------
Income (loss) before cumulative effect
  of change in accounting principle          (103,722)      (26,490)        1,679        97,955       (30,578)
Cumulative effect of change in
  accounting principle                           --         (73,144)         --            --         (73,144)
                                            ---------     ---------     ---------     ---------     ---------

Net income (loss)                           $(103,722)    $ (99,634)    $   1,679     $  97,955     $(103,722)
                                            =========     =========     =========     =========     =========


(1) All field operations general and administrative expense are included in operating expenses.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                              Nine Months Ended September 30, 2002
                                                               -------------------------------------------------------------------
                                                                 Parent      Guarantor   Non-Guarantor  Eliminations  Consolidated
                                                               ---------     ---------   -------------  ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                            $(103,722)    $ (99,634)    $   1,679     $  97,955     $(103,722)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used) in operating activities:
      Depreciation and amortization                                 --          71,506         1,530          --          73,036
      Gain on disposition of assets                                 --          (7,819)         --           4,629        (3,190)
      Cumulative effect of change in accounting principle           --          73,144          --            --          73,144
      Expenses not requiring cash                                  2,759         3,439          --             (68)        6,130
      Deferred income taxes                                      (13,700)         --            --            --         (13,700)
      Equity in net earnings of subsidiaries                     102,767          --            --        (102,767)         --
      Change in operating assets and liabilities                 (12,435)        2,083       (12,307)       (2,023)      (24,682)
                                                               ---------     ---------     ---------     ---------     ---------

  Net cash provided by (used) in operating activities            (24,331)       42,719        (9,098)       (2,274)        7,016
                                                               ---------     ---------     ---------     ---------     ---------

Cash flows from investing activities:
  Capital expenditures                                               (81)        4,173       (37,530)       (5,800)      (39,238)
  Proceeds from the sale of equipment                                  8         5,459          --              (8)        5,459
                                                               ---------     ---------     ---------     ---------     ---------
  Net cash provided by (used) in investing activities                (73)        9,632       (37,530)       (5,808)      (33,779)
                                                               ---------     ---------     ---------     ---------     ---------

Cash flows from financing activities:
  Principal payments under debt obligations                       (3,887)         --            --            --          (3,887)
  Proceeds from interest rate SWAP settlement                      2,620          --            --            --           2,620
  Intercompany advances, net                                      (4,103)      (53,470)       49,491         8,082          --
                                                               ---------     ---------     ---------     ---------     ---------

  Net cash provided by (used) in financing activities             (5,370)      (53,470)       49,491         8,082        (1,267)
                                                               ---------     ---------     ---------     ---------     ---------

Net change in cash and cash equivalents                          (29,774)       (1,119)        2,863          --         (28,030)

Cash and cash equivalents at beginning of period                  50,937         8,072         1,391          --          60,400
                                                               ---------     ---------     ---------     ---------     ---------

Cash and cash equivalents at end of period                     $  21,163     $   6,953     $   4,254     $    --       $  32,370
                                                               =========     =========     =========     =========     =========

Report of Independent Accountants



To the Board of Directors and Shareholders
Parker Drilling Company

         We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of September 30, 2002 and the related consolidated condensed statements of operations for the three and nine month periods ended September 30, 2002 and 2001 and the consolidated condensed statement of cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


Tulsa, Oklahoma
October 29, 2002

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

INTRODUCTION AND OUTLOOK

         The $8.0 million loss incurred for the three months ended September 30, 2002, reflects a $3.5 million improvement as compared to the $11.5 million loss incurred during the second quarter of 2002. Gross margins improved in all drilling segments, most notably in our U.S. offshore market, due primarily to implementation of cost reduction measures, as dayrates were relatively unchanged. The improvement during the third quarter in our Gulf Coast market is primarily attributed to near 100% utilization for both the jackup rigs and the deep drilling barges. Further improvements in results of operations for this market were hindered by low utilization from our workover and intermediate barge rigs and platform rigs. Overall, utilization for our jackup rigs and domestic barge rigs during the third quarter of 2002 averaged 97% and 54%, respectively, as compared to 78% and 50% for the second quarter of 2002.

         Third quarter revenues in the international segment remained unchanged as compared to the second quarter of 2002, as international land rigs utilization continues to be negatively impacted by the release of four rigs in Colombia and one rig in Kazakhstan during the second quarter. In addition, although the two Nigerian barge rigs which were idle for a substantial portion of the second quarter due to ABS inspection and repairs have completed such repairs, only one received revenue during the third quarter. Though revenues remained unchanged gross margins increased approximately $4.0 million due primarily to reduced costs throughout the international segment.

          We anticipate that overall utilization and revenues for the fourth quarter of 2002 should approximate the third quarter. U.S. offshore revenues are expected to increase, albeit at a slow pace, partially offset by reduced revenues in the international segment. This reduction is the result of certain rigs in New Zealand and Indonesia completing their drilling programs during the third quarter with new contracts beginning in 2003. In addition, only one of the two Nigerian barge rigs that were idle during the second quarter for ABS inspections and repairs is now under contract, having signed a one year extension. This rig has been placed on a reduced standby or "hot stack" rate through the end of 2002, at which time the customer has the option to resume drilling operations, continue the "hot stack" rate or terminate the contract. Based on the current business outlook, we have updated our guidance regarding the anticipated range for revenues and losses for the year 2002. We now anticipate that revenues for the year will range from $390 to $400 million. Based on these revised estimates of 2002 revenues, we are now anticipating a loss in the range of $40 million plus or minus 5%, or a loss per share of $0.41 to $0.45. before the change in accounting principle, and approximately $111 million to $115 million or $1.19 to $1.24 per share after the cumulative effect of the change in accounting principle for 2002 (see Note 5 of the Notes to Unaudited Consolidated Condensed Financial Statements).

         The Company's domestic contracts are usually well to well contracts. Although it is common for international contracts to have multi-year terms, in most cases this will not preclude the customer from terminating the contract without cause prior to the scheduled termination date. When a customer exercises its contractual right to terminate a contract without cause before the end of the stated term, the contract may require the payment of an early termination fee based on the Company's investment in the project. In addition, the customer may have the obligation to pay a demobilization fee to return the rig to its point of origin.

         Our drilling operations in Kazakhstan are a significant part of our current international operations and our strategic growth for the future. Since 1993, our operations in Kazakhstan have grown from providing labor to our principal customer to owning and managing 11 drilling rigs for several operators. In the last few years, the government of Kazakhstan has requested that vendors incorporate local content into their operations to stimulate the development of a local oil and gas service industry and the Kazakhstan economy. In order to take advantage of the significant growth potential and remain a preferred vendor of the principal operators in Kazakhstan, it was advantageous for us to partner with a local company. In June 2002, Parker Drilling Company International Limited (PDCIL) entered into an agreement to sell two of its rigs in Kazakhstan to AralParker, a Kazakhstan joint venture company owned 50% by a Parker subsidiary and 50% by a Kazakhstan company, Aralnedra CJSC. The purchase price of the rigs was $42.7 million, which represents the fair market value according to an appraisal by an independent third party appraiser. The purchase of the rigs is being financed by Parker Drilling Company over a five-year period and is collateralized by a lien on the rigs and an assignment of the five-year drilling contract and its proceeds. The transaction closed on August 15, 2002. In addition, PDCIL will lease a third rig to AralParker, and will provide management and technical services to the joint venture company. In light of the Company's significant influence over the business affairs of AralParker, its financial statements will be consolidated with the Company's financial statements in accordance with GAAP. Although Aralnedra will effectively own 50% of the two rigs, PDCIL will continue to receive approximately 90% of the cash flow generated by the current five-year drilling contract through the proceeds of repayment of the loan and the management and technical services contract.

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

         The Company recorded a net loss of $8.0 million for the three months ended September 30, 2002 compared to net income of $3.0 million for the three months ended September 30, 2001. The net loss in the third quarter of 2002 is reflective of low utilization and dayrates in the U.S. Gulf of Mexico drilling operations, reduced rental tool revenues and reduced revenues in the international offshore operations when compared to the third quarter of 2001.

                                           Three Months Ended September 30,
                                        --------------------------------------------
                                                 2002                    2001
                                        -------------------     --------------------
                                                 (Dollars in Thousands)
Drilling and rental revenues:
    U.S. drilling                       $   31,977       32%    $   52,985       41%
    International drilling                  56,250       56%        57,047       44%
    Rental tools                            11,852       12%        18,895       15%
                                        ----------    -----     ----------    -----
Total drilling and rental revenues      $  100,079      100%    $  128,927      100%
                                        ==========    =====     ==========    =====



         The Company's drilling and rental revenues decreased $28.8 million to $100.1 million in the current quarter as compared to the third quarter of 2001. U.S. drilling revenues decreased $21.0 million due to lower dayrates and utilization in the Company's Gulf of Mexico drilling operations. Total U.S. barge rig revenues decreased $10.9 million in the current quarter, as a result of a 27% decrease in utilization as compared to the third quarter of 2001. Jackup rig revenues decreased $6.6 million in the current quarter as compared to the third quarter of 2001 due to a 47% decrease in dayrates, which was partially offset by an increase in average utilization. The jackup rigs current quarter average utilization was 97% compared to 81% for the third quarter of 2001. The platform rigs did not work during the third quarter of 2002 as compared to revenues of $3.5 million in the third quarter of 2001.

         International drilling revenues decreased $0.8 million to $56.3 million in the current quarter as compared to the third quarter of 2001. International land drilling revenues increased $2.1 million while international offshore drilling revenues decreased $2.9 million. Primarily responsible for the improvement in international land drilling revenues was increased dayrates in the CIS region that includes Kazakhstan and Russia, resulting in additional revenues of $1.7 million. Higher rates were partially offset by one rig being stacked in the Karachaganak field during the second quarter. Land drilling revenues increased $1.7 million in the Asia Pacific region primarily due to increased utilization in New Zealand and Indonesia. During the third quarter of 2002 one additional rig worked in both New Zealand and Indonesia as compared to the prior year's third quarter. Revenues declined $1.7 million in Latin America due primarily to a sharp decline in activity in both Bolivia and Colombia. As previously noted a customer in Colombia released four rigs resulting in a $5.6 million decrease in revenues, which was partially offset by new contracts in 2002 in Ecuador and Peru. The Ecuador drilling contract was completed at the end of the third quarter.

         The decrease of $2.9 million in international offshore drilling revenues was due primarily to Nigerian operations. Two of the four barge rigs in Nigeria were idle for a substantial portion of the second quarter due to ABS inspection and repairs. Upon completion of the inspection and repairs one barge rig went back to work for the entire third quarter, but the contract for the second barge rig was not renewed and did not work during the third quarter. Currently both barge rigs are stacked with one rig on a reduced "hot stack" rate. The customer has postponed some drilling activities until 2003 due to 2002 budgetary issues. We are cautiously optimistic that both barge rigs will go back to work during 2003. The remaining two barge rigs in Nigeria worked throughout 2002 and are expected to operate through 2003.

         Rental tool revenues decreased $7.0 million as Quail Tools reported revenues in the current quarter of $11.8 million. Quail Tools continued to be negatively impacted by the reduced activity in the U.S. drilling markets. Revenues decreased $4.0 million from the New Iberia, Louisiana operations, $1.9 million from the Victoria, Texas operations and $1.5 from the Odessa, Texas operations. The Evanston, Wyoming operations opened during the second quarter of 2002 and contributed revenues of $0.4 million.


                                                        Three Months Ended September 30,
                                                 ----------------------------------------------
                                                         2002                       2001
                                                 -------------------        -------------------
                                                            (Dollars in Thousands)
Drilling and rental profit margins:
    U.S. drilling                                $   9,007       28%        $  23,158       44%
    International drilling                          22,036       39%           18,633       33%
    Rental tools                                     6,597       56%           12,145       64%
                                                 ---------                  ---------
Total drilling and rental profit margins            37,640       38%           53,936       42%
                                                 ---------                  ---------

    Depreciation and amortization                  (25,053)                   (24,330)
    Net construction contract operating income         770                       --
    General and administrative expense              (6,097)                    (4,925)
    Provision for doubtful accounts                 (1,500)                      --
    Reorganization expense                            --                       (2,306)
                                                 ---------                  ---------
Total operating income                           $   5,760                  $  22,375
                                                 =========                  =========

(Drilling and rental profit margin - drilling and rental revenues less direct drilling and rental operating expenses; drilling and rental profit margin percentages - drilling and rental profit margin as a percent of drilling and rental revenues.)

         Drilling and rental profit margins of $37.6 million in the current quarter reflected a decrease of $16.3 million from the third quarter of 2001. In the U.S. drilling market, profit margins decreased $14.2 million. U.S. profit margins were negatively impacted during the current quarter by lower utilization and dayrates in the Gulf of Mexico as previously discussed. Average dayrates decreased approximately 51% for jackup rigs and 10% for barge rigs in the current quarter when compared to the third quarter of 2001.

         International drilling profit margins increased $3.4 million in the current quarter as compared to the third quarter of 2001. International land drilling profit margins increased $4.5 million to $15.1 million during the current quarter due primarily to increased average dayrates during 2002 and high mobilization costs in 2001 in the CIS region. The international offshore drilling profit margin decreased $1.1 million to $6.9 million in the third quarter. This decrease is attributed to the ABS inspection and repairs in the current quarter for the one barge rig in Nigeria that did not operate as previously mentioned, and increased property taxes in the Caspian Sea operations.

         Rental tool profit margin decreased $5.5 million to $6.6 million during the current quarter as compared to the third quarter of 2001. Profit margin percentage decreased to 56% during the current quarter as compared to 64% for the third quarter of 2001. The decline in profit margin was primarily attributable to increased inspection and cleaning costs because a number of rental tools are not presently under contract.

         During the first quarter of 2002, the Company announced a new contract to build and operate a rig to drill extended reach wells to offshore targets from a land-based location on Sakhalin Island, Russia for an international consortium. The revenue and expense for the project are recognized as construction contract revenue and expense. The engineering fee is calculated on a percentage of completion basis, of which $0.8 million was recognized during the three months ended September 30, 2002.

         General and Administrative expense increased $1.2 million to $6.1 million in the current quarter as compared to the third quarter of 2001. This increase is primarily attributable to personnel costs, rent expense for the new corporate office in Houston and professional fees.

         During the third quarter a U.S. offshore customer filed for bankruptcy. The Company increased its allowance for doubtful accounts by $1.5 million to reserve for the potential loss.

         Reorganization expense of $2.3 million for the three months ended September 30, 2001 includes non-recurring expense for the move of the corporate office to Houston and the reorganization of certain management positions.

         Third quarter income tax expense consists of foreign tax expense of $5.9 million and a deferred tax benefit of $4.0 million. Foreign taxes increased $2.5 million as compared to the third quarter of 2001 due to an increase in income taxes in Kazakhstan, Peru, Ecuador, Indonesia and New Zealand reflecting an increase in gross margins. The deferred tax benefit was recognized due to the loss generated during the third quarter of 2002.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

         The Company recorded a net loss of $30.6 million before the cumulative effect of a change in accounting principle for the nine months ended September 30, 2002 compared to net income of $7.2 million recorded for the nine months ended September 30, 2001. Adoption of SFAS No. 142 resulted in a $73.1 million impairment of goodwill which was recognized as a change in accounting principle, (see Note 5 of the Notes to Unaudited Consolidated Condensed Financial Statements). The net loss in the current period of 2002 is reflective of lower utilization and dayrates in the Gulf of Mexico drilling operations, declining utilization in Latin America, and reduced revenues in the Company's rental tool operations.

                                                          Nine Months Ended September 30,
                                                 -------------------------------------------------
                                                           2002                       2001
                                                 ---------------------        --------------------
                                                            (Dollars in Thousands)
Drilling and rental revenues:
    U.S. drilling                                  $ 81,597        28%       $ 158,228         42%
    International drilling                          175,315        60%         167,729         45%
    Rental tools                                     37,206        12%          50,759         13%
                                                  ---------     ------       ---------     -------
Total drilling and rental revenues                $ 294,118       100%       $ 376,716        100%
                                                  =========     ======       =========     =======

         The Company's drilling and rental revenues decreased $82.6 million to $294.1 million in the current nine-month period as compared to the nine months ended September 30, 2001. U.S. drilling revenues decreased $76.6 million due to lower dayrates and utilization in the Company's Gulf of Mexico drilling operations. Total barge rig revenues decreased $37.5 million in the current nine-month period, as a result of a 35% decrease in utilization as compared to the nine months ended September 30, 2001. Jackup rig revenues decreased $30.3 million in the current nine-month period as compared to the comparable nine months in 2001 due to a 48% decrease in dayrates and a 11% decrease in utilization. Platform rig utilization and dayrates decreased 45% and 26%, respectively, resulting in an $8.8 million decrease in revenues.

         International drilling revenues increased $7.6 million to $175.3 million in the current nine-month period as compared to the nine months ended September 30, 2001. International land drilling revenues increased $11.5 million while international offshore drilling revenues decreased $3.9 million. Primarily responsible for the improvement in international land drilling revenues was increased rig activity in the CIS region, where an increase of three rigs resulted in additional revenues of $9.2 million. Land drilling revenues increased $7.0 million in the Asia Pacific region due to increased utilization in Papua New Guinea and Indonesia. Revenues increased $0.6 million in Kuwait as additional labor contracts were added. Revenues declined $5.4 million in Latin America due to decreased activity in Colombia and Bolivia partially offset by new 2002 contracts in Ecuador and Peru. The contract in Ecuador was completed at the end of the third quarter.

         The decrease of $3.9 million in international offshore drilling revenues was due primarily to Nigeria with two barge rigs down for ABS inspections and repairs. Upon completing the repair work one of the barge rigs returned to work to complete its contract during the third quarter. Due to budgetary issues the customer has extended the contract for one of the two barge rigs which rig has been placed on a reduced "hot stack" rate, pending resumption of operations. We are cautiously optimistic that both barge rigs will return to work in 2003.

         Rental tool revenues decreased $13.6 million as Quail Tools reported revenues in the current nine-month period of $37.2 million. Quail Tools was negatively impacted by the reduced drilling activity in the Gulf of Mexico markets. Revenues decreased $6.1 million from the New Iberia, Louisiana operations, $6.5 million from the Victoria, Texas operations, $1.6 million from the Odessa, Texas operations, which were partially offset by revenues of $0.6 million from new operations in Evanston, Wyoming.

                                                         Nine Months Ended September 30,
                                                  ------------------------------------------------
                                                           2002                       2001
                                                  --------------------         -------------------
                                                              (Dollars in Thousands)
Drilling and rental profit margins:
    U.S. drilling                                   $ 16,944       21%         $ 71,983        45%
    International drilling                            63,191       36%           51,672        31%
    Rental tools                                      20,556       55%           33,189        65%
                                                    --------                   --------
Total drilling and rental profit margins             100,691       34%          156,844        42%
                                                    --------                   --------

    Depreciation and amortization                    (73,036)                   (71,425)
    Net construction contract operating income         2,024                          -
    General and administrative expense               (18,583)                   (14,805)
    Provision for doubtful accounts                   (1,500)                         -
    Reorganization expense                                 -                     (7,500)
                                                    --------                   --------
Total operating income                              $  9,596                   $ 63,114
                                                    ========                   ========

(Drilling and rental profit margin - drilling and rental revenues less direct drilling and rental operating expenses; drilling and rental profit margin percentages - drilling and rental profit margin as a percent of drilling and rental revenues.)

         Drilling and rental profit margins of $100.7 million in the current nine-month period reflected a decrease of $56.2 million from the nine months ended September 30, 2001. The U.S. Gulf of Mexico drilling operations accounted for $55.0 million of the decrease in profit margin. Lower average dayrates and utilization for the U.S. fleet combined with increased barge rig labor and insurance rates contributed to the decline in profit margins for the current nine-month period compared to the nine months ended September 30, 2001.

         International drilling profit margins increased $11.5 million in the current nine-month period as compared to the nine months ended September 30, 2001. International land drilling profit margins increased $13.8 million to $44.8 million during the current nine-month period due primarily to increased utilization in the Company's land drilling operations as previously discussed. The international offshore drilling profit margin decreased $2.3 million to $18.4 million in the current nine-month period. The decrease is primarily attributed to higher operating expenses, which resulted from increased property taxes for Rig 257 in the Caspian Sea operations and reduced revenues due to downtime in Nigeria.

         Rental tool profit margins decreased $12.6 million to $20.6 million during the current nine-month period as compared to the first nine months ended September 30, 2001. Profit margin percentage decreased to 55% during the current nine-month period as compared to 65% for the nine months ended September 30, 2001 due to increasing costs in relation to the decreased revenue levels. The increase in operating expenses is primarily attributed to higher salary expense and increased inspection and cleaning costs of rental tools, as previously discussed.

         During the first quarter of 2002, the Company announced a new contract to build and operate a rig to drill extended reach wells to offshore targets from a land-based location on Sakhalin Island, Russia for an international consortium. The revenue and expense for the project are recognized as construction contract revenue and expense. The engineering fee is calculated on a percentage of completion basis, of which $2.0 million was recognized during the nine months ended September 30, 2002.

         General and Administrative expense increased $3.8 million to $18.6 million in the current nine-month period as compared to the nine months ended September 30, 2001. This increase is primarily attributed to increased rent expense for the new corporate office in Houston and the new office in Tulsa, severance for reduction in force, legal and professional fees and maintenance on the former corporate headquarters in Tulsa, currently held for sale.

         During the third quarter a U.S. offshore customer filed for bankruptcy. The Company increased its allowance for doubtful accounts by $1.5 million to reserve for the potential loss.

         Reorganization expense of $7.5 million for the nine months ended September 30, 2001 includes non-recurring expense for the move of the corporate office to Houston and the reorganization of certain management positions.

         Interest expense decreased $2.6 million due primarily to lower interest rates associated with the three $50.0 million swap agreements signed in December 2001 and January 2002. The swap agreements were terminated in July 2002 (see
Note 6 of the Notes to Unaudited Consolidated Condensed Financial Statements).

         Other expense of $4.4 million for the nine months ended September 30, 2002 includes $3.6 million related to the Exchange Offer (see Note 7 of the Notes to Unaudited Consolidated Condensed Financial Statements) and $0.6 million costs incurred for the attempted purchase of Australian Oil and Gas.

         Income tax expense for the nine months ended September 30, 2002 consists of foreign tax expense of $14.8 million and a deferred tax benefit of $13.7 million. Foreign taxes increased $4.3 million due primarily to $3.1 million in additional taxes paid during the first quarter in Colombia, primarily related to the 2001 tax return and increased taxes in the Asia Pacific region. The increases were offset by a reduction in the 2001 taxes accrued in Kazakhstan resulting from the favorable court ruling received in March 2002. The deferred tax benefit was recognized due to the loss generated during the current nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2002, the Company had cash, cash equivalents and other short-term investments of $32.4 million, a decrease of $28.0 million from December 31, 2001. The net cash provided by operating activities as reflected on the Consolidated Condensed Statement of Cash Flows was $7.0 million. Due to the reduced revenues during 2002, accounts and notes receivable decreased $13.0 million and accounts payable and accrued liabilities decreased $10.3 million. In addition, net cash provided by operating activities includes, in other current assets, a $27.2 million increase in net receivables relating to construction of Rig 262 for the Sakhalin Island project. Payments totaling $22.0 million were received during October from our customer and only minimal additional working capital will be required until the rig begins operations in 2003. The Company is under contract for the mobilization of the rig to Sakhalin Island and will also receive a dayrate for rig-up on site.

         Net cash used in investing activities was $33.8 million. This included $39.2 million for capital expenditures net of proceeds from the sale of assets of $5.5 million. Net cash used in financing activities was $1.3 million. This included $3.9 million repayment of debt net of $2.6 million proceeds from the settlement of three interest rate swap agreements.

         The Company has total long-term debt, including the current portion, of $590.5 million at September 30, 2002. The Company has a $50.0 million revolving credit facility with a group of banks led by Bank of America. This facility is available for working capital requirements, general corporate purposes and to support letters of credit. The revolver is collateralized by accounts receivable, inventory and certain barge rigs located in the Gulf of Mexico. The facility contains customary affirmative and negative covenants. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80 percent of eligible receivables plus 50 percent of supplies in inventory, less the amount utilized in support of letters of credit. Currently, the borrowing base of $50.0 million is reduced by $15.6 million in outstanding letters of credit, resulting in available revolving credit of $34.4 million. As of October 31, 2002 no amounts have been drawn down against the revolving credit facility. The revolver terminates on October 22, 2003.

         The Company anticipates that working capital funds required for capital spending in 2002 will be met from existing cash, other short-term investments and cash provided by operations. It is management's present intention to limit capital spending, net of reimbursements from customers, to approximately $50 million in 2002, $39.2 million of which has been expended during the first nine months of 2002. Should new opportunities requiring additional capital arise, or should revenues not meet management's guidance projections, the Company may utilize the revolving credit facility. In addition, the Company may seek project financing or equity participation from outside alliance partners or customers to fund certain capital projects. The Company cannot predict whether such financing or equity participation would be available on terms acceptable to the Company.

         The Company is exposed to interest rate risk from its fixed-rate debt. The Company had hedged against the risk of changes in the fair value associated with its 9.75% Senior Notes by entering into three fixed-to-variable interest rate swap agreements with a total notional amount of $150.0 million. The Company assumes no ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt and no net gain or loss is recognized in earnings. For the nine-month period ended September 30, 2002, the interest rate swap reduced interest expense by $2.4 million.

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

OTHER MATTERS

Critical Accounting Policies

         The Company considers certain accounting policies related to impairment of property, plant and equipment, impairment of goodwill and the valuation of deferred tax assets to be critical policies due to the estimation processes involved in each. These policies and other significant accounting policies are summarized in our annual report on Form 10-K for the year ended December 31, 2001.

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

         In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has no such activities, thus the Company does not believe the impact of adoption of SFAS No. 146 will be material.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

         The Company has hedged against a portion of the risk of changes in fair value associated with its $214.2 million 9.75% Senior Notes by entering into three fixed-to-variable interest rate swap agreements with a total notional amount of $150.0 million. The terms of the swap agreements are as follows:

               Months                       Notional Amount      Fixed Rate            Floating Rate
--------------------------------------   --------------------------------------   ------------------------
                                                 (Dollars in Thousands)
December 2001 - November 2006                    $ 50,000                9.75%    Three-month LIBOR
                                                                                    plus 446 basis points
January 2002 - November 2006                     $ 50,000                9.75%    Three-month LIBOR
                                                                                    plus 475 basis points
January 2002 - November 2006                     $ 50,000                9.75%    Three-month LIBOR
                                                                                    plus 482 basis points

         The Company assumes no ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt and no net gain or loss is recognized in earnings. During the nine month period ended September 30, 2002, the interest rate swap reduced interest expense by $2.4 million.

         On July 24, 2002, the Company terminated all the interest rate swap agreements and received $3.5 million. A gain totaling $2.6 million will be recognized as a reduction to interest expense over the remaining term (ending November 2006) of the debt instrument.

ITEM 4.  CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

         There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

             None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 2, 2002 the Company announced it had successfully completed the exchange of $235.6 million in principal amount of new 10.125% Senior Notes due 2009 ("New Notes") for a like amount of its 9.75% Senior Notes due 2006 ("Outstanding Notes"), pursuant to an exchange offer described in the Offering Circular dated April 1, 2002 (the "Exchange Offer"). The Exchange Offer was effected without registration, in reliance on the registration exemption provided by Section 4(2) of the Securities Act of 1933, as amended, which applies to offers and sales of securities that do not involve a public offering, and Regulation D promulgated under that act. The Exchange Offer was made to a limited number of existing holders of the Outstanding Notes that were institutional accredited investors. The Company relied on representations from such institutional accredited investors that the New Notes were acquired for investment and not with a view to the distribution thereof. On July 1, 2002, the Company filed a registration statement on Form S-4 offering to exchange the New Notes for notes of the Company having substantially identical terms in all material respects as the New Notes (the "Exchange Notes"). The offer to exchange the New Notes for Exchange Notes was consummated on September 17, 2002. The New Notes and Exchange Notes will be governed by the terms of the indenture executed by the Company, the Subsidiary Guarantors and the trustee dated May 2, 2002, the terms of which are substantially the same as the terms of the 1998 Indenture, as amended by the Fourth Supplemental Indenture, as described below.

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

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:
          The following exhibits are filed as part of this report:

           Exhibit
           Number                   Description
          ---------                 -----------

            15          Letter re Unaudited Interim Financial Information

            99.1        Sarbanes-Oxley Act of 2002 Certification  - Chief Executive Officer

            99.2        Sarbanes-Oxley Act of 2002 Certification  - Chief Financial Officer

      (b) Reports on Form 8-K: None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Parker Drilling Company

                                                          Registrant



Date:  November 12, 2002


                                         By:      /s/ James W. Whalen
                                              ----------------------------------
                                                  James W. Whalen
                                                  Senior Vice President and
                                                  Chief Financial Officer



                                         By:      /s/ W. Kirk Brassfield
                                              ----------------------------------
                                                  W. Kirk Brassfield
                                                  Vice President and Controller

                             PARKER DRILLING COMPANY
                              OFFICER CERTIFICATION


I, Robert L. Parker Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Parker Drilling
   Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002


                                                /s/ Robert L. Parker Jr.
                                                -------------------------------
                                                Robert L. Parker Jr.
                                                President and Chief Executive
                                                Officer and Director

                             PARKER DRILLING COMPANY
                              OFFICER CERTIFICATION


I, James W. Whalen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Parker Drilling
   Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002


                                                   /s/ James W. Whalen
                                                   -----------------------------
                                                   James W. Whalen
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS


           Exhibit
           Number                   Description
          ---------                 -----------

            15          Letter re Unaudited Interim Financial Information

            99.1        Sarbanes-Oxley Act of 2002 Certification  - Chief Executive Officer

            99.2        Sarbanes-Oxley Act of 2002 Certification  - Chief Financial Officer