Form 10-Q
period 2003-03-31
PARKER DRILLING CO /DE/
filed 2003-05-14
CIK 76321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                     TO
                                    -------------------    ---------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act of 1934). Yes [X] No [ ]

      As of April 30, 2003, 92,946,676 common shares were outstanding.

                             PARKER DRILLING COMPANY

                                      INDEX

                                                                                  Page No.
                                                                                  --------
Part  I.   Financial Information                                                      2

           Item 1.  Financial Statements                                              2

           Consolidated Condensed Balance Sheets (Unaudited)
             March 31, 2003 and December 31, 2002                                     2

           Consolidated Condensed Statements of Operations (Unaudited)
             Three Months Ended March 31, 2003 and 2002                               3

           Consolidated Condensed Statements of Cash Flows (Unaudited)
             Three Months Ended March 31, 2003 and 2002                               4

           Notes to Unaudited Consolidated Condensed
            Financial Statements                                                   5 - 13

           Report of Independent Accountants                                         14

           Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                  15 - 24

           Item 3.  Quantitative and Qualitative Disclosures about Market Risk       25

           Item 4.  Controls and Procedures                                          25

Part II.   Other Information                                                         25

           Item 1.  Legal Proceedings                                                25

           Item 2.  Changes in Securities and Use of Proceeds                        25

           Item 3.  Defaults Upon Senior Securities or Dividend Arrearages           25

           Item 4.  Submission of Matters to a Vote of Security Holders              26

           Item 5.  Other Information                                                26

           Item 6. Exhibits and Reports on Form 8-K                                  26

           Signatures                                                                27

           Officer Certifications                                                 28 - 29

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                               March 31,      December 31,
                                                                 2003            2002
                                                                 ----            ----
                          ASSETS
Current Assets:
  Cash and cash equivalents .............................      $  84,402       $  51,982
  Accounts and notes receivable, net ....................         84,458          89,363
  Rig materials and supplies ............................         16,734          17,161
  Other current assets ..................................          2,302           8,631
                                                               ---------       ---------
        Total current assets ............................        187,896         167,137
                                                               ---------       ---------
Property, plant and equipment less accumulated
  depreciation and amortization of $625,581 at
  March 31, 2003 and $604,813 at December 31, 2002 ......        622,388         641,278
Goodwill, net of accumulated amortization of $108,412 at
  March 31, 2003 and December 31, 2002 ..................        115,983         115,983
Other noncurrent assets .................................         26,140          28,927
                                                               ---------       ---------
            Total assets ................................      $ 952,407       $ 953,325
                                                               =========       =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt .....................      $   6,603       $   6,486
  Accounts payable and accrued liabilities ..............         63,099          50,742
  Accrued income taxes ..................................          6,501           4,347
                                                               ---------       ---------
        Total current liabilities .......................         76,203          61,575
                                                               ---------       ---------
Long-term debt ..........................................        581,733         583,444
Other long-term liabilities .............................          9,897           7,680
Contingencies (Note 6)
Stockholders' equity:
  Common stock ..........................................         15,491          15,465
  Capital in excess of par value ........................        435,333         434,998
  Accumulated other comprehensive income - net unrealized
    gain on investments available for sale ..............            452             664
  Accumulated deficit ...................................       (166,702)       (150,501)
                                                               ---------       ---------
      Total stockholders' equity ........................        284,574         300,626
                                                               ---------       ---------
            Total liabilities and stockholders' equity ..      $ 952,407       $ 953,325
                                                               =========       =========

See accompanying notes to unaudited consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                             2003               2002
                                                             ----               ----
Drilling and rental revenues:
  U.S. drilling ...................................      $     28,261       $     22,705
  International drilling ..........................            54,254             71,593
  Rental tools ....................................            12,613             12,111
                                                         ------------       ------------
Total drilling and rental revenues ................            95,128            106,409
                                                         ------------       ------------
Drilling and rental operating expenses:
  U.S. drilling ...................................            21,898             20,246
  International drilling ..........................            37,670             48,487
  Rental tools ....................................             5,416              5,609
                                                         ------------       ------------
Total drilling and rental operating expenses ......            64,984             74,342
                                                         ------------       ------------
Drilling and rental gross margins .................            30,144             32,067
                                                         ------------       ------------
Construction contract revenue .....................             2,266             17,652
Construction contract expense .....................             2,266             16,398
                                                         ------------       ------------
Construction contract gross margin (Note 5) .......                --              1,254
                                                         ------------       ------------
Depreciation and amortization .....................            24,502             23,599
General and administrative expense ................             5,085              6,913
                                                         ------------       ------------
Total operating income ............................               557              2,809
                                                         ------------       ------------
Other income and (expense):
  Interest expense ................................           (13,444)           (12,460)
  Interest income .................................               206                352
  Gain on disposition of assets ...................               676                923
  Minority interest expense .......................                73                 --
  Other income (expense) - net ....................                81               (142)
                                                         ------------       ------------
Total other income and (expense) ..................           (12,408)           (11,327)
                                                         ------------       ------------
Loss before income taxes and cumulative effect
  of change in accounting principle ...............           (11,851)            (8,518)
Income tax expense (benefit):
  Current .........................................             4,350              7,751
  Deferred ........................................                --             (5,200)
                                                         ------------       ------------
Income tax expense ................................             4,350              2,551
                                                         ------------       ------------
Loss before cumulative effect of change in
  accounting principle ............................           (16,201)           (11,069)
Cumulative effect of change in accounting
  principle .......................................               --            (73,144)
                                                         ------------       ------------
Net loss ..........................................      $    (16,201)      $    (84,213)
                                                         ============       ============
Loss per share - basic:
  Before cumulative effect of change in
    accounting principle ..........................      $      (0.17)      $      (0.12)
  Cumulative effect of change in
    accounting principle ..........................      $         --       $      (0.79)
  Net loss ........................................      $      (0.17)      $      (0.91)
Loss per share - diluted:
  Before cumulative effect of change in
    accounting principle ..........................      $      (0.17)      $      (0.12)
  Cumulative effect of change in
    accounting principle ..........................      $         --       $      (0.79)
  Net loss ........................................      $      (0.17)      $      (0.91)
Number of common shares used in computing
    earnings per share:
  Basic ...........................................        92,848,131         92,227,213
  Diluted .........................................        92,848,131         92,227,213

See accompanying notes to unaudited consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                 2003           2002
                                                                 ----           ----
Cash flows from operating activities:
  Net loss ..............................................      $(16,201)      $(84,213)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
      Depreciation and amortization .....................        24,502         23,599
      Gain on disposition of assets .....................          (676)          (923)
      Cumulative effect of change in accounting principle            --         73,144
      Expenses not requiring cash .......................         1,216          1,976
      Deferred income taxes .............................            --         (5,200)
      Change in operating assets and liabilities ........        29,872          3,843
                                                               --------       --------
  Net cash provided by operating activities .............        38,713         12,226
                                                               --------       --------
Cash flows from investing activities:
  Capital expenditures ..................................        (6,935)       (12,706)
  Proceeds from the sale of equipment ...................         2,289          2,275
                                                               --------       --------
  Net cash used in investing activities .................        (4,646)       (10,431)
                                                               --------       --------
Cash flows from financing activities:
  Principal payments under debt obligations .............        (1,647)        (1,209)
  Other .................................................            --            (67)
                                                               --------       --------
  Net cash used in financing activities .................        (1,647)        (1,276)
                                                               --------       --------
Net change in cash and cash equivalents .................        32,420            519
Cash and cash equivalents at beginning of period ........        51,982         60,400
                                                               --------       --------
Cash and cash equivalents at end of period ..............      $ 84,402       $ 60,919
                                                               ========       ========
Supplemental cash flow information:
  Interest paid .........................................      $  3,982       $  5,111
  Income taxes paid .....................................      $  3,480       $  1,302
Supplemental noncash investing activity:
  Net unrealized gain (loss) on investments available
    for sale (net of taxes $0 in 2003 and $(10) in 2002)       $   (212)      $    (19)
  Change in fair value of interest rate swap ............      $     --       $  1,685
  Capital lease obligation ..............................      $    290       $     --

See accompanying notes to unaudited consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. General - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of
      (1) the financial position as of March 31, 2003 and December 31, 2002, (2) the results of operations for the three months ended March 31, 2003 and 2002, and (3) cash flows for the three months ended March 31, 2003 and 2002. Results for the three months ended March 31, 2003 are not necessarily indicative of the results which will be realized for the year ending December 31, 2003. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002.

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

      Stock-Based Compensation - The Company's stock-based employee compensation plan is accounted for under the recognition and measurement principles of the Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                           2003            2002
                                                           ----            ----
                                                    (Dollars in Thousands, Except Per
                                                              Share Amounts)
Loss before cumulative effect of change
    in accounting principle .....................      $  (16,201)      $  (11,069)
Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards .......................            (392)            (717)
                                                       ----------       ----------
Pro forma loss before cumulative effect of
    change in accounting principle ..............      $  (16,593)      $  (11,786)
                                                       ==========       ==========
Loss per share before cumulative effect of change
    in accounting principle
    Basic as reported ...........................      $    (0.17)      $    (0.12)
    Basic pro forma .............................      $    (0.18)      $    (0.13)
    Diluted-as reported .........................      $    (0.17)      $    (0.12)
    Diluted-pro forma ...........................      $    (0.18)      $    (0.13)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for both quarters: no dividend yield; expected volatility of 56.9%; risk-free interest rate of 4.88%; and expected lives of options, 5-7 years.

2. Earnings Per Share -

               RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
             TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)

                                                    For the Three Months Ended March 31, 2003
                                                    -----------------------------------------
                                                     Loss              Shares          Per Share
                                                  (Numerator)       (Denominator)        Amount
                                                  -----------       -------------        ------
     Basic EPS:
     Net loss ..............................      $(16,201,000)        92,848,131      $  (0.17)

     Effect of dilutive securities:
     Stock options and grants ..............                --                 --            --

     Diluted EPS:
     Net loss ..............................      $(16,201,000)        92,848,131      $  (0.17)
                                                  ============         ==========      ========

                                                     For the Three Months Ended March 31, 2002
                                                     -----------------------------------------
                                                      Loss              Shares         Per-Share
                                                   (Numerator)       (Denominator)       Amount
                                                   -----------       -------------       ------
     Basic EPS:
     Loss before cumulative effect of change
         in accounting principle ...........      $(11,069,000)        92,227,213      $  (0.12)
     Cumulative effect of change in
         accounting principle ..............      $(73,144,000)        92,227,213      $  (0.79)
     Net loss ..............................      $(84,213,000)        92,227,213      $  (0.91)

     Effect of dilutive securities:
     Stock options and grants ..............                --                 --            --

     Diluted EPS:
     Loss before cumulative effect of change
         in accounting principle ...........      $(11,069,000)        92,227,213      $  (0.12)
     Cumulative effect of change in
         accounting principle ..............      $(73,144,000)        92,227,213      $  (0.79)
     Net loss ..............................      $(84,213,000)        92,227,213      $  (0.91)
                                                  ============         ==========      ========

     The Company has outstanding $124,509,000 of 5.5% Convertible Subordinated Notes which are convertible into 8,090,254 shares of common stock at $15.39 per share. The notes have been outstanding since their issuance in July 1997 but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. For the three months ended March 31, 2003, options to purchases 9,553,809 shares of common stock at prices ranging from $2.24 to $12.1875, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the period. For the three months ended March 31, 2002, options to purchase 8,463,810 shares of common stock at prices ranging from $2.25 to $12.1875, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the period.

3. Business Segments - The primary services the Company provides are as follows: U.S. drilling, international drilling and rental tools. Information regarding the Company's operations by industry segment for the three-months ended March 31, 2003 and 2002 is as follows (dollars in thousands):

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     2003            2002
                                                     ----            ----
      Drilling and rental revenues:
          U.S. drilling ...................      $  28,261       $  22,705
          International drilling ..........         54,254          71,593
          Rental tools ....................         12,613          12,111
                                                 ---------       ---------
      Total drilling and rental revenues ..         95,128         106,409
                                                 ---------       ---------

      Operating income (loss):
          U.S. drilling ...................         (3,536)         (7,577)
          International drilling ..........          5,203          12,541
          Rental tools ....................          3,975           3,504
                                                 ---------       ---------
      Total operating income by segment(1).          5,642           8,468

      Construction contract gross margin ..             --           1,254
      General and administrative expense ..         (5,085)         (6,913)
                                                 ---------       ---------
      Total operating income ..............            557           2,809

      Interest expense ....................        (13,444)        (12,460)
      Minority interest expense ...........             73              --
      Other income (expense) - net ........            963           1,133
                                                 ---------       ---------
      Loss before income taxes ............      $ (11,851)      $  (8,518)
                                                 =========       =========

      (1) Operating income by segment is calculated by excluding net construction contract operating income and general and administrative expense from operating income, as reported in the consolidated condensed statements of operations.

4. Reclassifications - Effective the first quarter of 2003 the Company changed its accounting for reimbursable costs. In prior years, the Company net the reimbursement with the cost in the Statement of Operations. Beginning in the current quarter, the Company reflected the reimbursements as operating revenues and the costs in operating expense. There is no effect on total operating income. The prior quarter presented has been reclassified to conform to the current presentation. The effect of making this change was an increase in both total drilling and rental revenues and total drilling and rental operating expenses of $9.1 million and $10.2 million for the quarter ended March 31, 2003 and 2002, respectively.

5. Construction Contract - The Company historically only constructed drilling rigs for its own use. At the request of one of its significant customers, the Company entered into a contract to design, construct, mobilize and sell ("construction contract") a specialized drilling rig to drill extended reach wells to offshore targets from a land-based location on Sakhalin Island, Russia, for an international consortium of oil and gas companies. The Company also entered into a contract to subsequently operate the rig on behalf of the consortium. Generally Accepted Accounting Principles ("GAAP") requires that revenues received and costs incurred related to the construction contract be accounted for and reported on a gross basis and income for the related fees should be recognized on a percentage of completion basis. Because this construction contract is not a part of the Company's historical or normal operations, the revenues and costs related to this contract have been shown as a separate component in the statement of operations.

6. Contingency - On July 6, 2001, the Ministry of State Revenues of Kazakhstan ("MSR") issued an Act of Audit to the Kazakhstan branch ("PKD Kazakhstan") of Parker Drilling Company International Limited ("PDCIL"), a wholly owned subsidiary of the Company, assessing additional taxes of approximately $29.0 million for the years 1998-2000. The assessment consisted primarily of adjustments in corporate income tax based on a determination by the Kazakhstan tax authorities that payments by Offshore Kazakhstan International Operating Company, ("OKIOC"), to PDCIL of $99.0 million, in reimbursement of costs for modifications to Rig 257, performed by PDCIL prior to the importation of the drilling rig into Kazakhstan, are income to PKD Kazakhstan, and therefore, taxable to PKD Kazakhstan. PKD Kazakhstan filed an Act of Non-Agreement that such reimbursements should not be taxable and requested that the Act of Audit be revised accordingly. In November 2001, the MSR rejected PKD Kazakhstan's Act of Non-Agreement, prompting PKD Kazakhstan to seek judicial review of the assessment. On December 28, 2001, the Astana City Court issued a judgment in favor of PKD Kazakhstan, finding that the reimbursements to PDCIL were not income to PKD Kazakhstan and not otherwise subject to tax based on the U.S.-Kazakhstan Tax Treaty. The MSR appealed the decision of the Astana City Court to the Civil Panel of the Supreme Court, which confirmed the decision of the Astana City Court that the reimbursements were not income to PKD Kazakhstan in March 2002. Although the court agreed with the MSR's position on certain minor issues, no additional taxes were payable as a result of this assessment. The MSR had until the end of March 2003 to appeal the decision of the Civil Panel to the Supervisory Panel of the Supreme Court of Kazakhstan. As of April 30, 2003, no appeal has been made by the MSR, but the MSR may petition the Supreme Court of Kazakhstan to reopen the case if material new evidence is discovered. In addition, PDCIL has filed a petition with the U.S. Treasury Department for competent authority review, which is a tax treaty procedure to resolve disputes as to which country may tax income covered under the treaty. The U.S. Treasury Department has granted our petition and has initiated proceedings with the MSR which are ongoing.

7. Goodwill - Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with this accounting principle, goodwill is no longer amortized but will be assessed for impairment on an annual basis.

     As an initial step in the implementation process, the Company identified four reporting units which had unamortized goodwill that would be tested for impairment. The four units qualify as reporting units in that they are one level below an operating segment, or an individual operating segment and discrete financial information exists for each unit. The four reporting units identified by its respective segment are as follows:

         U.S. drilling segment:             Barge rigs
                                            Jackup and Platform rigs(1)

         International drilling segment:    Nigeria barge rigs

         Rental tools segment:              Rental tools business

         (1) The jackup and platform rigs were aggregated due to the similarities in the markets served.

      As required under the transitional accounting provisions of SFAS No. 142, the Company completed both steps required to identify and measure goodwill impairment at each reporting unit. The first step involved identifying all reporting units with carrying values (including goodwill) in excess of fair value, which was estimated by an independent business valuation consultant using the present value of estimated future cash flows. The reporting units for which the carrying value exceeded fair value were then measured for impairment by comparing the implied fair value of the reporting unit goodwill, determined in the same manner as in a business combination, with the carrying amount of goodwill. The jackup and platform rigs reporting unit was the only unit where impairment was identified. As a result, goodwill related to the jackup and platform rigs was impaired by $73.1 million and was recognized as a cumulative effect of a change in accounting principle retroactive to the first quarter of 2002. The Company performed its annual impairment review during the fourth quarter of 2002 with no additional impairment required.

8. Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-term assets in the period in which the liability is incurred. Accordingly, we adopted this standard in the first quarter of 2003 and it did not have a material impact on our financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We adopted this standard in the first quarter of 2003 and it did not have a significant effect on our results of operations or our financial position.

      On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of SFAS No. 123." The standard provides additional transition guidance for companies that elect to voluntarily adopt the accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees." As we continue to follow APB No. 25, our accounting for stock-based compensation will not change as a result of SFAS No. 148. SFAS No. 148 does require certain new disclosures in both annual and interim financial statements. The interim disclosure provisions have been included as Note 1.

      In March 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement will be effective for contracts entered into, modified or designated as hedges after June 30, 2003. We will adopt this standard in July 2003 and do not expect it to have a significant effect on our results of operations or our financial position.

      On January 17, 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51." The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities ("VIE")) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. See Note 10 regarding our consolidation of AralParker, a company in which we own a 50 percent equity interest. We are consolidating AralParker because we exert significant influence and have a financial interest in the form of a loan, in addition to our equity interest.

9. Derivative Financial Instruments - The Company is exposed to interest rate risk from its fixed-rate debt. The Company hedged against a portion of the risk of changes in fair value associated with its $214.2 million 9.75% Senior Notes by entering into three fixed-to-variable interest rate swap agreements with a total notional amount of $150.0 million. The Company assumed no ineffectiveness as each interest rate swap agreement met the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swap agreements were offset by changes in the fair value of the debt and no net gain or loss was recognized in earnings. During the first quarter ended March 31, 2002, the interest rate swap agreements reduced interest expense by $1.1 million.

      On July 24, 2002, the Company terminated all the interest rate swap agreements and received $3.5 million. A gain totaling $2.6 million will be recognized as a reduction to interest expense over the remaining term (ending November 2006) of the debt instrument, of which $0.2 million was recognized during the first quarter of 2003.

10. Guarantor/Non-Guarantor Consolidating Condensed Financial Statements - Set forth on the following pages are the consolidating condensed financial statements of the restricted subsidiaries and our subsidiaries which are not restricted by the Senior Notes. All of the Company's Senior Notes are guaranteed by substantially all wholly owned subsidiaries of Parker Drilling. There are currently no restrictions on the ability of the subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries. In prior years, the non-guarantors were inconsequential, individually and in the aggregate, to the consolidated financial statements and separate financial statements of the guarantors were not presented because management had determined that they would not be material to investors.

      In August, 2002, Parker Drilling Company International Limited ("PDCIL") sold two of its rigs in Kazakhstan to AralParker, a Kazakhstan closed joint stock company which is owned 50 percent by PDCIL and 50 percent by a Kazakhstan company, Aralnedra, CJSC. Because PDCIL has significant influence over the business affairs of AralParker, its financial statements are consolidated with those of the Company.

      AralParker, Casuarina Limited (a wholly owned captive insurance company) and Parker Drilling Investment Company are all non-guarantor subsidiaries whose aggregate financial position and results of operations are no longer deemed to be inconsequential and, accordingly the Company is providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of March 31, 2003 and for the three months ended March 31, 2003.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                    Three Months Ended March 31, 2003
                                                  -------------------------------------------------------------------------
                                                    Parent        Guarantor     Non-Guarantor   Eliminations   Consolidated
                                                  ---------       ---------     -------------   ------------   ------------
Drilling and rental revenues:
  U.S. drilling ............................      $      --       $  28,261       $      --       $      --       $  28,261
  International drilling ...................             --          41,902          12,937            (585)         54,254
  Rental tools .............................             --          12,613              --              --          12,613
                                                  ---------       ---------       ---------       ---------       ---------
Total drilling and rental revenues .........             --          82,776          12,937            (585)         95,128
                                                  ---------       ---------       ---------       ---------       ---------

Drilling and rental operating expenses:
  U.S. drilling ............................              3          21,895              --              --          21,898
  International drilling ...................             --          27,681          10,586            (597)         37,670
  Rental tools .............................             --           5,416              --              --           5,416
                                                  ---------       ---------       ---------       ---------       ---------
Total drilling and rental operating expenses              3          54,992          10,586            (597)         64,984
                                                  ---------       ---------       ---------       ---------       ---------
Drilling and rental gross margins ..........             (3)         27,784           2,351              12          30,144
                                                  ---------       ---------       ---------       ---------       ---------

Construction contract revenue ..............             --           2,266              --              --           2,266
Construction contract expense ..............             --           2,266              --              --           2,266
                                                  ---------       ---------       ---------       ---------       ---------
Construction contract gross margin .........             --              --              --              --              --
                                                  ---------       ---------       ---------       ---------       ---------

Depreciation and amortization expense ......             --          22,936           1,566              --          24,502
General and administrative expense .........             37           5,048              --              --           5,085
                                                  ---------       ---------       ---------       ---------       ---------
Total operating income (loss) ..............            (40)           (200)            785              12             557
                                                  ---------       ---------       ---------       ---------       ---------
Other income and (expense):
  Interest expense .........................        (14,636)        (11,660)         (1,110)         13,962         (13,444)
  Interest income ..........................         12,845             901             422         (13,962)            206
  Gain on disposition of assets ............             --             677              (1)             --             676
  Minority interest expense ................             --              --              73              --              73
  Other income (expense) - net .............             --              81              12             (12)             81
  Equity in net earnings of subsidiaries ...        (13,498)             --              --          13,498              --
                                                  ---------       ---------       ---------       ---------       ---------
Total other income and (expense) ...........        (15,289)        (10,001)           (604)         13,486         (12,408)
                                                  ---------       ---------       ---------       ---------       ---------

Income (loss) before income taxes and
  cumulative effect of change in
  accounting principle .....................        (15,329)        (10,201)            181          13,498         (11,851)
Income tax expense:
  Current ..................................            872           3,478              --              --           4,350
  Deferred .................................             --              --              --              --              --
                                                  ---------       ---------       ---------       ---------       ---------
Income tax expense .........................            872           3,478              --              --           4,350
                                                  ---------       ---------       ---------       ---------       ---------
Net income (loss) ..........................      $ (16,201)      $ (13,679)      $     181       $  13,498       $ (16,201)
                                                  =========       =========       =========       =========       =========

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATING CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                       March 31, 2003
                                                       ---------------------------------------------------------------------------
                                                         Parent        Guarantor     Non-Guarantor   Eliminations     Consolidated
                                                       ---------       ---------     -------------   ------------     ------------
                      ASSETS
Current Assets:
  Cash and cash equivalents ......................     $  77,541      $     5,002      $   1,859      $        --       $  84,402
  Accounts and notes receivable, net .............        90,552           98,624         17,909         (122,627)         84,458
  Rig materials and supplies .....................            --           16,734             --               --          16,734
  Other current assets and short-term investments              1            2,223             28               50           2,302
                                                       ---------      -----------      ---------      -----------       ---------
        Total current assets .....................       168,094          122,583         19,796         (122,577)        187,896
                                                       ---------      -----------      ---------      -----------       ---------
Property, plant and equipment, net ...............           152          596,714         39,116          (13,594)        622,388
Goodwill, net ....................................            --          115,983             --               --         115,983
Investment in subsidiaries and intercompany
  advances .......................................       752,401          558,200         21,253       (1,331,854)             --
Other noncurrent assets ..........................        19,433           14,210            146           (7,649)         26,140
                                                       ---------      -----------      ---------      -----------       ---------
        Total assets .............................     $ 940,080      $ 1,407,690      $  80,311      $(1,475,674)      $ 952,407
                                                       =========      ===========      =========      ===========       =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt ..............     $   5,673      $       930      $      --      $        --       $   6,603
  Accounts payable and accrued liabilities .......        37,542          168,712          7,288         (143,942)         69,600
                                                       ---------      -----------      ---------      -----------       ---------
       Total current liabilities .................        43,215          169,642          7,288         (143,942)         76,203
                                                       ---------      -----------      ---------      -----------       ---------

Long-term debt ...................................       581,733               --             --               --         581,733
Deferred income tax ..............................       (45,300)          45,300             --               --              --
Other long-term liabilities and minority interest          1,275            8,622             --               --           9,897
Intercompany payables ............................        74,583          497,709         40,773         (613,065)             --
Contingencies (Note 6)

Stockholders' equity:
  Common stock and capital in excess of par value        450,824        1,078,708          5,451       (1,084,159)        450,824
  Accumulated other comprehensive income .........           452               --             --               --             452
  Accumulated deficit ............................      (166,702)        (392,291)        26,799          365,492        (166,702)
                                                       ---------      -----------      ---------      -----------       ---------
        Total stockholders' equity ...............       284,574          686,417         32,250         (718,667)        284,574
                                                       ---------      -----------      ---------      -----------       ---------
        Total liabilities and stockholders' equity     $ 940,080      $ 1,407,690      $  80,311      $(1,475,674)      $ 952,407
                                                       =========      ===========      =========      ===========       =========

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                            Three Months Ended March 31, 2003
                                                          -----------------------------------------------------------------------
                                                          Parent        Guarantor     Non-Guarantor  Eliminations    Consolidated
                                                          ------        ---------     -------------  ------------    ------------
Cash flows from operating activities:
  Net income (loss) .................................      $(16,201)      $(13,679)      $   181       $ 13,498       $(16,201)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization .................            --         22,936         1,566             --         24,502
      Gain on disposition of assets .................            --           (677)            1             --           (676)
      Expenses not requiring cash ...................           237         (7,303)           --          8,282          1,216
      Equity in net earnings of subsidiaries ........        56,383             --            --        (56,383)            --
      Change in operating assets and liabilities ....        (4,485)        20,730         1,171         12,456         29,872
                                                           --------       --------       -------       --------       --------
  Net cash (used in) provided by operating activities        35,934         22,007         2,919        (22,147)        38,713
                                                           --------       --------       -------       --------       --------
Cash flows from investing activities:
  Proceeds from the sale of equipment ...............            --          2,289            --             --          2,289
  Capital expenditures ..............................            --         (6,881)          (54)            --         (6,935)
                                                           --------       --------       -------       --------       --------
  Net cash used in investing activities .............            --         (4,592)          (54)            --         (4,646)
                                                           --------       --------       -------       --------       --------
Cash flows from financing activities:

  Principal payments under debt obligations .........        (1,647)            --            --             --         (1,647)
  Intercompany advances, net ........................            --        (18,631)       (3,516)        22,147             --
                                                           --------       --------       -------       --------       --------
  Net cash used in financing activities .............        (1,647)       (18,631)       (3,516)        22,147         (1,647)
                                                           --------       --------       -------       --------       --------
Net change in cash and cash equivalents .............        34,287         (1,216)         (651)            --         32,420

Cash and cash equivalents at beginning of period ....        43,254          6,218         2,510             --         51,982
                                                           --------       --------       -------       --------       --------
Cash and cash equivalents at end of period ..........      $ 77,541       $  5,002       $ 1,859       $     --       $ 84,402
                                                           ========       ========       =======       ========       ========

Report of Independent Accountants

To the Board of Directors and Shareholders
Parker Drilling Company

      We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of March 31, 2003 and the related consolidated condensed statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report, dated January 29, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                     /s/PricewaterhouseCoopers LLP
                                     -------------------------------------
                                     PricewaterhouseCoopers LLP


Tulsa, Oklahoma
April 28, 2003

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

      *future sales of assets

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

      *political instability

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

OUTLOOK AND OVERVIEW

      The Company's financial results for the first quarter of 2003 reflect a continuation of the depressed market conditions in both the Gulf of Mexico and international drilling markets. Rig utilization and dayrates have remained depressed in the Gulf of Mexico since the fourth quarter of 2001. The Company's international land drilling and offshore drilling markets experienced further weakness in the first quarter of 2003 compared to the fourth quarter of 2002. The Company's rental tool business improved during the quarter compared to both the fourth quarter of 2002 and the first quarter of 2002.

      While the downward trend in drilling activity in the Gulf of Mexico that began in late 2001 was in response to declining demand and prices for natural gas, due in part to the economic recession in the United States, this reduced level of activity continued through 2002 and the first quarter of 2003 even as the price for crude oil and natural gas increased. The continued decline in activity is most likely attributable to several factors, including a focus by exploration and production companies on improving their balance sheets by directing cash to debt reduction, the lack of acceptable well prospects and in some cases funding issues for independent operators. Due to the reduction in drilling activity in the first quarter of 2003, barge rig utilization decreased from 58 percent in the fourth quarter of 2002 to 52 percent in the first quarter of 2003, which was an improvement versus the 44 percent experienced in the first quarter of 2002 with average dayrates declining by approximately eight percent and 11 percent versus the fourth quarter of 2002 and the first quarter of 2002, respectively. Utilization for the jackup rigs decreased from 93 percent in the fourth quarter of 2002 to 75 percent during the first quarter of 2003, which was an improvement compared to the 53 percent experienced in the first quarter of 2002. Average dayrates for the jackup rigs improved by approximately four percent and 15 percent when compared to the fourth quarter of 2002 and the first quarter of 2002, respectively. The Company's rental tool business experienced an improvement in activity versus both the fourth quarter of 2002 and the first quarter of 2002. Rental tool revenues increased by 22 percent compared to the fourth quarter of 2002 and by four percent compared to the first quarter of 2002, and gross margins increased to 57 percent from 50 percent in the fourth quarter of 2002 and 54 percent in the first quarter of 2002.

      Our drilling operations in the Commonwealth of Independent States (the former Soviet Union, referred to hereinafter as the "CIS"), which includes Kazakhstan and Russia, are a significant part of our current international operations and the Company believes the region has potential for additional growth in the future. Since 1993, our operations in Kazakhstan have grown from providing labor to our principal customer to owning or managing 11 drilling rigs for several operators, currently six drilling rigs are operating. In response to the Kazakhstan government's request to incorporate local content and in order to take advantage of the growth potential and remain a preferred vendor in Kazakhstan, Parker partnered with a local company in July 2002. As a result of the agreement with AralParker, a Kazakhstan closed joint stock company which is owned 50 percent by Parker Drilling Company International Limited ("PDCIL") and 50 percent by a Kazakhstan company, Aralnedra CJSC, AralParker purchased two rigs from PDCIL and PDCIL assigned the contract associated with such rigs to AralParker. The purchase of the rigs by AralParker was financed by Parker Drilling over a five-year period. In addition, PDCIL is leasing a third rig to AralParker, and is operating the joint venture company pursuant to a management and technical services contract. In light of the Company's significant influence over the business affairs of AralParker, its financial statements are consolidated with the Company's financial statements in accordance with generally accepted accounting principles. Although Aralnedra effectively owns 50 percent of the two rigs, PDCIL receives approximately 90 percent of the cash flow generated by the current five-year drilling contract, effective February 2002, through the proceeds of repayment of the loan and the management and technical services contract.

      In November 2002, the Company and AralParker received notification from TengizChevroil ("TCO") to suspend drilling operations upon completion of wells being drilled in Kazakhstan's Tengiz field pending agreement on funding issues facing the TCO partners. On January 27, 2003, the Company and AralParker received notification to resume normal drilling operations in the Tengiz field, except for a labor contract on a TCO-owned rig. While we received notification of the suspension in mid-November, the rigs and crews were instructed to continue drilling wells in progress as of the date of the suspension notice. As a result, operations continued at near normal operating rates throughout most of the suspension period, resulting in a minimal financial impact to the Company and AralParker.

      In the first quarter of 2003, international revenues declined by $6.2 million as compared to the fourth quarter of 2002 and by $17.3 million versus the first quarter of 2002 with gross margins declining in the first quarter $4.5 million as compared to the fourth quarter of 2002 and $6.5 million versus the first quarter of 2002. The decline in revenues and gross margins in the first quarter of 2003 as compared to the fourth quarter of 2002 is attributable to the CIS and Asia Pacific regions, with CIS accounting for approximately 80 percent of the gross margin difference. The gross margin decline in the CIS is attributable to approximately equal declines in both the Tengiz and Karachaganak areas. During the fourth quarter the Company recognized a termination fee for one rig in Karachaganak accounting for the reduction in gross margin. Currently the Company is working one rig in Karachaganak down from three Company rigs operating during the first quarter of 2002. While the Company does not anticipate either of these areas will return to the level experienced in the fourth quarter in the near future, it is optimistic that other areas of opportunity will be available in the CIS. The decline of $17.3 million in revenues during the first quarter of 2003 versus the first quarter of 2002 generally occurred across all areas of operation; however, 85 percent of the $6.5 million decline in gross margin for the same period is related almost equally to Latin America and Asia Pacific.

      During the first quarter of 2003, cash flow from operations was $38.7 million versus $12.2 million for the first quarter of 2002. Management has continued its efforts that began in 2002 to significantly reduce capital expenditures, which were $45.2 million in 2002 as compared to $122.0 million in 2001. During the first quarter of 2003 the Company spent $6.9 million for capital expenditures compared to $12.7 million in the first quarter of 2002. In addition, management has continued to actively pursue the cost reduction program that began in 2002, including its focus on reducing the level of working capital required for day-to-day operations. As a result, the Company's cash position improved to $84.4 million at March 31, 2003 from $52.0 million at year end. Management anticipates that working capital needs and funds required for capital spending in 2003 will be met with cash provided by operations. Based on anticipated cash requirements for capital spending of less than $50.0 million in 2003, it is management's current intention to hold capital expenditures at or below this level and to apply available free cash flow to repay long-term debt. The amount of debt that can be repaid is dependent on the results of operations and the proceeds from the sale of assets in 2003. Should new opportunities requiring additional capital arise, that are not contemplated in management's current capital expenditure budget, the Company will utilize existing cash and, if necessary, borrowings under its revolving credit facility (this facility terminates on October 22, 2003, see Liquidity and Capital Resources section for additional information). In addition, the Company may seek project financing or equity participation from outside alliance partners or customers. The Company cannot predict whether such financing or equity participation would be available on terms acceptable to the Company.

      During the Company's first quarter conference call with investors, management revised its previously announced guidance for 2003 to a net loss range of $0.26 to $0.30 per share. This estimate is based on management's belief that both dayrates and utilization will increase modestly during the last half of the year on the basis that current prices and expected demand for oil and gas will stimulate an increase in drilling activity. Also, during the conference call the Company reaffirmed its plan to sell assets by mid-year. Though the exact assets that ultimately will be sold have not been identified, management believes that the net proceeds after transaction fees and taxes of the assets ultimately sold will allow the Company to reduce its long-term debt by $200 million. The Company has retained an investment banker to assist with the sale of assets, but has not entered into any sales agreements at this time. The guidance for 2003 does not reflect the impact of any asset sales. While there are no assurances that the Company will be successful in its plan to sell assets, the Company continues to believe that it will achieve its target.

      If the Company is not successful in achieving at least a portion of the targeted amount of proceeds from the assets sales, the Company does not currently have the liquidity required to retire the Convertible Subordinated Notes payable in August 2004; therefore, the Company is actively pursuing alternate sources of liquidity to address this risk.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31,
2002

      The Company recorded a net loss of $16.2 million for the three months ended March 31, 2003 compared to a net loss of $11.1 million before the cumulative change in accounting principle recorded for the three months ended March 31, 2002. The net loss in the first quarter of 2003 is reflective of lower utilization in the Company's international land operations.

                                               Three Months Ended March 31,
                                        -----------------------------------------
                                               2003                    2002
                                        -----------------      ------------------
Drilling and rental revenues:                    (Dollars in Thousands)
  U.S. drilling ..................      $28,261       30%      $ 22,705       21%
  International drilling .........       54,254       57%        71,593       67%
  Rental tools ...................       12,613       13%        12,111       12%
                                        -------      ---       --------      ---
Total drilling and rental revenues      $95,128      100%      $106,409      100%
                                        =======      ===       ========      ===

      The Company's drilling and rental revenues decreased $11.3 million to $95.1 million in the current quarter as compared to the first quarter of 2002. U.S. drilling revenues increased $5.6 million due to increased utilization partially offset by declining dayrates related to the barge rigs. Total barge rig revenues increased $1.4 million in the current quarter, as a result of an increase in utilization from 44 percent to 52 percent offset by an 11 percent decrease in average dayrates. Jackup rig revenues increased $4.2 million in the current quarter as compared to the first quarter of 2002 due to a 15 percent increase in dayrates and utilization increased from 53 percent to 75 percent.

      International drilling revenues decreased $17.3 million to $54.3 million in the current quarter as compared to the first quarter of 2002. International land drilling revenues decreased $13.9 million while international offshore drilling revenues decreased $3.4 million. All international land locations experienced a decrease in revenues in the first quarter of 2003 as compared to 2002. Land revenues in the CIS region decreased $3.9 million primarily attributed to our Kazakhstan operations. During the first quarter 2002 the Company had three rigs operating in the Karachaganak field in Kazakhstan, two of these rigs were released during the latter half of 2002. The reduction of two rigs resulted in decreased revenues of $2.4 million. The Company's operations in Tengiz accounted for the remainder of the reduced revenues. Upon resumption of operations in January of 2003, TCO released one rig, owned by TCO, which the Company provided labor services resulting in a decrease of revenues of $0.9 million. Revenues in Latin America decreased $7.2 million primarily due to declining utilization in Colombia. During the first quarter of 2002 the Latin America region averaged 7.5 rigs operating as compared to an average of 3.5 rigs working during the first quarter of 2003. During the second quarter of 2002, a customer released four rigs in Colombia and currently only one rig has resumed operations. At this time the Company does not expect the customer to resume its previous level of activity. Revenues in our Asia Pacific region decreased by $3.4 million due primarily to three fewer rigs operating in the first quarter of 2003 as compared to the first quarter of 2002. In Indonesia revenues decreased $1.2 million as the Company operated three rigs in 2002 compared to one rig during the first quarter of 2003. In Papua New Guinea revenues decreased $2.1 million due to a one rig decrease in utilization and reduced labor contract days.

      The decrease of $3.4 million in international offshore drilling revenues was due to reduced utilization in Nigeria. During the current quarter, three of the four Nigerian barge rigs were on contract as compared to 100 percent utilization during the first quarter of 2002. One barge rig has been stacked since the completion of its contract during the third quarter of 2002. In addition, during the current quarter two of the three barge rigs under contract had drilling suspended due to civil unrest in the area. Both barge rigs remained on force majeure rates which approximate 90 percent of the full dayrate. One barge rig returned to full operations at the end of April 2003. The second barge rig is expected to be placed on standby, (at a rate approximating 45 percent of full dayrate) until late in the third quarter of 2003.

      Rental tool revenues increased $0.5 million as Quail Tools reported revenues in the current quarter of $12.6 million. Revenues increased $0.4 million from the New Iberia, Louisiana operations, decreased $0.1 million from the Victoria, Texas operations, decreased $0.1 million from the Odessa, Texas operations and generated $0.3 million from its new operation in Evanston, Wyoming.

                                                  Three Months Ended March 31,
                                            --------------------------------------
                                                   2003                  2002
                                            ------------------    ----------------
Drilling and rental gross margin:                   (Dollars in Thousands)
    U.S. drilling ....................      $  6,363       23%    $  2,459      11%
    International drilling ...........        16,584       31%      23,106      32%
    Rental tools .....................         7,197       57%       6,502      54%
                                            --------              --------
Total drilling and rental gross margin        30,144       32%      32,067      30%
                                            --------              --------
    Depreciation and amortization ....       (24,502)              (23,599)
    Construction contract gross margin            --                 1,254
    General and administrative expense        (5,085)               (6,913)
                                            --------              --------
Total operating income ...............      $    557              $  2,809
                                            ========              ========

(Drilling and rental gross margin - drilling and rental revenues less direct drilling and rental operating expenses; drilling and rental gross margin percentages - drilling and rental gross margin as a percent of drilling and rental revenues.)

      Drilling and rental gross margin of $30.1 million in the current quarter reflected a decrease of $1.9 million from the first quarter of 2002. In the U.S. drilling market, gross margin increased $3.9 million. U.S. gross margin was positively impacted during the current quarter by higher utilization and dayrates in the Gulf of Mexico from the jackup rigs and increased utilization from the barge rigs as previously discussed. Average dayrates for the jackup rigs increased approximately 15 percent in the current quarter when compared to the first quarter of 2002. Jackup rig utilization increased from 53 percent in 2002 to 75 percent in 2003. Barge rig utilization increased from 44 percent in 2002 to 52 percent in 2003.

      International drilling gross margin decreased $6.5 million in the current quarter as compared to the first quarter of 2002. International land drilling gross margin decreased $6.2 million to $9.9 million during the current quarter due to declining utilization in the Company's Latin America, Asia Pacific and CIS regions as previously discussed. In Latin America where the gross margin decreased $2.8 million, five rigs were working in Colombia in 2002, with only two in 2003. One rig worked the entire first quarter of 2002 in Ecuador, but the project was completed late in 2002. Partially offsetting Colombia and Ecuador, Peru had one rig working the entire first quarter of 2003 compared to no rigs operating in 2002. The Asia Pacific region gross margin decreased $2.7 million in 2003. Indonesia had three rigs operating in 2002 compared to one in 2003. Utilization in Papua New Guinea and New Zealand declined from 52 percent and 72 percent respectively in 2002, to 36 percent and 62 percent in 2003. The CIS region gross margin for land operations decreased $1.0 million in 2003, entirely due to a reduction in utilization in the Karachaganak field from three rigs in 2002 to one rig in 2003. The international offshore gross margin decreased $0.3 million to $6.7 million in the current quarter. This decrease is attributable to 75 percent utilization of the Nigeria barge rigs in 2003 compared to 100 percent utilization in 2002.

      Rental tool gross margin increased $0.7 million to $7.2 million during the current quarter as compared to the first quarter of 2002. Gross margin percentage increased to 57 percent during the current quarter as compared to 54 percent for the first quarter of 2002, due to a slight increase in revenues and a three percent decrease in operating expenses.

      Depreciation and amortization expense increased $0.9 million to $24.5 million in the current quarter. Depreciation expense increased due to capital additions during 2002.

      During the first quarter of 2002, the Company announced a new contract to design, construct, mobilize and sell a rig to drill extended reach wells to offshore targets from a land-based location on Sakhalin Island, Russia for an international consortium. The Company also entered into a contract to subsequently operate the rig on behalf of the international consortium. The revenue and expense for the project are recognized as construction contract revenue and expense. The estimated profit from the engineering, construction, mobilization and rig-up fees is calculated on a percentage of completion basis. For the first quarter ended March 31, 2003 there was no estimated profit recognized as compared to $1.3 million for the first quarter of 2002. The total estimated profit recognized to date under the design, construction, mobilization and rig-up contract is $2.5 million all recognized during 2002. It is anticipated that the rig will commence drilling in June 2003.

      General and Administrative expense decreased $1.8 million to $5.1 million in the current quarter as compared to the first quarter of 2002. The decrease is attributed to the following: salaries and wages decreased $0.5 million as a result of the reduction in force in June 2002; professional and legal fees decreased $0.6 million; unscheduled maintenance of $0.2 million on the former corporate headquarters in Tulsa during 2002; and the remaining decrease is a result of the ongoing cost reduction program implemented last year.

      Interest expense increased $1.0 million in the first quarter of 2003 as compared to the first quarter of 2002. During the first quarter of 2002 the Company entered into three $50.0 million swap agreements that resulted in $1.1 million in interest savings. The swap agreements were terminated during the third quarter of 2002. In addition, interest expense increased due to the exchange of $235.6 million in principal amount of new 10.125% Senior Notes due 2009 for a like amount of its 9.75% Senior Notes due 2006. The exchange offer was effective July 1, 2002.

      Income tax expense consists of foreign tax expense of $4.4 million for the first quarter of 2003. For the first quarter of 2002 income tax expense consisted of foreign tax expense of $7.8 million and a deferred tax benefit of $5.2 million. Foreign taxes decreased $3.4 million due primarily to $3.1 million in additional taxes paid in Colombia during the first quarter of 2002, some of which was attributable to prior years. The deferred tax benefit recognized during the first quarter of 2002 was due to the loss generated. For the first quarter of 2003 the Company incurred a net loss, however, no additional deferred tax benefit was recognized since the sum of the Company's deferred tax assets, principally the net operating loss carryforwards, exceeds the deferred tax liabilities, principally the excess of tax depreciation over book depreciation. This additional deferred tax asset was fully reserved through a valuation allowance in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2003, the Company had cash and cash equivalents of $84.4 million, an increase of $32.4 million from December 31, 2002. The primary sources of cash for the three-month period as reflected on the Consolidated Condensed Statement of Cash Flows were $38.7 million provided by operating activities and $2.3 million from the disposition of equipment.

      The primary uses of cash for the three-month period ended March 31, 2003 were $6.9 million for capital expenditures and $1.6 million for repayment of debt. Major projects during the current three-month period included expenditures on drill pipe and tubulars for Quail Tools.

      As of March 31, 2002, the Company had cash and cash equivalents of $60.9 million, an increase of $0.5 million from December 31, 2001. The primary sources of cash for the three-month period as reflected on the Consolidated Condensed Statement of Cash Flows were $12.2 million provided by operating activities and $2.3 million from the disposition of equipment.

      The primary uses of cash for the three-month period ended March 31, 2002 were $12.7 million for capital expenditures and $1.2 million for repayment of debt. Major projects during the three-month period ended March 31, 2002 included expenditures on Rig 228 operating in Peru and completion of spending on two rigs in the CIS region.

      The Company has total long-term debt of $588.3 million, including the current portion of $6.6 million at March 31, 2003. The Company has a $50.0 million revolving credit facility with a group of banks led by Bank of America. This facility is available for working capital requirements, general corporate purposes and to support letters of credit. The revolver is collateralized by accounts receivable, inventory, and certain barge rigs located in the Gulf of Mexico. The facility contains customary affirmative and negative covenants. Availability under the revolving credit facility is subject to certain borrowing base limitations based on 80 percent of eligible receivables plus 50 percent of supplies in inventory. Currently, the borrowing base is $37.2 million, of which none has been drawn down, and $12.2 million has been reserved for letters of credit resulting in available revolving credit of $25.0 million. The revolver terminates on October 22, 2003. The Company is in the process of renewing or replacing the existing revolver with a larger facility, which would include a term loan portion. The Company is seeking to obtain that facility so that a portion of the proceeds available from the new facility could be used as a source of funds in the event that the Convertible Subordinated Notes payable in August 2004 have not been refinanced or retired. There are no assurances that the Company will be successful in obtaining this facility.

      The Company anticipates the working capital needs and funds required for capital spending will be met from existing cash and cash provided by operations. It is management's present intention to limit capital spending, net of reimbursements from customers, to approximately $50 million in 2003. Should new opportunities requiring additional capital arise, the Company may utilize the revolving credit facility. In addition, the Company may seek project financing or equity participation from outside alliance partners or customers. The Company cannot predict whether such financing or equity participation would be available on terms acceptable to the Company.

      The following tables summarize the Company's future contractual cash obligations and other commercial commitments as of March 31, 2003.

                                                                                 After 5
                                         1 Year    2 - 3 Years   4 - 5 Years      Years         Total
                                         ------    -----------   -----------      -----         -----
                                                           (Dollars in Thousands)
Contractual cash obligations:
    Long-term debt - principal (1)      $ 6,603      $128,092      $214,192      $235,612      $584,499
    Long-term debt - interest (1)        52,266        91,884        60,764        38,766       243,680
    Operating leases (2) .........        3,317         4,281         3,432         1,816        12,846
                                        -------      --------      --------      --------      --------
Total contractual cash obligations      $62,186      $224,257      $278,388      $276,194      $841,025
                                        =======      ========      ========      ========      ========

Commercial commitments:
    Revolving credit facility (3)       $    --      $     --      $     --      $     --      $     --
    Standby letters of credit (3)        12,167            --            --            --        12,167
                                        -------      --------      --------      --------      --------
Total commercial commitments .....      $12,167      $     --      $     --      $     --      $ 12,167
                                        =======      ========      ========      ========      ========

      (1) Long-term debt includes the principal and interest cash obligations of the 9.75% Senior Notes, the 10.125% Senior Notes, the 5.5% Convertible Subordinated Notes, the secured 10.1278% promissory note and the capital leases. Premiums related to the Senior Notes and interest rate swap to market gain (see Note 9) are not included in the contractual cash obligations schedule.

      (2) Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

      (3) The Company has a $50.0 million revolving credit facility with an available borrowing base of $37.2 million. As of March 31, 2003, none has been drawn down, but $12.2 million of availability has been used to support letters of credit that have been issued. The revolving credit facility expires in October 2003.

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

      In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets," became effective and as a result, the Company discontinued the amortization of $189.1 million of goodwill. In lieu of amortization, the Company performed an initial impairment review of goodwill and as a result impaired goodwill by $73.1 million. The Company will perform an annual impairment review, in December, hereafter. The impairment was recognized as a cumulative effect of a change in accounting principle. The Company performed its annual impairment review during the fourth quarter of 2002 with no additional impairment required.

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

      Revenue recognition - The Company recognizes revenues and expenses on dayrate contracts as the drilling progresses (percentage of completion method) because the Company does not bear the risk of completion of the well. For meterage contracts, the Company recognizes the revenues and expenses upon completion of the well (completed contract method). Revenues from rental activities are recognized ratably over the rental term which is generally less than six months.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-term assets in the period in which the liability is incurred. Accordingly, we adopted this standard in the first quarter of 2003 and it did not have a material impact on our financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We adopted this standard in the first quarter of 2003 and it did not have a material impact on our results of operations or our financial position.

      On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123." The standard provides additional transition guidance for companies that elect to voluntarily adopt the accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees." As we continue to follow APB No. 25, our accounting for stock-based compensation will not change as a result of SFAS No. 148. SFAS No. 148 does require certain new disclosures in both annual and interim financial statements. The interim disclosure provisions have been included as Note 10.

      In March 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement will be effective for contracts entered into, modified or designated as hedges after June 30, 2003. We will adopt this standard in July 2003 and do not expect it to have a material impact on our results of operations or our financial position.

      On January 17, 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51." The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities ("VIE")) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. See Note 10 regarding our consolidation of AralParker, a company in which we own a 50 percent equity interest. We are consolidating AralParker because we exert significant influence and have a financial interest in the form of a loan, in addition to our equity interest.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      The Company is exposed to interest rate risk from its fixed-rate debt. The Company hedged against a portion of the risk of changes in fair value associated with its $214.2 million 9.75% Senior Notes by entering into three fixed-to-variable interest rate swap agreements with a total notional amount of $150.0 million. The Company assumed no ineffectiveness as each interest rate swap agreement met the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swap agreements were offset by changes in the fair value of the debt and no net gain or loss was recognized in earnings. During the first quarter ended March 31, 2002, the interest rate swap agreements reduced interest expense by $1.1 million.

      On July 24, 2002, the Company terminated all the interest rate swap agreements and received $3.5 million. A gain totaling $2.6 million will be recognized as a reduction to interest expense over the remaining term (ending November 2006) of the debt instrument, of which $0.2 million was recognized during the first quarter of 2003.

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

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES OR DIVIDEND ARREARAGES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders held on April 30, 2003 there were represented in person or by proxy 81,756,157 shares out of 92,896,060 entitled to vote as of March 12, 2003, the record date, constituting a quorum. The two matters voted upon at the Annual Meeting were:

      Election of Directors: The Stockholders elected two class I directors to the board of directors of Parker Drilling Company to serve for a three-year term, until 2006:

            John W. Gibson Jr.
            Votes cast in favor:      75,040,741
            Votes withheld:            6,715,416

            R. Rudolph Reinfrank
            Votes cast in favor:      74,753,227
            Votes withheld:            7,002,930

      Election of independent accountants: PricewaterhouseCoopers LLP was approved as the independent accountants for 2003 with:

            Votes cast in favor:      66,191,323
            Votes against:            15,136,726

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:
            The following exhibits are filed as a part of this report:

Exhibit
Number                                    Description
------                                    -----------
  4.1       First Supplemental Indenture effective as of May 2, 2002 among the
            Company, as issuer, certain subsidiary Guarantors (as defined therein)
            and JPMorgan Chase Bank, as Trustee, respecting the 10 1/8% Senior Notes due 2009

   15       Letter re Unaudited Interim Financial Information

 99.1       Section 906 Certification - Chief Executive Officer

 99.2       Section 906 Certification - Chief Financial Officer

      (b)   Reports on Form 8-K:
            The Company filed a Form 8-K on April 28, 2003 announcing its operating results for the quarter ended March 31, 2003, and revised 2003 outlook.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Parker Drilling Company

                                              Registrant

Date: May 13, 2003

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

Date: May 7, 2003

                                              /s/ Robert L. Parker Jr.
                                              ---------------------------------
                                              Robert L. Parker Jr.
                                              President and Chief Executive
                                              Officer and Director

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

Date: May 7, 2003

                                              /s/ James W. Whalen
                                              ---------------------------------
                                              James W. Whalen
                                              Senior Vice President and
                                              Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number                                  Description
------                                  -----------
  4.1       First Supplemental Indenture effective as of May 2, 2002 among the
            Company, as issuer, certain subsidiary Guarantors (as defined therein) and JPMorgan Chase Bank, as Trustee, respecting the 10 1/8%
            Senior Notes due 2009

  15        Letter re Unaudited Interim Financial Information

 99.1       Section 906 Certification - Chief Executive Officer

 99.2       Section 906 Certification - Chief Financial Officer