Form 10-Q
period 2003-06-30
PARKER DRILLING CO /DE/
filed 2003-08-14
CIK 76321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM         TO
                                               -------    -------

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

         As of July 31, 2003, 93,112,887 common shares were outstanding.

                            PARKER DRILLING COMPANY

                                      INDEX

                                                                                                       Page No.
Part  I.        Financial Information                                                                     2

                Item 1.  Financial Statements                                                             2

                Consolidated Condensed Balance Sheets (Unaudited)
                 June 30, 2003 and December 31, 2002                                                      2

                Consolidated Condensed Statements of Operations (Unaudited)
                 Three and Six Months Ended June 30, 2003 and 2002                                        3

                Consolidated Condensed Statements of Cash Flows (Unaudited)
                 Six Months Ended June 30, 2003 and 2002                                                  4

                Notes to Unaudited Consolidated Condensed
                 Financial Statements                                                                    5-16

                Report of Independent Accountants                                                         17

                Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                    18-31

                Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       32

                Item 4.  Controls and Procedures                                                          32

Part II.        Other Information                                                                         32

                Item 1.  Legal Proceedings                                                                32

                Item 2.  Changes in Securities and Use of Proceeds                                        32

                Item 3.  Defaults Upon Senior Securities or Dividend Arrearages                           32

                Item 4.  Submission of Matters to a Vote of Security Holders                              33

                Item 5.  Other Information                                                                33

                Item 6. Exhibits and Reports on Form 8-K                                                  33

                Signatures                                                                                34

                Officer Certifications                                                                  37-39

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 PARKER DRILLING COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in Thousands)
                                (Unaudited)

                                                               June 30,          December 31,
                                                                 2003               2002
                                                             ------------        ------------
                                  ASSETS

Current Assets:
  Cash and cash equivalents                                  $     65,969        $     51,982
  Accounts and notes receivable, net                               83,011              89,363
  Rig materials and supplies                                       13,376              17,161
  Other current assets                                              2,324               8,631
                                                             ------------        ------------
        Total current assets                                      164,680             167,137
                                                             ------------        ------------

Property, plant and equipment less
  accumulated depreciation and amortization of $420,692
  at June 30, 2003 and $604,813 at December 31, 2002              420,031             641,278

Discontinued operations                                           145,626                  --

Goodwill, net of accumulated amortization of $108,412 at
  June 30, 2003 and December 31, 2002                             115,983             115,983

Other noncurrent assets                                            19,188              28,927
                                                             ------------        ------------

                Total assets                                 $    865,508        $    953,325
                                                             ============        ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                          $      6,169        $      6,486
  Accounts payable and accrued liabilities                         56,928              50,742
  Accrued income taxes                                              8,595               4,347
                                                             ------------        ------------
          Total current liabilities                                71,692              61,575
                                                             ------------        ------------

Long-term debt                                                    565,168            583,444
Discontinued operations                                             7,699                 --
Other long-term liabilities                                        10,182              7,680
Contingencies (Note 7)                                                 --                 --

Stockholders' equity:
   Common stock                                                    15,519             15,465
   Capital in excess of par value                                 435,722            434,998
   Accumulated other comprehensive income - net unrealized
       gain on investments available for sale                         636                664
   Accumulated deficit                                           (241,110)          (150,501)
                                                             ------------        -----------
         Total stockholders' equity                               210,767            300,626
                                                             ------------        -----------

           Total liabilities and stockholders' equity        $    865,508        $   953,325
                                                             ============        ===========



See accompanying notes to unaudited consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                                  Three Months Ended June 30,        Six Months Ended June 30,
                                                                ------------------------------    ------------------------------
                                                                    2003              2002            2003              2002
                                                                ------------      ------------    ------------      ------------
Drilling and rental revenues:
   U.S. drilling                                                $     18,076      $     18,900    $     35,721      $     35,145
   International drilling                                             42,091            51,516          89,803           109,363
   Rental tools                                                       13,699            13,243          26,312            25,354
                                                                ------------      ------------    ------------      ------------
Total drilling and rental revenues                                    73,866            83,659         151,836           169,862
                                                                ------------      ------------    ------------      ------------
Drilling and rental operating expenses:
   U.S. drilling                                                      13,403            13,580          25,502            25,531
   International drilling                                             30,641            36,401          62,988            75,165
   Rental tools                                                        5,592             5,786          11,008            11,395
                                                                ------------      ------------    ------------      ------------
Total drilling and rental operating expenses                          49,636            55,767          99,498           112,091
                                                                ------------      ------------    ------------      ------------
Drilling and rental gross margins                                     24,230            27,892          52,338            57,771
                                                                ------------      ------------    ------------      ------------
Construction contract revenue                                          3,703            47,011           5,969            64,663
Construction contract expense                                          2,703            47,011           4,969            63,409
                                                                ------------      ------------    ------------      ------------
Construction contract gross margin (Note 6)                            1,000                --           1,000             1,254
                                                                ------------      ------------    ------------      ------------
Depreciation and amortization                                         17,256            16,960          34,398            33,081
General and administrative expense                                     5,321             5,573          10,406            12,486
                                                                ------------      ------------    ------------      ------------
Total operating income                                                 2,653             5,359           8,534            13,458
                                                                ------------      ------------    ------------      ------------
Other income and (expense):
  Interest expense                                                   (13,305)          (12,633)        (26,749)          (25,097)
  Other income (expense) - net                                           880            (3,508)          1,649            (2,581)
                                                                ------------      ------------    ------------      ------------
Total other income and (expense)                                     (12,425)          (16,141)        (25,100)          (27,678)
                                                                ------------      ------------    ------------      ------------
Loss before income taxes                                              (9,772)          (10,782)        (16,566)          (14,220)
Income tax expense (benefit):
   Current                                                             3,947             1,390           7,741             4,945
   Deferred                                                               --            (4,500)             --            (9,700)
                                                                ------------      ------------    ------------      ------------
Income tax expense (benefit)                                           3,947            (3,110)          7,741            (4,755)
                                                                ------------      ------------    ------------      ------------
Loss from continuing operations                                      (13,719)           (7,672)        (24,307)           (9,465)
Discontinued operations, net of taxes                                (60,689)           (3,817)        (66,302)          (13,093)
Cumulative effect of change in accounting principle                       --                --              --           (73,144)
                                                                ------------      ------------    ------------      ------------
Net loss                                                        $    (74,408)     $    (11,489)   $    (90,609)     $    (95,702)
                                                                ============      ============    ============      ============


Loss per share - basic and diluted:
   Loss from continuing operations                              $      (0.15)     $      (0.08)   $      (0.26)     $      (0.10)
   Discontinued operations, net of taxes                        $      (0.65)     $      (0.04)   $      (0.72)     $      (0.15)
   Cumulative effect of change in accounting principle          $         --      $         --    $         --      $      (0.79)
   Net loss                                                     $      (0.80)     $      (0.12)   $      (0.98)     $      (1.04)


Number of common shares used in computing earnings per share:

   Basic and diluted                                              93,011,361        92,356,482      92,929,914        92,292,205



See accompanying notes to unaudited consolidated condensed financial statements

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                    Six Months Ended June 30,
                                                                   --------------------------
                                                                      2003            2002
                                                                   ----------      ----------
Cash flows from operating activities:
    Net loss                                                       $  (90,609)     $  (95,702)
    Adjustments to reconcile net loss
      to net cash provided by (used in) operating activities:
           Depreciation and amortization                               34,398          33,081
           Gain on disposition of assets                                 (558)         (1,532)
           Cumulative effect of change in accounting principle             --          73,144
           Expenses not requiring cash                                  2,517           3,629
           Deferred income taxes                                           --          (9,700)
           Discontinued operations                                     68,597          14,902
           Change in operating assets and liabilities                  31,226         (27,447)
                                                                   ----------      ----------
    Net cash provided by (used in) operating activities                45,571          (9,625)
                                                                   ----------      ----------
Cash flows from investing activities:
    Capital expenditures                                              (15,741)        (28,082)
    Proceeds from the sale of equipment                                 2,565           3,306
                                                                   ----------      ----------
    Net cash used in investing activities                             (13,176)        (24,776)
                                                                   ----------      ----------
Cash flows from financing activities:
    Principal payments under debt obligations                         (18,408)         (2,619)
    Other                                                                  --              --
                                                                   ----------      ----------
    Net cash used in financing activities                             (18,408)         (2,619)
                                                                   ----------      ----------
Net change in cash and cash equivalents                                13,987         (37,020)
Cash and cash equivalents at beginning of period                       51,982          60,400
                                                                   ----------      ----------
Cash and cash equivalents at end of period                         $   65,969      $   23,380
                                                                   ==========      ==========
Supplemental cash flow information:
    Interest paid                                                  $   27,120      $   25,912
    Income taxes paid                                              $   11,254      $    9,449

Supplemental noncash investing activity:
    Net unrealized loss on investments available
       for sale (net of taxes $0 in 2003 and $7 in 2002)           $      (28)     $      (12)
    Change in fair value of interest rate swap                     $       --      $    2,079

    Capital lease obligation                                       $      290      $       --



See accompanying notes to unaudited consolidated condensed financial statements

                    PARKER DRILLING COMPANY AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. General - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of
     (1) the financial position as of June 30, 2003 and December 31, 2002, (2) the results of operations for the three and six months ended June 30, 2003 and 2002, and (3) cash flows for the six months ended June 30, 2003 and 2002. Results for the six months ended June 30, 2003 are not necessarily indicative of the results, which will be realized for the year ending December 31, 2003. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002.

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

                                                       Three Months Ended June 30,        Six Months Ended June 30,
                                                      -----------------------------    -----------------------------
                                                         2003              2002           2003               2002
                                                      ----------         ----------    ----------         ----------
                                                              (Dollars in Thousands, Except Per Share Amounts)
Net loss                                              $  (74,408)        $  (11,489)   $   (90,609)       $   (95,702)

Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards                    (334)              (535)          (730)            (1,252)
                                                      ----------         ----------     ----------        -----------
Pro forma net loss                                    $  (74,742)        $  (12,024)    $  (91,339)       $   (96,954)
                                                      ==========         ==========     ==========        ===========
Loss per share - basic and diluted:
  Net loss as reported                                $    (0.80)        $    (0.12)    $    (0.98)       $     (1.04)
  Net loss pro forma                                  $    (0.80)        $    (0.13)    $    (0.98)       $     (1.05)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for both the three and six months ended June 30, 2003 and 2002: no dividend yield; expected volatility of 52.5%; risk-free interest rate ranged from 2.94% to 2.96% and 4.48% to 4.88%, respectively; and expected lives of options, 5-7 years.

2.  Earnings Per Share -


               RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
             TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)


                                              For the Three Months Ended June 30, 2003
                                             ---------------------------------------------
                                                 Loss           Shares         Per Share
                                             (Numerator)     (Denominator)       Amount
                                             ------------    -------------    ------------
Basic and diluted EPS:
Loss from continuing operations              $(13,719,000)      93,011,361    $      (0.15)

Discontinued operations, net of taxes         (60,689,000)      93,011,361           (0.65)
                                             ------------                     ------------
Net loss                                     $(74,408,000)      93,011,361    $      (0.80)
                                             ============                     ============




                                                For the Six Months Ended June 30, 2003
                                             ---------------------------------------------
                                                 Loss           Shares         Per Share
                                             (Numerator)     (Denominator)       Amount
                                             ------------    -------------    ------------
Basic and diluted EPS:
Loss from continuing operations              $(24,307,000)      92,929,914    $      (0.26)

Discontinued operations, net of taxes         (66,302,000)      92,929,914           (0.72)
                                             ------------                     ------------
Net loss                                     $(90,609,000)      92,929,914    $      (0.98)
                                             ============                     ============

2.  Earnings Per Share (continued) -


               RECONCILIATION OF INCOME AND NUMBER OF SHARES USED
            TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE (EPS)


                                                      For the Three Months Ended June 30, 2002
                                                     ------------------------------------------------
                                                         Loss             Shares          Per Share
                                                      (Numerator)      (Denominator)        Amount
                                                     -------------     -------------     ------------
Basic and diluted EPS:
Loss from continuing operations                      $  (7,672,000)       92,356,482     $      (0.08)

Discontinued operations, net of taxes                   (3,817,000)       92,356,482            (0.04)
                                                     -------------                       ------------
Net loss                                             $ (11,489,000)       92,356,482     $      (0.12)
                                                     =============                       ============



                                                          For the Six Months Ended June 30, 2002
                                                     ------------------------------------------------
                                                         Loss             Shares          Per Share
                                                      (Numerator)      (Denominator)        Amount
                                                     -------------     -------------     ------------
Basic and diluted EPS:
Loss from continuing operations                      $  (9,465,000)       92,292,205     $      (0.10)

Discontinued operations, net of taxes                  (13,093,000)       92,292,205            (0.15)

Cumulative effect of change in accounting principle    (73,144,000)       92,292,205            (0.79)
                                                     -------------                       ------------
Net loss                                             $ (95,702,000)       92,292,205     $      (1.04)
                                                     =============                       ============


     The Company has outstanding $109,706,000 of 5.5% Convertible Subordinated Notes which are convertible into 7,128,395 shares of common stock at $15.39 per share. The notes have been outstanding since their issuance in July 1997 but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. For the three and six months ended June 30, 2003, options to purchases 9,858,809 shares of common stock at prices ranging from $1.96 to $12.19, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the period. For the three and six months ended June 30, 2002, options to purchase 8,463,810 shares of common stock at prices ranging from $2.25 to $12.19, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the period.

3. Business Segments - The primary services the Company provides are as follows: U.S. drilling, international drilling and rental tools. Information regarding the Company's operations by industry segment for the three and six months ended June 30, 2003 and 2002 is as follows (dollars in thousands):


                                             Three Months Ended June 30,            Six Months Ended June 30,
                                            -----------------------------         -----------------------------
                                               2003               2002               2003               2002
                                            ----------         ----------         ----------         ----------
Drilling and rental revenues:
    U.S. drilling                           $   18,076         $   18,900         $   35,721         $   35,145
    International drilling                      42,091             51,516             89,803            109,363
    Rental tools                                13,699             13,243             26,312             25,354
                                            ----------         ----------         ----------         ----------
Total drilling and rental revenues              73,866             83,659            151,836            169,862
                                            ----------         ----------         ----------         ----------

Operating income (loss):
    U.S. drilling                                 (214)               355                107                 37
    International drilling                       2,434              6,099              9,133             16,825
    Rental tools                                 4,754              4,478              8,700              7,828
                                            ----------         ----------         ----------         ----------
Total operating income by segment(1)             6,974             10,932             17,940             24,690

Construction contract gross margin               1,000                 --              1,000              1,254
General and administrative expense              (5,321)            (5,573)           (10,406)           (12,486)
                                            ----------         ----------         ----------         ----------

Total operating income                           2,653              5,359              8,534             13,458

Interest expense                               (13,305)           (12,633)           (26,749)           (25,097)
Other income (expense) - net                       880             (3,508)             1,649             (2,581)
                                            ----------         ----------         ----------         ----------

Loss before income taxes                    $   (9,772)        $  (10,782)        $  (16,566)        $  (14,220)
                                            ==========         ==========         ==========         ==========


(1) Operating income by segment is calculated by excluding net construction contract operating income and general and administrative expense from operating income, as reported in the consolidated condensed statements of operations.

4. Discontinued Operations - In June 2003, the Company's board of directors approved a plan to sell its Latin American assets consisting of 17 land rigs and related inventory and spare parts and its Gulf of Mexico offshore assets consisting of seven jackup rigs and four platform rigs. The Company is actively marketing the assets through an independent broker and expects to complete the sales by the end of December, 2003. At June 30, 2003, the net book value of the assets to be sold exceeds the estimated fair value and as a result an impairment charge including estimated sales expenses has been recognized in the amount of $54.0 million. One Latin America land rig and related spare parts were sold to a third party for $1.8 million in July, 2003.

     The two operations that constitute this plan of disposition meet the requirements of discontinued operations under the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The consolidated financial statements have been restated to present the Latin America operations and the Gulf of Mexico jackup and platform operations as discontinued operations. The discontinued operations assets are mainly comprised of the estimated fair value of drilling rigs and related spare parts and supplies. The discontinued operations liabilities consist mainly of deferred revenue and estimated accrued costs to sell the assets.


                                                       Three Months Ended June 30,            Six Months Ended June 30,
                                                      -----------------------------         -----------------------------
                                                         2003               2002               2003               2002
                                                      ----------         ----------         ----------         ----------
Discontinued operations drilling revenue:                                  (Dollars in Thousands)
    U.S. drilling                                     $   11,704         $   10,560         $   22,320         $   17,020
    International drilling                                 5,799             13,226             12,341             26,972
                                                      ----------         ----------         ----------         ----------
Total discontinued operations drilling revenue            17,503             23,786             34,661             43,992
                                                      ----------         ----------         ----------         ----------

Discontinued operations gross margin:
    U.S. drilling                                            722                158              1,539             (1,677)
    International drilling                                   255              2,934              1,474              6,957
                                                      ----------         ----------         ----------         ----------
Total discontinued operations gross margin                   977              3,092              3,013              5,280

    Depreciation and amortization                         (7,269)            (7,424)           (14,629)           (14,902)
    Other income (expense) - net                              28                224                295                434
    Provision for impairment of assets                   (53,968)                --            (53,968)                --
    Tax benefit (expense)                                   (457)               291             (1,013)            (3,905)
                                                      ----------         ----------         ----------         ----------
Loss from discontinued operations                     $  (60,689)        $   (3,817)        $  (66,302)        $  (13,093)
                                                      ==========         ==========         ==========         ==========

5. Reclassifications - Effective in 2003 the Company changed its accounting for reimbursable costs. In prior years, the Company netted the reimbursement with the cost in the Statement of Operations. Beginning in 2003 the Company has recorded the reimbursements as operating revenues and the costs in operating expense. There is no effect on total operating income. The prior periods presented have been reclassified to conform to the current presentation. The effect of making this change was an increase in both total drilling and rental revenues and total drilling and rental operating expenses of $12.5 million and $17.3 million for the six months ended June 30, 2003 and 2002, respectively and $4.6 million and $8.3 million for the three months ended June 30, 2003 and 2002, respectively.

6. Construction Contract - The Company historically only constructed drilling rigs for its own use. At the request of one of its significant customers, the Company entered into a contract to design, construct, mobilize and sell ("construction contract") a specialized drilling rig to drill extended reach wells to offshore targets from a land-based location on Sakhalin Island, Russia, for an international consortium of oil and gas companies. The Company also entered into a contract to subsequently operate the rig on behalf of the consortium. Generally Accepted Accounting Principles ("GAAP") requires that revenues received and costs incurred related to the construction contract be accounted for and reported on a gross basis and income for the related fees should be recognized on a percentage of completion basis. Because this construction contract is not a part of the Company's historical or normal operations, the revenues and costs related to this contract have been shown as a separate component in the statement of operations. The estimated profit from the engineering, construction, mobilization and rig-up fees is calculated on a percentage of completion basis. During the second quarter ended June 30, 2003 the Company recognized $1.0 million in estimated profit. The total estimated profit recognized to date under the design, construction, mobilization and rig-up contract is $3.5 million, $1.0 million in 2003 and $2.5 million during 2002. Final completion of all construction is expected by September 2003.


7. Contingency - On July 6, 2001, the Ministry of State Revenues of Kazakhstan ("MSR") issued an Act of Audit to the Kazakhstan branch ("PKD Kazakhstan") of Parker Drilling Company International Limited ("PDCIL"), a wholly owned subsidiary of the Company, assessing additional taxes of approximately $29.0 million for the years 1998-2000. The assessment consisted primarily of adjustments in corporate income tax based on a determination by the Kazakhstan tax authorities that payments by Offshore Kazakhstan International Operating Company, ("OKIOC"), to PDCIL of $99.0 million, in reimbursement of costs for modifications to barge rig 257, performed by PDCIL prior to the importation of the drilling rig into Kazakhstan, are income to PKD Kazakhstan, and therefore, taxable to PKD Kazakhstan. PKD Kazakhstan filed an Act of Non-Agreement that such reimbursements should not be taxable and requested that the Act of Audit be revised accordingly. In November 2001, the MSR rejected PKD Kazakhstan's Act of Non-Agreement, prompting PKD Kazakhstan to seek judicial review of the assessment. On December 28, 2001, the Astana City Court issued a judgment in favor of PKD Kazakhstan, finding that the reimbursements to PDCIL were not income to PKD Kazakhstan and not otherwise subject to tax based on the U.S.-Kazakhstan Tax Treaty. The MSR appealed the decision of the Astana City Court to the Civil Panel of the Supreme Court, which confirmed the decision of the Astana City Court that the reimbursements were not income to PKD Kazakhstan in March 2002. Although the court agreed with the MSR's position on certain minor issues, no additional taxes were payable as a result of this assessment. The MSR had until the end of March 2003 to appeal the decision of the Civil Panel to the Supervisory Panel of the Supreme Court of Kazakhstan. As of July 31, 2003, no appeal has been made by the MSR, but the MSR may petition the Supreme Court of Kazakhstan to reopen the case if material new evidence is discovered. In addition, PDCIL has filed a petition with the U.S. Treasury Department for competent authority review, which is a tax treaty procedure to resolve disputes as to which country may tax income covered under the treaty. The U.S. Treasury Department has granted our petition and has initiated proceedings with the MSR, which are ongoing.

8. Recent Accounting Pronouncements - In April 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We adopted this standard in the first quarter of 2003 and it did not have a significant effect on our results of operations or our financial position.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this standard has not had any impact on our financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." The interpretation requires disclosure about the nature and terms of obligations under certain guarantees that the Company has issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective immediately. We do not expect to be impacted by the issuance of FIN 45.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. This statement will be effective for all financial statements entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We will adopt this standard as of July 1, 2003 and do not expect it to have a significant effect on financial position.

9. Derivative Financial Instruments - The Company is exposed to interest rate risk from its fixed-rate debt. In January 2002, the Company hedged against a portion of the risk of changes in fair value associated with its $214.2 million 9.75% Senior Notes by entering into three fixed-to-variable interest rate swap agreements with a total notional amount of $150.0 million. The Company assumed no ineffectiveness as each interest rate swap agreement met the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swap agreements were offset by changes in the fair value of the debt and no net gain or loss was recognized in earnings. During the three and six months ended June 30, 2002, the interest rate swap agreements reduced interest expense by $1.1 million and $2.3 million, respectively.

     On July 24, 2002, the Company terminated all the interest rate swap agreements and received $3.5 million. A gain totaling $2.6 million will be recognized as a reduction to interest expense over the remaining term (ending November 2006) of the debt instrument, of which $0.2 million and $0.4 million was recognized during the three and six months ended June 30, 2003, respectively.

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

     AralParker, Casuarina Limited (a wholly owned captive insurance company) and Parker Drilling Investment Company are all non-guarantor subsidiaries whose aggregate financial position and results of operations are no longer deemed to be inconsequential and, accordingly the Company is providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of June 30, 2003 and for the three and six months ended June 30, 2003.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATING CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                       June 30, 2003
                                                          ------------------------------------------------------------------------
                                                            Parent       Guarantor    Non-Guarantor   Eliminations    Consolidated
                                                          -----------   -----------   -------------   ------------    ------------
                      ASSETS
Current Assets:
      Cash and cash equivalents                           $    59,009   $     4,961   $       1,999   $         --    $     65,969
      Accounts and notes receivable, net                      124,065        95,685          19,126       (155,865)         83,011
      Rig materials and supplies                                   --        13,376              --             --          13,376
      Other current assets and short-term investments              --         2,246              28             50           2,324
                                                          -----------   -----------   -------------   ------------    ------------
             Total current assets                             183,074       116,268          21,153       (155,815)        164,680
                                                          -----------   -----------   -------------   ------------    ------------

Property, plant and equipment, net                                 79       395,998          37,548        (13,594)        420,031

Discontinued operations                                            --       145,626              --             --         145,626

Goodwill, net                                                      --       115,983              --             --         115,983

Investment in subsidiaries and intercompany advances          646,514       638,360          20,843     (1,305,717)             --

Other noncurrent assets                                        11,482         7,312             431            (37)         19,188
                                                          -----------   -----------   -------------   ------------    ------------

             Total assets                                 $   841,149   $ 1,419,547   $      79,975   $ (1,475,163)   $    865,508
                                                          ===========   ===========   =============   ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Current portion of long-term debt                   $     5,818   $       351   $          --   $         --    $      6,169
      Accounts payable and accrued liabilities                 30,286       189,626          10,296       (164,685)         65,523
                                                          -----------   -----------   -------------   ------------    ------------
             Total current liabilities                         36,104       189,977          10,296       (164,685)         71,692
                                                          -----------   -----------   -------------   ------------    ------------
Long-term debt                                                565,168            --              --             --         565,168
Deferred income tax                                           (45,300)       45,300              --             --              --
Discontinued operations                                            --         7,699              --             --           7,699
Other long-term liabilities and minority interest                (173)       10,355              --             --          10,182
Intercompany payables                                          74,583       544,799          37,117       (656,499)             --
Contingencies (Note 7)                                             --            --              --             --              --

Stockholders' equity:
      Common stock and capital in excess of par value         451,241     1,086,711           5,451     (1,092,162)        451,241
      Accumulated other comprehensive income                      636            --              --             --             636
      Accumulated deficit                                    (241,110)     (465,294)         27,111        438,183        (241,110)
                                                          -----------   -----------   -------------   ------------    ------------
             Total stockholders' equity                       210,767       621,417          32,562       (653,979)        210,767
                                                          -----------   -----------   -------------   ------------    ------------

             Total liabilities and stockholders' equity   $   841,149   $ 1,419,547   $      79,975   $ (1,475,163)   $    865,508
                                                          ===========   ===========   =============   ============    ============

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                 Three Months Ended June 30, 2003
                                               ----------------------------------------------------------------------
                                                Parent     Guarantor    Non-Guarantor    Eliminations    Consolidated
                                               --------    ---------    -------------    ------------    ------------
Drilling and rental revenues:
      U.S. drilling                            $     --    $  18,076    $          --    $         --    $     18,076
      International drilling                         --       29,630           13,098            (637)         42,091
      Rental tools                                   --       13,699               --              --          13,699
                                               --------    ---------    -------------    ------------    ------------
Total drilling and rental revenues                   --       61,405           13,098            (637)         73,866
                                               --------    ---------    -------------    ------------    ------------

Drilling and rental operating expenses:
      U.S. drilling                                  (3)      13,406               --              --          13,403
      International drilling                         --       20,423           10,855            (637)         30,641
      Rental tools                                   --        5,592               --              --           5,592
                                               --------    ---------    -------------    ------------    ------------
Total drilling and rental operating expenses         (3)      39,421           10,855            (637)         49,636
                                               --------    ---------    -------------    ------------    ------------
Drilling and rental gross margins                     3       21,984            2,243              --          24,230
                                               --------    ---------    -------------    ------------    ------------
Construction contract revenue                        --        3,703               --              --           3,703
Construction contract expense                        --        2,703               --              --           2,703
                                               --------    ---------    -------------    ------------    ------------
Construction contract gross margin (Note 6)          --        1,000               --              --           1,000
                                               --------    ---------    -------------    ------------    ------------

Depreciation and amortization                        --       15,686            1,570              --          17,256
General and administrative expense                   38        5,283               --              --           5,321
                                               --------    ---------    -------------    ------------    ------------
Total operating income                              (35)       2,015              673              --           2,653
                                               --------    ---------    -------------    ------------    ------------

Other income and (expense):
      Interest expense                          (14,499)     (17,747)          (1,063)         20,004         (13,305)
      Other income (expense) - net               19,169        1,011              704         (20,004)            880
      Equity in net earnings of subsidiaries    (78,784)          --               --          78,784              --
                                               --------    ---------    -------------    ------------    ------------
Total other income and (expense)                (74,114)     (16,736)            (359)         78,784         (12,425)
                                               --------    ---------    -------------    ------------    ------------

Loss before income taxes                        (74,149)     (14,721)             314          78,784          (9,772)
Income tax expense (benefit):
      Current                                       259        3,688               --              --           3,947
      Deferred                                       --           --               --              --              --
                                               --------    ---------    -------------    ------------    ------------
Income tax expense                                  259        3,688               --              --           3,947
                                               --------    ---------    -------------    ------------    ------------

Loss from continuing operations                 (74,408)     (18,409)             314          78,784         (13,719)
Discontinued operations, net of taxes                --      (60,689)              --              --         (60,689)
                                               --------    ---------    -------------    ------------    ------------
Net income (loss)                              $(74,408)   $ (79,098)   $         314    $     78,784    $    (74,408)
                                               ========    =========    =============    ============    ============

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                        Six Months Ended June 30, 2003
                                                  -----------------------------------------------------------------------
                                                   Parent      Guarantor    Non-Guarantor    Eliminations    Consolidated
                                                  ---------    ---------    -------------    ------------    ------------
Drilling and rental revenues:
     U.S. drilling                                $      --    $  35,721    $          --    $         --          35,721
     International drilling                              --       64,990           26,035          (1,222)         89,803
     Rental tools                                        --       26,312               --              --          26,312
                                                  ---------    ---------    -------------    ------------    ------------
Total drilling and rental revenues                       --      127,023           26,035          (1,222)        151,836
                                                  ---------    ---------    -------------    ------------    ------------

Drilling and rental operating expenses:
     U.S. drilling                                       --       25,502               --              --          25,502
     International drilling                              --       42,781           21,441          (1,234)         62,988
     Rental tools                                        --       11,008               --              --          11,008
                                                  ---------    ---------    -------------    ------------    ------------
Total drilling and rental operating expenses             --       79,291           21,441          (1,234)         99,498
                                                  ---------    ---------    -------------    ------------    ------------
Drilling and rental gross margins                        --       47,732            4,594              12          52,338
                                                  ---------    ---------    -------------    ------------    ------------


Construction contract revenue                            --        5,969               --              --           5,969
Construction contract expense                            --        4,969               --              --           4,969
                                                  ---------    ---------    -------------    ------------    ------------
Construction contract gross margin (Note 6)              --        1,000               --              --           1,000
                                                  ---------    ---------    -------------    ------------    ------------


Depreciation and amortization                            --       31,262            3,136              --          34,398
General and administrative expense                       75       10,331               --              --          10,406
                                                  ---------    ---------    -------------    ------------    ------------
Total operating income                                  (75)       7,139            1,458              12           8,534
                                                  ---------    ---------    -------------    ------------    ------------

Other income and (expense):
     Interest expense                               (29,135)     (29,407)          (2,173)         33,966         (26,749)
     Other income (expense ) - net                   32,014        2,403            1,210         (33,978)          1,649
     Equity in net earnings of subsidiaries         (92,282)          --               --          92,282              --
                                                  ---------    ---------    -------------    ------------    ------------
Total other income and (expense)                    (89,403)     (27,004)            (963)         92,270         (25,100)
                                                  ---------    ---------    -------------    ------------    ------------


Loss before income taxes                            (89,478)     (19,865)             495          92,282         (16,566)
Income tax expense (benefit):
     Current                                          1,131        6,610               --              --           7,741
     Deferred                                            --           --               --              --              --
                                                  ---------    ---------    -------------    ------------    ------------

Income tax expense                                    1,131        6,610               --              --           7,741
                                                  ---------    ---------    -------------    ------------    ------------


Loss from continuing operations                     (90,609)     (26,475)             495          92,282         (24,307)

Discontinued operations, net of taxes                    --      (66,302)              --              --         (66,302)
                                                  ---------    ---------    -------------    ------------    ------------
Net loss                                          $ (90,609)   $ (92,777)   $         495    $     92,282    $    (90,609)
                                                  =========    =========    =============    ============    ============

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             Six Months Ended June 30, 2003
                                                        ----------------------------------------------------------------------
                                                         Parent     Guarantor    Non-Guarantor    Eliminations    Consolidated
                                                        --------    ---------    -------------    ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                   $(90,609)   $ (92,777)   $         495    $     92,282    $    (90,609)
    Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
           Depreciation and amortization                      --       31,262            3,136              --          34,398
           Gain on disposition of assets                      --         (561)               3              --            (558)
           Deferred income taxes                              --           --               --              --              --
           Expenses not requiring cash                     1,107        1,420               --             (10)          2,517
           Equity in net earnings of subsidiaries         92,282           --               --         (92,282)             --
           Discontinued operations                            --       68,597               --              --          68,597
           Change in operating assets and liabilities    (39,257)      56,279            2,669          11,535          31,226
                                                        --------    ---------    -------------    ------------    ------------

        Net cash (used in) provided by
           operating activities                          (36,477)      64,220            6,303          11,525          45,571
                                                        --------    ---------    -------------    ------------    ------------

Cash flows from investing activities:
         Proceeds from the sale of equipment                  --        2,565               --              --           2,565
         Capital expenditures                                 --      (15,689)             (52)             --         (15,741)
                                                        --------    ---------    -------------    ------------    ------------

         Net cash used in investing activities                --      (13,124)             (52)             --         (13,176)
                                                        --------    ---------    -------------    ------------    ------------

Cash flows from financing activities:
         Principal payments under debt obligations       (17,756)        (652)              --              --         (18,408)
         Intercompany advances, net                       69,988      (51,701)          (6,762)        (11,525)             --
                                                        --------    ---------    -------------    ------------    ------------

         Net cash provided by (used in)
           financing activities                           52,232      (52,353)          (6,762)        (11,525)        (18,408)
                                                        --------    ---------    -------------    ------------    ------------

Net change in cash and cash equivalents                   15,755       (1,257)            (511)             --          13,987

Cash and cash equivalents at beginning of period          43,254        6,218            2,510              --          51,982
                                                        --------    ---------    -------------    ------------    ------------
Cash and cash equivalents at end of period              $ 59,009    $   4,961    $       1,999    $         --    $     65,969
                                                        ========    =========    =============    ============    ============

Report of Independent Accountants

To the Board of Directors and Shareholders
Parker Drilling Company

         We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of June 30, 2003 and the related consolidated condensed statements of operations for the three and six month periods ended June 30, 2003 and 2002 and the consolidated condensed statements of cash flows for the six month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

         We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report, dated January 29, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                             /s/ PricewaterhouseCoopers LLP
                                             ------------------------------
                                             PricewaterhouseCoopers LLP


Tulsa, Oklahoma
August 4, 2003

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

         *repayment of debt,

         *restructure, renew and or replace indebtedness,

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

OUTLOOK AND OVERVIEW

         The financial results for the second quarter of 2003 continue to reflect depressed conditions in most drilling markets. Despite high utilization for jackup rigs in the Gulf of Mexico, the dayrates for jackups and barges in this market continue to remain at depressed levels. Utilization for international land drilling operations, while ending its downward trend that began during the second quarter of 2002, remains at depressed levels. Even though dayrates have not increased in the Gulf of Mexico, our rental tool business has responded favorably to the recent increase in activity.

         As we have reported in recent filings, the conundrum of continued depressed dayrates in the Gulf of Mexico in the face of rising natural gas prices can possibly be attributed to several factors, including: operators addressing debt reduction issues, lack of acceptable well prospects and funding issues for independent operators. These market conditions continue to create unusual situations as our jackup utilization increased from 75 percent in the first quarter of 2003 to 82 percent in the second quarter of 2003 as our jackup dayrates decreased during the same period. Barge drilling activity results were more predictable for the current operating environment with barge utilization and dayrates declining during the second quarter when compared with the first quarter, despite a brief surge in activity during June. As several new contracts commence during the third quarter, utilization will improve slightly, but we anticipate that the Gulf of Mexico drilling market will remain flat throughout the third quarter.

         Our rental tool business in the Gulf of Mexico increased during the second quarter of 2003 when compared to the first quarter of 2003. Also contributing to the increase in operating income of $0.2 million during this period has been the development of Quail Tools' new Evanston, Wyoming Operation that continues to establish a solid customer base. The outlook for the rental tools business for the remainder of 2003 is positive and we anticipate that, the year over year growth for the remainder of 2003 will equal or exceed that of the first two quarters.

         The Commonwealth of Independent States (former Soviet Union, referred to herein as "CIS") is our leading market of international land operations. In addition to our established operations in Kazakhstan and Russia, we recently announced that a subsidiary of Parker, in cooperation with Calik Enerji, A.S., has signed a three year, two rig contract to provide drilling services to Turkmeneft State Concern in Turkmenistan. Our remaining international land operations showed little signs of improvement during the second quarter due primarily to our Asia Pacific operation. However, this area will improve during the third and fourth quarters of 2003 as a result of a recent contract extension in Indonesia, two new contracts in New Zealand and a new contract in Bangladesh. The Indonesia operations will increase activity for three months while the new contracts in New Zealand and Bangladesh are anticipated to last from nine to twelve months. As bidding activity increases in the Asia Pacific market, we are hopeful that this market will continue to grow. We are also continuing our pursuit of opportunities to increase our presence in Russia through alliances with operators who are making long term investments.

         International offshore activity was negatively impacted during the second quarter of 2003 by continued community unrest in Nigeria that has resulted in the shutdown of one barge rig since March 2003. We are in negotiations with the operator of this project to activate one of our other barge rigs that is currently idle until such time as we are able to access, evaluate and repair any damage to the former rig due to the community unrest. The operator of our barge rig operation in the Caspian Sea has given notice of termination at the end of its four year term in September. Although we anticipate that this rig will resume operating in the future, we do not expect any increase in our international offshore markets in the near term.

         We recently announced that the negotiations with a third party for the sale of a package of rigs in Latin America and the Gulf of Mexico have been terminated due to a material change in the offer by the third party which we rejected. Although the termination of these negotiations will delay our initial goal of reducing our debt by $200 million, we remain cautiously optimistic that we will complete the sale of a group of assets by year end. We are committed to accomplishing our strategic plan of using asset sales and debt reduction and restructuring to posture the Company for future growth. Even though our asset sales have been delayed, such operations meet the requirements of a "Discontinued Operation." The assets held for sale have been written down to an estimated fair value, resulting in a non-cash impairment charge of $54.0 million recognized in the second quarter. Included in the discontinued operations line on the Statement of Operations is the non-cash loss anticipated on the eventual sale of the assets, the results of operations of the discontinued operations and any applicable taxes relating to the results of operations and the anticipated sale. In addition we reclassified prior quarter operating results. We will continue to report separately the results of operations of these segments until the closing of the actual sale.

         As we pursue asset sales, we continue to be vigilant in our efforts to conserve cash by maintaining capital expenditures below $50.0 million and corporate overhead below $20.0 million for the year. The Company intends to use proceeds from the asset sales to reduce debt and to cover debt maturities. In addition, the Company is in discussions to renew or replace its senior credit facility, which currently consists of a revolving credit agreement (see Liquidity and Capital Resources Section) with a larger facility that will consist of a revolving credit agreement and a term loan agreement. If the Company is not successful in either (i) selling assets or (ii) renewing or replacing its senior credit facility with a larger senior credit facility that includes a term loan, we anticipate that cash generated from operations may not be sufficient to pay the $110 million of Convertible Subordinated Notes due in August 2004. All of the Company's debt agreements contain cross-default provisions. Accordingly, if the Company is unable to pay the Convertible Subordinated Notes when due, all of its debt would be declared in default and thus would become immediately due and payable. As indicated in our conference call for the second quarter, we are reducing our guidance for 2003 to a projected loss in diluted earnings per share to a range of $0.38 to $0.42 for continuing operations. This guidance takes into consideration debt restructuring costs and refinancing costs associated with the new debt offering which we are planning in conjunction with the asset sales, as well as slower than anticipated market reaction to commodity prices that continues to affect a number of our drilling markets.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

         The Company recorded a net loss of $74.4 million for the three months ended June 30, 2003 including a loss of $60.7 million attributed to discontinued operations as compared to a net loss of $11.5 million for the three months ended June 30, 2002 which includes a loss of $3.8 million attributed to discontinued operations. The net loss from continuing operations for the current quarter was $13.7 million compared to a net loss of $7.7 million for the three months ended June 30, 2002.

         In June 2003, the board of directors approved a plan to sell the Gulf of Mexico jackup and platform operations and the Latin America operations. In compliance with Generally Accepted Accounting Principles the Company has recognized the jackup and platform operations and the Latin America operations as discontinued operations. Reclassifications have been made to reflect operations from continuing operations and discontinued operations for 2003 and 2002. The analysis below reflects these reclassifications, beginning with an analysis of the continuing operations followed by a discussion of discontinued operations.

Analysis of Continuing Operations

                                            Three Months Ended June 30,
                                       ----------------------------------------
                                              2003                 2002
                                       ------------------   -------------------
Drilling and rental revenues:                  (Dollars in Thousands)
    U.S. drilling                      $ 18,076        24%  $  18,900        23%
    International drilling               42,091        57%     51,516        61%
    Rental tools                         13,699        19%     13,243        16%
                                       --------  --------   ---------  --------
Total drilling and rental revenues     $ 73,866       100%  $  83,659       100%
                                       ========  ========   =========  ========


         The Company's drilling and rental revenues decreased $9.8 million to $73.9 million in the current quarter as compared to the second quarter of 2002. U.S. drilling revenues consisting of 22 barge rigs decreased $0.8 million due to declining dayrates. The marginal improvement of the barge rigs utilization from 52 percent to 55 percent in the current quarter as compared to the second quarter of 2002 partially offset the effect of the decline in dayrates.

         International drilling revenues decreased $9.4 million to $42.1 million in the current quarter as compared to the second quarter of 2002. International land drilling revenues decreased $5.6 million while international offshore drilling revenues decreased $3.8 million. All international land locations experienced a decrease in revenues in the second quarter of 2003 as compared to 2002. Land drilling revenues in the CIS region decreased $0.9 million primarily attributed to our Kazakhstan operations. During the second quarter 2002 the Company had three rigs operating in the Karachaganak field in Kazakhstan. Two of these rigs were released during the latter half of 2002, resulting in decreased revenues of $1.9 million. The Company's operations in Tengiz with Tengizchevroil ("TCO") accounted for $0.4 million reduction in revenues due to TCO's release of one rig, owned by TCO, on which the Company had previously provided labor services. Decreased revenues in Kazakhstan were partially offset by increased revenues in Russia. During the second quarter of 2003, rig 262 began operations on Sakhalin Island resulting in increased revenues of $0.7 million. Revenues in our Asia Pacific region decreased by $5.0 million due primarily to three fewer rigs operating in the second quarter of 2003 as compared to the second quarter of 2002. In Indonesia, revenues decreased $1.3 million as the Company operated three rigs in 2002 compared to one rig during the second quarter of 2003. In Papua New Guinea, revenues decreased $2.6 million due to a one rig decrease in utilization and reduced labor contract days. In New Zealand, revenues decreased $1.1 million due to a one rig decrease in utilization.

         The decrease of $3.8 million in international offshore drilling revenues was due primarily to reduced dayrates in Nigeria, even though three of the four Nigerian barge rigs were under contract during the second quarter of 2002 and 2003. In March of 2003, two of the three barge rigs suspended drilling and were evacuated due to civil unrest. During the suspension, the contract provides for the application of a force majeure rate which is approximately 90 percent of the full operating dayrate. One of the barge rigs returned to full operations at the end of April 2003. The second barge rig, barge rig 74, remains evacuated and the Company has been unable to access or retrieve the rig due to continued unrest in the area. In April, barge rig 74 was placed on a standby rate approximating 45 percent of the full dayrate. As of the end of July 2003, barge rigs 75 and 73 are operating on full dayrates and barge rig 74 remains on the above standby rate. Barge rig 72 has been stacked since the completion of its contract during the third quarter of 2002.

         Rental tool revenues increased $0.5 million as Quail Tools reported revenues in the current quarter of $13.7 million. Revenues increased $0.6 million and $0.4 million from the Victoria, Texas and Evanston, Wyoming operations, respectively. The Odessa, Texas operations revenues decreased $0.5 million and revenues from the New Iberia, Louisiana operations remained flat in the current period as compared to the second quarter 2002. The Victoria, Texas operations experienced a 31 percent increase in net rental revenues, driven by customer drilling activity in the south Texas region. Operations in the Evanston, Wyoming region commenced the second quarter of 2002; thus, its increased revenues are the result of continued marketing efforts that have expanded our customer base in the region. The Odessa, Texas operations experienced a 14 percent decline in net rental revenues, due to reduced customer drilling activity and a highly competitive pricing environment in the region in the current quarter as compared to the second quarter 2002.

                                                         Three Months Ended June 30,
                                                  -------------------------------------------
                                                         2003                    2002
                                                  -----------------      --------------------
Drilling and rental gross margin:                     (Dollars in Thousands)
    U.S. drilling                                 $   4,673      26%     $   5,320         28%
    International drilling                           11,450      27%        15,115         29%
    Rental tools                                      8,107      59%         7,457         56%
                                                  ---------              ---------
Total drilling and rental gross margin               24,230      33%        27,892         33%
                                                  ---------              ---------

    Depreciation and amortization                   (17,256)               (16,960)
    Construction contract gross margin                1,000                     --
    General and administrative expense               (5,321)                (5,573)
                                                  ---------              ---------
Total operating income                            $   2,653              $   5,359
                                                  =========              =========

(Drilling and rental gross margin - drilling and rental revenues less direct drilling and rental operating expenses; drilling and rental gross margin percentages - drilling and rental gross margin as a percent of drilling and rental revenues.)


         Drilling and rental gross margin of $24.2 million in the current quarter decreased $3.7 million from the second quarter of 2002. In the U.S. drilling market, gross margin for the barge rigs decreased $0.6 million.

         International drilling gross margin decreased $3.7 million in the current quarter as compared to the second quarter of 2002. International land drilling gross margin decreased $3.6 million to $7.0 million during the current quarter due primarily to declining utilization in Asia Pacific. The Asia Pacific region gross margin decreased $3.4 million in the second quarter of 2003. Indonesia had three rigs operating in 2002 compared to one in 2003. Utilization in Papua New Guinea and New Zealand declined from 67 percent and 36 percent respectively in 2002, to 33 percent and 14 percent in 2003. The CIS region gross margin for land operations decreased $0.5 million in 2003, due primarily to a reduction in utilization in the Karachaganak field from the equivalent of 2.5 operating rigs in 2002 (one rig was released in May of 2002) to one operating rig in 2003.

         The international offshore gross margin was $4.4 million in the current quarter reflecting only a slight decrease in total from the second quarter of 2002. However, the gross margin related to the four Nigerian barge rigs decreased $0.9 million which was offset by an increase in gross margin for barge rig 257 in the Caspian Sea. Gross margins in Nigeria decreased primarily due to the community unrest in Nigeria which has resulted in significant damage to barge rig 74. As of June 30, 2003, the Company estimated that damage to the rig will approximate $7.5 million, resulting in a cost to the Company, net of expected insurance proceeds, of $1.7 million which was expensed. The cost to repair barge rig 74 is only an estimate based on a third party's observation, as Company personnel have been unable to board the rig for a thorough evaluation. The increase in gross margin for barge rig 257 in the Caspian Sea is the result of a one-time assessment during 2002 for property taxes that were related to previous years.

         Rental tool gross margin increased $0.7 million to $8.1 million during the current quarter as compared to the second quarter of 2002. Gross margin percentage increased to 59 percent during the current quarter as compared to 56 percent for the second quarter of 2002, due to a slight increase in revenues and a three percent decrease in operating expenses. More specifically, salaries and benefits have experienced a six percent decline during the current quarter, as compared to the second quarter of 2002.

         Depreciation and amortization expense increased $0.3 million to $17.3 million in the current quarter. Depreciation expense increased due to capital additions during 2002.

         During the first quarter of 2002, the Company announced a new contract to design, construct, mobilize and sell a rig to drill extended reach wells to offshore targets from a land-based location on Sakhalin Island, Russia for an international consortium. The Company also entered into a contract to subsequently operate the rig on behalf of the international consortium. The revenue and expense for the project are recognized as construction contract revenue and expense. The estimated profit from the engineering, construction, mobilization and rig-up fees is calculated on a percentage of completion basis. During the second quarter ended June 30, 2003 the Company recognized $1.0 million in estimated profit. The total estimated profit recognized to date from the design, construction, mobilization and rig-up contract is $3.5 million, $1.0 million of which was recognized in 2003 and $2.5 million was recognized during 2002. Final completion of all construction is expected by September 2003.

         General and Administrative expense decreased $0.3 million to $5.3 million in the current quarter as compared to the second quarter of 2002. The decrease is attributed to the following: salaries and wages decreased $0.2 million as a result of the reduction in force in June 2002, and the remaining decrease is a result of the ongoing cost reduction program implemented in 2002.

         Interest expense increased $0.7 million in the second quarter of 2003 as compared to the second quarter of 2002. The increase was due in part to the termination of a $50 million swap agreement during the third quarter of 2002 that resulted in $1.2 million in interest savings during the second quarter of 2002. Interest expense also increased due to the exchange of $235.6 million in principal amount of new 10.125% Senior Notes due 2009 for a like amount of its 9.75% Senior Notes due 2006, which was effective July 1, 2002. These increases were offset partially during the current quarter by the purchase of $14.8 million of the Company's Convertible Subordinated Notes on the open market in May 2003, reduced interest amortization of the Boeing note and the amortization of the SWAP gain recognized upon liquidation of the SWAP agreements.

         Income tax expense consists of foreign tax expense of $3.9 million for the second quarter of 2003. For the second quarter of 2002 income tax expense consisted of foreign tax expense of $1.4 million and a deferred tax benefit of $4.5 million. Foreign taxes increased $2.5 million due primarily to a tax benefit realized in 2002 from a Kazakhstan tax ruling related to prior years. For the second quarter of 2003 the Company incurred a net loss, however, no additional deferred tax benefit was recognized since the sum of the Company's deferred tax assets, principally the net operating loss carryforwards, exceeds the deferred tax liabilities, principally the excess of tax depreciation over book depreciation. This additional deferred tax asset was fully reserved through a valuation allowance in the current quarter.

Analysis of Discontinued Operations


                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                      2003             2002
                                                   ----------       ----------
Discontinued operations drilling revenue:            (Dollars in Thousands)
    U.S. drilling                                  $   11,704       $   10,560
    International drilling                              5,799           13,226
                                                   ----------       ----------
Total discontinued operations drilling revenue         17,503           23,786
                                                   ----------       ----------

Discontinued operations gross margin:
    U.S. drilling                                         722              158
    International drilling                                255            2,934
                                                   ----------       ----------
Total discontinued operations gross margin                977            3,092

    Depreciation and amortization                      (7,269)          (7,424)
    Other income (expense) - net                           28              224
    Provision for impairment of assets                (53,968)              --
    Tax benefit (expense)                                (457)             291
                                                   ----------       ----------
Loss from discontinued operations                  $  (60,689)      $   (3,817)
                                                   ==========       ==========

         Revenues in Latin America decreased $7.4 million primarily due to declining utilization in Colombia and Ecuador. During the second quarter of 2002 the Latin America region averaged 7.2 rigs operating as compared to an average of 2.7 rigs working during the second quarter of 2003. During the second quarter of 2002, a customer released four rigs in the deep drilling regions of Colombia and currently only one rig has resumed operations. In the second quarter of 2002, Ecuador had one rig operating, the contract was completed in late 2002 and the rig is currently being prepared to mobilize to Bangladesh from its current location in Houston. Increased revenue in Peru partially offset the decline in Colombia and Ecuador. During the second quarter of 2003 Peru had one rig operating at full dayrate as compared to one rig on a reduced move rate during the second quarter of 2002.

         In Latin America gross margin declined $2.7 million. The decreasing utilization in the Colombia and Ecuador operations, as previously mentioned, contributed to the reduction in gross margin for the region. Also additional expense was incurred in Colombia related to the preparation of the demobilization of three rigs to the U.S.

         U. S. Gulf of Mexico discontinued operations revenues increased $1.1 million in the current quarter as compared to the second quarter 2002. Jackup rig revenues increased $1.0 million as a result of an improvement in average utilization from 78 percent to 82 percent and a five percent increase in dayrates from the second quarter 2002 to the current quarter, respectively. The platform rig revenues increased $0.1 million due to a slight improvement in average dayrates in the current quarter as compared to the second quarter 2002.

         U.S. Gulf of Mexico discontinued operations gross margin increased $0.6 million in the current quarter as compared to the second quarter 2002. The gross margin was positively impacted during the current quarter by higher utilization and dayrates from the jackup rigs and higher dayrates on the platform rigs as previously discussed.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

         The Company recorded a net loss from continuing operations of $24.3 million for the six months ended June 30, 2003 compared to a net loss from continuing operations of $9.5 million before the cumulative effect of a change in accounting principle for the six months ended June 30, 2002. Losses from discontinued operations were $66.3 million and $13.1 million for the six months ended June 30, 2003 and 2002, respectively. During the six months ended June 30, 2002 the Company adopted SFAS No. 142 which resulted in a $73.1 million impairment of goodwill which was recognized as a change in accounting principle.

Analysis of Continuing Operations

                                                  Six Months Ended June 30,
                                       ------------------------------------------------
                                               2003                       2002
                                       ---------------------      ---------------------
Drilling and rental revenues:                         (Dollars in Thousands)
    U.S. drilling                      $ 35,721           24%     $ 35,145           21%
    International drilling               89,803           59%      109,363           64%
    Rental tools                         26,312           17%       25,354           15%
                                       --------     --------      --------     --------
Total drilling and rental revenues     $151,836          100%     $169,862          100%
                                       ========     ========      ========     ========


         The Company's drilling and rental revenues decreased $18.0 million to $151.8 million in the current six-month period as compared to the six months ended June 30, 2002. U.S. drilling revenues increased $0.6 million due to increased utilization despite the decrease in average dayrate in the Company's Gulf of Mexico barge drilling operations. Utilization increased from 48 percent in 2002 to 54 percent for the six months ended June 30, 2003 while average dayrates decreased approximately 13 percent in 2003 as compared to 2002.

         International drilling revenues decreased $19.6 million to $89.8 million in the current six-month period as compared to the six months ended June 30, 2002. International land drilling revenues decreased $12.4 million while international offshore drilling revenues decreased $7.2 million. Land drilling revenues in the CIS operations decreased $4.8 million due to reduced utilization in Kazakhstan. In the Karachaganak field the Company worked three rigs during 2002 while only one worked during the six months ended June 30, 2003. In addition in December of 2002, TCO's release of one rig, owned by TCO, which the Company provided labor services, resulted in reduced revenues. Decreased revenues in Kazakhstan were partially offset by increased revenues in Russia. During the second quarter rig 262 began drilling operations on the Sakhalin Island resulting in increased revenues. Revenues in our Asia Pacific region decreased $8.4 million in 2003 as compared to 2002. Reduced utilization was the primary factor in all three countries in which we operate. Indonesia worked on average three rigs in 2002 and one rig during 2003. Both, New Zealand and Papua New Guinea, had one less rig working in 2003 as compared to 2002.

         The decrease of $7.2 million in international offshore drilling revenues was due primarily to reduced dayrates in Nigeria. As noted earlier, significant civil unrest resulted in the suspension of drilling operations on two of the three rigs working during 2003. Both of the barge rigs were evacuated and were placed on force majeure rates approximately 90 percent of the full dayrate. One of the barge rigs returned to full operations while the second barge rig, barge rig 74, remains evacuated. In April 2003, barge rig 74 was placed on a standby rate approximating 45 percent of the full dayrate. As of the end of July 2003, barge rigs 75 and 73 are operating on full dayrates and barge rig 74 remains on a standby rate. Barge rig 72 has been stacked since the completion of its contract during the third quarter of 2002.

         Rental tool revenues increased $1.0 million as Quail Tools reported revenues in the current year of $26.3 million. Revenues increased $0.3 million from the New Iberia, Louisiana operations, increased $0.6 million from the Victoria, Texas operations, decreased $0.6 million from the Odessa, Texas operations and generated $0.7 million from its new operations in Evanston, Wyoming. Both, New Iberia, Louisiana and the Victoria, Texas operations experienced an increase in customer demand in the respective regions due to increased drilling activity. The Odessa, Texas operation was down 19 percent in 2003 as compared to 2002 due to a decrease in customer activity in the region and a highly competitive pricing environment.

                                                            Six Months Ended June 30,
                                           ----------------------------------------------------------
                                                     2003                              2002
                                           --------------------------       -------------------------
Drilling and rental gross margin:                            (Dollars in Thousands)
    U.S. drilling                          $   10,219              29%      $    9,614             27%
    International drilling                     26,815              30%          34,198             31%
    Rental tools                               15,304              58%          13,959             55%
                                           ----------                       ----------
Total drilling and rental gross margin         52,338              34%          57,771             34%
                                           ----------                       ----------

    Depreciation and amortization             (34,398)                         (33,081)
    Construction contract gross margin          1,000                            1,254
    General and administrative expense        (10,406)                         (12,486)
                                           ----------                       ----------
Total operating income                     $    8,534                       $   13,458
                                           ==========                       ==========

(Drilling and rental gross margin - drilling and rental revenues less direct drilling and rental operating expenses; drilling and rental gross margin percentages - drilling and rental gross margin as a percent of drilling and rental revenues.)

         Drilling and rental gross margin of $52.3 million in the current six-month period reflected a decrease of $5.4 million from the six months ended June 30, 2002. Increased gross margin in the U.S. drilling operations and rental tool operations were more than offset by decreased operating margin in the international operations. The U.S. drilling operation's gross margin increased $0.6 million during the current period. The gross margin percentage increased from 27 percent to 29 percent primarily attributed to more efficient management of barge rig costs, such as repairs, maintenance and supplies.

         International drilling gross margin decreased $7.4 million in the current six-month period as compared to the six months ended June 30, 2002. International land drilling gross margin decreased $7.0 million to $15.7 million during the current six-month period due primarily to the reduced revenues in the Company's land drilling operations as previously discussed. The gross margin percentage for the international land drilling decreased from 37 percent to 32 percent in the current six-month period due to certain fixed costs at international locations such as marketing and administrative. The international offshore drilling gross margin decreased $0.3 million to $11.2 million in the current six-month period. The decrease is primarily attributed to reduced revenues resulting from the community unrest issues in Nigeria as previously discussed. Gross margins in Nigeria decreased approximately $1.2 million during the current six-month period. This decrease was partially offset by an increase in gross margin related to barge rig 257 in the Caspian Sea. The increased gross margin was directly related to a one-time payment for property taxes, as previously mentioned.

         Rental tool gross margin increased $1.3 million to $15.3 million during the current six-month period as compared to 2002. Gross margin percentage increased to 58 percent during the current period as compared to 55 percent for the six months ended June 30, 2002, due to a slight increase in revenues and a three percent decrease in operating expenses. This decrease in operating expenses was driven by the decline in costs to repair rental tools and costs associated with the disposition of rental tools that were sold or junked.

         Depreciation and amortization expense increased $1.3 million to $34.4 million during the current period. Depreciation expense increased due to capital additions during 2002.

         Interest expense increased $1.7 million for the six months ended June 30, 2003 as compared to 2002. During the first quarter of 2002, the Company entered into three $50.0 million swap agreements that resulted in $2.3 million in interest savings during the six months ended June 30, 2002. The swap agreements were terminated during the third quarter of 2002. Effective July 1, 2002 interest expense increased due to the exchange of $235.6 million in principal amount of new 10.125% Senior Notes due 2009 for a like amount of its 9.75% Senior Notes due 2006. Partially offsetting this increase was a reduction in interest from the purchase of $14.8 million of Convertible Subordinated Notes on the open market in May 2003, reduced interest amortization of the Boeing note and the amortization of the SWAP gain recognized upon liquidation of the SWAP agreements.

         During the first quarter of 2002, the Company announced a new contract to build and operate a rig to drill extended reach wells to offshore targets from a land-based location on Sakhalin Island, Russia for an international consortium. The revenue and expense for the project are recognized as construction contract revenue and expense, with the engineering fee calculated on a percentage of completion basis, $1.0 million and $1.2 million were recognized during the six months ended June 30, 2003 and 2002, respectively.

         General and Administrative expense decreased $2.1 million to $10.4 million in the current six-month period as compared to the six months ended June 30, 2002. This decrease is primarily attributed to the following: salaries and wages decreased $0.7 million as a result of the reduction in force in June 2002; professional and legal fees decreased $0.6 million; and unscheduled maintenances of $0.2 million on the former corporate headquarters in Tulsa during 2002. The remaining decrease is a result of the ongoing cost reduction program implemented last year.

         Other expense decreased $4.2 million in the current six-month period as compared to the six months ended June 30, 2002. The six months ended June 30, 2002 included $3.6 million related to the Exchange Offer and $0.6 million costs incurred for the attempted acquisition of Australian Oil and Gas.

         Income tax expense consists of foreign tax expense of $7.7 million for the current six-month period. For the six months ended June 30, 2002 income tax expense included foreign tax expense of $4.9 million and deferred tax benefit of $9.7 million. Foreign taxes increased $2.8 million in the current six-month period due primarily to a tax benefit realized in 2002 from a Kazakhstan tax ruling related to prior years. For the current six-month period the Company incurred a net loss, however, no additional deferred tax benefit was recognized since the sum of the Company's deferred tax assets, principally the net operating loss carryforwards, exceeds the deferred tax liabilities, principally the excess of tax depreciation over book depreciation. This additional deferred tax asset was fully reserved through a valuation allowance in the current quarter.

Analysis of Discontinued Operations

                                                              Six Months Ended June 30,
                                                               2003             2002
                                                           -------------    -------------
Discontinued operations drilling revenue:                      (Dollars in Thousands)
    U.S. drilling                                          $      22,320    $      17,020
    International drilling                                        12,341           26,972
                                                           -------------    -------------
Total discontinued operations drilling revenue                    34,661           43,992
                                                           -------------    -------------
Discontinued operations gross margin:
    U.S. drilling                                                  1,539           (1,677)
    International drilling                                         1,474            6,957
                                                           -------------    -------------
Total discontinued operations gross margin                         3,013            5,280

    Depreciation and amortization                                (14,629)         (14,902)
    Other income (expense) - net                                     295              434
    Provision for impairment of assets                           (53,968)              --
    Tax benefit (expense)                                         (1,013)          (3,905)
                                                           -------------    -------------
Loss from discontinued operations                          $     (66,302)   $     (13,093)
                                                           =============    =============

         Revenues in Latin America decreased $14.6 million to $12.3 million in the current six-month. The region operated an average of 3.0 rigs in the current six-month period as compared to 7.4 rigs in the six months ended June 30, 2002. The decline in utilization in Colombia and Ecuador, as mentioned previously, was partially offset by operations in Peru and Bolivia. Bolivia recognized mobilization revenue on a contract for one rig in the current period. Peru had one rig operating at full dayrate for the current six-month period as compared to a reduced move rate for a portion of the six months ended June 30, 2002. In addition, Peru recognized additional revenue which had been previously deferred and is now being amortized over the life of the contract.

         Gross margin in the Latin America region decreased $5.5 million to $1.5 million in the current period as compared to the six months ended June 30, 2002. The loss of four contracts in Colombia in mid 2002 and one contract in Ecuador contributed to the decline in gross margin. Of the four contracts cancelled in Colombia, only one rig was returned to work in early 2003.

         Revenues for the U. S. Gulf of Mexico discontinued operations increased $5.3 million to $22.3 million in the current six-month period as compared to the six months ended June 30, 2002. The jackup rigs contributed to the increase with higher utilization and improved dayrates. Utilization for the jackup rigs increased from 66 percent to 79 percent and average dayrates improved 10 percent in the current six-month period as compared to the six months ended June 30, 2002. The platform rigs utilization remained constant at 17 percent, but experienced an increase in average dayrates of 12 percent from the current six-month period as compared to the six months ended June 30, 2002.

         The U.S. Gulf of Mexico discontinued operations gross margin was $1.5 million in the current period, an increase of $3.2 million from the six months ended June 30, 2002. The gross margin was positively impacted in the current period by higher dayrates and utilization for the jackup rigs and improved dayrates on the platform rigs as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2003, the Company had cash and cash equivalents of $66.0 million, an increase of $14.0 million from December 31, 2002. The primary sources of cash for the six-month period as reflected on the Consolidated Condensed Statement of Cash Flows were $45.6 million provided by operating activities and $2.6 million from the disposition of equipment.

         The primary uses of cash for the six-month period ended June 30, 2003 were $15.7 million for capital expenditures and $18.4 million for repayment of debt. The Company used $14.5 million cash to purchase $14.8 million face value of its outstanding Convertible Subordinated Notes on the open market in May 2003. Major capital projects during the current six-month period included expenditures on drill pipe and tubulars for Quail Tools.

         As of June 30, 2002, the Company had cash and cash equivalents of $23.4 million, a decrease of $37.0 million from December 31, 2001. The net cash used in operating activities as reflected on the Consolidated Condensed Statement of Cash Flows was $9.6 million. This included $27.1 million of net receivables relating to construction of rig 262 for the Sakhalin Island project. Cash flows from investing activities included $28.1 million for capital expenditures and proceeds from the sale of assets of $3.3 million. Cash flows from financing activities included $2.6 million repayment of debt.

         The Company has total long-term debt of $571.3 million, including the current portion of $6.2 million at June 30, 2003. The Company has a senior credit facility that currently consists of a $50.0 million revolving credit agreement ("revolver") with a group of banks led by Bank of America. This revolver is available for working capital requirements, general corporate purposes and to support letters of credit. The revolver is collateralized by accounts receivable, inventory, and certain barge rigs located in the Gulf of Mexico. The revolver contains customary affirmative and negative covenants. Availability under the revolver is subject to a borrowing base limitation based on 80 percent of eligible receivables plus 50 percent of supplies in inventory. Currently, the borrowing base is $35.5 million, of which none has been drawn down, and $10.7 million has been reserved for letters of credit resulting in available revolving credit of $24.8 million. The senior credit facility, including the revolver terminates on October 22, 2003. The Company is in the process of renewing or replacing the senior credit facility with a larger facility, which would include a revolving credit agreement and a term loan agreement. The Company is seeking to obtain this larger senior credit facility so that the term loan would be available to be used as a source of funds to pay a portion of the Convertible Subordinated Notes payable in August 2004 in the event these notes have not been refinanced or retired by such date. If the Company is not successful in either (i) selling assets or (ii) renewing or replacing its senior credit facility with a larger senior credit facility that includes a term loan, we anticipate that cash generated from operations may not be sufficient to pay the $110 million of Convertible Subordinated Notes due in August 2004. All of the Company's debt agreements contain cross-default provisions. Accordingly, if the Company is unable to pay the Convertible Subordinated Notes when due, all of its debt would be declared in default and thus would become immediately due and payable.

         The Company anticipates the working capital needs and funds required for capital spending will be met from existing cash and cash provided by operations. It is management's present intention to limit capital spending, net of reimbursements from customers, to approximately $50.0 million in 2003. Should new opportunities requiring additional capital arise, the Company may seek project financing or equity participation from outside alliance partners or customers. The Company cannot predict whether such financing or equity participation would be available on terms acceptable to the Company.

         The following tables summarize the Company's future contractual cash obligations and other commercial commitments as of June 30, 2003.

                                                                                            After 5
                                            1 Year          2-3 Years       4-5 Years        Years           Total
                                         -------------   -------------   -------------   -------------   -------------
                                                                   (Dollars in Thousands)
Contractual cash obligations:
    Long-term debt - principal(1)        $       6,169   $     111,779   $     214,192   $     235,612   $     567,752
    Long-term debt - interest(1)                51,307          91,534          60,764          38,766         242,371
    Operating leases(2)                          3,317           4,301           3,643           2,145          13,406
                                         -------------   -------------   -------------   -------------   -------------
Total contractual cash obligations       $      60,793   $     207,614   $     278,599   $     276,523   $     823,529
                                         =============   =============   =============   =============   =============

Commercial commitments:
    Revolving credit facility(3)         $          --   $          --   $          --   $          --   $          --
    Standby letters of credit(3)                10,667              --              --              --          10,667
                                         -------------   -------------   -------------   -------------   -------------
Total commercial commitments             $      10,667   $          --   $          --   $          --   $      10,667
                                         =============   =============   =============   =============   =============



         (1) Long-term debt includes the principal and interest cash obligations of the 9.75% Senior Notes, the 10.125% Senior Notes, the 5.5% Convertible Subordinated Notes, the secured 10.1278% promissory note and the capital leases. Premiums related to the Senior Notes and interest rate swap to market gain (see Note 9 of the Notes to Unaudited Consolidated Condensed Financial Statements) are not included in the contractual cash obligations schedule.

         (2) Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

         (3) The Company has a $50.0 million revolving credit facility with an available borrowing base of $35.5 million. As of June 30, 2003, none has been drawn down, but $10.7 million of availability has been used to support letters of credit that have been issued. The revolving credit facility expires in October 2003.

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

         In June 2003, the board of directors approved a plan to sell the Latin America assets consisting of 17 land rigs and related inventory and spare parts and the U.S. Gulf of Mexico assets consisting of seven jackup rigs and four platform rigs. The Company is actively marketing the assets through an independent broker and expects to complete the sale by the end of December, 2003. At June 30, 2003, the net book value of the assets to be sold exceeded the fair value and as a result an impairment charge including estimated sales expenses was recognized in the amount of $54.0 million, (see Note 4 of the Notes to Unaudited Consolidated Condensed Financial Statements for additional information).

         Impairment of goodwill - Management periodically assesses whether the excess of cost over net assets acquired is impaired based on the estimated fair value of the operation to which it relates, which value is generally determined based on estimated future cash flows of that operation. If the estimated fair value is in excess of the carrying value of the operation, no further analysis is performed. If the fair value of each operation, to which goodwill has been assigned, is less than the carrying value, we will deduct the fair value of the tangible and intangible assets and compare the residual amount to the carrying value of the goodwill to determine if impairment should be recorded.

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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this standard has not had any impact on our financial position or results of operations.

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." The interpretation requires disclosure about the nature and terms of obligations under certain guarantees that the Company has issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective immediately. We do not expect to be impacted by the issuance of FIN 45.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. This statement will be effective for all financial statements entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We will adopt this standard as of July 1, 2003 and do not expect it to have a significant effect on financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

         The Company is exposed to interest rate risk from its fixed-rate debt. In January 2002, the Company hedged against a portion of the risk of changes in fair value associated with its $214.2 million 9.75% Senior Notes by entering into three fixed-to-variable interest rate swap agreements with a total notional amount of $150.0 million. The Company assumed no ineffectiveness as each interest rate swap agreement met the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swap agreements were offset by changes in the fair value of the debt and no net gain or loss was recognized in earnings. During the three and six months ended June 30, 2002 the interest rate swap agreements reduced interest expense by $1.1 million and $2.3 million respectively.

         On July 24, 2002, the Company terminated all the interest rate swap agreements and received $3.5 million. A gain totaling $2.6 million will be recognized as a reduction to interest expense over the remaining term (ending November 2006) of the debt instrument, of which $0.2 million and $0.4 million was recognized during the three and six months ended June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures - The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

         Internal Control Over Financial Reporting - There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES OR DIVIDEND ARREARAGES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


         The following exhibits are filed as a part of this report:

     Exhibit
     Number                             Description
    --------           ------------------------------------------------------
      15               Letter re Unaudited Interim Financial Information

      31.1             Section 302 Certification - Chief Executive Officer

      31.2             Section 302 Certification - Chief Financial Officer

      32.1             Section 906 Certification

       (b)             Reports on Form 8-K:
                       The Company filed a Form 8-K on August 8, 2003, announcing its operating results for the quarter ended
                       June 30, 2003, and revised 2003 outlook.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Parker Drilling Company

                                       Registrant

Date:  August 13, 2003


                                       By: /s/ James W. Whalen
                                           ------------------------------------
                                           James W. Whalen
                                           Senior Vice President and
                                           Chief Financial Officer

                                       By: /s/ W. Kirk Brassfield
                                           ------------------------------------
                                           W. Kirk Brassfield
                                           Vice President and Controller

                                INDEX TO EXHIBITS


   Exhibit
   Number                              Description
   -------             ------------------------------------------------------
    15                  Letter re Unaudited Interim Financial Information

    31.1                Section 302 Certification - Chief Executive Officer

    31.2                Section 302 Certification - Chief Financial Officer

    32.1                Section 906 Certification