Form 10-K/A
period 2002-12-31
PARKER DRILLING CO /DE/
filed 2003-09-26
CIK 76321

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

    (MARK ONE)

       [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

                          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                                    -----------------

       [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM            TO
                                            ----------    ----------

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

           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------

                 TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED:
                 -------------------                      ------------------------------------------
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

                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the agreement is an accelerated filer (as defined in Exchange Act Rule 12-b2). Yes [X] No [ ]

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

Amendment No. 1

Explanatory Note:

         As described in Note 17 of notes to the consolidated financial statements Parker Drilling Company has revised certain financial and other data to give affect to discontinued operations and to reflect the adoption of Statement of Financial Accounting Standards No. 145. The reclassifications had no effect on previously reported net income (loss) or net income (loss) per share. Corresponding changes resulting from the reclassification of the discontinued operations were also made to Item 1. Business, Item 2. Properties,
Item 6. Selected Financial Data, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data. Additionally, we have updated certain other information in Item 1 and Item 7 to reflect recent events.

                                TABLE OF CONTENTS

                                                                                                     PAGE NO.
                                                      PART I

Item  1.       Business                                                                                  5
Item  2.       Properties                                                                               14
Item  3.       Legal Proceedings                                                                        19
Item  4.       Submission of Matters to a Vote of Security Holders                                      19
Item  4A.      Executive Officers                                                                       19

                                                     PART II

Item  5.       Market for Registrant's Common Stock and Related Stockholder Matters                     20
Item  6.       Selected Financial Data                                                                  21
Item  7.       Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                         22
Item  7A.      Quantitative and Qualitative Disclosures about Market Risk                               35
Item  8.       Financial Statements and Supplementary Data                                              36
Item  9.       Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure                                                                            82
Item 9A.       Controls and Procedures                                                                  82


                                                     PART III

Item 10.       Directors and Executive Officers of the Registrant                                       83
Item 11.       Executive Compensation                                                                   83
Item 12.       Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters                                                          83
Item 13.       Certain Relationships and Related Transactions                                           83

                                                     PART IV

Item 15.       Exhibits, Financial Statement Schedule and Reports on Form 8-K                           84
               Signatures                                                                               88

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS


     This Form 10-K/A contains statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Form 10-K/A, other than statements of historical facts, are "forward-looking statements" for purposes of these provisions, including any statements regarding:

     o prices and demand for oil and natural gas;
     o levels of oil and natural gas exploration and production activities;
     o demand for contract drilling and drilling related services and demand for rental tools;
     o our future operating results, including our efforts to reduce costs and our projected net loss from continuing operations;
     o our future rig utilization, dayrates and rental tool activity;
     o our future capital expenditures and investments in the acquisition and refurbishment of rigs and equipment;
     o reducing our debt, including our liquidity and the sources and availability of funds to reduce our debt;
     o future sales of our assets;
     o the outcome of pending and future legal proceedings, including the outcome of our dispute with the Ministry of State Revenues of the Republic of Kazakhstan;
     o our recovery of insurance proceeds in respect of our damaged rigs in Nigeria and the Gulf of Mexico;
     o maintenance of the borrowing base under our credit facilities; and
     o expansion and growth of our operations.

     In some cases, you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "outlook," "may," "should," "will" and "would" or similar words. Forward-looking statements are based on certain assumptions and analyses made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although our management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as any other cautionary language in this Form 10-K/A, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:

     o worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business,
     o the pace of recovery in the U.S. economy and the demand for natural gas,
     o fluctuations in the market prices of oil and gas,
     o imposition of unanticipated trade restrictions and political instability,
     o operating hazards and uninsured risks,
     o political instability, terrorism or war,
     o governmental regulations, including changes in tax laws or ability to remit funds to the U.S., that adversely affect the cost of doing business,
     o adverse environmental events,
     o adverse weather conditions,
     o changes in concentration of customer and supplier relationships,
     o unexpected cost increases for upgrade and refurbishment projects,
     o unanticipated cancellation of contracts by operators without cause,
     o breakdown of equipment and other operational problems,
     o changes in competition, and
     o other similar factors (some of which are discussed in documents referred to in this Form 10-K/A).

     Each forward-looking statement speaks only as of the date of this Form 10-K/A, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should be aware that the occurrence of the events described above and elsewhere in this Form 10-K/A could have a material adverse effect on our business, results of operations and financial condition.

                                     PART I

Item 1.  BUSINESS

                               GENERAL DEVELOPMENT

      Parker Drilling Company was incorporated in the state of Oklahoma in 1954 after having been established in 1934 by its founder, Gifford C. Parker. The founder was the father of Robert L. Parker, chairman and a principal stockholder, and the grandfather of Robert L. Parker Jr., president and chief executive officer. In March 1976, the state of incorporation of the Company was changed to Delaware through the merger of the Oklahoma Corporation into its wholly owned subsidiary Parker Drilling Company, a Delaware corporation. Unless otherwise indicated, the terms "Company," "we," "us," and "our," refers to Parker Drilling Company together with its subsidiaries and "Parker Drilling" refers solely to the parent, Parker Drilling Company. We make available free of charge on our website at www.parkerdrilling.com, or on the Securities and Exchange Commission website at www.sec.gov, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish to, the Securities and Exchange Commission.


OUR COMPANY

      We are a leading worldwide provider of contract drilling and drilling related services. Since beginning operations in 1934, we have operated in 55 foreign countries and the United States, making us among the most geographically diverse drilling contractors in the world. Due to our extensive experience and expertise in drilling difficult wells and operating in remote, harsh and ecologically sensitive areas, operators look to us to provide oil and gas exploration and development drilling around the world.

     Our revenues are derived from three segments: international drilling, U.S. drilling and rental tools.

      o Our core international land drilling operations are focused primarily in the Commonwealth of Independent States (former Soviet Union referred to herein as "CIS") and the Asia Pacific region. Our international offshore drilling operations are focused in the transition zones, which are coastal waters that include lakes, bays, rivers and marshes, of Nigeria and the Caspian Sea.

      o Our core U.S. drilling operations are comprised of barge drilling in the transition zones of the Gulf of Mexico.

      o Through our subsidiary Quail Tools, we provide premium rental tools that are used for land and offshore oil and gas drilling and workover activities, serving major and independent oil and gas exploration and production companies operating in the Gulf of Mexico, West Texas and Rocky Mountain regions.

      We also manage and provide labor resources for drilling rigs owned by third parties, which are generally oil companies that prefer to own the rig equipment but do not have the technical expertise or labor resources to operate the rig.

OUR RIG FLEET

      The diversity of our rig fleet, both in terms of geographic location and asset class, enables us to provide a broad range of services to oil and gas operators worldwide. As of June 30, 2003, our fleet of rigs available for service consisted of:

      o seven land rigs in the CIS, which include premium and specialized deep drilling rigs capable of drilling to depths from 10,000 to 25,000 feet;

      o two land rigs in the CIS, which are owned by AralParker, a joint venture in which we own a 50 percent interest, both of which are capable of drilling to depths of over 25,000 feet;

      o 12 land rigs in the Asia Pacific region (one of which was in transit to the region) and three land rigs in Africa and the Middle East;

      o     four barge drilling rigs in the transition zone waters of Nigeria;

      o     the world's largest arctic-class barge rig in the Caspian Sea; and

      o 22 barge drilling and workover rigs in the transition zones of the Gulf of Mexico, consisting of nine deep drilling rigs, five intermediate drilling rigs and eight workover and shallow drilling rigs.

      In addition to the fleet of rigs we own that are available for service, we also own non-core assets that are held for sale. As of June 30, 2003, our fleet of rigs held for sale consisted of seven shallow water jackup rigs and four offshore platform rigs, located in the Gulf of Mexico and 17 land rigs and related inventory and spare parts located in Latin America. We have classified these non-core assets as assets held for sale and their related operations as discontinued operations.


OUR RENTAL TOOLS BUSINESS

      Quail Tools, our rental tools business based in New Iberia, Louisiana, is a provider of premium rental tools used for land and offshore oil and gas drilling and workover activities. Quail Tools offers a full line of drill pipe, drill collars, tubing, high- and low-pressure blowout preventers, choke manifolds, casing scrapers, and junk and cement mills. Approximately two-thirds of Quail Tools' equipment is utilized in offshore and coastal water operations. Founded in 1978, Quail Tools was acquired by Parker Drilling in 1996. Quail Tools' base of operations is a 55,000 square foot facility on a 15-acre complex in New Iberia. Since we acquired Quail Tools, we have expanded operations with the addition of a 44,000 square foot facility on an 11-acre complex in Victoria, Texas, and a 10,000 square foot facility on nearly 10 acres in Odessa, Texas, to serve a growing oil and gas market in that region. The newest location, in Evanston, Wyoming, opened in the summer of 2002. Quail Tools' principal customers are major and independent oil and gas exploration and production companies operating in the Gulf of Mexico, West Texas and Rocky Mountain regions.


OUR MARKET AREAS


      Our core operations are subject to different industry trends depending on location. International markets differ from the U.S. market in terms of competition, nature of customers, equipment and experience requirements. Although, the contract drilling industry is a competitive and cyclical business characterized by high capital requirements and difficulty in finding and retaining qualified field personnel, we believe that participants in this industry typically generate substantial cash flows and economic returns during cyclical peaks, such as the one experienced in 2001.


International Markets


      The majority of the international drilling markets in which we operate have one or more of the following characteristics: (i) a small number of competitors; (ii) customers which typically are major, large independent or foreign national oil companies; (iii) drilling programs in remote locations with little infrastructure and/or harsh environments requiring specialized drilling equipment with a large inventory of spare parts and other ancillary equipment; and (iv) difficult (i.e., high pressure, deep, hazardous or geologically challenging) wells requiring considerable experience to drill. Due to the long lead time in the development and implementation of international drilling projects, international markets are attractive to us because they usually allow us to secure long-term contracts and higher dayrates when compared with drilling operations in the U.S. Gulf of Mexico.

U.S. Gulf of Mexico

      The drilling industry in the U.S. Gulf of Mexico is highly cyclical and is typically driven by general economic activity and changes in actual or anticipated oil and gas prices. Utilization and dayrates typically move in conjunction with oil and gas prices. Assuming gas prices remain above historical averages, we believe there should be increased exploration and development drilling activity in the U.S. Gulf of Mexico. In addition, the United States government has provided incentives for operators to develop deeper gas reserves. We believe that these incentives will benefit the utilization of our barge rigs that are capable of drilling deep gas wells, as well as our rental tools business.

OUR STRATEGY

      Our strategy is to maintain our position as a leading worldwide provider of contract drilling and drilling related services while we seek to return to profitability. Key elements in implementing our strategy include:


Significantly Reducing Our Debt and Enhancing Our Liquidity

      Our goal is to reduce our debt by approximately $200.0 million. We intend to accomplish this goal from cash currently on hand, cash generated from operations and cash generated by the sale of non-core assets. An initial step in our debt reduction plan was accomplished by the purchase of approximately $14.8 million of our 5.5% convertible notes due 2004 on the open market in May 2003, which reduced the outstanding aggregate principal amount to $109.7 million as of June 30, 2003.

      We continue to actively pursue the sale of our non-core assets to further enhance our debt reduction capabilities. We wrote down these assets to their estimated fair value in the second quarter of 2003. These assets had a carrying value of approximately $145.6 million as of June 30, 2003. We may also seek to sell other assets.

      We believe that our liquidity will be sufficient to repay our 5.5% convertible notes on their stated maturity in August 2004. As of June 30, 2003, after giving effect to the proposed offering of the $175.0 million of senior notes, $50.0 million of borrowings under our proposed new term loan facility and the application of the collective net proceeds therefrom to repurchase our outstanding 9.75% senior notes, pay the related purchase price premium and consent fees and pay the costs related to the $175.0 million of new senior notes and the proposed new senior secured credit facility, we would have had approximately $152.2 million of liquidity. This liquidity would have been comprised of $62.9 million of cash on hand, $39.3 million of undrawn availability under our new revolving credit facility (assuming the maximum possible borrowing base of $50.0 million upon completion of the appraisal of our rental tools equipment and deducting $10.7 million of outstanding letters of credit) and $50.0 million of availability under our new delayed draw term loan (which may only be used to repay our 5.5% convertible notes).


Increasing the Utilization of Our Barge and Land Rigs

      One of our strategic objectives is to increase the utilization of our barge and land rigs, which has been at historically low levels for the past 18 months. To achieve this objective we have restructured the management and marketing for our various operating regions, including positioning our regional managers to be more responsive to our customers by locating some of our management and marketing personnel closer to our customers' key decision makers and having each operating region accountable for its profitability. We have also revised the compensation structure for many of our managers and marketing personnel to provide them with incentives directly related to the profitability of their operating region.


Controlling Our Costs and Minimizing Our Capital Expenditures

      We continue to be vigilant in our efforts to conserve cash by reducing our general and administrative expenses and limiting our capital expenditures. We anticipate that general and administrative expenses will be reduced from $24.7 million in 2002 to less than $20.0 million in 2003 and our capital expenditures will not exceed $50.0 million in 2003 . We reduced our general and administrative expenses in the first six months of 2003 by reducing our corporate workforce in 2002 and by limiting administrative costs and we will continue to make reductions as appropriate for the level of our operations. Our capital expenditure program calls for limiting expenditures to scheduled ongoing maintenance projects, our preventive maintenance program and capital projects that we believe have the potential to yield an attractive rate of return.

Pursuing Strategic Growth Opportunities

      We intend to pursue selective strategic growth opportunities after we complete a significant portion of our planned debt reduction and sales of non-core assets.


OUR COMPETITIVE STRENGTHS

      Our competitive strengths have historically contributed to our operating performance and we believe the following strengths should enable us to capitalize on future opportunities:


Geographically Diverse Operations and Assets

      We currently operate in 15 countries and have operated in 55 foreign countries and the United States since our founding in 1934, making us among the most geographically diverse drilling contractors in the world. Our core international land drilling operations focus primarily on the CIS, where we had nine land rigs as of June 30, 2003, and the Asia Pacific region, where we had 12 land rigs (one of which was in transit to the region), including seven helicopter transportable rigs, as of June 30, 2003. Our international offshore drilling operations focus on the transition zones of Nigeria, where we have four of the eight rigs in the market, and the Caspian Sea. We own and operate the world's largest arctic-class barge rig in the Caspian Sea. We also have 22 drilling and workover barges in the transition zones of the Gulf of Mexico.


Significant Experience in Our Core International Markets

      Our reputation and experience have led operators to look to us as a pioneer for the exploration of oil and gas in new frontiers around the world. We have been one of the pioneers in arctic drilling services and have considerable experience with the technology required to drill in these ecologically sensitive areas. Although originally developed for the North Slope of Alaska, this technological expertise in arctic drilling is an asset to us in marketing our services to operators in international markets with similar environmental considerations, such as the Caspian Sea, Western Siberia and Sakhalin Island. Our expertise in drilling deep, difficult wells, in addition to our arctic experience, helped us become the first western drilling contractor to enter Russia, in 1991, and Kazakhstan, which is now one of our most active markets, in 1993. We were the first western contract driller to enter China, in 1980, and have continued to provide drilling services to this market.


Strong Market Position in the Transition Zones of the Gulf of Mexico

      We are one of only two drilling companies with a significant presence in the transition zones of the Gulf of Mexico. This area historically has been the world's largest market for shallow water barge drilling, but in recent months barge utilization and dayrates have been depressed despite relatively strong natural gas prices. We believe that with 22 drilling and workover barges devoted to this market we are well positioned to take advantage of opportunities as this market recovers.


High Margin Rental Tool Business

      Quail Tools, our rental tools business based in New Iberia, Louisiana, is a provider of premium rental tools used for land and offshore oil and gas drilling and workover activities. Quail Tools' principal customers are major and independent oil and gas exploration and production companies. Quail Tools has facilities in New Iberia, Louisiana; Victoria, Texas; Odessa, Texas and Evanston, Wyoming.


Outstanding Safety Record

      We believe that we have an outstanding safety record in the operation of our barge and land rigs. Our safety record, as evidenced by our low total recordable incidence rate, has been better than the industry average in each of the last six years. Our safety record has contributed to our success in obtaining drilling contracts, as well as contracts to manage and provide labor resources to drilling rigs owned by third parties.

DRILLING OPERATIONS


International Barge Drilling

      Our international barge drilling operations are focused in the transition zones of Nigeria and the Caspian Sea. Barge rigs are utilized because of their ability to carry drilling equipment on board and navigate in shallow waters up to 25 feet where conventional jackup rigs are unable to operate. Although commodity prices also affect demand for international drilling, international markets typically are more attractive than U.S. markets because the increased capital and equipment requirements usually allow contractors to secure long-term contracts and higher dayrates when compared with drilling operations in the U.S. Gulf of Mexico.

      We are a leading provider of barge rigs in Nigeria, with four of the eight rigs in this market. We have operated in Nigeria since 1996. However, significant civil unrest in Nigeria has resulted in suspensions of drilling operations on our working rigs in 2003. We also own and operate the world's largest arctic-class barge rig in the Caspian Sea. The operator of this barge rig has given notice of termination at the end of the contract's term in September 2003. Although we anticipate that this rig will resume operating in the future, we have not yet reached an agreement for its continued operation.


CIS

      Nine of our rigs are currently located in the oil and gas producing regions of the CIS. We were the first Western drilling contractor to enter this market, in 1991, and it continues to be a major area of operations. Two of the three rigs we leased to SaiPar B.V., the Company's joint venture with Saipem, a drilling subsidiary of Eni S.p.A., in Kazakhstan's Karachaganak field, were released from contract in 2002. In the Tengiz field in Kazakhstan, we operate through AralParker, a joint venture with a local Kazakhstan company. In November 2002, we received a notification from our customer that operations would be suspended after completion of wells currently being drilled pending resolution of funding issues among its partners. The suspension was lifted in early 2003, resulting in minimal financial impact and negligible disruptions to our drilling operations. In Russia, we had one rig under contract throughout 2002, and we mobilized a new rig to Sakhalin Island, which we designed, constructed and sold to Exxon Neftegas Limited. Drilling operations under an operations and maintenance contract with this customer commenced in June 2003.


U.S. Barge Drilling and Workover

      The U.S. market for our barge drilling rigs is the transition zones of the Gulf of Mexico, primarily in Louisiana and, to a lesser extent, Alabama and Texas. This area historically has been the world's largest market for shallow water barge drilling. With 22 drilling and workover barges, we are one of two companies with a significant presence in this market.


Asia Pacific/Middle East/Africa

      As of June 30, 2003, we had 12 land rigs located in the Asia Pacific region (one of which was in transit to the region) two land rigs in Africa and one land rig in the Middle East. Included are seven helicopter transportable rigs which facilitate exploration in areas of difficult access, like the mountainside and jungle terrain of Indonesia and Papua New Guinea.


Project Management

      We are active in managing and providing labor resources for drilling rigs owned by third parties. As of June 30, 2003, we manage drilling rigs owned by third parties in China, Kazakhstan, Kuwait, New Zealand, Papua New Guinea and Russia.

COMPETITION

      The contract drilling industry is a competitive and cyclical business characterized by high capital requirements and difficulty in finding and retaining qualified field personnel.

      In the Gulf of Mexico barge drilling and workover markets, we compete with one major contractor. In the jackup and platform markets, there are numerous U.S. offshore contractors. In international land markets, we compete with a number of international drilling contractors but also with smaller local contractors in certain markets. However, due to the high capital costs of operating in international land markets as compared to the U.S. land market, the high cost of mobilizing land rigs from one country to another, and the technical expertise required, there are usually fewer competitors in international land markets. In international land and offshore markets, experience in operating in challenging environments and customer alliances have been factors in the selection of us in certain cases, as well as our patented drilling equipment for remote drilling projects. We believe that the market for drilling contracts, both land and offshore, will continue to be highly competitive for the foreseeable future. Certain competitors have greater financial resources than we do, which may enable them to better withstand industry downturns, compete more effectively on the basis of price, build new rigs or acquire existing rigs.

      Our management believes that Quail Tools is one of the leading rental tool companies in the offshore Gulf of Mexico and the Gulf Coast land markets. Some of Quail Tools' competitors are substantially larger and have greater financial resources than Quail Tools.


CUSTOMERS

      We believe that we have developed a reputation for providing efficient, safe, environmentally conscious and innovative drilling services. An increasing trend indicates that a number of our customers have been seeking to establish exploration or development drilling programs based on partnering relationships or alliances with a limited number of preferred drilling contractors. Such relationships or alliances can result in longer-term work and higher efficiencies that increase profitability for drilling contractors at a lower overall well cost for oil and gas operators. We are currently a preferred contractor for operators in certain United States and international locations, which our management believes is a result of our quality of equipment, personnel, safety records, service and experience.

      Our drilling and rental tool customer base consists of major, independent and foreign-owned oil and gas companies. In 2002, ChevronTexaco Corporation, Tengizchevroil, a consortium led by ChevronTexaco and including Exxon Mobil Corporation, and Royal Dutch Shell accounted for approximately 17 percent, 13 percent and 10 percent, respectively, of our total revenues, including discontinued operations. Our ten most significant customers collectively accounted for approximately 66 percent of our total revenues in 2002, including discontinued operations.


CONTRACTS

      Most drilling contracts are awarded based on competitive bidding. The rates specified in drilling contracts are generally on a dayrate basis, and vary depending upon the rig employed, equipment and services supplied, geographic location, term of the contract, competitive conditions and other variables. Our contracts generally provide for a basic dayrate during drilling operations, with lower rates or no payment for periods of equipment breakdown, adverse weather or other conditions that may be beyond our control. When a rig mobilizes to or demobilizes from an operating area, a contract may provide for different dayrates, specified fixed payments or no payment during the mobilization or demobilization. Some of our contracts may provide the customer with an option to purchase the rig that is employed under the contract. Contracts to employ our drilling rigs have a term based on a specified period of time or the time required to drill a specified well or number of wells. The contract term in some instances may be extended by the customer exercising options for the drilling of additional wells or for an additional term, or by exercising a right of first refusal. Most drilling contracts permit the customer to terminate the contract at the customer's option without paying a termination fee. Due to various reasons, including a change in market conditions, our customers may seek renegotiation of drilling contracts to reduce their obligations or may seek to suspend or terminate their contracts. Some contracts may be terminated by the customer under various circumstances such as the loss or destruction of the drilling unit or the suspension of drilling operations for a specified period of time as a result of a breakdown of major equipment.

      We generally receive a lump sum fee to move our equipment to the drilling site, which in most cases approximates the cost incurred by us. U.S. contracts are generally for one to three wells with options to drill additional wells, while international contracts are more likely to be for multi-well long-term programs.

      Rental tool contracts are typically on a dayrate basis with rates based on type of equipment, investment and competition.


INSURANCE AND INDEMNIFICATION

      In our drilling contracts, we generally seek to obtain indemnification from our customers for some of the risks related to our drilling services. To the extent that we are unable to transfer such risks to customers by contract or indemnification agreements, we generally seek protection through insurance. To address the hazards inherent in our business, we maintain insurance coverage that includes physical damage coverage, third party general liability insurance, employer's liability, environmental and pollution coverage and other coverage. We believe that our insurance coverage is customary for the industry and adequate for our business. However, there is no assurance that such insurance will adequately protect us against all liability from all of the consequences of the hazards we may encounter in our drilling operations.


EMPLOYEES

      The following table sets forth the composition of our employees as of December 31, 2002 and December 31, 2001.

                                              December 31,
                                           ------------------
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
                                           =====        =====

ENVIRONMENTAL CONSIDERATIONS

      Our operations are subject to numerous federal, state local and foreign laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency, or EPA, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require remedial action to prevent pollution from former operations, and impose substantial liabilities for pollution resulting from our operations. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly compliance could adversely affect our operations and financial position, as well as those of similarly situated entities operating in the Gulf Coast market. While our management believes that we are in substantial compliance with current applicable environmental laws and regulations, there is no assurance that compliance can be maintained in the future.

      The drilling of oil and gas wells is subject to various federal, state, local and foreign laws, rules and regulations. As an owner or operator of both onshore and offshore facilities including mobile offshore drilling rigs in or near waters of the United States, we may be liable for the costs of removal and damages arising out of a pollution incident to the extent set forth in the Federal Water Pollution Control Act, as amended by the Oil Pollution Act of 1990, or OPA, the Outer Continental Shelf Lands Act, or OCSLA, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and the Resource Conservation and Recovery Act, or RCRA, each as amended from time to time. In addition, we may also be subject to applicable state law and other civil claims arising out of any such incident.

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

      The liability for a mobile offshore drilling rig is determined by whether the unit is functioning as a vessel or is in place and functioning as an offshore facility. If operating as a vessel, liability limits of $600 per gross ton or $500,000, whichever is greater, apply. If functioning as an offshore facility, the mobile offshore drilling rig is considered a "tank vessel" for spills of oil on or above the water surface, with liability limits of $1,200 per gross ton or $10.0 million. To the extent damages and removal costs exceed this amount, the mobile offshore drilling rig will be treated as an offshore facility and the offshore lessee will be responsible up to higher liability limits for all removal costs plus $75.0 million. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA. The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility (to cover at least some costs in a potential spill) and preparation of an oil spill contingency plan for offshore facilities and vessels in excess of 300 gross tons. Amendments to the OPA adopted in 1996 require owners and operators of offshore facilities that have a worst case oil spill potential of more than 1,000 barrels to demonstrate financial responsibility in amounts ranging from $10.0 million in specified state waters to $35.0 million in federal Outer Continental Shelf waters, with higher amounts, up to $150.0 million, in certain limited circumstances where the U.S. Minerals Management Service believes such a level is justified by the risks posed by the quantity or quality of oil that is handled by the facility. However, such OPA amendments did not reduce the amount of financial responsibility required for "tank vessels." Since our offshore drilling rigs are typically classified as tank vessels, the recent amendments to the OPA are not expected to have a significant effect on our operations. A failure to comply with ongoing requirements or inadequate cooperation in a spill may even subject a responsible party to civil or criminal enforcement actions.

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

      All of our operating U.S. barge drilling rigs have zero-discharge capabilities as required by law. In addition, in recognition of environmental concerns regarding dredging of inland waters and permitting requirements, we conduct negligible dredging operations, with approximately two-thirds of our offshore drilling contracts involving directional drilling, which minimizes the need for dredging. However, the existence of such laws and regulations has had and will continue to have a restrictive effect on us and our customers.

      CERCLA, also known as "Superfund," and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. While CERCLA exempts crude oil from the definition of hazardous substances for purposes of the statute, our operations may involve the use or handling of other materials that may be classified as hazardous substances. CERCLA assigns strict liability to each responsible party for all response and remediation costs, as well as natural resource damages. Few defenses exist to the liability imposed by CERCLA. We have received an information request under CERCLA designating a potentially responsible party with respect to a Superfund site in Freeport, Texas. We are currently evaluating our relationship to the site and have not yet estimated the amount or impact on our operations or financial position of any costs related to the site.

      RCRA generally does not regulate most wastes generated by the exploration and production of oil and gas. RCRA specifically excludes from the definition of hazardous waste "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy." However, these wastes may be regulated by EPA or state agencies as solid waste. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes, and waste oils, may be regulated as hazardous waste. Although the costs of managing solid and hazardous wastes may be significant, we do not expect to experience more burdensome costs than similarly situated companies involved in drilling operations in the Gulf Coast market.

      The drilling industry is dependent on the demand for services from the oil and gas exploration and development industry, and accordingly, is affected by changes in laws relating to the energy business. Our business is affected generally by political developments and by federal, state, local and foreign regulations that may relate directly to the oil and gas industry. The adoption of laws and regulations, both U.S. and foreign, that curtail exploration and development drilling for oil and gas for economic, environmental and other policy reasons may adversely affect our operations by limiting available drilling opportunities.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      The Company operates in three segments, U.S. drilling operations, international drilling operations and rental tools. Information about the Company's business segments and operations by geographic areas for the years ended December 31, 2002, 2001 and 2000 is set forth in Note 11 in the notes to the consolidated financial statements.

Item 2. PROPERTIES

      We lease office space in Houston for our corporate headquarters. Additionally, we own and lease office space and operating facilities in various locations, but only to the extent necessary for administrative and operational support functions. We own a ten-story building in Tulsa, Oklahoma, our previous corporate headquarters, which is vacant and classified as an asset held for sale.


Land Rigs

      The following table shows, as of June 30, 2003, the locations and drilling depth ratings of our land rigs available for service. Eight of these rigs were under contract and the remainder were available for contract as of June 30, 2003.

                                       Drilling Depth Rating in Feet
                                 -----------------------------------------
                                  10,000      10,000       Over
          Region                 or less     to 25000     25,000     Total
--------------------------       -------     --------     ------     -----
Asia Pacific                        3           9            --        12
CIS (1)                             2           4             3         9
Africa                              1           1            --         2
Middle East (2)                    --           1            --         1
                                 -------     -------      -------    -------
     Total                          6          15             3        24
                                 =======     =======      =======    =======

(1)   Two of these rigs are owned by AralParker.

(2)   This rig is being moved to Turkmenistan.

      In addition, we have six land rigs in the Asia Pacific region classified as cold stacked which would need to be refurbished at a significant cost before being placed back into service.

Barge Rigs

      A schedule of our deep, intermediate, and workover and shallow drilling barge rigs located in the Gulf of Mexico as of June 30, 2003, nine of which were under contract and the remainder of which were available for contract as of June 30, 2003, is set forth below:

                                                       Year Built          Maximum
                                                        or Last            Drilling
             U.S.                   Horsepower        Refurbished        Depth (Feet)
------------------------------      ----------        -----------        ------------
Deep drilling:
    Rig No. 15                        1,000               1998              15,000
    Rig No. 50                        2,000               2001              25,000
    Rig No. 51                        2,000               1993              25,000
    Rig No. 53                        1,600               1995              20,000
    Rig No. 54                        2,000               1995              25,000
    Rig No. 55                        2,000               2001              25,000
    Rig No. 56                        2,000               1992              25,000
    Rig No. 57                        1,500               1997              20,000
    Rig No. 76                        3,000               1997              30,000

Intermediate drilling:
    Rig No.  8                        1,000               1995              14,000
    Rig No. 17                        1,000               1993              13,000
    Rig No. 20                        1,000               2001              12,500
    Rig No. 21                        1,200               2001              13,000
    Rig No. 23                        1,000               1993              11,500

Workover and shallow drilling:
    Rig No. 6 (1)                       700               1995                   -
    Rig No. 9 (1)                       650               1996                   -
    Rig No. 12                        1,100               1990              14,000
    Rig No. 16                          800               1994               8,500
    Rig No. 18                          800               1993               8,500
    Rig No. 24                        1,000               1992              11,500
    Rig No. 25                        1,000               1993              11,500
    Rig No. 26 (1)                      650               1996                   -

(1)   Workover rig.

      A schedule of our international deep drilling barges as of June 30, 2003, four of which were under contract and one of which was available for contract as of June 30, 2003, is set forth below:

                                     Year Built      Maximum
                                      or Last        Drilling
International          Horsepower   Refurbished    Depth (Feet)
-------------          ----------   -----------    ------------
Nigeria:
    Rig No. 72           3,000         2002          30,000
    Rig No. 73           3,000         2002          30,000
    Rig No. 74(1)        3,000         1997          30,000
    Rig No. 75           3,000         1999          30,000

Caspian Sea:
    Rig No. 257          3,000         1999          30,000

(1)    This rig has been evacuated due to community unrest in Nigeria.

      The following table presents our utilization rates and rigs available for service for the years ended December 31, 2002 and 2001.

                                                                Year Ended
                                                               December 31,
                                                           -------------------
               Transition Zone Rig Data                    2002           2001
------------------------------------------------------     ----           ----
U.S. barge deep drilling:
    Rigs available for service (1)                          9.0            9.0
    Utilization rate of rigs available for service (2)      78%            93%

U.S. barge intermediate drilling:
    Rigs available for service (1)                          5.0            5.0
    Utilization rate of rigs available for service (2)      38%            80%

U.S. barge workover and shallow drilling:
    Rigs available for service (1)                          8.0            8.0
    Utilization rate of rigs available for service (2)      32%            53%

International barge drilling:
    Rigs available for service (1)                          5.0            5.0
    Utilization rate of rigs available for service (2)      85%            97%


              International Land Rig Data
------------------------------------------------------
Rigs available for service (1):                            41.0           41.0
Utilization rate of rigs available for service (2):         42%            49%

(1) The number of rigs available for service is determined by calculating the number of days each rig was in our fleet and was under contract or available for contract. For example, a rig under contract or available for contract for six months of a year is 0.5 rigs available for service for such year. Rigs available for service exclude rigs classified as assets held for sale. Our method of computation of rigs available for service may or may not be comparable to other similarly titled measures of other companies.

(2) Rig utilization rates are based on a weighted average basis assuming 365 days availability for all rigs available for service. Rigs acquired or disposed of are treated as added to or removed from the rig fleet as of the date of acquisition or disposal. Rigs that are in operation or fully or partially staffed and on a revenue-producing standby status are considered to be utilized. Rigs under contract that generate revenues during moves between locations or during mobilization or demobilization are also considered to be utilized. Our method of computation of rig utilization may or may not be comparable to other similarly titled measures of other companies.

Assets Related to Discontinued Operations

      We are currently attempting to sell a number of rigs and have therefore classified them as assets held for sale. As of June 30, 2003, these rigs consisted of the following:


Land Rigs

                              Drilling Depth Rating in Feet
                       --------------------------------------------
                        10,000       10,000        Over
                       or less      to 25000      25,000      Total
                       -------      --------      ------      -----
Latin America             -          12 (1)          5          17

(1)   One of these rigs was sold in July 2003.


Platform Rigs

                                          Year Built         Maximum
                                           or Last          Drilling
     U.S.               Horsepower       Refurbished       Depth (Feet)
--------------          ----------       -----------       ------------
Rig No. 2                 1,000              1981            12,000
Rig No. 3                 1,000              1995            12,000
Rig No. 10 (1)              650              1982                 -
Rig No. 41                1,000              1997            12,500

(1)   Workover rig.


Jackup Rigs

                                                      Maximum          Maximum
                                                       Water          Drilling
     U.S.                   Design (1)              Depth (Feet)    Depth (Feet)
--------------    ------------------------------    ------------    ------------
Rig No. 11 (2)    Bethlehem JU-200 (MC)                 200                 -
Rig No. 14 (3)    Baker Marine Big Foot (IS)             85            20,000
Rig No. 15        Baker Marine Big Foot III (IS)        100            20,000
Rig No. 20        Bethlehem JU-100 (MC)                 110            25,000
Rig No. 21        Baker Marine BMC-125 (MC)             120            20,000
Rig No. 22        Le Tourneau Class 51 (MC)             173            15,000
Rig No. 25        Le Tourneau Class 150-44 (IC)         215            20,000

(1) IC -- independent leg, cantilevered; IS -- independent leg, slot; MC -- mat-supported, cantilevered.

(2)   Workover rig.

(3) In September 2003, a malfunction caused this rig to become partially submerged in the water. We are currently assessing the damage to the rig.

Item 3. LEGAL PROCEEDINGS

      We are a party to certain legal proceedings that have resulted from the ordinary conduct of our business. In the opinion of our management, none of these proceedings is expected to have a material adverse effect on us.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS OK

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


Item 4A. EXECUTIVE OFFICERS

      Officers are elected each year by the board of directors following the annual meeting for a term of one year and until the election and qualification of their successors. The current executive officers of the Company and their ages, positions with the Company and business experience are presented below:

            (1) Robert L. Parker, 79, chairman, joined Parker Drilling in 1948 and was elected vice president in 1950. He was elected president in 1954 and chief executive officer and chairman in 1969. Since 1991, he has held only the position of chairman.

            (2) Robert L. Parker Jr., 54, president and chief executive officer, joined Parker Drilling in 1973 as a contract representative and was named manager of U.S. operations later in 1973. He was elected a vice president in 1973, executive vice president in 1976 and was named president and chief operating officer in October 1977. In December 1991, he was elected chief executive officer. He has been a director since 1973.

            (3) Robert F. Nash, 59, senior vice president and chief operating officer, joined Parker Drilling in November 2001. Mr. Nash joined us following a 26-year career with Halliburton, during which time he held numerous senior management positions with responsibility for operations, technical development, manufacturing, procurement, inventory management and sales and marketing. He also has considerable experience with mergers, acquisitions, divestitures and reorganizations.

            (4) James W. Whalen, 61, senior vice president and chief financial officer, joined Parker Drilling in October 2002. Mr. Whalen served as chief commercial officer for Coral Energy from February 1998 through January 2000. From August 1992 until February 1998, he served as chief financial officer for Tejas Gas Corporation. From August 1981 until August 1992, he held several executive positions at Coastal Corporation including senior vice president, finance.

            (5) W. Kirk Brassfield, 47, vice president and corporate controller, joined Parker Drilling in March 1998 as corporate controller and chief accounting officer. From 1991 through March 1998, Mr. Brassfield served in various positions, including subsidiary controller and director of financial planning of MAPCO Inc., a diversified energy company. From 1979 through 1991, Mr. Brassfield served at the public accounting firm, KPMG.

            (6) John R. Gass, 51, vice president of operations, joined Parker Drilling in 1977 and has served in various management positions in our international divisions. In 1985, he became the division manager of Africa and the Middle East. In 1987, he directed our core drilling operations in South Africa. In 1989, he was promoted to international contract manager. He was elected vice president, frontier areas in January 1996, and vice president of sales and contracts in March 1999. He assumed his current position in September 2003.

            (7) Denis Graham, 53, vice president of engineering, joined Parker Drilling in 2000. Mr. Graham was previously the senior vice president of technical services for Diamond Offshore Inc., an international offshore drilling contractor. His experience with Diamond Offshore ranged from 1978 through 1999 in the areas of offshore drilling rig design, new construction, conversions, marine operations, maintenance and regulatory compliance.

            (8) Ronald C. Potter, 50, vice president and general counsel, re-joined Parker Drilling in June 2003. From 2001 through May 2003, Mr. Potter was our outside legal counsel as a shareholder of Conner & Winters, P.C. in Tulsa, Oklahoma. From 1980 to 2001, he served Parker Drilling in various positions, most recently as chief legal counsel and corporate secretary.

                      OTHER PARKER DRILLING COMPANY OFFICER

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


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Parker Drilling Company common stock is listed for trading on the New York Stock Exchange under the symbol "PKD". At the close of business on December 31, 2002, there were 2,790 holders of record of Parker Drilling common stock. Prices on Parker Drilling's common stock for the years ended December 31, 2002 and 2001, were as follows:

                      2003                  2002                  2001
                ----------------      -----------------     -----------------
Quarter          High        Low       High       Low        High       Low
-------         ------     ------     ------     ------     ------     ------
First           $ 2.56     $ 1.91     $ 4.82     $ 3.10     $ 7.53     $ 4.75
Second            3.12       1.83       4.74       2.95       7.40       5.21
Third                -          -       3.50       1.40       6.29       2.25
Fourth               -          -       2.65       1.73       4.07       2.56

      No dividends have been paid on common stock since February 1987. Restrictions contained in Parker Drilling's existing bank revolving loan facility prohibit the payment of dividends and the indenture for the Senior Notes restricts the payment of dividends. The Company has no present intention to pay dividends on its common stock in the foreseeable future because of the restrictions noted.

Item 6. SELECTED FINANCIAL DATA (Dollars in Thousands)

     The following tables present selected historical consolidated financial data derived from the audited financial statements of Parker Drilling for the years ended December 31, 2002, 2001, 2000 and 1999, the four months ended December 31, 1998 and the fiscal year ended August 31, 1998. In June 2003, our board of directors approved a plan to sell our non-core assets, which included, as of June 30, 2003, our Latin American assets, consisting of 17 land rigs and related inventory and spare parts, and our U.S. offshore assets, consisting of seven jackup and four platform rigs. The two operations that constitute this plan of disposition meet the requirements of discontinued operations under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, our consolidated financial statements for the years ended December 31, 2002, 2001, 2000 and 1999, the four months ended December 31, 1998 and the fiscal year ended August 31, 1998 have been reclassified to present our Latin America operations and our U.S. jackup and platform drilling operations as discontinued operations. The financial data for the year ended December 31, 2000 have also been reclassified to reflect the adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections," which resulted in the reclassification of the extraordinary gain on early extinguishment of debt to other income and the related deferred taxes to income tax expense. The following financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes appearing elsewhere in this Form 10-K/A.

                                                                           Year Ended December 31,
                                                           -------------------------------------------------------
                                                              2002           2001           2000           1999
                                                           ----------     ----------     ----------     ----------
Drilling and rental revenues:
    U.S. drilling                                          $   74,181     $  114,377     $   85,539     $   74,990
    International drilling                                    188,514        177,464        126,633        108,591
    Rental tools                                               47,510         65,629         42,833         27,656
                                                           ----------     ----------     ----------     ----------
Total drilling and rental revenues                            310,205        357,470        255,005        211,237
                                                           ----------     ----------     ----------     ----------
Total drilling and rental operating expenses                  252,362        267,746        220,714        200,911
                                                           ----------     ----------     ----------     ----------
Drilling and rental operating income                           57,843         89,724         34,291         10,326
Construction contract operating income                          2,462             --             --             --
General and administration expense                             24,728         21,721         20,392         16,312
Provision for reduction in carrying
    value of certain assets and reorganization expense          1,140          7,500          7,805         11,005
                                                           ----------     ----------     ----------     ----------
Total operating income                                         34,437         60,503          6,094        (16,991)
                                                           ----------     ----------     ----------     ----------
Other income and (expense):
    Interest expense                                          (52,409)       (53,015)       (57,036)       (55,928)
    Other income (expense), net                                  (143)         4,926         34,466         41,743
                                                           ----------     ----------     ----------     ----------
Total other income and (expense)                              (52,552)       (48,089)       (22,570)       (14,185)
                                                           ----------     ----------     ----------     ----------
Income (loss) before income taxes                             (18,115)        12,414        (16,476)       (31,176)
Income tax expense (benefit)                                   (2,836)        11,429           (218)        (2,760)
                                                           ----------     ----------     ----------     ----------
Income (loss) from continuing operations                      (15,279)           985        (16,258)       (28,416)
Discontinued operations, net of taxes                         (25,631)        10,074         (2,787)        (9,481)
Cumulative effect of change in accounting principle           (73,144)            --             --             --
                                                           ----------     ----------     ----------     ----------
Net income (loss)                                          $ (114,054)    $   11,059     $  (19,045)    $  (37,897)
                                                           ==========     ==========     ==========     ==========

                                                    Four Months        Year
                                                       Ended          Ended
                                                    December 31,    August 31,
                                                        1998           1998
                                                    ------------   ------------
Drilling and rental revenues:
    U.S. drilling                                   $     33,223   $    142,080
    International drilling                                40,428        135,721
    Rental tools                                          10,245         32,723
                                                    ------------   ------------
Total drilling and rental revenues                        83,896        310,524
                                                    ------------   ------------
Total drilling and rental operating expenses              76,403        249,248
                                                    ------------   ------------
Drilling and rental operating income                       7,493         61,276
General and administration expense                         5,904         17,273
                                                    ------------   ------------
Total operating income                                     1,589         44,003
                                                    ------------   ------------
Other income and (expense):
    Interest expense                                     (17,427)       (49,389)
    Other income (expense), net                              741          9,864
                                                    ------------   ------------
Total other income and (expense)                         (16,686)       (39,525)
                                                    ------------   ------------
Income (loss) before income taxes                        (15,097)         4,478
Income tax expense (benefit)                              (1,716)         9,605
                                                    ------------   ------------
Income (loss) from continuing operations                 (13,381)        (5,127)
Discontinued operations, net of taxes                     (1,252)        33,219
                                                    ------------   ------------
Net income (loss)                                   $    (14,633)  $     28,092
                                                    ============   ============

                                                                                               Four          Fiscal
                                                                                              Months          Year
                                                     Year Ended December 31,                   Ended          Ended
                                          -----------------------------------------------   December 31,    August 31,
                                            2002       2001         2000         1999          1998           1998
                                          --------   ----------   ----------   ----------   ------------    ----------
BALANCE SHEET DATA:
Cash and cash equivalents                 $ 51,982   $   60,400   $   62,480   $   45,501    $   24,314     $   45,254
Property, plant and equipment, net         641,278      695,529      663,525      661,402       729,873        727,840
Assets held for sale                           896        1,800        6,860       17,063        11,010          8,118
Total assets                               953,325    1,105,777    1,107,419    1,082,743     1,159,326      1,200,544
Total long-term debt, including
  current portion                          589,930      592,172      597,627      653,631       661,883        651,559
Stockholders' equity                      $300,626   $  412,143   $  399,163   $  329,421    $  363,950     $  377,962


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                              Outlook and Overview

      The year 2002 was marked by an overall decline in rig activity and cash flow for the Company. We incurred a net loss from continuing operations of $15.3 million before the cumulative effect of the change in accounting principle, compared to net income from continuing operations of $1.0 million in 2001. Rig utilization, dayrates and rental activity decreased substantially in the our Gulf of Mexico drilling markets, continuing a trend that started in the fourth quarter of 2001. The Company's international markets began to improve late in 2001, experiencing significantly higher utilization in the fourth quarter, most notably in the Asia Pacific region and Kazakhstan; however, these gains were partially offset by downtime due to barge rig inspections and refurbishments in Nigeria.

      The financial results for the first half of 2003 continued to reflect the current depressed conditions in most drilling markets. Despite high utilization for jackup rigs in the Gulf of Mexico, the dayrates for jackups and barges in this market continue to remain at depressed levels. Utilization for international land drilling operations, while ending its downward trend that began during the second quarter of 2002, remains at depressed levels. Our rental tool business has responded favorably to the recent increase in activity in the Gulf of Mexico.

      Dayrates in the Gulf of Mexico drilling market were depressed during the first half of 2003 despite natural gas prices remaining at historically high levels during the period. We believe this can be attributed to several factors, including: operators addressing debt reduction issues, lack of acceptable well prospects for major oil companies and funding issues for independent operators. Although our jackup utilization increased from 75 percent in the first quarter of 2003 to 82 percent in the second quarter of 2003, our jackup dayrates decreased during the same period. Barge drilling activity results were more predictable for the current operating environment with barge utilization and dayrates declining during the second quarter of 2003 when compared with the first quarter of 2003, despite a brief increase in activity during May and June 2003. We anticipate that the Gulf of Mexico barge drilling market will remain flat throughout the third quarter of 2003 and most likely into the fourth quarter of 2003, but we anticipate utilization and dayrates should begin to increase during the first quarter of 2004 if natural gas prices remain at current levels.

      Gross margins in our rental tool business in the Gulf of Mexico increased during the first half of 2003 when compared to the first half of 2002. Contributing to the increases has been the opening of Quail Tools' new Evanston, Wyoming operation that continues to establish a solid customer base. Our outlook for the rental tools business for the remainder of 2003 is positive, and we anticipate that the year over year growth for the remainder of 2003 will equal or exceed that of the first two quarters of 2003.

      The Commonwealth of Independent States (former Soviet Union, referred to herein as "CIS") is our leading market of international land operations. In addition to our established operations in Kazakhstan and Russia, one of our subsidiaries, in cooperation with Calik Enerji, A.S., has recently signed a three-year, two rig contract to provide drilling services to Turkmenneft State Concern in Turkmenistan. Our remaining international land operations showed little signs of improvement during the second quarter of 2003 due primarily to our Asia Pacific operation. However, we expect this area to improve during the third and fourth quarters of 2003 as a result of a recent contract extension in Indonesia, two new contracts in New Zealand and a new contract in Bangladesh. The new contracts in New Zealand and Bangladesh are anticipated to last from nine to twelve months. As bidding activity increases in the Asia Pacific market, we are hopeful that this market will continue to grow. We are also continuing our pursuit of opportunities to increase our presence in Russia through, among other means, alliances with operators who are making long-term investments.

      International barge drilling was negatively impacted during the first half of 2003 by continued community unrest in Nigeria that has resulted in the shutdown and evacuation of one barge rig since March 2003. We are unable to access, evaluate and repair any damage to the evacuated barge rig due to the ongoing community unrest. Although we believe that any damage to this rig will be covered by our insurance policy, under the terms of our insurance coverage we are responsible for the first $250,000 of the cost of repairs plus 20 percent of the cost of repairs in excess of $250,000. We have estimated the total cost of repairing the damage to the rig to be approximately $7.5 million. Accordingly, we recorded a charge of approximately $1.7 million in the three months ended June 30, 2003, to account for the portion of the estimated repair costs that will not be covered by insurance. The operator of our barge rig operation in the Caspian Sea has given notice of termination at the end of the contract's four-year term in September 2003. Although we anticipate that this rig will resume operating in the future, we do not expect any increase in our international barge drilling operations in the near term.

      In June 2003, our board of directors approved a plan to sell our non-core assets to generate funds to enhance our debt reduction capabilities. As of June 30, 2003, our fleet of rigs held for sale consisted of seven shallow water jackup rigs and four offshore platform rigs located in the Gulf of Mexico and 17 land rigs and related inventory and spare parts located in Latin America. In July 2003, we sold one of our Latin American land rigs. We identified these assets for sale based on the relatively low utilization rates of the land rigs and platform rigs and the wide fluctuations in the dayrates for the jackup rigs. The operations that constitute this plan of disposition meet the requirements of discontinued operations under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, our consolidated financial statements for the six months ended June 30, 2002 and the years ended December 31, 2002, 2001 and 2000 have been reclassified to present our Latin America operations and our U.S. jackup and platform drilling operations as discontinued operations. The assets held for sale have been written down to their estimated fair value, resulting in a non-cash impairment charge of $54.0 million recognized in the second quarter of 2003. We will continue to report separately the results of operations of these discontinued operations until the closing of the actual sales.

      Our goal is to reduce our debt by approximately $200.0 million. We intend to accomplish this goal from cash currently on hand, cash generated from operations and cash generated by the sale of our non-core assets. An initial step in our debt reduction plan was accomplished by the purchase of approximately $14.8 million of our 5.5% convertible notes due 2004 on the open market in May 2003, which reduced the outstanding aggregate principal amount to approximately $109.7 million as of June 30, 2003. The convertible notes mature on August 1, 2004.

      We continue to be vigilant in our efforts to conserve cash by reducing our general and administrative expenses and limiting our capital expenditures. We anticipate that general and administrative expenses will be reduced from $24.7 million in 2002 to less than $20.0 million in 2003 and our capital expenditures will not exceed $50.0 million in 2003. We reduced our general and administrative expenses in the first six months of 2003 by reducing our corporate workforce in 2002 and by limiting administrative costs and we will continue to make reductions as appropriate for the level of our operations. Our capital expenditure program calls for limiting expenditures to scheduled ongoing maintenance projects, our preventive maintenance program and capital projects that we believe have the potential to yield an attractive rate of return.

      We currently project a net loss from continuing operations for the year ending December 31, 2003, of approximately $0.38 to $0.42 per share of common stock. This projection takes into consideration the estimated fees and expenses payable by us related to the proposed offering of the new senior notes, the proposed new senior secured credit facility, the tender offer and consent solicitation related to the 9.75% senior notes and the consent solicitation related to the 10.125% senior notes and the purchase price premium and costs related to the tender offer for our 9.75% senior notes. Certain of these estimated fees and expenses of indebtedness will be capitalized as debt issuance cost and amortized over the life of the new debt. This projection also takes into consideration the slower than anticipated market reaction to increases in commodity prices that continue to affect a number of our drilling markets.


Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      We recorded a loss from continuing operations of $15.3 million, for the year ended December 31, 2002 before discontinued operations and the cumulative effect of a change in accounting principle, compared to income from continuing operations of $1.0 million for the year ended December 31, 2001. We recorded a loss from discontinued operations of $25.6 million for the year ended December 31, 2002 as compared to income from discontinued operations of $10.1 million for 2001. The change in accounting principle related to our adoption of Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." resulted in recording the impairment of goodwill, effective the first quarter of 2002, in the amount of $73.1 million.

                                              Year Ended December 31,
                                    ------------------------------------------
                                           2002                    2001
                                    ------------------      ------------------
Drilling and rental revenues:                 (Dollars in Thousands)
    U.S. drilling                   $ 74,181        24%     $114,377        32%
    International drilling           188,514        61%      177,464        50%
    Rental tools                      47,510        15%       65,629        18%
                                    --------  --------      --------  --------
Total drilling and rental revenues  $310,205       100%     $357,470       100%
                                    ========  ========      ========  ========

      Our revenues decreased $47.3 million from $357.5 million in 2001 to $310.2 million for the year ended December 31, 2002. This reduction in revenues was attributed to reduced drilling activity world-wide, most notably in the Gulf of Mexico, due to the economic downturn in the United States and increased inventories of oil and natural gas.

      U.S. barge drilling revenues decreased $40.2 million in 2002 to $74.2 million due primarily to decreased dayrates and reduced utilization. The Gulf of Mexico market declined significantly during the fourth quarter of 2001 and continued throughout 2002 due primarily to a reduction in drilling activity by operators. This reduction in drilling activity was in response to declining demand and prices for natural gas and the economic recession in the United States that began during mid-2001. Although prices for natural gas had risen, uncertainty regarding the economy and international issues had caused operators to be hesitant to significantly increase drilling in 2002. Utilization for the barge rigs decreased from 76 percent in 2001 to 49 percent in 2002 with a 10 percent decrease in dayrates.

      International drilling revenues increased $11.0 million to $188.5 million in 2002 as compared to 2001. International land drilling revenues increased $17.7 million to $115.2 million during 2002 as compared to 2001. International land drilling revenues in the CIS region increased $10.3 million in 2002. Revenues increased $7.4 million in our Tengiz operations in 2002 as compared to 2001 primarily due to increased utilization. Revenues from our interest in SaiPar increased $6.2 million due to increased rig lease rates in 2002 and from early termination fees for the two rigs released by the operator in July and December 2002. The early termination fees totaled $3.7 million. Revenues increased in the Asia Pacific region by $6.1 million related primarily to increased utilization and dayrates in Papua New Guinea. Additionally, we increased the number of labor contracts in Kuwait from two rigs in 2001 to six rigs in 2002 resulting in additional revenues of $1.4 million.

      International offshore drilling revenues decreased $6.7 million to $73.4 million when compared to 2001, primarily attributable to Nigeria. During the second and third quarters, two of our four barge rigs operating in Nigeria incurred downtime for required American Bureau of Shipping inspections and repairs that resulted in a combined total of five months with no revenues. Shortly after returning to work the drilling contracts for these two barge rigs concluded and only one contract was subsequently renewed. At December 31, 2002, three of the four barge rigs were drilling.

      Rental tool revenues decreased $18.1 million due to the decline in drilling activity in the Gulf of Mexico and decreased land drilling in West Texas, which reduced the demand for rental tools. Revenues decreased $9.1 million in the New Iberia, Louisiana operations, $6.6 million in the Victoria, Texas, operations and $3.2 million from the Odessa, Texas, operations. Quail Tools opened a new operation in Evanston, Wyoming, in July, 2002 which contributed $0.8 million in revenues in 2002.

                                                    Year Ended December 31,
                                                ----------------------------------
                                                     2002              2001
                                                ---------------    ---------------
Drilling and rental operating income:                (Dollars in Thousands)
    U.S. drilling (1)                           $ 25,855    35%    $ 50,653    44%
    International drilling (1)                    74,242    39%      64,336    36%
    Rental tools (1)                              25,700    54%      42,624    65%
    Depreciation and amortization                (67,954)           (67,889)
                                                --------           --------
Total drilling and rental operating income (2)  $ 57,843           $ 89,724
                                                ========           ========

    Construction contract operating income         2,462                 --
    General and administrative expense           (24,728)           (21,721)
    Provision for reduction in carrying
        value of certain assets                   (1,140)                --
    Reorganization expense                            --             (7,500)
                                                --------           --------
Total operating income                          $ 34,437           $ 60,503
                                                ========           ========

(1) Drilling and rental gross margin - drilling and rental revenues less direct drilling and rental operating expenses, excluding depreciation and amortization expense; drilling and rental gross margin percentages - drilling and rental gross margin as a percent of drilling and rental revenues.

(2) Drilling and rental operating income - drilling and rental revenues less direct drilling and rental operating expenses including depreciation and amortization expense.

      Drilling and rental operating income of $57.8 million in 2002 reflects a decrease of $31.9 million from the $89.7 million recognized during the year ended December 31, 2001. The U.S. and international drilling segments recorded gross margin percentages of 35 percent and 39 percent, respectively, in 2002 as compared to 44 percent and 36 percent in 2001. U.S. gross margins decreased $24.8 million to $25.9 million for the year ended December 31, 2002 due to declining revenues as discussed above. In response to declining revenues, U.S. operations instituted cost controls for labor, materials and supplies. As a result, the gross margin percentage increased during the fourth quarter to 39 percent from 36 percent during the third quarter on comparable revenues.

      International drilling gross margin increased $9.9 million to $74.2 million during the year ended December 31, 2002 as compared to 2001. International land drilling gross margin increased $13.9 million to $48.7 million. Gross margin in the CIS region increased $11.4 million with Kazakhstan and Russia operations each increasing gross margin by approximately $5.7 million. The Kazakhstan increase was primarily attributable to increased utilization in the Tengiz field and the early termination fees received for the two rigs released that were previously operating in the Karachaganak field. The gross margin increase in Russia was due to higher than anticipated mobilization and start up costs incurred in 2001 that resulted in a significant loss. Asia Pacific region gross margin increased $2.5 million to $17.5 million during 2002. Improvement in Asia Pacific is primarily related to increased revenues in Papua New Guinea that resulted in increased gross margin of $2.3 million. International offshore drilling gross margins decreased $4.0 million to $25.5 million during 2002. This decrease in gross margin is primarily attributed to Nigeria where two of the four barge rigs incurred a combined total of five months downtime during the second and third quarters due to ABS inspections and repairs. In addition, these two rigs both completed their respective contracts toward the end of the third quarter and only one contract was renewed in the fourth quarter.

      Rental tool gross margin decreased $16.9 million to $25.7 million during 2002 as compared to the year ended December 31, 2001. Gross margin decreased primarily due to the $18.1 million decline in revenues during 2002. The gross margin percentage decreased during 2002 to 54 percent from 65 percent for 2001 due to the significant fixed costs related to the rental tool operation.

      During the first quarter of 2002, we announced a new contract to build and operate a rig to drill extended reach wells to offshore targets from a land-based location on Sakhalin Island, Russia for an international consortium. The revenue and expense for the project are recognized as construction contract revenue and expense. The estimated profit from the engineering, construction, mobilization and rig-up fees is calculated on a percentage of completion basis, of which $2.5 million was recognized during the year ended December 31, 2002.

      General and administrative expense increased $3.0 million to $24.7 million for the year ended December 31, 2002. The increase is primarily due to severance costs related to reductions in corporate personnel, significant increase in the vacation accrual, professional fees and required maintenance on our former corporate headquarters in Tulsa currently held for sale. With regards to the vacation accrual we adopted a paid time off policy in 2002, significantly increasing the required vacation accrual.

      The $1.1 million provision for reduction in carrying value of certain assets is to increase the allowance for doubtful accounts for a U.S. customer who filed for bankruptcy protection during the second quarter of 2002. The $7.5 million of reorganization costs recorded in 2001 includes employee moving expenses and severance costs related to the consolidation and relocation of our corporate and international drilling management to Houston, Texas, from Tulsa, Oklahoma. The reorganization of certain senior management positions and management of drilling operations accompanied the relocation.

      Interest expense decreased $0.6 million in 2002 compared to 2001. Savings of $2.9 million associated with the three $50.0 million interest rate swap agreements including $0.3 million from the amortization of gain on the termination of the interest rate swap agreements were offset by $1.5 million less interest capitalized and $0.6 million higher interest due to the higher interest rate on the exchange notes. Other expense of $4.3 million for the year ended December 31, 2002 includes $3.6 million related to the exchange offer and $0.4 million of costs incurred for the attempted purchase of Australia Oil and Gas Corporation Limited.

      Income tax expense for the year ended December 31, 2002 consists of foreign tax expense of $14.2 million and a deferred tax benefit of $17.1 million. Foreign taxes increased $1.4 million due to increased taxes in the Kazakhstan and the Asia Pacific regions. The deferred tax benefit was recognized due to the loss generated during 2002.


ANALYSIS OF DISCONTINUED OPERATIONS

                                                       Year Ended December 31,
                                                      -------------------------
                                                         2002           2001
                                                      ----------     ----------
Discontinued operations drilling revenues:              (Dollars in Thousands)
    U.S. jackup and platform drilling                 $   39,297     $   76,432
    Latin America drilling                                40,444         54,063
                                                      ----------     ----------
Total discontinued operations drilling revenues       $   79,741     $  130,495
                                                      ==========     ==========

Discontinued operations operating income (loss):
    U.S. jackup and platform drilling (1)             $    1,799     $   27,676
    Latin America drilling (1)                            10,080         12,707
    Depreciation and amortization                        (30,549)       (29,370)
                                                      ----------     ----------
Total discontinued operations operating income
 (loss) (2)                                              (18,670)        11,013

    Other income (expense) - net                             535            220
    Provision for impairment of assets                      (360)            --
    Tax expense                                           (7,136)        (1,159)
                                                      ----------     ----------
Income (loss) from discontinued operations            $  (25,631)    $   10,074
                                                      ==========     ==========

(1) Drilling gross margin - drilling revenues less direct drilling operating expenses, excluding depreciation and amortization expense.

(2) Drilling operating income (loss) - drilling revenues less direct drilling operating expenses, including depreciation and amortization expense.

      U.S. jackup and platform drilling revenues decreased $37.1 million in 2002 from 2001. Revenues for the jackup rigs decreased $27.8 million during 2002 as compared to 2001. The seven jackup rigs experienced a 44 percent decrease in average dayrates during 2002 as compared to 2001, while utilization for the jackups remained relatively constant in year-to-year comparisons. Revenues for the platform rigs decreased $9.3 million to $1.6 million, as all four platform rigs were stacked the last three quarters of 2002. The significant decrease in gross margin relates almost entirely to the 44 percent decrease in average dayrates for the jackup rigs.

      Latin America revenues decreased $13.6 million in 2002 as compared to 2001. The decrease primarily related to reduced utilization in Colombia and Bolivia. During the fourth quarter of 2001, Colombia and Bolivia had six rigs and one rig working, respectively. At December 31, 2002, Colombia had three rigs working and Bolivia had no rig activity. In Colombia, we had four drilling rigs working for a customer when the operator terminated all drilling activity in May of 2002. Since then one rig has gone back to work for this particular customer. The drilling market in Bolivia, which diminished significantly in mid-2001, showed no signs of recovery throughout 2002, primarily due to reduced demand for natural gas from Brazil. Contributing to the reduced demand in 2002 were delays in receiving the Bolivian government's commitment to a new gas pipeline to the west coast of South America to enable the exporting of natural gas to Mexico and the United States. Revenues in Bolivia decreased $9.7 million to $1.0 million in 2002.

      Latin America's discontinued operations gross margin declined $2.6 million primarily due to decreased drilling activity in Colombia and Bolivia. The decreased gross margins in Colombia and Bolivia were partially offset by increased gross margins in Ecuador and Peru. The contract in Ecuador was completed in the third quarter of 2002. The contract in Peru will continue through 2003.


Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      We recorded income from continuing operations of $1.0 million for the year ended December 31, 2001, compared to a loss from continuing operations of $16.3 million for the year ended December 31, 2000. Income from discontinued operations was $10.1 million for the year ended December 31, 2001 as compared to a loss from discontinued operations of $2.8 million for 2000.

                                            Year Ended December 31,
                                 ----------------------------------------------
                                         2001                      2000
                                 --------------------      --------------------
Drilling and rental revenues:                (Dollars in Thousands)
    U.S. drilling                $114,377          32%     $ 85,539          33%
    International drilling        177,464          50%      126,633          50%
    Rental tools                   65,629          18%       42,833          17%
                                 --------    --------      --------    --------
Total drilling and rental
  revenues                       $357,470         100%     $255,005         100%
                                 ========    ========      ========    ========

      Our revenues increased $102.4 million to $357.5 million in 2001 as compared to 2000. U.S. barge rig revenues increased $30.5 million to $114.4 million due primarily to increased dayrates for the drilling barge rigs. Dayrates increased 31 percent for the barge rigs as compared to the previous year. U.S. land drilling revenues decreased $1.7 million due to the sale of our last remaining U.S. land rig, Rig 245, in November 2000.

      International drilling revenues increased $50.8 million to $177.5 million in 2001 as compared to the year ended December 31, 2000. International land drilling revenues increased $42.9 million to $97.4 million during 2001. Revenues in the CIS region, which includes Kazakhstan and Russia, increased $32.3 million to $63.1 million during 2001 as compared to 2000. Kazakhstan increased $30.0 million in 2001 as one rig was added to the Tengiz operation and three rigs were added to the Karachaganak joint venture with Saipem. Russia increased by $2.3 million as one rig commenced operations during 2001. Revenues increased $16.8 million in the Asia Pacific region due primarily to increased rig utilization in Indonesia, Papua New Guinea and New Zealand. Revenues decreased $6.2 million in the Africa/Middle East region due to completion of land drilling contracts in Madagascar and Nigeria in 2000. International offshore drilling revenues increased $7.9 million to $80.0 million during 2001 as compared to 2000. Revenues in the Caspian Sea (Barge Rig 257) decreased $1.6 million while revenues in Nigeria increased $9.5 million. Barge Rig 257 revenues decreased primarily due to reduced rates received during the lengthy rig move after completion of the first well. Revenues for the four barge rigs in Nigeria improved due to increased drilling operations on full dayrates. In 2000 the rigs were on reduced standby rates for approximately six months due to several episodes of community unrest.

      Rental tool revenues increased $22.8 million in 2001 as compared to 2000 due to the increased level of drilling activity in the Gulf of Mexico. Contributing to this increase was the New Iberia, Louisiana, operation in the amount of $10.3 million, $6.3 million from the Victoria, Texas, operation and $6.2 million from the Odessa, Texas, operation which commenced operations in May 2000.

                                                   Year Ended December 31,
                                              ----------------------------------
                                                    2001               2000
                                              ---------------    ---------------
Drilling and rental operating income:                (Dollars in Thousands)
    U.S. drilling (1)                         $ 50,653    44%    $ 30,077    35%
    International drilling (1)                  64,336    36%      35,307    28%
    Rental tools (1)                            42,624    65%      26,839    63%
    Depreciation and amortization              (67,889)           (57,932)
                                              --------           --------
Total drilling and rental operating
  income (2)                                  $ 89,724           $ 34,291
                                              ========           ========

    General and administrative expense        $(21,721)          $(20,392)
    Provision for reduction in carrying
        value of certain assets                     --             (7,805)
    Reorganization expense                      (7,500)                --
                                              --------           --------
Total operating income                        $ 60,503           $  6,094
                                              ========           ========

(1) Drilling and rental gross margin - drilling and rental revenues less direct drilling and rental operating expenses, excluding depreciation and amortization expense; drilling and rental gross margin percentages - drilling and rental gross margin as a percent of drilling and rental revenues.

(2) Drilling and rental operating income - drilling and rental revenues less direct drilling and rental operating expenses including depreciation and amortization expense.

      Drilling and rental operating income of $89.7 million in 2001 reflected an increase of $55.4 million from the $34.3 million recognized during the year ended December 31, 2000. The U.S. and international drilling segments recorded gross margin percentages during 2001 of 44 percent and 36 percent, respectively, as compared to 35 percent and 28 percent in 2000. U.S. gross margins increased $20.6 million. U.S. drilling gross margin was positively impacted during 2001 by increasing dayrates in the Gulf of Mexico from the barge rigs which increased approximately 31 percent in 2001 as compared to the prior year. International drilling gross margin increased $29.0 million to $64.3 million during the year ended December 31, 2001 as compared to 2000. International land drilling gross margin increased $22.3 million to $12.6 million. Gross margin for the international land drilling operations increased in Kazakhstan from 33 percent to 45 percent, Papua New Guinea from 27 percent to 48 percent, and New Zealand from 20 percent to 39 percent, primarily due to higher utilization during 2001. Gross margin in Russia decreased $5.4 million due to higher than anticipated mobilization and start up costs. The international offshore drilling gross margin increased $6.7 million to $29.5 million, with gross margin increasing from 32 percent to 37 percent during 2001 as compared to 2000.

      Rental tool gross margin increased $15.8 million to $42.6 million during 2001 as compared to the year ended December 31, 2000. Gross margin increased primarily due to the $22.8 million increase in revenues during 2001. The gross margin percentage increased during 2001 to 65 percent from 63 percent for the previous year due principally to higher revenues without a corresponding increase in fixed cost.

      Depreciation and amortization expense increased $10.0 million to $67.9 million in 2001. Depreciation expense recorded in connection with capital additions for the years 1999, 2000 and 2001, was the primary reason for the increase. General and administrative expenses increased $1.3 million in 2001 as compared to 2000. This increase was primarily attributed to increased travel costs, professional fees, information technology projects and higher occupancy costs associated with our new corporate office in Houston.

      We recognized $7.5 million in reorganization costs, which includes employee-moving expenses and severance costs, during 2001. In September 2001, we opened our new corporate office in Houston. The reorganization included the consolidation of its corporate and international drilling activities from Tulsa, Oklahoma, with our U.S. offshore drilling operations already domiciled in Houston. The reorganization of certain senior management positions and the management of drilling operations accompanied the relocation.

      Interest expense decreased $4.0 million due to the $50.5 million repayment of convertible notes during the fourth quarter of 2000 and $1.6 million of interest being capitalized to construction projects during the year ended December 31, 2001, as compared to $0.5 million capitalized during 2000. Gain on disposition of assets decreased $20.6 million to $1.8 million for the year ended December 31, 2001. During the year 2000, we sold our one million shares of Unit Corporation common stock and recognized a pre-tax gain of $7.4 million and we sold Rig 245 in Alaska for $20.0 million and recognized a pre-tax gain of $14.9 million.

Income tax expense for 2001 consists of foreign tax expense of $12.8 million and deferred tax benefit of $1.9 million. The deferred tax benefit is due to the reduction in the valuation allowance of $9.6 million offsetting deferred tax expense of $8.2 million. The reduction was the result of a change in estimate relating to the realization of net operating loss carryforwards, or NOL's. At December 31, 2000, we carried a valuation account reserving part of the NOL's set to expire during the tax year ended August 31, 2001. Due to higher than projected taxable income for the 2001 tax year, we utilized more NOL's than originally anticipated resulting in the deferred tax benefit. As of December 31, 2001, the remaining valuation allowance was $9.9 million.


ANALYSIS OF DISCONTINUED OPERATIONS

                                                       Year Ended December 31,
                                                     --------------------------
                                                        2001            2000
                                                     ----------      ----------
Discontinued operations drilling revenues:             (Dollars in Thousands)
    U.S. jackup and platform drilling                $   76,432      $   62,877
    Latin America drilling                               54,063          58,467
                                                     ----------      ----------
Total discontinued operations drilling revenues      $  130,495      $  121,344
                                                     ==========      ==========

Discontinued operations operating income (loss):
    U.S. jackup and platform drilling (1)            $   27,676      $   19,142
    Latin America drilling (1)                           12,707          16,911
    Depreciation and amortization                       (29,370)        (27,128)
                                                     ----------      ----------
Total discontinued operations operating income
  (loss) (2)                                             11,013           8,925

    Other income (expense) - net                            220          (4,462)
    Provision for impairment of assets                       --            (495)
    Tax expense                                          (1,159)         (6,755)
                                                     ----------      ----------
Income (loss) from discontinued operations           $   10,074      $   (2,787)
                                                     ==========      ==========

(1) Drilling gross margin - drilling revenues less direct drilling operating expenses, excluding depreciation and amortization expense.

(2) Drilling operating income (loss) - drilling revenues less direct drilling operating expenses, including depreciation and amortization expense.

      U.S. jackup and platform drilling revenues consisting of the seven jackup rigs and four platform rigs increased $13.6 million during 2001 as compared to 2000. Dayrates increased 40 percent for the jackup rigs as compared to the previous year. The increase in dayrates was partially offset by decreased utilization from 86 percent in 2000 to 78 percent in 2001. The decrease in utilization was due primarily to the slowdown in the Gulf of Mexico jackup market during the fourth quarter of 2001. Jackup utilization during the fourth quarter of 2001 was 52 percent as compared to approximately 87 percent during the first three quarters of 2001.

      U.S. jackup and platform drilling gross margin was positively impacted during 2001 by increasing dayrates in the Gulf of Mexico. Jackup rig utilization decreased from 86 percent in 2000 to 78 percent in 2001 due primarily to a slowdown in the Gulf of Mexico jackup market during the fourth quarter. This slowdown negatively impacted jackup rig dayrates, which declined approximately 23 percent from the first three quarters of 2001.

      Revenues in the Latin America region decreased $4.4 million to $54.1 million during 2001. Revenues in Bolivia decreased $12.1 million during 2001 due primarily to an oversupply of natural gas in Bolivia due to reduced demand for Bolivian natural gas from Brazil, resulting in a significant decrease in rig utilization. Partially offsetting the decrease in Bolivia was an increase in revenues of $8.7 million in Colombia. During 2001 rig utilization increased in Colombia to 92 percent from 83 percent in 2000. Latin America gross margins decreased $4.2 million primarily due to the reduced activity in Bolivia


LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2002, the Company had cash and cash equivalents of $52.0 million, a decrease of $8.4 million from December 31, 2001. The net cash provided by operating activities was $33.2 million for 2002. Due to reduced revenues during 2002, accounts and notes receivable decreased $8.9 million. Lower utilization and reduced capital spending resulted in a decrease of $19.8 million to accounts payable and accrued liabilities.

      Net cash used in investing activities was $38.7 million in 2002. This included $45.2 million for capital expenditures net of proceeds from the sale of assets of $6.5 million. Net cash used in financing activities was $2.9 million in 2002. This included $5.5 million repayment of debt net of $2.6 million proceeds from the settlement of three interest rate swap agreements.

      As of December 31, 2001, we had cash and cash equivalents of $60.4 million, a decrease of $2.1 million from December 31, 2000. The primary sources of cash in 2001 were $116.0 million provided by operating activities and $7.6 million from the disposition of assets. Proceeds from the disposition of assets included the sale of various non-marketable rigs and components and reimbursements from customers for equipment lost in the hole.

      The primary uses of cash in 2001 were $122.0 million for capital expenditures and $5.0 million for repayment of debt. Major projects during the year included modifications to Jackup Rig 22 as a result of its scheduled five-year Coast Guard inspection, completion of Rig 216 to work in the Karachaganak field in Kazakhstan, and purchase of drill pipe and other rental tools for Quail Tools. Repayment of debt included $4.5 million on a five-year note with Boeing Capital Corporation for Barge Rig 75 in Nigeria.

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

      The following tables summarize the Company's future contractual obligations and other commercial commitments as of December 31, 2002.

                                                                                 After 5
                                         1 Year     2 - 3 Years   4 - 5 Years     Years        Total
                                       ----------   -----------   -----------   ----------   ----------
                                                           (Dollars in Thousands)
Contractual cash obligations:
    Long-term debt (1)                 $    6,486   $   129,565   $   214,192   $  235,612   $  585,855
    Operating leases (2)                    3,317         4,301         3,643        2,145       13,406
                                       ----------   -----------   -----------   ----------   ----------
Total contractual cash obligations     $    9,803   $   133,866   $   217,835   $  237,757   $  599,261
                                       ==========   ===========   ===========   ==========   ==========

Commercial commitments:
    Revolving credit facility (3)      $       --   $        --   $        --   $       --   $       --
    Standby letters of credit (3)          15,667            --            --           --       15,667
                                       ----------   -----------   -----------   ----------   ----------
Total commercial commitments           $   15,667   $        --   $        --   $       --   $   15,667
                                       ==========   ===========   ===========   ==========   ==========


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

OTHER MATTERS

BUSINESS RISKS

      Internationally, the Company specializes in drilling geologically challenging wells in locations that are difficult to access and/or involve harsh environmental conditions. The Company's international services are primarily utilized by major and national oil companies in the exploration and development of reserves of oil. In the United States, the Company primarily drills offshore in the Gulf of Mexico with barge, jackup and platform rigs for major and independent oil and gas companies. Business activity is dependent on the exploration and development activities of the major, independent and national oil and gas companies that make up the Company's customer base. Generally, temporary fluctuations in oil and gas prices do not materially affect these companies' exploration and development activities, and consequently do not materially affect the operations of the Company, except for the Gulf of Mexico, where drilling contracts are generally for a shorter term, and oil and gas companies tend to respond more quickly to upward or downward changes in prices. Many international contracts are of longer duration and oil and gas companies have committed to longer-term projects to develop reserves and thus our international operations are not as susceptible to shorter term fluctuations in prices. However, sustained increases or decreases in oil and natural gas prices could have an impact on customers' long-term exploration and development activities, which in turn could materially affect the Company's operations. Generally, a sustained change in the price of oil would have a greater impact on the Company's international operations while a sustained change in the price of natural gas would have a greater effect on U.S. operations. Due to the locations in which the Company drills, the Company's operations are subject to interruption, prolonged suspension and possible expropriation due to political instability and local community unrest. Further, the Company is exposed to liability issues from pollution arising out of its operations and to loss of revenues in the event of a blowout. The majority of the political and environmental risks are transferred to the operator by contract or otherwise insured.

CRITICAL ACCOUNTING POLICIES

      We consider certain accounting policies related to impairment of property, plant and equipment, impairment of goodwill, the valuation of deferred tax assets and revenue recognition to be critical accounting policies due to the estimation processes involved in each. Other significant accounting policies are summarized in Note 1 in the notes to the consolidated financial statements.

Impairment of property, plant and equipment

      Our management periodically evaluates our property, plant and equipment to determine that their net carrying value is not in excess of their net realizable value. These evaluations are performed when we have realized sustained significant declines in utilization and dayrates and recovery is not contemplated in the near future. Our management considers a number of factors such as estimated future cash flows, appraisals and current market value analysis in determining net realizable value. Assets are written down to their fair value if it is below its net carrying value.

      In June 2003, our board of directors approved a plan to sell our Latin America assets consisting of 17 land rigs and related inventory and spare parts and our U.S. offshore assets consisting of seven jackup rigs and four platform rigs. We are actively marketing the assets through an independent broker. At June 30, 2003, the net book value of the assets to be sold exceeded the fair value and as a result an impairment charge including estimated sales expenses was recognized in the amount of $54.0 million. One Latin America land rig and related spare parts were sold to a third party for $1.8 million in July, 2003.

Impairment of goodwill

      Our management periodically assesses whether the excess of cost over net assets acquired is impaired based on the estimated fair value of the operation to which it relates, which value is generally determined based on estimated future cash flows of that operation. If the estimated fair value is in excess of the carrying value of the operation, no further analysis is performed. If the fair value of each operation, to which goodwill has been assigned, is less than the carrying value, we will deduct the fair value of the tangible and intangible assets and compare the residual amount to the carrying value of the goodwill to determine if impairment should be recorded.

      In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets," became effective and as a result, we discontinued the amortization of $189.1 million of goodwill. In lieu of amortization, we performed an initial impairment review of goodwill and as a result impaired goodwill by $73.1 million. We will perform an annual impairment review, in December, hereafter. The impairment was recognized as a cumulative effect of a change in accounting principle. We performed our annual impairment review during the fourth quarter of 2002 with no additional impairment required.

Accounting for income taxes

      As part of the process of preparing the consolidated financial statements, we are required to estimate the income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and certain accrued liabilities for tax and accounting purposes. These differences and the net operating loss carryforwards result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include an expense or reduction of expense within the tax provision in the statement of operations.

Revenue Recognition

We recognize revenues and expenses on dayrate contracts as the drilling progresses (percentage of completion method) because we do not bear the risk of completion of the well. For meterage contracts, we recognize the revenues and expenses upon completion of the well (completed contract method). Revenues from rental activities are recognized ratably over the rental term which is generally less than six months.

RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2002, the Financial Accounting Standards Board, referred to as the FASB, issued SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We adopted this standard in the first quarter of 2003 and it did not have a significant effect on our results of operations or our financial position. The statements of operations and cash flows have been restated to reflect our adoption of SFAS No. 145 and, accordingly, the extraordinary gain on the extinguishment of debt has been reclassified to other income and the related taxes to income tax expense.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this standard has not had any impact on our financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." The interpretation requires disclosure about the nature and terms of obligations under certain guarantees that we have issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective immediately. We do not expect to be impacted by the issuance of FIN 45.

      On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of SFAS No. 123." The standard provides additional transition guidance for companies that elect to voluntarily adopt the accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of Accounting Principals Board Opinion, or APB, No. 25, "Accounting for Stock Issued to Employees." As we continue to follow APB No. 25, our accounting for stock-based compensation will not change as a result of SFAS No. 148. SFAS No. 148 does require certain new disclosures in both annual and interim financial statements. The interim disclosure provisions have been included in the notes to our consolidated financial statements.

      On January 17, 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51." The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities, or VIE) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. We are consolidating AralParker, a company in which we own a 50 percent equity interest, because we exert significant influence and have a financial interest in the form of a loan, in addition to our equity interest.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      We are exposed to interest rate risk from our fixed-rate debt. In January 2002, we hedged against a portion of the risk of changes in fair value associated with our $214.2 million 9.75% senior notes by entering into three fixed-to-variable interest rate swap agreements with a total notional amount of $150.0 million. We assumed no ineffectiveness as each interest rate swap agreement met the short-cut method requirements under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swap agreements were offset by changes in the fair value of the debt and no net gain or loss was recognized in earnings. During the six months ended June 30, 2002 the interest rate swap agreements reduced interest expense by $2.3 million.

      On July 24, 2002, we terminated all the interest rate swap agreements and received $3.5 million. A gain totaling $2.6 million will be recognized as a reduction to interest expense or included in any gain or loss if the debt is extinguished prior to its stated maturity, over the remaining term (ending November 2006) of the debt instrument, of which $0.4 million was recognized during the six months ended June 30, 2003.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders Parker Drilling Company

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) of the Form 10-K/A, present fairly, in all material respects, the financial position of Parker Drilling Company and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) of the Form 10-K/A, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 3 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill as a result of adopting the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

      As discussed in Note 17 to the consolidated financial statements, the Company has reclassified certain amounts in its consolidated statement of operations to reflect certain discontinued operations and the adoption of SFAS No. 145.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Tulsa, Oklahoma
January 29, 2003, except for Note 17,
as to which the date is September 19, 2003.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)

                                                                              Year Ended December 31,
                                                                  ------------------------------------------------
                                                                      2002              2001              2000
                                                                  ------------      ------------      ------------
Drilling and rental revenues:
    U.S. drilling                                                 $     74,181      $    114,377      $     85,539
    International drilling                                             188,514           177,464           126,633
    Rental tools                                                        47,510            65,629            42,833
                                                                  ------------      ------------      ------------
Total drilling and rental revenues                                     310,205           357,470           255,005
                                                                  ------------      ------------      ------------

Drilling and rental operating expenses:
    U.S. drilling                                                       48,326            63,724            55,462
    International drilling                                             114,272           113,128            91,326
    Rental tools                                                        21,810            23,005            15,994
    Depreciation and amortization                                       67,954            67,889            57,932
                                                                  ------------      ------------      ------------
Total drilling and rental operating expenses                           252,362           267,746           220,714
                                                                  ------------      ------------      ------------
Drilling and rental operating income                                    57,843            89,724            34,291
                                                                  ------------      ------------      ------------
Construction contract revenue                                           86,818                --                --
Construction contract expense                                           84,356                --                --
                                                                  ------------      ------------      ------------
Net construction contract operating income                               2,462                --                --
                                                                  ------------      ------------      ------------
General and administration expense                                      24,728            21,721            20,392
Provision for reduction in carrying
    value of certain assets                                              1,140                --             7,805
Reorganization expense                                                      --             7,500                --
                                                                  ------------      ------------      ------------
Total operating income                                                  34,437            60,503             6,094
                                                                  ------------      ------------      ------------
Other income and (expense):
    Interest expense                                                   (52,409)          (53,015)          (57,036)
    Interest income                                                        851             3,553             3,691
    Gain on disposition of assets                                        2,997             1,757            22,398
    Minority interest                                                      278                --                --
    Other                                                               (4,269)             (384)            8,377
                                                                  ------------      ------------      ------------
Total other income and (expense)                                       (52,552)          (48,089)          (22,570)
                                                                  ------------      ------------      ------------
Income (loss) before income taxes                                      (18,115)           12,414           (16,476)
Income tax expense (benefit)                                            (2,836)           11,429              (218)
                                                                  ------------      ------------      ------------
Income (loss) from continuing operations                               (15,279)              985           (16,258)
Discontinued operations, net of taxes                                  (25,631)           10,074            (2,787)
Cumulative effect of change in accounting principle                    (73,144)               --                --
                                                                  ------------      ------------      ------------
Net income (loss)                                                 $   (114,054)     $     11,059      $    (19,045)
                                                                  ============      ============      ============

Basic earnings (loss) per share:
    Income (loss) from continuing operations                      $      (0.16)     $       0.01      $      (0.20)
    Discontinued operations, net of taxes                         $      (0.28)     $       0.11      $      (0.03)
    Cumulative effect of change in accounting principle           $      (0.79)     $         --      $         --
    Net income (loss)                                             $      (1.23)     $       0.12      $      (0.23)

Diluted earnings (loss) per share:
    Income (loss) from continuing operations                      $      (0.16)     $       0.01      $      (0.20)
    Discontinued operations, net of taxes                         $      (0.28)     $       0.11      $      (0.03)
    Cumulative effect of change in accounting principle           $      (0.79)     $         --      $         --
    Net income (loss)                                             $      (1.23)     $       0.12      $      (0.23)

Number of common shares used in computing earnings per share:
    Basic                                                           92,444,773        92,008,877        81,758,825
    Diluted                                                         92,444,773        92,691,033        81,758,825


        See accompanying notes to the consolidated financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                                                 December  31,
                                                                          --------------------------
                         ASSETS                                              2002            2001
-----------------------------------------------------------               ----------      ----------
Current assets:
    Cash and cash equivalents                                             $   51,982      $   60,400
    Accounts and notes receivable, net of allowance
         for bad debts of $4,762 in 2002 and $2,988 in 2001                   89,363          99,874
    Rig materials and supplies                                                17,161          22,200
    Other current assets                                                       8,631           8,978
                                                                          ----------      ----------
            Total current assets                                             167,137         191,452
                                                                          ----------      ----------

Property, plant and equipment, at cost:
    Drilling equipment                                                     1,099,211       1,063,454
    Rental tools                                                              81,325          74,085
    Buildings, land and improvements                                          27,905          26,887
    Other                                                                     31,371          25,606
    Construction in progress                                                   6,279          26,142
                                                                          ----------      ----------
                                                                           1,246,091       1,216,174

    Less accumulated depreciation and amortization                           604,813         520,645
                                                                          ----------      ----------
    Property, plant and equipment, net                                       641,278         695,529
                                                                          ----------      ----------

Deferred charges and other assets:
    Goodwill, net of accumulated amortization of $108,412
         in 2002 and $35,268 in 2001                                         115,983         189,127
    Rig materials and supplies                                                 9,450           9,201
    Assets held for disposition                                                  896           1,800
    Debt issuance costs                                                        6,330           8,247
    Other                                                                     12,251          10,421
                                                                          ----------      ----------
    Total deferred charges and other assets                                  144,910         218,796
                                                                          ----------      ----------
                 Total assets                                             $  953,325      $1,105,777
                                                                          ==========      ==========

        See accompanying notes to the consolidated financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (Continued)
                             (Dollars in Thousands)

                                                                             December 31,
                                                                     ----------------------------
               LIABILITIES AND STOCKHOLDERS' EQUITY                      2002            2001
----------------------------------------------------------------     ------------    ------------
Current liabilities:
    Current portion of long-term debt                                $      6,486    $      5,007
    Accounts payable                                                       14,377          33,521
    Accrued liabilities                                                    36,365          38,152
    Accrued income taxes                                                    4,347           7,054
                                                                     ------------    ------------
            Total current liabilities                                      61,575          83,734
                                                                     ------------    ------------
Long-term debt                                                            583,444         587,165

Deferred income taxes                                                          --          16,152

Other long-term liabilities                                                 7,680           6,583

Commitments and contingencies (Note 12)

Stockholders' equity:
    Preferred stock, $1 par value, 1,942,000 shares
         authorized, no shares outstanding                                     --              --
    Common stock, $0.16 2/3 par value, authorized
         140,000,000 shares, issued and outstanding
         92,793,349 shares (92,053,796 shares in 2001)                     15,465          15,342
    Capital in excess of par value                                        434,998         432,845
    Accumulated other comprehensive income-net unrealized
         gain on investments available for sale (net of taxes of
         $0 in 2002 and $227 in 2001)                                         664             403
    Retained earnings (accumulated deficit)                              (150,501)        (36,447)
                                                                     ------------    ------------
            Total stockholders' equity                                    300,626         412,143
                                                                     ------------    ------------
                 Total liabilities and stockholders' equity          $    953,325    $  1,105,777
                                                                     ============    ============

        See accompanying notes to the consolidated financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                         Year Ended December 31,
                                                                 ----------------------------------------
                                                                    2002           2001           2000
                                                                 ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                            $ (114,054)    $   11,059     $  (19,045)
    Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
         Depreciation and amortization                               67,954         67,889         57,932
         Gain on disposition of assets                               (3,432)        (2,316)       (17,920)
         Cumulative effect of change in accounting principle         73,144             --             --
         Gain on early retirement of debt                                --             --         (6,150)
         Provision for reduction in carrying value
             of certain assets                                        1,500             --          8,300
         Deferred tax expense (benefit)                             (17,120)        (1,899)        (9,088)
         Discontinued operations                                     30,549         29,370         27,128
         Other                                                        6,045          4,625          5,320
         Change in assets and liabilities:
             Accounts and notes receivable                            8,851         24,158        (47,954)
             Rig materials and supplies                               2,390         (3,807)        (1,981)
             Other current assets                                       347         (4,366)        11,150
             Accounts payable and accrued liabilities               (19,834)        (4,484)        18,356
             Accrued income taxes                                    (1,843)        (2,784)         1,098
             Other assets                                            (1,316)        (1,440)           125
                                                                 ----------     ----------     ----------
    Net cash provided by operating activities                        33,181        116,005         27,271
                                                                 ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of assets                                  6,451          7,628         31,912
    Capital expenditures (net of reimbursements)                    (45,181)      (122,033)       (98,525)
    Proceeds from sale of short-term investments                         --            799         16,925
                                                                 ----------     ----------     ----------
    Net cash used in investing activities                           (38,730)      (113,606)       (49,688)
                                                                 ----------     ----------     ----------

        See accompanying notes to the consolidated financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Continued)
                             (Dollars in Thousands)

                                                                   Year Ended December 31,
                                                             ------------------------------------
                                                               2002          2001          2000
                                                             --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock offering, net                 $     --      $     --      $ 87,313
    Payments for early retirement of debt                          --            --       (43,477)
    Principal payments under debt obligations                  (5,489)       (5,034)       (4,854)
    Proceeds from interest rate swap agreements                 2,620            --            --
    Other                                                          --           555           414
                                                             --------      --------      --------
    Net cash provided by (used in)
         financing activities                                  (2,869)       (4,479)       39,396
                                                             --------      --------      --------

Net increase (decrease) in cash and cash equivalents           (8,418)       (2,080)       16,979

Cash and cash equivalents at beginning of year                 60,400        62,480        45,501
                                                             --------      --------      --------
Cash and cash equivalents at end of year                     $ 51,982      $ 60,400      $ 62,480
                                                             ========      ========      ========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
         Interest                                            $ 52,532      $ 53,257      $ 56,608
         Income taxes                                        $ 19,454      $ 14,956      $ 14,527

Supplemental noncash investing and financing activity:
    Net unrealized gain (loss) on investments
         available for sale (net of taxes of $0 in 2002,
         $37 in 2001 and $717 in 2000)                       $    261      $     64      $ (1,274)

    Capital lease obligation                                 $  1,255      $     --      $     --

        See accompanying notes to the consolidated financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (Dollars and Shares in Thousands)

                                                                                                 Retained        Accumulated
                                                                                Capital in       Earnings           Other
                                                                Common          Excess of      (Accumulated     Comprehensive
                                               Shares            Stock          Par Value         Deficit)      Income (Loss)
                                            -------------    -------------    -------------    -------------    -------------
Balances, December 31, 1999                        77,372    $      12,895    $     343,374    $     (28,461)   $       1,613
    Activity in employees' stock plans                552               92            2,656               --               --
    Issuance of 13,800,000
         common shares                             13,800            2,300           85,013               --               --
    Other comprehensive income-net
         unrealized loss on investments
         (net of taxes of $717)                        --               --               --               --           (1,274)
    Net loss (total comprehensive
         loss of $20,319)                              --               --               --          (19,045)              --
                                            -------------    -------------    -------------    -------------    -------------
Balances, December 31, 2000                        91,724           15,287          431,043          (47,506)             339
    Activity in employees' stock plans                330               55            1,802               --               --
    Other comprehensive income-net
         unrealized gain on investments
         (net of taxes of $37)                         --               --               --               --               64
    Net loss (total comprehensive
         loss of $11,123)                              --               --               --           11,059               --
                                            -------------    -------------    -------------    -------------    -------------
Balances, December 31, 2001                        92,054           15,342          432,845          (36,447)             403
    Activity in employees' stock plans                739              123            2,153               --               --
    Other comprehensive income-net
         unrealized gain on investments
         (net of taxes of $0)                          --               --               --               --              261
    Net loss (total comprehensive
         loss of $113,793)                             --               --               --         (114,054)              --
                                            -------------    -------------    -------------    -------------    -------------
Balances, December 31, 2002                        92,793    $      15,465    $     434,998    $    (150,501)   $         664
                                            =============    =============    =============    =============    =============

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

Note 1 - Summary of Significant Accounting Policies (continued)

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

Note 1 - Summary of Significant Accounting Policies (continued)

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

                                                             Year Ended December 31,
                                                             -----------------------
                                                    2002               2001               2000
                                                 ----------         ----------        ----------
                                                             (Dollars in Thousands)
Income (loss) from continuing operations:
       As reported                               $  (15,279)        $      985        $  (16,258)
       Compensation expense, net of tax              (2,597)            (3,361)           (2,960)
                                                 ----------         ----------        ----------
       Pro forma                                 $  (17,876)        $   (2,376)       $  (19,218)
                                                 ==========         ==========        ==========
Diluted earnings (loss) per share from
   continuing operations:
       As reported                               $    (0.16)        $     0.01        $    (0.20)
       Compensation expense, net of tax               (0.03)             (0.04)            (0.04)
                                                 ----------         ----------        ----------
       Pro forma                                 $    (0.19)        $    (0.03)       $    (0.24)
                                                 ==========         ==========        ==========


     The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield                               0.0%
Expected stock volatility                            51.6%    in 2000
                                                     56.3%    in 2001
                                                     56.9%    in 2002

Risk-free interest rate                        3.0% - 6.7%
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

     As required under the transitional accounting provisions of SFAS No. 142, the Company completed both steps required to identify and measure goodwill impairment at each reporting unit. The first step involved identifying all reporting units with carrying values (including goodwill) in excess of fair value, which was estimated by an independent business valuation consultant using the present value of estimated future cash flows. The reporting units for which the carrying value exceeded fair value were then measured for impairment by comparing the implied fair value of the reporting unit goodwill, determined in the same manner as in a business combination, with the carrying amount of goodwill. The jackup and platform rigs reporting unit was the only unit where impairment was identified. As a result, goodwill related to the jackup and platform rigs was impaired by $73.1 million and was recognized as a cumulative effect of a change in accounting principle retroactive to the first quarter. The Company will perform its annual impairment review during the fourth quarter of each year. The review in the fourth quarter 2002, resulted in no additional impairment.

     The following is a summary of the change in goodwill by reporting unit for the years ended December 31, 2000, 2001 and 2002 (dollars in thousands):

                                                                            International
                                                 U.S. Drilling                  Drilling       Rental Tools
                                                    Segment                     Segment          Segment
                                       --------------------------------       ----------      -------------
                                          Barge             Jackup &           Nigeria        Rental Tools
                                          Rigs            Platform Rigs       Barge Rigs        Business
                                       ----------         -------------       ----------      ------------
Balance as of January 1, 2000            $ 63,110           $ 78,771           $ 23,198           $ 39,011
Goodwill amortization                      (2,367)            (2,797)              (864)            (1,453)
Impairment losses                              --                 --                 --                 --
                                         --------           --------           --------           --------
Balance as of December 31, 2000            60,743             75,974             22,334             37,558

Goodwill amortization                      (2,334)            (2,830)              (863)            (1,454)
Impairment losses                              --                 --                 --                 --
                                         --------           --------           --------           --------
Balance as of December 31, 2001            58,409             73,144             21,471             36,104

Goodwill amortization                          --                 --                 --                 --
Impairment losses                              --            (73,144)                --                 --
                                         --------           --------           --------           --------
Balance as of December 31, 2002          $ 58,409           $     --           $ 21,471           $ 36,104
                                         ========           ========           ========           ========

Note 3 - Goodwill (continued)

     The following is a summary of pro forma net income (loss) and earnings
(loss) per share as adjusted to remove the amortization of goodwill (dollars in thousands, except per share amounts):

                                                 Year Ended December 31,
                                            -------------------------------
                                               2001                 2000
                                            ----------           ----------
Net income (loss) - as reported             $   11,059           $  (19,045)
Goodwill amortization                            7,481                7,481
Income tax impact (1)                           (1,131)              (1,131)
                                            ----------           ----------
Net income (loss) - as adjusted             $   17,409           $  (12,695)
                                            ==========           ==========

Basic earnings (loss) per share:

Net income (loss) - as reported             $     0.12           $    (0.23)
Goodwill amortization                             0.08                 0.09
Income tax impact (1)                            (0.01)               (0.02)
                                            ----------           ----------
Net income (loss) - as adjusted             $     0.19           $    (0.16)
                                            ==========           ==========
Diluted earnings (loss) per share:

Net income (loss) - as reported             $     0.12           $    (0.23)
Goodwill amortization                             0.08                 0.09
Income tax impact (1)                            (0.01)               (0.02)
                                            ----------           ----------
Net income (loss) - as adjusted             $     0.19           $    (0.16)
                                            ==========           ==========

(1) Certain goodwill amounts are non-deductible for tax purposes; therefore, the income tax impact reflects only the deductible goodwill amortization.

Note 4 - Long-Term Debt

                                                                                              December 31,
                                                                                       --------------------------
                                                                                       2002                 2001
                                                                                       --------          --------
                                                                                        (Dollars in Thousands)
Senior Notes payable in November 2006 with interest of 9.75% payable semi-annually in May and November, net of unamortized premium of $790 and
    $2,085 at December 31, 2002 and 2001, respectively
    (effective interest rate of 9.62%)                                                 $214,982          $452,065

Deferred gain related to interest rate swap agreements, net of
    amortization of $257                                                                  2,363                --

Senior Notes payable in November 2009 with interest of 10.125% payable semi-annually in May and November, net of unamortized premium of $922 at
    December 31, 2002
    (effective interest rate of 10.03%)                                                 236,534                --

Convertible Subordinated Notes payable in August 2004
    with interest of 5.5% payable semi-annually in
    February and August                                                                 124,509           124,509

Secured promissory note to Boeing Capital Corporation
    with interest at 10.1278%, principal and interest
    payable monthly over a 60-month term                                                 10,588            15,589

Capital Lease and Other                                                                     954                 9
                                                                                       --------          --------

Total debt                                                                              589,930           592,172
Less current portion                                                                      6,486             5,007
                                                                                       --------          --------

Total long-term debt                                                                   $583,444          $587,165
                                                                                       ========          ========

Note 4 - Long-Term Debt (continued)

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

Note 4 - Long-Term Debt (continued)

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

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in Thousands)

                                                                     Year Ended December 31, 2002
                                                ---------------------------------------------------------------------


                                                  Parent       Guarantor   Non-Guarantor  Eliminations   Consolidated
                                                  ------       ---------   -------------  ------------   ------------
Drilling and rental revenues                    $      --      $ 280,003      $ 27,772      $   2,430      $ 310,205

Drilling and rental operating expenses                  3        158,498        23,477          2,430        184,408
Depreciation and amortization                           1         64,776         3,299           (122)        67,954
                                                ---------      ---------      --------      ---------      ---------
Drilling and rental operating income (loss)            (4)        56,729           996            122         57,843
                                                ---------      ---------      --------      ---------      ---------

Construction contract revenue                          --         86,818            --             --         86,818
Construction contract expense                          --         84,356            --             --         84,356
                                                ---------      ---------      --------      ---------      ---------
Net construction contract operating income             --          2,462            --             --          2,462
                                                ---------      ---------      --------      ---------      ---------

General and administrative expense (1)                361         24,467            --           (100)        24,728
Provision for reduction in carrying
  value of certain assets                              --          1,140            --             --          1,140
                                                ---------      ---------      --------      ---------      ---------
Total operating income (loss)                        (365)        33,584           996            222         34,437
                                                ---------      ---------      --------      ---------      ---------
Other income and (expense):
     Interest expense                             (56,602)       (43,106)       (1,551)        48,850        (52,409)
     Interest income                               44,264          3,760         1,677        (48,850)           851
     Other income (expense) - net                  (4,491)         7,839           109         (4,451)          (994)
     Equity in net earnings of subsidiaries      (113,980)            --            --        113,980             --
                                                ---------      ---------      --------      ---------      ---------
Total other income and (expense)                 (130,809)       (31,507)          235        109,529        (52,552)
                                                ---------      ---------      --------      ---------      ---------

Income (loss) before income taxes                (131,174)         2,077         1,231        109,751        (18,115)

Income tax expense (benefit):                     (17,120)        14,284            --             --         (2,836)
                                                ---------      ---------      --------      ---------      ---------
Income (loss) from continuing operations         (114,054)       (12,207)        1,231        109,751        (15,279)

Discontinued operations, net of taxes                  --        (25,631)           --             --        (25,631)

Cumulative effect of change in accounting
  principle                                            --        (73,144)           --             --        (73,144)
                                                ---------      ---------      --------      ---------      ---------
Net income (loss)                               $(114,054)     $(110,982)     $  1,231      $ 109,751      $(114,054)
                                                =========      =========      ========      =========      =========


(1) All field operations general and administrative expenses are included in operating expenses.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATING CONDENSED BALANCE SHEET
                             (Dollars in Thousands)

                                                                               December 31, 2002
                                              -----------------------------------------------------------------------
                                                 Parent     Guarantor    Non-Guarantor    Eliminations   Consolidated
                                                 ------     ---------    -------------    ------------   ------------
                    ASSETS
Current assets:
    Cash and cash equivalents                 $  43,254    $     6,218      $  2,510      $        --      $  51,982
    Accounts and notes receivable, net           81,551        100,400        19,080         (111,668)        89,363
    Rig materials and supplies                       --         17,161            --               --         17,161
    Other current assets                             --          8,567            27               37          8,631
                                              ---------    -----------      --------      -----------      ---------
                Total current assets            124,805        132,346        21,617         (111,631)       167,137
                                              ---------    -----------      --------      -----------      ---------

Property, plant and equipment, net                  151        614,088        40,633          (13,594)       641,278

Assets held for sale                                 --            896            --               --            896

Goodwill, net                                        --        115,983            --               --        115,983

Investment in subsidiaries and intercompany
advances                                        808,784        531,959        21,521       (1,362,264)            --
Other noncurrent assets                          12,556         15,440          (103)             138         28,031
                                              ---------    -----------      --------      -----------      ---------
                  Total assets                $ 946,296    $ 1,410,712      $ 83,668      $(1,487,351)     $ 953,325
                                              =========    ===========      ========      ===========      =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt         $   5,532    $       954      $     --      $        --      $   6,486
    Accounts payable and accrued liabilities     25,106        150,455         7,218         (132,037)        50,742
    Accrued income taxes                          1,069          3,278            --               --          4,347
                                              ---------    -----------      --------      -----------      ---------
                Total current liabilities        31,707        154,687         7,218         (132,037)        61,575
                                              ---------    -----------      --------      -----------      ---------

Long-term debt                                  583,444             --            --               --        583,444
Deferred income tax                             (45,473)        45,473            --               --             --
Other long-term liabilities                       1,409          6,271            --               --          7,680
Intercompany payables                            74,583        490,099        44,557         (609,239)            --

Stockholders' equity:
    Common stock                                 15,465         61,748           121          (61,869)        15,465
    Capital in excess of par value              434,998      1,024,953         5,330       (1,030,283)       434,998
    Accumulated other comprehensive income          664             --            --               --            664
    Accumulated deficit                        (150,501)      (372,519)       26,442          346,077       (150,501)
                                              ---------    -----------      --------      -----------      ---------
                Total stockholders' equity      300,626        714,182        31,893         (746,075)       300,626
                                              ---------    -----------      --------      -----------      ---------
              Total liabilities and
                  stockholders' equity         $946,296    $ 1,410,712      $ 83,668      $(1,487,351)     $ 953,325
                                              =========    ===========      ========      ===========      =========

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                       Year Ended December 31, 2002
                                                   ------------------------------------------------------------------
                                                   Parent    Guarantor   Non-Guarantor   Eliminations    Consolidated
                                                   ------    ---------   -------------   ------------    ------------
Cash flows from operating activities:
  Net income (loss)                              $(114,054)  $(110,982)     $  1,231       $ 109,751      $(114,054)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used) in operating
    activities:
    Depreciation and amortization                        1      64,776         3,299            (122)        67,954
    Gain on disposition of assets                      (15)     (8,049)            3           4,629         (3,432)
    Cumulative effect of change in accounting
      principle                                         --      73,144            --              --         73,144
    Provision for reduction in carrying value
      of certain assets                                 --       1,500            --              --          1,500
    Deferred income taxes                          (17,120)         --            --              --        (17,120)
    Discontinued operations                             --      30,549            --              --         30,549
    Expenses not requiring cash                      6,874       4,060            --          (4,889)         6,045
    Equity in net earnings of subsidiaries         113,980          --            --        (113,980)            --
    Change in operating assets and liabilities      28,477     (25,608)       (5,853)         (8,421)       (11,405)
                                                 ---------   ---------      --------       ---------      ---------

  Net cash provided by (used) in operating
    activities                                      18,143      29,390        (1,320)        (13,032)        33,181
                                                 ---------   ---------      --------       ---------      ---------
Cash flows from investing activities:
  Proceeds from the sale of assets                     144       6,307            --              --          6,451
  Capital expenditures (net of reimbursements)         (81)    (45,181)      (43,932)         44,013        (45,181)
                                                 ---------   ---------      --------       ---------      ---------

  Net cash provided by (used) in investing
    activities                                          63     (38,874)      (43,932)         44,013        (38,730)
                                                 ---------   ---------      --------       ---------      ---------
Cash flows from financing activities:
  Principal payments under debt obligations         (5,489)         --            --              --         (5,489)
  Proceeds from interest rate swap agreements        2,620          --            --              --          2,620
  Intercompany advances, net                       (23,020)      7,630        46,371         (30,981)            --
                                                 ---------   ---------      --------       ---------      ---------
  Net cash provided by (used) in financing
    activities                                     (25,889)      7,630        46,371         (30,981)        (2,869)
                                                 ---------   ---------      --------       ---------      ---------
Net change in cash and cash equivalents             (7,683)     (1,854)        1,119              --         (8,418)

Cash and cash equivalents at beginning of year      50,937       8,072         1,391              --         60,400
                                                 ---------   ---------      --------       ---------      ---------
Cash and cash equivalents at end of year         $  43,254   $   6,218      $  2,510       $      --      $  51,982
                                                 =========   =========      ========       =========      =========

Note 6 - Derivative Financial Instruments

     The Company is exposed to interest rate risk from its fixed-rate debt. The Company has hedged against a portion of the risk of changes in fair value associated with its $214.2 million 9.75% Senior Notes by entering into three fixed-to-variable interest rate swap agreements with a total notional amount of $150.0 million. The terms of the interest rate swap agreements are as follows:

     Months         Notional Amount    Fixed Rate       Floating Rate
     ------         ---------------    ----------       -------------
                                  (Dollars in Thousands)
December 2001 -
 November 2006          $50,000          9.75%          Three-month LIBOR
                                                        plus 446 basis points

January 2002 -
 November 2006          $50,000          9.75%          Three-month LIBOR
                                                        plus 475 basis points

January 2002 -
 November 2006          $50,000          9.75%          Three-month LIBOR
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

Note 7 - Income Taxes

      Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle is summarized below (dollars in thousands):

                     Year Ended December 31,
                --------------------------------
                  2002        2001        2000
                --------    --------    --------
United States   $(34,351)   $     19    $(19,931)
Foreign           16,236      12,395       3,455
                --------    --------    --------
                $(18,115)   $ 12,414    $(16,476)
                ========    ========    ========

Income tax expense (benefit) related to continuing operations is summarized as follows (dollars in thousands):

                          Year Ended December 31,
                      --------------------------------
                        2002        2001        2000
                      --------    --------    --------
Current:
    United States:
         Federal      $    104    $    530    $     --
         State              --          --          --
    Foreign             14,180      12,798      11,084

Deferred:
    United States:
         Federal       (17,120)     (1,846)    (10,988)
         State                         (53)       (314)
                      --------    --------    --------
                      $ (2,836)   $ 11,429    $   (218)
                      ========    ========    ========

      Total income tax expense (benefit) differs from the amount computed by multiplying income (loss) before income taxes by the U.S. federal income tax statutory rate. The reasons for this difference are as follows (dollars in thousands):

                                             Year Ended December 31,
                         --------------------------------------------------------------
                                2002                  2001                  2000
                         ------------------    ------------------    ------------------
                                     % of                  % of                  % of
                                    Pre-Tax               Pre-Tax               Pre-Tax
                          Amount    Income      Amount    Income      Amount    Income
                         -------    -------    -------    -------    -------    -------
Computed expected tax
    expense (benefit)    $(6,340)       (35%)  $ 4,345         35%   $(8,095)       (49%)
Foreign taxes, net of
    federal benefit        8,986         50%     8,319         67%     5,830         35%
Change in valuation
    allowance             (2,927)       (16%)   (9,593)       (77%)   (6,097)       (37%)
Foreign corporation
    income (loss)         (5,506)       (30%)    8,193         66%     6,582         41%
Permanent Differences      2,780         15%       509          4%       509          3%
Other                        171          1%      (344)        (3%)    1,053          6%
                         -------    -------    -------    -------    -------    -------
Actual tax expense
    (benefit)            $(2,836)       (15%)  $11,429         92%   $  (218)        (1%)
                         =======    =======    =======    =======    =======    =======

     The components of the Company's tax assets and (liabilities) as of December 31, 2002 and 2001 are shown below (dollars in thousands):

                                                                     December 31,
                                                                 --------------------
                                                                   2002        2001
                                                                 --------    --------
Deferred tax assets:
    Net operating loss carryforwards                             $ 49,529    $ 56,025
    Alternative minimum tax carryforwards                             401         983
    Reserves established against realization of certain assets      2,937       1,874
    Accruals not currently deductible for tax purposes              5,814       6,388
                                                                 --------    --------
                                                                   58,681      65,270

Deferred tax liabilities:
    Property, plant and equipment                                 (43,337)    (65,079)
    Goodwill                                                       (8,335)     (6,180)
    Unrealized gain on investments held for sale                       --        (227)
                                                                 --------    --------
Net deferred tax (liability) asset                                  7,009      (6,216)
Valuation allowance                                                (7,009)     (9,936)
                                                                 --------    --------
Deferred income tax liability                                    $     --    $(16,152)
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

      Information regarding the Company's stock option plans is summarized below:

                                         1994 Director Plan
                                        --------------------
                                                    Weighted
                                                    Average
                                                    Exercise
                                         Shares      Price
                                        --------    --------
Shares under option:
    Outstanding at December 31, 1999     200,000    $  8.431
    Granted                                   --          --
    Exercised                                 --          --
    Cancelled                                 --          --
                                        --------    --------
    Outstanding at December 31, 2000     200,000       8.431
    Granted                                   --          --
    Exercised                                 --          --
    Cancelled                                 --          --
                                        --------    --------
    Outstanding at December 31, 2001     200,000       8.431
    Granted                                   --          --
    Exercised                                 --          --
    Cancelled                                 --          --
                                        --------    --------
    Outstanding at December 31, 2002     200,000    $  8.431
                                        ========    ========

Note 8 - Common Stock and Stockholders' Equity (continued)

                                                        1994 Option Plan
                                        ------------------------------------------------
                                           Incentive Options      Non-Qualified Options
                                        ----------------------    ----------------------
                                                     Weighted                  Weighted
                                                      Average                   Average
                                                     Exercise                  Exercise
                                         Shares        Price       Shares        Price
                                        ---------    ---------    ---------    ---------
Shares under option:
    Outstanding at December 31, 1999      622,564    $   7.227    1,586,936    $   6.975
    Granted                                    --           --           --           --
    Exercised                                  --           --      (18,750)       2.250
    Cancelled                                  --           --           --           --
                                        ---------    ---------    ---------    ---------
    Outstanding at December 31, 2000      622,564        7.227    1,568,186        7.032
    Granted                                    --           --           --           --
    Exercised                             (17,000)       4.500       (1,250)       2.250
    Cancelled                                  --           --           --           --
                                        ---------    ---------    ---------    ---------
    Outstanding at December 31, 2001      605,564        7.303    1,566,936        7.036
    Granted                                    --           --           --           --
    Exercised                                  --           --           --           --
    Cancelled                                  --           --           --           --
                                        ---------    ---------    ---------    ---------
    Outstanding at December 31, 2002      605,564    $   7.303    1,566,936    $   7.036
                                        =========    =========    =========    =========

                                                         1997 Stock Plan
                                        ------------------------------------------------
                                          Incentive Options       Non-Qualified Options
                                        ----------------------    ----------------------
                                                     Weighted                  Weighted
                                                      Average                   Average
                                                     Exercise                  Exercise
                                         Shares        Price       Shares        Price
                                        ---------    ---------    ---------    ---------
Shares under option:
    Outstanding at December 31, 1999    2,794,125    $   8.038    2,065,575    $   6.523
    Granted                                50,000        5.938       15,000        5.062
    Exercised                             (92,094)       3.188      (24,370)       3.188
    Cancelled                             (30,130)       8.564       (2,870)       3.188
                                        ---------    ---------    ---------    ---------
    Outstanding at December 31, 2000    2,721,901        8.158    2,053,335        6.556
    Granted                                    --           --    1,485,000        5.167
    Exercised                            (137,061)       3.193      (31,915)       3.188
    Cancelled                                  --           --           --           --
                                        ---------    ---------    ---------    ---------
    Outstanding at December 31, 2001    2,584,840        8.421    3,506,420        6.000
    Granted                                    --           --    1,385,000        2.301
    Exercised                             (10,196)       3.188       (8,053)       3.188
    Cancelled                             (84,884)       9.020     (105,817)       6.391
                                        ---------    ---------    ---------    ---------
    Outstanding at December 31, 2002    2,489,760    $   8.422    4,777,550    $   4.924
                                        =========    =========    =========    =========

Note 8 - Common Stock and Stockholders' Equity (continued)

                                                                    Outstanding Options
                                                                  -----------------------
                                                                   Weighted
                                                                    Average      Weighted
                                                                   Remaining     Average
                                                     Number of    Contractual    Exercise
        Plan                    Exercise Prices       Shares         Life         Price
--------------------------    -------------------    ---------    -----------    --------
1994 Director Plan            $  3.281 - $  6.125       40,000     4.4 years     $  4.827
                              $  8.875 - $ 12.094      160,000     5.5 years     $  9.332
1994 Executive Option Plan
    Incentive option          $  4.500                 217,554     3.0 years     $  4.500
    Incentive option          $  8.875                 388,010     5.4 years     $  8.875
    Non-qualified             $  2.250                 434,946     3.0 years     $  2.250
    Non-qualified             $  8.875               1,131,990     5.4 years     $  8.875

1997 Stock Plan
    Incentive option          $  3.188 - $  5.938      791,430     3.4 years     $  3.362
    Incentive option          $  8.875 - $ 12.188    1,698,330     4.2 years     $ 10.780
    Non-qualified             $  2.240 - $  6.070    3,653,380     5.2 years     $  3.651
    Non-qualified             $  8.875 - $ 10.813    1,124,170     4.6 years     $  9.060


                                                      Exercisable Options
                                                     ---------------------
                                                                  Weighted
                                                                  Average
                                                     Number of    Exercise
        Plan                    Exercise Prices       Shares       Price
--------------------------    -------------------    ---------    --------
1994 Director Plan            $  3.281 - $  6.125       40,000    $  4.827
                              $  8.875 - $ 12.094      160,000    $  9.332
1994 Executive Option Plan
    Incentive option          $  4.500                 217,554    $  4.500
    Incentive option          $  8.875                 388,010    $  8.875
    Non-qualified             $  2.250                 434,946    $  2.250
    Non-qualified             $  8.875               1,131,990    $  8.875

1997 Stock Plan
    Incentive option          $  3.188 - $  5.938      778,930    $  3.321
    Incentive option          $  8.875 - $ 12.188    1,698,330    $ 10.780
    Non-qualified             $  2.240 - $  6.070    1,894,630    $  3.820
    Non-qualified             $  8.875 - $ 10.813    1,124,170    $  9.060

Note 8 - Common Stock and Stockholders' Equity (continued)

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

Note 8 - Common Stock and Stockholders' Equity (continued)

Stock Reserved For Issuance

      The following is a summary of common stock reserved for issuance:

                                            December 31,
                                      ------------------------
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

Note 9 - Reconciliation of Income and Number of Shares Used to Calculate Basic and Diluted Earnings Per Share (EPS)


                                    For the Year Ended December 31, 2002
                              -------------------------------------------------
                                  Loss            Shares           Per-Share
                               (Numerator)     (Denominator)        Amount
                              -------------    --------------    --------------
Basic EPS:
    Loss from continuing
     operations               $ (15,279,000)       92,444,773    $        (0.16)
    Discontinued operations,
     net of taxes               (25,631,000)                              (0.28)
    Cumulative effect
     of change in accounting
     principle                  (73,144,000)                              (0.79)
                              -------------                      --------------
    Net loss                  $(114,054,000)                     $        (1.23)
                              =============                      ==============

Effect of dilutive
  securities:
    Stock options                        --                --                --

Diluted EPS:
    Loss from continuing
     operations               $ (15,279,000)                     $        (0.16)
    Discontinued operations,
     net of taxes               (25,631,000)                              (0.28)
    Cumulative effect
     of change in accounting
     principle                  (73,144,000)                              (0.79)
                              -------------                      --------------
    Net loss                  $(114,054,000)                     $        (1.23)
                              =============                      ==============


                                    For the Year Ended December 31, 2001
                              -------------------------------------------------
                                  Loss            Shares           Per-Share
                               (Numerator)     (Denominator)        Amount
                              -------------    --------------    --------------
Basic EPS:
    Income from continuing
     operations               $     985,000        92,008,877    $         0.01
    Discontinued operations,
     net of taxes                10,074,000                                0.11
                              -------------                      --------------
    Net income                $  11,059,000                      $         0.12
                              =============                      ==============

Effect of dilutive
  securities:
    Stock options                        --           682,156                --

Diluted EPS:
    Income from continuing
     operations                     985,000        92,691,033              0.01
    Discontinued operations,
     net of taxes                10,074,000                                0.11
                              -------------                      --------------
    Net income plus assumed
       conversions            $  11,059,000                      $         0.12
                              =============                      ==============

Note 9 - Reconciliation of Income and Number of Shares Used to Calculate Basic and Diluted Earnings Per Share (EPS) (continued)

                                    For the Year Ended December 31, 2000
                              -------------------------------------------------
                                  Loss            Shares           Per-Share
                               (Numerator)     (Denominator)        Amount
                              -------------    --------------    --------------
Basic EPS:
    Loss from continuing
     operations               $ (16,258,000)       81,758,825    $        (0.20)
    Discontinued operations,
     net of taxes                (2,787,000)                              (0.03)
                              -------------                      --------------
    Net loss                  $ (19,045,000)                     $        (0.23)
                              =============                      ==============

Effect of dilutive
 securities:
    Stock options                        --                --                --

Diluted EPS:
    Loss from continuing
     operations                 (16,258,000)                              (0.20)
    Discontinued operations,
     net of taxes                (2,787,000)                              (0.03)
                              -------------                      --------------
    Net loss                  $ (19,045,000)                     $        (0.23)
                              =============                      ==============


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

                                                  Year Ended December 31,
                                             -----------------------------------
Operations by Industry Segment                 2002        2001         2000
------------------------------------------   ---------  -----------  -----------
                                                  (Dollars in Thousands)
Drilling and rental revenues:
   U.S. drilling                             $  74,181  $   114,377  $    85,539
   International drilling                      188,514      177,464      126,633
   Rental tools                                 47,510       65,629       42,833
                                             ---------  -----------  -----------
Total drilling and rental revenues             310,205      357,470      255,005
                                             ---------  -----------  -----------

Drilling and rental operating income:
   U.S. drilling                                 6,272       24,928        5,015
   International drilling                       38,587       34,892       12,497
   Rental tools                                 12,984       29,904       16,779
                                             ---------  -----------  -----------
Total drilling and rental operating income      57,843       89,724       34,291

Net construction contract operating income       2,462           --           --
General and administrative expense             (24,728)     (21,721)     (20,392)
Provision for reduction in
   carrying value of certain assets             (1,140)          --       (7,805)
Reorganization expense                              --       (7,500)          --
                                             ---------  -----------  -----------
Total operating income                          34,437       60,503        6,094

Interest expense                               (52,409)     (53,015)     (57,036)
Minority interest                                  278           --           --
Other income (expense) - net                      (421)       4,926       34,466
                                             ---------  -----------  -----------
Income (loss) before income taxes            $ (18,115) $    12,414  $   (16,476)
                                             =========  ===========  ===========

Identifiable assets:
   U.S. drilling                             $ 307,811  $   343,357  $   356,090
   International drilling                      418,665      424,022      412,839
   Rental tools                                 69,998       70,36      57,550
                                             ---------  -----------  -----------
Total identifiable assets                      796,474      837,744      826,479

Corporate assets                               156,851      268,033      280,940
                                             ---------  -----------  -----------
Total assets                                 $ 953,325  $ 1,105,777  $ 1,107,419
                                             =========  ===========  ===========

Note 11 - Business Segments (continued)


                                                    Year Ended December 31,
                                              ----------------------------------
    Operations by Industry Segment             2002          2001         2000
----------------------------------------      -------      --------      -------
                                                    (Dollars in Thousands)
Capital expenditures:
    U.S. drilling                             $ 6,248      $ 41,366      $22,221
    International drilling                     22,452        53,732       55,215
    Rental tools                               14,864        24,210       16,168
    Corporate                                   1,617         2,725        4,921
                                              -------      --------      -------
Total capital expenditures                    $45,181      $122,033      $98,525
                                              =======      ========      =======

Depreciation and amortization:
    U.S. drilling                             $19,029      $ 24,996      $25,195
    International drilling                     34,246        28,313       20,865
    Rental tools                               12,361        12,302       11,147
    Corporate                                   2,318         2,278          725
                                              -------      --------      -------
Total depreciation and amortization           $67,954      $ 67,889      $57,932
                                              =======      ========      =======

Note 11- Business Segments (continued)

                                                 Year Ended December 31,
                                         ---------------------------------------
Operations by Geographic Area               2002        2001            2000
--------------------------------------   ---------    -----------    -----------
                                                  (Dollars in Thousands)
Drilling and rental revenues:
   United States                         $ 121,691    $   180,006    $   128,372
   Asia Pacific                             38,294         32,246         15,373
   Africa and Middle East                   53,916         58,988         55,671
   CIS                                      96,304         86,230         55,589
                                         ---------    -----------    -----------
Total drilling and rental revenues         310,205        357,470        255,005
                                         ---------    -----------    -----------
Drilling and rental operating income
   (loss):
   United States                            19,256         54,832         21,795
   Latin America                              (968)            (4)          (155)
   Asia Pacific                             14,069         11,250         (1,947)
   Africa and Middle East                    9,340         11,832          8,409
   CIS                                      16,146         11,814          6,189
                                         ---------    -----------    -----------
Total drilling and rental operating
   income (loss)                            57,843         89,724         34,291
Net construction contract operating
   income                                    2,462             --             --
General and administrative expense         (24,728)       (21,721)       (20,392)
Provision for reduction in
   carrying value of certain assets         (1,140)            --         (7,805)
Reorganization expense                          --         (7,500)            --
                                         ---------    -----------    -----------
Total operating income                      34,437         60,503          6,094
Interest expense                           (52,409)       (53,015)       (57,036)
Minority interest                              278             --             --
Other income (expense) - net                  (421)         4,926         34,466
                                         ---------    -----------    -----------
Income (loss) before income taxes        $ (18,115)   $    12,414    $   (16,476)
                                         =========    ===========    ===========

Identifiable assets:
   United States                         $ 534,660    $   681,756    $   702,639
   Latin America                            88,985         93,722         93,896
   Asia Pacific                             46,385         39,963         41,602
   Africa and Middle East                   99,496         94,986        119,607
   CIS                                     183,799        195,350        149,675
                                         ---------    -----------    -----------
Total identifiable assets                $ 953,325    $ 1,105,777    $ 1,107,419
                                         =========    ===========    ===========

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

         2003                   $    3,317
         2004                        2,264
         2005                        2,037
         2006                        2,328
         2007                        1,315
         Thereafter                  2,145
                                ----------
            Total               $   13,406
                                ==========

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

Note 12 - Commitments and Contingencies (continued)

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

Note 15 - Selected Quarterly Financial Data (Unaudited)

                                                                           Quarter
                                     -----------------------------------------------------------------------------------
           Year 2002                    First            Second             Third            Fourth             Total
-------------------------------      -----------       -----------       -----------       -----------       -----------
                                                       (Dollars in Thousands Except Per Share Amounts)
Revenues                             $    77,228       $    75,333       $    79,759       $    77,885       $   310,205

Drilling and rental
    operating income                 $    13,758       $    10,932       $    16,961       $    16,192       $    57,843

Operating income                     $     8,099       $     5,359       $    10,494       $    10,485       $    34,437

Loss from continuing
    operations                       $    (1,793)      $    (7,672)      $      (176)      $    (5,638)      $   (15,279)

Discontinued operations,
    net of taxes                     $    (9,276)      $    (3,817)      $    (7,844)      $    (4,694)      $   (25,631)

Cumulative effect of change
    in accounting principle (2)      $   (73,144)      $        --       $        --       $        --       $   (73,144)

Net loss                             $   (84,213)      $   (11,489)      $    (8,020)      $   (10,332)      $  (114,054)

Basic loss per share:
Loss from continuing
    operations                       $     (0.02)      $     (0.08)      $     (0.00)      $     (0.06)      $     (0.16)
Discontinued operations,
    net of taxes                     $     (0.10)      $     (0.04)      $     (0.09)      $     (0.05)      $     (0.28)
Cumulative effect of change
    in accounting principle (2)      $     (0.79)      $        --       $        --       $        --       $     (0.79)
Net loss                             $     (0.91)      $     (0.12)      $     (0.09)      $     (0.11)      $     (1.23)

Diluted loss per share: (1)
Loss from continuing
    operations                       $     (0.02)      $     (0.08)      $     (0.00)      $     (0.06)      $     (0.16)
Discontinued operations,
    net of taxes                     $     (0.10)      $     (0.04)      $     (0.09)      $     (0.05)      $     (0.28)
Cumulative effect of change
    in accounting principle (2)      $     (0.79)      $        --       $        --       $        --       $     (0.79)
Net loss                             $     (0.91)      $     (0.12)      $     (0.09)      $     (0.11)      $     (1.23)

(1) As a result of shares issued during the year, earnings per share for the year's four quarters, which are based on weighted average shares outstanding during each quarter, do not equal the annual earnings per share, which is based on the weighted average shares outstanding during the year.

(2) The first quarter includes recognition of $73.1 million goodwill impairment related to the jackup and platform rigs resulting from the adoption of SFAS No. 142. The impairment provision was included in the second quarter Form 10-Q, retroactive to January 1, 2002.

Note 15 - Selected Quarterly Financial Data (continued) (Unaudited)

                                                                       Quarter
                                 -----------------------------------------------------------------------------------
           Year 2001                First            Second             Third            Fourth             Total
---------------------------      -----------       -----------       -----------       -----------       -----------
                                                   (Dollars in Thousands Except Per Share Amounts)
Revenues                         $    78,351       $    95,262       $    96,812       $    87,045       $   357,470

Drilling and rental
    operating income             $    17,498       $    25,257       $    26,196       $    20,773       $    89,724

Operating income                 $    12,627       $    15,054       $    18,965       $    13,857       $    60,503

Income (loss) from
    continuing operations        $    (3,708)      $    (5,769)      $      (507)      $    10,969       $       985

Discontinued operations,
    net of taxes                 $     5,232       $     8,461       $     3,532       $    (7,151)      $    10,074

Net income (2)                   $     1,524       $     2,692       $     3,025       $     3,818       $    11,059

Basic earnings (loss) per
    share: (1)
Income (loss) from
    continuing operations        $     (0.04)      $     (0.06)      $     (0.01)      $      0.12       $      0.01
Discontinued operations,
    net of taxes                 $      0.06       $      0.09       $      0.04       $     (0.08)      $      0.11
Net income                       $      0.02       $      0.03       $      0.03       $      0.04       $      0.12

Diluted earnings (loss) per
    share: (1)
Income (loss) from
    continuing operations        $     (0.04)      $     (0.06)      $     (0.01)      $      0.12       $      0.01
Discontinued operations,
    net of taxes                 $      0.06       $      0.09       $      0.04       $     (0.08)      $      0.11
Net income                       $      0.02       $      0.03       $      0.03       $      0.04       $      0.12

(1) As a result of shares issued during the year, earnings per share for the year's four quarters, which are based on weighted average shares outstanding during each quarter, do not equal the annual earnings per share, which is based on the weighted average shares outstanding during the year.

(2) The fourth quarter includes a $9.6 million deferred tax benefit resulting from a reversal of a valuation allowance. See Note 7.

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

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We will adopt this standard in 2003 and do not expect it to have a significant effect on our results of operations or our financial position. (See Note 17)

      In July 2002, the FASB issued SFAS No. 146, "Accounting For Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of this standard to have any impact on our financial position or results of operations.

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

Note 17 - Subsequent Event

      Discontinued Operations - In June 2003, the Company's board of directors approved a plan to sell its Latin American assets consisting of 17 land rigs and related inventory and spare parts and its Gulf of Mexico offshore assets consisting of seven jackup rigs and four platform rigs. The Company is actively marketing the assets through an independent broker and expects to complete the sales by the end of December, 2003. At June 30, 2003, the net book value of the assets to be sold exceeded the estimated fair value and as a result an impairment charge including estimated sales expenses has been recognized in the amount of $54.0 million. One Latin America land rig and related spare parts were sold to a third party for $1.8 million in July, 2003.

Note 17 - Subsequent Event (continued)

      The two operations that constitute this plan of disposition meet the requirements of discontinued operations under the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The consolidated financial statements have been restated to present the Latin America operations and the U.S. jackup and platform drilling operations as discontinued operations. The discontinued operations assets of $145.6 million at June 30, 2003 are mainly comprised of the estimated fair value of drilling rigs and related spare parts and supplies. The discontinued operations liabilities of $7.7 million at June 30, 2003 consist mainly of deferred revenue and estimated accrued costs to sell the assets. The prior periods presented have been reclassified to reflect the discontinued operations.

                                                            Year Ended December 31,
                                                    --------------------------------
                                                      2002       2001        2000
                                                    --------   ---------   ---------
                                                         (Dollars in Thousands)
Discontinued operations drilling revenues:
    U.S. jackup and platform drilling               $ 39,297   $  76,432   $  62,877
    Latin America drilling                            40,444      54,063      58,467
                                                    --------   ---------   ---------
Total discontinued operations drilling revenues     $ 79,741   $ 130,495   $ 121,344
                                                    ========   =========   =========

Discontinued operations operating income (loss):
    U.S. jackup and platform drilling               $  1,799   $  27,676   $  19,142
    Latin America drilling                            10,080      12,707      16,911
    Depreciation and amortization                    (30,549)    (29,370)    (27,128)
                                                    --------   ---------   ---------
Total discontinued operations operating
  income (loss)                                      (18,670)     11,013       8,925

    Other income (expense) - net                         535         220      (4,462)
    Provision for impairment of assets                  (360)         --        (495)
    Tax expense                                       (7,136)     (1,159)     (6,755)
                                                    --------   ---------   ---------
Income (loss) from discontinued operations          $(25,631)  $  10,074   $  (2,787)
                                                    ========   =========   =========

      During the first quarter of 2003, the Company adopted SFAS No. 145. Pursuant to the provisions of SFAS No. 145, the Company reclassified the $6.2 million gain on early retirement of debt recognized in 2001 from an extraordinary gain to an ordinary gain (other income) and included the related deferred income taxes of $2.2 million in income tax expense.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    This item is not applicable to the Company in that disclosure is required under Regulation S-X by the Securities and Exchange Commission only if the Company had changed independent auditors and, if it had, only under certain circumstances.


Item 9A. CONTROLS AND PROCEDURES

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

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is shown in Item 4A "Executive Officers" and hereby incorporated by reference from the information appearing under the captions "Proposal One - Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders held April 30, 2003. The Company's definitive proxy was filed on March 26, 2003 with the Securities and Exchange Commission ("Commission").


Item 11. EXECUTIVE COMPENSATION

      Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulations S-K, the information contained in the Company's proxy statement under the sub-heading "Compensation Committee Report on Executive Compensation" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K/A:


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item is hereby incorporated by reference from the information appearing under the captions "Principal Stockholders and Security Ownership of Management" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for the Annual Meeting of Stockholders held April 30, 2003. The Company's definitive proxy was filed on March 26, 2003 with the Commission.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is hereby incorporated by reference to such information appearing under the caption "Other Information" and "Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders held April 30, 2003. The Company's definitive proxy was filed on March 26, 2003 with the Commission.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements of Parker Drilling Company and subsidiaries which are included in Part II, Item 8:

                                                                            PAGE
Report of Independent Accountants                                             36

Consolidated Statement of Operations for the years ended
      December 31, 2002, 2001 and 2000                                        37

Consolidated Balance Sheet as of December 31, 2002 and 2001                   38

Consolidated Statement of Cash Flows for the years ended
      December 31, 2002, 2001 and 2000                                        40

Consolidated Statement of Stockholders' Equity for the years
      ended December 31, 2002, 2001 and 2000                                  42

Notes to the Consolidated Financial Statements                                43


                                                                            PAGE
                                                                            ----
         (2)   Financial Statement Schedule:
               Schedule II - Valuation and qualifying accounts               87

(3) Exhibits:

         EXHIBIT NUMBER                       DESCRIPTION
         --------------   ------------------------------------------------------
                 3(a)** - Corrected Restated Certificate of Incorporation of the
                          Company, as amended on September 21, 1998
                          (incorporated by reference to Exhibit 3(c) to the
                          Company's Annual Report on Form 10-K for the fiscal
                          year ended August 31, 1998).

                 3(b)** - Rights Agreement dated as of July 14, 1998 between the
                          Company and Norwest Bank Minnesota, N.A., as rights agent (incorporated by reference to Form 8-A filed
                          July 15, 1998.)

                 3(c)** - Amendment No. 1 to the Rights Agreement dated as of
                          September 22, 1998 between the Company and Norwest
                          Bank Minnesota, N.A., as rights agent.

                 3(d)** - By-laws of the Company, as amended January 31, 2003.

                 4(a)** - Indenture dated as of March 11, 1998 among the

         EXHIBIT NUMBER                       DESCRIPTION
         --------------   ------------------------------------------------------
                          Company, as issuer, certain Subsidiary Guarantors (as
                          defined therein) and Chase Bank of Texas, National
                          Association, as Trustee (incorporated by reference to
                          Exhibit 4.5 to the Company's S-4 Registration
                          Statement No. 333-49089 dated April 1, 1998).

                4(b)**  - Indenture dated as of July 25, 1997, between the
                          Company and Chase B Bank of Texas, National
                          Association, f/k/a Texas Commerce Bank National
                          Association, as Trustee, respecting 5 1/2% Convertible
                          Subordinated Notes due 2004 (incorporated by reference to Exhibit 4.7 to the Company's S-3 Registration
                          Statement No. 333-30711).

                4(c)**  - Loan and Security Agreement dated as of October 22,
                          1999, between the Company and Bank of America, National Association, as agent for the lenders, regarding the $50.0 million revolving line of credit for loans and letters of credit due October 22, 2003
                          (incorporated by reference to Exhibit 4(c) to the Annual Report on Form 10-K for the year ended December
                          31, 2000).

                4(d)**  - Indenture dated as of May 2, 2002 between the Company and JPMorgan Chase Bank, as Trustee, respecting the 10.125% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the Company's S-4
                          Registration Statement No. 333-91708).

                4.1***  - First Supplemental Indenture dated as of May 3, 2000 between the Company and Chase Bank of Texas, National
                          Association as Trustee, Respecting 9 3/4% Senior Notes
                          Due 2006.

                4.2***  - Second Supplemental Indenture dated as of June 5, 2001 between the Company and Chase Bank of Texas, National
                          Association, as Trustee, respecting 9 3/4% Senior
                          Notes Due 2006.

                4.3***  - Fifth Supplemental Indenture dated as of February 1,
                          2003 between the Company and Chase Bank of Texas
                          National Association as Trustee, respecting 9 3/4%
                          Senior Notes Due 2006.

               10(a)**  - Amended and Restated Parker Drilling Company Stock
                          Bonus Plan, effective as of January 1, 1999
                          (incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999).*

               10(b)**  - 1994 Parker Drilling Company Deferred Compensation
                          Plan (incorporated herein by reference to Exhibit
                          10(h) to Annual Report on Form 10-K for the year ended
                          August 31, 1995).*

               10(c)**  - 1994 Non-Employee Director Stock Option Plan
                          (incorporated herein by reference to Exhibit 10(i) to Annual Report on Form 10-K for the year ended August
                          31, 1995).*

               10(d)**  - 1994 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10(j) to Annual Report on Form
                          10-K for the year ended August 31, 1995).*

               10(e)**  - Third amended and restated 1997 Stock Plan effective
                          July 24, 2002.*


         EXHIBIT NUMBER                       DESCRIPTION
         --------------   ------------------------------------------------------
             10(f)**    - Waiver, Release and Confidentiality Agreement entered
                          into between James W. Linn and Parker Drilling Company
                          dated July 17, 2001 (incorporated by reference to
                          Exhibit 10(f) to Annual Report on Form 10-K for the
                          year ended December 31, 2001).*

             10(g)**    - Form of Indemnification Agreement entered into between
                          Parker Drilling Company and each director and
                          executive officer of Parker Drilling Company, dated on
                          or about October 15, 2002.*

             10(h)**    - Form of Employment Agreement entered into between
                          Parker Drilling Company and each executive officer of
                          Parker Drilling Company, effective as of November 2,
                          2002.*

             10(i)**    - Separation Agreement and Release entered into between
                          James Davis and Parker Drilling Company effective
                          September 26, 2002.*

             21**       - Subsidiaries of the Registrant.

             23***      - Consent of Independent Accountants.

             31.1***    - Robert L. Parker Jr., President and Chief Executive
                          Officer, Certification pursuant to Section 302 of the
                          Sarbanes-Oxley Act of 2002.

             31.2***    - James W. Whalen, Senior Vice President and Chief
                          Financial Officer, Certification pursuant to Section
                          302 of the Sarbanes-Oxley Act of 2002.

             32.1***    - Robert L. Parker Jr., President and Chief Executive
                          Officer, Certification pursuant to Section 906 of the
                          Sarbanes-Oxley Act of 2002.

             32.2***    - James W. Whalen, Senior Vice President and Chief
                          Financial Officer, Certification pursuant to Section
                          906 of the Sarbanes-Oxley Act of 2002.

  * Management Contract, Compensatory Plan or Agreement

 ** Previously filed in Form 10-K.

*** Furnished with this Form 10-K/A.

      (b) Reports on Form 8-K: None.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)

                 COLUMN A                COLUMN B    COLUMN C    COLUMN D     COLUMN E
-------------------------------------   ----------  ----------  ----------   ----------
                                         BALANCE     CHARGED                  BALANCE
                                            AT       TO COST                   AT END
                                        BEGINNING      AND                       OF
              CLASSIFICATIONS           OF PERIOD    EXPENSES   DEDUCTIONS     PERIOD
-------------------------------------   ----------  ----------  ----------   ----------
Year ended December 31, 2002:
      Allowance for doubtful accounts
         and notes                      $    2,988  $    1,904  $      129   $    4,763
      Reduction in carrying value of
         rig materials and supplies     $    2,406  $    2,400  $    1,363   $    3,443
      Deferred tax valuation
         allowance                      $    9,936  $   (2,927) $       --   $    7,009
Year ended December 31, 2001:
      Allowance for doubtful accounts
          and notes                     $    3,755  $      360  $    1,127   $    2,988
      Reduction in carrying value of
         rig materials and supplies     $    2,491  $    1,455  $    1,540   $    2,406
      Deferred tax valuation
         allowance                      $   24,939  $   (9,593) $    5,410   $    9,936
Year ended December 31, 2000:
      Allowance for doubtful accounts
         and notes                      $    5,677  $      860  $    2,782   $    3,755
      Reduction in carrying value of
         rig materials and supplies     $    1,539  $      780  $     (172)  $    2,491
      Deferred tax valuation
         allowance                      $   39,109  $   (6,097) $    8,073   $   24,939

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     PARKER DRILLING COMPANY

                     By   /s/ Robert L. Parker Jr.      Date: September 25, 2003
                       -----------------------------
                          Robert L. Parker Jr.
                          President and Chief Executive Officer and Director


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

                  SIGNATURE                                         TITLE                               DATE
                  ---------                                         -----                               ----
By:        /s/ Robert L. Parker                Chairman of the Board and Director                September 25, 2003
   --------------------------------------
             Robert L. Parker

By:      /s/ Robert L. Parker Jr.              President and Chief Executive                     September 25, 2003
   --------------------------------------      Officer and Director
           Robert L. Parker Jr.                (Principal Executive Officer)

By:         /s/ James W. Whalen                Senior Vice President and                         September 25, 2003
   --------------------------------------      Chief Financial Officer
              James W. Whalen                  (Principal Financial Officer)

By:         /s/ Robert F. Nash                 Senior Vice President and                         September 25, 2003
   --------------------------------------      Chief Operating Officer
              Robert F. Nash

By:       /s/ W. Kirk Brassfield               Vice President and                                September 25, 2003
   --------------------------------------      Corporate Controller
            W. Kirk Brassfield                 (Principal Accounting Officer)

By:         /s/ James E. Barnes                Director                                          September 25, 2003
   --------------------------------------
              James E. Barnes

By:     /s/ Bernard J. Duroc-Danner            Director                                          September 25, 2003
   --------------------------------------
          Bernard J. Duroc-Danner

By:          /s/ David L. Fist                 Director                                          September 25, 2003
   --------------------------------------
               David L. Fist

By:       /s/ Dr. Robert M. Gates              Director                                          September 25, 2003
   --------------------------------------
            Dr. Robert M. Gates

By:         /s/ John W. Gibson                 Director                                          September 25, 2003
   --------------------------------------
              John W. Gibson

By:         /s/ Simon G. Kukes                 Director                                          September 25, 2003
   --------------------------------------
              Simon G. Kukes

By:          /s/ James W. Linn                 Director                                          September 25, 2003
   --------------------------------------
               James W. Linn

By:      /s/ R. Rudolph Reinfrank              Director                                          September 25, 2003
   --------------------------------------
           R. Rudolph Reinfrank

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                               DESCRIPTION
       ---------          ------------------------------------------------------
        4.1***    -       First Supplemental Indenture dated as of May 3, 2000
                          between the Company and Chase Bank of Texas, National
                          Association as Trustee, Respecting 9 3/4% Senior Notes
                          Due 2006

        4.2***    -       Second Supplemental Indenture dated as of June 5, 2001
                          between the Company and Chase Bank of Texas, National
                          Association, as Trustee, respecting 9 3/4% Senior
                          Notes Due 2006.

        4.3***    -       Fifth Supplemental Indenture dated as of February 1,
                          2003 between the Company and Chase Bank of Texas
                          National Association as Trustee, respecting 9 3/4%
                          Senior Notes Due 2006.

        23***     -       Consent of Independent Accountants.

        31.1***   -       Robert L. Parker Jr., President and Chief Executive
                          Officer, Certification pursuant to Section 302 of the
                          Sarbanes-Oxley Act of 2002.

        31.2***   -       James W. Whalen, Senior Vice President and Chief
                          Financial Officer, Certification pursuant to Section
                          302 of the Sarbanes-Oxley Act of 2002.

        32.1***   -       Robert L. Parker Jr., President and Chief Executive
                          Officer, Certification pursuant to Section 906 of the
                          Sarbanes-Oxley Act of 2002.

        32.2***   -       James W. Whalen, Senior Vice President and Chief
                          Financial Officer, Certification pursuant to Section
                          906 of the Sarbanes-Oxley Act of 2002.

------------------

            ***  -  Furnished with this Form 10-K/A.