Form 10-Q
period 2003-09-30
PARKER DRILLING CO /DE/
filed 2003-11-13
CIK 76321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
    [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

    [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM                   TO
                                           -----------------   ------

                          COMMISSION FILE NUMBER 1-7573

                             PARKER DRILLING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      73-0618660
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              1401 Enclave Parkway, Suite 600, Houston, Texas 77077
              -----------------------------------------------------
            (Address of principal executive offices)        (zip code)

                                 (281) 406-2000
              -----------------------------------------------------
               Registrant's telephone number, including area code

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
 Yes [X] No [ ]

         As of October 31, 2003, 94,012,123 common shares were outstanding.

                             PARKER DRILLING COMPANY

                                      INDEX

                                                                                                 Page No.
Part  I.    Financial Information                                                                      2

            Item 1.  Financial Statements                                                              2

            Consolidated Condensed Balance Sheets (Unaudited)
             September 30, 2003 and December 31, 2002                                                  2

            Consolidated Condensed Statements of Operations (Unaudited)
             Three and Nine Months Ended September 30, 2003 and 2002                                   3

            Consolidated Condensed Statements of Cash Flows (Unaudited)
             Nine Months Ended September 30, 2003 and 2002                                             4

            Notes to Unaudited Consolidated Condensed
             Financial Statements                                                                 5 - 20

            Report of Independent Accountants                                                         21

            Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                   22-36

            Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       37

            Item 4.  Controls and Procedures                                                          37

Part II.    Other Information                                                                         37

            Item 1.  Legal Proceedings                                                                37

            Item 2.  Changes in Securities and Use of Proceeds                                        37

            Item 3.  Defaults Upon Senior Securities                                                  37

            Item 4.  Submission of Matters to a Vote of Security Holders                              38

            Item 5.  Other Information                                                                38

            Item 6. Exhibits and Reports on Form 8-K                                                  38

            Signatures                                                                                39


                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                September 30,      December 31,
                                                                                    2003               2002
                                                                                -------------     -------------
                             ASSETS
Current Assets:
       Cash and cash equivalents                                                $      81,409     $      51,982
       Accounts and notes receivable, net                                              78,437            89,363
       Rig materials and supplies                                                       9,172            17,161
       Other current assets                                                             3,225             8,631
                                                                                -------------     -------------
                 Total current assets                                                 172,243           167,137
                                                                                -------------     -------------
Property, plant and equipment less
       accumulated depreciation and amortization of $432,536
       at September 30, 2003 and $604,813 at December 31, 2002                        406,648           641,278

Assets held for sale                                                                  148,064               896

Goodwill, net of accumulated amortization of $108,412 at
       September 30, 2003 and December 31, 2002                                       115,983           115,983

Other noncurrent assets                                                                21,826            28,031
                                                                                -------------     -------------
                 Total assets                                                   $     864,764     $     953,325
                                                                                =============     =============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Current portion of long-term debt                                        $      65,672     $       6,486
       Accounts payable and accrued liabilities                                        62,659            50,742
       Accrued income taxes                                                            10,152             4,347
                                                                                -------------     -------------
                 Total current liabilities                                            138,483            61,575
                                                                                -------------     -------------
Long-term debt                                                                        503,688           583,444
Discontinued operations                                                                 7,072                 -
Other long-term liabilities                                                            11,021             7,680
Contingencies (Note 7)                                                                      -                 -
Stockholders' equity:
       Common stock                                                                    15,669            15,465
       Capital in excess of par value                                                 435,992           434,998
       Accumulated other comprehensive income - net unrealized
                 gain on investments available for sale                                   605               664
       Accumulated deficit                                                           (247,766)         (150,501)
                                                                                -------------     -------------
                 Total stockholders' equity                                           204,500           300,626
                                                                                -------------     -------------
                               Total liabilities and stockholders' equity       $     864,764     $     953,325
                                                                                =============     =============

See accompanying notes to unaudited consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                              Three Months Ended September 30,    Nine Months Ended September 30,
                                                              --------------------------------    -------------------------------
                                                                   2003              2002              2003              2002
                                                              -------------     --------------    -------------     -------------
Drilling and rental revenues:
        U.S. drilling                                         $      13,872     $       21,550    $      49,593     $      56,695
        International drilling                                       49,090             53,845          138,893           163,208
        Rental tools                                                 14,054             11,852           40,366            37,206
                                                              -------------     --------------    -------------     -------------
Total drilling and rental revenues                                   77,016             87,247          228,852           257,109
                                                              -------------     --------------    -------------     -------------
Drilling and rental operating expenses:
        U.S. drilling                                                11,964             13,977           37,466            39,508
        International drilling                                       33,232             33,895           96,220           109,060
        Rental tools                                                  5,860              5,255           16,868            16,650
        Depreciation and amortization                                17,393             17,159           51,791            50,240
                                                              -------------     --------------    -------------     -------------
Total drilling and rental operating expenses                         68,449             70,286          202,345           215,458
                                                              -------------     --------------    -------------     -------------
Drilling and rental operating income                                  8,567             16,961           26,507            41,651
                                                              -------------     --------------    -------------     -------------
Construction contract revenue                                         1,061             17,285            7,030            81,948
Construction contract expense                                            61             16,515            5,030            79,924
                                                              -------------     --------------    -------------     -------------
Construction contract operating income (Note 6)                       1,000                770            2,000             2,024
                                                              -------------     --------------    -------------     -------------
General and administrative expense                                   (4,079)            (6,097)         (14,485)          (18,583)
Provision for doubtful accounts                                           -             (1,140)               -            (1,140)
Gain on disposition of assets, net                                      405              1,581              963             2,781
                                                              -------------     --------------    -------------     -------------
Total operating income                                                5,893             12,075           14,985            26,733
                                                              -------------     --------------    -------------     -------------
Other income and (expense):
        Interest expense                                            (13,152)           (13,312)         (39,901)          (38,409)
        Other income (expense) - net                                    551               (282)           1,642            (4,063)
                                                              -------------     --------------    -------------     -------------
Total other income and (expense)                                    (12,601)           (13,594)         (38,259)          (42,472)
                                                              -------------     --------------    -------------     -------------
Loss before income taxes                                             (6,708)            (1,519)         (23,274)          (15,739)
Income tax expense (benefit):
        Current                                                       3,905              2,657           11,646             7,602
        Deferred                                                          -             (4,000)               -           (13,700)
                                                              -------------     --------------    -------------     -------------
Income tax expense (benefit)                                          3,905             (1,343)          11,646            (6,098)
                                                              -------------     --------------    -------------     -------------
Loss from continuing operations                                     (10,613)              (176)         (34,920)           (9,641)
Discontinued operations, net of taxes                                 3,957             (7,844)         (62,345)          (20,937)
Cumulative effect of change in accounting principle                       -                  -                -           (73,144)
                                                              -------------     --------------    -------------     -------------
Net loss                                                      $      (6,656)    $       (8,020)   $     (97,265)    $    (103,722)
                                                              =============     ==============    =============     =============

Loss per share - basic and diluted:
        Loss from continuing operations                       $       (0.11)    $        (0.00)   $       (0.37)    $       (0.10)
        Discontinued operations, net of taxes                 $        0.04     $        (0.09)   $       (0.67)    $       (0.23)
        Cumulative effect of change in accounting principle   $           -     $            -    $           -     $       (0.79)
        Net loss                                              $       (0.07)    $        (0.09)   $       (1.04)    $       (1.12)

Number of common shares used in computing
            earnings per share:
        Basic and diluted                                        93,728,825         92,510,985       93,198,996        92,365,791

See accompanying notes to unaudited consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                     2003              2002
                                                                                -------------     -------------
Cash flows from operating activities:
     Net loss                                                                   $     (97,265)    $    (103,722)
     Adjustments to reconcile net loss
            to net cash provided by (used in) operating activities:
                Depreciation and amortization                                          51,791            50,240
                Gain on disposition of assets                                            (963)           (2,781)
                Cumulative effect of change in accounting principle                         -            73,144
                Expenses not requiring cash                                             3,807             6,130
                Deferred income taxes                                                       -           (13,700)
                Discontinued operations                                                68,574            22,387
                Change in operating assets and liabilities                             42,297           (24,682)
                                                                                -------------     -------------
     Net cash provided by operating activities                                         68,241             7,016
                                                                                -------------     -------------
Cash flows from investing activities:
     Capital expenditures                                                             (23,843)          (39,238)
     Proceeds from the sale of equipment                                                5,092             5,459
                                                                                -------------     -------------
     Net cash used in investing activities                                            (18,751)          (33,779)
                                                                                -------------     -------------
Cash flows from financing activities:
     Principal payments under debt obligations                                        (20,063)           (3,887)
     Proceeds from interest rate swap settlement (Note 9)                                   -             2,620
                                                                                -------------     -------------
     Net cash used in financing activities                                            (20,063)           (1,267)
                                                                                -------------     -------------
Net change in cash and cash equivalents                                                29,427           (28,030)
Cash and cash equivalents at beginning of period                                       51,982            60,400
                                                                                -------------     -------------
Cash and cash equivalents at end of period                                      $      81,409     $      32,370
                                                                                =============     =============
Supplemental cash flow information:
     Interest paid                                                              $      30,607     $      29,172
     Income taxes paid                                                          $      13,799     $      14,917

Supplemental noncash investing activity:
     Net unrealized loss on investments available
            for sale (net of taxes $0 in 2003 and $46 in 2002)                  $         (59)    $         (82)

     Capital lease obligation                                                   $       1,004     $           -

See accompanying notes to unaudited consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. General - In the opinion of the management of Parker Drilling Company (the "Company"), the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of September 30, 2003 and December 31, 2002, (2) the results of operations for the three and nine months ended September 30, 2003 and 2002, and (3) cash flows for the nine months ended September 30, 2003 and 2002. Results for the nine months ended September 30, 2003 are not necessarily indicative of the results that will be realized for the year ending December 31, 2003. The financial statements should be read in conjunction with the Company's Form 10-K/A for the year ended December 31, 2002.

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

     Stock-Based Compensation - The Company's stock-based employee compensation plans are accounted for under the recognition and measurement principles of the Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                                            --------------------------------    -------------------------------
                                                                 2003              2002              2003              2002
                                                            -------------     -------------     -------------     -------------
                                                                     (Dollars in Thousands, Except Per Share Amounts)
Net loss                                                    $      (6,656)    $      (8,020)    $     (97,265)    $    (103,722)

Stock-based compensation expense
       determined under fair value method                            (272)             (261)           (1,011)           (2,048)
                                                            -------------     -------------     -------------     -------------

Pro forma net loss                                          $      (6,928)    $      (8,281)    $     (98,276)    $    (105,770)
                                                            =============     =============     =============     =============
Loss per share - basic and diluted:
        Net loss as reported                                $       (0.07)    $       (0.09)    $       (1.04)    $       (1.12)
        Net loss pro forma                                  $       (0.07)    $       (0.09)    $       (1.05)    $       (1.15)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2003 and 2002: no dividend yield; expected volatility of 52.5%; risk-free interest rate ranged from 2.94% to 2.96% and 4.48% to 4.88%, respectively; and expected lives of options, 5-7 years.

2. Earnings Per Share-

                                                                  For the Three Months Ended September 30, 2003
                                                             ------------------------------------------------------
                                                              Income (Loss)          Shares            Per Share
                                                               (Numerator)       (Denominator)          Amount
                                                             --------------      --------------      --------------
Basic and diluted EPS:
Loss from continuing operations                              $  (10,613,000)         93,728,825      $        (0.11)

Discontinued operations, net of taxes                             3,957,000                                    0.04
                                                             --------------                          --------------
Net loss                                                     $   (6,656,000)                         $        (0.07)
                                                             ==============                          ==============

                                                                  For the Nine Months Ended September 30, 2003
                                                             ------------------------------------------------------
                                                                  Loss               Shares            Per Share
                                                              (Numerator)         (Denominator)          Amount
                                                             --------------      --------------      --------------
Basic and diluted EPS:
Loss from continuing operations                              $  (34,920,000)         93,198,996      $        (0.37)

Discontinued operations, net of taxes                           (62,345,000)                                  (0.67)
                                                             --------------                          --------------
Net loss                                                     $  (97,265,000)                         $        (1.04)
                                                             ==============                          ==============

                                                                  For the Three Months Ended September 30, 2002
                                                             ------------------------------------------------------
                                                                  Loss               Shares            Per Share
                                                              (Numerator)         (Denominator)          Amount
                                                             --------------      --------------      --------------
Basic and diluted EPS:
Loss from continuing operations                              $     (176,000)         92,510,985      $        (0.00)

Discontinued operations, net of taxes                            (7,844,000)                                  (0.09)
                                                             --------------                          --------------
Net loss                                                     $   (8,020,000)                         $        (0.09)
                                                             ==============                          ==============

                                                                  For the Nine Months Ended September 30, 2002
                                                             ------------------------------------------------------
                                                                  Loss               Shares            Per Share
                                                              (Numerator)         (Denominator)          Amount
                                                             --------------      --------------      --------------
Basic and diluted EPS:
Loss from continuing operations                              $   (9,641,000)         92,365,791      $        (0.10)

Discontinued operations, net of taxes                           (20,937,000)                                  (0.23)

Cumulative effect of change in accounting principle             (73,144,000)                                  (0.79)
                                                             --------------                          --------------
Net loss                                                     $ (103,722,000)                         $        (1.12)
                                                             ==============                          ==============

     The Company has outstanding $109,706,000 of 5.5% convertible subordinated notes which are convertible into 7,128,395 shares of common stock at $15.39 per share. The notes have been outstanding since their issuance in July 1997 but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. For the three and nine months ended September 30, 2003, options to purchase 9,902,809 shares of common stock at prices ranging from $1.96 to $12.19, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the period. For the three and nine months ended September 30, 2002, options to purchase 9,888,561 shares of common stock at prices ranging from $2.24 to $12.1875, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the period.

3. Business Segments - The primary services the Company provides are as follows: U.S. drilling, international drilling and rental tools. Information regarding the Company's operations by industry segment for the three and nine months ended September 30, 2003 and 2002 is as follows (dollars in thousands):

                                                             Three Months Ended September 30,    Nine Months Ended September 30,
                                                             --------------------------------    -------------------------------
                                                                  2003              2002              2003              2002
                                                             -------------     --------------    -------------     -------------
Drilling and rental revenues:
       U.S. drilling                                         $      13,872     $       21,550    $      49,593     $      56,695
       International drilling                                       49,090             53,845          138,893           163,208
       Rental tools                                                 14,054             11,852           40,366            37,206
                                                             -------------     --------------    -------------     -------------
Total drilling and rental revenues                                  77,016             87,247          228,852           257,109
                                                             -------------     --------------    -------------     -------------

Drilling and rental operating income:
       U.S. drilling                                                (3,307)             2,649           (2,867)            2,670
       International drilling                                        7,168             11,103           15,956            27,801
       Rental tools                                                  4,706              3,209           13,418            11,180
                                                             -------------     --------------    -------------     -------------
Total drilling and rental operating income                           8,567             16,961           26,507            41,651

Construction contract operating income                               1,000                770            2,000             2,024
General and administrative expense                                  (4,079)            (6,097)         (14,485)          (18,583)
Provision for doubtful accounts                                          -             (1,140)               -            (1,140)
Gain on disposition of assets, net                                     405              1,581              963             2,781
                                                             -------------     --------------    -------------     -------------

Total operating income                                               5,893             12,075           14,985            26,733

Interest expense                                                   (13,152)           (13,312)         (39,901)          (38,409)
Other income (expense) - net                                           551               (282)           1,642            (4,063)
                                                             -------------     --------------    -------------     -------------

Loss before income taxes                                     $      (6,708)    $       (1,519)   $     (23,274)    $     (15,739)
                                                             =============     ==============    =============     =============

4. Discontinued Operations - In June 2003, the Company's board of directors approved a plan to sell its Latin American assets consisting of 17 land rigs and related inventory and spare parts and its U.S. offshore assets consisting of seven jackup rigs and four platform rigs. The Company is actively marketing the assets through an independent broker. At June 30, 2003, the net book value of the assets to be sold exceeded the estimated fair value and as a result an impairment charge including estimated sales expenses was recognized in the second quarter of 2003 in the amount of $54.0 million. One Latin America land rig and related spare parts was sold for $1.8 million in July, 2003.

     The operations in Latin America and the U.S. that utilize the assets included in this plan of disposition meet the requirements of discontinued operations under the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The consolidated financial statements have been restated to present the Latin America operations and the U.S. jackup and platform drilling operations as discontinued operations. The assets of these discontinued operations are mainly comprised of the estimated fair value of drilling rigs and related spare parts and supplies. The liabilities of these discontinued operations consist mainly of deferred revenue and estimated accrued costs to sell the assets.

                                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                                            --------------------------------    -------------------------------
                                                                 2003              2002             2003              2002
                                                            -------------     --------------    -------------     -------------
                                                                                   (Dollars in Thousands)
Discontinued operations drilling revenues:
    U.S. jackup and platform drilling                       $      13,108     $       12,621    $      35,428     $      29,641
    Latin America drilling                                          5,860              8,976           18,201            35,948
                                                            -------------     --------------    -------------     -------------
Total discontinued operations drilling revenues                    18,968             21,597           53,629            65,589
                                                            -------------     --------------    -------------     -------------
Discontinued operations operating income (loss)
    U.S. jackup and platform drilling (1)                           2,127              1,434            3,666              (243)
    Latin America drilling (1)                                      1,692              2,086            3,166             9,043
    Depreciation and amortization                                       -             (7,894)         (14,629)          (22,796)
                                                            -------------     --------------    -------------     -------------
Total discontinued operations operating income (loss) (2)           3,819             (4,374)          (7,797)          (13,996)
    Other income - net                                               (853)               134             (558)              568
    Provision for impairment of assets                                  -               (360)         (53,968)             (360)
    Tax benefit (expense)                                             991             (3,244)             (22)           (7,149)
                                                            -------------     --------------    -------------     -------------
Income (loss) from discontinued operations                  $       3,957     $       (7,844)   $     (62,345)    $     (20,937)
                                                            =============     ==============    =============     =============

(1) Drilling gross margin - drilling revenues less direct drilling operating expenses, excluding depreciation and amortization expense.

(2) Drilling operating income (loss) - drilling revenues less direct drilling operating expenses, including depreciation and amortization expense.

5. Reclassifications - Effective in 2003 the Company changed its accounting for reimbursable costs. In prior years, the Company netted the reimbursement with the cost in the Statement of Operations. Beginning in 2003 the Company has recorded the reimbursements as operating revenues and the costs in operating expense. There is no effect on total operating income. The prior periods presented have been reclassified to conform to the current presentation. The effect of making this change was an increase in both total drilling and rental revenues and total drilling and rental operating expenses of $19.5 million and $24.8 million for the nine months ended September 30, 2003 and 2002, respectively and $7.0 million and $7.5 million for the three months ended September 30, 2003 and 2002, respectively.

6. Construction Contract - The Company historically only constructed drilling rigs for its own use. At the request of one of its significant customers, the Company entered into a contract to design, construct, mobilize and sell ("construction contract") a specialized drilling rig to drill extended reach wells to offshore targets from a land-based location on Sakhalin Island, Russia, for an international consortium of oil and gas companies. The Company also entered into a contract to subsequently operate the rig on behalf of the consortium. Generally Accepted Accounting Principles ("GAAP") requires that revenues received and costs incurred related to the construction contract be accounted for and reported on a gross basis and income for the related fees should be recognized on a percentage of completion basis. Because this construction contract is not a part of our historical or normal operations, the revenues and costs related to this contract have been shown as a separate component in the statement of operations. The profit from the design, construction, mobilization and rig-up fees is calculated on a percentage of completion basis. During the third quarter ended September 30, 2003 the design, construction, mobilization and rig up was completed and we recognized $1.0 million in profit. The total profit recognized to date under the design, construction, mobilization and rig-up contract is $4.5 million, $2.0 million in 2003 and $2.5 million during 2002.

7. Contingency - On July 6, 2001, the Ministry of State Revenues of Kazakhstan ("MSR") issued an Act of Audit to the Kazakhstan branch ("PKD Kazakhstan") of Parker Drilling Company International Limited ("PDCIL"), a wholly owned subsidiary of the Company, assessing additional taxes of approximately $29.0 million for the years 1998-2000. The assessment consisted primarily of adjustments in corporate income tax based on a determination by the Kazakhstan tax authorities that payments by Offshore Kazakhstan International Operating Company, ("OKIOC"), to PDCIL of $99.0 million, in reimbursement of costs for modifications to barge rig 257, performed by PDCIL prior to the importation of the drilling rig into Kazakhstan, are income to PKD Kazakhstan, and therefore, taxable to PKD Kazakhstan. PKD Kazakhstan filed an Act of Non-Agreement that such reimbursements should not be taxable and requested that the Act of Audit be revised accordingly. In November 2001, the MSR rejected PKD Kazakhstan's Act of Non-Agreement, prompting PKD Kazakhstan to seek judicial review of the assessment. On December 28, 2001, the Astana City Court issued a judgment in favor of PKD Kazakhstan, finding that the reimbursements to PDCIL were not income to PKD Kazakhstan and not otherwise subject to tax based on the U.S.-Kazakhstan Tax Treaty. The MSR appealed the decision of the Astana City Court to the Civil Panel of the Supreme Court, which confirmed the decision of the Astana City Court that the reimbursements were not income to PKD Kazakhstan in March 2002. Although the court agreed with the MSR's position on certain minor issues, no additional taxes were payable as a result of this assessment. Although the required period to file an appeal has expired the MSR may petition the Supreme Court of Kazakhstan to reopen the case if material new evidence is discovered. In addition, PDCIL has filed a petition with the U.S. Treasury Department for competent authority review, which is a tax treaty procedure to resolve disputes as to which country may tax income covered under the treaty. The U.S. Treasury Department has granted our petition and has initiated proceedings with the MSR, which are ongoing.

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

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." The interpretation requires disclosure about the nature and terms of obligations under certain guarantees that the Company has issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective immediately. We were not impacted by the issuance of FIN 45.

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

     On January 17, 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51." The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities ("VIE")) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. We will adopt this standard in December 2003, and do not expect it to have a significant effect on our results of operations or our financial position.

     In March 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement will be effective for contracts entered into, modified or designated as hedges after June 30, 2003. Implementation of this statement did not have a material effect on our results of operations or our financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. This statement will be effective for all financial statements entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Implementation of this statement did not have a significant effect on our financial position.

9. Derivative Financial Instruments - The Company is exposed to interest rate risk from its fixed-rate debt. In January 2002, the Company hedged against a portion of the risk of changes in fair value associated with its $214.2 million 9.75% senior notes by entering into three fixed-to-variable interest rate swap agreements with a total notional amount of $150.0 million. The Company assumed no ineffectiveness as each interest rate swap agreement met the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swap agreements were offset by changes in the fair value of the debt and no net gain or loss was recognized in earnings. During the nine months ended September 30, 2002, the interest rate swap agreements reduced interest expense by $2.6 million.

     On July 24, 2002, the Company terminated all the interest rate swap agreements and received $3.5 million. A gain totaling $2.6 million is being recognized as a reduction to interest expense over the remaining term (ending November 2006) of the debt instrument, of which $0.2 million and $0.5 million was recognized during the three and nine months ended September 30, 2003, respectively.

10. Subsequent Events - On October 10, 2003, the Company refinanced a portion of its existing debt by issuing $175.0 million of new 9.625% senior notes due 2013 and replaced its senior credit facility with a $150.0 million senior credit agreement. The senior credit agreement consists of a four-year $100.0 million delayed draw term loan facility and a three-year $50.0 million revolving credit facility which facilities are collateralized with certain drilling rigs, rental tool equipment, accounts receivable and substantially all of the stock of the subsidiaries, and contains customary affirmative and negative covenants. The proceeds of the new 9.625% senior notes, plus an initial draw of $50.0 million under the term loan facility, were partially used to retire $184.3 million of the 9.75% senior notes due 2006 that had been tendered pursuant to a tender offer dated September 24, 2003. The balance of the proceeds from the new senior notes and the initial draw down under the term loan facility will be used to retire the remaining $29.9 million of 9.75% senior notes that were not tendered but have been called for redemption effective November 15, 2003. The remaining $50.0 million of the delayed draw term loan facility may only be used to repay the 5.5% convertible subordinated notes.

     The revolving credit facility portion of the senior credit agreement replaces the previous $50.0 million revolving credit facility that would have expired in late October 2003. The revolving credit facility is available for working capital requirements, general corporate purposes and to support letters of credit. Availability under the revolving credit facility is subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tool equipment. As of September 30, 2003, the borrowing base was $41.1 million, of which none had been drawn down, and $10.4 million had been reserved for letters of credit, resulting in available revolving credit of $30.7 million.

     In connection with the above refinancing and tender offer, on September 24, 2003, the Company commenced a consent solicitation relating to its 9.75% senior notes due 2006 and a consent solicitation relating to its 10.125% senior notes due 2009. Upon completion of the consent solicitation relating to the 9.75% senior notes, the indenture, dated as of March 11, 1998, among the Company, the subsidiaries of the Company named therein as guarantors and JPMorgan Chase Bank, as Trustee, as supplemented and amended, was amended to (i) eliminate substantially all of the restrictive covenants and
     (ii) eliminate the requirements that any subsidiary that provided guarantees under the senior credit facility become a guarantor under said Indenture. Holders of more than two-thirds (the requisite consent threshold) of the outstanding principal amount of the 9.75% senior notes consented to these amendments. The amendments were effective as of October 10, 2003.

     Upon completion of the consent solicitation relating to the 10.125% senior notes, the indenture, dated as of May 2, 2002, among the Company, the subsidiaries of the Company named therein as guarantors and JPMorgan Chase Bank, as Trustee, as supplemented and amended, was amended to change the price at which the Company is permitted to purchase, redeem or otherwise acquire or retire up to $75.0 million in aggregate principal amount of the Company's 5.5% convertible subordinated notes due 2004, prior to their stated maturity from a price of "less than par" to a price "equal to or less than 100.786%" of the principal amount of such notes. Holders of more than a majority (the requisite consent threshold) of the outstanding principal amount of the 10.125% senior notes consented to this amendment. The amendment was effective as of October 10, 2003.

     Rig Incident - On November 7, 2003, the Company reported that a well control incident occurred during completion operations on its offshore barge rig 18B. All crewmembers onboard at the time of the incident were safely evacuated and there are no reported injuries. The incident resulted in a fire and substantial damage to the rig which management believes will be covered by insurance.

11. Guarantor/Non-Guarantor Consolidating Condensed Financial Statements - Set forth on the following pages are the consolidating condensed financial statements of the restricted subsidiaries and the subsidiaries which are not restricted by the senior notes. All of the Company's senior notes are guaranteed by substantially all the direct and indirect wholly owned subsidiaries of Parker Drilling. There are currently no restrictions on the ability of the subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no drilling operations. In prior years, the non-guarantors were inconsequential, individually and in the aggregate, to the consolidated financial statements and separate financial statements of the guarantors were not presented because management had determined that they would not be material to investors.

     In August, 2002, Parker Drilling Company International Limited ("PDCIL") sold two of its rigs in Kazakhstan to AralParker, a Kazakhstan closed joint stock company, which is owned 50 percent by PDCIL and 50 percent by a Kazakhstan company, Aralnedra, CJSC. Because PDCIL has significant influence over the business affairs of AralParker, its financial statements are consolidated with those of the Company.

     AralParker, Casuarina Limited (a wholly owned captive insurance company) and Parker Drilling Investment Company are all non-guarantor subsidiaries whose aggregate financial position and results of operations are no longer deemed to be inconsequential and, accordingly, the Company is providing consolidating condensed financial information of the parent, (Parker Drilling), the guarantor subsidiaries, and the non-guarantor subsidiaries as of September 30, 2003 and December 31, 2002, and for the three and nine months ended September 30, 2003, and 2002.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATING CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                        September 30, 2003
                                                             ----------------------------------------------------------------------
                                                                Parent       Guarantor    Non-Guarantor  Eliminations  Consolidated
                                                             -----------    -----------   -------------  ------------  ------------
                        ASSETS
Current Assets:
     Cash and cash equivalents                               $    68,373    $     8,955    $     4,081   $         -    $    81,409
     Accounts and notes receivable, net                          136,052         92,580         19,205      (169,400)        78,437
     Rig materials and supplies                                        -          9,172              -             -          9,172
     Other current assets and short-term investments                   -          3,102             73            50          3,225
                                                             -----------    -----------    -----------   -----------    -----------
                Total current assets                             204,425        113,809         23,359      (169,350)       172,243
                                                             -----------    -----------    -----------   -----------    -----------
Property, plant and equipment, net                                    79        384,228         35,935       (13,594)       406,648

Assets held for sale                                                   -        148,064              -             -        148,064

Goodwill, net                                                          -        115,983              -             -        115,983

Investment in subsidiaries and intercompany advances             628,803        649,062         21,463    (1,299,328)             -

Other noncurrent assets                                           11,005         10,280            580           (39)        21,826
                                                             -----------    -----------    -----------   -----------    -----------

                Total assets                                 $   844,312    $ 1,421,426    $    81,337   $(1,482,311)   $   864,764
                                                             ===========    ===========    ===========   ===========    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                       $    65,672    $         -    $         -   $         -    $    65,672
     Accounts payable and accrued liabilities                     41,342        194,240         13,162      (175,933)        72,811
                                                             -----------    -----------    -----------   -----------    -----------
                Total current liabilities                        107,014        194,240         13,162      (175,933)       138,483
                                                             -----------    -----------    -----------   -----------    -----------
Long-term debt                                                   503,688              -              -             -        503,688
Deferred income tax                                              (45,300)        45,300              -             -              -
Discontinued operations                                                -          7,072              -             -          7,072
Other long-term liabilities and minority interest                   (173)        11,194              -             -         11,021
Intercompany payables                                             74,583        543,861         35,340      (653,784)             -
Contingencies (Note 7)                                                 -              -              -             -              -

Stockholders' equity:
     Common stock and capital in excess of par value             451,661      1,086,711          5,451    (1,092,162)       451,661
     Accumulated other comprehensive income                          605              -              -             -            605
     Accumulated deficit                                        (247,766)      (466,952)        27,384       439,568       (247,766)
                                                             -----------    -----------    -----------   -----------    -----------
                Total stockholders' equity                       204,500        619,759         32,835      (652,594)       204,500
                                                             -----------    -----------    -----------   -----------    -----------

                Total liabilities and stockholders' equity   $   844,312    $ 1,421,426    $    81,337   $(1,482,311)   $   864,764
                                                             ===========    ===========    ===========   ===========    ===========

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATING CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                       December 31, 2002
                                                            -----------------------------------------------------------------------
                                                              Parent        Guarantor    Non-Guarantor  Eliminations   Consolidated
                                                            -----------    -----------   -------------  ------------   ------------
                        ASSETS
Current Assets:
       Cash and cash equivalents                            $    43,254    $     6,218    $     2,510    $         -    $    51,982
       Accounts and notes receivable, net                        81,551        100,400         19,080       (111,668)        89,363
       Rig materials and supplies                                     -         17,161              -              -         17,161
       Other current assets and short-term investments                -          8,567             27             37          8,631
                                                            -----------    -----------    -----------    -----------    -----------
              Total current assets                              124,805        132,346         21,617       (111,631)       167,137
                                                            -----------    -----------    -----------    -----------    -----------

Property, plant and equipment, net                                  151        614,088         40,633        (13,594)       641,278

Assets held for sale                                                  -            896              -              -            896

Goodwill, net                                                         -        115,983              -              -        115,983

Investment in subsidiaries and intercompany advances            808,784        531,959         21,521     (1,362,264)             -

Other noncurrent assets                                          12,556         15,440           (103)           138         28,031
                                                            -----------    -----------    -----------    -----------    -----------

              Total assets                                  $   946,296    $ 1,410,712    $    83,668    $(1,487,351)   $   953,325
                                                            ===========    ===========    ===========    ===========    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Current portion of long-term debt                    $     5,532    $       954    $         -    $         -    $     6,486
       Accounts payable and accrued liabilities                  26,175        153,733          7,218       (132,037)        55,089
                                                            -----------    -----------    -----------    -----------    -----------
              Total current liabilities                          31,707        154,687          7,218       (132,037)        61,575
                                                            -----------    -----------    -----------    -----------    -----------

Long-term debt                                                  583,444              -              -              -        583,444
Deferred income tax                                             (45,473)        45,473              -              -              -
Other long-term liabilities and minority interest                 1,409          6,271              -              -          7,680
Intercompany payables                                            74,583        490,099         44,557       (609,239)             -
Contingencies (Note 7)                                                -              -              -

Stockholders' equity:
       Common stock and capital in excess of par value          450,463      1,086,701          5,451     (1,092,152)       450,463
       Accumulated other comprehensive income                       664              -              -              -            664
       Accumulated deficit                                     (150,501)      (372,519)        26,442        346,077       (150,501)
                                                            -----------    -----------    -----------    -----------    -----------
              Total stockholders' equity                        300,626        714,182         31,893       (746,075)       300,626
                                                            -----------    -----------    -----------    -----------    -----------

               Total liabilities and stockholders' equity   $   946,296    $ 1,410,712    $    83,668    $(1,487,351)   $   953,325
                                                            ===========    ===========    ===========    ===========    ===========

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                  Three Months Ended September 30, 2003
                                                ------------------------------------------------------------------
                                                 Parent      Guarantor    Non-Guarantor Eliminations  Consolidated
                                                --------     ---------    ------------- ------------  ------------
Drilling and rental revenues:
     U.S. drilling                              $      -      $ 13,872      $      -      $      -      $ 13,872
     International drilling                            -        36,546        13,142          (598)       49,090
     Rental tools                                      -        14,054             -             -        14,054
                                                --------      --------      --------      --------      --------
Total drilling and rental revenues                     -        64,472        13,142          (598)       77,016
                                                --------      --------      --------      --------      --------

Drilling and rental operating expenses:
     U.S. drilling                                     -        11,964             -             -        11,964
     International drilling                            -        22,992        10,838          (598)       33,232
     Rental tools                                      -         5,860             -             -         5,860
     Depreciation and amortization                     -        15,828         1,565             -        17,393
                                                --------      --------      --------      --------      --------
Total drilling and rental operating income             -        56,644        12,403          (598)       68,449
                                                --------      --------      --------      --------      --------
Drilling and rental operating income                   -         7,828           739             -         8,567
                                                --------      --------      --------      --------      --------

Construction contract revenue                          -         1,061             -             -         1,061
Construction contract expense                          -            61             -             -            61
                                                --------      --------      --------      --------      --------
Construction contract operating income                 -         1,000             -             -         1,000
                                                --------      --------      --------      --------      --------

General and administrative expense                   (38)       (4,041)            -             -        (4,079)
Gain on disposition of assets, net                     -           426           (21)            -           405
                                                --------      --------      --------      --------      --------
Total operating income                               (38)        5,213           718             -         5,893
                                                --------      --------      --------      --------      --------

Other income and (expense):
     Interest expense                            (14,345)      (11,611)       (1,015)       13,819       (13,152)
     Other income (expense) - net                 12,704         1,097           569       (13,819)          551
     Equity in net earnings of subsidiaries       (4,724)            -             -         4,724             -
                                                --------      --------      --------      --------      --------
Total other income and (expense)                  (6,365)      (10,514)         (446)        4,724       (12,601)
                                                --------      --------      --------      --------      --------

Loss before income taxes                          (6,403)       (5,301)          272         4,724        (6,708)
Income tax expense (benefit):
     Current                                         253         3,652             -             -         3,905
     Deferred                                          -             -             -             -             -
                                                --------      --------      --------      --------      --------
Income tax expense                                   253         3,652             -             -         3,905
                                                --------      --------      --------      --------      --------

Loss from continuing operations                   (6,656)       (8,953)          272         4,724       (10,613)
Discontinued operations, net of taxes                  -         3,957             -             -         3,957
                                                --------      --------      --------      --------      --------
Net income (loss)                               $ (6,656)     $ (4,996)     $    272      $  4,724      $ (6,656)
                                                ========      ========      ========      ========      ========

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                     Three Months Ended September 30, 2002
                                                     ------------------------------------------------------------------
                                                      Parent      Guarantor   Non-Guarantor  Eliminations  Consolidated
                                                     --------     ---------   -------------  ------------  ------------
Drilling and rental revenues:
     U.S. drilling                                   $      -      $ 21,274      $      -      $    276      $ 21,550
     International drilling                                 -        38,545        14,703           597        53,845
     Rental tools                                           -        11,852             -             -        11,852
                                                     --------      --------      --------      --------      --------
Total drilling and rental revenues                          -        71,671        14,703           873        87,247
                                                     --------      --------      --------      --------      --------

Drilling and rental operating expenses:
     U.S. drilling                                          -        13,701             -           276        13,977
     International drilling                                 -        22,953        10,345           597        33,895
     Rental tools                                           -         5,255             -             -         5,255
     Depreciation and amortization                          -        15,629         1,530             -        17,159
                                                     --------      --------      --------      --------      --------
Total drilling and rental operating income                  -        57,538        11,875           873        70,286
                                                     --------      --------      --------      --------      --------
Drilling and rental operating income                        -        14,133         2,828             -        16,961
                                                     --------      --------      --------      --------      --------

Construction contract revenue                               -        17,285             -             -        17,285
Construction contract expense                               -        16,515             -             -        16,515
                                                     --------      --------      --------      --------      --------
Construction contract operating income                      -           770             -             -           770
                                                     --------      --------      --------      --------      --------

General and administrative expense                        (90)       (6,032)            -            25        (6,097)
Provision for doubtful accounts                             -        (1,140)            -             -        (1,140)
Gain on disposition of assets, net                          -         6,210             -        (4,629)        1,581
                                                     --------      --------      --------      --------      --------
Total operating income                                    (90)       13,941         2,828        (4,604)       12,075
                                                     --------      --------      --------      --------      --------

Other income and (expense):
     Interest expense                                 (14,487)      (10,650)         (395)       12,220       (13,312)
     Other income (expense) - net                       5,916         3,095        (1,677)       (7,616)         (282)
     Equity in net earnings of subsidiaries            (3,318)            -             -         3,318             -
                                                     --------      --------      --------      --------      --------
Total other income and (expense)                      (11,889)       (7,555)       (2,072)        7,922       (13,594)
                                                     --------      --------      --------      --------      --------

Loss before income taxes                              (11,979)        6,386           756         3,318        (1,519)
Income tax expense (benefit):
     Current                                               41         2,616             -             -         2,657
     Deferred                                          (4,000)            -             -             -        (4,000)
                                                     --------      --------      --------      --------      --------
Income tax expense                                     (3,959)        2,616             -             -        (1,343)
                                                     --------      --------      --------      --------      --------

Loss from continuing operations                        (8,020)        3,770           756         3,318          (176)
Discontinued operations, net of taxes                       -        (7,844)            -             -        (7,844)
                                                     --------      --------      --------      --------      --------
Net income (loss)                                    $ (8,020)     $ (4,074)     $    756      $  3,318      $ (8,020)
                                                     ========      ========      ========      ========      ========

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                Nine Months Ended September 30, 2003
                                                 -----------------------------------------------------------------------
                                                  Parent        Guarantor    Non-Guarantor   Eliminations   Consolidated
                                                 ---------      ---------    -------------   ------------   ------------
Drilling and rental revenues:
     U.S. drilling                               $       -      $  49,593      $       -      $       -      $  49,593
     International drilling                              -        101,536         39,177         (1,820)       138,893
     Rental tools                                        -         40,366              -              -         40,366
                                                 ---------      ---------      ---------      ---------      ---------
Total drilling and rental revenues                       -        191,495         39,177         (1,820)       228,852
                                                 ---------      ---------      ---------      ---------      ---------

Drilling and rental operating expenses:
     U.S. drilling                                       -         37,466              -              -         37,466
     International drilling                              -         65,773         32,279         (1,832)        96,220
     Rental tools                                        -         16,868              -              -         16,868
     Depreciation and amortization                       -         47,090          4,701              -         51,791
                                                 ---------      ---------      ---------      ---------      ---------
Total drilling and rental operating expenses             -        167,197         36,980         (1,832)       202,345
                                                 ---------      ---------      ---------      ---------      ---------
Drilling and rental operating income                     -         24,298          2,197             12         26,507
                                                 ---------      ---------      ---------      ---------      ---------

Construction contract revenue                            -          7,030              -              -          7,030
Construction contract expense                            -          5,030              -              -          5,030
                                                 ---------      ---------      ---------      ---------      ---------
Construction contract operating income                   -          2,000              -              -          2,000
                                                 ---------      ---------      ---------      ---------      ---------

General and administrative expense                    (113)       (14,372)             -              -        (14,485)
Gain on disposition of assets, net                       -            987            (24)             -            963
                                                 ---------      ---------      ---------      ---------      ---------
Total operating income                                (113)        12,913          2,173             12         14,985
                                                 ---------      ---------      ---------      ---------      ---------

Other income and (expense):
     Interest expense                              (43,480)       (41,018)        (3,188)        47,785        (39,901)
     Other income (expense ) - net                  44,718          2,939          1,782        (47,797)         1,642
     Equity in net earnings of subsidiaries        (97,006)             -              -         97,006              -
                                                 ---------      ---------      ---------      ---------      ---------
Total other income and (expense)                   (95,768)       (38,079)        (1,406)        96,994        (38,259)
                                                 ---------      ---------      ---------      ---------      ---------

Loss before income taxes                           (95,881)       (25,166)           767         97,006        (23,274)
Income tax expense (benefit):
     Current                                         1,384         10,262              -              -         11,646
     Deferred                                            -              -              -              -              -
                                                 ---------      ---------      ---------      ---------      ---------
Income tax expense                                   1,384         10,262              -              -         11,646
                                                 ---------      ---------      ---------      ---------      ---------

Loss from continuing operations                    (97,265)       (35,428)           767         97,006        (34,920)
Discontinued operations, net of taxes                    -        (62,345)             -              -        (62,345)
                                                 ---------      ---------      ---------      ---------      ---------
Net income (loss)                                $ (97,265)     $ (97,773)     $     767      $  97,006      $ (97,265)
                                                 =========      =========      =========      =========      =========

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                            Nine Months Ended September 30, 2002
                                                        -----------------------------------------------------------------------
                                                         Parent        Guarantor    Non-Guarantor   Eliminations   Consolidated
                                                        ---------      ---------    -------------   ------------   ------------
Drilling and rental revenues:
     U.S. drilling                                      $       -      $  56,419      $       -      $     276         56,695
     International drilling                                     -        144,005         17,885          1,318        163,208
     Rental tools                                               -         37,206              -              -         37,206
                                                        ---------      ---------      ---------      ---------      ---------
Total drilling and rental revenues                              -        237,630         17,885          1,594        257,109
                                                        ---------      ---------      ---------      ---------      ---------

Drilling and rental operating expenses:
     U.S. drilling                                              -         39,232              -            276         39,508
     International drilling                                     -         94,215         13,527          1,318        109,060
     Rental tools                                               -         16,650              -              -         16,650
     Depreciation and amortization                              -         48,710          1,530              -         50,240
                                                        ---------      ---------      ---------      ---------      ---------
Total drilling and rental operating expenses                    -        198,807         15,057          1,594        215,458
                                                        ---------      ---------      ---------      ---------      ---------
Drilling and rental operating income                            -         38,823          2,828              -         41,651
                                                        ---------      ---------      ---------      ---------      ---------

Construction contract revenue                                   -         81,948              -              -         81,948
Construction contract expense                                   -         79,924              -              -         79,924
                                                        ---------      ---------      ---------      ---------      ---------
Construction contract operating income                          -          2,024              -              -          2,024
                                                        ---------      ---------      ---------      ---------      ---------

General and administrative expense                           (292)       (18,379)             -             88        (18,583)
Provision for doubtful accounts                                 -         (1,140)             -              -         (1,140)
Gain on disposition of assets, net                              -          7,410              -         (4,629)         2,781
                                                        ---------      ---------      ---------      ---------      ---------
Total operating income                                       (292)        28,738          2,828         (4,541)        26,733
                                                        ---------      ---------      ---------      ---------      ---------

Other income and (expense):
     Interest expense                                     (41,948)       (31,935)          (395)        35,869        (38,409)
     Other income (expense ) - net                         22,814          5,205           (754)       (31,328)        (4,063)
     Equity in net earnings of subsidiaries               (97,955)             -              -         97,955              -
                                                        ---------      ---------      ---------      ---------      ---------
Total other income and (expense)                         (117,089)       (26,730)        (1,149)       102,496        (42,472)
                                                        ---------      ---------      ---------      ---------      ---------

Loss before income taxes                                 (117,381)         2,008          1,679         97,955        (15,739)
Income tax expense (benefit):
     Current                                                   41          7,561              -              -          7,602
     Deferred                                             (13,700)             -              -              -        (13,700)
                                                        ---------      ---------      ---------      ---------      ---------
Income tax expense                                        (13,659)         7,561              -              -         (6,098)
                                                        ---------      ---------      ---------      ---------      ---------

Loss from continuing operations                          (103,722)        (5,553)         1,679         97,955         (9,641)
Discontinued operations, net of taxes                           -        (20,937)             -              -        (20,937)
Cumulative effect of change in accounting principle             -        (73,144)             -              -        (73,144)
                                                        ---------      ---------      ---------      ---------      ---------
Net income (loss)                                       $(103,722)     $ (99,634)     $   1,679      $  97,955      $(103,722)
                                                        =========      =========      =========      =========      =========

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                  Nine Months Ended September 30, 2003
                                                                   --------------------------------------------------------------
                                                                    Parent     Guarantor  Non-Guarantor Eliminations Consolidated
                                                                   --------    ---------  ------------- ------------ ------------
Cash flows from operating activities:
     Net income (loss)                                             $(97,265)    $(97,773)    $    767     $ 97,006     $(97,265)
     Adjustments to reconcile net income (loss)
        to net cash (used in) provided by operating activities:
          Depreciation and amortization                                   -       47,090        4,701            -       51,791
          Gain on disposition of assets                                   -         (987)          24            -         (963)
          Expenses not requiring cash                                 1,776        2,125            -          (94)       3,807
          Equity in net earnings of subsidiaries                     97,006            -            -      (97,006)           -
          Discontinued operations                                         -       68,574            -            -       68,574
          Change in operating assets and liabilities                (40,229)      63,247        5,213       14,066       42,297
                                                                   --------     --------     --------     --------     --------

     Net cash (used in) provided by operating activities            (38,712)      82,276       10,705       13,972       68,241
                                                                   --------     --------     --------     --------     --------

Cash flows from investing activities:
     Capital expenditures                                                 -      (23,868)          25            -      (23,843)
     Proceeds from the sale of equipment                                  -        5,092            -            -        5,092
                                                                   --------     --------     --------     --------     --------
     Net cash (used in) provided by investing activities                  -      (18,776)          25            -      (18,751)
                                                                   --------     --------     --------     --------     --------

Cash flows from financing activities:
     Principal payments under debt obligations                      (19,145)        (918)           -            -      (20,063)
     Intercompany advances, net                                      82,976      (59,845)      (9,159)     (13,972)           -
                                                                   --------     --------     --------     --------     --------
     Net cash (used in) provided by financing activities             63,831      (60,763)      (9,159)     (13,972)     (20,063)
                                                                   --------     --------     --------     --------     --------

Net change in cash and cash equivalents                              25,119        2,737        1,571            -       29,427

Cash and cash equivalents at beginning of period                     43,254        6,218        2,510            -       51,982
                                                                   --------     --------     --------     --------     --------
Cash and cash equivalents at end of period                         $ 68,373     $  8,955     $  4,081     $      -     $ 81,409
                                                                   ========     ========     ========     ========     ========

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended September 30, 2002
                                                                  ------------------------------------------------------------------
                                                                   Parent       Guarantor   Non-Guarantor  Eliminations Consolidated
                                                                  ---------     ---------   -------------  ------------ ------------
Cash flows from operating activities:
     Net income (loss)                                            $(103,722)    $ (99,634)    $   1,679     $  97,955     $(103,722)
     Adjustments to reconcile net income (loss)
       to net cash (used in) provided by operating activities:
         Depreciation and amortization                                    -        48,710         1,530             -        50,240
         Gain on disposition of assets                                    -        (7,410)            -         4,629        (2,781)
         Cumulative effect of change in accounting principle              -        73,144             -             -        73,144
         Expenses not requiring cash                                  2,759         3,439             -           (68)        6,130
         Deferred income taxes                                      (13,700)            -             -             -       (13,700)
         Equity in net earnings of subsidiaries                      97,955             -             -       (97,955)            -
         Discontinued operations                                          -        22,387             -             -        22,387
         Change in operating assets and liabilities                  (7,623)        2,083       (12,307)       (6,835)      (24,682)
                                                                  ---------     ---------     ---------     ---------     ---------

     Net cash (used in) provided by operating activities            (24,331)       42,719        (9,098)       (2,274)        7,016
                                                                  ---------     ---------     ---------     ---------     ---------

Cash flows from investing activities:
     Capital expenditures                                               (81)        4,173       (37,530)       (5,800)      (39,238)
     Proceeds from the sale of equipment                                  8         5,459             -            (8)        5,459
                                                                  ---------     ---------     ---------     ---------     ---------

     Net cash (used in) provided by investing activities                (73)        9,632       (37,530)       (5,808)      (33,779)
                                                                  ---------     ---------     ---------     ---------     ---------

Cash flows from financing activities:
     Principal payments under debt obligations                       (3,887)            -             -             -        (3,887)
     Proceeds from interest rate swap settlement                      2,620             -             -             -         2,620
     Intercompany advances, net                                      (4,103)      (53,470)       49,491         8,082             -
                                                                  ---------     ---------     ---------     ---------     ---------

     Net cash (used in) provided by financing activities             (5,370)      (53,470)       49,491         8,082        (1,267)
                                                                  ---------     ---------     ---------     ---------     ---------

Net change in cash and cash equivalents                             (29,774)       (1,119)        2,863             -       (28,030)

Cash and cash equivalents at beginning of period                     50,937         8,072         1,391             -        60,400
                                                                  ---------     ---------     ---------     ---------     ---------

Cash and cash equivalents at end of period                        $  21,163     $   6,953     $   4,254     $       -     $  32,370
                                                                  =========     =========     =========     =========     =========

Report of Independent Accountants

To the Board of Directors and Shareholders
Parker Drilling Company

         We have reviewed the consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of September 30, 2003 and the related consolidated condensed statements of operations for the three and nine month periods ended September 30, 2003 and 2002 and the consolidated condensed statements of cash flows for the nine month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

Tulsa, Oklahoma
October 31, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In this Quarterly Report on Form 10-Q, the terms "Parker Drilling," "we," "us" and "our" refer to Parker Drilling Company, its subsidiaries and the consolidated joint venture, unless the context requires otherwise.

         This Form 10-Q contains statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-Q, other than statements of historical facts, are "forward-looking statements" for purposes of these provisions, including any statements regarding:

         *prices and demand for oil and natural gas, *levels of oil and natural gas exploration and production activities, *demand for contract drilling and drilling related services and demand for rental tools,
         *operating results, including our efforts to reduce costs and our projected net loss from continuing operations, *rig utilization, dayrates and rental tool activity, *capital expenditures and investments in the acquisition and refurbishment of rigs and equipment,
         *reducing our debt, including our liquidity and the sources and availability of funds to reduce our debt, *sales of assets,
         *formation of alliances with operators,
         *the outcome of pending and future legal proceedings, including the outcome of our dispute with the Ministry of State Revenues of the Republic of Kazakhstan,
         *our recovery of insurance proceeds in respect of our damaged rigs in
           Nigeria and the Gulf of Mexico,
         *maintenance of the borrowing base under our revolving credit facility,
           and
         *expansion and growth of our operations.

         In some cases, you can identify these statements by words that indicate future events such as "anticipate," "believe," "could," "estimate," "expect," "intend," "outlook," "may," "should," "will" and "would" or similar words. Forward-looking statements are based on certain assumptions and analyses made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although our management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:

         *worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business, *the pace of recovery in the U.S. economy and the demand for natural gas,
         *fluctuations in the market prices of oil and gas, *imposition of unanticipated trade restrictions and political instability,
         *operating hazards and uninsured risks,
         *political instability, terrorism or war,
         *governmental regulations, including changes in tax laws or ability to remit funds to the U.S., that adversely affect the cost of doing business,
         *adverse environmental events,
         *adverse weather conditions,
         *changes in concentration of customer and supplier relationships, *unexpected cost increases for upgrade and refurbishment projects, *unanticipated cancellation of contracts by operators without cause, *breakdown of equipment and other operational problems, *changes in competition, and
         *other similar factors (some of which are discussed in documents referred to in this Form 10-Q).

         Each forward-looking statement speaks only as of the date of this Form 10-Q, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should be aware that the occurrence of the events described above and elsewhere in this Form 10-Q could have a material adverse effect on our business, results of operations and financial condition.

OUTLOOK AND OVERVIEW

         The financial results for the first nine months of 2003 continued to reflect the current depressed conditions in most drilling markets. Despite high utilization for jackup rigs in the Gulf of Mexico, the dayrates for jackups and barges in this market continue to remain at depressed levels. Utilization for international land drilling operations, while ending its downward trend that began during the second quarter of 2002, remains at depressed levels. Our rental tool business continued to out perform 2002, primarily due to activity in the Gulf of Mexico.

         Dayrates in the Gulf of Mexico drilling market were depressed during the first nine months of 2003 despite natural gas prices remaining at historically high levels during the period. We believe this can be attributed to several factors, including: operators addressing debt reduction issues, a lack of acceptable well prospects for major oil companies and funding issues for independent operators. Although our jackup utilization increased from 75 percent in the first quarter of 2003 to 86 percent in the third quarter of 2003, our jackup dayrates increased only slightly during the same period. Barge drilling activity results were more predictable for the current operating environment with barge utilization and dayrates declining during the third quarter of 2003 when compared with the first quarter of 2003, despite a brief increase in activity during June 2003. We anticipate that the Gulf of Mexico barge drilling market will improve throughout the remainder of 2003 but we anticipate utilization and dayrates should begin to increase during the first quarter of 2004 if natural gas prices remain at current levels.

         Our rental tool business in the Gulf of Mexico experienced increased activity during the first nine months of 2003 when compared to the first nine months of 2002. Contributing to the increase in gross margin of $1.0 million during this period has been the opening of Quail Tools' new Evanston, Wyoming operation that continues to establish a solid customer base. Our outlook for the rental tools business for the remainder of 2003 is positive, and we anticipate that the year over year growth for the remainder of 2003 will equal or exceed that of the first three quarters of 2003.

         The Commonwealth of Independent States (former Soviet Union, referred to herein as "CIS") is our leading market of international land operations. In addition to our established operations in Kazakhstan and Russia, one of our subsidiaries, in cooperation with Calik Enerji, A.S., has recently signed a three-year, two rig contract to provide drilling services to Turkmenneft State Concern in Turkmenistan. Our remaining international land operations showed little signs of improvement during the third quarter of 2003 due primarily to our Asia Pacific operation. However, we expect this area to improve during the fourth quarter of 2003 as a result of two new contracts in New Zealand and a new contract in Bangladesh. The new contracts in New Zealand and Bangladesh are anticipated to last from nine to twelve months. As bidding activity increases in the Asia Pacific market, we are hopeful that this market will continue to grow. We are also continuing our pursuit of opportunities to increase our presence in Russia through, among other means, alliances with operators who are making long-term investments.

         International barge drilling was negatively impacted during the first nine months of 2003 by continued community unrest in Nigeria that has resulted in the shutdown of one barge rig since March 2003. We negotiated an amendment to our contract with the operator of this project to activate one of our other barge rigs that was previously idle until such time as we are able to access, evaluate and repair the damage to the rig due to the community unrest. The term of the contract for our barge rig operation in the Caspian Sea expired in October 2003, however, the contract will remain in effect until operations are completed on the current well being drilled which should result in continued revenue for this operation through November 2003. Although we anticipate that this rig will resume operating in the future, we do not expect any increase in our international barge drilling operations in the near term.

         In June 2003, our board of directors approved a plan to sell our non-core assets to generate funds to enable us to reduce our debt. As of June 30, 2003, our fleet of rigs held for sale consisted of seven shallow water jackup rigs and four offshore platform rigs located in the Gulf of Mexico and 17 land rigs located in Latin America. We identified these assets for sale based on the relatively low utilization rates of the land rigs and platform rigs and the wide fluctuations in the dayrates for the jackup rigs. The operations that constitute this plan of disposition meet the requirements of discontinued operations under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, our consolidated financial statements for the nine months ended September 30, 2002 and the year ended December 31, 2002 have been reclassified to present our Latin America operations and our U.S. jackup and platform drilling operations as discontinued operations. The assets held for sale have been written down to their estimated fair value, resulting in a non-cash impairment charge of $54.0 million recognized in the second quarter of 2003. Included in the discontinued operations line on the statement of operations for the nine months ended September 30, 2003 is the non-cash impairment charge anticipated on the eventual sale of the assets, the results of operations of the discontinued operations and any applicable taxes relating to the results of operations. We will continue to report separately the results of operations of these discontinued operations until the closing of the actual sales.

         Our goal is to reduce our debt by approximately $200 million. We intend to accomplish this goal from cash currently on hand, cash generated from operations and cash generated by asset sales. An initial step in our debt reduction plan was accomplished by the purchase of approximately $14.8 million of our 5.5% convertible subordinated notes due 2004 on the open market in May 2003, which reduced the outstanding aggregate principal amount to approximately $109.7 million as of June 30, 2003. The 5.5% convertible subordinated notes mature on August 1, 2004.

         During October, 2003, we completed a refinancing of a portion of our debt. The total refinancing package was for $325.0 million comprised of $175.0 million of 9.625% senior notes due 2013 and the replacement of our senior credit agreement with a $100.0 million delayed draw term loan facility and a $50.0 million revolving credit facility. Immediately prior to the financing we tendered for the 9.75% senior notes due 2006 and obtained the consent from the holders of the 9.75% senior notes to eliminate substantially all of the restrictive covenants contained in the indenture governing these senior notes and obtained a consent from the holders of our 10.125% senior notes due 2009 to acquire up to $75.0 million of the 5.5% convertible subordinated notes due 2004 at a price equal to or less than 100.786% of the principal amount of such notes. Utilizing the proceeds from the new 9.625% senior notes and $50.0 million of the new delayed draw term loan we purchased $184.3 million of the 9.75% senior notes that were tendered pursuant to the tender offer and called the remaining outstanding portion for redemption effective November 15, 2003. The remaining $50.0 million of delayed draw term loan facility may only be utilized to repay the 5.5% convertible subordinated notes. We believe these transactions have provided adequate financial flexibility to pursue asset sales in a very determined, but conservative fashion. The transactions have neither reduced our resolve to successfully complete asset sales, nor modified our goal to reduce debt by $200 million.

         We continue to be vigilant in our efforts to conserve cash by reducing our general and administrative expenses and limiting our capital expenditures. We anticipate that general and administrative expenses will be reduced from $24.7 million in 2002 to less than $20.0 million in 2003 and our capital expenditures will not exceed $50.0 million in 2003. We reduced our general and administrative expenses in the first nine months of 2003 by reducing our corporate workforce in 2002 and by limiting administrative costs. We will continue to monitor expenses and make reductions as appropriate for the level of our operations. Our capital expenditure program calls for limiting expenditures to scheduled ongoing maintenance projects, our preventive maintenance program and capital projects that we believe have the potential to yield an attractive rate of return.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

         We have recorded a net loss of $6.7 million for the three months ended September 30, 2003 including net income of $3.9 million attributed to discontinued operations as compared to a net loss of $8.0 million for the three months ended September 30, 2002 which includes a loss of $7.8 million attributed to discontinued operations. The net loss from continuing operations for the current quarter was $10.6 million compared to a net loss of $0.2 million for the three months ended September 30, 2002.

         In June 2003, the board of directors approved a plan to sell the U.S. jackup and platform drilling operations and the Latin America operations. In compliance with Generally Accepted Accounting Principles ("GAAP") we have recognized the U.S. jackup and platform drilling and the Latin America operations as discontinued operations. Reclassifications have been made to reflect operations from continuing operations and discontinued operations for 2003 and 2002. The analysis below reflects these reclassifications, beginning with an analysis of the continuing operations followed by a discussion of discontinued operations.

Analysis of Continuing Operations

                                          Three Months Ended September 30,
                                       -------------------------------------
                                              2003               2002
                                       ----------------    -----------------
                                              (Dollars in Thousands)
Drilling and rental revenues:
  U.S. drilling                        $13,872      18%     $21,550      25%
  International drilling                49,090      64%      53,845      61%
  Rental tools                          14,054      18%      11,852      14%
                                       -------     ---      -------     ---
Total drilling and rental revenues     $77,016     100%     $87,247     100%
                                       =======     ===      =======     ===

         Our drilling and rental revenues decreased $10.2 million to $77.0 million in the current quarter as compared to the third quarter of 2002. U.S. drilling revenues consisting of 22 barge rigs decreased $7.7 million in the current quarter as compared to the third quarter of 2002 due to an eight percent decline in dayrates and a 13 percent decline in utilization. After experiencing improved utilization during the first and second quarters of 2003 the third quarter marked a sharp decline in activity. On average during the quarter we operated five of nine deep drilling barges, approximately 56 percent utilization, a sharp contrast to approximately 85 percent utilization during the first two quarters of 2003. Drilling activity for the deep barge rigs has increased in October and we are currently working eight of nine deep barge rigs, 89 percent utilization. Utilization for the workover and intermediate barge rigs remained comparable quarter to quarter with slight decrease in the dayrates.

         International drilling revenues decreased $4.7 million to $49.1 million in the current quarter as compared to the third quarter of 2002. International land drilling revenues increased $0.1 million while international offshore drilling revenues decreased $4.8 million. Land drilling revenues in the CIS region increased $3.2 million primarily attributed to commencement of drilling operations on Sakhalin Island. Drilling activity began in June 2003 contributing approximately $6.0 million of revenue. This increase was partially offset by decreased revenues in Kazakhstan. During the third quarter 2002 we had two rigs operating in the Karachaganak field in Kazakhstan. One of these rigs was released during the latter half of 2002 resulting in decreased revenues of $1.2 million. In addition, our operations in Tengiz with Tengizchevroil ("TCO") accounted for $2.0 million reduction in revenues due to TCO's release of one rig, owned by TCO, on which we had previously provided labor services. Revenues in our Asia Pacific region decreased by $3.3 million due primarily to reduced utilization in Indonesia and Papua New Guinea. During the third quarter of 2003 there were approximately three fewer rigs operating, as compared to the third quarter of 2002. Currently, there is one rig operating in Indonesia and one rig operating in Papua New Guinea. Utilization in New Zealand increased slightly resulting in a $0.2 million increase in revenues during the current quarter. In Indonesia, revenues decreased $0.8 million as we had operated three rigs in 2002 compared to one rig during the third quarter of 2003. In Papua New Guinea, revenues decreased $2.7 million due to a one rig decrease in utilization and reduced labor contract days.

         The decrease of $4.8 million in international offshore drilling revenues was due primarily to reduced dayrates in Nigeria, even though three of the four Nigerian barge rigs were under contract during all of the third quarter of 2002 and most of the third quarter of 2003. In March of 2003, two of the three barge rigs suspended drilling and were evacuated due to civil unrest. During the suspension, the contracts provide for the application of a force majeure rate which is approximately 90 percent of the full operating dayrate. One of the barge rigs returned to full operations at the end of April 2003. The second barge rig remains evacuated and we have been unable to access or retrieve the rig due to continued unrest in the area. In April, barge rig 74 was placed on a standby rate approximating 45 percent of the full dayrate. As of the end of October 2003, barge rigs 75 and 73 are operating on full dayrates and barge rig 74 remains on standby rate. Barge rig 72 has been stacked since the completion of its contract during the third quarter of 2002.

         Rental tool revenues increased $2.2 million as Quail Tools reported revenues in the current quarter of $14.1 million. Revenues increased $0.3 million and $0.8 million from the Victoria, Texas and Evanston, Wyoming operations, respectively. The Odessa, Texas operations revenues increased $0.2 million and revenues from the New Iberia, Louisiana operations increased $0.9 million in the current period as compared to the third quarter 2002. The increased revenues were driven by higher rental tool utilization which averaged 31 percent during the current quarter as compared to 23 percent experienced during the third quarter of 2002. Operations in the Evanston, Wyoming region commenced the second quarter of 2002; thus, its increased revenues are the result of continued marketing efforts that have expanded our customer base in the region.

                                                    Three Months Ended September 30,
                                                   --------------------------------------
                                                         2003                 2002
                                                   -----------------    -----------------
                                                          (Dollars in Thousands)
Drilling and rental operating income:
  U.S. drilling (1)                                $  1,908     14%     $  7,573      35%
  International drilling (1)                         15,858     32%       19,950      37%
  Rental tools (1)                                    8,194     58%        6,597      56%
  Depreciation and amortization                     (17,393)             (17,159)
                                                   --------             --------
Total drilling and rental operating income (2)        8,567               16,961

  Construction contract operating income              1,000                  770
  General and administrative expense                 (4,079)              (6,097)
  Provision for doubtful accounts                         -               (1,140)
  Gain on disposition of assets, net                    405                1,581
                                                   --------             --------
Total operating income                             $  5,893             $ 12,075
                                                   ========             ========

(1) Drilling and rental gross margin - drilling and rental revenues less direct drilling and rental operating expenses, excluding depreciation and amortization expense; drilling and rental gross margin percentages - drilling and rental gross margin as a percent of drilling and rental revenues.

(2) Drilling and rental operating income - drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.

         Drilling and rental operating income decreased $8.4 million in the current quarter to $8.6 million from $17.0 million in the third quarter of 2002. In the U.S. drilling market, gross margin for the barge rigs decreased $5.7 million. Utilization for the barge rigs in the third quarter of 2003 was 40 percent, a 13 percent drop from the third quarter of 2002. In addition, the average dayrate for all barge rigs decreased approximately eight percent.

         International drilling gross margin decreased $4.1 million to $15.9 million in the current quarter as compared to $20.0 million in the third quarter of 2002. International land drilling gross margin decreased $2.7 million to $10.3 million during the current quarter due primarily to declining utilization in Asia Pacific. The Asia Pacific region gross margin decreased $2.7 million in the third quarter of 2003. Indonesia had three rigs operating in 2002 compared to one in 2003. Utilization in Papua New Guinea declined from 67 percent in 2002, to 33 percent in 2003. The CIS region gross margin for land operations of $8.1 million in the third quarter 2003 did not change from 2002. The gross margin generated from the new Sakhalin Island operations were offset by reduced rig count in the Karachaganak field and reduced activity with TCO.

         The international offshore gross margin was $5.5 million in the current quarter reflecting only a $1.4 million decrease from the third quarter of 2002. Gross margin related to the four Nigerian barge rigs decreased $2.3 million which was offset by a $0.9 million increase in gross margin for barge rig 257 in the Caspian Sea. Gross margins in Nigeria decreased primarily due to the community unrest in Nigeria which has resulted in significant damage to barge rig 74. The increase in gross margin for barge rig 257 in the Caspian Sea is the result of a one-time assessment during 2002 for property taxes that were related to previous years.

         Rental tool gross margin increased $1.6 million to $8.2 million during the current quarter as compared to the third quarter of 2002. Gross margin percentage increased to 58 percent during the current quarter as compared to 56 percent for the third quarter of 2002, due to a slight increase in revenues and a three percent decrease in operating expenses. More specifically, salaries and benefits have experienced a six percent decline during the current quarter, as compared to the third quarter of 2002.

         During the first quarter of 2002, we announced a new contract to design, construct, mobilize and sell a rig to drill extended reach wells to offshore targets from a land-based location on Sakhalin Island, Russia for an international consortium. We also entered into a contract to subsequently operate the rig on behalf of the international consortium. The revenue and expense for the project are recognized as construction contract revenue and expense. The profit from the design, construction, mobilization and rig-up fees is calculated on a percentage of completion basis. During the third quarter ended September 30, 2003 the design, construction, mobilization and rig-up was completed and we recognized $1.0 million in profit. The total profit recognized to date from the design, construction, mobilization and rig-up contract is $4.5 million, $2.0 million of which was recognized in 2003 and $2.5 million was recognized during 2002.

         General and Administrative expense decreased $2.0 million to $4.1 million in the current quarter as compared to the third quarter of 2002. The decrease is attributed to the following: salaries and wages decreased $1.0 million as a result of the reduction in force in June 2002, $0.3 million reduction in property and franchise taxes, $0.3 million reduction in legal and professional fees and the remaining decrease is a result of the ongoing cost reduction program implemented in 2002.

         Interest expense decreased $0.2 million in the third quarter of 2003 as compared to the third quarter of 2002. This decrease was the result of the purchase of $14.8 million of our convertible subordinated notes on the open market in May 2003, reduced interest amortization of the Boeing note and the amortization of the swap gain recognized upon liquidation of the swap agreements.

         Income tax expense consists of foreign tax expense of $3.9 million for the third quarter of 2003. For the third quarter of 2002, income tax expense consisted of foreign tax expense of $2.7 million and a deferred tax benefit of $4.0 million. Foreign taxes increased $1.2 million due primarily to a tax benefit realized in 2002 from a Kazakhstan tax ruling related to prior years. For the third quarter of 2003 we incurred a net loss, however, no additional deferred tax benefit was recognized since the sum of our deferred tax assets, principally the net operating loss carryforwards, exceeds the deferred tax liabilities, principally the excess of tax depreciation over book depreciation. This additional deferred tax asset was fully reserved through a valuation allowance in the current quarter.

Analysis of Discontinued Operations

                                                          Three Months Ended September 30,
                                                          --------------------------------
                                                               2003               2002
                                                          -------------      -------------
                                                               (Dollars in Thousands)
Discontinued operations drilling revenues:
  U.S. jackup and platform drilling                         $   13,108        $   12,621
  Latin America drilling                                         5,860             8,976
                                                            ----------        ----------
Total discontinued operations drilling revenues                 18,968            21,597
                                                            ----------        ----------
Discontinued operations operating income (loss)
  U.S. jackup and platform drilling (1)                          2,127             1,434
  Latin America drilling (1)                                     1,692             2,086
  Depreciation and amortization                                      -            (7,894)
                                                            ----------        ----------
Total discontinued operations operating income (loss) (2)        3,819            (4,374)

  Other income (expense) - net                                    (853)              134
  Provision for impairment of assets                                 -              (360)
  Tax benefit (expense)                                            991            (3,244)
                                                            ----------        ----------
Loss from discontinued operations                           $    3,957        $   (7,844)
                                                            ==========        ==========

(1) Drilling gross margin - drilling revenues less direct drilling operating expenses, excluding depreciation and amortization expense.

(2) Drilling operating income (loss) - drilling revenues less direct drilling operating expenses, including depreciation and amortization expense.

         Revenues in Latin America decreased $3.1 million primarily due to declining utilization in Colombia and Ecuador. During the third quarter of 2002 the Latin America region averaged 4 rigs operating as compared to an average of
2.5 rigs working during the third quarter of 2003. The decrease in revenues is primarily attributed to Ecuador which had generated $2.5 million revenues during the third quarter of 2002. During the third quarter of 2002, Ecuador had one rig operating, the contract was completed in late 2002 and the rig has been moved to Bangladesh. In Colombia we operated an average of 1.5 rigs during the current quarter as compared to two rigs working during the third quarter of 2002. One rig continued to work in Peru on a contract expected to continue into 2006.

         In Latin America gross margin declined $0.4 million primarily attributable to the completion of the contract in Ecuador late in 2002.

         U. S. jackup and platform drilling revenues increased $0.5 million in the current quarter as compared to the third quarter 2002. Jackup rig revenues decreased $0.6 million as a result of decreased utilization during the current quarter as compared to the third quarter of 2002. Jackup rig utilization was down from 97 percent during the third quarter of 2002 to 86 percent during the current quarter. A malfunction caused one side of the rig to become partially submerged in the water, resulting in the loss of certain drilling equipment overboard and damage to certain portions of the rig. We believe that substantially all of the loss of will be covered by insurance. Platform rig revenues increased $1.1 million as one platform rig operated during the third quarter of 2003.

         U.S. jackup and platform drilling gross margin increased $0.7 million in the current quarter as compared to the third quarter 2002. The gross margin was positively impacted during the current quarter by the platform rig that worked during the third quarter of 2003.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

         We recorded a net loss from continuing operations of $34.9 million for the nine months ended September 30, 2003 compared to a net loss from continuing operations of $9.6 million before the cumulative effect of a change in accounting principle for the nine months ended September 30, 2002. Losses from discontinued operations were $62.3 million and $20.9 million for the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2002 we adopted SFAS No. 142 which resulted in a $73.1 million impairment of goodwill which was recognized as a change in accounting principle.

Analysis of Continuing Operations

                                         Nine Months Ended September 30,
                                     ---------------------------------------
                                           2003                    2002
                                     ----------------       ----------------
                                             (Dollars in Thousands)
Drilling and rental revenues:
  U.S. drilling                      $ 49,593     22%       $ 56,695     22%
  International drilling              138,893     61%        163,208     63%
  Rental tools                         40,366     17%         37,206     15%
                                     --------    ---        --------    ---
Total drilling and rental revenues   $228,852    100%       $257,109    100%
                                     ========    ===        ========    ===

         Our drilling and rental revenues decreased $28.3 million to $228.9 million in the current nine-month period as compared to the nine months ended September 30, 2002. U.S. drilling revenues decreased $7.1 million due to an 11 percent decline in average dayrates for the 22 barge rigs during the current nine month period as compared to the nine months ended September 30, 2002. Utilization between the two periods remained constant at a rate of approximately 50 percent.

         International drilling revenues decreased $24.3 million to $138.9 million in the current nine-month period as compared to the nine months ended September 30, 2002. International land drilling revenues decreased $12.3 million while international offshore drilling revenues decreased $12.0 million. Land drilling revenues in the CIS operations decreased $1.6 million due to reduced utilization in Kazakhstan. In the Karachaganak field we worked three rigs during 2002 while only one worked during the nine months ended September 30, 2003. In addition, during December of 2002, TCO's release of one rig, owned by TCO, for which we provided labor services, resulted in reduced revenues. Decreased revenues in Kazakhstan were partially offset by increased revenues in Russia. During the second quarter of 2003 rig 262 began drilling operations on the Sakhalin Island resulting in increased revenues. Revenues in our Asia Pacific region decreased $11.6 million in 2003 as compared to 2002. Reduced utilization was the primary factor in all three countries in which we operate. Indonesia worked on average three rigs in 2002 and one rig during 2003. Both New Zealand and Papua New Guinea had one less rig working in 2003 as compared to 2002. Labor contracts in Kuwait increased in 2003 resulting in additional revenues of $0.9 million in 2003 as compared to the nine months ended September 30, 3002.

         The decrease of $12.0 million in international offshore drilling revenues was due primarily to reduced dayrates in Nigeria. As noted earlier, significant civil unrest resulted in the suspension of drilling operations on two of the three rigs working during 2003. Both of the barge rigs were evacuated and were placed on force majeure rates at approximately 90 percent of the full dayrate. One of the barge rigs returned to full operations while the second barge rig remains evacuated. In April 2003, barge rig 74 was placed on a standby rate approximating 45 percent of the full dayrate. As of the end of October 2003, barge rigs 75 and 73 are operating on full dayrates and barge rig 74 remains on a standby rate. Barge rig 72 has been stacked since the completion of its contract during the third quarter of 2002.

         Rental tool revenues increased $3.1 million as Quail Tools reported revenues in the current year of $40.4 million. Revenues increased $1.2 million from the New Iberia, Louisiana operations, increased $0.9 million from the Victoria, Texas operations, decreased $0.5 million from the Odessa, Texas operations and generated $1.5 million from its new operations in Evanston, Wyoming. Both, New Iberia, Louisiana and the Victoria, Texas operations experienced an increase in customer demand in the respective regions due to increased Gulf of Mexico drilling activity. The Odessa, Texas operation was down 11 percent in 2003 as compared to 2002 due to a decrease in customer activity in the region and a highly competitive pricing environment.

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      2003             2002
                                                 --------------   --------------
                                                      (Dollars in Thousands)
Drilling and rental operating income:
  U.S. drilling (1)                              $ 12,127   24%   $ 17,187   30%
  International drilling (1)                       42,673   31%     54,148   33%
  Rental tools (1)                                 23,498   58%     20,556   55%
  Depreciation and amortization                   (51,791)         (50,240)
                                                 --------         --------
Total drilling and rental operating income (2)     26,507           41,651

  Construction contract operating income            2,000            2,024
  General and administrative expense              (14,485)         (18,583)
  Provision for doubtful accounts                       -           (1,140)
  Gain on disposition of assets, net                  963            2,781
                                                 --------         --------
Total operating income                           $ 14,985         $ 26,733
                                                 ========         ========

(1) Drilling and rental gross margin - drilling and rental revenues less direct drilling and rental operating expenses, excluding depreciation and amortization expense; drilling and rental gross margin percentages - drilling and rental gross margin as a percent of drilling and rental revenues.

(2) Drilling and rental operating income - drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.

         Drilling and rental operating income of $26.5 million in the current nine-month period reflected a decrease of $15.1 million from the nine months ended September 30, 2002. Decreased gross margin in the U.S. drilling operations and international operations were partially offset by increased gross margin in the rental tools operations. The U.S. drilling operation gross margin decreased $5.1 million during the current period. The gross margin percentage decreased from 30 percent to 24 percent primarily attributed to the decrease in barge rig revenues in the current period.

         International drilling gross margin decreased $11.4 million in the current nine-month period as compared to the nine months ended September 30, 2002. International land drilling gross margin decreased $9.7 million to $26.0 million during the current nine-month period due primarily to the reduced revenues in our land drilling operations in Kazakhstan, Papua New Guinea and New Zealand, as previously discussed. The gross margin percentage for the international land drilling decreased from 39 percent to 33 percent in the current nine-month period. The international offshore drilling gross margin decreased $1.7 million to $16.7 million in the current nine-month period. The decrease is primarily attributed to reduced revenues resulting from the community unrest issues in Nigeria as discussed. Gross margins in Nigeria decreased approximately $3.5 million during the current nine-month period. This decrease was partially offset by an increase in gross margin related to barge rig 257 in the Caspian Sea. The increased gross margin was directly related to a one-time payment in 2002 for property taxes, as previously mentioned.

         Rental tool gross margin increased $2.9 million to $23.5 million during the current nine-month period as compared to 2002. Gross margin percentage increased to 58 percent during the current period as compared to 55 percent for the nine months ended September 30, 2002, due to an eight percent increase in revenues and only a one percent increase in operating expenses during the period. The slight increase in operating expenses was driven primarily by increased health care costs.

         Depreciation and amortization expense increased $1.6 million to $51.8 million during the current period. Depreciation expense increased due to capital additions during 2002.

         Interest expense increased $1.5 million for the nine months ended September 30, 2003 as compared to 2002. During the first quarter of 2002, we entered into three $50.0 million swap agreements that resulted in $2.6 million in interest savings during the nine months ended September 30, 2002. The swap agreements were terminated during the third quarter of 2002. Effective July 1, 2002 interest expense increased due to the exchange of $235.6 million in principal amount of new 10.125% senior notes due 2009 for a like amount of its 9.75% senior notes due 2006. Partially offsetting this increase was a reduction in interest from the purchase of $14.8 million of convertible subordinated notes on the open market in May 2003, reduced interest amortization of the Boeing note and the amortization of the swap gain recognized upon liquidation of the swap agreements.

         During the first quarter of 2002, we announced a new contract to build and operate a rig to drill extended reach wells to offshore targets from a land-based location on Sakhalin Island, Russia for an international consortium. The revenue and expense for the project are recognized as construction contract revenue and expense, with the profit calculated on a percentage of completion basis, $2.0 million was recognized during both the nine months ended September 30, 2003 and 2002, respectively.

         General and Administrative expense decreased $4.1 million to $14.5 million in the current nine-month period as compared to the nine months ended September 30, 2002. This decrease is primarily attributed to the following: salaries and wages decreased $1.4 million as a result of the reduction in force in June 2002; professional and legal fees decreased $0.9 million; $0.7 million decrease in property and franchise tax expense; and unscheduled maintenances of $0.2 million on the former corporate headquarters in Tulsa during 2002. The remaining decrease is a result of the ongoing cost reduction program implemented last year.

         Other expense decreased $5.7 million in the current nine-month period as compared to the nine months ended September 30, 2002. The nine months ended September 30, 2002 included $3.6 million related to the Exchange Offer and $0.6 million costs incurred for an attempted acquisition.

         Income tax expense consists of foreign tax expense of $11.6 million for the current nine-month period. For the nine months ended September 30, 2002 income tax expense included foreign tax expense of $7.6 million and deferred tax benefit of $13.7 million. Foreign taxes increased $4.0 million in the current nine-month period due primarily to a tax benefit realized in 2002 from a Kazakhstan tax ruling related to prior years. For the current nine-month period we incurred a net loss, however, no additional deferred tax benefit was recognized since the sum of our deferred tax assets, principally the net operating loss carryforwards, exceeds the deferred tax liabilities, principally the excess of tax depreciation over book depreciation. This additional deferred tax asset was fully reserved through a valuation allowance in the current quarter.

Analysis of Discontinued Operations

                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                              2003                2002
                                                          -----------         -----------
                                                              (Dollars in Thousands)
Discontinued operations drilling revenues:
  U.S. jackup and platform drilling                         $ 35,428           $ 29,641
  Latin America drilling                                      18,201             35,948
                                                            --------           --------
Total discontinued operations drilling revenues             $ 53,629           $ 65,589
                                                            ========           ========


Discontinued operations operating income (loss)
  U.S. jackup and platform drilling (1)                     $  3,666           $   (243)
  Latin America drilling (1)                                   3,166              9,043
  Depreciation and amortization                              (14,629)           (22,796)
                                                            --------           --------
Total discontinued operations operating income loss (2)       (7,797)           (13,996)

  Other income (expense) - net                                  (558)               568
  Provision for impairment of assets                         (53,968)              (360)
  Tax expense                                                    (22)            (7,149)
                                                            --------           --------
Loss from discontinued operations                           $(62,345)          $(20,937)
                                                            ========           ========

(1) Drilling gross margin - drilling revenues less direct drilling operating expenses, excluding depreciation and amortization expense.

(2) Drilling operating income (loss) - drilling revenues less direct drilling operating expenses, including depreciation and amortization expense.

         Revenues in Latin America decreased $17.7 million to $18.2 million in the current nine-month. The region operated an average of 3.0 rigs in the current nine-month period as compared to 7.0 rigs in the nine months ended September 30, 2002. The decline in utilization in Colombia and Ecuador, as mentioned previously, was partially offset by operations in Peru. Peru had one rig operating at full dayrate for the current nine-month period as compared to a reduced move rate for a portion of the nine months ended September 30, 2002.

         Gross margin in the Latin America region decreased $5.9 million to $3.2 million in the current period as compared to the nine months ended September 30, 2002. The loss of four contracts in Colombia in mid 2002 and completion of one contract in Ecuador contributed to the decline in gross margin. Of the four contracts cancelled in Colombia, only one rig returned to work in early 2003.

         Revenues for the U.S. jackup and platform drilling operations increased $5.8 million to $35.4 million in the current nine-month period as compared to the nine months ended September 30, 2002. The jackup rigs contributed to the increase with higher utilization and improved dayrates. Utilization for the jackup rigs increased from 76 percent to 81 percent and average dayrates improved 9 percent in the current nine-month period as compared to the nine months ended September 30, 2002. The platform rigs utilization and dayrates increased slightly during the current nine-month period as compared to the nine months ended September 30, 2002.

         The U.S. jackup and platform drilling gross margin was $3.7 million in the current period, an increase of $3.9 million from the nine months ended September 30, 2002. The gross margin was positively impacted in the current period by higher dayrates and utilization for the jackup rigs and platform rigs as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2003, we had cash and cash equivalents of $81.4 million, an increase of $29.4 million from December 31, 2002. The primary sources of cash for the nine-month period as reflected on the Consolidated Condensed Statement of Cash Flows were $68.2 million provided by operating activities and $5.1 million from the disposition of equipment.

         The primary uses of cash for the nine-month period ended September 30, 2003 were $23.8 million for capital expenditures and $20.1 million for repayment of debt. We used $14.5 million cash to purchase $14.8 million face value of its outstanding convertible subordinated notes on the open market in May 2003. Major capital expenditures during the current nine-month period included purchases of drill pipe and tubulars by Quail Tools.

         As of September 30, 2002, we had cash and cash equivalents of $32.4 million, a decrease of $28.0 million from December 31, 2001. The net cash provided by operating activities as reflected on the Consolidated Condensed Statement of Cash Flows was $7.0 million. This included an increase in other current assets of $23.8 million of which $27.2 million related to construction of rig 262 for the Sakhalin Island project. Cash flows from investing activities included $39.2 million for capital expenditures and proceeds from the sale of assets of $5.5 million. Cash flows from financing activities included $3.9 million repayment of debt. On July 24, 2002, we terminated $150.0 million of interest rate swap agreements associated with its 9.75% senior notes and received $3.5 million. A gain totaling $2.6 million will be amortized over the remaining term of the 9.75% senior notes as a reduction to interest expense.

         We anticipate the working capital needs and funds required for capital spending will be met from existing cash, asset sales and cash provided by operations. It is our intention to limit capital spending, net of reimbursements from customers, to less than $50.0 million in 2003. Should new opportunities requiring additional capital arise, we may seek project financing or equity participation from outside alliance partners or customers. We have no assurances that such financing or equity participation would be available on terms acceptable to us.

         We had total long-term debt of $569.4 million, including the current portion of $65.7 million at September 30, 2003. As of September 30, 2003, the long-term debt included:

         - $109.7 million aggregate principal amount of 5.5% convertible subordinated notes, which are due August 1, 2004 (The undrawn portion of the term loan can only be used to repay the 5.5% convertible subordinated notes, therefore $50.0 million of these notes have been reclassified as long-term.)

         - $214.2 million aggregate principal amount of 9.75% senior notes, which are due November 15, 2006; and

         - $236.5 million aggregate principal amount of 10.125% senior notes, which are due on November 15, 2009.

         Subsequent to September 30, 2003, we refinanced a portion of our existing debt by issuing $175.0 million of new 9.625% senior notes due 2013 and replaced our senior credit facility with a $150.0 million senior credit agreement. The senior credit agreement consists of a four-year $100.0 million delayed draw term loan facility and a three-year $50.0 million revolving credit facility that are secured by certain drilling rigs, rented tool equipment, accounts receivable and substantially all of the stock of the subsidiaries, and contains customary affirmative and negative covenants. The proceeds of the new 9.625% senior notes, plus an initial draw of $50.0 million under the term loan facility, were partially used to retire $184.3 million of the 9.75% senior notes due 2006 that had been tendered pursuant to a tender offer dated September 24, 2003. The balance of the proceeds from the new senior notes and the initial draw down under the term loan facility will be used to retire the remaining $29.9 million of 9.75% senior notes that were not tendered but have been called for redemption effective November 15, 2003.

         The revolving credit facility portion of the senior credit agreement replaces the previous $50.0 million revolving credit facility that would have expired in late October 2003. The revolving credit facility is available for working capital requirements, general corporate purposes and to support letters of credit. Availability under the revolving credit facility is subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tool equipment. As of September 30, 2003 the borrowing base was $41.1 million, of which none had been drawn down, and $10.4 million had been reserved for letters of credit, resulting in available revolving credit of $30.7 million.

         As of September 30, 2003, after giving effect to the new 9.625% senior notes, the new credit agreement and the call of the remaining 9.75% senior notes, on a proforma basis we would have had approximately $131.7 million of liquidity. This liquidity would have been comprised of $81.4 million of cash on hand, $30.7 million of undrawn availability under the new revolving credit facility and $50.0 million of availability under the delayed draw term loan facility (which may only be used to repay the 5.5% convertible subordinated notes), less $30.4 million to call the remaining 9.75% senior notes. In the previous quarter we advised that due to cross default provisions in our debt agreements, if we were unable to pay the 5.5% convertible subordinated notes when due all of our debt would be declared in default and would become immediately due and payable. We believe that any such concern has been substantially alleviated. Based on our current liquidity, along with cash which is anticipated to be generated from operations, will provide sufficient liquidity to repay the $109.7 million of convertible subordinated notes due in August 2004.

         The following tables summarize our future contractual cash obligations and other commercial commitments after giving effect to the financing transactions on October 10, 2003.

                                                                                    After 5
                                            1 Year    2 - 3 Years    4 - 5 Years     Years       Total
                                           --------   -----------    -----------    --------   --------
                                                             (Dollars in Thousands)
Contractual cash obligations:
  Long-term debt - principal (1)           $115,673     $    525       $ 50,000     $410,612   $576,810
  Long-term debt - interest (1)              56,253       85,909         85,909      111,056    339,127
  Operating leases (2)                        2,772        3,958          3,136          854     10,720
                                           --------     --------       --------     --------   --------
Total contractual cash obligations         $174,698     $ 90,392       $139,045     $522,522   $926,657
                                           ========     ========       ========     ========   ========

Commercial commitments:
  Revolving credit facility (3)            $      -     $      -       $      -     $      -   $      -
  Standby letters of credit (3)              10,410            -              -            -     10,410
                                           --------     --------       --------     --------   --------
Total commercial commitments               $ 10,410     $      -       $      -     $      -   $ 10,410
                                           ========     ========       ========     ========   ========

(1) Long-term debt includes the principal and interest cash obligations of the 9.625%, senior notes, the 10.125% senior notes, the 5.5% convertible subordinated notes, the secured 10.1278% promissory note and the capital leases. Premiums related to the senior notes and interest rate swap mark to market gain (see Note 9 of the Notes to Unaudited Consolidated Condensed Financial Statements) are not included in the contractual cash obligations schedule. On October 11, 2003 $184.3 million of the 9.75% senior notes were retired, the remaining $29.9 million were not tendered but have been called effective November 15, 2003. Therefore, the 9.75% senior notes are not included in the contractual obligations schedule.

(2) Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3) We have a $50.0 million revolving credit facility with an available borrowing base of $41.1 million. As of September 30, 2003, none has been drawn down, but $10.4 million of availability has been used to support letters of credit that have been issued. The revolving credit facility expires in October 2006.

         We do not have any unconsolidated special-purpose entities, off-balance-sheet financing arrangements or guarantees of third-party financial obligations. We have no energy or commodity contracts.

OTHER MATTERS

Critical Accounting Policies

         We consider certain accounting policies related to impairment of property, plant and equipment, impairment of goodwill, the valuation of deferred tax assets and revenue recognition to be critical accounting policies due to the estimation processes involved in each.

         Impairment of property, plant and equipment - Management periodically evaluates our property, plant and equipment to determine that their net carrying value is not in excess of their net realizable value. These evaluations are performed when we have realized sustained significant declines in utilization and dayrates and recovery is not contemplated in the near future. Management considers a number of factors such as estimated future cash flows, appraisals and current market value analysis in determining net realizable value. Assets are written down to their fair value if it is below its net carrying value.

         In June 2003, the board of directors approved a plan to sell the Latin America assets consisting of 17 land rigs and related inventory and spare parts and the U.S. Gulf of Mexico assets consisting of seven jackup rigs and four platform rigs. We are actively marketing the assets through an independent broker and expect to complete the sale by the end of December, 2003. At June 30, 2003, the net book value of the assets to be sold exceeded the fair value and as a result an impairment charge including estimated sales expenses was recognized in the amount of $54.0 million, (see Note 4 of the Notes to Unaudited Consolidated Condensed Financial Statements for additional information).

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

         Accounting for income taxes - As part of the process of preparing the consolidated financial statements, we are required to estimate the income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and certain accrued liabilities for tax and accounting purposes. These differences and the net operating loss carryforwards result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we established a valuation allowance or increase or decrease this allowance in a period, we must include an expense or reduction of expense within the tax provision in the statement of operations.

         Revenue recognition - We recognizes revenues and expenses on dayrate contracts as the drilling progresses (percentage of completion method) because we do not bear the risk of completion of the well. For meterage contracts, we recognize the revenues and expenses upon completion of the well (completed contract method). Revenues from rental activities are recognized ratably over the rental term which is generally less than six months.

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

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." The interpretation requires disclosure about the nature and terms of obligations under certain guarantees that we have issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective immediately. We were not impacted by the issuance of FIN 45.

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

         On January 17, 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51." The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities ("VIE")) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. We will adopt this standard in December 2003, and do not expect it to have a significant effect on our results of operations or our financial position.

         In March 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement will be effective for contracts entered into, modified or designated as hedges after June 30, 2003. Implementation of this statement did not have a material effect on our results of operations or our financial position.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. This statement will be effective for all financial statements entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Implementation of this statement did not have a significant effect on our financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

         We are exposed to interest rate risk from our fixed-rate debt. In January 2002, we hedged against a portion of the risk of changes in fair value associated with its $214.2 million 9.75% senior notes by entering into three fixed-to-variable interest rate swap agreements with a total notional amount of $150.0 million. We assumed no ineffectiveness as each interest rate swap agreement met the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swap agreements were offset by changes in the fair value of the debt and no net gain or loss was recognized in earnings. During the nine months ended September 30, 2002 the interest rate swap agreements reduced interest expense $2.6 million.

         On July 24, 2002, we terminated all the interest rate swap agreements and received $3.5 million. A gain totaling $2.6 million is being recognized as a reduction to interest expense over the remaining term (ending November 2006) of the debt instrument, of which $0.2 million and $0.5 million was recognized during the three and nine months ended September 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures - The Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

         Internal Control Over Financial Reporting - There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  The following exhibits are filed as a part of this report:

Exhibit Number                                Description ---------
               -----------------------------------------------------------------
4.1            Third Supplemental Indenture dated as of October 7, 2003, between
               Parker Drilling Company and Subsidiary Guarantors and JPMorgan
               Chase Bank as Trustee, respecting 10.125% Senior Notes Due 2009

4.2 Fourth Supplemental Indenture dated as of October 10, 2003, between Parker Drilling Company and Subsidiary Guarantors and
               JPMorgan Chase Bank as Trustee, respecting 10.125% Senior Notes
               Due 2009

4.3            Sixth Supplemental Indenture dated as of October 7, 2003, between
               Parker Drilling Company and Subsidiary Guarantors and JPMorgan
               Chase Bank as Trustee, respecting 9.75% Senior Notes Due 2006

4.4 Seventh Supplemental Indenture dated as of October 10, 2003, between Parker Drilling Company and Subsidiary Guarantors and
               JPMorgan Chase Bank as Trustee, respecting 9.75% Senior Notes
               Due 2006

10.1           Credit Agreement, dated as of October 10, 2003 among Parker
               Drilling Company as borrower and the several lenders named therein

10.2           Non-Employee Director Deferred Compensation Plan dated December
               1, 2002

12.1           Ratio of Earnings to Fixed Charges

15             Letter re Unaudited Interim Financial Information

31.1           Section 302 Certification - Chief Executive Officer

31.2           Section 302 Certification - Chief Financial Officer

32.1           Section 906 Certification - Chief Executive Officer

32.2           Section 906 Certification - Chief Financial Officer

         (b)      Reports on Form 8-K:

                  We filed a Form 8-K on September 26, 2003, announcing our tender offer and consent solicitation for 9.75% senior notes due 2006 and consent solicitation for 10.125% senior notes due 2009.

                  We filed a Form 8-K on October 7, 2003, announcing our sale of 9.625% senior notes due 2013.

                  We filed a Form 8-K on October 31, 2003, announcing our operating results for the quarter ended September 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Parker Drilling Company
                                                  Registrant

Date: November 13, 2003

                                            By:   /s/ James W. Whalen
                                                 -------------------------------
                                                  James W. Whalen
                                                  Senior Vice President and
                                                  Chief Financial Officer

                                            By:   /s/ W. Kirk Brassfield
                                                 -------------------------------
                                                  W. Kirk Brassfield
                                                  Vice President and Controller

                                INDEX TO EXHIBITS

Exhibit
 Number                                Description
----------     -----------------------------------------------------------------
4.1            Third Supplemental Indenture dated as of October 7, 2003, between
               Parker Drilling Company and Subsidiary Guarantors and JPMorgan
               Chase Bank as Trustee, respecting 10.125% Senior Notes Due 2009

4.2 Fourth Supplemental Indenture dated as of October 10, 2003, between Parker Drilling Company and Subsidiary Guarantors and
               JPMorgan Chase Bank as Trustee, respecting 10.125% Senior Notes
               Due 2009

4.3            Sixth Supplemental Indenture dated as of October 7, 2003, between
               Parker Drilling Company and Subsidiary Guarantors and JPMorgan
               Chase Bank as Trustee, respecting 9.75% Senior Notes Due 2006

4.4 Seventh Supplemental Indenture dated as of October 10, 2003, between Parker Drilling Company and Subsidiary Guarantors and
               JPMorgan Chase Bank as Trustee, respecting 9.75% Senior Notes
               Due 2006

10.1           Credit Agreement, dated as of October 10, 2003 among Parker
               Drilling Company as borrower and the several lenders named therein

10.2           Non-Employee Director Deferred Compensation Plan dated December
               1, 2002

12.1           Ratio of Earnings to Fixed Charges

15             Letter re Unaudited Interim Financial Information

31.1           Section 302 Certification - Chief Executive Officer

31.2           Section 302 Certification - Chief Financial Officer

32.1           Section 906 Certification - Chief Executive Officer

32.2           Section 906 Certification - Chief Financial Officer