Form 10-K/A
period 2003-12-31
PARKER DRILLING CO /DE/
filed 2004-03-22
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

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
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the agreement is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     The aggregate market value of our common stock held by non-affiliates on June 30, 2003 was $258.9 million. At January 31, 2004, there were 94,176,081 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2004 annual meeting of shareholders are incorporated by reference in Part III.

ITEM 6. SELECTED FINANCIAL DATA
SIGNATURES
INDEX TO EXHIBITS
Cert.of President & CEO Pursuant to Section 302
Cert. of Senior VP & CFO Pursuant to Section 302
Cert.of President & CEO Pursuant to Section 906
Cert.of Senior VP & CFO Pursuant to Section 906

Explanatory Note

     This Amendment No. 1 to the Annual Report on Form 10-K of Parker Drilling Company (the “Form 10-K”) for the fiscal year ended December 31, 2003 is being filed solely to add basic and diluted earnings (loss) per share to Item 6 of the original Form 10-K filed with the Securities and Exchange Commission on March 12, 2004. In addition, we have included as exhibits to this Amendment No. 1 to the Form 10-K currently dated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 1.

2

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

3

ITEM 6. SELECTED FINANCIAL DATA (continued)

     The following financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2003	2002 (1)	2001 (1)	2000 (1)	1999 (1)
Statement of Operations Data	(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$67,449	$78,330	$118,998	$89,121	$77,518
International drilling	191,698	216,991	210,427	143,858	114,135
Rental tools	54,637	47,510	65,629	42,833	27,656

Total drilling and rental revenues	313,784	342,831	395,054	275,812	219,309

Total drilling and rental operating expenses	271,695	284,988	305,330	241,521	208,983

Drilling and rental operating income	42,089	57,843	89,724	34,291	10,326
Net construction contract operating income	2,000	2,462	—	—	—
General and administration expense	19,256	24,728	21,721	20,392	16,312
Provision for reduction in carrying value of certain assets and reorganization expense	6,028	1,140	7,500	7,805	11,005
Gain on disposition of assets, net	3,557	2,997	1,757	22,398	37,945

Total operating income	22,362	37,434	62,260	28,492	20,954

Other income and (expense):
Interest expense	(53,790)	(52,409)	(53,015)	(57,036)	(55,928)
Other	(3,638)	(3,140)	3,169	12,068	3,798

Total other income and (expense)	(57,428)	(55,549)	(49,846)	(44,968)	(52,130)

Income (loss) before income taxes	(35,066)	(18,115)	12,414	(16,476)	(31,176)
Income tax expense (benefit)	16,703	(2,836)	11,429	(218)	(2,760)

Income (loss) from continuing operations	(51,769)	(15,279)	985	(16,258)	(28,416)
Discontinued operations, net of taxes	(57,930)	(25,631)	10,074	(2,787)	(9,481)
Cumulative effect of change in accounting principle	—	(73,144)	—	—	—

Net income (loss)	$(109,699)	$(114,054)	$11,059	$(19,045)	$(37,897)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.55)	$(0.16)	$0.01	$(0.20)	$(0.37)
Net income (loss)	$(1.17)	$(1.23)	$0.12	$(0.23)	$(0.49)
Balance Sheet Data
Cash and cash equivalents	$67,765	$51,982	$60,400	$62,480	$45,501
Property, plant and equipment, net	387,664	641,278	695,529	663,525	661,402
Assets held for sale	150,370	896	1,800	6,860	17,063
Total assets	847,632	953,325	1,105,777	1,107,419	1,082,743
Total long-term debt and capital leases, including current portion	571,625	589,930	592,172	597,627	653,631
Stockholders’ equity	192,803	300,626	412,143	399,163	329,421

(1)	During the first quarter of 2003, the Company determined that pursuant to the provisions of EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” amounts received as reimbursements should have been reported as revenues, with the corresponding amounts reported as operating expenses. In prior years, the Company netted the reimbursement with the cost in the statement of operations. Accordingly, the Company has revised its previously issued statement of operations to reflect this new presentation. The effect of making this change was an increase in both total drilling and rental revenues and total drilling and rental operating expenses for continuing operations of $32.6 million, $37.6 million, $20.8 million and $8.1 million for the years ended December 31, 2002, 2001, 2000 and 1999, respectively, and $4.9 million, $7.1 million, $9.7 million and $10.4 million for discontinued operations for the years ended December 31, 2002, 2001, 2000 and 1999, respectively. This revision has no effect on total operating income, net income, cash flows or any balance sheet amount presented.

4

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKER DRILLING COMPANY

By	/s/ Robert L. Parker Jr.

Robert L. Parker Jr. President and Chief Executive Officer and Director

Date: March 19, 2004

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION
31.1	-	Robert L. Parker Jr., President and Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	James W. Whalen, Senior Vice President and Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	-	Robert L. Parker Jr., President and Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	-	James W. Whalen, Senior Vice President and Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

5