Form 10-Q
period 2004-03-31
PARKER DRILLING CO /DE/
filed 2004-05-10
CIK 76321

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------


(MARK ONE)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM           TO
                                             ---------    ---------


                          COMMISSION FILE NUMBER 1-7573


                             PARKER DRILLING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       73-0618660
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


              1401 Enclave Parkway, Suite 600, Houston, Texas 77077
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (281) 406-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

     As of April 30, 2004, 94,289,976 common shares were outstanding.


================================================================================

                             PARKER DRILLING COMPANY

                                      INDEX

                                                                                                      Page No.
                                                                                                      --------
Part I.         Financial Information                                                                        2

                Item 1.  Financial Statements                                                                2

                Consolidated Condensed Balance Sheets (Unaudited)
                March 31, 2004 and December 31, 2003                                                         2

                Consolidated Condensed Statements of Operations (Unaudited)
                Three Months Ended March 31, 2004 and 2003                                                   3

                Consolidated Condensed Statements of Cash Flows (Unaudited)
                Three Months Ended March 31, 2004 and 2003                                                   4

                Notes to the Unaudited Consolidated Condensed
                Financial Statements                                                                    5 - 16

                Report of Independent Accountants                                                           17

                Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                    18 - 27

                Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         27

                Item 4.  Controls and Procedures                                                            27

Part II.        Other Information                                                                           28

                Item 1.  Legal Proceedings                                                                  28

                Item 2.  Changes in Securities and Use of Proceeds                                          28

                Item 3.  Defaults Upon Senior Securities                                                    28

                Item 4.  Submission of Matters to a Vote of Security Holders                                28

                Item 5.  Other Information                                                                  28

                Item 6.  Exhibits and Reports on Form 8-K                                                   29

                Signatures                                                                                  30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                March 31,       December 31,
                                                                                  2004              2003
                                                                              ------------      ------------
                                  ASSETS

Current Assets:
   Cash and cash equivalents                                                  $     93,546      $     67,765
   Accounts and notes receivable, net                                               87,436            89,050
   Rig materials and supplies                                                       14,211            13,627
   Other current assets                                                              3,675             2,466
                                                                              ------------      ------------
            Total current assets                                                   198,868           172,908
                                                                              ------------      ------------
Property, plant and equipment less
   accumulated depreciation and amortization of $428,653
   at March 31, 2004 and $414,665 at December 31, 2003                             375,778           387,664
Assets held for sale                                                               127,724           150,370
Goodwill                                                                           114,398           114,398
Other noncurrent assets                                                             21,639            22,292
                                                                              ------------      ------------
                  Total assets                                                $    838,407      $    847,632
                                                                              ============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                                          $     44,802      $     60,225
   Accounts payable and accrued liabilities                                         64,967            54,595
   Accrued income taxes                                                             16,231            13,809
                                                                              ------------      ------------
            Total current liabilities                                              126,000           128,629
                                                                              ------------      ------------
Long-term debt                                                                     511,366           511,400
Discontinued operations                                                              5,673             6,421
Other long-term liabilities                                                          6,295             8,379
Contingencies (Note 7)
Stockholders' equity:
   Common stock                                                                     15,711            15,696
   Capital in excess of par value                                                  438,583           438,311
   Unamortized restricted stock plan compensation                                     (882)           (1,885)
   Accumulated other comprehensive income - net unrealized
         gain on investments available for sale                                        725               881
   Accumulated deficit                                                            (265,064)         (260,200)
                                                                              ------------      ------------
            Total stockholders' equity                                             189,073           192,803
                                                                              ------------      ------------
                  Total liabilities and stockholders' equity                  $    838,407      $    847,632
                                                                              ============      ============




              See accompanying notes to the unaudited consolidated
                        condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
 (Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
                                   (Unaudited)


                                                                   Three Months Ended March 31,
                                                                  ------------------------------
                                                                      2004              2003
                                                                  ------------      ------------
Drilling and rental revenues:
  U.S. drilling                                                   $     19,759      $     17,645
  International drilling                                                50,241            47,712
  Rental tools                                                          15,103            12,613
                                                                  ------------      ------------
Total drilling and rental revenues                                      85,103            77,970
                                                                  ------------      ------------
Drilling and rental operating expenses:
  U.S. drilling                                                         12,691            12,099
  International drilling                                                35,196            32,347
  Rental tools                                                           6,613             5,416
  Depreciation and amortization                                         16,249            17,142
                                                                  ------------      ------------
Total drilling and rental operating expenses                            70,749            67,004
                                                                  ------------      ------------
Drilling and rental operating income                                    14,354            10,966
                                                                  ------------      ------------
Construction contract revenue                                               --             2,266

Construction contract expense                                               --             2,266
                                                                  ------------      ------------
Construction contract operating income                                      --                --
                                                                  ------------      ------------
General and administration expense                                      (6,042)           (5,085)
Gain on disposition of assets, net                                         652               451
                                                                  ------------      ------------
Total operating income                                                   8,964             6,332
                                                                  ------------      ------------
Other income and (expense):
  Interest expense                                                     (13,407)          (13,444)
  Interest income                                                          229               187
  Loss on extinguishment of debt                                          (316)               --
  Minority interest                                                       (290)               73
  Other                                                                     99                58
                                                                  ------------      ------------
Total other income and (expense)                                       (13,685)          (13,126)
                                                                  ------------      ------------
Loss before income taxes                                                (4,721)           (6,794)
Income tax expense                                                       3,972             3,794
                                                                  ------------      ------------
Loss from continuing operations                                         (8,693)          (10,588)
Discontinued operations, net of taxes                                    3,829            (5,613)
                                                                  ------------      ------------
Net loss                                                          $     (4,864)     $    (16,201)
                                                                  ============      ============
Basic and diluted earnings (loss) per share:
  Loss from continuing operations                                 $      (0.09)     $      (0.11)
  Discontinued operations, net of taxes                           $       0.04      $      (0.06)
  Net loss                                                        $      (0.05)     $      (0.17)

Number of common shares used in computing earnings per share:
  Basic and diluted                                                 93,594,900        92,848,131


              See accompanying notes to the unaudited consolidated
                        condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                            Three Months Ended March 31,
                                                                                        ------------------------------------
                                                                                              2004                 2003
                                                                                        ---------------      ---------------
Cash flows from operating activities:
   Net loss                                                                             $        (4,864)     $       (16,201)
   Adjustments to reconcile net loss to
      net cash provided by operating activities:
      Depreciation and amortization                                                              16,249               17,142
      Gain on disposition of assets                                                                (652)                (451)
      Expenses not requiring cash                                                                 2,197                1,216
      Discontinued operations                                                                      (950)               7,135
      Change in operating assets and liabilities                                                  8,687               29,872
                                                                                        ---------------      ---------------
   Net cash provided by operating activities                                                     20,667               38,713
                                                                                        ---------------      ---------------

Cash flows from investing activities:

   Capital expenditures                                                                          (5,323)              (6,935)
   Proceeds from the sale of equipment                                                            1,310                2,289
   Proceeds from insurance settlement                                                            24,300                   --
                                                                                        ---------------      ---------------
   Net cash provided by (used in) investing activities                                           20,287               (4,646)
                                                                                        ---------------      ---------------

Cash flows from financing activities:

   Principal payments under debt obligations                                                    (15,423)              (1,647)
   Proceeds from stock options exercised                                                            250                   --
                                                                                        ---------------      ---------------
   Net cash used in financing activities                                                        (15,173)              (1,647)
                                                                                        ---------------      ---------------

Net change in cash and cash equivalents                                                          25,781               32,420
Cash and cash equivalents at beginning of period                                                 67,765               51,982
                                                                                        ---------------      ---------------
Cash and cash equivalents at end of period                                              $        93,546     $         84,402
                                                                                        ===============      ===============

Supplemental cash flow information:

   Interest paid                                                                        $         4,402      $         3,982
   Income taxes paid                                                                    $         1,607      $         3,480

Supplemental noncash investing activity:

   Net unrealized loss on investments available for sale                                $          (156)     $          (212)

   Capital lease obligation                                                             $            --      $           290



              See accompanying notes to the unaudited consolidated
                        condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. General - In the opinion of the management of Parker Drilling Company (the "Company"), the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of March 31, 2004 and December 31, 2003, (2) the results of operations for the three months ended March 31, 2004 and 2003, and (3) cash flows for the three months ended March 31, 2004 and 2003. Results for the three months ended March 31, 2004 are not necessarily indicative of the results that will be realized for the year ending December 31, 2004. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2003.

     Our independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, their independent accountant's report of that review should not be considered a report within the meaning of Section 7 and 11 of that Act, and the independent accountants liability under
     Section 11 does not extend to it.

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

                                                        Three Months Ended March 31,
                                                    ------------------------------------
                                                         2004                  2003
                                                    ---------------      ---------------
                                                       (Dollars in Thousands, Except
                                                              Per Share Amounts)
     Net loss as reported                           $        (4,864)     $       (16,201)

     Stock-based employee compensation expense
             included in net loss as reported                   979                   --

     Stock-based compensation expense
             determined under fair value method,
             net of tax                                      (1,236)                (392)
                                                    ---------------      ---------------
     Net loss pro forma                             $        (5,121)     $       (16,593)
                                                    ===============      ===============

     Basic and diluted loss per share:

             Net loss as reported                   $         (0.05)     $         (0.17)
             Net loss pro forma                     $         (0.05)     $         (0.18)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2004 and 2003: no dividend yield; expected volatility of 59.1% and 56.9% respectively; risk-free interest rate of 2.74% and 4.88%, respectively; and expected lives of options, 5-7 years.

2.   Earnings Per Share -

                                                         Three Months Ended March 31, 2004
                                               ------------------------------------------------------
                                                Income (Loss)           Shares            Per Share
                                                 (Numerator)        (Denominator)          Amount
                                               --------------      --------------      --------------
     Basic and diluted EPS:
     Loss from continuing operations           $   (8,693,000)         93,594,900      $        (0.09)

     Discontinued operations, net of taxes          3,829,000                                    0.04
                                               --------------                          --------------
     Net loss                                  $   (4,864,000)                         $        (0.05)
                                               ==============                          ==============




                                                         Three Months Ended March 31, 2003
                                               ------------------------------------------------------
                                                   Loss                Shares             Per Share
                                                (Numerator)         (Denominator)          Amount
                                               --------------      --------------      --------------
     Basic and diluted EPS:
     Loss from continuing operations           $  (10,588,000)         92,848,131      $        (0.11)

     Discontinued operations, net of taxes         (5,613,000)                                  (0.06)
                                               --------------                          --------------

     Net loss                                  $  (16,201,000)                         $        (0.17)
                                               ==============                          ==============

     The Company has outstanding $94,669,000 of 5.5% convertible subordinated notes which are convertible into 6,151,332 shares of common stock at $15.39 per share. The notes have been outstanding since their issuance in July 1997 but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. For the three months ended March 31, 2004, options to purchase 9,866,091 shares of common stock at prices ranging from $1.96 to $12.19 per share, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the period. For the three months ended March 31, 2003, options to purchase 9,553,809 shares of common stock at prices ranging from $2.24 to $12.19 per share, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the period.

3. Business Segments - The primary services the Company provides are as follows: U.S. drilling, international drilling and rental tools. Information regarding the Company's operations by industry segment for the three months ended March 31, 2004 and 2003 is as follows:

                                                        Three Months Ended March 31,
                                                    ------------------------------------
                                                         2004                 2003
                                                   ---------------      ---------------
                                                           (Dollars in Thousands)
     Drilling and rental revenues:
         U.S. drilling                              $        19,759      $        17,645
         International drilling                              50,241               47,712
         Rental tools                                        15,103               12,613
                                                    ---------------      ---------------
     Total drilling and rental revenues             $        85,103      $        77,970
                                                    ===============      ===============

     Drilling and rental operating income:

         U.S. drilling                              $         2,306      $           653
         International drilling                               7,053                6,355
         Rental tools                                         4,995                3,958
                                                    ---------------      ---------------
     Total drilling and rental operating income              14,354               10,966

     General and administrative expense                      (6,042)              (5,085)
     Gain on disposition of assets, net                         652                  451
                                                    ---------------      ---------------
     Total operating income                                   8,964                6,332

     Interest expense                                       (13,407)             (13,444)
     Loss on extinguishment of debt                            (316)                  --
     Other income, net                                           38                  318
                                                    ---------------      ---------------
     Loss before income taxes                       $        (4,721)     $        (6,794)
                                                    ===============      ===============

4. Discontinued Operations - In June 2003, the Company's board of directors approved a plan to sell its Latin America assets consisting of 17 land rigs and related inventory and spare parts and its Gulf of Mexico offshore assets consisting of seven jackup rigs and four platform rigs. One Latin America land rig was sold in July 2003 resulting in 16 remaining land rigs. The Company is actively marketing the assets through an independent broker and expects to complete the sales during 2004. At June 30, 2003, the net book value of the assets to be sold exceeded the estimated fair value and as a result an impairment charge including estimated sales expenses was recognized in the amount of $54.0 million. The impairment of $54.0 million was allocated as follows; $50.0 million to the Gulf of Mexico offshore assets and $4.0 million to the Latin America assets.

     The two operations that constitute this plan of disposition meet the requirements of discontinued operations under the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The consolidated financial statements were restated to present the Latin America operations and the U.S. jackup and platform drilling operations as discontinued operations. The discontinued operations assets of $120.8 million at March 31, 2004 are mainly comprised of the estimated fair value of drilling rigs and related spare parts and supplies. The discontinued operations liabilities of $5.7 million at March 31, 2004 consist mainly of deferred revenues and estimated accrued costs to sell the assets. The prior periods presented have been reclassified to reflect the discontinued operations.

     On September 11, 2003, a malfunction caused one side of jackup rig 14 to become partially submerged resulting in significant damage to the rig and the drilling equipment. The Company received from its insurance underwriters a total loss settlement of $27.0 million, of which $24.3 million was received in March 2004 with the remaining $2.7 received on April 8, 2004. The cost incurred to tow the rig to the port and pay for the damage assessment approximated $4.0 million resulting in net insurance proceeds of approximately $23.0 million. The net book value of jackup rig 14 was $17.7 million at March 31, 2004. In compliance with Generally Accepted Accounting Principles ("GAAP") the Company is required to recognize the gain from the insurance proceeds in excess of the net book value of the asset. When considered separately from the original Gulf of Mexico offshore disposal group, this resulted in a gain of approximately $5.3 million from the involuntary conversion of the jackup rig. Considering the impact of the gain, the Company still believes that the overall valuation of the Gulf of Mexico offshore group remains unchanged from that determined on June 30, 2003, as previously discussed. As a result, the Company recognized an additional impairment of $5.3 million during the first quarter of 2004.

                                                                   Three Months Ended March 31,
                                                               ------------------------------------
                                                                    2004                 2003
                                                               ---------------      ---------------
                                                                      (Dollars in Thousands)
     Discontinued operations drilling revenues:
         U.S. jackup and platform drilling                     $        12,399      $        10,616
         Latin America drilling                                          5,796                6,542
                                                               ---------------      ---------------
     Total discontinued operations drilling revenues           $        18,195      $        17,158
                                                               ===============      ===============

     Discontinued operations operating income (loss):

         U.S. jackup and platform drilling                     $         2,730      $           817
         Latin America drilling                                          1,101                1,219
         Depreciation and amortization                                      --               (7,360)
         Gain on disposition of assets, net of impairment                   71                  225
                                                               ---------------      ---------------
     Total discontinued operations operating income (loss)               3,902               (5,099)

         Other income, net                                                   4                   42
         Tax expense                                                       (77)                (556)
                                                               ---------------      ---------------
     Income (loss) from discontinued operations                $         3,829      $        (5,613)
                                                               ===============      ===============

     On May 6, 2004 the Company announced that it had been awarded a five-rig, 27-well contract for land drilling services in southern Mexico. The contract is part of an integrated services contract to Halliburton de Mexico, a subsidiary of Halliburton by Petroleos Mexicanos S.A. ("Pemex"), the state-owned oil company of Mexico. Since June 30, 2003 these five rigs have been part of the operations of Latin America and included as discontinued operations (see Note 8 of the notes to the unaudited consolidated condensed financial statements).

     Sale of Property - During January 2004, the Company entered into an agreement to sell land and buildings in New Iberia, Louisiana. The net sales price approximates $6.4 million which resulted in a provision for impairment of $3.4 million for the property. This impairment was recognized in the December 31, 2003 consolidated financial statements. The Company will lease certain portions of the land and office building under a two-year operating lease agreement. As of December 31, 2003 and March 31, 2004, $6.9 million was included on the consolidated condensed balance sheets as part of assets held for sale. The sale is expected to close during the second quarter of 2004.

5. Construction Contract - The Company historically only constructed drilling rigs for its own use. At the request of one of its significant customers, the Company entered into a contract to design, construct, mobilize and sell ("construction contract") a specialized drilling rig to drill extended reach wells to offshore targets from a land-based location on Sakhalin Island, Russia, for an international consortium of oil and gas companies. The Company also entered into a contract to subsequently operate the rig on behalf of the consortium. GAAP requires that revenues received and costs incurred related to the construction contract be accounted for and reported on a gross basis and income for the related fees should be recognized on a percentage-of-completion basis. Because this construction contract is not a part of the Company's historical or normal operations, the revenues and costs related to this contract have been shown as a separate component in the statements of operations. The profit from the design, construction, mobilization and rig-up fees was calculated on a percentage-of-completion basis. The construction project was completed during the third quarter of 2003 and the Company is currently operating the rig for the customer. The total profit recognized under the design, construction, mobilization and rig-up contract was $4.5 million, $2.0 million in 2003 and $2.5 million during 2002.

6. Income Tax Expense - Income tax expense from continuing operations consists of foreign tax expense of $4.0 million for the first quarter of 2004 as compared to foreign tax expense of $3.8 million for the first quarter of 2003. For the first quarter of 2004 and 2003 we incurred a net loss, however, no additional deferred tax benefit was recognized since the sum of our deferred tax assets, principally the net operating loss carryforwards, exceeds the deferred tax liabilities, principally the excess of tax depreciation over book depreciation. This additional deferred tax asset was fully reserved through a valuation allowance in both the first quarter of 2004 and 2003.

7. Contingency - On July 6, 2001, the Ministry of State Revenues of Kazakhstan ("MSR") issued an Act of Audit to the Kazakhstan branch ("PKD Kazakhstan") of Parker Drilling Company International Limited ("PDCIL"), a wholly-owned subsidiary of the Company, assessing additional taxes of approximately $29.0 million for the years 1998-2000. The assessment consisted primarily of adjustments in corporate income tax based on a determination by the Kazakhstan tax authorities that payments by Offshore Kazakhstan International Operating Company, ("OKIOC"), to PDCIL of $99.0 million, in reimbursement of costs for modifications to rig 257, performed by PDCIL prior to the importation of the drilling rig into Kazakhstan, are income to PKD Kazakhstan, and therefore, taxable to PKD Kazakhstan. PKD Kazakhstan sought judicial review of the assessment and in March 2002 the Supreme Court of Kazakhstan confirmed the decision of the Astana City Court that the reimbursements were not income to PKD Kazakhstan. Although the MSR did not appeal the decision of the Civil Panel to the Supervisory Panel of the Supreme Court of Kazakhstan within the required time period and has not offered any material new evidence to re-open the case, the Ministry of Finance of Kazakhstan ("MinFin") has made additional claims against PKD Kazakhstan by applying its interpretation of the Supreme Court decision. Specifically, MinFin has made a claim for additional corporate income taxes based primarily on the disallowance of depreciation of the full value of rig 257 in the income tax returns of PKD Kazakhstan in 1999-2001. PKD Kazakhstan instituted legal proceedings to challenge the validity of these claims by MinFin and in December 2003 the Astana City Court issued a decision confirming a substantial portion of the claims of MinFin. This decision was appealed by PKD Kazakhstan and on March 5, 2004, the Supreme Court issued a judgment confirming the decision of the Astana City Court. The judgment provides that approximately $7.7 million of the claims approved by the Astana City Court are valid and payable upon receipt of the re-issuance of the corrected notice from the relevant taxing authority. However, the actual amount which PKD Kazakhstan will ultimately be required to pay will be reduced by credits available, which originally were estimated at approximately $5.0 million but at this time are approximately $5.4 million, resulting in an amount payable of approximately $2.3 million, which is fully reserved on the financial books of the Company. While the disallowance of depreciation for the years 1999-2001 will result in a cash payment at this time, the judgment does allow PKD Kazakhstan to depreciate the full value of rig 257 on its tax returns beginning in 2002, which will reduce taxable income and taxes to be paid in the future. In addition, the Company continues to pursue its petition with the U.S. Treasury Department for Competent Authority review, which is a tax treaty procedure to resolve disputes as to which country may tax income covered under the treaty. The U.S. Treasury Department has granted our petition and has initiated proceedings with the MSR which are ongoing.

8. Subsequent Events - Mexico Operations - On May 6, 2004 the Company announced that it had been awarded a five-rig, 27-well contract for land drilling services in southern Mexico. The contract is part of an integrated services contract awarded to Halliburton de Mexico, a subsidiary of Halliburton by Pemex.

     The five-rig contract will utilize Parker rigs 121, 122, 165, 174, and 260 in the Samaria, Iride, and Cunduacan fields in the state of Tabasco in southern Mexico. The rigs will be mobilized from their current locations in Bolivia and Colombia, and operations are expected to begin in June 2004. Since June 30, 2003 these five rigs have been part of the operations of Latin America and included as discontinued operations. Effective in the second quarter these five rigs will transfer to continuing operations as part of the international drilling segment. As of March 31, 2004 the net book value, including any allocated impairment, approximated $13.7 million. At the time of the transfer to continuing operations the net book value of the rigs will reduce assets held for sale and increase property, plant and equipment. On a pro forma basis, as if the transfer had occurred at the beginning of the first quarter, the loss from continuing operations would have increased $0.2 million and $1.1 million for the three months ended March 31, 2004 and 2003, respectively. The five rigs had not operated since 2002 thus the impact on revenues is minimal. The largest portion of the increased loss related to the rigs in the first quarter of 2003 was depreciation expense. Depreciation expense ceased upon classification as discontinued operations at the end of June 2003.

     Repayment of Debt - In early April 2004, the Company bought $5.3 million and called an additional $25.0 million of the 5.5% Convertible Subordinated Notes. After settlement of this call on May 6, 2004, the Company will have $64.4 million of the 5.5% Convertible Subordinated Notes outstanding.

9. Parent, Guarantor, Non-Guarantor Consolidating Condensed Financial Statements - Set forth on the following pages are the consolidating condensed financial statements of the restricted subsidiaries and the Company's subsidiaries which are not restricted by the Senior Notes. All of the Company's Senior Notes are guaranteed by substantially all wholly-owned subsidiaries of Parker Drilling. There are currently no restrictions on the ability of the subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries.

     AralParker (a Kazakhstan closed joint stock company, owned 50 percent by Parker Drilling International Limited and 50 percent by Aralnedra, CJSC), Casuarina Limited (a wholly-owned captive insurance company) and Parker Drilling Investment Company (a wholly-owned subsidiary) are all non-guarantor subsidiaries. The Company is providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATING CONDENSED BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                     March 31, 2004
                                                      ----------------------------------------------------------------------------
                                                         Parent         Guarantor     Non-Guarantor  Eliminations    Consolidated
                                                      -------------   -------------   -------------  -------------   -------------
                        ASSETS

Current assets:
  Cash and cash equivalents                           $      76,373   $      13,364   $       3,809  $          --   $      93,546
  Accounts and notes receivable, net                        152,049          93,669          20,828       (179,110)         87,436
  Rig materials and supplies                                     --          14,211              --             --          14,211
  Other current assets                                            9           3,571              41             54           3,675
                                                      -------------   -------------   -------------  -------------   -------------
      Total current assets                                  228,431         124,815          24,678       (179,056)        198,868
                                                      -------------   -------------   -------------  -------------   -------------
Property, plant and equipment, net                              133         355,727          33,511        (13,593)        375,778
Assets held for sale                                             --         127,724              --             --         127,724
Goodwill                                                         --         114,398              --             --         114,398
Investment in subsidiaries and intercompany advances        572,865         684,963          25,206     (1,283,034)             --
Other noncurrent assets                                      16,685           4,747             246            (39)         21,639
                                                      -------------   -------------   -------------  -------------   -------------
        Total assets                                  $     818,114   $   1,412,374   $      83,641  $  (1,475,722)  $     838,407
                                                      =============   =============   =============  =============   =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                   $      44,669   $         133   $          --  $          --   $      44,802
  Accounts payable and accrued liabilities                   43,723         206,698          18,062       (187,285)         81,198
                                                      -------------   -------------   -------------  -------------   -------------
      Total current liabilities                              88,392         206,831          18,062       (187,285)        126,000
                                                      -------------   -------------   -------------  -------------   -------------
Long-term debt                                              511,366              --              --             --         511,366
Deferred income taxes                                       (45,300)         45,300              --             --              --
Discontinued operations                                          --           5,673              --             --           5,673
Other long-term liabilities                                      --           6,468              --           (173)          6,295
Intercompany payables                                        74,583         540,794          31,633       (647,010)             --
Stockholders' equity:
  Common stock and capital in excess of par value           453,412       1,073,033           5,451     (1,078,484)        453,412
  Accumulated other comprehensive income                        725              --              --             --             725
  Accumulated deficit                                      (265,064)       (465,725)         28,495        437,230        (265,064)
                                                      -------------   -------------   -------------  -------------   -------------
      Total stockholders' equity                            189,073         607,308          33,946       (641,254)        189,073
                                                      -------------   -------------   -------------  -------------   -------------
        Total liabilities and stockholders' equity    $     818,114   $   1,412,374   $      83,641  $  (1,475,722)  $     838,407
                                                      =============   =============   =============  =============   =============

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATING CONDENSED BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                    December 31, 2003
                                                      ----------------------------------------------------------------------------
                                                          Parent        Guarantor     Non-Guarantor  Eliminations    Consolidated
                                                      -------------   -------------   -------------  -------------   -------------
                   ASSETS

Current assets:
  Cash and cash equivalents                           $      53,055   $       7,806   $       6,904  $          --   $      67,765
  Accounts and notes receivable, net                        141,397          92,936          20,724       (166,007)         89,050
  Rig materials and supplies                                     --          13,627              --             --          13,627
  Other current assets                                            9           2,394              13             50           2,466
                                                      -------------   -------------   -------------  -------------   -------------
      Total current assets                                  194,461         116,763          27,641       (165,957)        172,908
                                                      -------------   -------------   -------------  -------------   -------------
Property, plant and equipment, net                              133         366,389          34,736        (13,594)        387,664
Assets held for sale                                             --         150,370              --             --         150,370
Goodwill                                                         --         114,398              --             --         114,398
Investment in subsidiaries and intercompany advances        615,598         661,847          15,399     (1,292,844)             --
Other noncurrent assets                                      17,436           4,359             536            (39)         22,292
                                                      -------------   -------------   -------------  -------------   -------------
        Total assets                                  $     827,628   $   1,414,126   $      78,312  $  (1,472,434)  $     847,632
                                                      =============   =============   =============  =============   =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                   $      60,225   $          --   $          --  $          --   $      60,225
  Accounts payable and accrued liabilities                   33,917         198,393          11,516       (175,422)         68,404
                                                      -------------   -------------   -------------  -------------   -------------
      Total current liabilities                              94,142         198,393          11,516       (175,422)        128,629
                                                      -------------   -------------   -------------  -------------   -------------
Long-term debt                                              511,400              --              --             --         511,400
Deferred income taxes                                       (45,300)         45,300              --             --              --
Discontinued operations                                          --           6,421              --             --           6,421
Other long-term liabilities                                      --           8,552              --           (173)          8,379
Intercompany payables                                        74,583         540,844          33,512       (648,939)             --
Stockholders' equity:
  Common stock and capital in excess of par value           452,122       1,073,028           5,456     (1,078,484)        452,122
  Accumulated other comprehensive income                        881              --              --             --             881
  Accumulated deficit                                      (260,200)       (458,412)         27,828        430,584        (260,200)
                                                      -------------   -------------   -------------  -------------   -------------
      Total stockholders' equity                            192,803         614,616          33,284       (647,900)        192,803
                                                      -------------   -------------   -------------  -------------   -------------
        Total liabilities and stockholders' equity    $     827,628   $   1,414,126   $      78,312  $  (1,472,434)  $     847,632
                                                      =============   =============   =============  =============   =============

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                     Three Months Ended March 31, 2004
                                             --------------------------------------------------------------------------------
                                                Parent          Guarantor      Non-Guarantor    Eliminations    Consolidated
                                             -------------    -------------    -------------    -------------   -------------
Drilling and rental revenues                 $          --    $      69,975    $      14,591    $         537   $      85,103

Drilling and rental operating expenses                  --           42,085           11,878              537          54,500
Depreciation and amortization                           --           15,023            1,226               --          16,249
                                             -------------    -------------    -------------    -------------   -------------
Drilling and rental operating income                    --           12,867            1,487               --          14,354
                                             -------------    -------------    -------------    -------------   -------------

General and administrative expense (1)                 179           (6,221)              --               --          (6,042)
Gain on disposition of assets, net                      --              652               --               --             652
                                             -------------    -------------    -------------    -------------   -------------
Total operating income                                 179            7,298            1,487               --           8,964
                                             -------------    -------------    -------------    -------------   -------------

Other income and (expense):
    Interest expense                               (14,599)         (11,536)            (914)          13,642         (13,407)
    Loss on extinguishment of debt                    (316)              --               --               --            (316)
    Other                                           12,321          (12,423)              94               46              38
    Equity in net earnings of subsidiaries          (2,205)              --               --            2,205              --
                                             -------------    -------------    -------------    -------------   -------------
Total other income and (expense)                    (4,799)         (23,959)            (820)          15,893         (13,685)
                                             -------------    -------------    -------------    -------------   -------------

Income (loss) before income taxes                   (4,620)         (16,661)             667           15,893          (4,721)
Income tax expense (benefit)                           244            3,728               --               --           3,972
                                             -------------    -------------    -------------    -------------   -------------
Income (loss) from continuing operations            (4,864)         (20,389)             667           15,893          (8,693)
Discontinued operations, net of taxes                   --            3,829               --               --           3,829
                                             -------------    -------------    -------------    -------------   -------------
Net income (loss)                            $      (4,864)   $     (16,560)   $         667    $      15,893   $      (4,864)
                                             =============    =============    =============    =============   =============


(1) All field operations general and administrative expenses are included in operating expenses.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                    Three Months Ended March 31, 2003
                                             ---------------------------------------------------------------------------------
                                                Parent          Guarantor      Non-Guarantor    Eliminations     Consolidated
                                             -------------    -------------    -------------    -------------    -------------
Drilling and rental revenues                 $          --    $      65,618    $      12,937    $        (585)   $      77,970

Drilling and rental operating expenses                   3           39,870           10,586             (597)          49,862
Depreciation and amortization                           --           15,576            1,566               --           17,142
                                             -------------    -------------    -------------    -------------    -------------
Drilling and rental operating income                    (3)          10,172              785               12           10,966
                                             -------------    -------------    -------------    -------------    -------------

Construction contract revenue                           --            2,266               --               --            2,266
Construction contract expense                           --            2,266               --               --            2,266
                                             -------------    -------------    -------------    -------------    -------------
Net construction contract operating income              --               --               --               --               --
                                             -------------    -------------    -------------    -------------    -------------

General and administrative expense (1)                 (37)          (5,048)              --               --           (5,085)
Gain on disposition of assets, net                      --              452               (1)              --              451
                                             -------------    -------------    -------------    -------------    -------------
Total operating income                                 (40)           5,576              784               12            6,332
                                             -------------    -------------    -------------    -------------    -------------

Other income and (expense):
    Interest expense                               (14,636)         (11,660)          (1,110)          13,962          (13,444)
    Other                                           12,845              940              507          (13,974)             318
    Equity in net earnings of subsidiaries         (13,498)              --               --           13,498               --
                                             -------------    -------------    -------------    -------------    -------------
Total other income and (expense)                   (15,289)         (10,720)            (603)          13,486          (13,126)
                                             -------------    -------------    -------------    -------------    -------------

Income (loss) before income taxes                  (15,329)          (5,144)             181           13,498           (6,794)
Income tax expense (benefit)                           872            2,922               --               --            3,794
                                             -------------    -------------    -------------    -------------    -------------
Income (loss) from continuing operations           (16,201)          (8,066)             181           13,498          (10,588)
Discontinued operations, net of taxes                   --           (5,613)              --               --           (5,613)
                                             -------------    -------------    -------------    -------------    -------------
Net income (loss)                            $     (16,201)   $     (13,679)   $         181    $      13,498    $     (16,201)
                                             =============    =============    =============    =============    =============


(1) All field operations general and administrative expenses are included in operating expenses.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                             Three Months Ended March 31, 2004
                                                             ------------------------------------------------------------------
                                                              Parent    Guarantor   Non-Guarantor   Eliminations   Consolidated
                                                             --------   ---------   -------------   ------------   ------------
Cash flows from operating activities:
     Net income (loss)                                       $ (4,864)   $(16,560)     $    667        $ 15,893      $ (4,864)
     Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
        Depreciation and amortization                              --      15,023         1,226              --        16,249
        Gain on disposition of assets                              --        (652)           --              --          (652)
        Expenses not requiring cash                             1,522         680            (5)             --         2,197
        Equity in net earnings of subsidiaries                 (2,205)         --            --           2,205            --
        Discontinued operations                                    --        (950)           --              --          (950)
        Change in assets and liabilities                         (767)     20,847         6,705         (18,098)        8,687
                                                             --------    --------      --------        --------      --------
     Net cash (used in) provided by operating activities       (6,314)     18,388         8,593              --        20,667
                                                             --------    --------      --------        --------      --------

Cash flows from investing activities:
     Capital expenditures                                          --      (5,321)           (2)             --        (5,323)
     Proceeds from the sale of assets                              --       1,310            --              --         1,310
     Proceeds from insurance settlement                            --      24,300            --              --        24,300
                                                             --------    --------      --------        --------      --------
     Net cash provided by (used in) investing activities           --      20,289            (2)             --        20,287
                                                             --------    --------      --------        --------      --------

Cash flows from financing activities:
     Principal payments under debt obligations                (15,556)        133            --              --       (15,423)
     Proceeds from stock options exercised                        250          --            --              --           250
     Intercompany advances, net                                44,938     (33,252)      (11,686)             --            --
                                                             --------    --------      --------        --------      --------
     Net cash provided by (used in) financing activities       29,632     (33,119)      (11,686)             --       (15,173)
                                                             --------    --------      --------        --------      --------
Net increase (decrease) in cash and cash equivalents           23,318       5,558        (3,095)             --        25,781

Cash and cash equivalents at beginning of year                 53,055       7,806         6,904              --        67,765
                                                             --------    --------      --------        --------      --------
Cash and cash equivalents at end of period                   $ 76,373    $ 13,364      $  3,809        $     --      $ 93,546
                                                             ========    ========      ========        ========      ========

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                             Three Months Ended March 31, 2003
                                                             ------------------------------------------------------------------
                                                              Parent    Guarantor   Non-Guarantor   Eliminations   Consolidated
                                                             --------   ---------   -------------   ------------   ------------
Cash flows from operating activities:
     Net income (loss)                                       $(16,201)   $(13,679)     $    181        $ 13,498      $(16,201)
     Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
        Depreciation and amortization                              --      15,576         1,566              --        17,142
        Gain on disposition of assets                              --        (452)            1              --          (451)
        Expenses not requiring cash                               237      (7,303)           --           8,282         1,216
        Equity in net earnings of subsidiaries                 56,383          --            --         (56,383)           --
        Discontinued operations                                    --       7,135            --              --         7,135
        Change in assets and liabilities                       (4,485)     20,730         1,171          12,456        29,872
                                                             --------    --------      --------        --------      --------
     Net cash provided by (used in) operating activities       35,934      22,007         2,919         (22,147)       38,713
                                                             --------    --------      --------        --------      --------

Cash flows from investing activities:
     Capital expenditures                                          --      (6,881)          (54)             --        (6,935)
     Proceeds from the sale of assets                              --       2,289            --              --         2,289
     Proceeds from insurance settlement                            --          --            --              --            --
                                                             --------    --------      --------        --------      --------
     Net cash used in investing activities                         --      (4,592)          (54)             --        (4,646)
                                                             --------    --------      --------        --------      --------

Cash flows from financing activities:
     Principal payments under debt obligations                 (1,647)         --            --              --        (1,647)
     Proceeds from stock options exercised                         --          --            --              --            --
     Intercompany advances, net                                    --     (18,631)       (3,516)         22,147            --
                                                             --------    --------      --------        --------      --------
     Net cash provided by (used in) financing activities       (1,647)    (18,631)       (3,516)         22,147        (1,647)
                                                             --------    --------      --------        --------      --------
Net increase (decrease) in cash and cash equivalents           34,287      (1,216)         (651)             --        32,420

Cash and cash equivalents at beginning of year                 43,254       6,218         2,510              --        51,982
                                                             --------    --------      --------        --------      --------
Cash and cash equivalents at end of period                   $ 77,541    $  5,002      $  1,859        $     --      $ 84,402
                                                             ========    ========      ========        ========      ========

Report of Independent Accountants

To the Board of Directors and Shareholders
Parker Drilling Company

     We have reviewed the accompanying consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of March 31, 2004 and the related consolidated condensed statements of operations for the three month periods ended March 31, 2004 and 2003 and the consolidated condensed statements of cash flows for the three month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report (which contains an explanatory paragraph for a change in accounting for goodwill and an explanatory paragraph for the revision of the 2002 and 2001 statements of operations related to reimbursable costs), dated February 6, 2004, except for Note 17 as to which the date is March 5, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                          /s/PricewaterhouseCoopers LLP
                                          --------------------------------------
                                          PricewaterhouseCoopers LLP


Houston, Texas
May 7, 2004

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

     This Form 10-Q contains statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-Q, other than statements of historical facts, are "forward-looking statements" for purposes of these provisions, including any statements regarding:

     *  prices and demand for oil and natural gas,
     *  levels of oil and natural gas exploration and production activities,
     * demand for contract drilling and drilling related services and demand for rental tools,
     * operating results, including our efforts to reduce costs and our projected net loss from continuing operations,
     *  rig utilization, dayrates and rental tools activity,
     * capital expenditures and investments in the acquisition and refurbishment of rigs and equipment,
     * reducing our debt, including our liquidity and the sources and availability of funds to reduce our debt,
     *  sales of assets,
     *  formation of alliances with operators,
     * the outcome of pending and future legal proceedings, including the outcome of our dispute with the Ministry of State Revenues of the Republic of Kazakhstan,
     * our recovery of insurance proceeds in respect of our damaged rig in Nigeria,
     * maintenance of the borrowing base under our revolving credit facility, and
     *  expansion and growth of our operations.

     In some cases, you can identify these statements by words that indicate future events such as "anticipate," "believe," "could," "estimate," "expect," "intend," "outlook," "may," "should," "will" and "would" or similar words. Forward-looking statements are based on certain assumptions and analyses made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although our management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:

     * worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business,
     *  the pace of recovery in the U.S. economy and the demand for natural gas,
     *  fluctuations in the market prices of oil and gas,
     * imposition of unanticipated trade restrictions and political instability,
     *  operating hazards and uninsured risks,
     *  political instability, terrorism or war,
     * governmental regulations, including changes in tax laws or ability to remit funds to the U.S., that adversely affect the cost of doing business,
     *  adverse environmental events,
     *  adverse weather conditions,
     *  changes in concentration of customer and supplier relationships,
     *  unexpected cost increases for upgrade and refurbishment projects,
     *  unanticipated cancellation of contracts by operators without cause,
     *  breakdown of equipment and other operational problems,
     *  changes in competition, and
     * other similar factors (some of which are discussed in documents referred to in this Form 10-Q).

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

OUTLOOK AND OVERVIEW

     Consistent with the early indications we noted in our Annual Report on Form 10-K, market conditions for drilling operations have improved during the first quarter of 2004, as the impact of the factors that resulted in depressed market conditions for drilling operations during 2003 have diminished. As a result of improved market conditions, rig utilization and dayrates have continued to increase during the first quarter. We expect this trend to continue at a modest rate during the remainder of 2004, although the drilling market remains subject to volatility due to uncertainty over the current level of energy prices and instability in the Middle East. We anticipate that activity in our rental tools business will also continue to increase during 2004.

     The Commonwealth of Independent States (former Soviet Union, referred to herein as "CIS"), our leading market of international land operations, contributed to our increased utilization with the commencement of drilling operations of the second rig in Turkmenistan under contract to Calik Enerji, A.S. International utilization will also benefit this year as we enter the Mexican market for the first time during the second quarter with a contract for Petroleos Mexicanos S.A. ("Pemex"), the state-owned oil company of Mexico, utilizing barge rig 53, which will be mobilized from the U.S. Gulf of Mexico to the Macuspana Basin in Mexico. In addition on May 6, 2004, we announced the award of a five-rig, 27-well contract for land drilling services in southern Mexico. The contract is part of an integrated services contract awarded to Halliburton de Mexico, a subsidiary of Halliburton by Pemex. The five-rig contract will utilize rigs that will be mobilized from their current locations in Bolivia and Colombia to the Samaria, Iride, and Cunduacan fields in the state of Tabasco in southern Mexico. These five rigs have been classified as discontinued operations since June 30, 2003 as discussed in Note 8 of the notes to the unaudited consolidated condensed financial statements. We continue to actively pursue additional contracts in Mexico.

     We anticipate improvement in certain areas of our international barge drilling operations, as we are currently negotiating with two operators in the Caspian Sea, which may result in utilization of rig 257 during the last quarter of 2004. However we expect rig 257 to work for a significant portion of 2005. The international barge drilling in Nigeria continues to suffer due to community unrest. We continue to earn revenues on two of the four drilling barges in Nigeria. Rig 73 is currently operating, however we have received notification that the contract will end at the completion of the current well. Rig 75 was recently moved to Warri, Nigeria, where it will continue to earn a standby rate until the third quarter of 2004. The current contract with Shell has an option to extend which can be exercised prior to the end of the contract in the third quarter of 2004. Rig 74, was recently accessed by inspectors to assess damage but the area is still too unsafe to proceed with operations to secure the well or to move the rig to port. We remain confident that the damage will be covered by insurance, but it has not yet been determined if the rig will be declared a complete loss or if insurers will determine it is repairable. Rig 74 had been on a standby rate since April 2003; however, this rate was terminated in early March 2004. Despite the potential for rig 257, due to continued unrest in Nigeria, we expect international barge drilling operations to remain flat or decline somewhat in 2004.

     We anticipate that revenues and operating income in our rental tools business will continue to increase in 2004 due primarily to improved drilling market conditions, especially for deep water drilling, in the Gulf of Mexico and the Rocky Mountain area serviced by our new facility in Evanston, Wyoming. Our rental tools utilization rate during the first quarter of 2004 was the highest rental tools utilization rate since the third quarter of 2001.

     As previously reported, on September 11, 2003, a malfunction on jackup rig 14 resulted in significant damage to the rig and the loss of certain drilling equipment overboard. During March and April 2004, we received $27.0 million in insurance proceeds in settlement of the damages to jackup rig 14. The funds received will be used to pay down indebtedness, as described below.

     Despite our diligence to accomplish our debt reduction plan, we have not yet completed an asset sale in 2004. However, we are confident that current negotiations with two entities will result in the announcement during the second quarter of 2004 of the sale of at least one group of assets. Although no asset sales have been consummated, as noted above we will utilize the insurance proceeds from jackup rig 14 and cash on hand to reduce our debt an additional $30.3 million. In early April 2004, we bought $5.3 million and called an additional $25.0 million of our 5.5% Convertible Subordinated Notes. After settlement of this call on May 6, 2004, we will have $64.4 million of the 5.5% Convertible Subordinated Notes outstanding. We remain very committed to achieving our goal of reducing debt by $200 million by the end of 2004. After completing the above call on our 5.5% Convertible Subordinated Notes in May 2004, we will have retired $45.7 million of debt this year and our outstanding debt balance will be $525.9 million, compared to the balance as of December 31, 2003, of $571.6 million and a balance of $589.9 million when we established our goal.

     As of March 31, 2004, we had approximately $181.7 million of liquidity. This liquidity was comprised of $93.5 million of cash on hand, $38.2 million of availability under the new revolving credit facility and $50.0 million of availability under the delayed draw term loan facility (which may only be used to repay the 5.5% Convertible Subordinated Notes). In the third quarter of 2003, we advised that due to cross default provisions in our debt agreements, if we were unable to pay the 5.5% Convertible Subordinated Notes when due, all of our debt would be declared in default and would become immediately due and payable. We believe that any such concern has been substantially alleviated. We believe our current liquidity, along with cash generated from operations, will be sufficient to repay the 5.5% Convertible Subordinated Notes. After giving consideration for additional purchases in the open market of $5.3 million in April 2004 and the $25.0 million partial call redemption upcoming on May 6, 2004, the outstanding balance of the 5.5% Convertible Subordinated Notes will be $64.4 million.

     During our first quarter conference call with investors, management confirmed its previously released earnings guidance based on the trends indicated above. The combined result of the anticipated debt reduction and improved utilization is expected to result in a net loss in diluted earnings per share for 2004 of $0.10 to $0.20. We are projecting to return to profitability during the third quarter of 2004.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31,
2003

     We have recorded a net loss of $4.9 million for the three months ended March 31, 2004, including net income of $3.8 million attributed to discontinued operations, as compared to a net loss of $16.2 million for the three months ended March 31, 2003 which includes a loss of $5.6 million attributed to discontinued operations. The loss from continuing operations for the current quarter was $8.7 million compared to a loss of $10.6 million for the three months ended March 31, 2003.

     In June 2003, the board of directors approved a plan to sell the U.S. jackup and platform drilling operations and the Latin America operations. In compliance with Generally Accepted Accounting Principles ("GAAP") we have recognized the U.S. jackup and platform drilling and the Latin America operations as discontinued operations. Reclassifications have been made to reflect operations from continuing operations and discontinued operations for the three months ended March 31, 2003. The analysis below reflects these reclassifications, beginning with an analysis of the continuing operations followed by a discussion of discontinued operations.

                                                                 Three Months Ended March 31,
                                                 -------------------------------------------------------------
                                                             2004                             2003
                                                 -----------------------------    ----------------------------
Drilling and rental revenues:                                       (Dollars in Thousands)
     U.S. drilling                               $     19,759              23%    $     17,645              23%
     International drilling                            50,241              59%          47,712              61%
     Rental tools                                      15,103              18%          12,613              16%
                                                 ------------     ------------    ------------    ------------
Total drilling and rental revenues               $     85,103             100%    $     77,970             100%
                                                 ============     ============    ============    ============

Drilling and rental operating income:

     U.S. drilling (1)                           $      7,068              36%    $      5,546              31%
     International drilling (1)                        15,045              30%          15,365              32%
     Rental tools (1)                                   8,490              56%           7,197              57%
     Depreciation and amortization                    (16,249)                         (17,142)
                                                 ------------                     ------------
Total drilling and rental operating income (2)         14,354                           10,966
     General and administrative expense                (6,042)                          (5,085)
     Gain on disposition of assets, net                   652                              451
                                                 ------------                     ------------
Total operating income                           $      8,964                     $      6,332
                                                 ============                     ============

1) Drilling and rental gross margins are computed as drilling and rental revenues less direct drilling and rental operating expenses, excluding depreciation and amortization expense; drilling and rental gross margin percentages are computed as drilling and rental gross margin as a percent of drilling and rental revenues. The gross margin amounts and gross margin percentages should not be used as a substitute to those amounts reported under GAAP. However, we monitor our business segments based on several criteria, including drilling and rental gross margin. Management believes that this information is useful to our investors because it more closely tracks cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

                                                               International
                                             U.S. Drilling        Drilling       Rental Tools
                                            ---------------   ---------------   ---------------
     Three Months Ended March 31, 2004                   (Dollars in Thousands)
     ---------------------------------
     Drilling and rental operating income   $         2,306   $         7,053   $         4,995
     Depreciation and amortization                    4,762             7,992             3,495
                                            ---------------   ---------------   ---------------
     Drilling and rental gross margin       $         7,068   $        15,045   $         8,490
                                            ===============   ===============   ===============

     Three Months Ended March 31, 2003
     ---------------------------------
     Drilling and rental operating income   $           653   $         6,355   $         3,958
     Depreciation and amortization                    4,893             9,010             3,239
                                            ---------------   ---------------   ---------------
     Drilling and rental gross margin       $         5,546   $        15,365   $         7,197
                                            ===============   ===============   ===============

2) Drilling and rental operating income - drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.

U.S. Drilling Segment

     The U.S. drilling segment, consisting of 21 barge rigs, experienced slight increases in both rig utilization and dayrates during the first quarter of 2004. As a result, revenues increased $2.1 million in the first quarter of 2004 as compared to the first quarter of 2003. Barge rig utilization increased from 52 percent to 56 percent and dayrates increased approximately six percent. Though the anticipated increase in drilling activity due to high commodities pricing has been slow, we are encouraged by continued firm natural gas fundamentals and steady interest in shallow-water prospects. As noted in the Outlook and Overview, during the second quarter of 2004 we will enter the Mexican drilling market with one deep drilling barge rig, which will be moving from the US Gulf of Mexico to drill in the Macuspana Basin pursuant to a two-year contract with Pemex. After the move of this rig, we will have eight deep drilling barges and a total of 20 barge rigs in the U.S. Gulf of Mexico market.

     Gross margins in the U.S. drilling segment increased $1.5 million. Gross margins were positively impacted by the increased utilization and dayrates. We have continued to maintain tight control over our expenses and as a result had only a slight increase in operating expenses. Gross margin percentage increased from 31 percent during the first quarter of 2003 to 36 percent during the current quarter.

International Drilling Segment

     International drilling revenues increased $2.5 million during the current quarter as compared to the first quarter of 2003. Our international land drilling revenues increased $13.9 million partially offset by a decrease of $11.4 million in our international offshore drilling operations. The international land drilling increase is primarily attributed to new drilling operations in Turkmenistan, where the second rig of a two rig contract commenced operations; Bangladesh, where our one drilling rig, which began drilling in October 2003, continues to operate and Sakhalin Island, where we continue to operate a labor and management contract, all of which contributed $11.4 million in revenues during the first quarter of 2004. In addition, one rig returned to drilling operations in New Zealand and one TCO-owned rig resumed operations in November 2003 and worked through the first quarter of 2004. The TCO-owned rig had previously been released in December of 2002 and did not work during the first quarter of 2003. Operating expenses for the international land operations were consistent with the increase in revenues. Gross margin percentages for the quarters ended March 31, 2004 and 2003 were both 35 percent.

     International offshore revenues decreased $11.4 million during the first quarter of 2004 as compared to the first quarter of 2003. The decrease in revenues is attributed equally to our Caspian Sea operation and our operations in Nigeria. In the Caspian Sea, our arctic-class barge rig 257 completed its initial four-year contract in November 2003. As of the end of 2003 and for the first quarter of 2004, barge rig 257 was stacked and we are currently in discussions with potential customers; however, we anticipate that this rig will resume operations in late 2004 or early 2005. Our barge operations in Nigeria have been negatively impacted by continued community unrest. Barge rig 74 has been evacuated since sustaining substantial damage due to community unrest in March 2003. Since April 2003 barge rig 74 had been on a standby rate approximating 45 percent of the full dayrate. The standby rate terminated in early March 2004. For the first quarter of 2004 two of the four barge rigs were on full dayrates as compared to three barge rigs on full dayrate during the first quarter of 2003. The significant decrease in revenues negatively impacted our gross margins for the current quarter. Gross margin percentage for the first quarter of 2004 was 12 percent as compared to 29 percent for the first quarter of 2003. In addition to the reduction in revenues, the costs to stack barge rig 257 and retain limited personnel to maintain the rig will be approximately $1.0 million per quarter.

Rental Tools Segment

     Rental Tools revenues increased $2.5 million to $15.1 million during the first quarter of 2004 as compared to the first quarter of 2003. Revenues increased $1.6 million from the New Iberia, Louisiana operations, increased $0.2 million from the Odessa, Texas operations and increased $0.7 million from its operations in Evanston, Wyoming. The Victoria, Texas operation revenues remained flat in the quarter to quarter comparison. The revenues increase was driven by increased rental tools utilization, which increased eight percent during the current quarter compared to the first quarter of 2003. Rental tools gross margins increased $1.3 million to $8.5 million for the current quarter as compared to the first quarter of 2003. Gross margin percentage decreased to 56 percent as compared to 57 percent for the first quarter of 2003. Direct costs increased during the current quarter due to higher costs associated with repairing and maintaining tools, primarily at the New Iberia location, and increased costs from tool dispositions, both of which are partially offset by billings to customers.

Other Financial Data

     Depreciation and amortization expense decreased $0.9 million in the first quarter of 2004 as compared to the comparable quarter of 2003. The decrease is attributable to the continued controls over new capital spending the last several years. For the years 2003 and 2002 we reduced capital expenditures to $35.0 million and $45.2 million, respectively.

     General and administrative expense increased approximately $1.0 million to $6.0 million during the first quarter of 2004. The $1.0 million increase is entirely attributed to the vesting of restricted shares and our portion of the FICA tax expense on those restricted shares. The restricted shares were granted in July 2003 and were scheduled to vest over seven years, but included an accelerated vesting feature based on stock performance goals. In accordance with the accelerated vesting feature, 50 percent of the grant vested in March 2004 based on meeting the initial stock performance goal of $3.50 per share for 30 consecutive days. The remaining 50 percent of the grant will vest when our stock price has equaled or exceeded $5.00 per share for 30 consecutive days, or at the end of the seven-year period.

     In conjunction with our refinancing of a portion of our debt, we incurred and recognized $5.3 million of costs during the fourth quarter of 2003 related to the retirement of our 9.75% Senior Notes. During the first quarter of 2004, an additional $0.3 million was recognized as loss on extinguishment of debt related to this retirement of debt.

     Income tax expense from continuing operations consists of foreign tax expense of $4.0 million for the first quarter of 2004 as compared to foreign tax expense of $3.8 million for the first quarter of 2003. For the first quarter of 2004 and 2003 we incurred a net loss, however, no additional deferred tax benefit was recognized since the sum of our deferred tax assets, principally the net operating loss carryforwards, exceeds the deferred tax liabilities, principally the excess of tax depreciation over book depreciation. This additional deferred tax asset was fully reserved through a valuation allowance in both the first quarter of 2004 and 2003.

Analysis of Discontinued Operations

                                                               Three Months Ended March 31,
                                                            ----------------------------------
                                                                 2004                2003
                                                            ---------------    ---------------
                                                                  (Dollars in Thousands)
Discontinued operations drilling revenues:
     U.S. jackup and platform drilling                      $        12,399    $        10,616
     Latin America drilling                                           5,796              6,542
                                                            ---------------    ---------------
Total discontinued operations drilling revenues             $        18,195    $        17,158
                                                            ===============    ===============

Discontinued operations operating income (loss):

     U.S. jackup and platform drilling (1)                  $         2,730    $           817
     Latin America drilling (1)                                       1,101              1,219
     Depreciation and amortization (2)                                   --             (7,360)
     Gain on disposition of assets, net of impairment                    71                225
                                                            ---------------    ---------------
Total discontinued operations operating income (loss) (3)             3,902             (5,099)

     Other income, net                                                    4                 42
     Tax expense                                                        (77)              (556)
                                                            ---------------    ---------------
Income (loss) from discontinued operations                  $         3,829    $        (5,613)
                                                            ===============    ===============

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

                                                 U.S. Jackup and        Latin America
                                                Platform Drilling          Drilling
                                                ------------------    ------------------
                                                         (Dollars in Thousands)
     Three Months Ended March 31, 2004
     ---------------------------------
     Discontinued operations operating income   $            2,730    $            1,101
     Depreciation and amortization                              --                    --
                                                ------------------    ------------------
     Drilling gross margin                      $            2,730    $            1,101
                                                ==================    ==================

     Three Months Ended March 31, 2003
     ---------------------------------
     Discontinued operations operating loss     $           (4,147)   $           (1,177)
     Depreciation and amortization                           4,964                 2,396
                                                ------------------    ------------------
     Drilling gross margin                      $              817    $            1,219
                                                ==================    ==================

(2) Depreciation and amortization - in accordance with SFAS No. 144, we no longer record depreciation expense related to the discontinued operations.

(3) Drilling operating income (loss) - drilling revenues less direct drilling operating expenses, including depreciation and amortization expense.

     Revenues in Latin America decreased $0.7 million primarily due to lower average dayrates in Colombia. During the first quarter of 2004 and 2003 Colombia averaged 2.5 rigs operating; however, one of the rigs, (rig 221) was operating during the current quarter on a reduced rate pending completion of a well. Rig 228 operating in Peru was on a moving rate in February and March of 2004 and beginning in April 2004 has been placed on a reduced standby rate while the customer performs additional seismic work. Rig 228 is not expected to return to a full operating dayrate until early 2005. Gross margin percentage was 19 percent for both the first quarter of 2004 and 2003.

     U. S. jackup and platform drilling revenues increased $1.8 million in the current quarter as compared to the first quarter of 2003. Jackup rig revenues increased $0.2 million as a result of higher average dayrates during the current quarter as compared to the first quarter of 2003. Jackup rig average dayrates for the current quarter increased 23 percent to $24,500 per day. However, the dayrate increase was offset by the removal of jackup rig 14 from service. The first quarter of 2004 had 72 percent utilization of six jackup rigs as compared to 75 percent utilization with seven jackup rigs during the first quarter of 2003. Platform revenues increased $1.6 million as one platform rig worked the entire first quarter of 2004 as compared to one platform working only one month during the first quarter of 2003. Gross margin increased $1.9 million for the jackup and platform drilling rigs during the current quarter. Gross margin increased due primarily to increasing revenues and a reduction in labor, payroll burden and lower workers compensation expense.

     On September 11, 2003, a malfunction of jackup rig 14 resulted in significant damage to the rig and the drilling equipment. We received a total loss settlement of $27.0 million from insurance underwriters during March and early April 2004. The cost incurred to tow the rig to the port and pay for the damage assessment approximated $4.0 million resulting in net insurance proceeds of approximately $23.0 million. The net book value of jackup rig 14 was $17.7 million at March 31, 2004. In compliance with GAAP, we are required to recognize the gain from the insurance proceeds in excess of the net book value of the asset. When considered separately from the original Gulf of Mexico offshore disposal group, this resulted in a gain of approximately $5.3 million from the involuntary conversion of the jackup rig. Considering the impact of the gain, we still believe that the overall valuation of the Gulf of Mexico offshore group remains unchanged from that determined on June 30, 2003, as previously discussed. As a result, we recognized an additional impairment of $5.3 million during the first quarter of 2004.



LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2004, we had cash and cash equivalents of $93.5 million, an increase of $25.8 million from December 31, 2003. The primary sources of cash for the three-month period as reflected on the consolidated condensed statements of cash flows were $20.7 million provided by operating activities, $24.3 million of insurance proceeds, and $1.3 million proceeds from the disposition of equipment. The remaining $2.7 million of insurance proceeds were collected in early April 2004. The primary uses of cash for the three-month period ended March 31, 2004 were $5.3 million for capital expenditures and $15.4 million for reduction of debt. Major capital expenditures for the period included $1.5 million to refurbish barge rig 53 for an upcoming contract in Mexico. The major components of our debt reduction were the purchases of $10.5 million face value of our outstanding 5.5% Convertible Subordinated Notes on the open market, $9.5 million in January 2004 at a price of 100.625 percent and $1.0 million in March 2004 at a price of 100.25 percent. In addition, we paid off $5.1 million of a secured promissory note to Boeing Capital Corporation at a premium.

     As of March 31, 2003, the Company had cash and cash equivalents of $84.4 million, an increase of $32.4 million from December 31, 2002. The primary sources of cash for the three-month period as reflected on the consolidated condensed statements of cash flows were $38.7 million provided by operating activities and $2.3 million from the disposition of equipment. The primary uses of cash for the three-month period ended March 31, 2003 were $6.9 million for capital expenditures and $1.6 million for repayment of debt. Major projects during the current three-month period included expenditures on drill pipe and tubulars for Quail Tools.

     In October 2003, we refinanced a portion of our existing debt by issuing $175.0 million of new 9.625% Senior Notes due 2013 and replaced our senior credit facility with a $150.0 million senior credit agreement. The senior credit agreement consists of a four-year $100.0 million delayed draw term loan facility and a three-year $50.0 million revolving credit facility that are secured by certain drilling rigs, rental tools equipment, accounts receivable and substantially all of the stock of the subsidiaries, and contains customary affirmative and negative covenants. The proceeds of the new 9.625% Senior Notes, plus an initial draw of $50.0 million under the term loan facility, were used to retire $184.3 million of the 9.75% Senior Notes due 2006 that had been tendered pursuant to a tender offer dated September 24, 2003. The balance of the proceeds from the new Senior Notes and the initial draw down under the term loan facility were used to retire the remaining $29.9 million of 9.75% Senior Notes that were not tendered. We redeemed the remaining 9.75% Senior Notes on November 15, 2003 at a redemption price of 101.625 percent.

     The revolving credit facility is available for working capital requirements, general corporate purposes and to support letters of credit. Availability under the revolving credit facility is subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tools equipment. As of March 31, 2004, the borrowing base was $48.7 million, of which none had been drawn down, and $10.5 million had been reserved for letters of credit, resulting in available revolving credit of $38.2 million.

     We had total long-term debt of $556.2 million, including the current portion of $44.8 million, at March 31, 2004. The long-term debt included:

     o $94.7 million aggregate principal amount of 5.5% Convertible Subordinated Notes, which are due August 1, 2004; (The undrawn portion of the term loan can only be used to repay the 5.5% Convertible Subordinated Notes, therefore $50.0 million of these notes have been classified as long-term.)

     o $50.0 million term loan, with an additional $50.0 million available for the sole purpose of repaying the 5.5% Convertible Subordinated Notes, which is due on October 10, 2007;

     o $236.4 million aggregate principal amount of 10.125% Senior Notes, which are due November 15, 2009;

     o $175.0 million aggregate principal amount of 9.625% Senior Notes, which are due October 1, 2013; and

     o    $0.1 million capital lease.

     As of March 31, 2004, we had approximately $181.7 million of liquidity. This liquidity was comprised of $93.5 million of cash on hand, $38.2 million of availability under the new revolving credit facility and $50.0 million of availability under the delayed draw term loan facility (which may only be used to repay the 5.5% Convertible Subordinated Notes). In the third quarter of 2003, we advised that due to cross default provisions in our debt agreements, if we were unable to pay the 5.5% Convertible Subordinated Notes when due, all of our debt would be declared in default and would become immediately due and payable. We believe that any such concern has been substantially alleviated. We believe our current liquidity, along with cash generated from operations, will be sufficient to repay the 5.5% Convertible Subordinated Notes. After giving consideration for additional purchases in the open market of $5.3 million in April 2004 and the $25.0 million partial redemption upcoming on May 6, 2004, the outstanding balance of the 5.5% Convertible Subordinated Notes will be $64.4 million.

     In April 2004, we purchased an additional $5.3 million face value of our 5.5% Convertible Subordinated Notes at an average price of 100.6 percent. We also gave notice of a partial redemption of $25.0 million of the 5.5% Convertible Subordinated Notes effective May 6, 2004 at the redemption price of
100.786 percent. The following table summarizes our future contractual cash obligations as of March 31, 2004.

                                                           Less than                                              More than
                                            Total            1 Year          Years 2 - 3       Years 4 - 5         5 Years
                                       ---------------   ---------------   ---------------   ---------------   ---------------
                                                                      (Dollars in Thousands)
Contractual cash obligations:
    Long-term debt - principal (1)     $       555,281   $        94,669   $            --   $        50,000   $       410,612
    Long-term debt - interest (1)              312,647            47,035            90,999            83,906            90,707
    Operating and capital leases (2)            13,250             3,747             5,147             3,479               877
                                       ---------------   ---------------   ---------------   ---------------   ---------------
Total contractual obligations          $       881,178   $       145,451   $        96,146   $       137,385   $       502,196
                                       ===============   ===============   ===============   ===============   ===============

Commercial commitments:
    Revolving credit facility (3)      $            --   $            --   $            --   $            --   $            --
    Standby letters of credit (3)               10,519            10,519                --                --                --
                                       ---------------   ---------------   ---------------   ---------------   ---------------
Total commercial commitments           $        10,519   $        10,519   $            --   $            --   $            --
                                       ===============   ===============   ===============   ===============   ===============

(1) Long-term debt includes the principal and interest cash obligations of the 9.625% Senior Notes, the 10.125% Senior Notes, the 5.5% Convertible Subordinated Notes and the capital leases. The unamortized premiums of $0.8 million at March 31, 2004 related to the 10.125% Senior Notes are not included in the contractual cash obligations schedule.

(2) Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3) We have a $50.0 million revolving credit facility. As of March 31, 2004 we had available borrowing base of $48.7 million, of which none has been drawn down, but $10.5 million of availability has been used to support letters of credit that have been issued, resulting in a remaining $38.2 million availability. The revolving credit facility expires in October 2006.

     We do not have any unconsolidated special-purpose entities, off-balance-sheet financing arrangements or guarantees of third-party financial obligations. We have no energy or commodity contracts.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.


ITEM 4.  CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures - The Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

     Internal Control Over Financial Reporting - There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 4, 2004, the Company purchased 89,725 shares at a price per share of $4.20 from executives resulting from the vesting of a portion of a restricted stock grant issued in July 2003. Upon vesting of the restricted shares a tax withholding obligation to the Company from the executive was satisfied by delivering back to the Company some of the shares on which the restrictions had lapsed.

                                                            Total Number          Maximum Number
                                                        of Shares Purchased     of Shares That May
                                                        as Part of Publicly      Yet be Purchased
                  Total Number of     Average Price        Announced Plans         Under the Plans
    Date          Shares Purchased    Paid Per Share        or Programs             or Programs
-------------     ----------------    --------------    -------------------     ------------------
March 3, 2004               89,725    $         4.20                     --                    --


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held on April 28, 2004, there were represented in person or by proxy, 84,994,919 shares out of 94,236,855 entitled to vote as of March 12, 2004, the record date, constituting a quorum.

The two matters voted upon at the Annual Meeting were:

     1. Election of Directors: The Stockholders elected three Class II directors to the board of directors of Parker Drilling Company to serve for a three-year term, until 2006:

               Bernard Duroc-Danner
                     Votes cast in favor:        80,589,049
                     Votes withheld:              4,405,540

               James E. Barnes
                     Votes cast in favor:        82,204,379
                     Votes withheld:              2,790,540

               Robert M. Gates
                     Votes cast in favor:        82,232,674
                     Votes withheld:              2,762,245

     2. Election of independent accountants: PricewaterhouseCoopers LLP was approved as the independent accountants for 2004 with:

                     Votes cast in favor:        83,349,103
                     Votes withheld:              1,198,989


ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         The following exhibits are filed as a part of this report:

Exhibit
Number              Description
-------             -----------
15                  Letter re Unaudited Interim Financial Information

31.1                Section 302 Certification - Chief Executive Officer

31.2                Section 302 Certification - Chief Financial Officer

32.1                Section 906 Certification - Chief Executive Officer

32.2                Section 906 Certification - Chief Financial Officer

(b)                 Reports on Form 8-K:

                    We filed a Form 8-K on April 27, 2004, announcing our operating results for the quarter ended March 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Parker Drilling Company

                                              Registrant

Date:  May 7, 2004


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