Form 10-Q
period 2004-06-30
PARKER DRILLING CO /DE/
filed 2004-08-09
CIK 76321

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

                  For The Quarterly Period Ended JUNE 30, 2004

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

                                 (281) 406-2000
             ------------------------------------------------------
              (Registrant's telephone number, including area code)



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

     As of July 30, 2004, 94,416,860 common shares were outstanding.

================================================================================

                             PARKER DRILLING COMPANY

                                      INDEX


                                                                                                       Page No.
                                                                                                     -------------

Part I.         Financial Information

                Item 1.  Financial Statements                                                             2

                Consolidated Condensed Balance Sheets (Unaudited)
                June 30, 2004 and December 31, 2003                                                       2

                Consolidated Condensed Statements of Operations (Unaudited)
                Three and Six Months Ended June 30, 2004 and 2003                                         3

                Consolidated Condensed Statements of Cash Flows (Unaudited)
                Six Months Ended June 30, 2004 and 2003                                                   4

                Notes to the Unaudited Consolidated Condensed
                Financial Statements                                                                    5 - 19

                Report of Independent Registered Public Accounting Firm                                   20

                Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                    21 - 35

                Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       36

                Item 4.  Controls and Procedures                                                          36

Part II.        Other Information                                                                         36

                Item 1.  Legal Proceedings                                                                36

                Item 2.  Changes in Securities and Use of Proceeds                                        36

                Item 3.  Defaults Upon Senior Securities                                                  36

                Item 4.  Submission of Matters to a Vote of Security Holders                              36

                Item 5.  Other Information                                                                36

                Item 6. Exhibits and Reports on Form 8-K                                                  37

                Signatures                                                                                38

                Officer Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                  June 30,      December 31,
                                                                    2004            2003
                                                                ------------    ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                   $     42,271    $     67,765
    Accounts and notes receivable, net                                93,769          89,050
    Rig materials and supplies                                        17,751          13,627
    Other current assets                                              10,895           2,466
                                                                ------------    ------------
            Total current assets                                     164,686         172,908
                                                                ------------    ------------
Property, plant and equipment less
   accumulated depreciation and amortization of $579,726
   at June 30, 2004 and $414,665 at December 31, 2003                406,123         387,664
Assets held for sale                                                  72,171         150,370
Goodwill                                                             114,398         114,398
Other noncurrent assets                                               25,492          22,292
                                                                ------------    ------------
                   Total assets                                 $    782,870    $    847,632
                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                           $     14,490    $     60,225
    Accounts payable and accrued liabilities                          59,621          54,595
    Accrued income taxes                                              12,724          13,809
                                                                ------------    ------------
            Total current liabilities                                 86,835         128,629
                                                                ------------    ------------
Long-term debt                                                       511,333         511,400
Discontinued operations                                                1,679           6,421
Other long-term liabilities                                            7,458           8,379
Contingency (Note 8)
Stockholders' equity:
    Common stock                                                      15,735          15,696
    Capital in excess of par value                                   439,266         438,311
    Unamortized restricted stock plan compensation                      (847)         (1,885)
    Accumulated other comprehensive income - net unrealized
         gain on investments available for sale                         --               881
    Accumulated deficit                                             (278,589)       (260,200)
                                                                ------------    ------------
            Total stockholders' equity                               175,565         192,803
                                                                ------------    ------------
                   Total liabilities and stockholders' equity   $    782,870    $    847,632
                                                                ============    ============




              See accompanying notes to the unaudited consolidated
                        condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
 (Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
                                  (Unaudited)

                                                    Three Months Ended June 30,         Six Months Ended June 30,
                                                  --------------------------------    --------------------------------
                                                       2004              2003              2004              2003
                                                  --------------    --------------    --------------    --------------
Drilling and rental revenues:
  U.S. drilling                                   $       20,662    $       18,076    $       40,421    $       35,721
  International drilling                                  50,515            47,890           106,552           102,144
  Rental tools                                            16,704            13,699            31,807            26,312
                                                  --------------    --------------    --------------    --------------
Total drilling and rental revenues                        87,881            79,665           178,780           164,177
                                                  --------------    --------------    --------------    --------------
Drilling and rental operating expenses:
  U.S. drilling                                           12,506            13,403            25,197            25,502
  International drilling                                  38,503            36,385            78,394            74,055
  Rental tools                                             6,712             5,592            13,325            11,008
  Depreciation and amortization                           16,544            19,592            32,793            39,130
                                                  --------------    --------------    --------------    --------------
Total drilling and rental operating expenses              74,265            74,972           149,709           149,695
                                                  --------------    --------------    --------------    --------------
Drilling and rental operating income                      13,616             4,693            29,071            14,482
                                                  --------------    --------------    --------------    --------------
Construction contract revenue                               --               3,703              --               5,969
Construction contract expense                               --               2,703              --               4,969
                                                  --------------    --------------    --------------    --------------
Construction contract operating income (Note 5)             --               1,000              --               1,000
                                                  --------------    --------------    --------------    --------------
General and administration expense                        (6,992)           (5,321)          (13,034)          (10,406)
Provision for reduction in carrying
  value of certain assets                                 (6,558)             --              (6,558)             --
Gain on disposition of assets, net                           346               135             1,069               811
                                                  --------------    --------------    --------------    --------------
Total operating income                                       412               507            10,548             5,887
                                                  --------------    --------------    --------------    --------------
Other income and (expense):
  Interest expense                                       (13,468)          (13,305)          (26,875)          (26,749)
  Interest income                                            183               281               432               487
  Loss on extinguishment of debt                            (262)             --                (578)             --
  Minority interest                                         (225)              286              (515)              359
  Other                                                      755               206               838               287
                                                  --------------    --------------    --------------    --------------
Total other income and (expense)                         (13,017)          (12,532)          (26,698)          (25,616)
                                                  --------------    --------------    --------------    --------------
Loss before income taxes                                 (12,605)          (12,025)          (16,150)          (19,729)
Income tax expense                                         3,417             4,404             7,466             8,754
                                                  --------------    --------------    --------------    --------------
Loss from continuing operations                          (16,022)          (16,429)          (23,616)          (28,483)
Discontinued operations, net of taxes                      2,497           (57,979)            5,227           (62,126)
                                                  --------------    --------------    --------------    --------------
Net loss                                          $      (13,525)   $      (74,408)   $      (18,389)   $      (90,609)
                                                  ==============    ==============    ==============    ==============
Basic and diluted earnings (loss) per share:
  Loss from continuing operations                 $        (0.17)   $        (0.18)   $        (0.25)   $        (0.31)
  Discontinued operations, net of taxes           $         0.03    $        (0.62)   $         0.05    $        (0.67)
  Net loss                                        $        (0.14)   $        (0.80)   $        (0.20)   $        (0.98)

Number of common shares used in computing
  earnings per share:
  Basic and diluted                                   94,029,536        93,011,361        93,812,055        92,929,914




              See accompanying notes to the unaudited consolidated
                         condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)


                                                                       Six Months Ended June 30,
                                                                    --------------------------------
                                                                         2004              2003
                                                                    --------------    --------------
Cash flows from operating activities:
   Net loss                                                         $      (18,389)   $      (90,609)
   Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities:
      Depreciation and amortization                                         32,793            39,130
      Gain on disposition of assets                                         (1,069)             (811)
      Gain on sale of marketable securities                                   (762)             --
      Provision for reduction in carrying value of certain assets            6,558              --
      Expenses not requiring cash                                            4,140             2,517
      Discontinued operations                                                   51            63,665
      Change in operating assets and liabilities                           (17,483)           31,679
                                                                    --------------    --------------

   Net cash provided by operating activities                                 5,839            45,571
                                                                    --------------    --------------

Cash flows from investing activities:
   Capital expenditures                                                    (15,659)          (15,741)
   Proceeds from the sale of assets                                          1,407             2,565
   Proceeds from insurance settlement                                       27,000              --
   Proceeds from sale of marketable securities                               1,377              --
                                                                    --------------    --------------

   Net cash provided by (used in) investing activities                      14,125           (13,176)
                                                                    --------------    --------------

Cash flows from financing activities:
   Principal payments under debt obligations                               (45,735)          (18,408)
   Proceeds from stock options exercised                                       277              --
                                                                    --------------    --------------

   Net cash used in financing activities                                   (45,458)          (18,408)
                                                                    --------------    --------------

Net change in cash and cash equivalents                                    (25,494)           13,987

Cash and cash equivalents at beginning of period                            67,765            51,982
                                                                    --------------    --------------

Cash and cash equivalents at end of period                          $       42,271    $       65,969
                                                                    ==============    ==============

Supplemental cash flow information:
   Interest paid                                                    $       25,551    $       27,120
   Income taxes paid                                                $        8,723    $       11,254

Supplemental noncash investing activity:
   Net unrealized loss on investments available for sale            $         --      $          (28)
   Capital lease obligation                                         $         --      $          290


              See accompanying notes to the unaudited consolidated
                         condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. General - In the opinion of the management of Parker Drilling Company (the "Company"), the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of June 30, 2004 and December 31, 2003, (2) the results of operations for the three and six months ended June 30, 2004 and 2003, and (3) cash flows for the six months ended June 30, 2004 and 2003. Results for the six months ended June 30, 2004 are not necessarily indicative of the results that will be realized for the year ending December 31, 2004. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2003.

    Our independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the Public Company Accounting Oversight Board (United States). Pursuant to Rule 436(c) under the Securities Act of 1933, their independent registered public accounting firm's report of that review should not be considered a report within the meaning of Section 7 and 11 of that Act, and the independent registered public accounting firm liability under Section 11 does not extend to it.

    Stock-Based Compensation - The Company's stock-based employee compensation plans are accounted for under the recognition and measurement principles of the Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost related to stock options granted is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                            Three Months Ended June 30,          Six Months Ended June 30,
                                                          --------------------------------    --------------------------------
                                                               2004              2003              2004              2003
                                                          --------------    --------------    --------------    --------------
                                                                    (Dollars in Thousands, Except Per Share Amounts)

     Net loss as reported                                 $      (13,525)   $      (74,408)   $      (18,389)   $      (90,609)

     Stock-based compensation expense
       included in net loss as reported                              290                --             1,313                --

     Stock-based compensation expense
       determined under fair value method,
       net of tax                                                   (414)             (334)           (1,694)             (730)
                                                          --------------    --------------    --------------    --------------
     Net loss pro forma                                   $      (13,649)   $      (74,742)   $      (18,770)   $      (91,339)
                                                          ==============    ==============    ==============    ==============

     Basic and diluted loss per share:
       Net loss as reported                               $        (0.14)   $        (0.80)   $        (0.20)   $        (0.98)

       Net loss pro forma                                 $        (0.14)   $        (0.80)   $        (0.20)   $        (0.98)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2004 and 2003: no dividend yield; expected volatility of 59.5% and 52.5%, respectively; risk-free interest rate of 3.89% and 4.88%, respectively; and expected lives of options, 5-7 years.

2.  Earnings Per Share -

                                                         Three Months Ended June 30, 2004
                                               ------------------------------------------------
                                                Income (Loss)        Shares         Per Share
                                                 (Numerator)     (Denominator)        Amount
                                               --------------    --------------   -------------
    Basic and diluted EPS:
    Loss from continuing operations            $  (16,022,000)       94,029,536   $        (0.17)

    Discontinued operations, net of taxes           2,497,000                               0.03
                                                -------------                      -------------
    Net loss                                   $  (13,525,000)                    $        (0.14)
                                                =============                      =============


                                                         Six Months Ended June 30, 2004
                                               -------------------------------------------------
                                               Income (Loss)        Shares          Per Share
                                                 (Numerator)     (Denominator)        Amount
                                               --------------    --------------   --------------
    Basic and diluted EPS:
    Loss from continuing operations            $  (23,616,000)       93,812,055   $        (0.25)

    Discontinued operations, net of taxes           5,227,000                               0.05

                                                -------------                      -------------
    Net loss                                   $  (18,389,000)                    $        (0.20)
                                                =============                      =============

                                                       Three Months Ended June 30, 2003
                                               -------------------------------------------------
                                                    Loss             Shares         Per Share
                                                 (Numerator)     (Denominator)        Amount
                                               --------------    --------------   --------------

    Basic and diluted EPS:
    Loss from continuing operations            $  (16,429,000)       93,011,361   $        (0.18)

    Discontinued operations, net of taxes         (57,979,000)                             (0.62)

                                                -------------                      -------------
    Net loss                                   $  (74,408,000)                    $        (0.80)
                                                =============                      =============

                                                           Six Months Ended June 30, 2003
                                                ------------------------------------------------
                                                     Loss             Shares         Per Share
                                                  (Numerator)     (Denominator)        Amount
                                                --------------    --------------   -------------
    Basic and diluted EPS:
    Loss from continuing operations             $  (28,483,000)       92,929,914    $      (0.31)

    Discontinued operations, net of taxes          (62,126,000)                            (0.67)

                                                 -------------                       -----------
    Net loss                                    $  (90,609,000)                     $      (0.98)
                                                 =============                       ===========

    As of June 30, 2004, the Company had outstanding $64,394,000 of 5.5% Convertible Subordinated Notes which are convertible into 4,184,146 shares of common stock at $15.39 per share. The notes have been outstanding since their issuance in July 1997 but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. The 5.5% Convertible Subordinated Notes were paid off on August 2, 2004. For the three and six months ended June 30, 2004, options to purchase 9,238,406 shares of common stock at prices ranging from $1.96 to $12.19 per share, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the period. For the three and six months ended June 30, 2003, options to purchase 9,858,809 shares of common stock at prices ranging from $1.96 to $12.19 per share, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the period.

3. Business Segments - The primary services the Company provides are as follows: U.S. drilling, international drilling and rental tools. Information regarding the Company's operations by industry segment for the three and six months ended June 30, 2004 and 2003 is as follows:

                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                               --------------------------------    --------------------------------
                                                    2004              2003             2004               2003
                                               --------------    --------------    --------------    --------------
                                                                       (Dollars in Thousands)
Drilling and rental revenues:
   U.S. drilling                               $       20,662    $       18,076    $       40,421    $       35,721
   International drilling                              50,515            47,890           106,552           102,144
   Rental tools                                        16,704            13,699            31,807            26,312
                                               --------------    --------------    --------------    --------------
Total drilling and rental revenues             $       87,881    $       79,665    $      178,780    $      164,177
                                               ==============    ==============    ==============    ==============

Drilling and rental operating income:
   U.S. drilling                               $        3,432    $         (205)   $        5,744    $          459
   International drilling                               3,652               136            11,796             5,296
   Rental tools                                         6,532             4,762            11,531             8,727
                                               --------------    --------------    --------------    --------------
Total drilling and rental operating income             13,616             4,693            29,071            14,482

Net construction contract operating income               --               1,000              --               1,000
General and administrative expense                     (6,992)           (5,321)          (13,034)          (10,406)
Provision for reduction in carrying
   value of certain assets                             (6,558)             --              (6,558)             --
Gain on disposition of assets, net                        346               135             1,069               811
                                               --------------    --------------    --------------    --------------
Total operating income                                    412               507            10,548             5,887

Interest expense                                      (13,468)          (13,305)          (26,875)          (26,749)
Loss on extinguishment of debt                           (262)             --                (578)             --
Other income, net                                         713               773               755             1,133
                                               --------------    --------------    --------------    --------------
Loss before income taxes                       $      (12,605)   $      (12,025)   $      (16,150)   $      (19,729)
                                               ==============    ==============    ==============    ==============

4. Discontinued Operations - In June 2003, the Company's board of directors approved a plan to sell its Latin America assets consisting of 17 land rigs and related inventory and spare parts and its U.S. Gulf of Mexico offshore assets consisting of seven jackup rigs and four platform rigs. One Latin America land rig was sold in July 2003. At June 30, 2003, the net book value of the assets to be sold exceeded the estimated fair value and as a result an impairment charge including estimated sales expenses was recognized in the amount of $54.0 million. At the time the board of directors approved this plan, the Latin America land and U.S. Gulf of Mexico offshore operations, whose assets are the subject of this plan of disposition, met the requirements of discontinued operations under the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result, the consolidated financial statements were reclassified in June 2003 to present the Latin America operations and the U.S. jackup and platform drilling operations as discontinued operations.

    In early 2004, the board of directors concurred with the Company's plan to actively market certain of the Latin America land rigs in Mexico. As a result, in early May 2004, a subsidiary of the Company was awarded two contracts in Mexico that will utilize seven Latin America land rigs. Based on this change in plan, the seven land rigs moving to Mexico have been reclassified from discontinued operations to continuing operations effective May 2004. The nine land rigs remaining in Latin America were reclassified from discontinued operations to continuing operations effective June 30, 2004 as required by SFAS No. 144. The reclassification was made based on the application of SFAS No. 144, which requires that unless assets classified as discontinued operations are either sold or have a firm commitment for sale within a one-year period, such assets should be reclassified to continuing operations. SFAS No. 144 further requires that assets returned to continuing operations be recorded at the lower of net book value or fair value, and that net book value be adjusted by the depreciation that would have been recognized as if the asset had remained classified as continuing operations. Based on the foregoing, the Company recognized an impairment of $5.1 million as a provision for reduction in carrying value of assets for the 16 Latin America land rigs.

    As of June 30, 2004 all U.S. Gulf of Mexico offshore assets remained classified as discontinued operations. On August 2, 2004, the Company closed on the sale of five jackups and four platform rigs realizing net proceeds of approximately $40 million. Jackup rig 25 was excluded from this sale though the purchaser obtained the exclusive right to purchase jackup rig 25 from the period of September 1, 2004 through October 31, 2004, if it is not sold prior to September 1, 2004. The Company has received an offer from a prospective purchaser which is currently the subject of ongoing discussions.

    On September 11, 2003, a malfunction caused one side of jackup rig 14 to become partially submerged resulting in significant damage to the rig and the drilling equipment. The Company received from its insurance underwriters a total loss settlement of $27.0 million, of which $24.3 million was received in March 2004 with the remaining $2.7 million received on April 8, 2004. The cost incurred to tow the rig to the port and pay for the damage assessment approximated $4.0 million resulting in net insurance proceeds of approximately $23.0 million. The net book value of jackup rig 14 was $17.7 million at March 31, 2004. In compliance with Generally Accepted Accounting Principles ("GAAP"), the Company was required to recognize the gain from the insurance proceeds in excess of the net book value of the asset. When considered separately from the other U.S. Gulf of Mexico offshore disposal group, this resulted in a gain of approximately $5.3 million from the involuntary conversion of the jackup rig. After considering the impact of the gain, the Company still believes that the overall valuation of the U.S. Gulf of Mexico offshore group was unchanged from that determined on June 30, 2003, as previously discussed. As a result, the Company recognized an additional impairment of $5.3 million during the first quarter of 2004.

    Analysis of Discontinued Operations

                                                             Three Months Ended June 30,           Six Months Ended June 30,
                                                           --------------------------------    --------------------------------
                                                                2004              2003              2004              2003
                                                           --------------    --------------    --------------    --------------
                                                                                   (Dollars in Thousands)
    U.S. jackup and platform drilling revenues             $       11,859    $       11,704    $       24,258    $       22,320
                                                           ==============    ==============    ==============    ==============


    Income (loss) from discontinued operations             $        2,497    $      (57,979)   $        5,227    $      (62,126)
                                                           ==============    ==============    ==============    ==============


    Assets Held for Sale - During the third quarter of 2004, the Company will close on the sale of the land and buildings in New Iberia, Louisiana for a net sales price of $6.4 million. The sales price of the land and buildings resulted in an impairment of $3.4 million, which was recognized in the December 31, 2003 consolidated financial statements. The Company will lease back certain portions of the land and office building under a two-year operating lease agreement.

5. Construction Contract - The Company has historically only constructed drilling rigs for its own use. At the request of one of its significant customers, the Company entered into a contract to design, construct, mobilize and sell a specialized drilling rig to drill extended reach wells to offshore producing zones from a land-based location on Sakhalin Island, Russia, for an international consortium of oil and gas companies. The Company also entered into a contract to subsequently operate the rig on behalf of the consortium. The construction project was completed during the third quarter of 2003 and the Company is currently operating the rig for the customer. The total profit recognized under the design, construction, mobilization and rig-up contract was $4.5 million, of which $2.0 million was recognized in 2003 and $2.5 million during 2002.

6. Income Tax Expense - Income tax expense from operations consists of foreign tax expense of $3.4 million for the second quarter of 2004 as compared to foreign tax expense of $4.4 million for the second quarter of 2003. The reduction in taxes was due to a tax rate change in China and a change in our operating structure in Kuwait along with a decrease in activity in Latin America and in Nigeria. For the first six months of 2004 and 2003 we incurred a net loss, however, no additional deferred tax benefit was recognized since the sum of our deferred tax assets, principally the net operating loss carryforwards, exceeds the deferred tax liabilities, principally the excess of tax depreciation over book depreciation. This additional deferred tax asset was fully reserved through a valuation allowance in both the second quarter of 2004 and 2003.

7. Related Party - On February 27, 1995, the Company entered into a Split Dollar Life Insurance Agreement with Robert L. Parker and the Robert L. Parker and Catherine M. Parker Family Trust ("Trust") pursuant to which the Company agreed to provide life insurance for Mr. and Mrs. Robert L. Parker in the event of the death of Mr. and Mrs. Parker (the "Agreement"). The initial Agreement provided that the Trust would acquire and own a life insurance policy with a face amount of $13.2 million and that the Company would pay the premiums, with the Trust having the obligation to reimburse the Company from the proceeds of the policy, with interest from and after January 1, 2000, at the one-year Treasury bill rate. The repayment of the premiums was secured by an Assignment of Life Insurance Policy as Collateral of same date as the Agreement. On October 14, 1996, the Agreement was amended to provide that the interest accrual would be deferred until February 28, 2003, in consideration for the Company's termination of a separate life insurance policy on the life of Robert L. Parker. On April 19, 2000, the Agreement was amended and restated to replace the previous policy with two policies, one for $8.0 million on the life of Robert L. Parker and one for $7.7 million on the lives of both Mr. and Mrs. Parker. Mr. Robert L. Parker Jr., the Company's CEO and son of Robert L. Parker is a one-third beneficiary of the Trust.

    Due to the passage of the Sarbanes-Oxley Act of 2002 ("SOX"), additional loans to executive officers and directors may be prohibited, although continuance of loans in existence as of July 30, 2002, are allowed; provided there is no modification to such loans. Because the advancement of additional annual premiums by the Company may be considered a prohibited loan under SOX, the Company elected to not advance the $0.6 million premium that was due in December 2002 and 2003 pending further clarification from the Securities and Exchange Commission ("SEC") as to whether or not split dollar loans were intended to be prohibited by SOX. As of June 30, 2004, the accrued amount of premiums by the Company was $4.7 million.

    As of June 30, 2004, there has been no clarification from the SEC and none is anticipated at this time. The Company and the Trust are engaged in ongoing discussions to determine how the Company can meet its contractual obligations to the Trust without violating SOX. Because a recent analysis of the policies by a financial consultant has indicated that there is no reasonable certainty that the value of the policies will be adequate for the Company to recoup the full amount of premiums paid, during the second quarter of 2004, the Company reduced the value of its asset by $1.5 million to $3.2 million, which approximates the cash surrender value of the two policies.

8. Contingency - As previously reported, although the Kazakhstan branch ("PKD Kazakhstan") of Parker Drilling Company International Limited ("PDCIL") prevailed on its appeal arising out of an audit assessment of approximately $29.0 million by the Ministry of State Revenues of Kazakhstan ("MSR") based on payments PKD Kazakhstan received from the operator to upgrade rig 257, the Ministry of Finance of Kazakhstan ("MinFin") subsequently made a claim for corporate income taxes based primarily on the disallowance of depreciation of the full value of rig 257 in the income tax returns of PKD Kazakhstan in 1999-2001. PKD Kazakhstan instituted legal proceedings to challenge the validity of these claims by MinFin, which ultimately resulted in the Supreme Court confirming the decision of the Astana City Court, which earlier had ruled that approximately $7.7 million of the claims of MinFin are valid and payable upon receipt of the re-issuance of the corrected notice from the relevant taxing authority. However, the actual amount which PKD Kazakhstan will ultimately be required to pay will be reduced by credits available, which originally were estimated at approximately $5.0 million but at this time are approximately $5.4 million, resulting in an amount payable of approximately $2.3 million, which is fully reserved on the financial books of the Company. While the disallowance of depreciation for the years 1999-2001 will result in a cash payment at this time, the judgment does allow PKD Kazakhstan to depreciate the full value of rig 257 on its tax returns beginning in 2002, which will reduce taxable income and taxes to be paid in the future. In addition, the Company continues to pursue its petition with the U.S. Treasury Department for Competent Authority review, which is a tax treaty procedure to resolve disputes as to which country may tax income covered under the treaty. The U.S. Treasury Department has granted our petition and has initiated proceedings with the MSR which are ongoing.

    PKD Kazakhstan has received a notice of an assessment of duties, taxes and penalties in the amount of $6.0 million for failure to submit monthly duties and taxes under the temporary import license for rig 257 from November 2003 through February 2004, based on the allegation of the Customs Control in Mangistau that rig 257 is no longer under contract, exempting it from such duties and taxes. PKD Kazakhstan has filed objections to this assessment and has introduced documentation supporting its position that rig 257 remains under contract and, therefore, remains exempt from duties and taxes. Despite repeated requests to the court in Mangistau to address the merits of PKD Kazakhstan's objections, the court had not done so until late July 2004. On June 7, 2004, the court in Mangistau entered an order freezing the bank accounts of PKD Kazakhstan and impounded rig 257 as security for payment of the duties, taxes and penalties previously assessed. On July 28, 2004, PKD Kazakhstan was granted approval to post a bond of $5.0 million which will allow for the release of the bank accounts and rig 257. Management believes that the assessments, including penalties, are in error because they do not recognize the continuing obligations of the parties under the drilling contract subsequent to the completion of drilling operations in November 2003. It is not certain at this time as to the period of time, if any, that the rig was not under contract and, therefore, not exempt from duties. Further, the Company has recently received confirmation that the parties have agreed upon the terms for the contract to be extended for up to two years, which provides further support to the Company's position that it has remained exempt from duties throughout this period. Pending further clarification no amounts have been accrued with respect to this recent assessment.

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

    AralParker (a Kazakhstan closed joint stock company, owned 50 percent by Parker Drilling International Limited and 50 percent by Aralnedra, CJSC), Casuarina Limited (a wholly-owned captive insurance company) and Parker Drilling Investment Company (a wholly-owned subsidiary) are all non-guarantor subsidiaries. The Company is providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATING CONDENSED BALANCE SHEET
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                         June 30, 2004
                                                            ------------------------------------------------------------------------
                                                               Parent        Guarantor   Non-Guarantor  Eliminations   Consolidated
                                                            ------------   ------------  -------------  ------------   ------------
                     ASSETS
Current assets:
  Cash and cash equivalents                                 $     28,893   $     10,658  $       2,720  $       --     $     42,271
  Accounts and notes receivable, net                             143,216        101,400         21,565      (172,412)        93,769
  Rig materials and supplies                                        --           17,751           --            --           17,751
  Other current assets                                                 9         10,782             12            92         10,895
                                                            ------------   ------------  -------------  ------------   ------------
      Total current assets                                       172,118        140,591         24,297      (172,320)       164,686
                                                            ------------   ------------  -------------  ------------   ------------

Property, plant and equipment, net                                   134        434,131         32,710       (60,852)       406,123

Assets held for sale                                                --           72,171           --            --           72,171

Goodwill                                                            --          114,398           --            --          114,398

Investment in subsidiaries and intercompany advances             580,668        735,305         20,195    (1,336,168)          --

Other noncurrent assets                                           13,423         12,087             21           (39)        25,492
                                                            ------------   ------------  -------------  ------------   ------------
          Total assets                                      $    766,343   $  1,508,683  $      77,223  $ (1,569,379)  $    782,870
                                                            ============   ============  =============  ============   ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                         $     14,394   $         96  $        --    $       --     $     14,490
  Accounts payable and accrued liabilities                        35,768        212,039         12,472      (187,934)        72,345
                                                            ------------   ------------  -------------  ------------   ------------

      Total current liabilities                                   50,162        212,135         12,472      (187,934)        86,835
                                                            ------------   ------------  -------------  ------------   ------------
Long-term debt                                                   511,333           --             --            --          511,333
Deferred income taxes                                            (45,300)        45,300           --            --             --
Discontinued operations                                             --            1,679           --            --            1,679
Other long-term liabilities                                         --            7,458           --            --            7,458
Intercompany payables                                             74,583        598,794         29,702      (703,079)          --

Stockholders' equity:
  Common stock and capital in excess of par value                454,154      1,073,071          5,451    (1,078,522)       454,154
  Accumulated deficit                                           (278,589)      (429,754)        29,598       400,156       (278,589)
                                                            ------------   ------------  -------------  ------------   ------------

      Total stockholders' equity                                 175,565        643,317         35,049      (678,366)       175,565
                                                            ------------   ------------  -------------  ------------   ------------
          Total liabilities and stockholders' equity        $    766,343   $  1,508,683  $      77,223  $ (1,569,379)  $    782,870
                                                            ============   ============  =============  ============   ============

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATING CONDENSED BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                  December 31, 2003
                                                      ------------------------------------------------------------------------
                                                         Parent        Guarantor    Non-Guarantor  Eliminations   Consolidated
                                                      ------------   ------------   -------------  ------------   ------------
                  ASSETS
Current assets:
  Cash and cash equivalents                           $     53,055   $      7,806   $       6,904  $       --     $     67,765
  Accounts and notes receivable, net                       141,397         92,936          20,724      (166,007)        89,050
  Rig materials and supplies                                  --           13,627            --            --           13,627
  Other current assets                                           9          2,394              13            50          2,466
                                                      ------------   ------------   -------------  ------------   ------------
      Total current assets                                 194,461        116,763          27,641      (165,957)       172,908
                                                      ------------   ------------   -------------  ------------   ------------
Property, plant and equipment, net                             133        366,389          34,736       (13,594)       387,664

Assets held for sale                                          --          150,370            --            --          150,370

Goodwill                                                      --          114,398            --            --          114,398

Investment in subsidiaries and intercompany advances       615,598        661,847          15,399    (1,292,844)          --

Other noncurrent assets                                     17,436          4,359             536           (39)        22,292
                                                      ------------   ------------   -------------  ------------   ------------
          Total assets                                $    827,628   $  1,414,126   $      78,312  $ (1,472,434)  $    847,632
                                                      ============   ============   =============  ============   ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                   $     60,225   $       --     $        --    $       --     $     60,225
  Accounts payable and accrued liabilities                  33,917        198,393          11,516      (175,422)        68,404
                                                      ------------   ------------   -------------  ------------   ------------
      Total current liabilities                             94,142        198,393          11,516      (175,422)       128,629
                                                      ------------   ------------   -------------  ------------   ------------
Long-term debt                                             511,400           --              --            --          511,400
Deferred income taxes                                      (45,300)        45,300            --            --             --
Discontinued operations                                       --            6,421            --            --            6,421
Other long-term liabilities                                   --            8,552            --            (173)         8,379
Intercompany payables                                       74,583        540,844          33,512      (648,939)          --

Stockholders' equity:
  Common stock and capital in excess of par value          452,122      1,073,028           5,456    (1,078,484)       452,122
  Accumulated other comprehensive income                       881           --              --            --              881
  Accumulated deficit                                     (260,200)      (458,412)         27,828       430,584       (260,200)
                                                      ------------   ------------   -------------  ------------   ------------
      Total stockholders' equity                           192,803        614,616          33,284      (647,900)       192,803
                                                      ------------   ------------   -------------  ------------   ------------
          Total liabilities and stockholders' equity  $    827,628   $  1,414,126   $      78,312  $ (1,472,434)  $    847,632
                                                      ============   ============   =============  ============   ============

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                Three Months Ended June 30, 2004
                                            -------------------------------------------------------------------------
                                               Parent       Guarantor     Non-Guarantor   Eliminations   Consolidated
                                            ------------   ------------   -------------   ------------   ------------
Drilling and rental revenues                $       --     $     72,822   $      14,586   $        473   $     87,881

Drilling and rental operating expenses              --           45,499          11,749            473         57,721
Depreciation and amortization                       --           15,435           1,109           --           16,544
                                            ------------   ------------   -------------   ------------   ------------
Drilling and rental operating income                --           11,888           1,728           --           13,616
                                            ------------   ------------   -------------   ------------   ------------

General and administrative expense (1)               (43)        (6,949)           --             --           (6,992)
Provision for reduction in carrying
  value of certain assets                           --           (6,558)           --             --           (6,558)
Gain on disposition of assets, net                  --          (46,912)           --           47,258            346
                                            ------------   ------------   -------------   ------------   ------------
Total operating income (loss)                        (43)       (48,531)          1,728         47,258            412
                                            ------------   ------------   -------------   ------------   ------------

Other income and (expense):
  Interest expense                               (14,211)       (12,126)           (860)        13,729        (13,468)
  Loss on extinguishment of debt                    (262)          --              --             --             (262)
  Other                                           12,990         14,895             253        (27,425)           713
  Equity in net earnings of subsidiaries         (11,763)          --              --           11,763           --
                                            ------------   ------------   -------------   ------------   ------------
Total other income and (expense)                 (13,246)         2,769            (607)        (1,933)       (13,017)
                                            ------------   ------------   -------------   ------------   ------------

Income (loss) before income taxes                (13,289)       (45,762)          1,121         45,325        (12,605)

Income tax expense                                   236          3,181            --             --            3,417
                                            ------------   ------------   -------------   ------------   ------------
Income (loss) from continuing operations         (13,525)       (48,943)          1,121         45,325        (16,022)

Discontinued operations, net of taxes               --            2,497            --             --            2,497
                                            ------------   ------------   -------------   ------------   ------------
Net income (loss)                           $    (13,525)  $    (46,446)  $       1,121   $     45,325   $    (13,525)
                                            ============   ============   =============   ============   ============

(1)  All field operations general and administrative expenses are included in operating expenses.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                Three Months Ended June 30, 2003
                                            -------------------------------------------------------------------------
                                               Parent       Guarantor     Non-Guarantor   Eliminations   Consolidated
                                            ------------   ------------   -------------   ------------   ------------
Drilling and rental revenues                $       --     $     67,204   $      13,098   $       (637)  $     79,665

Drilling and rental operating expenses                (3)        45,165          10,855           (637)        55,380
Depreciation and amortization                       --           19,592            --             --           19,592
                                            ------------   ------------   -------------   ------------   ------------
Drilling and rental operating income                   3          2,447           2,243           --            4,693
                                            ------------   ------------   -------------   ------------   ------------

Construction contract revenue                       --            3,703            --             --            3,703
Construction contract expense                       --            2,703            --             --            2,703
                                            ------------   ------------   -------------   ------------   ------------
Construction contract operating income              --            1,000            --             --            1,000
                                            ------------   ------------   -------------   ------------   ------------

General and administrative expense (1)               (38)        (5,283)           --             --           (5,321)
Gain on disposition of assets, net                  --              135            --             --              135
                                            ------------   ------------   -------------   ------------   ------------
Total operating income (loss)                        (35)        (1,701)          2,243           --              507
                                            ------------   ------------   -------------   ------------   ------------

Other income and (expense):
  Interest expense                               (14,499)       (17,747)         (1,063)        20,004        (13,305)
  Other                                           19,169            904             704        (20,004)           773
  Equity in net earnings of subsidiaries         (78,784)          --              --           78,784           --
                                            ------------   ------------   -------------   ------------   ------------
Total other income and (expense)                 (74,114)       (16,843)           (359)        78,784        (12,532)
                                            ------------   ------------   -------------   ------------   ------------

Income (loss) before income taxes                (74,149)       (18,544)          1,884         78,784        (12,025)

Income tax expense                                   259          4,145            --             --            4,404
                                            ------------   ------------   -------------   ------------   ------------
Income (loss) from continuing operations         (74,408)       (22,689)          1,884         78,784        (16,429)

Discontinued operations, net of taxes               --          (57,979)           --             --          (57,979)
                                            ------------   ------------   -------------   ------------   ------------
Net income (loss)                           $    (74,408)  $    (80,668)  $       1,884   $     78,784   $    (74,408)
                                            ============   ============   =============   ============   ============

(1)  All field operations general and administrative expenses are included in operating expenses.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                 Six Months Ended June 30, 2004
                                            -------------------------------------------------------------------------
                                               Parent       Guarantor     Non-Guarantor   Eliminations   Consolidated
                                            ------------   ------------   -------------   ------------   ------------
Drilling and rental revenues                $       --     $    148,593   $      29,177   $      1,010   $    178,780

Drilling and rental operating expenses              --           92,279          23,627          1,010        116,916
Depreciation and amortization                       --           30,458           2,335           --           32,793
                                            ------------   ------------   -------------   ------------   ------------
Drilling and rental operating income                --           25,856           3,215           --           29,071
                                            ------------   ------------   -------------   ------------   ------------

General and administrative expense (1)               136        (13,170)           --             --          (13,034)
Provision for reduction in carrying
  value of certain assets                           --           (6,558)           --             --           (6,558)
Gain on disposition of assets, net                  --          (46,189)           --           47,258          1,069
                                            ------------   ------------   -------------   ------------   ------------
Total operating income                               136        (40,061)          3,215         47,258         10,548
                                            ------------   ------------   -------------   ------------   ------------

Other income and (expense):
  Interest expense                               (28,810)       (23,662)         (1,774)        27,371        (26,875)
  Loss on extinguishment of debt                    (578)          --              --             --             (578)
  Other                                           25,311          2,476             347        (27,379)           755
  Equity in net earnings of subsidiaries         (13,968)          --              --           13,968           --
                                            ------------   ------------   -------------   ------------   ------------
Total other income and (expense)                 (18,045)       (21,186)         (1,427)        13,960        (26,698)
                                            ------------   ------------   -------------   ------------   ------------

Income (loss) before income taxes                (17,909)       (61,247)          1,788         61,218        (16,150)

Income tax expense                                   480          6,986            --             --            7,466
                                            ------------   ------------   -------------   ------------   ------------
Income (loss) from continuing operations         (18,389)       (68,233)          1,788         61,218        (23,616)

Discontinued operations, net of taxes               --            5,227            --             --            5,227
                                            ------------   ------------   -------------   ------------   ------------
Net income (loss)                           $    (18,389)  $    (63,006)  $       1,788   $     61,218   $    (18,389)
                                            ============   ============   =============   ============   ============

(1)  All field operations general and administrative expenses are included in operating expenses.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                  Six Months Ended June 30, 2003
                                            -------------------------------------------------------------------------
                                               Parent       Guarantor     Non-Guarantor   Eliminations   Consolidated
                                            ------------   ------------   -------------   ------------   ------------
Drilling and rental revenues                $       --     $    139,364   $      26,035   $     (1,222)  $    164,177

Drilling and rental operating expenses              --           90,358          21,441         (1,234)       110,565
Depreciation and amortization                       --           35,994           3,136           --           39,130
                                            ------------   ------------   -------------   ------------   ------------
Drilling and rental operating income                --           13,012           1,458             12         14,482
                                            ------------   ------------   -------------   ------------   ------------

Construction contract revenue                       --            5,969            --             --            5,969
Construction contract expense                       --            4,969            --             --            4,969
                                            ------------   ------------   -------------   ------------   ------------
Construction contract operating income              --            1,000            --             --            1,000
                                            ------------   ------------   -------------   ------------   ------------

General and administrative expense (1)               (75)       (10,331)           --             --          (10,406)
Gain on disposition of assets, net                  --              811            --             --              811
                                            ------------   ------------   -------------   ------------   ------------
Total operating income (loss)                        (75)         4,492           1,458             12          5,887
                                            ------------   ------------   -------------   ------------   ------------

Other income and (expense):
  Interest expense                               (29,135)       (29,407)         (2,173)        33,966        (26,749)
  Other                                           32,014          1,887           1,210        (33,978)         1,133
  Equity in net earnings of subsidiaries         (92,400)          --              --           92,400           --
                                            ------------   ------------   -------------   ------------   ------------
Total other income and (expense)                 (89,521)       (27,520)           (963)        92,388        (25,616)
                                            ------------   ------------   -------------   ------------   ------------

Income (loss) before income taxes                (89,596)       (23,028)            495         92,400        (19,729)

Income tax expense                                 1,013          7,741            --             --            8,754
                                            ------------   ------------   -------------   ------------   ------------
Income (loss) from continuing operations         (90,609)       (30,769)            495         92,400        (28,483)

Discontinued operations, net of taxes               --          (62,126)           --             --          (62,126)
                                            ------------   ------------   -------------   ------------   ------------
Net income (loss)                           $    (90,609)  $    (92,895)  $         495   $     92,400   $    (90,609)
                                            ============   ============   =============   ============   ============

(1)  All field operations general and administrative expenses are included in operating expenses.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                            Six Months Ended June 30, 2004
                                                      -------------------------------------------------------------------------
                                                         Parent        Guarantor    Non-Guarantor   Eliminations   Consolidated
                                                      ------------   ------------   -------------   ------------   ------------
Cash flows from operating activities:
 Net income (loss)                                    $    (18,389)  $    (63,006)  $       1,788   $     61,218   $    (18,389)
 Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                             --           30,458           2,335           --           32,793
    Gain on disposition of assets                             --           46,189            --          (47,258)        (1,069)
    Gain on sale of marketable securities                     (762)          --              --             --             (762)
    Provision for reduction in carrying
      value of certain assets                                 --            6,558            --             --            6,558
    Expenses not requiring cash                              3,539            606              (5)          --            4,140
    Equity in net earnings of subsidiaries                 (13,968)          --              --           13,968           --
    Discontinued operations                                   --               51            --             --               51
    Change in operating assets and liabilities                 697          9,135             613        (27,928)       (17,483)
                                                      ------------   ------------   -------------   ------------   ------------
 Net cash provided by (used in) operating activities       (28,883)        29,991           4,731           --            5,839
                                                      ------------   ------------   -------------   ------------   ------------
Cash flows from investing activities:
 Capital expenditures                                         --          (15,350)           (309)          --          (15,659)
 Proceeds from the sale of assets                             --            1,407            --             --            1,407
 Proceeds from insurance settlement                           --           27,000            --             --           27,000
 Proceeds from sale of marketable securities                 1,377           --              --             --            1,377
                                                      ------------   ------------   -------------   ------------   ------------
 Net cash provided by (used in) investing activities         1,377         13,057            (309)          --           14,125
                                                      ------------   ------------   -------------   ------------   ------------

Cash flows from financing activities:
 Principal payments under debt obligations                 (45,831)            96            --             --          (45,735)
 Proceeds from stock options exercised                         277           --              --             --              277
 Intercompany advances, net                                 48,898        (40,292)         (8,606)          --             --
                                                      ------------   ------------   -------------   ------------   ------------
 Net cash provided by (used in) financing activities         3,344        (40,196)         (8,606)          --          (45,458)
                                                      ------------   ------------   -------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents       (24,162)         2,852          (4,184)          --          (25,494)

Cash and cash equivalents at beginning of year              53,055          7,806           6,904           --           67,765
                                                      ------------   ------------   -------------   ------------   ------------
Cash and cash equivalents at end of period            $     28,893   $     10,658   $       2,720   $       --     $     42,271
                                                      ============   ============   =============   ============   ============

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                           Six Months Ended June 30, 2003
                                                      -------------------------------------------------------------------------
                                                         Parent        Guarantor    Non-Guarantor   Eliminations   Consolidated
                                                      ------------   ------------   -------------   ------------   ------------
Cash flows from operating activities:
 Net income (loss)                                    $    (90,609)  $    (92,895)  $         495   $     92,400   $    (90,609)
 Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                             --           35,994           3,136           --           39,130
    Gain on disposition of assets                             --             (814)              3           --             (811)
    Expenses not requiring cash                              1,107          1,420            --              (10)         2,517
    Equity in net earnings of subsidiaries                  92,400           --              --          (92,400)          --
    Discontinued operations                                   --           63,665            --             --           63,665
    Change in operating assets and liabilities             (39,375)        56,850           2,669         11,535         31,679
                                                      ------------   ------------   -------------   ------------   ------------
 Net cash provided by (used in) operating activities       (36,477)        64,220           6,303         11,525         45,571
                                                      ------------   ------------   -------------   ------------   ------------

Cash flows from investing activities:
 Capital expenditures                                         --          (15,689)            (52)          --          (15,741)
 Proceeds from the sale of assets                             --            2,565            --             --            2,565
                                                      ------------   ------------   -------------   ------------   ------------
 Net cash provided by (used in) investing activities          --          (13,124)            (52)          --          (13,176)
                                                      ------------   ------------   -------------   ------------   ------------

Cash flows from financing activities:
 Principal payments under debt obligations                 (17,756)          (652)           --             --          (18,408)
 Intercompany advances, net                                 69,988        (51,701)         (6,762)       (11,525)          --
                                                      ------------   ------------   -------------   ------------   ------------
 Net cash provided by (used in) financing activities        52,232        (52,353)         (6,762)       (11,525)       (18,408)
                                                      ------------   ------------   -------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents        15,755         (1,257)           (511)          --           13,987
Cash and cash equivalents at beginning of year              43,254          6,218           2,510           --           51,982
                                                      ------------   ------------   -------------   ------------   ------------
Cash and cash equivalents at end of period            $     59,009   $      4,961   $       1,999   $       --     $     65,969
                                                      ============   ============   =============   ============   ============

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders
Parker Drilling Company

  We have reviewed the accompanying consolidated condensed balance sheets of Parker Drilling Company and subsidiaries as of June 30, 2004 and 2003 and the related consolidated condensed statements of operations for the three month and six month periods ended June 30, 2004 and the consolidated condensed statements of cash flows for the six month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

  We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

  We previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report (which contains an explanatory paragraph for a change in accounting for goodwill and an explanatory paragraph for the revision of the 2002 and 2001 statements of operations related to reimbursable costs), dated February 6, 2004, except for Note 17 as to which the date is March 5, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                          /s/PricewaterhouseCoopers LLP
                                          -----------------------------
                                           PricewaterhouseCoopers LLP


Houston, Texas
August 6, 2004

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

  This Form 10-Q contains statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-Q, other than statements of historical facts, are "forward-looking statements" for purposes of these provisions, including any statements regarding:

    * prices and demand for oil and natural gas,
    * levels of oil and natural gas exploration and production activities,
    * demand for contract drilling and drilling related services and demand for rental tools,
    * operating results, including our efforts to reduce costs and our projected net loss from continuing operations,
    * rig utilization, dayrates and rental tools activity,
    * capital expenditures and investments in the acquisition and refurbishment of rigs and equipment,
    * reducing our debt, including our liquidity and the sources and availability of funds to reduce our debt,
    * sales of assets,
    * formation of alliances with operators,
    * the outcome of pending and future legal proceedings,
    * recovery of insurance proceeds,
    * maintenance of the borrowing base under our revolving credit facility, and
    * expansion and growth of our operations.

  In some cases, you can identify these statements by words that indicate future events such as "anticipate," "believe," "could," "estimate," "expect," "intend," "outlook," "may," "should," "will" and "would" or similar words. Forward-looking statements are based on certain assumptions and analyses made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although our management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as any other cautionary language in this Form 10-Q and other documents referenced herein, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:

    * worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business,
    * the pace of recovery in the U.S. economy and the demand for natural gas,
    * fluctuations in the market prices of oil and gas,
    * imposition of unanticipated trade restrictions and political instability,
    * operating hazards and uninsured risks,
    * political instability, terrorism or war,
    * governmental regulations, including changes in tax laws or ability to remit funds to the U.S., that adversely affect the cost of doing business,
    * adverse environmental events,
    * adverse weather conditions,
    * changes in concentration of customer and supplier relationships,
    * unexpected cost increases for upgrade and refurbishment projects,
    * unanticipated cancellation of contracts by operators,
    * breakdown of equipment and other operational problems,
    * changes in competition, and
    * other similar factors (some of which are discussed in documents referred to in this Form 10-Q).

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

OUTLOOK AND OVERVIEW

  Market conditions for drilling operations have continued to improve since early 2004, due to continued strong demand for oil and gas, high capacity utilization and below normal inventories of oil and gas. As a result, rig utilization and dayrates have continued to increase. We expect this trend to continue at a modest rate during the remainder of 2004, although the drilling market remains subject to volatility due to uncertainty over the current level of energy prices and instability in the Middle East. We anticipate that activity in our rental tools business will also continue to increase through the remainder of 2004.

  For the second quarter of 2004, we recognized a net loss of $13.5 million, due primarily to three significant events. First, we obtained two significant contracts in Mexico for seven of our Latin America land rigs (see following paragraph) that we had previously classified as discontinued operations in June 2003. Due to the contracts for these seven rigs and the lack of a firm commitment to sell the remaining nine rigs in Latin America, Generally Accepted Accounting Principles ("GAAP") requires that such assets be reclassified to continuing operations at the lower of net book value or fair value. The net book value is adjusted by including the depreciation that would have been recognized if the asset had been continuously classified as held and used. Accordingly, we recognized an impairment of approximately $5.1 million as a provision for reduction in carrying value of assets on all 16 Latin America land rigs. Second, the Nigerian tax authorities assessed additional Value Added Tax ("VAT") for which we accrued an expense of $2.3 million. We are in discussions with the Nigerian authorities and expect to fund this amount in the third quarter. Third, we accrued severance expense of $1.4 million due to the departure of our chief operating officer. This accrual included severance payment, expensing of stock options and other benefits to be provided per his employment contract.

  During the first six months of 2004 we were awarded three contracts in Mexico. The first contract is a two-year contract for barge rig 53 awarded by Petroleos Mexicanos S.A. ("Pemex"), the state-owned oil company of Mexico, to work in the inland waters of the state of Tabasco. The barge rig commenced operations in early June. In addition, on May 6, 2004, we announced the award of a five-rig, 27-well contract for land drilling services in southern Mexico. The contract is part of an integrated services contract awarded to Halliburton de Mexico, a subsidiary of Halliburton, by Pemex. We were also awarded a contract for two additional land rigs by Halliburton. The contracts with Halliburton are expected to last approximately two years under the initial terms. The contracts include options for additional wells.

  On August 2, 2004 we closed on the sale of five jackup rigs and four platform rigs classified as discontinued operations as of June 30, 2004, realizing net proceeds of approximately $40 million. Jackup rig 25 was not included in the sale, although the purchaser retained an option to acquire this rig if not sold prior to the option period. The option is effective for the period beginning September 1, 2004 through October 31, 2004. We have received an offer from a prospective purchaser for jackup rig 25, which is currently the subject of ongoing discussions. We do not expect a loss on the sale of these assets. All proceeds will be used to pay down debt.

  The U.S. Gulf of Mexico barge market continues to improve. Our second quarter U.S. barge rig utilization averaged 60 percent, an increase from 56 percent in the first quarter of 2004. As of July 31, 2004, all of our deep barges are under contract as they have been throughout the majority of 2004 and we are experiencing an average utilization rate for all U.S. barge rigs of 70 percent, one of the highest rates reported since 2001. In addition, in order to penetrate the ultra-deep U.S. Gulf of Mexico shelf market, we are in the process of upgrading barge rig 76, for approximately $3.0 million. This upgrade will enable barge rig 76 to drill in depths ranging from 25,000 to 30,000 feet. The upgrade should be completed by the end of the third quarter.

  The Commonwealth of Independent States (former Soviet Union, referred to herein as "CIS"), our leading market of international land operations, contributed to our increased utilization with the commencement of drilling operations of a second rig in Turkmenistan under contract to Calik Enerji, A.S. We have also experienced increased activity in our Asia Pacific region, with new contracts in New Zealand and Indonesia. We continue to see increased bid activity in this region and expect utilization to increase through the remainder of 2004.

  Our international barge drilling operations have continued to experience decreased activity since the end of 2003. Barge rig 257 in the Caspian Sea has been stacked since January 2004. The Company has recently received confirmation that the contract with its previous customer has been extended for up to two years. We expect the barge rig to begin drilling activity during the fourth quarter of 2004. International barge drilling in Nigeria continues to decline, as of July 31, 2004, we have no rigs earning revenue. Rig 75 was recently moved to location for its five-year inspection, and we are in discussions with Shell to extend the current contract which terminated in July 2004. Rig 73 completed its final well early in the second quarter of 2004 and was returned to port where it is currently stacked. Rig 72 remains stacked as it was for most of 2003. Rig 74 was accessed by inspectors in April 2004 to assess damage, from which surveyors determined significant damage to the rig. We are in ongoing discussions with underwriters and we anticipate that the loss will be ultimately covered by insurance. Despite the potential for rig 257 and the additional international barge rig in Mexico, we expect international barge drilling operations to decline in 2004 as compared to 2003 due primarily to a lack of drilling activity in Nigeria.

  While our rental tools utilization rate during the second quarter did not increase over our near record first quarter, we anticipate that revenues and operating income in our rental tools business will continue to increase in 2004 due primarily to improved drilling market conditions, especially for deep water drilling in the U.S. Gulf of Mexico and the Rocky Mountain area serviced by our newest facility in Evanston, Wyoming.

  As previously reported, on September 11, 2003, a malfunction on jackup rig 14 resulted in significant damage to the rig and the loss of certain drilling equipment overboard. During March and April 2004, we received $27.0 million in insurance proceeds in settlement of the damages to jackup rig 14. The funds received were used to pay down indebtedness as further discussed in Note 4 of the notes to the unaudited consolidated condensed financial statements.

  As of June 30, 2004, we had approximately $131.8 million of liquidity. This liquidity was comprised of $42.3 million of cash on hand, $39.5 million of availability under the revolving credit facility and $50.0 million of availability under the delayed draw term loan facility (which may only be used to repay the 5.5% Convertible Subordinated Notes due August 2, 2004).

  On August 2, 2004, we paid the remaining balance of $64.4 million for the 5.5% Convertible Subordinated Notes. Funds used for this payment included the draw down of $50.0 million on the delay draw term loan on July 30, 2004, plus cash on hand of $14.4 million. After this transaction, $100.0 million was outstanding on the term loan. On August 2, 2004, after receipt of the proceeds from the sale of the five jackups and four platform rigs, the term loan was reduced by $25.0 million.

  We remain committed to reducing debt by $200 million as soon as reasonably possible. As of August 2, 2004, we have reduced our debt by $103.5 million, $85.2 million of which has occurred during 2004, and our outstanding debt balance is currently $486.4 million, compared to the balance as of December 31, 2003, of $571.6 million and a balance of $589.9 million when we established our goal.

  During our second quarter conference call with investors, management confirmed its previously released earnings guidance based on the trends indicated above. The combined result of the anticipated debt reduction and improved utilization is expected to result in a net loss in diluted earnings per share for 2004 of $0.20 to $0.30 including non-routine expenses of $10.3 million. The non-routine items include the items noted in paragraph two of the Outlook and Overview section plus the provision for reduction in carrying value of assets relating to the split dollar life insurance policies, see Note 7 to the notes to the unaudited consolidated condensed financial statements. We are projecting to return to profitability during the third quarter of 2004.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

  We recorded a net loss of $13.5 million for the three months ended June 30, 2004, including income of $2.5 million attributed to discontinued operations, as compared to a net loss of $74.4 million for the three months ended June 30, 2003, which includes a loss of $58.0 million attributed to discontinued operations. The loss from continuing operations for the current quarter was $16.0 million compared to a loss of $16.4 million for the three months ended June 30, 2003.

  In June 2003, the board of directors approved a plan to sell the U.S. jackup and platform drilling operations and the Latin America operations. In compliance with GAAP, we reclassified the U.S. jackup and platform drilling rigs and the Latin America land operations as discontinued operations in our statement of operations, effective second quarter 2003. In early 2004, the board of directors concurred with our plan to market the Latin America land rigs in Mexico. As a result, in early May 2004, we were awarded a five-rig contract and a two-rig contract in Mexico. The seven land rigs to fulfill these contracts have been mobilized from the Latin America operations to Mexico. The seven land rigs were reclassified from discontinued operations to continuing operations effective
May 1, 2004. The remaining nine land rigs in the Latin America region were reclassified from discontinued operations to continuing operations effective June 30, 2004 based on the GAAP requirement that if a discontinued asset is either not disposed of or under a definitive agreement for sale within a one-year period, such asset is required to return to continuing operations. It is still our intent to sell these remaining nine rigs which we continue to actively market. As of July 31, 2004, two of the nine Latin America rigs were under contract. Five jackup and four platform drilling rigs were sold on August 2, 2004, for net proceeds of approximately $40 million. Reclassifications have been made to reflect the Latin America operations from discontinued operations to continuing operations for the three and six months ended June 30, 2004 and 2003.

    The analysis below reflects these reclassifications, beginning with an analysis of the continuing operations followed by a discussion of discontinued operations.

                                                                                  Three Months Ended June 30,
                                                                 ---------------------------------------------------------
                                                                            2004                           2003
                                                                 ---------------------------    --------------------------
Drilling and rental revenues:                                                      (Dollars in Thousands)
  U.S. drilling                                                  $     20,662             24%   $     18,076            23%
  International drilling                                               50,515             57%         47,890            60%
  Rental tools                                                         16,704             19%         13,699            17%
                                                                 ------------       --------    ------------      --------
Total drilling and rental revenues                               $     87,881            100%   $     79,665           100%
                                                                 ============       ========    ============      ========

Drilling and rental operating income:
  U.S. drilling gross margin (1)                                 $      8,156             39%   $      4,673            26%
  International drilling gross margin (1)                              12,012             24%         11,505            24%
  Rental tools gross margin (1)                                         9,992             60%          8,107            59%
  Depreciation and amortization                                       (16,544)                       (19,592)
                                                                 ------------                   ------------
Total drilling and rental operating income (2)                         13,616                          4,693

  Net construction contract operating income                             --                            1,000
  General and administrative expense                                   (6,992)                        (5,321)
  Provision for reduction in carrying value of certain assets          (6,558)                          --
  Gain on disposition of assets, net                                      346                            135
                                                                 ------------                   ------------
Total operating income                                           $        412                   $        507
                                                                 ============                   ============

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

                                                                 International
                                                 U.S. Drilling      Drilling      Rental Tools
                                                 --------------  --------------  --------------
    Three Months Ended June 30, 2004                         (Dollars in Thousands)
    --------------------------------
    Drilling and rental operating income         $        3,432   $        3,652  $        6,532
    Depreciation and amortization                         4,724            8,360           3,460
                                                 --------------   --------------  --------------
    Drilling and rental gross margin             $        8,156   $       12,012  $        9,992
                                                 ==============   ==============  ==============

    Three Months Ended June 30, 2003
    --------------------------------
    Drilling and rental operating income (loss)  $         (205)  $          136  $        4,762
    Depreciation and amortization                         4,878           11,369           3,345
                                                 --------------   --------------  --------------
    Drilling and rental gross margin             $        4,673   $       11,505  $        8,107
                                                 ==============   ==============  ==============

(2) Drilling and rental operating income - drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.

U.S. Drilling Segment

     The U.S. drilling segment, consisting of 20 barge rigs, experienced increases in both rig utilization and dayrates during the second quarter of 2004. As a result, revenues increased $2.6 million in the second quarter of 2004 as compared to the second quarter of 2003 despite the reduction of two barge rigs in the U.S. drilling segment. Barge rig 18 was destroyed by a blowout during the fourth quarter of 2003 and barge rig 53 was awarded a contract in Mexico. Barge rig utilization increased from 55 percent in the second quarter of 2003 to 60 percent in the current quarter and dayrates increased approximately 14 percent. Though the anticipated increase in drilling activity due to high commodity pricing has been slower than expected, we are encouraged by the continuation of firm natural gas pricing fundamentals and steady interest in shallow-water prospects. As noted above, during the second quarter of 2004 we moved one deep drilling barge rig to the Mexican drilling market to drill in the Macuspana Basin pursuant to a two-year contract with Pemex. After the move of this rig, we have eight deep drilling barges, five intermediate drilling barges and seven workover rigs in the U.S. Gulf of Mexico market.

     Gross margins in the U.S. drilling segment increased $3.5 million. Gross margins were positively impacted by higher utilization and dayrates. We have continued to maintain tight control over our expenses and as a result operating expenses decreased $0.9 million during the current quarter. Gross margin percentage increased from 26 percent during the second quarter of 2003 to 39 percent during the current quarter.

International Drilling Segment

     International drilling revenues increased $2.6 million during the current quarter as compared to the second quarter of 2003. Our international land drilling revenues increased $11.6 million partially offset by a decrease of $9.0 million in our international offshore drilling operations. The international land drilling increase is primarily attributed to new drilling operations in Turkmenistan, where the second rig of a two rig contract commenced operations in March 2004; Bangladesh, where rig 255 continues to operate; and Sakhalin Island, where we continue to provide drilling services under a labor and management contract, all of which contributed to a $9.6 million increase in revenues during the second quarter of 2004. In addition, one rig returned to drilling operations in New Zealand and one Tengizchevroil ("TCO")-owned rig resumed operations in late 2003 and worked through June 25, 2004. These two operations contributed $3.2 million to the increase in revenues. Latin America operations experienced a decrease in revenues of $2.5 million during the current quarter as compared to 2003. This decrease is primarily attributed to no rigs working in Bolivia during 2004 and the rig operating in Peru being placed on a reduced standby rate on April 1, 2004. We expect the Peru rig to remain on the standby rate through the remainder of 2004 and return to a full operating dayrate in mid 2005. Operating expenses for the international land operations were consistent with the increase in revenues. Gross margin percentage for the quarter ended June 30, 2004 increased to 35 percent from 24 percent as compared to the second quarter of 2003.

     International offshore revenues decreased $9.0 million during the second quarter of 2004 as compared to the second quarter of 2003. The decrease in revenues is attributed equally to our Caspian Sea operation and our operations in Nigeria. In the Caspian Sea, our arctic-class barge rig 257 completed its initial four-year contract in November 2003 and was then demobilized to Bautino in February 2004, where it is presently stacked pending further operations. We have recently received confirmation that the contract has been extended for up to two years. We anticipate that drilling operations will resume during the fourth quarter of 2004. Our barge operations in Nigeria have been negatively impacted by continued community unrest. Barge rig 74 has been evacuated since sustaining substantial damage due to community unrest in March 2003, and received a standby rate approximating 45 percent of the full dayrate until early March 2004. For the second quarter of 2004 two of the four barge rigs were on dayrates through May as compared to three barge rigs on full dayrate during the second quarter of 2003. As previously noted, a deep drilling barge rig was moved from the U.S. Gulf of Mexico market to the Mexican market to drill in the Macuspana Basin. The barge rig began operations in June 2004 and contributed revenues of $0.6 million for the second quarter of 2004. The significant decrease in international offshore revenues negatively impacted our gross margins for the current quarter. In addition, during the second quarter, the Nigerian tax authorities assessed us additional Value Added Tax ("VAT"). We accrued $2.3 million during the current quarter as a result of this assessment, negatively impacting gross margin. Gross margin percentage for the second quarter of 2004 was negative as compared to 24 percent for the second quarter of 2003. In addition to the reduction in revenues, the costs to retain limited personnel to maintain barge rig 257 in its stacked condition will be approximately $1.0 million per quarter.

Rental Tools Segment

     Rental Tools revenues increased $3.0 million to $16.7 million during the second quarter of 2004 as compared to the second quarter of 2003. Revenues increased $0.2 million from the New Iberia, Louisiana operations, $0.7 from the Victoria, Texas operations, $1.1 million from the Odessa, Texas operations and $1.0 million from operations in Evanston, Wyoming. The revenues increase was driven by increased rental tools utilization, which increased 9 percent during the current quarter compared to the second quarter of 2003. Rental tools gross margins increased $1.9 million to $10.0 million for the current quarter as compared to the second quarter of 2003. Gross margin percentage increased to 60 percent as compared to 59 percent for the second quarter of 2003, due to a 22 percent increase in revenues and only a 20 percent increase in operating expenses. Direct costs increased during the current quarter due to higher costs associated with repairing and maintaining tools, primarily at the New Iberia location, and increased costs from tool dispositions, both of which are primarily offset by billings to customers.

Other Financial Data

     Depreciation and amortization expense decreased $3.0 million in the second quarter of 2004 as compared to the comparable quarter of 2003. The decrease is primarily attributable to the classification of the Latin America land rigs as discontinued operations. While the rigs were classified as discontinued operations no depreciation was recorded. Seven of these rigs were moved to continuing operations in May 2004 at which time we resumed recording depreciation. The remaining nine land rigs were moved to continuing operations effective June 30, 2004 and we will resume recording depreciation in July 2004. All 16 rigs recorded depreciation during the second quarter of 2003.

     During the second quarter of 2004, we recognized $6.6 million in provision for reduction in carrying value of certain assets. Of this provision, $5.1 million is the result of valuing the Latin America land rigs at the lower of net book value or fair value. GAAP requires that an operation reclassified from discontinued operations to continuing operations shall be measured at the lower of its (a) carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used, or (b) fair value at the date of the subsequent decision not to sell. The $5.1 million represents the depreciation that would have been recognized had the assets been continuously classified as held and used. In addition, we reserved $1.5 million for an asset representing the premiums paid on two split dollar life insurance policies for Robert L. Parker. The value of the asset was reduced to the cash surrender value of the insurance policies.

     General and administrative expense increased approximately $1.7 million to $7.0 million during the second quarter of 2004. Approximately $1.4 million of the increase relates to severance costs provided for in the severance agreement for our former chief operating officer. We accrued $1.1 million in severance pay and the remainder related to the expensing of outstanding stock options and other benefits as per the terms of the severance agreement In addition, during the second quarter of 2004 we incurred approximately $0.6 million related to the documentation and testing for compliance with the provisions of section 404 of the Sarbanes-Oxley Act ("SOX").

     During the current quarter, we repurchased $30.3 million of our 5.5% Convertible Subordinated Notes at a premium. The premium of $0.3 million was recorded as loss on extinguishment of debt during the second quarter of 2004.

     Income tax expense from operations consists of foreign tax expense of $3.4 million for the second quarter of 2004 as compared to foreign tax expense of $4.4 million for the second quarter of 2003. The reduction in taxes was due to a tax rate change in China and a change in our operating structure in Kuwait along with a decrease in operations in Latin America and Nigeria. For the first quarter of 2004 and 2003 we incurred a net loss, however, no additional deferred tax benefit was recognized since the sum of our deferred tax assets, principally the net operating loss carryforwards, exceeds the deferred tax liabilities, principally the excess of tax depreciation over book depreciation. This additional deferred tax asset was fully reserved through a valuation allowance in both the second quarter of 2004 and 2003.

Analysis of Discontinued Operations


                                                                          Three Months Ended June 30,
                                                                        ------------------------------
                                                                            2004             2003
                                                                        -------------    -------------
                                                                             (Dollars in Thousands)

U.S. jackup and platform drilling revenues                              $      11,859    $      11,704
                                                                        =============    =============

U.S. jackup and platform drilling gross margin (1)                      $       2,548    $         722
Depreciation and amortization (2)                                                --             (4,933)
Loss on disposition of assets, net of impairment                                  (51)         (53,768)
                                                                        -------------    -------------
Income (loss) from discontinued operations                              $       2,497    $     (57,979)
                                                                        =============    =============


(1) Drilling gross margin is computed as drilling revenues less direct drilling operating expenses, excluding depreciation and amortization expense. The gross margin amounts and gross margin percentages should not be used as a substitute to those amounts reported under GAAP. However, we monitor our business segments based on several criteria, including drilling gross margin. Management believes that this information is useful to our investors because it more closely tracks cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:


                                            Three Months Ended June 30,
                                          -------------------------------
                                              2004               2003
                                          ------------       ------------
     U.S. Jackup and Platform Drilling        (Dollars in Thousands)
     ---------------------------------
     Operating income (loss)              $      2,548       $     (4,211)
     Depreciation and amortization                --                4,933
                                          ------------       ------------
     Drilling gross margin                $      2,548       $        722
                                          ============       ============


(2) Depreciation and amortization - in accordance with SFAS No. 144, we no longer record depreciation expense related to the discontinued operations.

     U. S. jackup and platform drilling revenues increased $0.2 million to $11.9 million during the current quarter as compared to the second quarter of 2003. Jackup rig revenues decreased $0.6 million as a result of reduced utilization partially offset by higher average dayrates. Utilization decreased by 138 revenue days due primarily to one less rig, jackup rig 14, during 2004. Average dayrates increased by $5,200 to $23,700. Platform revenues increased $0.8 million to $2.1 million in the current quarter. The change is attributed to an increase in dayrates from an average of $13,200 per day in 2003 to an average of $21,300 per day in 2004. Gross margin increased $1.8 million for the jackup and platform drilling rigs during the current quarter. Gross margin increased due primarily to a reduction in labor, payroll burden and lower workers compensation expense. On August 2, 2004, we sold five jackup rigs and four platform rigs for net proceeds of approximately $40 million. No loss is expected on the sale. See
Note 4 in the notes to unaudited consolidated condensed financial statements.

Six Months Ended June 30, 2004 Compared with the Six Months Ended June 30, 2003

     We have recorded a net loss of $18.4 million for the six months ended June 30, 2004, including income of $5.2 million attributed to discontinued operations, as compared to a net loss of $90.6 million for the six months ended June 30, 2003 which includes a loss of $62.1 million attributed to discontinued operations. The loss from continuing operations for the current six month period was $23.6 million compared to a loss of $28.5 million for the six months ended June 30, 2003.

     In June 2003, the board of directors approved a plan to sell the U.S. jackup and platform drilling operations and the Latin America operations. In compliance with GAAP, in June 2003, we recognized the U.S. jackup and platform drilling and the Latin America operations as discontinued operations. In early 2004, the board of directors concurred with our plan to market certain Latin America land rigs in Mexico. As a result, in early May 2004, we were awarded a five-rig contract and a two-rig contract in Mexico. The seven land rigs to fulfill these contracts have been mobilized from the Latin America region to Mexico. The seven land rigs were moved from discontinued operations to continuing operations effective the first of May 2004. The remaining nine land rigs in Latin America were reclassified from discontinued operations to continuing operations effective June 30, 2004, based on the GAAP requirement that if a discontinued asset is not disposed of or subject to a definitive sales agreement within a one-year period, such asset is required to return to continuing operations. It is still our intent to sell these remaining nine rigs which we continue to actively market. As of July 31, 2004, two of the nine Latin America rigs remained under contract. Five U.S. jackup and four platform drilling rigs were sold on August 2, 2004, for net proceeds of approximately $40 million. Reclassifications have been made to reflect the Latin America operations from discontinued operations to continuing operations for the three and six months ended June 30, 2004 and 2003.

     The analysis below reflects these reclassifications, beginning with an analysis of the continuing operations followed by a discussion of discontinued operations.


                                                                                  Six Months Ended June 30,
                                                                  -------------------------------------------------
                                                                           2004                       2003
                                                                  -----------------------    ----------------------
Drilling and rental revenues:                                                    (Dollars in Thousands)
  U.S. drilling                                                   $  40,421           22%    $  35,721          22%
  International drilling                                            106,552           60%      102,144          62%
  Rental tools                                                       31,807           18%       26,312          16%
                                                                  ---------    ----------    ---------    ---------

Total drilling and rental revenues                                $ 178,780          100%    $ 164,177         100%
                                                                  =========    ==========    =========    =========
Drilling and rental operating income:
  U.S. drilling gross margin (1)                                  $  15,224           38%    $  10,219          29%
  International drilling gross margin (1)                            28,158           26%       28,089          27%
  Rental tools gross margin (1)                                      18,482           58%       15,304          58%
  Depreciation and amortization                                     (32,793)                   (39,130)
                                                                  ---------                  ---------
Total drilling and rental operating income (2)                       29,071                     14,482

  Net construction contract operating income                           --                        1,000
  General and administrative expense                                (13,034)                   (10,406)
  Provision for reduction in carrying value of certain assets        (6,558)                      --
  Gain on disposition of assets, net                                  1,069                        811
                                                                  ---------                  ---------
Total operating income                                            $  10,548                  $   5,887
                                                                  =========                  =========


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

                                                                     International
                                                   U.S. Drilling        Drilling          Rental Tools
                                                   -------------     -------------       --------------
     Six Months Ended June 30, 2004                             (Dollars in Thousands)
----------------------------------------
Drilling and rental operating income               $       5,744     $      11,796        $      11,531
Depreciation and amortization                              9,480            16,362                6,951
                                                   -------------     -------------        -------------
Drilling and rental gross margin                   $      15,224     $      28,158        $      18,482
                                                   =============     =============        =============

     Six Months Ended June 30, 2003
----------------------------------------
Drilling and rental operating income               $         459     $       5,296        $       8,727
Depreciation and amortization                              9,760            22,793                6,577
                                                   -------------     -------------        -------------
Drilling and rental gross margin                   $      10,219     $      28,089        $      15,304
                                                   =============     =============        =============


(2) Drilling and rental operating income - drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.

U.S. Drilling Segment

     The U.S. drilling segment, consisting of 20 barge rigs, experienced increases in both rig utilization and dayrates during the first six months of 2004. As a result, revenues increased $4.7 million during the first six months of 2004 as compared to 2003 despite the reduction of two barge rigs from the U.S. Gulf of Mexico market. Barge rig utilization increased from 54 percent to 58 percent and dayrates increased approximately 10 percent. Though the anticipated increase in drilling activity due to high commodities pricing has been slower than anticipated, we are encouraged by the continuation of firm natural gas price fundamentals and steady interest in shallow-water prospects.

     Gross margins in the U.S. drilling segment increased $5.0 million. Gross margins were positively impacted by the increased utilization and dayrates. We have continued to maintain tight control over our expenses and as a result had only a slight increase in operating expenses. Gross margin percentage increased from 29 percent during the first six months of 2003 to 38 percent during 2004.

International Drilling Segment

     International drilling revenues increased $4.4 million during the current six month period as compared to 2003. Our international land drilling revenues increased $24.8 million offset by a decrease of $20.4 million in our international offshore drilling operations. The international land drilling increase is primarily attributed to new drilling operations in Turkmenistan, where the second rig of a two rig contract commenced operations; Bangladesh, where rig 255 continues to operate; and Sakhalin Island, where we continue to provide drilling services under a labor and management contract, all of which contributed a $21.1 million increase in revenues during the first six months of 2004. In addition, one rig returned to drilling operations in New Zealand and one TCO-owned rig resumed operations in late 2003 and worked through June 25, 2004. These two operations contributed $5.8 million to the increase in revenues. Latin America revenues declined $3.3 million primarily attributed to Bolivia, no rigs worked during 2004, and Peru, rig 228 was on a standby rate beginning in the second quarter of 2004. Rig 228 is expected to remain on standby through the remainder of 2004 and return to a full dayrate in mid 2005. Operating expenses for the international land operations were consistent with the increase in revenues. Gross margin percentage for the six months ended June 30, 2004 increased to 34 percent from 28 percent as compared to the first six months of 2003.

     International offshore revenues decreased $20.4 million during the six months ended 2004 as compared to 2003. The decrease in revenues is attributed equally to our Caspian Sea operation and our operations in Nigeria. In the Caspian Sea, our arctic-class barge rig 257 completed its initial four-year contract in November 2003, and was then demobilized to Bautino in February 2004 where it is presently stacked pending further operations. We have recently received confirmation that the contract has been extended for up to two years. We anticipate that drilling operations will resume during the fourth quarter of 2004. Our barge operations in Nigeria have been negatively impacted by continued community unrest. Barge rig 74 has been evacuated since sustaining substantial damage due to community unrest in March 2003. Rig 74 was on a standby rate, approximating 45 percent of the full dayrate, from April 2003 through early March 2004. For the second quarter of 2004 two of the four barge rigs were on dayrates through May as compared to three barge rigs on full dayrate during the second quarter of 2003. In early 2004, a deep drilling barge rig was moved from the U.S. Gulf of Mexico market to the international Mexico market to drill in Macuspana Basin. The barge rig began operations in June 2004 and contributed revenues of $0.6 million for the current six month period of 2004. The significant decrease in revenues, negatively impacted our gross margins for the current period. In addition, during the second quarter Nigerian tax authorities assessed us additional VAT. We accrued $2.3 million during the current quarter as a result of this assessment negatively impacting gross margin. Gross margin percentage for the first six months of 2004 was negative as compared to 27 percent for the six months ended June 30, 2003. In addition to the reduction in revenues, the costs to stack barge rig 257 and retain limited personnel to maintain the rig will be approximately $1.0 million per quarter.

Rental Tools Segment

     Rental Tools revenues increased $5.5 million to $31.8 million during the first six months of 2004 as compared to 2003. Revenues increased $1.8 million from the New Iberia, Louisiana operations, increased $0.8 from the Victoria, Texas operations, increased $1.2 million from the Odessa, Texas operations and increased $1.7 million from its operations in Evanston, Wyoming. All locations experienced increased customer demand and an expansion in the customer base. Rental tools gross margins increased $3.2 million to $18.5 million for the current six month period as compared to 2003. Gross margin percentage remained stable between the periods at 58 percent, as both revenues and operating expenses increased approximately 21 percent. Direct costs increased due to higher costs associated with repairing and maintaining tools, primarily at the New Iberia location, and increased costs from tool dispositions, both of which are offset by billings to customers.

Other Financial Data

     Depreciation and amortization expense decreased $6.3 million in 2004 as compared to 2003. The decrease is primarily attributable to the classification of the Latin America land rigs as discontinued operations. While the rigs were classified as discontinued operations no depreciation was recorded. Seven of these rigs were moved to continuing operations in May 2004 at which time we resumed recording depreciation. The remaining nine land rigs were moved to continuing operations effective June 30, 2004 and we will resume recording depreciation in July 2004. All 16 rigs recorded depreciation during the six months ended June 30, 2003.

     During the second quarter of 2004, we recognized $6.6 million in provision for reduction in carrying value of certain assets. Of this provision, $5.1 million is the result of valuing the Latin America land rigs at the lower of net book value or fair value and $1.5 was for the provision accrued on split dollar life insurance policies. See the quarter comparison for more information.

     General and administrative expense increased approximately $2.6 million to $13.0 million for the six months ended June 30, 2004. Approximately $1.4 million of the increase relates to severance costs provided for in the severance agreement for our former chief operating officer. We accrued $1.1 million in severance pay and the remainder related to the expensing of outstanding stock options and other benefits as per the terms of the severance agreement. During the first quarter we incurred an expense of $1.0 million related to the vesting of restricted shares and our portion of the FICA tax expense on those restricted shares. The restricted shares were granted in July 2003 and were scheduled to vest over seven years, but included an accelerated vesting feature based on stock performance goals. In accordance with the accelerated vesting feature, 50 percent of the grant vested in March 2004 based on meeting the initial stock performance goal of $3.50 per share for 30 consecutive days. The remaining 50 percent of the grant will vest when our stock price has equaled or exceeded $5.00 per share for 30 consecutive days, or at the end of the seven-year period. During the current year, we have incurred approximately $0.9 million related to the documentation and testing for compliance with SOX.

     Loss on extinguishment of debt increased $0.6 million during 2004 as compared to 2003. During the second quarter we repurchased $30.3 million of our 5.5% Convertible Subordinated Notes at a premium of $0.3 million. In conjunction with our refinancing of a portion of our debt in 2003, we incurred and recognized $5.3 million of costs during the fourth quarter of 2003 related to the retirement of our 9.75% Senior Notes. During the first quarter of 2004, an additional $0.3 million was recognized as loss on extinguishment of debt related to this retirement of debt.

     Income tax expense from operations consists of foreign tax expense of $7.5 million for the current six month period as compared to foreign tax expense of $8.8 million for the six months ended June 30, 2003. The reduction in taxes was due to a tax rate change in China, a change in our operating structure in Kuwait along with a decrease in operations in Latin America and Nigeria. This was partially offset by an increase in taxes in Kazakhstan due to the Kazakhstan Supreme Court ruling in April of this year. For the first six months of 2004 and 2003 we incurred a net loss, however, no additional deferred tax benefit was recognized since the sum of our deferred tax assets, principally the net operating loss carryforwards, exceeds the deferred tax liabilities, principally the excess of tax depreciation over book depreciation. This additional deferred tax asset was fully reserved through a valuation allowance in both the first six months of 2004 and 2003.

Analysis of Discontinued Operations


                                                                Six  Months Ended June 30,
                                                           -----------------------------------
                                                                2004                 2003
                                                           --------------      ---------------
                                                                  (Dollars in Thousands)

U.S. jackup and platform drilling revenues                 $       24,258      $       22,320
                                                           ==============      ===============

U.S. jackup and platform drilling gross margin (1)         $        5,278      $        1,539
Depreciation and amortization (2)                                    --                (9,897)
Loss on disposition of assets, net of impairment                      (51)            (53,768)
                                                           --------------      ---------------
Income (loss) from discontinued operations                 $        5,227      $      (62,126)
                                                           ==============      ===============


(1) Drilling gross margin is computed as drilling revenues less direct drilling operating expenses, excluding depreciation and amortization expense. The gross margin amounts and gross margin percentages should not be used as a substitute to those amounts reported under GAAP. However, we monitor our business segments based on several criteria, including drilling gross margin. Management believes that this information is useful to our investors because it more closely tracks cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:


                                                                 Six Months Ended June 30,
                                                           -----------------------------------
                                                                 2004                2003
                                                           --------------      ---------------
         U.S. Jackup and Platform Drilling                       (Dollars in Thousands)
---------------------------------------------------
Operating income (loss)                                    $        5,278      $        (8,358)
Depreciation and amortization                                        --                  9,897
                                                           --------------      ---------------
Drilling gross margin                                      $        5,278      $         1,539
                                                           ==============      ===============


(2) Depreciation and amortization - in accordance with SFAS No. 144, we no longer record depreciation expense related to the discontinued operations.

     Jackup and platform drilling rig revenues increased $1.9 million to $24.3 million for the six months ended June 30, 2004 as compared to 2003. Platform rig revenues increased $2.3 million due to increased utilization, 62 more revenue days in 2004 and an increase in average dayrates of $7,700. Jackup rig revenues decreased $0.4 million due primarily to decreased utilization partially offset by increased dayrates. Utilization decreased due to significant downtime from jackup rig 25 and the damage to jackup rig 14 (see following paragraph). Gross margin for the jackup and platform rigs increased to $5.3 million, the result of increased revenues and reduced costs as noted in the quarter to quarter comparison.

     On September 11, 2003, a malfunction of jackup rig 14 resulted in significant damage to the rig and the drilling equipment. We received a total loss settlement of $27.0 million from insurance underwriters during March and early April 2004. The cost incurred to tow the rig to the port and pay for the damage assessment approximated $4.0 million resulting in net insurance proceeds of approximately $23.0 million. The net book value of jackup rig 14 was $17.7 million at March 31, 2004. In compliance with GAAP, we recognized the gain from the insurance proceeds in excess of the net book value of the asset. When considered separately from the original U.S. Gulf of Mexico offshore disposal group, this resulted in a gain of approximately $5.3 million from the involuntary conversion of the jackup rig. Considering the impact of the gain, we still believe that the overall valuation of the U.S. Gulf of Mexico offshore group remains unchanged from that determined on June 30, 2003, as previously discussed. As a result, we recognized an additional impairment of $5.3 million during the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2004, we had cash and cash equivalents of $42.3 million, a decrease of $25.5 million from December 31, 2003. The primary sources of cash for the six month period as reflected on the consolidated condensed statements of cash flows were $5.8 million provided by operating activities, $27.0 million of insurance proceeds, and $2.8 million of proceeds from the disposition of assets and marketable securities. The primary uses of cash for the six month period ended June 30, 2004 were $15.7 million for capital expenditures and $45.7 million for reduction of debt. Major capital expenditures for the period included $4.4 million to refurbish barge rig 53 for work in Mexico and $4.1 million for tubulars and wellhead equipment for Quail Tools. The major component of our debt reduction has been the purchase of $40.8 million face value of outstanding 5.5% Convertible Subordinated Notes at an average redemption price of 100.711 percent. We also paid off $5.1 million of a secured promissory note to Boeing Capital Corporation at a premium.

     As of June 30, 2003, we had cash and cash equivalents of $66.0 million, an increase of $14.0 million from December 31, 2002. The primary sources of cash for the six month period as reflected on the consolidated condensed statements of cash flows were $45.6 million provided by operating activities and $2.6 million from the disposition of assets. The primary uses of cash for the six month period ended June 30, 2003 were $15.7 million for capital expenditures and $18.4 million for repayment of debt. We used $14.5 million cash to purchase $14.8 million face value of our outstanding 5.5% Convertible Subordinated Notes on the open market in May 2003. Major projects during the current six month period included expenditures on drill pipe and tubulars for Quail Tools.

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

     The revolving credit facility is available for working capital requirements, general corporate purposes and to support letters of credit. Availability under the revolving credit facility is subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tools equipment. As of June 30, 2004, the borrowing base was $50.0 million, of which none had been drawn down, and $10.5 million had been reserved for letters of credit, resulting in available revolving credit of $39.5 million.

     We had total long-term debt of $525.8 million, including the current portion of $14.5 million, at June 30, 2004. The long-term debt included:

     o $64.4 million aggregate principal amount of 5.5% Convertible Subordinated Notes, which are due August 1, 2004 (The undrawn portion of the term loan can only be used to repay the 5.5% Convertible Subordinated Notes, therefore $50.0 million of these notes have been classified as long-term.);

     o $50.0 million term loan, which is due on October 10, 2007, with an additional $50.0 million available for the sole purpose of repaying the 5.5% Convertible Subordinated Notes;

     o $236.3 million aggregate principal amount of 10.125% Senior Notes, which are due November 15, 2009;

     o $175.0 million aggregate principal amount of 9.625% Senior Notes, which are due October 1, 2013; and

     o  $0.1 million capital lease.

     As of June 30, 2004, we had approximately $131.8 million of liquidity. This liquidity was comprised of $42.3 million of cash on hand, $39.5 million of availability under the new revolving credit facility and $50.0 million of availability under the delayed draw term loan facility (which may only be used to repay the 5.5% Convertible Subordinated Notes). In the third quarter of 2003, we advised that due to cross default provisions in our debt agreements, if we were unable to pay the 5.5% Convertible Subordinated Notes when due, all of our debt would be declared in default and would become immediately due and payable. We paid off of the 5.5% Convertible Subordinated Notes in August 2004.

     On July 30, 2004 we drew down the remaining $50.0 million on our delay draw term loan portion of our credit facility. Those funds, along with existing cash, were used to retire the existing $64.4 million of our 5.5% Convertible Subordinated Notes on August 2, 2004. On the same day, August 2, 2004, we received proceeds from the sale of our five jackup rigs and four platform rigs and paid down $25.0 million of the delay draw term loan. The result of these transactions results in our outstanding debt being $486.4 million as of August 2, 2004.

     The following table summarizes our future contractual cash obligations as of June 30, 2004.

                                                   Less than                              More than
                                         Total       1 Year    Years 2 - 3  Years 4 - 5    5 Years
                                      ----------   ----------  -----------  -----------   ----------
                                                          (Dollars in Thousands)
Contractual cash obligations:
 Long-term debt - principal (1)       $  525,006   $   64,394   $     --     $   50,000   $  410,612
 Long-term debt - interest (1)           300,419       45,905       91,219       82,763       80,532
 Operating and capital leases (2)         14,507        4,845        5,437        3,348          877
                                      ----------   ----------   ----------   ----------   ----------

Total contractual obligations         $  839,932   $  115,144   $   96,656   $  136,111   $  492,021
                                      ==========   ==========   ==========   ==========   ==========

Commercial commitments:
 Revolving credit facility (3)        $     --     $     --     $     --     $     --     $     --
 Standby letters of credit (3)            10,519       10,519         --           --           --
                                      ----------   ----------   ----------   ----------   ----------
Total commercial commitments          $   10,519   $   10,519   $     --     $     --     $     --
                                      ==========   ==========   ==========   ==========   ==========


(1) Long-term debt includes the principal and interest cash obligations of the 9.625% Senior Notes, the 10.125% Senior Notes, the 5.5% Convertible Subordinated Notes and the capital leases. The unamortized premiums of $0.7 million at June 30, 2004 related to the 10.125% Senior Notes are not included in the contractual cash obligations schedule.

(2) Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3) We have a $50.0 million revolving credit facility. As of June 30, 2004 we had a borrowing base of $50.0 million, of which none has been drawn down, but $10.5 million of availability has been used to support letters of credit that have been issued, resulting in a remaining $39.5 million availability. The revolving credit facility expires in October 2006.

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

     Internal Control Over Financial Reporting - There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the second quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   None.


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

   None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.


ITEM 5. OTHER INFORMATION

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


   (a)      Exhibits:
            The following exhibits are filed as a part of this report:

   Exhibit
   Number              Description
  ----------           ---------------------------------------------------------

   10(a) Ranch Lease Agreement between a subsidiary of the Company and Robert L. Parker Sr. Family Limited Partnership.

   10(b) Personnel Services Contract between a subsidiary of the Company and Robert L. Parker Sr. Family Limited Partnership.

   15                  Letter re Unaudited Interim Financial Information

   31.1                Section 302 Certification - Chief Executive Officer

   31.2                Section 302 Certification - Chief Financial Officer

   32.1                Section 906 Certification - Chief Executive Officer

   32.2                Section 906 Certification - Chief Financial Officer

   (b)                 Reports on Form 8-K:

                       We filed a Form 8-K on July 15, 2004, announcing our second quarter ended June 30, 2004 conference call.

                       We filed a Form 8-K on August 3, 2004, announcing our operating results for the quarter ended June 30, 2004.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Parker Drilling Company

                                            Registrant



Date: August 6, 2004


                                        By: /s/ James W. Whalen
                                            -----------------------------------
                                            James W. Whalen
                                            Senior Vice President and
                                            Chief Financial Officer



                                        By: /s/ W. Kirk Brassfield
                                            -----------------------------------
                                            W. Kirk Brassfield
                                            Vice President and Controller

                        INDEX TO EXHIBITS

Exhibit
Number
                        Description
--------------          --------------------------------------------------------

10(a) Ranch Lease Agreement between a subsidiary of the Company and Robert L. Parker Sr. Family Limited Partnership.

10(b) Personnel Services Contract between a subsidiary of the Company and Robert L. Parker Sr. Family Limited Partnership.

15                      Letter re Unaudited Interim Financial Information

31.1                    Section 302 Certification - Chief Executive Officer

31.2                    Section 302 Certification - Chief Financial Officer

32.1                    Section 906 Certification - Chief Executive Officer

32.2                    Section 906 Certification - Chief Financial Officer