Form 10-Q
period 2004-09-30
PARKER DRILLING CO /DE/
filed 2004-11-09
CIK 76321

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

                                  ------------


    (MARK ONE)

       [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                        For The Quarterly Period Ended SEPTEMBER 30, 2004

                                            OR

       [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _________ to _________


                          Commission File Number 1-7573


                             PARKER DRILLING COMPANY
                             -----------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                73-0618660
        ------------------------------             -----------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)              Identification of No.)


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

     As of October 29, 2004, 94,830,631 common shares were outstanding.

================================================================================

                             PARKER DRILLING COMPANY

                                      INDEX

                                                                                          Page No.
                                                                                       -------------
Part I.    Financial Information

           Item 1.  Financial Statements                                                     2

           Consolidated Condensed Balance Sheets (Unaudited)
           September 30, 2004 and December 31, 2003                                          2

           Consolidated Condensed Statements of Operations (Unaudited)
           Three and Nine Months Ended September 30, 2004 and 2003                           3

           Consolidated Condensed Statements of Cash Flows (Unaudited)                       4
           Nine Months Ended September 30, 2004 and 2003

           Notes to the Unaudited Consolidated Condensed                                   5 - 20
           Financial Statements

           Report of Independent Registered Public Accounting Firm                           21

           Item 2.  Management's Discussion and Analysis of Financial                     22 - 35
           Condition and Results of Operations

           Item 3.  Quantitative and Qualitative Disclosures about Market Risk               36

           Item 4.  Controls and Procedures                                                  37

Part II.   Other Information                                                                 38

           Item 1.  Legal Proceedings                                                        38

           Item 2.  Changes in Securities and Use of Proceeds                                38

           Item 3.  Defaults Upon Senior Securities                                          38

           Item 4.  Submission of Matters to a Vote of Security Holders                      38

           Item 5.  Other Information                                                        38

           Item 6.  Exhibits and Reports on Form 8-K                                         39

           Signatures                                                                        40

           Officer Certifications

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                       September 30,                 December 31,
                                                                           2004                          2003
                                                                      ----------------             ----------------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                           $         38,757             $         67,765
  Accounts and notes receivable, net                                            90,001                       89,050
  Rig materials and supplies                                                    15,769                       13,627
  Other current assets                                                          15,258                        2,466
                                                                      ----------------             ----------------
        Total current assets                                                   159,785                      172,908
                                                                      ----------------             ----------------
Property, plant and equipment less
  accumulated depreciation and amortization of $594,807
  at September 30, 2004 and $414,665 at December 31, 2003                      405,623                      387,664
Assets held for sale                                                            27,428                      150,370
Goodwill                                                                       114,398                      114,398
Other noncurrent assets                                                         33,869                       22,292
                                                                      ----------------             ----------------
                Total assets                                          $        741,103             $        847,632
                                                                      ================             ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                   $             60             $         60,225
  Accounts payable and accrued liabilities                                      82,357                       54,595
  Accrued income taxes                                                          14,233                       13,809
                                                                      ----------------             ----------------
        Total current liabilities                                               96,650                      128,629
                                                                      ----------------             ----------------

Long-term debt                                                                 481,062                      511,400
Discontinued operations                                                          1,035                        6,421
Other long-term liabilities                                                      9,353                        8,379
Contingency (Note 10)                                                             --                           --
Stockholders' equity:
  Common stock                                                                  15,785                       15,696
  Capital in excess of par value                                               440,133                      438,311
  Unamortized restricted stock plan compensation                                  (883)                      (1,885)
  Accumulated other comprehensive income - net unrealized
      gain on investments available for sale                                      --                            881
  Accumulated deficit                                                         (302,032)                    (260,200)
                                                                      ----------------             ----------------
        Total stockholders' equity                                             153,003                      192,803
                                                                      ----------------             ----------------
                Total liabilities and stockholders' equity            $        741,103             $        847,632
                                                                      ================             ================

              See accompanying notes to the unaudited consolidated
                        condensed financial statements.

                   PARKER DRILLING COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
                                 (Unaudited)

                                                     Three Months Ended September 30,          Nine Months Ended September 30,
                                                    ----------------------------------       -----------------------------------
                                                         2004                 2003                2004                  2003
                                                    --------------        ------------       -------------         -------------
Drilling and rental revenues:
  U.S. drilling                                      $      22,788        $     13,872       $      63,209         $      49,593
  International drilling                                    49,686              54,950             156,238               157,094
  Rental tools                                              15,471              14,054              47,278                40,366
                                                     -------------        ------------       -------------         -------------
Total drilling and rental revenues                          87,945              82,876             266,725               247,053
                                                     -------------        ------------       -------------         -------------
Drilling and rental operating expenses:
  U.S. drilling                                             13,399              11,964              38,596                37,466
  International drilling                                    43,824              37,343             122,218               111,398
  Rental tools                                               6,558               5,860              19,883                16,868
  Depreciation and amortization                             17,806              17,450              50,599                56,580
                                                     -------------        ------------       -------------         -------------
Total drilling and rental operating expenses                81,587              72,617             231,296               222,312
                                                     -------------        ------------       -------------         -------------
Drilling and rental operating income                         6,358              10,259              35,429                24,741
                                                     -------------        ------------       -------------         -------------
Construction contract revenue                                 --                 1,061                --                   7,030
Construction contract expense                                 --                    61                --                   5,030
                                                     -------------        ------------       -------------         -------------
Construction contract operating income (Note 5)               --                 1,000                --                   2,000
                                                     -------------        ------------       -------------         -------------
General and administration expense                          (4,924)             (4,079)            (17,958)              (14,485)
Provision for reduction in carrying
  value of certain assets                                     --                  --                (6,558)                 --
Gain on disposition of assets, net                             333                 533               1,402                 1,344
                                                     -------------        ------------       -------------         -------------
Total operating income                                       1,767               7,713              12,315                13,600
                                                     -------------        ------------       -------------         -------------
Other income and (expense):
  Interest expense                                         (12,202)            (13,152)            (39,077)              (39,901)
  Changes in fair value of derivative positions             (1,380)               --                (1,380)                 --
  Interest income                                              206                 233                 638                   720
  Loss on extinguishment of debt                            (8,151)               --                (8,729)                 --
  Minority interest                                           (434)                148                (949)                  507
  Other                                                        (66)               (811)                772                  (524)
                                                     -------------        ------------       -------------         -------------
Total other income and (expense)                           (22,027)            (13,582)            (48,725)              (39,198)
                                                     -------------        ------------       -------------         -------------
Loss before income taxes                                   (20,260)             (5,869)            (36,410)              (25,598)
Income tax expense                                           4,542               2,914              12,008                11,668
                                                     -------------        ------------       -------------         -------------
Loss from continuing operations                            (24,802)             (8,783)            (48,418)              (37,266)
Discontinued operations, net of taxes                        1,359               2,127               6,586               (59,999)
                                                     -------------        ------------       -------------         -------------
Net loss                                             $     (23,443)       $     (6,656)      $     (41,832)        $     (97,265)
                                                     =============        ============       =============         =============
Basic and diluted earnings (loss) per share:
  Loss from continuing operations                    $       (0.26)       $      (0.09)      $       (0.52)        $       (0.40)
  Discontinued operations, net of taxes              $        0.01        $       0.02       $        0.07         $       (0.64)
  Net loss                                           $       (0.25)       $      (0.07)      $       (0.45)        $       (1.04)

Number of common shares used in computing
  earnings per share:
  Basic and diluted                                     94,196,255          93,728,825          93,944,927            93,198,996



              See accompanying notes to the unaudited consolidated
                        condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                              Nine Months Ended September 30,
                                                                            ----------------------------------
                                                                                 2004                2003
                                                                            -------------       -------------
Cash flows from operating activities:
   Net loss                                                                 $     (41,832)      $     (97,265)
   Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
     Depreciation and amortization                                                 50,599              56,580
     Gain on disposition of assets                                                 (1,402)             (1,344)
     Gain on sale of marketable securities                                           (762)               --
     Provision for reduction in carrying value of certain assets                    6,558                --
     Expenses not requiring cash                                                    9,740               3,807
     Discontinued operations                                                          108              63,585
     Change in operating assets and liabilities                                    (4,721)             42,878
                                                                            -------------       -------------
   Net cash provided by operating activities                                       18,288              68,241
                                                                            -------------       -------------

Cash flows from investing activities:
   Capital expenditures                                                           (34,773)            (23,843)
   Proceeds from the sale of assets                                                48,602               5,092
   Proceeds from insurance settlement                                              27,000                --
   Proceeds from sale of marketable securities                                      1,377                --
                                                                            -------------       -------------
   Net cash provided by (used in) investing activities                             42,206             (18,751)
                                                                            -------------       -------------

Cash flows from financing activities:
   Principal payments under debt obligations                                     (290,169)            (20,063)
   Proceeds from issuance of debt                                                 200,000                --
   Proceeds from stock options exercised                                              667                --
                                                                            -------------       -------------
   Net cash used in financing activities                                          (89,502)            (20,063)
                                                                            -------------       -------------

Net change in cash and cash equivalents                                           (29,008)             29,427

Cash and cash equivalents at beginning of period                                   67,765              51,982
                                                                            -------------       -------------

Cash and cash equivalents at end of period                                  $      38,757       $      81,409
                                                                            =============       =============

Supplemental cash flow information:
   Interest paid                                                            $      30,402       $      30,607
   Income taxes paid                                                        $      11,438       $      13,799

Supplemental noncash investing activity:
   Net unrealized loss on investments available for sale                    $        --         $         (59)
   Capital lease obligation                                                 $        --         $       1,004


              See accompanying notes to the unaudited consolidated
                         condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. General - In the opinion of the management of Parker Drilling Company (the "Company"), the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of September 30, 2004 and December 31, 2003, (2) the results of operations for the three and nine months ended September 30, 2004 and 2003, and (3) cash flows for the nine months ended September 30, 2004 and 2003. Results for the nine months ended September 30, 2004 are not necessarily indicative of the results that will be realized for the year ending December 31, 2004. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2003.

     Our independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the Public Company Accounting Oversight Board (United States). Pursuant to Rule 436(c) under the Securities Act of 1933, their independent registered public accounting firm's report of that review should not be considered a report within the meaning of Section 7 and 11 of that Act, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

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

                                                Three Months Ended September 30,         Nine Months Ended September 30,
                                               ---------------------------------       ---------------------------------
                                                   2004                  2003              2004                  2003
                                               -----------           -----------       -----------           -----------
                                                            (Dollars in Thousands, Except Per Share Amounts)
      Net loss as reported                    $    (23,443)          $    (6,656)      $   (41,832)          $   (97,265)

      Stock-based compensation expense
        included in net loss as reported                46                  --               1,359                  --

      Stock-based compensation expense
        determined under fair value method,
        net of tax                                    (174)                 (272)           (1,868)               (1,011)
                                               -----------           -----------       -----------           -----------
      Net loss pro forma                       $   (23,571)          $    (6,928)      $   (42,341)          $   (98,276)
                                               ===========           ===========       ===========           ===========

      Basic and diluted loss per share:
        Net loss as reported                   $     (0.25)          $     (0.07)      $     (0.45)          $     (1.04)

        Net loss pro forma                     $     (0.25)          $     (0.07)      $     (0.45)          $     (1.05)

     Expected volatility           60.0% September 30, 2004
     Expected volatility           52.5% September 30, 2003
     Risk free rate                1.95% to 3.89% in 2004
     Risk free rate                2.94% to 2.96% in 2003

     The fair value of each option grant is estimated on the date of grant using the Black-Sholes option pricing model with the weighted-average assumptions noted above for the three and nine months ended September 30, 2004 and 2003; no dividend yield and expected lives of options, five to seven years.

2.   Earnings Per Share -


                                                      Three Months Ended September 30, 2004
                                               ---------------------------------------------------
                                               Income (Loss)            Shares          Per Share
                                                (Numerator)         (Denominator)         Amount
                                               -------------       ---------------    ------------
     Basic and diluted EPS:
     Loss from continuing operations            $ (24,802,000)       94,196,255       $      (0.26)

     Discontinued operations, net of taxes          1,359,000                                 0.01
                                                -------------                         ------------

     Net loss                                   $ (23,443,000)                        $      (0.25)
                                                =============                         ============


                                                     Nine Months Ended September 30, 2004
                                               ---------------------------------------------------
                                               Income (Loss)            Shares          Per Share
                                                (Numerator)         (Denominator)         Amount
                                               -------------       ---------------    ------------
     Basic and diluted EPS:
     Loss from continuing operations            $ (48,418,000)        93,944,927      $     (0.52)

     Discontinued operations, net of taxes          6,586,000                                0.07
                                                -------------                         -----------

     Net loss                                   $ (41,832,000)                        $     (0.45)
                                                =============                         ===========


                                                    Three Months Ended September 30, 2003
                                               --------------------------------------------------
                                                    Loss                Shares         Per Share
                                                (Numerator)         (Denominator)        Amount
                                               -------------       ---------------   ------------
     Basic and diluted EPS:
     Loss from continuing operations            $ (8,783,000)        93,728,825      $      (0.09)

     Discontinued operations, net of taxes         2,127,000                                 0.02
                                                ------------                         ------------

     Net loss                                   $ (6,656,000)                        $      (0.07)
                                                ============                         ============


                                                      Nine Months Ended September 30, 2003
                                               --------------------------------------------------
                                                    Loss                Shares         Per Share
                                                (Numerator)         (Denominator)        Amount
                                               -------------       ---------------   ------------
     Basic and diluted EPS:
     Loss from continuing operations            $(37,266,000)        93,198,996      $      (0.40)

     Discontinued operations, net of taxes       (59,999,000)                               (0.64)
                                                ------------                         ------------

     Net loss                                   $(97,265,000)                        $      (1.04)
                                                ============                         ============

     For the three and nine months ended September 30, 2004, options to purchase 9,086,904 shares of common stock at prices ranging from $1.96 to $12.19 per share, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the period. For the three and nine months ended September 30, 2003, options to purchase 9,902,809 shares of common stock at prices ranging from $1.96 to $12.19 per share, were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the period. As of September 30, 2003, the Company had outstanding $109,706,000 of 5.5% Convertible Subordinated Notes which were convertible into 7,128,395 shares of common stock at $15.39 per share. The notes were outstanding since their issuance in July 1997 but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. The 5.5% Convertible Subordinated Notes were paid off on August 2, 2004.

3. Business Segments - The primary services the Company provides are as follows: U.S. drilling, international drilling and rental tools. Information regarding the Company's operations by industry segment for the three and nine months ended September 30, 2004 and 2003 is as follows:

                                                   Three Months Ended September 30,          Nine Months Ended September 30,
                                                   --------------------------------          --------------------------------
                                                       2004                 2003                 2004                 2003
                                                   -----------          -----------          -----------          -----------
                                                                               (Dollars in Thousands)
Drilling and rental revenues:
  U.S. drilling                                    $    22,788          $    13,872          $    63,209          $    49,593
  International drilling                                49,686               54,950              156,238              157,094
  Rental tools                                          15,471               14,054               47,278               40,366
                                                   -----------          -----------          -----------          -----------
Total drilling and rental revenues                 $    87,945          $    82,876          $   266,725          $   247,053
                                                   ===========          ===========          ===========          ===========

Drilling and rental operating income:
  U.S. drilling                                    $     4,851          $    (3,299)         $    10,594          $    (2,840)
  International drilling                                (3,833)               8,845                7,963               14,141
  Rental tools                                           5,340                4,713               16,872               13,440
                                                   -----------          -----------          -----------          -----------
Total drilling and rental operating income               6,358               10,259               35,429               24,741

Net construction contract operating income                --                  1,000                 --                  2,000
General and administrative expense                      (4,924)              (4,079)             (17,958)             (14,485)
Provision for reduction in carrying
  value of certain assets                                 --                   --                 (6,558)                --
Gain on disposition of assets, net                         333                  533                1,402                1,344
                                                   -----------          -----------          -----------          -----------
Total operating income                                   1,767                7,713               12,315               13,600

Interest expense                                       (12,202)             (13,152)             (39,077)             (39,901)
Changes in fair value of derivative positions           (1,380)                --                 (1,380)                --
Loss on extinguishment of debt                          (8,151)                --                 (8,729)                --
Other income, net                                         (294)                (430)                 461                  703
                                                   -----------          -----------          -----------          -----------
Loss before income taxes                           $   (20,260)         $    (5,869)         $   (36,410)         $   (25,598)
                                                   ===========          ===========          ===========          ===========

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

     In early 2004, the board of directors concurred with the Company's plan to actively market certain of the Latin America land rigs in Mexico. In early May 2004, a subsidiary of the Company was awarded two contracts in Mexico that will utilize seven Latin America land rigs. Based on these contracts, the seven land rigs were moved to Mexico and were reclassified from discontinued operations to continuing operations effective May 2004. The nine land rigs remaining in Latin America were reclassified from discontinued operations to continuing operations effective June 30, 2004 as required by SFAS No. 144. The reclassification was made based on the application of SFAS No. 144, which requires that unless assets classified as discontinued operations are either sold or have a firm commitment for sale within a one-year period, such assets should be reclassified to continuing operations. SFAS No. 144 further requires that assets returned to continuing operations be recorded at the lower of net book value or fair value, and that net book value be adjusted by the depreciation that would have been recognized as if the asset had remained classified as continuing operations. Based on the foregoing, the Company recognized an impairment of $5.1 million as a provision for reduction in carrying value of assets for the 16 Latin America land rigs in the second quarter of 2004.

     On September 11, 2003, a malfunction caused one side of jackup rig 14 to become partially submerged resulting in significant damage to the rig and the drilling equipment, but there were no fatalities. The Company received from its insurance underwriters a total loss settlement of $27.0 million, of which $24.3 million was received in March 2004 with the remaining $2.7 million received on April 8, 2004. The cost incurred to tow the rig to the port and pay for the damage assessment approximated $4.0 million resulting in net insurance proceeds of approximately $23.0 million. The net book value of jackup rig 14 was $17.7 million at March 31, 2004. In compliance with Generally Accepted Accounting Principles ("GAAP"), the Company was required to recognize the gain from the insurance proceeds in excess of the net book value of the asset. When considered separately from the other U.S. Gulf of Mexico offshore disposal group, this resulted in a gain of approximately $5.3 million from the damage to the rig. After considering the impact of the gain, the Company determined that the overall valuation of the U.S. Gulf of Mexico offshore group was unchanged from that determined on June 30, 2003, as previously discussed. As a result, the Company recognized an additional impairment of $5.3 million which, along with the gain, was reported in discontinued operations during the first quarter of 2004.

     On August 2, 2004, the Company closed on the sale of five jackups and four platform rigs, realizing net proceeds of $39.3 million. No gain or loss was recorded on the sale. The proceeds were used to pay down debt. Jackup rig 25 was excluded from this sale, though the purchaser obtained the exclusive right to purchase jackup rig 25 from the period of September 1, 2004 through October 31, 2004. The purchaser did not exercise the option; however, we are in negotiations with them and other interested parties to sell jackup rig 25. As a result, jackup rig 25 remains in discontinued operations and assets held for sale.

     Analysis of Discontinued Operations



                                                    Three Months Ended September 30,            Nine Months Ended September 30,
                                                  -----------------------------------         -----------------------------------
                                                      2004                  2003                  2004                  2003
                                                  -------------         -------------         -------------         -------------
                                                                              (Dollars in Thousands)
     U.S. jackup and platform drilling revenues   $       7,187         $      13,108         $      31,445         $      35,428
                                                  =============         =============         =============         =============

     Income (loss) from discontinued operations   $       1,359         $       2,127         $       6,586         $     (59,999)
                                                  =============         =============         =============         =============

     Assets Held for Sale - During the third quarter of 2004, the Company closed on the sale of the land and buildings in New Iberia, Louisiana for a net sales price of $6.4 million. The sales price of the land and buildings resulted in an impairment of $3.4 million, which was recognized in the December 31, 2003 consolidated financial statements. No gain or loss was recognized upon closing of this transaction. The Company has leased back a portion of the land and office building under a two-year operating lease agreement.

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

6. Income Tax Expense - Income tax expense from operations consists of foreign tax expense of $4.5 million and $12.0 million for the three and nine months ended September 30, 2004, respectively as compared to foreign tax expense of $2.9 million and $11.7 million for the three and nine months ended September 30, 2003, respectively. The $1.6 million increase in taxes during the current three month period was primarily due to a decrease in tax deductible expenses for Papua New Guinea in current and prior years. Income tax expense increased $0.4 million during the current nine month period as compared to 2003. The increase was due to a decrease in tax deductible expenses for Papua New Guinea related to current and prior years, offset by a reduction in taxes due to a tax rate change in China and a change in our operating structure in Kuwait along with a decrease in the barge operations in Nigeria. For the three months and nine months of 2004 and 2003, we incurred a net loss; however, no additional deferred tax benefit was recognized since the sum of our deferred tax assets, principally the net operating loss carryforwards, exceeds the deferred tax liabilities, principally the excess of tax depreciation over book depreciation. This additional deferred tax asset was fully reserved through a valuation allowance in both the third quarter of 2004 and 2003.

7.   Long Term Debt -


                                                     September 30, 2004        December 31, 2003
                                                     ------------------        -----------------
                                                               (Dollars in Thousands)
     Senior Notes:
       Interest rate 10.125%, due 2009                $        156,062         $        236,400
       Interest rate floating, due 2010                        150,000                     --
       Interest rate 9.625%, due 2013                          175,000                  175,000

     Term Loan, due 2007                                          --                     50,000

     Convertible Subordinated Notes, due 2004                     --                    105,169

     Secured Promissory Note                                      --                      5,056

     Capital Lease                                                  60                     --
                                                      ----------------         ----------------

     Total debt                                                481,122                  571,625
     Less current portion                                           60                   60,225
                                                      ----------------         ----------------
     Total long term debt                             $        481,062         $        511,400
                                                      ================         ================

     In October 2003, the Company refinanced a portion of its then existing debt by issuing $175.0 million of new 9.625% Senior Notes due 2013 and replaced its senior credit facility with a $150.0 million senior credit agreement. The senior credit agreement consists of a four-year $100.0 million delayed draw Term Loan facility and a three-year $50.0 million revolving credit facility that are secured by certain drilling rigs, rental tools equipment, accounts receivable and substantially all of the stock of the subsidiaries, and contains customary affirmative and negative covenants. The proceeds of the new 9.625% Senior Notes, plus an initial draw of $50.0 million under the Term Loan facility, were used to retire $184.3 million of the 9.75% Senior Notes due 2006 that had been tendered pursuant to a tender offer dated September 24, 2003. The balance of the proceeds from the new Senior Notes and the initial draw down under the Term Loan facility were used to retire the remaining $29.9 million of 9.75% Senior Notes that were not tendered. The Company redeemed the remaining 9.75% Senior Notes on November 15, 2003 at a redemption price of 101.625 percent.

     On July 30, 2004 the Company borrowed the remaining $50.0 million on its delay draw Term Loan portion of its credit facility. Those funds, along with existing cash, were used to retire the outstanding $64.4 million of our 5.5% Convertible Subordinated Notes on August 2, 2004. On the same day, August 2, 2004, the Company received proceeds from the sale of our five jackup rigs and four platform rigs and paid down $25.0 million of the delay draw Term Loan. On August 5, 2004, the Company paid an additional $5.0 million on the delay draw Term Loan with proceeds from the sale of its New Iberia facilities, leaving an outstanding balance of $70.0 million on the delay draw Term Loan.

     In September 2004, the Company refinanced a portion of its existing debt by issuing $150.0 million of Senior Floating Rate Notes due 2010. Proceeds were used to pay off the $70.0 million outstanding balance of the Company's delay draw Term Loan and to retire $80.0 million of the 10.125% Senior Notes due 2009 that were purchased pursuant to a tender offer dated August 6, 2004. Cash costs associated with the transaction totaled $9.7 million and were paid from existing cash. Cash costs included an early tender premium of 2.0 percent and a tender offer consideration of 104.54 percent on the $80.0 million of 10.125% Senior Notes repurchased, as well as underwriting, legal and other fees associated with the issuance of $150.0 million Senior Floating Rate Notes. An expense reported as "Loss on extinguishment of debt" totaling $8.2 million was recognized in the third quarter of 2004 as a result of these transactions. The expense was comprised of $5.6 million relating to the tender offer and $2.6 million relating to the write off of previously capitalized debt issuance cost.

     The revolving credit facility is available for working capital requirements, general corporate purposes and to support letters of credit. Availability under the revolving credit facility is subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tools equipment. As of September 30, 2004, the borrowing base was $48.3 million, of which none had been drawn down, and $15.3 million had been reserved for letters of credit, resulting in available revolving credit of $33.0 million.

8. Derivative Instruments - The Company uses derivative instruments to manage risks associated with interest rate fluctuations in connection with its $150.0 million Senior Floating Rate Notes. Derivative instruments, which consist of variable-to-fixed interest rate swaps, do not meet the hedge criteria in SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," and are therefore not designated as hedges. Accordingly, the change in the fair value of the interest rate swaps is recognized in earnings.

     As of September 30, 2004, the Company had the following derivative instruments outstanding related to its interest rate swaps:

  Swap            Effective             Termination            Notional           Floating             Fixed            Fair
Agreement           Date                    Date                Amount              Rate                Rate           Value
---------     -----------------     ------------------       ------------   ---------------------    ----------     -----------
                                                       (Dollars in Thousands)

    1         December 1, 2004      March 1, 2005             $   150,000   Three-month LIBOR             6.54%         $     4
                                                                            plus 475 basis points
    1         March 1, 2005         September 1, 2005         $   100,000   Three-month LIBOR             7.08%              --
                                                                            plus 475 basis points
    1         March 1, 2005         September 1, 2006         $    50,000   Three-month LIBOR             7.60%              --
                                                                            plus 475 basis points
    2         September 1, 2005     September 2, 2008         $    50,000   Three-month LIBOR             8.83%            (837)
                                                                            plus 475 basis points
    3         September 1, 2005     September 4, 2007         $    50,000   Three-month LIBOR             8.48%            (547)
                                                                            plus 475 basis points                       -------
                                                                                                                        $(1,380)
                                                                                                                        =======

     At September 30, 2004, the Company had derivative liabilities of $1.4 million, which are included in other long-term liabilities.

9. Related Party - On February 27, 1995, the Company entered into a Split Dollar Life Insurance Agreement with Robert L. Parker and the Robert L. Parker and Catherine M. Parker Family Trust ("Trust") pursuant to which the Company agreed to provide life insurance for Mr. and Mrs. Robert L. Parker in the event of the death of Mr. and Mrs. Parker (the "Agreement"). The initial Agreement provided that the Trust would acquire and own a life insurance policy with a face amount of $13.2 million and that the Company would pay the premiums, with the Trust having the obligation to reimburse the Company from the proceeds of the policy, with interest from and after January 1, 2000, at the one-year Treasury bill rate. The repayment of the premiums was secured by an Assignment of Life Insurance Policy as Collateral of same date as the Agreement. On October 14, 1996, the Agreement was amended to provide that the interest accrual would be deferred until February 28, 2003, in consideration for the Company's termination of a separate life insurance policy on the life of Robert L. Parker. On April 19, 2000, the Agreement was amended and restated to replace the previous policy with two policies, one for $8.0 million on the life of Robert L. Parker and one for $7.7 million on the lives of both Mr. and Mrs. Parker. Mr. Robert L. Parker Jr., the Company's CEO and son of Robert L. Parker is a one-third beneficiary of the Trust.

     Due to the passage of the Sarbanes-Oxley Act of 2002 ("SOX"), additional loans to executive officers and directors may be prohibited, although continuance of loans in existence as of July 30, 2002, are allowed; provided there is no modification to such loans. Because the advancement of additional annual premiums by the Company may be considered a prohibited loan under SOX, the Company elected to not advance the $0.6 million premium that was due in December 2002 and 2003 pending further clarification from the Securities and Exchange Commission ("SEC") as to whether or not split dollar loans were intended to be prohibited by SOX. As of September 30, 2004, the accrued amount of premiums by the Company was $4.7 million.

     As of September 30, 2004, there has been no clarification from the SEC and none is anticipated at this time. Because an analysis of the policies by a financial consultant has indicated that there is no reasonable certainty that the value of the policies will be adequate for the Company to recoup the full amount of premiums paid, during the second quarter of 2004, the Company reduced the value of its asset by $1.5 million to $3.2 million, which approximates the cash surrender value of the two policies.

10. Contingency - As previously reported, although the Kazakhstan branch ("PKD Kazakhstan") of Parker Drilling Company International Limited ("PDCIL") prevailed on its appeal arising out of an audit assessment of approximately $29.0 million by the Ministry of State Revenues of Kazakhstan ("MSR") based on payments PKD Kazakhstan received from the operator to upgrade rig 257, the Ministry of Finance of Kazakhstan ("MinFin") subsequently made a claim for corporate income taxes based primarily on the disallowance of depreciation of the full value of rig 257 in the income tax returns of PKD Kazakhstan in 1999-2001. PKD Kazakhstan instituted legal proceedings to challenge the validity of these claims by MinFin, which ultimately resulted in the Supreme Court confirming the decision of the Astana City Court, which earlier had ruled that approximately $7.7 million of the claims of MinFin are valid and payable upon receipt of the re-issuance of the corrected notice from the relevant taxing authority. The actual amount which PKD Kazakhstan will ultimately be required to pay, which was expensed in prior periods, will be offset by available credits. While the Supreme Court disallowed depreciation for the years 1999-2001, the judgment does allow PKD Kazakhstan to depreciate the full value of rig 257 on its tax returns beginning in 2002, which will reduce taxable income and taxes to be paid in the future. In addition, the Company continues to pursue its petition with the U.S. Treasury Department for Competent Authority review, which is a tax treaty procedure to resolve disputes as to which country may tax income covered under the treaty. The U.S. Treasury Department has granted our petition and proceedings with the MSR are ongoing.

     As previously reported, PKD Kazakhstan received a notice of an assessment of duties, taxes and penalties in the amount of $6.0 million for failure to submit monthly duties and taxes under the temporary import license for rig 257 from November 2003 through February 2004, based on the allegation of the Customs Control in Mangistau that rig 257 was no longer under contract, exempting it from such duties and taxes. On October 26, 2004 the Mangistau Oblast Court of Kazakhstan confirmed an earlier settlement which PKD Kazakhstan had reached with the Customs Control in Mangistau in connection with this matter. The settlement resulted in a charge of $2.1 million during the third quarter of 2004. The short-term cash impact of the settlement was $3.9 million, however, we expect that approximately $1.8 million of this amount will be recaptured through reduced Value Added Tax ("VAT") payments over the next six months. The settlement releases all claims of the Kazakhstan customs authorities over rig 257 and PKD Kazakhstan bank accounts.

11. Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements - Set forth on the following pages are the unaudited consolidating condensed financial statements of (i) Parker Drilling, (ii) the Company's restricted subsidiaries that are guarantors of the Senior Notes and (iii) the Company's restricted and unrestricted subsidiaries that are not guarantors of the Senior Notes. All of the Company's Senior Notes are guaranteed by substantially all of the restricted subsidiaries of Parker Drilling. There are currently no restrictions on the ability of the restricted subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries.

     AralParker (a Kazakhstan closed joint stock company, owned 50 percent by Parker Drilling International Limited and 50 percent by Aralnedra, CJSC), Casuarina Limited (a wholly-owned captive insurance company), KDN Drilling Limited, Mallard Drilling of South America, Inc., Mallard Drilling of Venezuela, Inc, Parker Drilling Investment Company, Parker Drilling (Nigeria), Limited, Parker Drilling Company (Bolivia) S.A., Parker Drilling Company Kuwait Limited, Parker Drilling Company Limited (Bahamas), Parker Drilling Company of New Zealand Limited, Parker Drilling Company of Siberia, Parker Drilling de Mexico S. de R.L. de C.V., Parker Drilling International of New Zealand Limited, Parker Drilling Tengiz, Ltd., Parker TNK, PD Servicios Integrales, S. de R.L. de C.V., PKD Sales Corporation, Universal Rig Leasing B.V. are all non-guarantor subsidiaries. The Company is providing unaudited consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATING CONDENSED BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                 September 30, 2004
                                                       -----------------------------------------------------------------------
                                                          Parent       Guarantor    Non-Guarantor  Eliminations   Consolidated
                                                       -----------    -----------   -------------  ------------   ------------
                   ASSETS
Current assets:
   Cash and cash equivalents                           $    25,160    $     5,710    $     7,887   $      --      $    38,757
   Accounts and notes receivable, net                      158,786         82,606         52,242      (203,633)        90,001
   Rig materials and supplies                                 --            9,181          6,588          --           15,769
   Other current assets                                        157         10,175          4,855            71         15,258
                                                       -----------    -----------    -----------   -----------    -----------
       Total current assets                                184,103        107,672         71,572      (203,562)       159,785
                                                       -----------    -----------    -----------   -----------    -----------
Property, plant and equipment, net                             134        430,294         45,709       (70,514)       405,623

Assets held for sale                                          --           27,428           --            --           27,428

Goodwill                                                      --          114,398           --            --          114,398

Investment in subsidiaries and intercompany advances       509,353        786,849         29,053    (1,325,255)          --

Other noncurrent assets                                     14,212         18,014          1,643           --          33,869
                                                       -----------    -----------    -----------   -----------    -----------
           Total assets                                $   707,802    $ 1,484,655    $   147,977   $(1,599,331)   $   741,103
                                                       ===========    ===========    ===========   ===========    ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                   $        60    $      --      $      --     $      --      $        60
   Accounts payable and accrued liabilities                 43,014        233,447         34,674      (214,545)        96,590
                                                       -----------    -----------    -----------   -----------    -----------
       Total current liabilities                            43,074        233,447         34,674      (214,545)        96,650
                                                       -----------    -----------    -----------   -----------    -----------
Long-term debt                                             481,062           --             --            --          481,062
Deferred income taxes                                      (45,300)        45,300           --            --             --
Discontinued operations                                       --            1,035           --            --            1,035
Other long-term liabilities                                  1,380          5,712          2,222            39          9,353
Intercompany payables                                       74,583        602,674         31,737      (708,994)          --

Stockholders' equity:
   Common stock and capital in excess of par value         455,035      1,023,464         55,057    (1,078,521)       455,035
   Accumulated deficit                                    (302,032)      (426,977)        24,287       402,690       (302,032)
                                                       -----------    -----------    -----------   -----------    -----------
       Total stockholders' equity                          153,003        596,487         79,344      (675,831)       153,003
                                                       -----------    -----------    -----------   -----------    -----------
         Total liabilities and stockholders' equity    $   707,802    $ 1,484,655    $   147,977   $(1,599,331)   $   741,103
                                                       ===========    ===========    ===========   ===========    ===========


                   PARKER DRILLING COMPANY AND SUBSIDIARIES
                    CONSOLIDATING CONDENSED BALANCE SHEET
                            (Dollars in Thousands)
                                 (Unaudited)

                                                                              December 31, 2003
                                                      -----------------------------------------------------------------------
                                                         Parent       Guarantor    Non-Guarantor  Eliminations   Consolidated
                                                      -----------    -----------   -------------  ------------   ------------
                   ASSETS
Current assets:
   Cash and cash equivalents                          $    53,055    $     7,806    $     6,904   $      --      $    67,765
   Accounts and notes receivable, net                     141,397         92,936         20,724      (166,007)        89,050
   Rig materials and supplies                                --           13,627           --            --           13,627
   Other current assets                                         9          2,394             13            50          2,466
                                                      -----------    -----------    -----------   -----------    -----------
        Total current assets                              194,461        116,763         27,641      (165,957)       172,908
                                                      -----------    -----------    -----------   -----------    -----------
Property, plant and equipment, net                            133        366,389         34,736       (13,594)       387,664

Assets held for sale                                         --          150,370           --            --          150,370

Goodwill                                                     --          114,398           --            --          114,398

Investment in subsidiaries and intercompany advances      615,598        661,847         15,399    (1,292,844)          --

Other noncurrent assets                                    17,436          4,359            536           (39)        22,292
                                                      -----------    -----------    -----------   -----------    -----------
          Total assets                                $   827,628    $ 1,414,126    $    78,312   $(1,472,434)   $   847,632
                                                      ===========    ===========    ===========   ===========    ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                   $    60,225    $      --      $      --     $      --      $    60,225
  Accounts payable and accrued liabilities                 33,917        198,393         11,516      (175,422)        68,404
                                                      -----------    -----------    -----------   -----------    -----------

      Total current liabilities                            94,142        198,393         11,516      (175,422)       128,629
                                                      -----------    -----------    -----------   -----------    -----------
Long-term debt                                            511,400           --             --            --          511,400
Deferred income taxes                                     (45,300)        45,300           --            --             --
Discontinued operations                                      --            6,421           --            --            6,421
Other long-term liabilities                                  --            8,552           --            (173)         8,379
Intercompany payables                                      74,583        540,844         33,512      (648,939)          --

Stockholders' equity:
  Common stock and capital in excess of par value         452,122      1,073,028          5,456    (1,078,484)       452,122
  Accumulated other comprehensive income                      881           --             --            --              881
  Accumulated deficit                                    (260,200)      (458,412)        27,828       430,584       (260,200)
                                                      -----------    -----------    -----------   -----------    -----------
      Total stockholders' equity                          192,803        614,616         33,284      (647,900)       192,803
                                                      -----------    -----------    -----------   -----------    -----------
         Total liabilities and stockholders' equity   $   827,628    $ 1,414,126    $    78,312   $(1,472,434)   $   847,632
                                                      ===========    ===========    ===========   ===========    ===========

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                Three Months Ended September 30, 2004
                                            ------------------------------------------------------------------------
                                               Parent       Guarantor     Non-Guarantor  Eliminations   Consolidated
                                            -----------    -----------    -------------  ------------   ------------
Drilling and rental revenues                $      --      $    63,281    $    28,124    $    (3,460)   $     87,945

Drilling and rental operating expenses             --           38,632         28,609         (3,460)         63,781
Depreciation and amortization                      --           16,629          1,177           --            17,806
                                            -----------    -----------    -----------    -----------    ------------
Drilling and rental operating income               --            8,020         (1,662)          --             6,358
                                            -----------    -----------    -----------    -----------    ------------

General and administrative expense (1)              (42)        (4,882)          --             --            (4,924)
Provision for reduction in carrying
   value of certain assets                         --             --             --             --              --
Gain on disposition of assets, net                 --          (18,999)         9,670          9,662             333
                                            -----------    -----------    -----------    -----------    ------------
Total operating income (loss)                       (42)       (15,861)         8,008          9,662           1,767
                                            -----------    -----------    -----------    -----------    ------------

Other income and (expense):
   Interest expense                             (13,395)       (12,654)          (867)        14,714         (12,202)
   Changes in fair value of derivative
     positions                                   (1,380)          --             --             --            (1,380)
   Loss on extinguishment of debt                (8,151)          --             --             --            (8,151)
   Other                                         11,932          2,207            302        (14,735)           (294)
   Equity in net earnings of subsidiaries       (12,174)          --             --           12,174            --
                                            -----------    -----------    -----------    -----------    ------------
Total other income and (expense)                (23,168)       (10,447)          (565)        12,153         (22,027)
                                            -----------    -----------    -----------    -----------    ------------

Income (loss) before income taxes               (23,210)       (26,308)         7,443         21,815         (20,260)

Income tax expense                                  233          3,957            352           --             4,542
                                            -----------    -----------    -----------    -----------    ------------
Income (loss) from continuing operations        (23,443)       (30,265)         7,091         21,815         (24,802)

Discontinued operations, net of taxes              --            1,359           --             --             1,359
                                            -----------    -----------    -----------    -----------    ------------
Net income (loss)                           $   (23,443)   $   (28,906)   $     7,091    $    21,815    $    (23,443)
                                            ===========    ===========    ===========    ===========    ============

(1) All field operations general and administrative expenses are included in operating expenses.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                Three Months Ended September 30, 2003
                                           -----------------------------------------------------------------------
                                             Parent        Guarantor     Non-Guarantor  Eliminations  Consolidated
                                           -----------    -----------    -------------  ------------  ------------
Drilling and rental revenues               $      --      $    70,332    $    13,142    $      (598)   $    82,876

Drilling and rental operating expenses            --           44,927         10,838           (598)        55,167
Depreciation and amortization                     --           15,885          1,565           --           17,450
                                           -----------    -----------    -----------    -----------    -----------
Drilling and rental operating income              --            9,520            739           --           10,259
                                           -----------    -----------    -----------    -----------    -----------

Construction contract revenue                     --            1,061           --             --            1,061
Construction contract expense                     --               61           --             --               61
                                           -----------    -----------    -----------    -----------    -----------
Construction contract operating income            --            1,000           --             --            1,000
                                           -----------    -----------    -----------    -----------    -----------

General and administrative expense (1)             (38)        (4,041)          --             --           (4,079)
Gain on disposition of assets, net                --              554            (21)          --              533
                                           -----------    -----------    -----------    -----------    -----------
Total operating income (loss)                      (38)         7,033            718           --            7,713
                                           -----------    -----------    -----------    -----------    -----------

Other income and (expense):
  Interest expense                             (14,345)       (11,611)        (1,015)        13,819        (13,152)
  Other                                         12,704            116            569        (13,819)          (430)
  Equity in net earnings of subsidiaries        (4,724)          --             --            4,724           --
                                           -----------    -----------    -----------    -----------    -----------
Total other income and (expense)                (6,365)       (11,495)          (446)         4,724        (13,582)
                                           -----------    -----------    -----------    -----------    -----------

Income (loss) before income taxes               (6,403)        (4,462)           272          4,724         (5,869)

Income tax expense                                 253          2,661           --             --            2,914
                                           -----------    -----------    -----------    -----------    -----------
Income (loss) from continuing operations        (6,656)        (7,123)           272          4,724         (8,783)

Discontinued operations, net of taxes             --            2,127           --             --            2,127
                                           -----------    -----------    -----------    -----------    -----------
Net income (loss)                          $    (6,656)   $    (4,996)   $       272    $     4,724    $    (6,656)
                                           ===========    ===========    ===========    ===========    ===========

(1) All field operations general and administrative expenses are included in operating expenses.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                   Nine Months Ended September 30, 2004
                                                ------------------------------------------------------------------------
                                                  Parent        Guarantor    Non-Guarantor   Eliminations   Consolidated
                                                -----------    -----------   -------------   ------------   ------------
Drilling and rental revenues                    $      --      $   201,524    $    69,671    $    (4,470)   $   266,725

Drilling and rental operating expenses                 --          119,244         65,923         (4,470)       180,697
Depreciation and amortization                          --           46,659          3,940           --           50,599
                                                -----------    -----------    -----------    -----------    -----------
Drilling and rental operating income                   --           35,621           (192)          --           35,429
                                                -----------    -----------    -----------    -----------    -----------

General and administrative expense (1)                   94        (18,052)          --             --          (17,958)
Provision for reduction in carrying
  value of certain assets                              --           (5,446)        (1,112)          --           (6,558)
Gain on disposition of assets, net                     --          (65,256)         9,738         56,920          1,402
                                                -----------    -----------    -----------    -----------    -----------
Total operating income (loss)                            94        (53,133)         8,434         56,920         12,315
                                                -----------    -----------    -----------    -----------    -----------

Other income and (expense):
  Interest expense                                  (42,205)       (36,020)        (2,937)        42,085        (39,077)
  Changes in fair value of derivative
    positions                                        (1,380)          --             --             --           (1,380)
  Loss on extinguishment of debt                     (8,729)          --             --             --           (8,729)
  Other                                              37,243          4,623            709        (42,114)           461
  Equity in net earnings of subsidiaries            (26,142)          --             --           26,142           --
                                                -----------    -----------    -----------    -----------    -----------
Total other income and (expense)                    (41,213)       (31,397)        (2,228)        26,113        (48,725)
                                                -----------    -----------    -----------    -----------    -----------

Income (loss) before income taxes                   (41,119)       (84,530)         6,206         83,033        (36,410)

Income tax expense                                      713         10,895            400           --           12,008
                                                -----------    -----------    -----------    -----------    -----------
Income (loss) from continuing operations            (41,832)       (95,425)         5,806         83,033        (48,418)

Discontinued operations, net of taxes                  --            6,586           --             --            6,586
                                                -----------    -----------    -----------    -----------    -----------
Net income (loss)                               $   (41,832)   $   (88,839)   $     5,806    $    83,033    $   (41,832)
                                                ===========    ===========    ===========    ===========    ===========

(1) All field operations general and administrative expenses are included in operating expenses.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                   Nine Months Ended September 30, 2003
                                              ----------------------------------------------------------------------------
                                                 Parent        Guarantor      Non-Guarantor   Eliminations    Consolidated
                                              ------------    ------------    -------------   ------------    ------------
Drilling and rental revenues                  $       --      $    209,696    $     39,177    $     (1,820)   $    247,053

Drilling and rental operating expenses                --           135,285          32,279          (1,832)        165,732
Depreciation and amortization                         --            51,879           4,701            --            56,580
                                              ------------    ------------    ------------    ------------    ------------
Drilling and rental operating income                  --            22,532           2,197              12          24,741
                                              ------------    ------------    ------------    ------------    ------------

Construction contract revenue                         --             7,030            --              --             7,030
Construction contract expense                         --             5,030            --              --             5,030
                                              ------------    ------------    ------------    ------------    ------------
Construction contract operating income                --             2,000            --              --             2,000
                                              ------------    ------------    ------------    ------------    ------------

General and administrative expense (1)                (113)        (14,372)           --              --           (14,485)
Gain on disposition of assets, net                    --             1,368             (24)           --             1,344
                                              ------------    ------------    ------------    ------------    ------------
Total operating income (loss)                         (113)         11,528           2,173              12          13,600
                                              ------------    ------------    ------------    ------------    ------------

Other income and (expense):
   Interest expense                                (43,480)        (41,018)         (3,188)         47,785         (39,901)
   Other                                            44,718           2,000           1,782         (47,797)            703
   Equity in net earnings of subsidiaries          (97,006)           --              --            97,006             --
                                              ------------    ------------    ------------    ------------    ------------
Total other income and (expense)                   (95,768)        (39,018)         (1,406)         96,994         (39,198)
                                              ------------    ------------    ------------    ------------    ------------

Income (loss) before income taxes                  (95,881)        (27,490)            767          97,006         (25,598)

Income tax expense                                   1,384          10,284            --              --            11,668
                                              ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing operations           (97,265)        (37,774)            767          97,006         (37,266)

Discontinued operations, net of taxes                 --           (59,999)           --              --           (59,999)
                                              ------------    ------------    ------------    ------------    ------------
Net income (loss)                             $    (97,265)   $    (97,773)   $        767    $     97,006    $    (97,265)
                                              ============    ============    ============    ============    ============

(1) All field operations general and administrative expenses are included in operating expenses.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                         Nine Months Ended September 30, 2004
                                                  ---------------------------------------------------------------------------------
                                                     Parent          Guarantor      Non-Guarantor    Eliminations     Consolidated
                                                  -------------    -------------    -------------    -------------    -------------
Cash flows from operating activities:
  Net income (loss)                               $     (41,832)   $     (88,839)   $       5,806    $      83,033    $     (41,832)
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                         --             46,659            3,940             --             50,599
     Gain on disposition of assets                         --             65,256           (9,738)         (56,920)          (1,402)
     Gain on sale of marketable securities                 (762)            --               --               --               (762)
     Provision for reduction in carrying
        value of certain assets                            --              5,446            1,112             --              6,558
     Expenses not requiring cash                          7,684            2,017               39             --              9,740
     Equity in net earnings of subsidiaries             (26,142)            --               --             26,142             --
     Discontinued operations                               --                108             --               --                108
     Change in operating assets and liabilities         (11,106)          56,015            2,625          (52,255)          (4,721)
                                                  -------------    -------------    -------------    -------------    -------------
  Net cash provided by (used in) operating
     activities                                         (72,158)          86,662            3,784             --             18,288
                                                  -------------    -------------    -------------    -------------    -------------
Cash flows from investing activities:

  Capital expenditures                                     --            (28,033)          (6,740)            --            (34,773)
  Proceeds from the sale of assets                         --             48,530               72             --             48,602
  Proceeds from insurance settlement                       --             27,000             --               --             27,000
  Proceeds from sale of marketable securities             1,377             --               --               --              1,377
                                                  -------------    -------------    -------------    -------------    -------------
  Net cash provided by (used in) investing
     activities                                           1,377           47,497           (6,668)            --             42,206
                                                  -------------    -------------    -------------    -------------    -------------
Cash flows from financing activities:

  Principal payments under debt obligations            (290,169)            --               --               --           (290,169)
  Proceeds from issuance of debt                        200,000             --               --               --            200,000
  Proceeds from stock options exercised                     667             --               --               --                667
  Intercompany advances, net                            132,388         (132,059)            (329)            --               --
                                                  -------------    -------------    -------------    -------------    -------------
  Net cash provided by (used in) financing
     activities                                          42,886         (132,059)            (329)            --            (89,502)
                                                  -------------    -------------    -------------    -------------    -------------
Net change in cash and cash equivalents                 (27,895)           2,100           (3,213)            --            (29,008)
Cash and cash equivalents at beginning of year           53,055            3,610           11,100             --             67,765
                                                  -------------    -------------    -------------    -------------    -------------
Cash and cash equivalents at end of period        $      25,160    $       5,710    $       7,887    $        --      $      38,757
                                                  =============    =============    =============    =============    =============

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                           Nine Months Ended September 30, 2003
                                                         -----------------------------------------------------------------------
                                                           Parent        Guarantor    Non-Guarantor   Eliminations  Consolidated
                                                         -----------    -----------   --------------  ------------- ------------

Cash flows from operating activities:
  Net income (loss)                                      $   (97,265)   $   (97,773)   $       767    $    97,006    $   (97,265)
  Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                             --           51,879          4,701           --           56,580
      Gain on disposition of assets                             --           (1,368)            24           --           (1,344)
      Expenses not requiring cash                              1,776          2,125           --              (94)         3,807
      Equity in net earnings of subsidiaries                  97,006           --             --          (97,006)          --
      Discontinued operations                                   --           63,585           --             --           63,585
      Change in operating assets and liabilities             (40,229)        63,828          5,213         14,066         42,878
                                                         -----------    -----------    -----------    -----------    -----------
  Net cash provided by (used in) operating activities        (38,712)        82,276         10,705         13,972         68,241
                                                         -----------    -----------    -----------    -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                          --          (23,868)            25           --          (23,843)
  Proceeds from the sale of assets                              --            5,092           --             --            5,092
                                                         -----------    -----------    -----------    -----------    -----------
  Net cash provided by (used in) investing activities           --          (18,776)            25           --          (18,751)
                                                         -----------    -----------    -----------    -----------    -----------

Cash flows from financing activities:
  Principal payments under debt obligations                  (19,145)          (918)          --             --          (20,063)
  Intercompany advances, net                                  82,976        (59,845)        (9,159)       (13,972)          --
                                                         -----------    -----------    -----------    -----------    -----------
  Net cash provided by (used in) financing activities         63,831        (60,763)        (9,159)       (13,972)       (20,063)
                                                         -----------    -----------    -----------    -----------    -----------
Net change in cash and cash equivalents                       25,119          2,737          1,571           --           29,427

Cash and cash equivalents at beginning of year                43,254          6,218          2,510           --           51,982
                                                         -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period               $    68,373    $     8,955    $     4,081    $      --      $    81,409
                                                         ===========    ===========    ===========    ===========    ===========

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders
Parker Drilling Company

   We have reviewed the accompanying consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of September 30, 2004 and the related consolidated condensed statements of operations for the three month and nine month periods ended September 30, 2004 and 2003 and the consolidated condensed statements of cash flows for the nine month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

   We previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report (which contains an explanatory paragraph for a change in accounting for goodwill and an explanatory paragraph for the revision of the 2002 and 2001 statements of operations related to reimbursable costs), dated February 6, 2004, except for Note 17 as to which the date is March 5, 2004 and except for Note 2 as to which the date is August 6, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                              /s/ PricewaterhouseCoopers LLP
                                              ------------------------------
                                              PricewaterhouseCoopers LLP


Houston, Texas
November 8, 2004

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

   This Form 10-Q contains statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-Q, other than statements of historical facts, are "forward-looking statements" for purposes of these provisions, including any statements regarding:

     * prices and demand for oil and natural gas,
     * levels of oil and natural gas exploration and production activities,
     * demand for contract drilling and drilling related services and demand for rental tools,
     * operating results, including our efforts to reduce costs and our projected net loss from continuing operations,
     * rig utilization, dayrates and rental tools activity,
     * capital expenditures and investments in the acquisition and refurbishment of rigs and equipment and availability of funds for capital expenditures,
     * reducing our debt, including our liquidity and the sources and availability of funds to reduce our debt,
     * sales of assets,
     * formation of alliances with operators,
     * the outcome of pending and future legal proceedings,
     * recovery of insurance proceeds,
     * maintenance of the borrowing base under our revolving credit facility, and
     * expansion and growth of our operations.

   In some cases, you can identify these statements by words that indicate future events such as "anticipate," "believe," "could," "estimate," "expect," "intend," "outlook," "may," "should," "will" and "would" or similar words. Forward-looking statements are based on certain assumptions and analyses made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although our management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as any other cautionary language in this Form 10-Q and other documents referenced herein, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:

     * worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business,
     * the pace of recovery in the U.S. economy and the demand for natural gas,
     * fluctuations in the market prices of oil and gas,
     * imposition of unanticipated trade restrictions and political instability,
     * operating hazards and uninsured risks,
     * political instability, terrorism or war,
     * governmental regulations, including changes in tax laws or ability to remit funds to the U.S., that adversely affect the cost of doing business,
     * adverse environmental events,
     * adverse weather conditions,
     * loss of a significant customer or changes in concentration of customer and supplier relationships,
     * unexpected cost increases for upgrade and refurbishment projects,
     * unanticipated cancellation of contracts by operators,
     * breakdown of equipment and other operational problems,
     * changes in competition, and
     * other similar factors (some of which are discussed in documents referred to in this Form 10-Q).

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

OUTLOOK AND OVERVIEW

   As anticipated in our second quarter report, favorable market conditions continued to positively impact utilization and dayrates for most segments of our drilling operations during the third quarter. Strong demand and uncertainty over possible disruptions in supply have increased oil and gas prices and absent any material change in these market forces, which seems unlikely, we believe that these conditions will continue through 2005. We also anticipate that our rental tools business will continue to benefit from these market conditions.

   Although we anticipated that the continuation of favorable market conditions would result in our return to profitability during the third quarter, the improvement in utilization and dayrates were more than offset primarily by the following three factors: first, the consequences of community unrest in Nigeria has delayed the return of our barge rigs to revenue-generating status. While two of our Nigerian barge rigs were idle, we incurred $4.5 million in costs, including some expense related to the completion of the five year American Bureau of Shipping ("ABS") inspections. Rig 75 began operating under a new contract during the last week of September and we anticipate that rig 73 will also begin operations during the fourth quarter of 2004 or first quarter of 2005. Second, extended contract negotiations with the operator of the North Caspian Sea has delayed re-commencement of operations for rig 257. Drilling operations for rig 257 could commence late in the fourth quarter. Subsequent to completing its last drilling assignment in November 2003 rig 257 was demobilized to the port in Bautino, during which time we incurred $1.0 million per quarter in maintenance costs and during which time it was assessed duties and taxes of $6.0 million by the customs authorities in Kazakhstan. We reached a settlement agreement with the customs authorities that has resulted in a cash payment of $3.9 million in October. The charge in the third quarter was $2.1 million, and we expect approximately $1.8 million will be offset by Value Added Tax ("VAT") payments over the next six months. Third, we paid off our 5.5% Convertible Subordinated Notes as well as our Term Loan and repurchased $80.0 million of our 10.125% Senior Notes. In addition, we issued $150.0 million Senior Floating Rate Notes on September 2, 2004. The financing, which will reduce interest costs and provide additional financial flexibility, resulted in charges of $8.2 million for premiums for the purchase of $80.0 million of the Company's 10.125% Senior Notes and for the write-off of previously capitalized debt issuance costs associated with the debt paid down in addition to legal and other fees.

   While the above factors have delayed our return to profitability, we anticipate that it will occur in 2005. As noted above, rig 75 re-commenced operations in late September 2004 and rig 257 could re-commence operations late in the fourth quarter. We also anticipate that Nigerian barge rig 73 will re-commence operations in late 2004 or early 2005 and are encouraged about the contractual prospects for Nigerian barge rig 72 to return to work during 2005 as well. In addition, all seven land rigs and one barge rig are now earning dayrates in Mexico pursuant to three contracts signed with Pemex and Halliburton earlier this year, our third rig in New Zealand has returned to operating status and we believe that our international land drilling utilization will continue to increase during the fourth quarter. Further, the upgrades on barge rig 76, enabling it to drill deep wells up to 30,000 feet, have been completed and this barge rig is on location earning a significantly higher dayrate. Though the anticipated increase in drilling activity due to high commodity pricing has been slower than expected, we are encouraged by the continuation of firm natural gas pricing fundamentals and steady interest in shallow-water prospects of our U.S. barge operations. We anticipate that these factors coupled with the continued improvement in our rental tools business could be sufficient to achieve profitability.

   As previously reported, on August 2, 2004 we closed on the sale of five jackup rigs and four platform rigs, which had been classified as discontinued operations since June 30, 2003, realizing net proceeds of $39.3 million. All proceeds were used to pay down debt. Jackup rig 25 was not included in the sale, although we are encouraged by interest in this rig and are working towards a sale. We are continuing our efforts to sell our remaining nine land rigs in Latin America and other assets however we will continue to utilize these assets until sold. We also expect during the fourth quarter to receive insurance proceeds for barge rig 74 in Nigeria. Barge rig 74 has been evacuated since sustaining substantial damage due to community unrest in March 2003.

   As of September 30, 2004, we had approximately $71.8 million of liquidity. This liquidity was comprised of $38.8 million of cash on hand and $33.0 million of availability under the revolving credit facility.

   As of September 30, 2004, we have reduced our debt by $108.8 million since the beginning of 2003, $90.5 million of which has occurred during 2004, and our outstanding debt balance is currently $481.1 million, compared to the balance as of December 31, 2003, of $571.6 million and a balance of $589.9 million when we established our goal of reducing debt by $200 million.

   The consummation of the sale of jackup rig 25 and the settlement of our insurance claim on rig 74 would enable us to achieve 75 percent of our goal of $200 million of debt reduction by the end of 2004. We are committed to raising the additional funds necessary to achieve the debt reduction goal as soon as possible. As noted in our recent press release, we anticipate our fourth quarter results will reflect a loss of $0.05 - $0.10 per share. While debt reduction is our principal goal, a very close second goal is achieving profitability through increased utilization and dayrates.

   We are actively recruiting for a new chief operating officer to assist us in executing our strategic plan, including growth of key markets. We also had a managerial change in that John Gass, our Vice President of Operations, submitted his resignation effective October 31, 2004.


Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

   We recorded a net loss of $23.4 million for the three months ended September 30, 2004, including income of $1.4 million attributed to discontinued operations, as compared to a net loss of $6.7 million for the three months ended September 30, 2003, which includes income of $2.1 million attributed to discontinued operations. The loss from continuing operations for the current quarter was $24.8 million compared to a loss of $8.8 million for the three months ended September 30, 2003.

   The net loss of $23.4 million for the three months ended September 30, 2004 is $1.4 million more than the $22.1 million net loss reported in our earnings release dated November 2, 2004. Subsequent to the earnings release it was determined that we had a mark-to-market decrease in the fair value of certain interest rate swap agreements. For additional information see Note 8 in the notes to the unaudited consolidated condensed financial statements.

   As explained in detail in Note 4 in the notes to unaudited consolidated condensed financial statements, in June 2003, the board of directors approved a plan to sell the U.S. jackup and platform drilling operations and the Latin America operations which resulted in the re-classification of these assets as discontinued operations at the time. After management determined to market the Latin American assets in Mexico we were awarded a five-rig contract and a two-rig contract in Mexico. As a result of these contracts and Generally Accepted Accounting Principles ("GAAP") requirements, the seven land rigs contracted in Mexico and the remaining nine land rigs in the Latin America region were reclassified from discontinued operations to continuing operations effective May 1, 2004 and June 30, 2004, respectively. Reclassifications have been made to reflect the Latin America operations from discontinued operations to continuing operations for the three and nine months ended September 30, 2004 and 2003. With respect to the U.S. jackup and platform drilling operations, five jackup and four platform drilling rigs were sold on August 2, 2004, for net proceeds of $39.3 million. No gain or loss was recorded on the sale. As of September 30, 2004, only one rig remains in discontinued operations, jackup rig 25, which is the subject of pending negotiations.

RESULTS OF OPERATIONS

   The analysis below reflects these reclassifications, beginning with an analysis of the continuing operations followed by a discussion of discontinued operations.


                                                                   Three Months Ended September 30,
                                                              ----------------------------------------------
                                                                       2004                     2003
                                                              --------------------     ---------------------
Drilling and rental revenues:                                            (Dollars in Thousands)
  U.S. drilling                                               $ 22,788          26%    $ 13,872         17%
  International drilling                                        49,686          56%      54,950         66%
  Rental tools                                                  15,471          18%      14,054         17%
                                                              --------       -----     --------      ------
Total drilling and rental revenues                            $ 87,945         100%    $ 82,876        100%
                                                              ========       =====     ========      =====
Drilling and rental operating income:
  U.S. drilling gross margin (1)                              $  9,389          41%    $  1,908         14%
  International drilling gross margin (1)                        5,862          12%      17,607         32%
  Rental tools gross margin (1)                                  8,913          58%       8,194         58%
  Depreciation and amortization                                (17,806)                 (17,450)
                                                              --------                 --------
Total drilling and rental operating income (2)                   6,358                   10,259

  Net construction contract operating income                        --                    1,000
  General and administrative expense                            (4,924)                  (4,079)
  Gain on disposition of assets, net                               333                      533
                                                              --------                 --------
Total operating income                                        $  1,767                 $  7,713
                                                              ========                 ========

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


                                                                International
                                              U.S. Drilling        Drilling       Rental Tools
                                              --------------    --------------    --------------
Three Months Ended September 30, 2004                       (Dollars in Thousands)
-------------------------------------
Drilling and rental operating income (loss)   $        4,851    $       (3,833)   $        5,340
Depreciation and amortization                          4,538             9,695             3,573
                                              --------------    --------------    --------------
Drilling and rental gross margin              $        9,389    $        5,862    $        8,913
                                              ==============    ==============    ==============

Three Months Ended September 30, 2003
-------------------------------------
Drilling and rental operating income (loss)   $       (3,299)   $        8,845    $        4,713
Depreciation and amortization                          5,207             8,762             3,481
                                              --------------    --------------    --------------
Drilling and rental gross margin              $        1,908    $       17,607    $        8,194
                                              ==============    ==============    ==============


(2) Drilling and rental operating income - drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.

U.S. Drilling Segment

   The U.S. drilling segment, consisting of 20 barge rigs, experienced increases in both rig utilization and dayrates during the third quarter of 2004. As a result, revenues increased $8.9 million to $22.8 million as compared to the third quarter of 2003, despite the fact that barge rig 18 was destroyed by a blowout during the fourth quarter of 2003 and barge rig 53 was mobilized to Mexico during the second quarter of 2004 to perform a contract for Pemex. In addition, in August 2004, deep barge rig 76 was brought into port for necessary power upgrades that will allow the barge to drill deep wells up to 30,000 feet, in shallow waters. The upgrades have been completed and the barge rig is on location and under contract as of October 27, 2004. Barge rig utilization increased from 40 percent during the third quarter of 2003 to 66 percent in the current quarter and dayrates increased approximately 12 percent. As noted above, during the second quarter of 2004 we moved one deep drilling barge rig to the Mexican drilling market to drill in the Macuspana Basin pursuant to a two-year contract with Pemex. After the move of this rig, we have eight deep drilling barges, five intermediate drilling barges and seven workover rigs in the U.S. Gulf of Mexico market.

   As a result of higher dayrates and utilization, our gross margins in the U.S. drilling segment increased $7.5 million to $9.4 million. Gross margins were positively impacted by higher utilization and dayrates. We have continued to maintain tight control over our expenses and as a result operating expenses increased at a slower rate than revenues which positively impacted gross margins. Gross margin percentage increased from 14 percent during the third quarter of 2003 to 41 percent during the current quarter.

International Drilling Segment

   International drilling revenues decreased $5.3 million to $49.7 million during the current quarter as compared to the third quarter of 2003. The $8.8 million increase in our international land drilling revenues was more than offset by a decrease of $14.1 million in our international offshore drilling operations. The international land drilling increase is primarily attributed to new drilling operations in Mexico, where seven land rigs began operating throughout the quarter; Turkmenistan, where the second rig of a two-rig contract commenced operations in March 2004; and Bangladesh, where rig 255 operated throughout most of the third quarter, completing its contract in October; all of which contributed to a $12.3 million increase in revenues. In addition, our third rig in New Zealand returned to drilling operations during the third quarter, contributing additional revenues of $1.5 million. Offsetting these increases during the third quarter was a $4.4 million decrease in revenues from our operations in Latin America, excluding Mexico, primarily attributable to no rigs working in Bolivia during 2004, and our rig under contract in Peru receiving a reduced standby rate as of April 1, 2004. We expect the rig in Peru to remain on the standby rate through the remainder of 2004 and return to a full operating dayrate in mid 2005. One Tengizchevroil ("TCO")-owned rig, the operation of which had been suspended in late 2002, resumed operations in late 2003 and continues to operate. Another TCO-owned rig was stacked in June 2004 and is not expected to operate for the remainder of the year. Operating expenses for the international land operations increased at a higher rate than the increase in revenues. This was due primarily to the commencement of operations in Mexico which incurred higher expenses during the startup phase of the operation. Gross margin percentage for the quarter ended September 30, 2004 decreased to 27 percent from 33 percent as compared to the third quarter of 2003.

   International offshore revenues decreased $14.1 million to $3.8 million during the third quarter of 2004 as compared to the third quarter of 2003. The decrease in revenues was attributable to our Caspian Sea operation, $6.3 million decrease, and our operations in Nigeria, $10.0 million decrease, which was partially offset by increased revenues of $2.2 million from our barge rig now operating in Mexico. In the Caspian Sea, our arctic-class barge rig 257 completed its initial four-year contract in November 2003 and was then demobilized to the Caspian Sea port of Bautino in February 2004, where it is presently stacked pending operations. We have recently received confirmation of a new contract for up to two years and we anticipate that drilling operations could resume late in the fourth quarter. Our barge operations in Nigeria have been negatively impacted by continued community unrest. Barge rig 74 has been evacuated since sustaining substantial damage due to community unrest in March 2003 and received a standby rate approximating 45 percent of the full dayrate until early March 2004. For the third quarter of 2004 only barge rig 75 earned revenue as compared to two barge rigs on full dayrate during the third quarter of 2003. Barge rig 75 returned to work under a new three-year contract during the last week of September 2004. As previously noted, a deep drilling barge rig was moved from the U.S. Gulf of Mexico market to the Mexican market to drill in the Macuspana Basin. The barge rig began operations in June 2004 and contributed revenues of $2.2 million during the third quarter of 2004. The significant decrease in international offshore revenues resulted in negative gross margins for the current quarter as compared to 31 percent gross margins for the third quarter of 2003. While two of our Nigerian barge rigs were idle, we incurred $4.5 million in costs, including some expense related to the completion of the five year ABS inspections. Costs to maintain barge rig 257 in the Caspian while stacked in Bautino approximate $1.0 million per quarter. In addition, we recently settled our case with the Mangistau Customs Control in connection with the temporary import status of barge rig 257, resulting in a charge of $2.1 million accrued in the third quarter. The cash impact of the settlement was $3.9 million, but we expect to recapture approximately $1.8 million of that amount through reduced VAT payments over the next six months.

Rental Tools Segment

   Rental tools revenues increased $1.4 million to $15.5 million during the third quarter of 2004 as compared to the third quarter of 2003. Revenues decreased $0.7 million from the New Iberia, Louisiana operations, increased $0.5 million from the Victoria, Texas operations, increased $1.6 million from the Odessa, Texas operations and increased $0.03 million from operations in Evanston, Wyoming. The revenues decrease in New Iberia was primarily the result of customer downtime due to Hurricane Ivan. The increased revenues in Victoria and Odessa have been driven by increased activity with new customers, generally small independents. Segment-wide rental tools utilization increased to an average of 35 percent for the third quarter of 2004 as compared to 32 percent for the third quarter of 2003. Rental tools gross margins increased $0.7 million to $8.9 million for the current quarter as compared to the third quarter of 2003. Gross margin percentage remained unchanged at 58 percent when comparing the two quarters.

Other Financial Data

   General and administrative expense increased approximately $0.8 million to $4.9 million during the third quarter of 2004. Approximately $0.6 million of the increase relates to documentation and testing of internal controls as required by section 404 of the Sarbanes-Oxley Act ("SOX").

   In August and September of 2004, we entered into three variable-to-fixed interest rate swap agreements. The swap agreements did not qualify for hedge accounting and accordingly, we are reporting the mark-to-market change in the fair value of the interest rate derivatives currently in earnings. For the three months ended September 30, 2004 we recognized a non-cash charge for a decrease in the fair value of the derivative positions of $1.4 million. For additional information see Note 8 in the notes to the unaudited consolidated condensed financial statements.

    On September 2, 2004, we issued $150.0 million of Senior Floating Rate Notes and concurrently repurchased $80.0 million of our 10.125% Senior Notes at a premium. Total charges expensed during the quarter were $8.2 million consisting of the 6.54 percent premium on the repurchase of the 10.125% Senior Notes, the write-off of the previously capitalized debt issuance costs associated with the repurchase of the 10.125% Senior Notes and the repayment of the delay draw Term Loan, and for legal and other fees. The $8.2 million charge was recorded as extinguishment of debt in the statement of operations.

     Income tax expense from operations consists of foreign tax expense of $4.5 million for the third quarter of 2004 as compared to foreign tax expense of $2.9 million for the third quarter of 2003. The increase in taxes was primarily due to a decrease in tax deductible expenses for Papua New Guinea in current and prior years. For the third quarter of 2004 and 2003, we incurred a net loss, however, no additional deferred tax benefit was recognized since the sum of our deferred tax assets, principally the net operating loss carryforwards, exceeds the deferred tax liabilities, principally the excess of tax depreciation over book depreciation. This additional deferred tax asset was fully reserved through a valuation allowance in both the third quarter of 2004 and 2003.

Analysis of Discontinued Operations

                                                                     Three Months Ended September 30,
                                                                    ----------------------------------
                                                                         2004                2003
                                                                    ---------------    ---------------
                                                                            (Dollars in Thousands)

U.S. jackup and platform drilling revenues                          $         7,187    $        13,108
                                                                    ===============    ===============
U.S. jackup and platform drilling gross margin (1)                  $         1,416    $         2,047
Depreciation and amortization (2)                                              --                   80
Loss on disposition of assets, net of impairment                                (57)              --
                                                                    ---------------    ---------------
Income (loss) from discontinued operations                          $         1,359    $         2,127
                                                                    ===============    ===============


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

                                        Three Months Ended September 30,
                                        --------------------------------
                                             2004              2003
                                        --------------    --------------
U.S. Jackup and Platform Drilling            (Dollars in Thousands)
---------------------------------
Operating income                        $        1,416    $        2,127
Depreciation and amortization                     --                 (80)
                                        --------------    --------------
Drilling gross margin                   $        1,416    $        2,047
                                        ==============    ==============



(2) Depreciation and amortization - in accordance with SFAS No. 144, we ceased to record depreciation expense related to the discontinued operations effective June 30, 2003.

     On August 2, 2004, we sold five jackup rigs and four platform rigs for net proceeds of $39.3 million. No gain or loss was recorded on the sale. Jackup rig 25 was excluded from the sale. See the Outlook and Overview and Note 4 in the notes to unaudited consolidated condensed financial statements.

     U. S. jackup and platform drilling revenues decreased $5.9 million to $7.2 million during the current quarter as compared to the third quarter of 2003. Revenues decreased as a result of the sale of all but one jackup rig in early August as noted above. Jackup rig 25 worked throughout the third quarter and has experienced an increase in dayrates. As of October 31, 2004, jackup rig 25 is on a dayrate approximating $30,000.

Nine Months Ended September 30, 2004 Compared with the Nine Months Ended September 30, 2003

      We recorded a net loss of $41.8 million for the nine months ended September 30, 2004, including income of $6.6 million attributed to discontinued operations, as compared to a net loss of $97.3 million for the nine months ended September 30, 2003 which includes a loss of $60.0 million attributed to discontinued operations. The loss from continuing operations for the current nine month period was $48.4 million compared to a loss of $37.3 million for the nine months ended September 30, 2003.

      The net loss of $41.8 million for the nine months ended September 30, 2004 is $1.4 million more than the $40.5 million net loss reported in our earnings release dated November 2, 2004. Subsequent to the earnings release it was determined that we had a mark-to-market decrease in the fair value of certain interest rate swap agreements. For additional information see Note 8 in the notes to the unaudited consolidated condensed financial statements.

      As explained in detail in Note 4 in the notes to unaudited consolidated condensed financial statements, in June 2003 the board of directors approved a plan to sell the U.S. jackup and platform drilling operations and the Latin America operations which resulted in a re-classification of these assets to discontinued operations at the time. After management determined to market the Latin American assets in Mexico we were awarded a five-rig contract and a two-rig contract in Mexico. As a result of this contract and GAAP requirements, the seven land rigs contracted in Mexico and the remaining nine land rigs in the Latin America region were reclassified from discontinued operations to continuing operations effective May 1, 2004 and June 30, 2004, respectively. Reclassifications have been made to reflect the Latin America operations from discontinued operations to continuing operations for the three and nine months ended September 30, 2004 and 2003. With respect to the U.S. jackup and platform drilling operations, five jackup and four platform drilling rigs were sold on August 2, 2004, for net proceeds of $39.3 million. No gain or loss was recorded on the sale. As of September 30, 2004, only one rig remains in discontinued operations, jackup rig 25, which is the subject of pending negotiations.

     The analysis below reflects these reclassifications, beginning with an analysis of the continuing operations followed by a discussion of discontinued operations.

                                                                                    Nine Months Ended September 30,
                                                                   ------------------------------------------------------------
                                                                               2004                             2003
                                                                   ----------------------------     ---------------------------
Drilling and rental revenues:                                                        (Dollars in Thousands)
  U.S. drilling                                                    $     63,209              23%    $     49,593             20%
  International drilling                                                156,238              59%         157,094             64%
  Rental tools                                                           47,278              18%          40,366             16%
                                                                   ------------    ------------     ------------   ------------
Total drilling and rental revenues                                 $    266,725             100%    $    247,053            100%
                                                                   ============    ============     ============   ============

Drilling and rental operating income:
  U.S. drilling gross margin (1)                                   $     24,613              39%    $     12,127             24%
  International drilling gross margin (1)                                34,020              22%          45,696             29%
  Rental tools gross margin (1)                                          27,395              58%          23,498             58%
  Depreciation and amortization                                         (50,599)                         (56,580)
                                                                   ------------                     ------------
Total drilling and rental operating income (2)                           35,429                           24,741

  Net construction contract operating income                               --                              2,000
  General and administrative expense                                    (17,958)                         (14,485)
  Provision for reduction in carrying value of certain assets            (6,558)                            --
  Gain on disposition of assets, net                                      1,402                            1,344
                                                                   ------------                     ------------
Total operating income                                             $     12,315                     $     13,600
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

                                                                         International
                                                      U.S. Drilling        Drilling          Rental Tools
                                                     ---------------    ---------------   ---------------
  Nine Months Ended September 30, 2004                              (Dollars in Thousands)
---------------------------------------
Drilling and rental operating income                 $        10,594    $         7,963   $        16,872
Depreciation and amortization                                 14,019             26,057            10,523
                                                     ---------------    ---------------   ---------------
Drilling and rental gross margin                     $        24,613    $        34,020   $        27,395
                                                     ===============    ===============   ===============

  Nine Months Ended September 30, 2003
----------------------------------------
Drilling and rental operating income (loss)          $        (2,840)   $        14,141   $        13,440
Depreciation and amortization                                 14,967             31,555            10,058
                                                     ---------------    ---------------   ---------------
Drilling and rental gross margin                     $        12,127    $        45,696   $        23,498
                                                     ===============    ===============   ===============



(2) Drilling and rental operating income - drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.

U.S. Drilling Segment

     The U.S. drilling segment, consisting of 20 barge rigs, experienced increases in both rig utilization and dayrates during the first nine months of 2004. As a result, revenues increased $13.6 million to $63.2 million during 2004 as compared to 2003 despite the reduction of two barge rigs from the U.S. Gulf of Mexico market. Barge rig utilization increased from 49 percent to 61 percent and dayrates increased approximately 10 percent.

     Gross margins in the U.S. drilling segment increased $12.5 million to $24.6 million. Gross margins were positively impacted by the increased utilization and dayrates. We have continued to maintain tight control over our expenses and as a result expenses increased at a slower rate than revenues positively impacting gross margin. Gross margin percentage increased from 24 percent during the first nine months of 2003 to 39 percent during 2004.

International Drilling Segment

      International drilling revenues decreased $0.9 million to $156.2 million during the current nine month period as compared to 2003. Our international land drilling revenues increased $33.6 million offset by a decrease of $34.5 million in our international offshore drilling operations. The international land drilling increase is primarily attributed to new drilling operations in Turkmenistan, where the second rig of a two-rig contract commenced operations in March 2004; Bangladesh, where rig 255 earned revenue through the end of October 2004; Sakhalin Island, where we continue to provide drilling services under a labor and management contract; and Mexico, where all seven rigs which began mobilizing during the second quarter and were working as of the end of the third quarter, all of which contributed a $34.4 million increase in revenues during the first nine months of 2004. In addition, our third rig in New Zealand returned to drilling operations and one TCO-owned rig resumed operations in late 2003 and worked through June 25, 2004, which together, contributed $7.6 million to the increase in revenues. Latin America revenues declined $7.7 million primarily attributable to Bolivia where, no rigs worked during 2004, and Peru, where rig 228 received a standby rate beginning in the second quarter of 2004. Rig 228 is expected to remain on standby through the remainder of 2004 and return to a full dayrate in mid 2005. Operating expenses for the international land operations were consistent with the increase in revenues. Gross margin percentage for the nine months ended September 30, 2004 increased to 32 percent from 30 percent as compared to the first nine months of 2003.

      International offshore revenues decreased $34.5 million during the nine months ended 2004 as compared to 2003. The decrease in revenues is attributed to our Caspian Sea operation and our operations in Nigeria. In the Caspian Sea, our arctic-class barge rig 257 completed its initial four-year contract in November 2003, and was then demobilized to the Caspian Sea port of Bautino in February 2004 where it is presently stacked pending further operations. We have recently received confirmation of a new contract for up to two years, and we anticipate that drilling operations could resume late in the fourth quarter. Our barge operations in Nigeria have been negatively impacted by continued community unrest. Barge rig 74 has been evacuated since sustaining substantial damage due to community unrest in March 2003. Rig 74 was on a standby rate, approximating 45 percent of the full dayrate, from April 2003 through early March 2004. For the nine month period of 2004, two of the four barge rigs were on dayrates through May as compared to three barge rigs on full dayrate during the first nine months of 2003. We signed a new three-year contract for rig 75 which re-commenced drilling operations during the last week in September. During the second quarter of 2004, a deep drilling barge rig was moved from the U.S. Gulf of Mexico market to the international Mexico market to drill in Macuspana Basin. The barge rig began operations in June 2004 and contributed revenues of $2.8 million for the current nine month period. The significant decrease in international offshore revenues, resulted in negative gross margins for the current period. In addition, during the second quarter Nigerian tax authorities assessed our Nigerian subsidiary additional VAT, resulting in an accrual of $2.3 million during the second quarter. In October 2004, the Kazakhstan courts confirmed the settlement for duties and taxes assessed by the Mangistau Customs Control in connection with the temporary import status of barge rig 257, resulting in a charge of $2.1 million which was accrued in September. The cash impact of the settlement was $3.9 million, but we expect that approximately $1.8 million of that amount will be recaptured through reduced VAT payments over the next six months. The settlement will release all claims of the Kazakhstan customs authorities over rig 257 and our bank accounts. Gross margin percentage for the first nine months of 2004 was negative as compared to 28 percent for the nine months ended September 30, 2003. In addition to the reduction in revenues, the costs to stack barge rig 257 and retain limited personnel to maintain the rig approximate $1.0 million per quarter.

Rental Tools Segment

     Rental tools revenues increased $6.9 million to $47.3 million during the first nine months of 2004 as compared to 2003. Revenues increased $1.1 million from the New Iberia, Louisiana operations, increased $1.3 million from the Victoria, Texas operations, increased $2.8 million from the Odessa, Texas operations and increased $1.7 million from its operations in Evanston, Wyoming. All locations experienced increased customer demand and an expansion in the customer base. Revenues were negatively impacted during the third quarter of 2004 by approximately $0.5 million as the result of lost revenues from Hurricane Ivan. Rental tools gross margins increased $3.9 million to $27.4 million for the current nine month period as compared to 2003. Gross margin percentage remained stable between the periods at 58 percent, as both revenues and operating expenses increased approximately 18 percent.

Other Financial Data

     Depreciation and amortization expense decreased $6.0 million in 2004 as compared to 2003. The decrease is primarily attributable to the classification of the Latin America land rigs and the U.S. jackup and platform drilling operations as discontinued operations beginning in July 2003. While the rigs were classified as discontinued operations no depreciation was recorded. Seven of these Latin America rigs were moved to continuing operations in May 2004 at which time we resumed recording depreciation. The remaining nine land rigs were moved to continuing operations effective June 30, 2004 and we resumed depreciation in July 2004. All 16 Latin America land rigs and the U.S. jackup and platform drilling operations recorded depreciation during the six months ended June 30, 2003.

     During the second quarter of 2004, we recognized $6.6 million in provision for reduction in carrying value of certain assets. Of this provision, $5.1 million is the result of valuing the Latin America land rigs at the lower of net book value or fair value. GAAP requires that an operation reclassified from discontinued operations to continuing operations shall be measured at the lower of its (a) carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used, or (b) fair value at the date of the subsequent decision not to sell. The $5.1 million represents the depreciation that would have been recognized had the assets been continuously classified as held and used. In addition, we reserved $1.5 million for an asset representing premiums paid in prior years on two split dollar life insurance policies for Robert L. Parker. The value of the asset was reduced to the cash surrender value of the insurance policies.

     General and administrative expense increased approximately $3.5 million to $18.0 million for the nine months ended September 30, 2004. Approximately $1.4 million of the increase relates to severance costs agreement for our former chief operating officer. We accrued, during the second quarter, $1.1 million in severance pay and the remainder related to the expensing of outstanding stock options and other benefits. During the first quarter of 2004, we incurred an expense of $1.0 million related to the vesting of restricted shares and our portion of the FICA tax expense on those restricted shares. The restricted shares were granted in July 2003 and were scheduled to vest over seven years, but included an accelerated vesting feature based on stock performance goals. In accordance with the accelerated vesting feature, 50 percent of the grant vested in March 2004 based on meeting the initial stock performance goal of $3.50 per share for 30 consecutive days. The remaining 50 percent of the grant will vest when our stock price has equaled or exceeded $5.00 per share for 30 consecutive days, or at the end of the seven-year period. During the current year, we have incurred approximately $1.5 million related to the documentation and testing for compliance with SOX.

     In August and September of 2004, we entered into three variable-to-fixed interest rate swap agreements. The swap agreements did not qualify for hedge accounting and accordingly, we are reporting the mark-to-market change in the fair value of the interest rate derivatives in current earnings. For the nine months ended September 30, 2004 we recognized a non-cash decrease in the fair value of the derivative positions of $1.4 million. For additional information see Note 8 in the notes to the unaudited consolidated condensed financial statements.

     Loss on extinguishment of debt increased $8.7 million during 2004 as compared to 2003. On September 2, 2004 we issued $150.0 million of Senior Floating Rate Notes. Concurrent with the issuance we repurchased $80.0 million of our 10.125% Senior Notes at a premium. Total charges expensed during the quarter were $8.2 million consisting of the 6.54 percent premium on the repurchase, the write-off of the debt issuance costs associated with the debt paid down, and for legal and other fees. The $8.2 million charge was recorded as extinguishment of debt in the statement of operations. During the second quarter of 2004, we repurchased $30.3 million of our 5.5% Convertible Subordinated Notes at a premium of $0.3 million. In conjunction with our refinancing of a portion of our debt in 2003, we incurred and recognized $5.3 million of costs during the fourth quarter of 2003 related to the retirement of our 9.75% Senior Notes. During the first quarter of 2004, an additional $0.3 million was recognized as loss on extinguishment of debt related to this retirement of debt.

     Income tax expense from operations consists of foreign tax expense of $12.0 million for the current nine month period as compared to foreign tax expense of $11.7 million for the nine months ended September 30, 2003. The increase in foreign taxes was due to a decrease in tax deductible expenses for Papua New Guinea in current and prior years offset by a reduction in taxes due to a tax rate change in China, a change in our operating structure in Kuwait along with a decrease in the barge operations in Nigeria. For the first nine months of 2004 and 2003 we incurred a net loss, however, no additional deferred tax benefit was recognized since the sum of our deferred tax assets, principally the net operating loss carryforwards, exceeds the deferred tax liabilities, principally the excess of tax depreciation over book depreciation. This additional deferred tax asset was fully reserved through a valuation allowance in both the first nine months of 2004 and 2003.

Analysis of Discontinued Operations

                                                                      Nine Months Ended September 30,
                                                                  --------------------------------------
                                                                        2004                    2003
                                                                  ----------------        --------------
                                                                         (Dollars in Thousands)
U.S. jackup and platform drilling revenues                        $         31,445        $       35,428
                                                                  ================        ==============
U.S. jackup and platform drilling gross margin (1)                $          6,694        $        3,586
Depreciation and amortization (2)                                             --                  (9,817)
Loss on disposition of assets, net of impairment                             (108)               (53,768)
                                                                  ----------------        --------------
Income (loss) from discontinued operations                        $          6,586        $      (59,999)
                                                                  ================        ==============

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


                                                                      Nine Months Ended September 30,
                                                                  --------------------------------------
                                                                         2004                  2003
                                                                  ----------------        --------------
        U.S. Jackup and Platform Drilling                                (Dollars in Thousands)
----------------------------------------------------
Operating income (loss)                                           $          6,694        $       (6,231)
Depreciation and amortization                                                 --                   9,817
                                                                  ----------------        --------------
Drilling gross margin                                             $          6,694        $        3,586
                                                                  ================        ==============


(2) Depreciation and amortization - in accordance with SFAS No. 144, we ceased to record depreciation expense related to the discontinued operations effective June 30, 2003.

     On August 2, 2004, we sold five jackup rigs and four platform rigs for net proceeds of $39.3 million. No gain or loss was recorded on the sale. Jackup rig 25 was excluded from the sale. See Note 4 in the notes to unaudited consolidated condensed financial statements.

     Jackup and platform drilling rig revenues decreased $4.0 million to $31.4 million for the nine months ended September 30, 2004 as compared to 2003. Revenues and gross margins were negatively impacted by the sale of the five jackups and four platforms during the third quarter as noted above. Jackup rig 25 continues to operate pending its ultimate disposition.

     On September 11, 2003, a malfunction of jackup rig 14 resulted in significant damage to the rig and the drilling equipment, but there were no fatalities. We received a total loss settlement of $27.0 million from insurance underwriters during March and early April 2004. The cost incurred to tow the rig to the port and pay for the damage assessment approximated $4.0 million resulting in net insurance proceeds of approximately $23.0 million. The net book value of jackup rig 14 was $17.7 million at March 31, 2004. In compliance with GAAP, we recognized the gain from the insurance proceeds in excess of the net book value of the asset. When considered separately from the original U.S. Gulf of Mexico offshore disposal group, this resulted in a gain of approximately $5.3 million from the involuntary conversion of the jackup rig. Considering the impact of the gain, we determined that the overall valuation of the U.S. Gulf of Mexico offshore group remained unchanged from that determined on June 30, 2003, as previously discussed. As a result, we recognized an additional impairment of $5.3 million which, along with the gain, was reported in discontinued operations during the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2004, we had cash and cash equivalents of $38.8 million, a decrease of $29.0 million from December 31, 2003. The primary sources of cash for the nine month period as reflected on the consolidated condensed statements of cash flows were $18.3 million provided by operating activities, $27.0 million of insurance proceeds, and $50.0 million of proceeds from the disposition of assets and marketable securities. The primary uses of cash for the nine month period ended September 30, 2004 were $34.8 million for capital expenditures and $89.5 million for financing activities. Major capital expenditures for the period included $9.4 million to refurbish rigs for work in Mexico, $1.8 million to refurbish barge rig 76 for ultra-deep drilling in the shallow waters of the Gulf of Mexico and $9.4 million for tubulars and other rental tools for Quail Tools. Our financing activities include a reduction in debt of $90.2 million, net of premium and are further detailed in a subsequent paragraph.

     As of September 30, 2003, we had cash and cash equivalents of $81.4 million, an increase of $29.4 million from December 31, 2002. The primary sources of cash for the nine-month period as reflected on the consolidated condensed statement of cash flows were $68.2 million provided by operating activities and $5.1 million from the disposition of equipment. The primary uses of cash for the nine-month period ended September 30, 2003 were $23.8 million for capital expenditures and $20.1 million for repayment of debt. We used $14.5 million cash to purchase $14.8 million face value of its outstanding convertible subordinated notes on the open market in May 2003. Major capital expenditures during the nine-month period included purchases of drill pipe and tubulars by Quail Tools.

     In October 2003, we refinanced a portion of our then existing debt by issuing $175.0 million of new 9.625% Senior Notes due 2013 and replaced our senior credit facility with a $150.0 million senior credit agreement. The senior credit agreement consists of a four-year $100.0 million delayed draw Term Loan facility and a three-year $50.0 million revolving credit facility that are secured by certain drilling rigs, rental tools equipment, accounts receivable and substantially all of the stock of the subsidiaries, and contains customary affirmative and negative covenants. The proceeds of the new 9.625% Senior Notes, plus an initial draw of $50.0 million under the Term Loan facility, were used to retire $184.3 million of the 9.75% Senior Notes due 2006 that had been tendered pursuant to a tender offer dated September 24, 2003. The balance of the proceeds from the new Senior Notes and the initial draw down under the Term Loan facility were used to retire the remaining $29.9 million of 9.75% Senior Notes that were not tendered. We redeemed the remaining 9.75% Senior Notes on November 15, 2003 at a redemption price of 101.625 percent.

     On July 30, 2004 we borrowed the remaining $50.0 million on our delay draw Term Loan portion of our credit facility. Those funds, along with existing cash, were used to retire the existing $64.4 million of our 5.5% Convertible Subordinated Notes on August 2, 2004. On the same day, August 2, 2004, we received proceeds from the sale of our five jackup rigs and four platform rigs and paid down $25.0 million of the delay draw Term Loan. On August 5, 2004, we paid an additional $5.0 million on the delay draw Term Loan with proceeds from the sale of our New Iberia facilities, leaving an outstanding balance of $70.0 million on the delay draw Term Loan.

     In September 2004, we refinanced a portion of our existing debt by issuing $150.0 million of Senior Floating Rate Notes due 2010. Proceeds were used to pay off the $70.0 million outstanding balance of our delay draw Term Loan and to retire $80.0 million of the 10.125% Senior Notes due 2009 that were purchased pursuant to a tender offer dated August 6, 2004. Cash costs associated with the transaction totaled $9.7 million and were paid from existing cash. Cash costs included an early tender premium of 2.0 percent and a tender offer consideration of 104.54 percent on the $80.0 million tendered 10.125% Senior Notes, as well as underwriting, legal and other fees associated with the issuance of $150.0 million Senior Floating Rate Notes.

     The revolving credit facility is available for working capital requirements, general corporate purposes and to support letters of credit. Availability under the revolving credit facility is subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tools equipment. As of September 30, 2004, the borrowing base was $48.3 million, of which none had been drawn down, and $15.3 million had been reserved for letters of credit, resulting in available revolving credit of $33.0 million.

     We had total long-term debt of $481.1 million, including the current portion, as of September 30, 2004. The long-term debt included:

     o $156.0 million aggregate principal amount of 10.125% Senior Notes, which are due November 15, 2009;

     o $150.0 million aggregate principal amount of Senior Floating Rate Notes bearing interest at a rate of LIBOR plus 4.75%, which are due September 1, 2010;

     o $175.0 million aggregate principal amount of 9.625% Senior Notes, which are due October 1, 2013; and

     o  $0.1 million capital lease.

     As of September 30, 2004, we had approximately $71.8 million of liquidity. This liquidity was comprised of $38.8 million of cash on hand and $33.0 million of availability under the revolving credit.

     The following table summarizes our future contractual cash obligations as of September 30, 2004.

                                                     Less than                                More than
                                         Total        1 Year     Years 2 - 3   Years 4 - 5     5 Years
                                      ----------    ----------   -----------   -----------    ----------
                                                          (Dollars in Thousands)

Contractual cash obligations:
  Long-term debt - principal (1)      $  480,608    $     --      $     --      $     --      $  480,608
  Long-term debt - interest (1)          306,841        42,944        90,723        91,688        81,486
  Operating and capital leases (2)        17,383         6,658         7,589         3,136          --
                                      ----------    ----------    ----------    ----------    ----------
Total contractual obligations         $  804,832    $   49,602    $   98,312    $   94,824    $  562,094
                                      ==========    ==========    ==========    ==========    ==========
Commercial commitments:
  Revolving credit facility (3)       $     --      $     --      $     --      $     --      $     --
  Standby letters of credit (3)           15,310        15,310          --            --            --
                                      ----------    ----------    ----------    ----------    ----------
Total commercial commitments          $   15,310    $   15,310    $     --      $     --      $     --
                                      ==========    ==========    ==========    ==========    ==========

(1) Long-term debt includes the principal and interest cash obligations of the 9.625% Senior Notes, the 10.125% Senior Notes, the Senior Floating Rate Notes and the capital leases. The unamortized premiums of $0.4 million at September 30, 2004 related to the 10.125% Senior Notes are not included in the contractual cash obligations schedule. All interest on the Senior Floating Rate Notes has been hedged through the first two years resulting in an average interest rate of 7.6%. Beginning September 1, 2006, one-third of the principal balance will become floating and in each of the following two years another one-third of the principal balance becomes floating. For this table, the highest interest rate currently hedged is used in calculating the interest on future floating rate periods

(2) Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3) We have a $50.0 million revolving credit facility. As of September 30, 2004 we had a borrowing base of $48.3 million, of which none has been drawn down, but $15.3 million of availability has been used to support letters of credit that have been issued, resulting in $33.0 million availability. The revolving credit facility expires in October 2006.

     We do not have any unconsolidated special-purpose entities, off-balance-sheet financing arrangements or guarantees of third-party financial obligations. We have no energy or commodity contracts.

OTHER MATTERS

Critical Accounting Policies

    We follow SFAS No. 133 "Accounting for Derivative Instruments and
Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 established accounting and disclosure requirements for most derivative instruments and hedge transactions involving derivatives. SFAS No. 133 also requires formal documentation procedures for hedging relationships and effectiveness testing when hedge accounting is to be applied.

    In August and September 2004, we entered into three variable-to-fixed interest rate swap agreements to reduce our cash flow exposure to increases in interest rates on our floating rate debt. The interest rate swap agreements provide us with interest rate protection on the $150.0 million Senior Floating Rate Notes due 2010.

    We did not elect to pursue hedge accounting for the interest rate swap agreements, which were executed to provide the economic hedge against cash flow variability on the floating rate notes. We assessed the key characteristics of the interest rate swap agreements and the notes and determined that the hedging relationship would not be highly effective. This ineffectiveness is caused by the existence of embedded written call options in the interest rate swap agreements and not in the notes. Accordingly, we will recognize the volatility of the swap agreements on a mark-to-market basis in the statement of operations. For the three months ended September 30, 2004, we recognized a non-cash decrease in fair value of the interest rate derivatives of $1.4 million. This non-cash expense is reported in the statements of operations as "Changes in fair value of derivative positions". The non-cash decrease in fair value is reported in the balance sheets as "Other long-term liabilities". For additional information see
Note 8 in the notes to the unaudited consolidated condensed financial statements.

    The fair market value adjustment of these swap agreements will generally fluctuate based on the implied forward interest rate curve for the 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest swap agreements will decrease and we will record an additional charge. If the implied forward interest rate curve increases, the fair market value of the interest swap agreements will increase, and we will record income. We will analyze the position of the swap agreements on a quarterly basis and record the mark-to-market impact based on the analysis.

Corporate Governance and Internal Controls Reporting Requirements

    We are required to comply with new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the Securities and Exchange Commission, the Public Company Accounting Oversight Board, and the New York Stock Exchange. As a part of these requirements, we must include management and auditor reports on the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for the year ended December 31, 2004, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. We are in the process of evaluating our control structure to ensure that it will be able to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm has been reviewing management's on-going assessment of internal controls and testing the design and operating effectiveness of our internal control over financial reporting. We have not identified any material weakness in internal control over financial reporting based on our progress to date. However, until completion of management's assessment and final testing by our independent registered public accounting firm at year-end, assurance to that effect cannot be provided. Identification of any material weakness could materially affect our financial condition and the value of our securities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company uses derivative instruments to manage risks associated with interest rate fluctuations in connection with its $150.0 million Senior Floating Rate Notes. Derivative instruments, which consist of three variable-to-fixed interest rate swaps, do not meet the hedge criteria in SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and are therefore not designated as hedges. Accordingly, the change in the fair value of the interest rate swaps is recognized in earnings.

     As of September 30, 2004, the Company had the following derivative instruments outstanding related to its interest rate swaps:


     Swap             Effective           Termination     Notional         Floating          Fixed      Fair
   Agreement             Date                Date          Amount            Rate             Rate      Value
---------------   -----------------   -----------------   --------   ---------------------   -----     -------
                                                     (Dollars in Thousands)
       1          December 1, 2004    March 1, 2005       $150,000   Three-month LIBOR        6.54%    $     4
                                                                     plus 475 basis points

       1          March 1, 2005       September 1, 2005   $100,000   Three-month LIBOR        7.08%         --
                                                                     plus 475 basis points

       1          March 1, 2005       September 1, 2006   $ 50,000   Three-month LIBOR        7.60%         --
                                                                     plus 475 basis points

       2          September 1, 2005   September 2, 2008   $ 50,000   Three-month LIBOR        8.83%       (837)
                                                                     plus 475 basis points

       3          September 1, 2005   September 4, 2007   $ 50,000   Three-month LIBOR        8.48%       (547)
                                                                     plus 475 basis points             -------
                                                                                                       $(1,380)
                                                                                                       =======


     At September 30, 2004, the Company had derivative liabilities of $1.4 million, which are included in other long-term liabilities.

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

     Internal Control Over Financial Reporting - There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the third quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K PENDING UPDATE

   (a)      Exhibits:
            The following exhibits are filed as a part of this report:

   Exhibit
   Number              Description
   ------------        ---------------------------------------------------------

   15                  Letter re Unaudited Interim Financial Information

   31.1                Section 302 Certification - Chief Executive Officer

   31.2                Section 302 Certification - Chief Financial Officer

   32.1                Section 906 Certification - Chief Executive Officer

   32.2                Section 906 Certification - Chief Financial Officer

   (b)                 Reports on Form 8-K:

                       We filed a Form 8-K on August 6, 2004, announcing our intent to pursue a private offering of Senior Notes.

                       We filed a Form 8-K on August 13, 2004, filing our press release announcing our proposed private offering of $150.0 million of Senior Floating Rate Notes.

                       We filed a Form 8-K on August 13, 2004, restating our consolidated financial statements for each of the three years in the period ended December 31, 2003 to reflect the reclassification of our Latin America assets from discontinued operations to continuing operations.

                       We filed a Form 8-K on August 18, 2004, announcing the sale of $150.0 million Senior Floating Rate Notes due 2010.

                       We filed a Form 8-K on September 2, 2004, giving notification that certain subsidiaries of the Company were named in several lawsuits along with numerous other defendants alleging claims involving asbestos.

                       We filed a Form 8-K on September 8, 2004, announcing the signing of an indenture agreement and a registration rights agreement.

                       We filed a Form 8-K on October 22, 2004, announcing our third quarter September 30, 2004 conference call and third quarter earnings guidance.

                       We filed a Form 8-K on November 2, 2004, announcing our operating results for the quarter ended September 30, 2004.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Parker Drilling Company

                                               Registrant



Date:  November 8, 2004


                                           By:  /s/ James W. Whalen
                                                --------------------------------
                                                James W. Whalen
                                                Senior Vice President and
                                                Chief Financial Officer



                                           By:  /s/ W. Kirk Brassfield
                                                --------------------------------
                                                W. Kirk Brassfield
                                                Vice President and Controller

                        INDEX TO EXHIBITS
Exhibit
Number
                               Description
--------------          -------------------------------------------------------

15                      Letter re Unaudited Interim Financial Information

31.1                    Section 302 Certification - Chief Executive Officer

31.2                    Section 302 Certification - Chief Financial Officer

32.1                    Section 906 Certification - Chief Executive Officer

32.2                    Section 906 Certification - Chief Financial Officer