Form 10-Q
period 2005-03-31
PARKER DRILLING CO /DE/
filed 2005-05-09
CIK 76321

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                            ------------------------


(MARK ONE)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                    For The Quarterly Period Ended MARCH 31, 2005

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


                                 (281) 406-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

     As of April 29, 2005, 95,736,265 common shares were outstanding.


================================================================================

                             PARKER DRILLING COMPANY

                                      INDEX


                                                                                                       Page No.
                                                                                                     -------------
Part I.         Financial Information

                Item 1.  Financial Statements                                                             2

                Consolidated Condensed Balance Sheets (Unaudited)
                March 31, 2005 and December 31, 2004                                                      2

                Consolidated Condensed Statements of Operations (Unaudited)
                Three Months Ended March 31, 2005 and 2004                                                3

                Consolidated Condensed Statements of Cash Flows (Unaudited)
                Three Months Ended March 31, 2005 and 2004                                                4

                Notes to the Unaudited Consolidated Condensed Financial Statements                      5 - 16

                Report of Independent Registered Public Accounting Firm                                   17

                Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                       18

                Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       26

                Item 4.  Controls and Procedures                                                          26

Part II.        Other Information                                                                         27

                Item 1.  Legal Proceedings                                                                27

                Item 2.  Changes in Securities, Use of Proceeds and
                Issuer Purchases of Equity Securities                                                     27

                Item 3.  Defaults Upon Senior Securities                                                  27

                Item 4.  Submission of Matters to a Vote of Security Holders                              27

                Item 5.  Other Information                                                                28

                Item 6.  Exhibits                                                                         28

                Signatures                                                                                29

                Officer Certifications

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                     March 31,         December 31,
                                                                       2005                2004
                                                                   ------------        ------------
                                      ASSETS
Current assets:
   Cash and cash equivalents                                       $     66,265        $     44,267
   Accounts and notes receivable, net                                   104,545              99,315
   Rig materials and supplies                                            20,210              19,206
   Deferred costs                                                        11,297              13,546
   Other current assets                                                  12,572               9,818
                                                                   ------------        ------------
           Total current assets                                         214,889             186,152
                                                                   ------------        ------------
Property, plant and equipment less
   accumulated depreciation and amortization of
   $618,232 at March 31, 2005 and $610,485 at
   December 31, 2004                                                    377,457             382,824

Assets held for sale                                                      2,322              23,665

Goodwill                                                                107,606             107,606

Other noncurrent assets                                                  24,207              26,343
                                                                   ------------        ------------

                 Total assets                                      $    726,481        $    726,590
                                                                   ============        ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                               $        -          $         24
   Accounts payable and accrued liabilities                              93,155              72,625
   Accrued income taxes                                                  15,891              14,704
                                                                   ------------        ------------
           Total current liabilities                                    109,046              87,353
                                                                   ------------        ------------
Long-term debt                                                          455,951             481,039
Other long-term liabilities                                               6,013               9,281
Contingency (Note 8)                                                        -                   -

Stockholders' equity:
   Common stock                                                          15,942              15,833
   Capital in excess of par value                                       443,233             441,085
   Unamortized restricted stock plan compensation                          (350)               (718)
   Accumulated deficit                                                 (303,354)           (307,283)
                                                                   ------------        ------------
           Total stockholders' equity                                   155,471             148,917
                                                                   ------------        ------------
                 Total liabilities and stockholders' equity        $    726,481        $    726,590
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
                                   (Unaudited)


                                                                     Three Months Ended March 31,
                                                                   --------------------------------
                                                                       2005                2004
                                                                   ------------        ------------
Drilling and rental revenues:
   U.S. drilling                                                   $     27,117        $     19,759
   International drilling                                                72,172              56,037
   Rental tools                                                          20,954              15,103
                                                                   ------------        ------------
Total drilling and rental revenues                                      120,243              90,899
                                                                   ------------        ------------

Drilling and rental operating expenses:
   U.S. drilling                                                         14,388              12,691
   International drilling                                                55,803              39,891
   Rental tools                                                           8,185               6,613
   Depreciation and amortization                                         16,876              16,249
                                                                   ------------        ------------
Total drilling and rental operating expenses                             95,252              75,444
                                                                   ------------        ------------
Drilling and rental operating income                                     24,991              15,455
                                                                   ------------        ------------
General and administration expense                                       (6,976)             (6,042)
Gain on disposition of assets, net                                          552                 723
                                                                   ------------        ------------
Total operating income                                                   18,567              10,136
                                                                   ------------        ------------
Other income and (expense):
   Interest expense                                                     (11,056)            (13,407)
   Changes in fair value of derivative positions                          1,607                 -
   Interest income                                                          238                 249
   Loss on extinguishment of debt                                        (1,429)               (316)
   Minority interest                                                        769                (290)
   Other                                                                     (6)                 83
                                                                   ------------        ------------
Total other income and (expense)                                         (9,877)            (13,681)
                                                                   ------------        ------------
Income (loss) before income taxes                                         8,690              (3,545)

Income tax expense                                                        4,852               4,049
                                                                   ------------        ------------
Income (loss) from continuing operations                                  3,838              (7,594)

Discontinued operations                                                      91               2,730
                                                                   ------------        ------------
Net income (loss)                                                  $      3,929        $     (4,864)
                                                                   ============        ============
Basic earnings (loss) per share:
   Income (loss) from continuing operations                        $       0.04        $      (0.08)
   Discontinued operations                                         $        -          $       0.03
   Net income (loss)                                               $       0.04        $      (0.05)

Diluted earnings (loss) per share:
   Income (loss) from continuing operations                        $       0.04        $      (0.08)
   Discontinued operations                                         $        -          $       0.03
   Net income (loss)                                               $       0.04        $      (0.05)

Number of common shares used in computing
   earnings per share:
   Basic                                                             94,948,637          93,594,900
   Diluted                                                           96,145,661          93,594,900



                    See accompanying notes to the unaudited consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                     Three Months Ended March 31,
                                                                   --------------------------------
                                                                       2005                2004
                                                                   ------------        ------------
Cash flows from operating activities:
   Net income (loss)                                               $      3,929        $     (4,864)
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
      Depreciation and amortization                                      16,876              16,249
      Gain on disposition of assets                                        (552)               (723)
      Expenses not requiring cash                                         1,523               2,197
      Discontinued operations                                                14                (879)
      Change in operating assets and liabilities                         12,893               8,687
                                                                   ------------        ------------
   Net cash provided by operating activities                             34,683              20,667
                                                                   ------------        ------------


Cash flows from investing activities:
   Capital expenditures                                                 (12,606)             (5,323)
   Proceeds from the sale of assets                                      22,991               1,310
   Proceeds from insurance settlement                                       -                24,300
                                                                   ------------        ------------
   Net cash provided by investing activities                             10,385              20,287
                                                                   ------------        ------------

Cash flows from financing activities:
   Principal payments under debt obligations                            (25,024)            (15,423)
   Proceeds from stock options exercised                                  1,954                 250
                                                                   ------------        ------------
   Net cash used in financing activities                                (23,070)            (15,173)
                                                                   ------------        ------------

Net increase in cash and cash equivalents                                21,998              25,781

Cash and cash equivalents at beginning of year                           44,267              67,765
                                                                   ------------        ------------

Cash and cash equivalents at end of period                         $     66,265        $     93,546
                                                                   ============        ============

Supplemental cash flow information:
   Interest paid                                                   $      3,258        $      4,402
   Income taxes paid                                               $      2,899        $      1,607

Supplemental noncash investing activity:
   Net unrealized loss on investments available for sale           $        -          $       (156)



                     See accompanying notes to the unaudited consolidated condensed financial statements.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. General - In the opinion of the management of Parker Drilling Company (the "Company"), the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of March 31, 2005 and December 31, 2004, (2) the results of operations for the three months ended March 31, 2005 and 2004, and (3) cash flows for the three months ended March 31, 2005 and 2004. Results for the three months ended March 31, 2005 are not necessarily indicative of the results that will be realized for the year ending December 31, 2005. The financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2004.

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

     Stock-Based Compensation - Our stock-based employee compensation plans are accounted for under the recognition and measurement principles of the Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost related to stock options granted is reflected in net income (loss), as all options granted under the plan had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123 to eliminate the alternative under the original statement to account for share-based employee compensation using APB Opinion No. 25 and set the effective date for interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission ("SEC") approved a new rule for public companies that defers the effective date of SFAS No. 123R to annual periods beginning after June 15, 2005. We plan to adopt the provisions of the Statement on January 1, 2006 using the modified prospective method.

                                                                            Three Months Ended March 31,
                                                                   ------------------------------------------------
                                                                           2005                        2004
                                                                   --------------------        --------------------
                                                                   (Dollars in Thousands, Except Per Share Amounts)
     Net income (loss) as reported                                 $              3,929        $             (4,864)

     Stock-based compensation expense included in net
       income (loss) as reported                                                    876                         979

     Stock-based compensation expense determined under
       fair value method, net of tax                                               (956)                     (1,236)
                                                                   --------------------        --------------------
     Net income (loss) pro forma                                   $              3,849        $             (5,121)
                                                                   ====================        ====================

     Basic and diluted loss per share:
       Net income (loss) as reported                               $               0.04        $              (0.05)

       Net income (loss) pro forma                                 $               0.04        $              (0.05)

     Expected volatility   51.1% March 31, 2005
     Expected volatility   59.1% March 31, 2004
     Risk free rate        3.38% in 2005
     Risk free rate        2.74% in 2004

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions noted above for the three months ended March 31, 2005 and 2004. We assume no dividend yield and that the expected lives of the options range from three to seven years.

2.   Earnings Per Share ("EPS")

                                                                 For the Three Months Ended March 31, 2005
                                                         -----------------------------------------------------------
                                                             Income                Shares              Per-Share
                                                           (Numerator)          (Denominator)            Amount
                                                         ---------------       ---------------       ---------------
     Basic EPS:
       Income from continuing operations                 $     3,838,000            94,948,637       $          0.04
       Discontinued operations                                    91,000                                         -
                                                         ---------------                             ---------------
       Net income                                        $     3,929,000                             $          0.04
                                                         ===============                             ===============

     Effect of dilutive securities:
       Stock options                                                 -               1,197,024                   -

     Diluted EPS:
       Income from continuing operations                 $     3,838,000            96,145,661       $          0.04
       Discontinued operations                                    91,000                                         -
                                                         ---------------                             ---------------
       Net income                                        $     3,929,000                             $          0.04
                                                         ===============                             ===============


                                                                  For the Three Months Ended March 31, 2004
                                                         -----------------------------------------------------------
                                                          Income (Loss)            Shares               Per-Share
                                                           (Numerator)          (Denominator)             Amount
                                                         ---------------       ---------------       ---------------
     Basic EPS:
       Loss from continuing operations                   $    (7,594,000)           93,594,900       $         (0.08)
       Discontinued operations                                 2,730,000                                        0.03
                                                         ---------------                             ---------------
       Net loss                                          $    (4,864,000)                            $         (0.05)
                                                         ===============                             ===============

     Diluted EPS:
       Loss from continuing operations                   $    (7,594,000)           93,594,900       $         (0.08)
       Discontinued operations                                 2,730,000                                        0.03
                                                         ---------------                             ---------------
       Net loss                                          $    (4,864,000)                            $         (0.05)
                                                         ===============                             ===============

     Options to purchase 4,285,300 shares of common stock with exercise prices ranging from $5.35 to $12.19 per share, were outstanding during the three months ended March 31, 2005, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. For the three months ended March 31, 2004, options to purchase 9,866,091 shares of common stock at prices ranging from $1.96 to $12.19 per share were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the period. As of March 31, 2004, we had outstanding $94,669,000 of 5.5% Convertible Subordinated Notes which were convertible into 6,151,332 shares of common stock at $15.39 per share. The notes were outstanding since their issuance in July 1997 but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. The 5.5% Convertible Subordinated Notes were paid off on August 2, 2004.

3. Business Segments - The primary services we provide are as follows: U.S. drilling, international drilling and rental tools. Information regarding our operations by industry segment for the three months ended March 31, 2005 and 2004 is as follows:

                                                              Three Months Ended March 31,
                                                         --------------------------------------
                                                              2005                   2004
                                                         ---------------        ---------------
                                                                 (Dollars in Thousands)
     Drilling and rental revenues:
       U.S. drilling                                     $        27,117        $        19,759
       International drilling                                     72,172                 56,037
       Rental tools                                               20,954                 15,103
                                                         ---------------        ---------------
     Total drilling and rental revenues                  $       120,243        $        90,899
                                                         ===============        ===============

     Drilling and rental operating income:
       U.S. drilling                                     $         8,093        $         2,312
       International drilling                                      7,882                  8,144
       Rental tools                                                9,016                  4,999
                                                         ---------------        ---------------
     Total drilling and rental operating income                   24,991                 15,455


     General and administrative expense                           (6,976)                (6,042)
     Gain on disposition of assets, net                              552                    723
                                                         ---------------        ---------------
     Total operating income                                       18,567                 10,136

     Interest expense                                            (11,056)               (13,407)
     Changes in fair value of derivative positions                 1,607                    -
     Loss on extinguishment of debt                               (1,429)                  (316)
     Other                                                         1,001                     42
                                                         ---------------        ---------------
     Income (loss) before income taxes                   $         8,690        $        (3,545)
                                                         ===============        ===============

4. Discontinued Operations - Discontinued operations in the first quarter of 2004 include results of operations for U.S. Gulf of Mexico offshore assets consisting of seven jackup rigs and four platform rigs. Under a plan approved by our board of directors in June 2003, nine of the rigs were sold in the third quarter of 2004 and one was sold in January 2005. Jackup rig 14 was damaged in September 2003 when it malfunctioned and became partially submerged. We received a total loss settlement of $27.0 million, of which $24.3 million was received in March 2004. The remaining $2.7 million was received in April 2004. The cost incurred to tow the rig to the port and pay for the damage assessment approximated $4.0 million resulting in net insurance proceeds of approximately $23.0 million. The net book value of jackup rig 14 was $17.7 million at March 31, 2004. In compliance with Generally Accepted Accounting Principles ("GAAP"), we were required to recognize the gain on insurance proceeds in excess of the net book value of the asset. When considered separately from the other U.S. Gulf of Mexico offshore disposal group, this resulted in a gain of approximately $5.3 million from the damage to the rig. After considering the impact of the gain, we determined that the overall valuation of the U.S. Gulf of Mexico offshore group was unchanged from the fair value assessment at June 30, 2003. As a result, we recognized an additional impairment of $5.3 million which, along with the gain, was reported in discontinued operations during the first quarter of 2004.

     The three months ended March 31, 2005, include the operations of the last jackup rig prior to its sale on January 3, 2005.

     Analysis of Discontinued Operations

                                                             Three Months Ended March 31,
                                                         -------------------------------------
                                                              2005                  2004
                                                         ---------------       ---------------
                                                                  (Dollars in Thousands)
     U.S. jackup and platform drilling revenues          $           193       $        12,399
                                                         ===============       ===============

     Income from discontinued operations                 $            91       $         2,730
                                                         ===============       ===============

5. Income Tax Expense - Income tax expense from operations consists of $4.9 million foreign tax expense for the first quarter of 2005, as compared to foreign tax expense of $4.0 million for the first quarter of 2004. The $0.9 million increase was primarily due to operations in Mexico which began in July 2004, offset by decreased taxes in Nigeria and Kazakhstan. For the first quarter of 2005, we reported net income and for the first quarter of 2004, we reported a net loss. However, no additional deferred tax benefit was recognized since the sum of our deferred tax assets, principally the net operating loss carryforwards, exceeds the deferred tax liabilities, principally the excess of tax depreciation over book depreciation.

6.   Long-Term Debt

                                                           March 31, 2005         December 31, 2004
                                                         ------------------       ------------------
                                                                    (Dollars in Thousands)
     Senior Notes:
       Interest rate 10.125%, due 2009                   $          130,951       $          156,039
       Interest rate floating (LIBOR + 4.75%),
         due 2010                                                   150,000                  150,000
       Interest rate 9.625%, due 2013                               175,000                  175,000

     Capital Lease                                                      -                         24
                                                         ------------------       ------------------
     Total debt                                                     455,951                  481,063
     Less current portion                                               -                         24
                                                         ------------------       ------------------
     Total long-term debt                                $          455,951       $          481,039
                                                         ==================       ==================

     On February 7, 2005, we retired an additional $25.0 million face value of our 10.125% Senior Notes pursuant to a redemption notice dated January 6, 2005 at the redemption price of 105.0625 percent. Proceeds from the sale of jackup rig 25 and cash on hand were used to fund the redemption.

     Our current $40.0 million credit facility is available for general corporate purposes and to fund reimbursement obligations of letters of credit the banks issue on our behalf pursuant to the terms of the credit facility. Availability under the revolving credit facility is subject to a borrowing base limitation of 85 percent of eligible receivables plus a value for eligible rental tools equipment. The credit facility calls for a borrowing base calculation only when the credit facility has outstanding loans or letters of credit totaling at least $25.0 million. As of March 31, 2005, there were $10.3 million letters of credit outstanding and no loans.

     On April 21, 2005, we issued an additional $50.0 million in aggregate principal amount of our 9.625% Senior Notes due 2013 at a premium. The offering price of 111 percent of the principal amount resulted in gross proceeds of $55.5 million. The additional notes were issued under an indenture, dated as of October 10, 2003, under which $175.0 million in aggregate principal amount of notes of the same series were previously issued.

     On April 21, 2005, we issued a redemption notice to retire $65.0 million of our 10.125% Senior Notes at the redemption price of 105.0625 percent. The redemption will close on May 21, 2005 and will be funded by the net proceeds of the $50.0 million additional 9.625% Senior Notes and cash on hand.

7. Derivative Instruments - We use derivative instruments to manage risks associated with interest rate fluctuations in connection with our $150.0 million Senior Floating Rate Notes. Derivative instruments, which consist of variable-to-fixed interest rate swaps, do not meet the hedge criteria in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are therefore not designated as hedges. Accordingly, the change in the fair value of the interest rate swaps is recognized currently in earnings.

     As of March 31, 2005, we had the following derivative instruments outstanding related to our interest rate swaps, which are included in "Other noncurrent assets":

       Swap           Effective             Termination        Notional           Floating            Fixed      Fair
     Agreement           Date                  Date             Amount              Rate               Rate      Value
     ---------     -----------------     -----------------     --------     ---------------------     -----      -----
                                                      (Dollars in Thousands)
        1          September 1, 2005     September 2, 2008     $ 50,000     Three-month LIBOR          8.83%     $ 332
                                                                            plus 475 basis points

        1          September 1, 2005     September 4, 2007     $ 50,000     Three-month LIBOR          8.48%       480
                                                                            plus 475 basis points
                                                                                                                 -----
                                                                                                                 $ 812
                                                                                                                 =====

8. Contingency - As previously reported, the Kazakhstan branch ("PKD Kazakhstan") of Parker Drilling Company International Limited ("PDCIL") prevailed on its appeal arising out of an audit assessment of approximately $29.0 million by the Ministry of State Revenues of Kazakhstan ("MSR") based on payments PDCIL received from the operator to upgrade barge rig 257. The MSR did not appeal this ruling within the time required for a supervisory appeal, but in February 2005 filed an application for re-hearing based on new evidence. PKD Kazakhstan has filed an objection to this application for rehearing. The Supreme Court of Kazakhstan issued an order on April 12, 2005, declining the Ministry of Finance of Kazakhstan's ("MinFin") application for re-hearing.

     In a related matter, based on its interpretation of the initial ruling of the Kazakhstan Supreme Court, MinFin made a claim on March 10, 2003 for corporate income taxes based primarily on the disallowance of depreciation of the full value of barge rig 257 in the income tax returns of PKD Kazakhstan for the years 1999-2001. PKD Kazakhstan instituted legal proceedings to challenge the validity of these claims by MinFin, which ultimately resulted in the Supreme Court confirming the decision of the Astana City Court, which earlier had ruled that approximately $7.7 million of the claims of MinFin all of which have been expensed in prior periods are valid and payable upon receipt of the re-issuance of the corrected notice from the relevant taxing authority. MinFin has not issued a corrected notice; however, PKD Kazakhstan's available credits were reduced by approximately $7.1 million leaving a remaining balance due of $0.6 million. While the Supreme Court disallowed depreciation for the years 1999-2001, the judgment does allow PKD Kazakhstan to depreciate the full value of barge rig 257 on its tax returns beginning in 2002, which will reduce taxable income and taxes to be paid in the future. We continue to pursue our petition with the U.S. Treasury Department for Competent Authority review, which is a tax treaty procedure to resolve disputes as to which country may tax income covered under the treaty. The U.S. Treasury Department has granted our petition and has initiated proceedings with the MSR which are ongoing.

9. Subsequent Event - On May 6, 2005 we entered into definitive agreements with affiliates of Saxon Energy Services, Inc. ("Saxon") to sell our seven remaining land rigs and related assets in Colombia and Peru. The total purchase price is $34 million. One of the agreements closed simultaneously with the execution of the definitive agreement, resulting in receipt of approximately $4 million. We anticipate closing the remaining transactions within the next 30 days, subject to obtaining contractual related consents and various third party approvals. Proceeds from the sale will be used to retire debt.


10. Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements - Set forth on the following pages are the unaudited consolidating condensed financial statements of (i) Parker Drilling, (ii) our restricted subsidiaries that are guarantors of the Senior Notes and
     (iii) our restricted and unrestricted subsidiaries that are not guarantors of the Senior Notes. All of our Senior Notes are guaranteed by substantially all of the restricted subsidiaries of Parker Drilling. There are currently no restrictions on the ability of the restricted subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries.

     AralParker (a Kazakhstan closed joint stock company, owned 50 percent by Parker Drilling (Kazakstan) Ltd. and 50 percent by Aralnedra, CJSC), Casuarina Limited (a wholly-owned captive insurance company), KDN Drilling Limited, Mallard Drilling of South America, Inc., Mallard Drilling of Venezuela, Inc., Parker Drilling Investment Company, Parker Drilling (Nigeria), Limited, Parker Drilling Company (Bolivia) S.A., Parker Drilling Company Kuwait Limited, Parker Drilling Company Limited (Bahamas), Parker Drilling Company of New Zealand Limited, Parker Drilling Company of Sakhalin, Parker Drilling de Mexico S. de R.L. de C.V., Parker Drilling International of New Zealand Limited, Parker Drilling Tengiz, Ltd., Parker TNK, PD Servicios Integrales, S. de R.L. de C.V., PKD Sales Corporation, Parker SMNG Drilling Limited Liability Company (owned 50 percent by Parker Drilling Company International, Inc.) and Universal Rig Leasing B.V. are all non-guarantor subsidiaries. We are providing unaudited consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004. The condensed consolidating financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATING CONDENSED BALANCE SHEET
                             (Dollars in Thousands)


                                                                                      March 31, 2005
                                                          ----------------------------------------------------------------------
                                                            Parent        Guarantor    Non-Guarantor  Eliminations  Consolidated
                                                          -----------    -----------   -------------  ------------  ------------
                            ASSETS
Current assets:
  Cash and cash equivalents                               $    39,804    $     7,305    $    19,156   $       -      $    66,265
  Accounts and notes receivable, net                          178,073        105,487         39,309      (218,324)       104,545
  Rig materials and supplies                                      -           15,440          4,770           -           20,210
  Deferred costs                                                  -            5,010          6,287           -           11,297
  Other current assets                                          3,725          8,315            432           100         12,572
                                                          -----------    -----------    -----------   -----------    -----------
       Total current assets                                   221,602        141,557         69,954      (218,224)       214,889
                                                          -----------    -----------    -----------   -----------    -----------
Property, plant and equipment, net                                134        410,178         37,659       (70,514)       377,457

Assets held for sale                                              -            1,609            713           -            2,322

Goodwill                                                          -          107,606            -             -          107,606

Investment in subsidiaries and intercompany advances          453,258        820,016         34,382    (1,307,656)           -

Other noncurrent assets                                        14,004          9,461            781           (39)        24,207
                                                          -----------    -----------    -----------   -----------    -----------
          Total assets                                    $   688,998    $ 1,490,427    $   143,489   $(1,596,433)   $   726,481
                                                          ===========    ===========    ===========   ===========    ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                $    43,366    $   235,785    $    44,677   $  (230,673)   $    93,155
  Accrued income taxes                                          1,306         13,362          1,223           -           15,891
                                                          -----------    -----------    -----------   -----------    -----------
       Total current liabilities                               44,672        249,147         45,900      (230,673)       109,046
                                                          -----------    -----------    -----------   -----------    -----------
Long-term debt                                                455,951            -              -             -          455,951
Other long-term liabilities                                   (41,679)        47,658             34           -            6,013
Intercompany payables                                          74,583        593,674         27,598      (695,855)           -

Stockholders' equity:
  Common stock                                                 15,942         39,899         21,251       (61,150)        15,942
  Capital in excess of par value                              443,233        977,562         33,783    (1,011,345)       443,233
  Unamortized restricted stock plan compensation                 (350)           -              -             -             (350)
  Retained earnings (accumulated deficit)                    (303,354)      (417,513)        14,923       402,590       (303,354)
                                                          -----------    -----------    -----------   -----------    -----------
       Total stockholders' equity                             155,471        599,948         69,957      (669,905)       155,471
                                                          -----------    -----------    -----------   -----------    -----------
          Total liabilities and stockholders' equity      $   688,998    $ 1,490,427    $   143,489   $(1,596,433)   $   726,481
                                                          ===========    ===========    ===========   ===========    ===========

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATING CONDENSED BALANCE SHEET
                             (Dollars in Thousands)


                                                                                     December 31, 2004
                                                          ----------------------------------------------------------------------
                                                            Parent        Guarantor    Non-Guarantor  Eliminations  Consolidated
                                                          -----------    -----------   -------------  ------------  ------------
                         ASSETS
Current assets:
  Cash and cash equivalents                               $    16,677    $     7,938    $    19,652   $       -      $    44,267
  Accounts and notes receivable, net                          176,548        101,445         38,213      (216,891)        99,315
  Rig materials and supplies                                      -           13,593          5,613           -           19,206
  Deferred costs                                                  -            5,266          8,280           -           13,546
  Other current assets                                          3,894          4,885            950            89          9,818
                                                          -----------    -----------    -----------   -----------    -----------
      Total current assets                                    197,119        133,127         72,708      (216,802)       186,152
                                                          -----------    -----------    -----------   -----------    -----------
Property, plant and equipment, net                                134        415,027         38,177       (70,514)       382,824

Assets held for sale                                              -           22,952            713           -           23,665

Goodwill                                                          -          107,606            -             -          107,606

Investment in subsidiaries and intercompany advances          489,143        771,475         35,422    (1,296,040)           -

Other noncurrent assets                                        14,005         11,007          1,331           -           26,343
                                                          -----------    -----------    -----------   -----------    -----------
           Total assets                                   $   700,401    $ 1,461,194    $   148,351   $(1,583,356)   $   726,590
                                                          ===========    ===========    ===========   ===========    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                       $        24    $       -    $         -   $         -    $          24
  Accounts payable and accrued liabilities                     34,772        215,852         42,156      (220,155)        72,625
  Accrued income taxes                                          1,677         12,726            301           -           14,704
                                                          -----------    -----------    -----------   -----------    -----------
      Total current liabilities                                36,473        228,578         42,457      (220,155)        87,353
                                                          -----------    -----------    -----------   -----------    -----------
Long-term debt                                                481,039            -              -             -          481,039
Other long-term liabilities                                   (40,611)        48,578          1,275            39          9,281
Intercompany payables                                          74,583        593,674         29,695      (697,952)           -

Stockholders' equity:
  Common stock                                                 15,833         39,899         21,251       (61,150)        15,833
  Capital in excess of par value                              441,085        977,563         33,783    (1,011,346)       441,085
  Unamortized restricted stock plan compensation                 (718)           -              -             -             (718)
  Retained earnings (accumulated deficit)                    (307,283)      (427,098)        19,890       407,208       (307,283)
                                                          -----------    -----------    -----------   -----------    -----------
      Total stockholders' equity                              148,917        590,364         74,924      (665,288)       148,917
                                                          -----------    -----------    -----------   -----------    -----------
          Total liabilities and stockholders' equity      $   700,401    $ 1,461,194    $   148,351   $(1,583,356)   $   726,590
                                                          ===========    ===========    ===========   ===========    ===========

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in Thousands)


                                                                              Three Months Ended March 31, 2005
                                                          -----------------------------------------------------------------------
                                                            Parent        Guarantor    Non-Guarantor  Eliminations   Consolidated
                                                          -----------    -----------   -------------  ------------   ------------
Drilling and rental revenues                              $       -      $    89,144    $    34,943    $    (3,844)   $   120,243

Drilling and rental operating expenses                            -           47,908         34,323         (3,855)        78,376
Depreciation and amortization                                     -           15,911            965            -           16,876
                                                          -----------    -----------    -----------    -----------    -----------
Drilling and rental operating income (loss)                       -           25,325           (345)            11         24,991
                                                          -----------    -----------    -----------    -----------    -----------

General and administration expense(1)                             (42)        (6,934)           -              -           (6,976)
Gain on disposition of assets, net                                -              347            205            -              552
                                                          -----------    -----------    -----------    -----------    -----------
Total operating income (loss)                                     (42)        18,738           (140)            11         18,567
                                                          -----------    -----------    -----------    -----------    -----------

Other income and (expense):
  Interest expense                                            (12,248)       (12,287)          (755)        14,234        (11,056)
  Changes in fair value of derivative positions                 1,607            -              -              -            1,607
  Interest income                                              11,639          2,123            710        (14,234)           238
  Loss on extinguishment of debt                               (1,429)           -              -              -           (1,429)
  Minority interest                                               -              -              769            -              769
  Other                                                           -               (6)            11            (11)            (6)
  Equity in net earnings of subsidiaries                        4,608            -              -           (4,608)           -
                                                          -----------    -----------    -----------    -----------    -----------
Total other income and (expense)                                4,177        (10,170)           735         (4,619)        (9,877)
                                                          -----------    -----------    -----------    -----------    -----------

Income (loss) before income taxes                               4,135          8,568            595         (4,608)         8,690

Income tax expense                                                206          2,831          1,815            -            4,852
                                                          -----------    -----------    -----------    -----------    -----------
Income (loss) from continuing operations                        3,929          5,737         (1,220)        (4,608)         3,838

Discontinued operations                                           -               91            -              -               91
                                                          -----------    -----------    -----------    -----------    -----------
Net income (loss)                                         $     3,929    $     5,828    $    (1,220)   $    (4,608)   $     3,929
                                                          ===========    ===========    ===========    ===========    ===========


(1) All field operations general and administration expenses are included in operating expenses.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in Thousands)


                                                                             Three Months Ended March 31, 2004
                                                          -----------------------------------------------------------------------
                                                            Parent        Guarantor    Non-Guarantor  Eliminations   Consolidated
                                                          -----------    -----------   -------------  ------------   ------------
Drilling and rental revenues                              $       -      $    76,845    $    14,591    $      (537)   $    90,899

Drilling and rental operating expenses                            -           47,808         11,878           (491)        59,195
Depreciation and amortization                                     -           15,023          1,226            -           16,249
                                                          -----------    -----------    -----------    -----------    -----------
Drilling and rental operating income                              -           14,014          1,487            (46)        15,455
                                                          -----------    -----------    -----------    -----------    -----------

General and administration expense(1)                             179         (6,221)           -              -           (6,042)
Gain on disposition of assets, net                                -              723            -              -              723
                                                          -----------    -----------    -----------    -----------    -----------
Total operating income                                            179          8,516          1,487            (46)        10,136
                                                          -----------    -----------    -----------    -----------    -----------

Other income and (expense):
  Interest expense                                            (14,599)       (11,536)          (914)        13,642        (13,407)
  Interest income                                              12,321          1,140            430        (13,642)           249
  Loss on extinguishment of debt                                 (316)           -              -              -             (316)
  Minority interest                                               -              -             (290)           -             (290)
  Other                                                           -               83            (46)            46             83
  Equity in net losses of subsidiaries                       (2,205)           -              -            2,205            -
                                                          -----------    -----------    -----------    -----------    -----------
Total other income and (expense)                               (4,799)       (10,313)          (820)         2,251        (13,681)
                                                          -----------    -----------    -----------    -----------    -----------

Income (loss) before income taxes                              (4,620)        (1,797)           667          2,205         (3,545)

Income tax expense                                                244          3,805            -              -            4,049
                                                          -----------    -----------    -----------    -----------    -----------
Income (loss) from continuing operations                       (4,864)        (5,602)           667          2,205         (7,594)

Discontinued operations                                           -            2,730            -              -            2,730
                                                          -----------    -----------    -----------    -----------    -----------
Net income (loss)                                         $    (4,864)   $    (2,872)   $       667    $     2,205    $    (4,864)
                                                          ===========    ===========    ===========    ===========    ===========


(1) All field operations general and administration expenses are included in operating expenses.

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)


                                                                             Three Months Ended March 31, 2005
                                                          -----------------------------------------------------------------------
                                                            Parent        Guarantor    Non-Guarantor  Eliminations   Consolidated
                                                          -----------    -----------   -------------  ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                       $     3,929    $     5,828    $    (1,220)   $    (4,608)   $     3,929
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                 -           15,911            965            -           16,876
    Gain on disposition of assets                                 -             (347)          (205)           -             (552)
    Expenses not requiring cash                                 1,135            388            -              -            1,523
    Equity in net earnings of subsidiaries                      4,608            -              -           (4,608)           -
    Discontinued operations                                         -             14            -              -               14
    Change in operating assets and liabilities                  5,248         (2,766)         1,195          9,216         12,893
                                                          -----------    -----------    -----------    -----------    -----------
  Net cash provided by operating activities                    14,920         19,028            735            -           34,683
                                                          -----------    -----------    -----------    -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                            -          (11,850)          (756)           -          (12,606)
  Proceeds from the sale of assets                                -           22,409            582            -           22,991
                                                          -----------    -----------    -----------    -----------    -----------
  Net cash provided by (used in) investing activities             -           10,559           (174)           -           10,385
                                                          -----------    -----------    -----------    -----------    -----------

Cash flows from financing activities:
  Principal payments under debt obligations                   (25,024)           -              -              -          (25,024)
  Proceeds from stock options exercised                         1,954            -              -              -            1,954
  Intercompany advances, net                                   31,277        (30,220)        (1,057)           -              -
                                                          -----------    -----------    -----------    -----------    -----------
  Net cash provided by (used in) financing activities           8,207        (30,220)        (1,057)           -          (23,070)
                                                          -----------    -----------    -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents           23,127           (633)          (496)           -           21,998

Cash and cash equivalents at beginning of year                 16,677          7,938         19,652            -           44,267
                                                          -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period                $    39,804    $     7,305    $    19,156    $       -      $    66,265
                                                          ===========    ===========    ===========    ===========    ===========

                    PARKER DRILLING COMPANY AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)


                                                                          Three Months Ended March 31, 2004
                                                          -----------------------------------------------------------------------
                                                            Parent        Guarantor    Non-Guarantor  Eliminations   Consolidated
                                                          -----------    -----------   -------------  ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                       $    (4,864)   $    (2,872)   $       667    $     2,205    $    (4,864)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                 -           15,023          1,226            -           16,249
    Gain on disposition of assets                                 -             (723)           -              -             (723)
    Expenses not requiring cash                                 1,522            680             (5)           -            2,197
    Equity in net losses of subsidiaries                       (2,205)           -              -            2,205            -
    Discontinued operations                                       -             (879)           -              -             (879)
    Change in operating assets and liabilities                   (767)         7,159          6,705         (4,410)         8,687
                                                          -----------    -----------    -----------    -----------    -----------
  Net cash (used in) provided by operating activities          (6,314)        18,388          8,593            -           20,667
                                                          -----------    -----------    -----------    -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                            -           (5,321)            (2)           -           (5,323)
  Proceeds from the sale of assets                                -            1,310            -              -            1,310
  Proceeds from insurance settlement                              -           24,300            -              -           24,300
                                                          -----------    -----------    -----------    -----------    -----------
  Net cash provided by (used in) investing activities             -           20,289             (2)           -           20,287
                                                          -----------    -----------    -----------    -----------    -----------

Cash flows from financing activities:
  Principal payments under debt obligations                   (15,556)           133            -              -          (15,423)
  Proceeds from stock options exercised                           250            -              -              -              250
  Intercompany advances, net                                   44,938        (33,252)       (11,686)           -              -
                                                          -----------    -----------    -----------    -----------    -----------
  Net cash provided by (used in) financing activities          29,632        (33,119)       (11,686)           -          (15,173)
                                                          -----------    -----------    -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents           23,318          5,558         (3,095)           -           25,781

Cash and cash equivalents at beginning of year                 53,055          7,806          6,904            -           67,765
                                                          -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period                $    76,373    $    13,364    $     3,809    $       -      $    93,546
                                                          ===========    ===========    ===========    ===========    ===========

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders
Parker Drilling Company

     We have reviewed the accompanying consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of March 31, 2005 and the related consolidated condensed statements of operations for the three month periods ended March 31, 2005 and 2004 and the consolidated condensed statements of cash flows for the three month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

     We previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004; and in our report (which contains an explanatory paragraph for a change in accounting for goodwill), dated March 15, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management's assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                              /s/PricewaterhouseCoopers LLP
                                              -----------------------------
                                                PricewaterhouseCoopers LLP


Houston, Texas
May 6, 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In this Quarterly Report on Form 10-Q, the terms "Parker Drilling," "we," "us" and "our" refer to Parker Drilling Company, its subsidiaries and the consolidated joint ventures, unless the context requires otherwise.

     This Form 10-Q contains statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-Q, other than statements of historical facts, are "forward-looking statements" for purposes of these provisions, including any statements regarding:

     o    prices and demand for oil and natural gas;
     o    levels of oil and natural gas exploration and production activities;
     o demand for contract drilling and drilling-related services and demand for rental tools;
     o    our future operating results;
     o    our future rig utilization, rig dayrates and rental tools activity;
     o our future capital expenditures and investments in the acquisition and refurbishment of rigs and equipment;
     o    our future liquidity;
     o availability and sources of funds to reduce our debt and expectations of when debt will be reduced;
     o    future sales of our assets;
     o    the outcome of pending and future legal proceedings;
     o our recovery of insurance proceeds in respect to our damaged rig in Nigeria;
     o    compliance with covenants under our credit facilities; and
     o    expansion and growth of our operations.

     In some cases, you can identify these statements by words that indicate future events such as "anticipate," "believe," "could," "estimate," "expect," "intend," "outlook," "may," "should," "will" and "would" or similar words. Forward-looking statements are based on certain assumptions and analyses made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although our management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as any other cautionary language in this Form 10-Q and other documents referenced herein, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:

     o worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business;
     o    the U.S. economy and the demand for natural gas;
     o    fluctuations in the market prices of oil and gas;
     o    imposition of unanticipated trade restrictions;
     o    unanticipated operating hazards and uninsured risks;
     o    political instability, terrorism or war;
     o governmental regulations, including changes in tax laws or ability to remit funds to the U.S., that adversely affect the cost of doing business;
     o    adverse environmental events;
     o    adverse weather conditions;
     o    changes in the concentration of customer and supplier relationships;
     o    unexpected cost increases for upgrade and refurbishment projects;
     o    delays in obtaining components for capital projects;
     o    shortages of skilled labor;
     o    unanticipated cancellation of contracts by operators without cause;
     o    breakdown of equipment and other operational problems;
     o    changes in competition; and
     o other similar factors (some of which are discussed in documents referred to in this Form 10-Q).

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

OUTLOOK AND OVERVIEW

     As anticipated in our annual report, we returned to profitability in the first quarter of 2005. Favorable market conditions continued to positively impact utilization and dayrates for most segments of our drilling operations and rental tools business during the first quarter. Robust demand and uncertainty over possible disruptions in supply have kept oil and gas prices strong and absent any material change in these market forces, we believe that these conditions will continue through 2005.

     Our outlook for all regions is positive. Our eight-rig operation in Mexico, which achieved 100 percent operating status late in the third quarter of 2004, continued to operate at 100 percent during the first quarter. These rigs are under contracts with Petroleos Mexicanos S.A. ("Pemex") and Halliburton de Mexico ("Halliburton") through the first quarter of 2006 and the contracts include options for extensions beyond the initial period. We entered into definitive agreements to sell our remaining seven rigs in Colombia and Peru on May 6, 2005. We expect to recognize a gain on the disposition of these assets, and, by using the proceeds to retire debt, on-going earnings and cash flow will not be impaired. In Kazakhstan, utilization of our five land rigs remains at 80 percent and barge rig 257, which operates in the north Caspian Sea, began drilling at the end of December under a two-well contract which the operator has the right to extend for up to four additional wells. Rig 236 is in route from its last operating location in Usinsk, Russia to Turkmenistan, which will bring the total to three rigs we will have working under contract with Calik Enerji, A.S. ("Calik"). In Indonesia, two rigs that had been stacked are now under contract with the potential for a third rig to return to work. In addition, we anticipate that in June, we will begin earning revenue pursuant to a five-year contract to provide operations and maintenance for a second rig in Sakhalin Island, Russia. Barge rigs 73 and 75 in Nigeria continue to operate under multiple year contracts.

     In the U.S., barge rig 72, which began its move from Nigeria to the U.S. Gulf of Mexico region in late 2004, arrived in February and began a multi-well contract in late April. Heightened demand for drilling in this area has continued to cause dayrates to increase.

     As of March 31, 2005, we had approximately $96.0 million of liquidity. This liquidity was comprised of $66.3 million of cash on hand and $29.7 million of availability under our revolving credit facility.

     As of March 31, 2005, we have reduced our debt by $134.0 million since the beginning of 2003, $25.0 million of which has occurred during 2005, and our outstanding debt balance is currently $456.0 million, compared to the balance as of December 31, 2004, of $481.0 million and a balance of $590.0 million when we established our goal of reducing debt by $200 million. The debt reduction has resulted in a $2.4 reduction in interest expense in the first quarter of 2005 as compared to the first quarter of 2004.

     In our first quarter earnings release conference call, we reaffirmed our previously announced guidance of net income per share of $0.05 to $0.14 for 2005, though based on the results in the first quarter we would expect to be more toward the mid to high end of the range. This guidance includes approximately $0.04 per share expense related to the call premium on the $65.0 million debt redemption discussed in Note 6 in the notes to the unaudited consolidated condensed financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31,
2004

     We recorded net income of $3.9 million for the three months ended March 31, 2005, including income of $0.1 million attributable to discontinued operations, as compared to a net loss of $4.9 million for the three months ended March 31, 2004, including income of $2.7 million attributable to discontinued operations. Our income from continuing operations for the current quarter was $3.8 million compared to a loss of $7.6 million from continuing operations for the three months ended March 31, 2004.

     As of March 31, 2005 we have achieved 67 percent of our goal of $200 million of debt reduction. We anticipate that additional asset sales should enable us to achieve 100 percent of the goal by the end of 2005. As discussed above, we have already achieved our goal of returning to profitability.

     The analysis below begins with a breakdown of the continuing operations followed by a discussion of discontinued operations.

                                                                           Three Months Ended March 31,
                                                          ------------------------------------------------------------
                                                                      2005                            2004
                                                          ----------------------------     ---------------------------
                                                                               (Dollars in Thousands)
Drilling and rental revenues:
  U.S. drilling                                           $     27,117              23%    $     19,759             22%
  International drilling                                        72,172              60%          56,037             61%
  Rental tools                                                  20,954              17%          15,103             17%
                                                          ------------    ------------     ------------   ------------
Total drilling and rental revenues                        $    120,243             100%    $     90,899            100%
                                                          ============    ============     ============   ============

Drilling and rental operating income:
  U.S. drilling gross margin(1)                           $     12,729              47%    $      7,068             36%
  International drilling gross margin(1)                        16,369              23%          16,146             29%
  Rental tools gross margin(1)                                  12,769              61%           8,490             56%
  Depreciation and amortization                                (16,876)                         (16,249)
                                                          ------------                     ------------
Total drilling and rental operating income(2)                   24,991                           15,455

  General and administration expense                            (6,976)                          (6,042)
  Gain on disposition of assets, net                               552                              723
                                                          ------------                     ------------
Total operating income                                    $     18,567                     $     10,136
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

                                                                   International
                                                    U.S. Drilling     Drilling     Rental Tools
                                                    -------------  -------------   ------------
                                                                (Dollars in Thousands)
         Three Months Ended March 31, 2005
     ----------------------------------------
     Drilling and rental operating income(2)         $      8,093   $      7,882   $      9,016
     Depreciation and amortization                          4,636          8,487          3,753
                                                     ------------   ------------   ------------
     Drilling and rental gross margin                $     12,729   $     16,369   $     12,769
                                                     ============   ============   ============

         Three Months Ended March 31, 2004
     ----------------------------------------
     Drilling and rental operating income(2)         $      2,312   $      8,144   $      4,999
     Depreciation and amortization                          4,756          8,002          3,491
                                                     ------------   ------------   ------------
     Drilling and rental gross margin                $      7,068   $     16,146   $      8,490
                                                     ============   ============   ============

(2) Drilling and rental operating income - drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.

U.S. Drilling Segment

     The U.S. drilling segment, consisting of 19 barge rigs, experienced increases in both rig utilization and dayrates during the first quarter of 2005. As a result, revenues increased $7.4 million to $27.1 million as compared to the first quarter of 2004. The increased revenues were primarily due to the operation of barge rigs 26 and 20 which were reactivated in the fourth quarter of 2004 and high utilization for all rigs during the quarter until late in the quarter when barge rig 12 came off contract. Barge rig utilization increased from 62 percent during the first quarter of 2004 to 77 percent in the current quarter and dayrates increased approximately 24 percent. In February, barge rig 72 was relocated to the U.S. Gulf of Mexico region from Nigeria and renovations began. After the move of this rig, we have nine deep drilling barges, four intermediate drilling barges and six workover rigs in the U.S. Gulf of Mexico market. Rig 72 began a multi-well contract in late April 2005.

     As a result of approximately 24 percent higher dayrates and increased utilization as compared to the first quarter of 2004, gross margins in the U.S. drilling segment increased $5.7 million to $12.7 million. Gross margins increased primarily due to higher dayrates. Gross margin percentage increased from 36 percent during the first quarter of 2004 to 47 percent during the first quarter of 2005.

International Drilling Segment

     International drilling revenues increased $16.1 million to $72.2 million during the current quarter as compared to the first quarter of 2004. International land drilling revenues increased $12.0 million on utilization of 67 percent compared to 46 percent in the first quarter of 2004. International offshore revenues increased by $4.1 million. The international land drilling revenues increase is primarily attributable to drilling operations in Mexico, where seven land rigs began operating in the third quarter of 2004. There were also increased revenues in Papua New Guinea, New Zealand and Turkmenistan, which were offset by decreased revenues in Russia, Peru, and Tengizchevroil ("TCO"). The increase in Papua New Guinea is the result of both rigs operating the entire quarter and two additional rigs under labor contract during 2005 as opposed to one rig operating during the quarter and one rig under labor contract in March 2004; in New Zealand, is the result of all three rigs working the entire quarter of 2005, compared to two rigs working in the first quarter of 2004; and in Turkmenistan, where both rigs worked the entire first quarter of 2005, compared to last year when the second rig operated only during March. The decline of revenues in Russia is due to rig 236 operating in the first quarter of 2004, before being released in June 2004; in Peru, where rig 228 was on standby rate in the first quarter of 2005 as opposed to full dayrate during the comparable period in 2004, and revenue declines from operations under our TCO contract, due to one of the TCO-owned rigs being stacked in 2005 and lower dayrates on other rigs.

     Operating expenses for the international land operations increased at a slightly higher rate than the increase in revenues. The majority of the increase in operating expense was due to the drilling operations in Mexico, however, there were also increased labor costs in Papua New Guinea, New Zealand and at our TCO operation. While our operations in Mexico contributed $3.2 million to our gross margin, margin percentages in this region are lower than in our other international land regions. These lower average gross margins associated with the Mexican operations and the declining margins in Papua New Guinea, New Zealand and TCO related to the increased expenses have caused the gross margin percentages for international land operations to decrease by eight percent to 25 percent in the quarter ended March 31, 2005 as compared to the first quarter of 2004.

     International offshore revenues increased $4.1 million to $15.6 million during the first quarter of 2005 as compared to the first quarter of 2004. Our Caspian Sea operation revenues increased by $7.0 million as we operated rig 257 at full dayrate for the first quarter of 2005, compared to 2004 when the rig was stacked. Barge rig 53 in Mexico, which was not operational until the second quarter of 2004, contributed another $2.2 million in revenues. These increases were partially offset by lower revenues in Nigeria, where we operated only two rigs at reduced dayrates in the first quarter of 2005 as compared to three rigs generating revenues in the first quarter of 2004. Rig 74 was on a force majeure rate of 45 percent in Nigeria for most of the first quarter of 2004, but was removed from our marketable rig count in December 2004. In addition, barge rigs 73 and 75 operated at lower dayrates in 2005 as compared to 2004. International offshore gross margins improved by $0.7 million due to Caspian Sea operations and Mexico offshore rig increases which were partially offset by rig count and dayrate declines in Nigeria.

Rental Tools Segment

     Rental tools revenues increased $5.8 million to $20.9 million during the first quarter of 2005 as compared to the first quarter of 2004. Revenues increased at our Wyoming and Texas locations. We also had revenues from international sources in the first quarter of 2005, as we continued to expand our rental tools business in international locales.

     The revenues increased primarily due to higher demand and higher rental rates. The increased revenues in our Texas locations have been driven by increased activity with new customers, generally small independents. Rental tools gross margins increased $4.3 million to $12.8 million for the current quarter as compared to the first quarter of 2004. Gross margin percentage increased from 56 percent to 61 percent due primarily to the 39 percent increase in revenues combined with only a 24 percent increase in operating costs.

Other Financial Data

     General and administration expense increased approximately $0.9 million to $7.0 million during the first quarter of 2005. The increase is attributable to higher professional and consulting fees.

     In 2004, we entered into two variable-to-fixed interest rate swap agreements, which are still outstanding. The swap agreements do not qualify for hedge accounting and accordingly, we are reporting the mark-to-market change in the fair value of the interest rate derivatives currently in earnings. For the three months ended March 31, 2005, we recognized a $1.6 million increase in the fair value of the derivative positions. For additional information see Note 7 in the notes to the unaudited consolidated condensed financial statements.

     In February 2005, we repurchased $25.0 million of our 10.125% Senior Notes with proceeds we had received in January 2005 from the sale of jackup rig 25. Total charges expensed during the quarter were $1.4 million consisting of the
105.0625 percent premium on the repurchase of the 10.125% Senior Notes and the write-off of the previously capitalized debt issuance costs associated with the 10.125% Senior Notes. The $1.4 million charge was recorded as a loss on extinguishment of debt in the statement of operations.

     Income tax expense from operations consists of $4.9 million foreign tax expense for the first quarter of 2005 as compared to foreign tax expense of $4.0 million for the first quarter of 2004. The $0.9 million increase in taxes during the current three-month period was primarily due to operations in Mexico in 2005 that did not begin until the second quarter of 2004, offset by decreased taxes in Nigeria and Kazakhstan. For the first quarter of 2005 we reported net income and for the first quarter of 2004, we reported a net loss. However, no additional deferred tax benefit was recognized since the sum of our deferred tax assets, principally the net operating loss carryforwards, exceeds the deferred tax liabilities, principally the excess of tax depreciation over book depreciation.

Analysis of Discontinued Operations

                                                                  Three Months Ended March 31,
                                                                ----------------------------------
                                                                     2005                2004
                                                                ---------------    ---------------
                                                                       (Dollars in Thousands)
U.S. jackup and platform drilling revenues                      $           193    $        12,399
                                                                ===============    ===============

U.S. jackup and platform drilling gross margin(1)               $           105    $         2,730
Gain (loss) on disposition of assets, net of impairment                     (14)               -
                                                                ---------------    ---------------
Income from discontinued operations                             $            91    $         2,730
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

                                                             Three Months Ended March 31,
                                                          ---------------------------------
                                                                2005             2004
                                                          ---------------   ---------------
                                                                (Dollars in Thousands)
     U.S. jackup and platform drilling revenues           $           193   $        12,399
                                                          ===============   ===============

     Income from discontinued operations                  $            91   $         2,730
                                                          ===============   ===============

     U. S. jackup and platform drilling revenues decreased $12.2 million to $0.2 million during the current quarter as compared to the first quarter of 2004. Revenues decreased as a result of the sale of all but one jackup rig in early August 2004. Jackup rig 25 worked the first few days of 2005 until its sale on January 3, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

     As of March 31, 2005, we had cash and cash equivalents of $66.3 million, an increase of $22.0 million from December 31, 2004. The primary sources of cash for the three-month period as reflected on the consolidated condensed statements of cash flows were $34.7 million provided by operating activities and $23.0 million of proceeds from the disposition of assets. The primary uses of cash for the three-month period ended March 31, 2005 were $12.6 million for capital expenditures and $23.1 million for financing activities. Major capital expenditures for the period included $5.2 million for tubulars and other rental tools. Our financing activities include a net reduction in debt of $25.0 million, net of premium and are further detailed in a subsequent paragraph.

     As of March 31, 2004, we had cash and cash equivalents of $93.5 million, an increase of $25.8 million from December 31, 2003. The primary sources of cash for the three-month period as reflected on the consolidated condensed statements of cash flows were $20.7 million provided by operating activities, $24.3 million of insurance proceeds, and $1.3 million proceeds from the disposition of equipment. The remaining $2.7 million of insurance proceeds on jackup rig 14 were collected in early April 2004. The primary uses of cash for the three-month period ended March 31, 2004 were $5.3 million for capital expenditures and $15.4 million for reduction of debt. Major capital expenditures for the period included $1.5 million to refurbish barge rig 53 for an upcoming contract in Mexico. The major components of our debt reduction were the purchases of $10.5 million face value of our outstanding 5.5% Convertible Subordinated Notes on the open market, $9.5 million in January 2004 at a price of 100.625 percent and $1.0 million in March 2004 at a price of 100.25 percent. In addition, we paid off $5.1 million of a secured promissory note to Boeing Capital Corporation at a premium.

Financing Activity

     Our current $40.0 million credit facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Availability under the revolving credit facility is subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tools equipment. The credit facility calls for a borrowing base calculation only when the credit facility has outstanding loans or letters of credit totaling at least $25.0 million. As of March 31, 2005, there were $10.3 million letters of credit outstanding and no loans.

     On February 7, 2005, we purchased an additional $25.0 million face value of our 10.125% Senior Notes pursuant to a redemption notice dated January 6, 2005 at the redemption price of 105.0625 percent. Proceeds from the sale of jackup rig 25 and cash on hand were used to fund the redemption.

     On April 21, 2005, we issued an additional $50.0 million in aggregate principal amount of our 9.625% Senior Notes due 2013 at a premium. The offering price of 111 percent of the principal amount resulted in gross proceeds of $55.5 million. The $5.5 million premium will be reflected as long-term debt and amortized over the term of the notes. The additional notes were issued under an indenture, dated as of October 10, 2003, under which $175.0 million in aggregate principal amount of notes of the same series were previously issued.

     On the same date that we issued the $50.0 million additional 9.625% Senior Notes (April 21, 2005), we issued a redemption notice for $65.0 million of our 10.125% Senior Notes at the redemption price of 105.0625 percent. The redemption will close on May 21, 2005, and will be funded by the net proceeds of the $50.0 million additional 9.625% Senior Notes and cash on hand.

     We had total long-term debt of $456.0 million as of March 31, 2005. The long-term debt included:

     o $131.0 million aggregate principal amount of 10.125% Senior Notes, which are due November 15, 2009;

     o $150.0 million aggregate principal amount of Senior Floating Rate Notes bearing interest at a rate of LIBOR plus 4.75%, which are due September 1, 2010; and

     o $175.0 million aggregate principal amount of 9.625% Senior Notes, which are due October 1, 2013.

     As of March 31, 2005, we had approximately $96.0 million of liquidity. This liquidity was comprised of $66.3 million of cash and cash equivalents on hand and $29.7 million of availability under the revolving credit facility.

     The following table summarizes our future contractual cash obligations.

                                                            Less than                                   More than
                                              Total          1 Year      Years 2 - 3    Years 4 - 5      5 Years
                                           ------------   ------------   ------------   ------------   ------------
                                                                    (Dollars in Thousands)
Contractual cash obligations:
  Long-term debt - principal(1)            $    455,608   $        -     $        -     $    130,608   $    325,000
  Long-term debt - interest(1)                  286,168         41,630         82,494         80,801         81,243
  Operating leases(2)                            14,681          5,103          5,361          3,179          1,038
                                           ------------   ------------   ------------   ------------   ------------
Total contractual obligations              $    756,457   $     46,733   $     87,855   $    214,588   $    407,281
                                           ============   ============   ============   ============   ============

Commercial commitments:
  Revolving credit facility(3)             $        -     $        -     $        -     $        -     $        -
  Standby letters of credit(3)                   10,310         10,310            -              -              -
                                           ------------   ------------   ------------   ------------   ------------
Total commercial commitments(4)            $     10,310   $     10,310   $        -     $        -     $        -
                                           ============   ============   ============   ============   ============

(1) Long-term debt includes the principal and interest cash obligations of the 9.625% Senior Notes, the 10.125% Senior Notes and the Senior Floating Rate Notes. The unamortized premiums of $0.3 million at March 31, 2005 related to the 10.125% Senior Notes are not included in the contractual cash obligations schedule. Some of the interest on the Senior Floating Rate Notes has been hedged through variable-to-fixed interest rate swap agreements. The issuer (Bank of America, N.A.) of each swap has the option to extend each swap for an additional two years at the termination of the initial swap period. For this table, the highest interest rate currently hedged is used in calculating the interest on future floating rate periods.

(2) Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3) We have a $40.0 million revolving credit facility. As of March 31, 2005 there was no draw down on the credit facility, but $10.3 million of availability has been used to support letters of credit that have been issued, resulting in an estimated $29.7 million availability. The revolving credit facility expires in December 2007.

     We do not have any unconsolidated special-purpose entities, off-balance-sheet financing arrangements or guarantees of third-party financial obligations. We have no energy or commodity contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use derivative instruments to manage risks associated with interest rate fluctuations in connection with our $150.0 million Senior Floating Rate Notes. Derivative instruments, which consist of two variable-to-fixed interest rate swaps, do not meet the hedge criteria in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and are therefore not designated as hedges. Accordingly, the change in the fair value of the interest rate swaps is recognized currently in earnings.

     As of March 31, 2005, we had the following derivative instruments outstanding related to our interest rate swaps, which are included in "Other noncurrent assets":

  Swap           Effective             Termination        Notional           Floating            Fixed      Fair
Agreement           Date                  Date             Amount              Rate               Rate      Value
---------     -----------------     -----------------     --------     ---------------------     -----      -----
                                                 (Dollars in Thousands)
    1         September 1, 2005     September 2, 2008     $ 50,000     Three-month LIBOR          8.83%     $ 332
                                                                       plus 475 basis points

    1         September 1, 2005     September 4, 2007     $ 50,000     Three-month LIBOR          8.48%       480
                                                                       plus 475 basis points                -----
                                                                                                            $ 812
                                                                                                            =====

     ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We perform evaluations under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2005.

     Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2005 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On March 11, 2005, we purchased 78,049 shares of our stock at a price per share of $5.77 from executives resulting from the vesting of a portion of a restricted stock grant issued in July 2003. Upon vesting of the restricted shares a tax withholding obligation to us from the executives was satisfied by delivering back some of the shares on which the restrictions had lapsed.

                                                                   Total Number         Maximum Number
                                                               of Shares Purchased    of Shares That May
                                                               as Part of Publicly     Yet be Purchased
                   Total Number of         Average Price         Announced Plans        Under the Plans
     Date          Shares Purchased        Paid Per Share           or Programs           or Programs
--------------   --------------------   --------------------   --------------------   ------------------
March 11, 2005                 78,049   $               5.77                    -                    -

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held on April 27, 2005, there were represented in person or by proxy, 85,152,957 shares out of 95,464,865 entitled to vote as of March 10, 2005, the record date, constituting a quorum.

The three matters voted upon at the Annual Meeting were:

     1. Election of Directors: The Stockholders elected three Class III directors to the board of directors of Parker Drilling Company to serve for a three-year term, until 2008:

                  Robert L. Parker
                             Votes cast in favor:              75,108,467
                             Votes withheld:                   10,044,490

                  Robert L. Parker Jr.
                             Votes cast in favor:              75,237,765
                             Votes withheld:                    9,915,192

                  Roger B. Plank
                             Votes cast in favor:              75,447,257
                             Votes withheld:                    9,705,700

     2.   Approval of the Parker Drilling Company 2005 Long-Term Incentive Plan:

                             Votes cast in favor:              40,235,908
                             Votes against:                    17,619,298
                             Votes withheld:                      289,290

     3. Election of independent accountants: PricewaterhouseCoopers LLP was approved as the independent accountants for 2005 with:

                             Votes cast in favor:              83,615,298
                             Votes against:                     1,104,023
                             Votes withheld:                      433,636

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

     (a)      Exhibits:
              The following exhibits are filed as a part of this report:

   Exhibit
   Number           Description
   ------------     ---------------------------------------------------------------------------------
   10.1             Parker Drilling Company 2005 Long-Term Incentive Plan (incorporated herein by reference to Annex E of the Company's 2005 Proxy Statement filed March 25, 2005)

   10.2             Form of Restricted Stock Award Agreement (incorporated herein by reference to
                    Exhibit 10.2 to the Company's 8-K filed May 3, 2005)

   10.3             Form of Performance-Based Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to the Company's 8-K filed May 3, 2005)

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


                                      Parker Drilling Company
                                      -----------------------

                                             Registrant


Date: May 6, 2005


                                      By: /s/ James W. Whalen
                                          --------------------------------------
                                          James W. Whalen
                                          Senior Vice President and
                                          Chief Financial Officer



                                      By: /s/ W. Kirk Brassfield
                                          --------------------------------------
                                          W. Kirk Brassfield
                                          Vice President, Finance and Accounting

                        INDEX TO EXHIBITS


Exhibit
Number                  Description
--------------          ------------------------------------------------------------------------------------------
10.1                    Parker Drilling Company 2005 Long-Term Incentive Plan (incorporated herein by reference to
                        Annex E of the Company's 2005 Proxy Statement filed March 25, 2005)

10.2                    Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's 8-K filed May 3, 2005)

10.3                    Form of Performance-Based Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to the Company's 8-K filed May 3, 2005)

15                      Letter re Unaudited Interim Financial Information

31.1                    Section 302 Certification - Chief Executive Officer

31.2                    Section 302 Certification - Chief Financial Officer

32.1                    Section 906 Certification - Chief Executive Officer

32.2                    Section 906 Certification - Chief Financial Officer