Form 10-Q
period 2005-06-30
PARKER DRILLING CO /DE/
filed 2005-08-09
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number 1-7573
PARKER DRILLING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	73-0618660

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
1401 Enclave Parkway, Suite 600, Houston, Texas 77077

(Address of principal executive offices) (Zip code)
(281) 406-2000

(Registrant’s telephone number, including area code)
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
Yes ☑ No ☐
     As of July 29, 2005, 97,058,834 common shares were outstanding.

PARKER DRILLING COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$70,984	$44,267
Accounts and notes receivable, net	122,077	99,315
Rig materials and supplies	17,426	19,206
Deferred costs	9,388	13,546
Other current assets	12,215	9,818

Total current assets	232,090	186,152

Property, plant and equipment less accumulated depreciation and amortization of $554,769 at June 30, 2005 and $610,485 at December 31, 2004	357,465	382,824

Assets held for sale	9,050	23,665

Goodwill	107,606	107,606

Other noncurrent assets	22,345	26,343

Total assets	$728,556	$726,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$24
Accounts payable and accrued liabilities	82,190	72,625
Accrued income taxes	14,650	14,704

Total current liabilities	96,840	87,353

Long-term debt	446,107	481,039
Other long-term liabilities	8,160	9,281
Contingency (Note 8)	—	—

Stockholders’ equity:
Common stock	16,163	15,833
Capital in excess of par value	449,968	441,085
Unamortized restricted stock plan compensation	(5,508)	(718)
Accumulated deficit	(283,174)	(307,283)

Total stockholders’ equity	177,449	148,917

Total liabilities and stockholders’ equity	$728,556	$726,590

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Drilling and rental revenues:
U.S. drilling	$31,110	$20,662	$58,227	$40,421
International drilling	78,301	50,515	150,473	106,552
Rental tools	24,543	16,704	45,497	31,807

Total drilling and rental revenues	133,954	87,881	254,197	178,780

Drilling and rental operating expenses:
U.S. drilling	18,838	12,506	33,226	25,197
International drilling	59,697	38,503	115,500	78,394
Rental tools	8,951	6,712	17,136	13,325
Depreciation and amortization	17,146	16,544	34,022	32,793

Total drilling and rental operating expenses	104,632	74,265	199,884	149,709

Drilling and rental operating income	29,322	13,616	54,313	29,071

General and administration expense	(6,400)	(6,992)	(13,376)	(13,034)
Provision for reduction in carrying value of certain assets	—	(6,558)	—	(6,558)
Gain on disposition of assets, net	15,898	346	16,450	1,069

Total operating income	38,820	412	57,387	10,548

Other income and (expense):
Interest expense	(10,759)	(13,468)	(21,815)	(26,875)
Changes in fair value of derivative positions	(1,538)	—	69	—
Interest income	550	183	788	432
Loss on extinguishment of debt	(3,298)	(262)	(4,727)	(578)
Minority interest	521	(225)	1,290	(515)
Other	(616)	755	(622)	838

Total other income and (expense)	(15,140)	(13,017)	(25,017)	(26,698)

Income (loss) before income taxes	23,680	(12,605)	32,370	(16,150)
Income tax expense	3,486	3,417	8,338	7,466

Income (loss) from continuing operations	20,194	(16,022)	24,032	(23,616)

Discontinued operations	(14)	2,497	77	5,227

Net income (loss)	$20,180	$(13,525)	$24,109	$(18,389)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.21	$(0.17)	$0.25	$(0.25)
Discontinued operations	$—	$0.03	$—	$0.05
Net income (loss)	$0.21	$(0.14)	$0.25	$(0.20)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.21	$(0.17)	$0.25	$(0.25)
Discontinued operations	$—	$0.03	$—	$0.05
Net income (loss)	$0.21	$(0.14)	$0.25	$(0.20)

Number of common shares used in computing earnings per share:
Basic	95,691,205	94,029,536	95,321,850	93,812,055
Diluted	96,935,113	94,029,536	96,516,790	93,812,055
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$24,109	$(18,389)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34,022	32,793
Gain on disposition of assets	(16,450)	(1,069)
Gain on disposition of marketable securities	—	(762)
Provision for reduction in carring value of certain assets	—	6,558
Expenses not requiring cash	2,700	4,140
Discontinued operations	25	51
Change in operating assets and liabilities	4,976	(17,483)

Net cash provided by operating activities	49,382	5,839

Cash flows from investing activities:
Capital expenditures	(32,641)	(15,659)
Proceeds from the sale of assets	41,543	1,407
Proceeds from insurance claims	—	27,000
Proceeds from sale of marketable securities	—	1,377

Net cash provided by investing activities	8,902	14,125

Cash flows from financing activities:
Proceeds from issuance of debt	55,500	—
Principal payments under debt obligations	(90,025)	(45,735)
Proceeds from stock options exercised	2,958	277

Net cash used in financing activities	(31,567)	(45,458)

Net change in cash and cash equivalents	26,717	(25,494)

Cash and cash equivalents at beginning of period	44,267	67,765

Cash and cash equivalents at end of period	$70,984	$42,271

Supplemental cash flow information:
Interest paid	$21,337	$25,551
Income taxes paid	$7,454	$8,723
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.	General – In the opinion of the management of Parker Drilling Company (the “Company”), the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of June 30, 2005 and December 31, 2004, (2) the results of operations for the three and six months ended June 30, 2005 and 2004, and (3) cash flows for the six months ended June 30, 2005 and 2004. Results for the six months ended June 30, 2005 are not necessarily indicative of the results that will be realized for the year ending December 31, 2005. The financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2004.

Our independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the Public Company Accounting Oversight Board (United States). Pursuant to Rule 436(c) under the Securities Act of 1933, the independent registered public accounting firm’s report of that review should not be considered a report within the meaning of Section 7 and 11 of that Act, and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

Stock-Based Compensation – Our stock-based employee compensation plans are accounted for under the recognition and measurement principles of the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost related to stock options granted is reflected in net income (loss), as all options granted under the plan had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123 to eliminate the alternative under the original statement to account for share-based employee compensation using APB Opinion No. 25 and set the effective date for interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule for public companies that defers the effective date of SFAS No. 123R to annual periods beginning after June 15, 2005. We plan to adopt the provisions of the Statement on January 1, 2006 using the modified prospective method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands, Except Per Share Amounts)
Net income (loss) as reported	$20,180	$(13,525)	$24,109	$(18,389)

Stock-based compensation expense included in net income (loss) as reported	437	290	1,313	1,313

Stock-based compensation expense determined under fair value method	(499)	(414)	(1,455)	(1,694)

Net income (loss) pro forma	$20,118	$(13,649)	$23,967	$(18,770)

Basic earnings (loss) per share:
Net income (loss) as reported	$0.21	$(0.14)	$0.25	$(0.20)

Net income (loss) pro forma	$0.21	$(0.14)	$0.25	$(0.20)

Diluted earnings (loss) per share:
Net income (loss) as reported	$0.21	$(0.14)	$0.25	$(0.20)

Net income (loss) pro forma	$0.21	$(0.14)	$0.25	$(0.20)
Expected volatility 51.1% June 30, 2005; risk free rate 3.38% in 2005
Expected volatility 59.5% June 30, 2004; risk free rate 3.89% in 2004

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
Stock-Based Compensation (continued)
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions noted above for the three and six months ended June 30, 2005 and 2004. We assume no dividend yield and that the expected lives of the options range from three to seven years.

2.	Earnings Per Share (“EPS”)

	Three Months Ended June 30, 2005
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Income from continuing operations	$20,194,000	95,691,205	$0.21
Discontinued operations	(14,000)		—

Net income	$20,180,000		$0.21

Effect of dilutive securities:
Stock options	—	1,243,908	—

Diluted EPS:
Income from continuing operations	$20,194,000	96,935,113	$0.21
Discontinued operations	(14,000)		—

Net income	$20,180,000		$0.21

	Six Months Ended June 30, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Income from continuing operations	$24,032,000	95,321,850	$0.25
Discontinued operations	77,000		—

Net income	$24,109,000		$0.25

Effect of dilutive securities:
Stock options	—	1,194,940	—

Diluted EPS:
Income from continuing operations	$24,032,000	96,516,790	$0.25
Discontinued operations	77,000		—

Net income	$24,109,000		$0.25

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
2.	Earnings Per Share (“EPS”) (continued)

	Three Months Ended June 30, 2004
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss from continuing operations	$(16,022,000)	94,029,536	$(0.17)
Discontinued operations	2,497,000		0.03

Net loss	$(13,525,000)		$(0.14)

Effect of dilutive securities:
Stock options	—	—	—

Diluted EPS:
Loss from continuing operations	$(16,022,000)	94,029,536	$(0.17)
Discontinued operations	2,497,000		0.03

Net loss	$(13,525,000)		$(0.14)

	Six Months Ended June 30, 2004
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss from continuing operations	$(23,616,000)	93,812,055	$(0.25)
Discontinued operations	5,227,000		0.05

Net loss	$(18,389,000)		$(0.20)

Effect of dilutive securities:
Stock options	—	—	—

Diluted EPS:
Loss from continuing operations	$(23,616,000)	93,812,055	$(0.25)
Discontinued operations	5,227,000		0.05

Net loss	$(18,389,000)		$(0.20)

Options to purchase 3,080,500 shares of common stock with exercise prices ranging from $6.07 to $12.19 per share were outstanding during the three months ended June 30, 2005, and options to purchase 4,071,977 shares of common stock with exercise prices ranging from $5.58 to $12.19 per share were outstanding during the six months ended June 30, 2005, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. For the three and six months ended June 30, 2004, options to purchase 9,238,406 shares of common stock at prices ranging from $1.96 to $12.19 per share were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the periods. As of June 30, 2004, we had outstanding $64,394,000 of 5.5% Convertible Subordinated Notes which were convertible into 4,184,146 shares of common stock at $15.39 per share. The notes were outstanding since their issuance in July 1997 but were not included in the computation of diluted EPS because the assumed conversion of the notes would have had an anti-dilutive effect on EPS. The 5.5% Convertible Subordinated Notes were retired on August 2, 2004.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
3.	Business Segments – The primary services we provide are as follows: U.S. drilling, international drilling and rental tools. Information regarding our operations by reportable segment for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$31,110	$20,662	$58,227	$40,421
International drilling	78,301	50,515	150,473	106,552
Rental tools	24,543	16,704	45,497	31,807

Total drilling and rental revenues	$133,954	$87,881	$254,197	$178,780

Drilling and rental operating income:
U.S. drilling	$7,269	$3,432	$15,362	$5,744
International drilling	10,556	3,652	18,438	11,796
Rental tools	11,497	6,532	20,513	11,531

Total drilling and rental operating income	29,322	13,616	54,313	29,071

General and administrative expense	(6,400)	(6,992)	(13,376)	(13,034)
Provision for reduction in carrying value of certain assets	—	(6,558)	—	(6,558)
Gain on disposition of assets, net	15,898	346	16,450	1,069

Total operating income	38,820	412	57,387	10,548

Interest expense	(10,759)	(13,468)	(21,815)	(26,875)
Changes in fair value of derivative positions	(1,538)	—	69	—
Loss on extinguishment of debt	(3,298)	(262)	(4,727)	(578)
Other	455	713	1,456	755

Income (loss) before income taxes	$23,680	$(12,605)	$32,370	$(16,150)

4.	Discontinued Operations – Discontinued operations for the three and six months ended June 30, 2004 includes results of operations for U.S. Gulf of Mexico offshore assets consisting of seven jackup rigs and four platform rigs. Under a plan approved by our board of directors in June 2003, nine of the rigs were sold in the third quarter of 2004 and one was sold in January 2005. Jackup rig 14 was damaged in September 2003 when it malfunctioned and became partially submerged. We received a total loss settlement of $27.0 million, of which $24.3 million was received in March 2004. The remaining $2.7 million was received in April 2004. The cost incurred to tow the rig to the port and pay for the damage assessment approximated $4.0 million resulting in net insurance proceeds of approximately $23.0 million. The net book value of jackup rig 14 was $17.7 million at March 31, 2004. In compliance with Generally Accepted Accounting Principles (“GAAP”), we were required to recognize the gain on insurance proceeds in excess of the net book value of the asset. When considered separately from the other U.S. Gulf of Mexico offshore disposal group, this resulted in a gain of approximately $5.3 million. After considering the impact of the gain, we determined that the overall valuation of the U.S. Gulf of Mexico offshore group was unchanged from the fair value assessment at June 30, 2003. As a result, we recognized an additional impairment of $5.3 million which, along with the gain, was reported in discontinued operations during the first quarter of 2004. The six months ended June 30, 2005, includes the operations of the last jackup rig prior to its sale on January 3, 2005.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
4.	Discontinued Operations (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
U.S. jackup and platform drilling revenues	$—	$11,859	$193	$24,258

Income (loss) from discontinued operations	$(14)	$2,497	$77	$5,227

5.	Income Tax Expense – Income tax expense from operations consists of foreign tax expense of $3.5 million for the second quarter of 2005 as compared to foreign tax expense of $3.4 million for the second quarter of 2004. For the first six months of 2005 and 2004, foreign income tax expense from operations consists of $8.3 million and $7.5 million, respectively. The $0.1 million and $0.8 million increases in foreign income taxes during the current three and six-month periods were primarily due to taxes on the sale of our Latin America operations and increases in Mexico and Papua New Guinea taxes, offset by a reduction in tax for Kazakhstan and New Zealand upon confirmation of allowable expenses for filing the prior year’s tax return.

6.	Long-Term Debt

	June 30, 2005	December 31, 2004
	(Dollars in Thousands)
Senior Notes:
Interest rate 10.125%, due 2009	$65,769	$156,039
Interest rate floating (LIBOR + 4.75%), due 2010	150,000	150,000
Interest rate 9.625%, due 2013	230,338	175,000

Capital Lease	—	24

Total debt	446,107	481,063
Less current portion	—	24

Total long-term debt	$446,107	$481,039

On February 7, 2005, we retired $25.0 million face value of our 10.125% Senior Notes pursuant to a redemption notice dated January 6, 2005 at the redemption price of 105.0625 percent. The $21.5 million in proceeds from the sale of jackup rig 25 and cash on hand were used to fund the redemption.

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

On April 21, 2005, we issued a redemption notice to retire $65.0 million of our 10.125% Senior Notes at the redemption price of 105.0625 percent. The redemption date was May 21, 2005 and was funded by the net proceeds of the $50.0 million additional 9.625% Senior Notes and cash on hand.

Our current $40.0 million credit facility is available for general corporate purposes and to fund reimbursement obligations of letters of credit that banks issue on our behalf pursuant to the terms of the credit facility. Availability under the revolving credit facility is subject to a borrowing base limitation of 85 percent of eligible receivables plus a value for eligible rental tools equipment. The credit facility calls for a borrowing base calculation only when the credit facility has outstanding loans or letters of credit totaling at least $25.0 million. As of June 30, 2005, there were $10.3 million letters of credit outstanding and no loans.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
6.	Long-Term Debt (continued)

On June 16, 2005, we issued a redemption notice to retire $30.0 million of our 10.125% Senior Notes at the redemption price of 105.0625 percent. The redemption was July 16, 2005 and was funded by the net proceeds from the sale of our Latin America rigs and cash on hand.

7.	Derivative Instruments – We use derivative instruments to manage risks associated with interest rate fluctuations in connection with our $150.0 million Senior Floating Rate Notes. Derivative instruments, which consist of variable-to-fixed interest rate swaps, do not meet the hedge criteria in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are therefore not designated as hedges. Accordingly, the change in the fair value of the interest rate swaps is recognized currently in earnings.

As of June 30, 2005, we had the following derivative instruments outstanding related to our interest rate swaps, which are included in “Other long-term liabilities”:

Effective	Termination	Notional	Floating	Fixed	Fair
Date	Date	Amount	Rate	Rate	Value
September 1, 2005	September 2, 2008	$50,000	Three-month LIBOR plus 475 basis points	8.83%	$(622)
September 1, 2005	September 4, 2007	$50,000	Three-month LIBOR plus 475 basis points	8.48%	(104)

					$(726)

8.	Contingency – As previously reported, the Kazakhstan branch (“PKD Kazakhstan”) of Parker Drilling Company International Limited (“PDCIL”) prevailed on its appeal arising out of an audit assessment of approximately $29.0 million by the Ministry of State Revenues of Kazakhstan (“MSR”) based on payments PDCIL received from the operator to upgrade barge rig 257. The MSR did not appeal this ruling within the time required for a supervisory appeal, but in February 2005 filed an application for re-hearing based on new evidence. PKD Kazakhstan has filed an objection to this application for rehearing. The Supreme Court of Kazakhstan issued an order on April 12, 2005, declining the Ministry of Finance of Kazakhstan’s (“MinFin”) application for re-hearing.

In a related matter, based on its interpretation of the initial ruling of the Kazakhstan Supreme Court, MinFin made a claim on March 10, 2003 for corporate income taxes based primarily on the disallowance of depreciation of the full value of barge rig 257 in the income tax returns of PKD Kazakhstan for the years 1999-2001. PKD Kazakhstan instituted legal proceedings to challenge the validity of these claims by MinFin, which ultimately resulted in the Supreme Court confirming the decision of the Astana City Court, which earlier had ruled that approximately $7.7 million of the claims of MinFin, all of which have been expensed in prior periods, are valid and payable upon receipt of the re-issuance of the corrected notice from the relevant taxing authority. MinFin has not issued a corrected notice; however, on or about August 2004, Atyrau Tax Committee (“ATC”), the tax reporting authority over PKD Kazakhstan reduced PKD Kazakhstan’s available credits by approximately $7.1 million and on or about March 2005, ATC reduced PKD Kazakhstan’s available credits by the remaining balance due of $0.6 million. While the Supreme Court disallowed depreciation for the years 1999-2001, the judgment does allow PKD Kazakhstan to depreciate the full value of barge rig 257 on its tax returns beginning in 2002, which will reduce taxable income and taxes to be paid during periods in which depreciation is allowed based on the full value. We continue to pursue our petition with the U.S. Treasury Department for Competent Authority review, which is a tax treaty procedure to resolve disputes as to which country may tax income covered under the treaty. The U.S. Treasury Department has granted our petition and has initiated proceedings with the MSR which are ongoing. We are continuing to pursue this petition to forestall future appeals by the MSR.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
9.	Recent Accounting Pronouncements – In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. We will adopt this standard effective January 1, 2006 and we do not expect any impact on our consolidated financial statements.

10.	Disposition of Assets – On May 6, 2005 we entered into definitive agreements with affiliates of Saxon Energy Services, Inc. (“Saxon”) to sell our seven remaining land rigs and related assets in Colombia and Peru for a total purchase price of $34 million. During the second quarter, we closed on the sale of four of the rigs and related assets and recognized an after-tax gain of $4.2 million on the sale of the rigs. The remaining three rigs were classified as “Assets held for sale” in June 2005 and we expect to close on the sale in the third quarter.

On June 24, 2005, a well control incident occurred on rig 255 while operating under contract in Bangladesh, resulting in the total loss of the drilling unit. Net insurance proceeds to be received in excess of the book value of assets destroyed resulted in a gain of $8.2 million, which was recognized in the second quarter of 2005.

11.	Subsequent Event – On July 8, 2005, barge rig 57 was being towed to safe harbor to avoid a hurricane, when it overturned. All personnel onboard the barge rig were safely evacuated with no injuries and no claims have been reported. On July 28, 2005, the United States Coast Guard and other federal, state and local agencies approved our plan to recover the barge. Once recovery has occurred, the rig will be taken to the shipyard for repairs. The rig is expected to return to service toward the end of the fourth quarter 2005 or early first quarter 2006. Based on information currently available, we do not anticipate a material financial impact from the incident.

12.	Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements – Set forth on the following pages are the unaudited consolidating condensed financial statements of (i) Parker Drilling, (ii) our restricted subsidiaries that are guarantors of the Senior Notes and (iii) our restricted and unrestricted subsidiaries that are not guarantors of the Senior Notes. All of our Senior Notes are guaranteed by substantially all of the restricted subsidiaries of Parker Drilling. There are currently no restrictions on the ability of the restricted subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries.

AralParker (a Kazakhstan closed joint stock company, owned 50 percent by Parker Drilling (Kazakstan) Ltd. and 50 percent by Aralnedra, CJSC), Casuarina Limited (a wholly-owned captive insurance company), KDN Drilling Limited, Mallard Drilling of South America, Inc., Mallard Drilling of Venezuela, Inc., Parker Drilling Investment Company, Parker Drilling (Nigeria) Limited, Parker Drilling Company (Bolivia) S.A., Parker Drilling Company Kuwait Limited, Parker Drilling Company Limited (Bahamas), Parker Drilling Company of New Zealand Limited, Parker Drilling Company of Sakhalin, Parker Drilling de Mexico S. de R.L. de C.V., Parker Drilling International of New Zealand Limited, Parker Drilling Tengiz, Ltd., Parker TNK, PD Servicios Integrales, S. de R.L. de C.V., PKD Sales Corporation, Parker SMNG Drilling Limited Liability Company (owned 50 percent by Parker Drilling Company International, Inc.) and Universal Rig Leasing B.V. are all non-guarantor subsidiaries. We are providing unaudited consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004. The condensed consolidating financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting and includes a change to the 2004 presentation between the parent and guarantor columns of the consolidating condensed statement of cash flows from that which was previously reported.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	June 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$46,611	$6,259	$18,114	$—	$70,984
Accounts and notes receivable, net	186,649	125,599	39,325	(229,496)	122,077
Rig materials and supplies	—	12,345	5,081	—	17,426
Deferred costs	—	4,256	5,132	—	9,388
Other current assets	3,855	5,504	2,756	100	12,215

Total current assets	237,115	153,963	70,408	(229,396)	232,090

Property, plant and equipment, net	134	390,151	39,265	(72,085)	357,465

Assets held for sale	—	9,050	—	—	9,050

Goodwill	—	107,606	—	—	107,606

Investment in subsidiaries and intercompany advances	445,388	855,279	29,929	(1,330,596)	—

Other noncurrent assets	12,765	8,741	878	(39)	22,345

Total assets	$695,402	$1,524,790	$140,480	$(1,632,116)	$728,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$37,158	$247,473	$42,047	$(244,488)	$82,190
Accrued income taxes	1,358	13,014	278	—	14,650

Total current liabilities	38,516	260,487	42,325	(244,488)	96,840

Long-term debt	446,107	—	—	—	446,107
Other long-term liabilities	(41,253)	48,495	918	—	8,160
Intercompany payables	74,583	591,675	25,464	(691,722)	—

Stockholders’ equity:
Common stock	16,163	39,899	21,251	(61,150)	16,163
Capital in excess of par value	449,968	977,561	33,783	(1,011,344)	449,968
Unamortized restricted stock plan compensation	(5,508)	—	—	—	(5,508)
Retained earnings (accumulated deficit)	(283,174)	(393,327)	16,739	376,588	(283,174)

Total stockholders’ equity	177,449	624,133	71,773	(695,906)	177,449

Total liabilities and stockholders’ equity	$695,402	$1,524,790	$140,480	$(1,632,116)	$728,556

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Drilling and rental revenues	$—	$100,298	$36,540	$(2,884)	$133,954

Drilling and rental operating expenses	—	56,305	34,065	(2,884)	87,486
Depreciation and amortization	—	16,177	969	—	17,146

Drilling and rental operating income	—	27,816	1,506	—	29,322

General and administration expense (1)	(42)	(6,358)	—	—	(6,400)
Gain on disposition of assets, net	—	15,595	303	—	15,898

Total operating income (loss)	(42)	37,053	1,809	—	38,820

Other income and (expense):
Interest expense	(11,950)	(12,340)	(697)	14,228	(10,759)
Changes in fair value of derivative positions	(1,538)	—	—	—	(1,538)
Loss on extinguishment of debt	(3,298)	—	—	—	(3,298)
Other	11,223	2,139	1,321	(14,228)	455
Equity in net earnings of subsidiaries	26,001	—	—	(26,001)	—

Total other income and (expense)	20,438	(10,201)	624	(26,001)	(15,140)

Income (loss) before income taxes	20,396	26,852	2,433	(26,001)	23,680
Income tax expense	216	2,653	617	—	3,486

Income (loss) from continuing operations	20,180	24,199	1,816	(26,001)	20,194
Discontinued operations	—	(14)	—	—	(14)

Net income (loss)	$20,180	$24,185	$1,816	$(26,001)	$20,180

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2004
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Drilling and rental revenues	$—	$72,822	$14,586	$473	$87,881

Drilling and rental operating expenses	—	45,499	11,749	473	57,721
Depreciation and amortization	—	15,435	1,109	—	16,544

Drilling and rental operating income	—	11,888	1,728	—	13,616

General and administrative expense (1)	(43)	(6,949)	—	—	(6,992)
Provision for reduction in carrying value of certain assets	—	(6,558)	—	—	(6,558)
Gain on disposition of assets, net	—	(46,912)	—	47,258	346

Total operating income (loss)	(43)	(48,531)	1,728	47,258	412

Other income and (expense):
Interest expense	(14,211)	(12,126)	(860)	13,729	(13,468)
Loss on extinguishment of debt	(262)	—	—	—	(262)
Other	12,990	14,895	253	(27,425)	713
Equity in net loss of subsidiaries	(11,763)	—	—	11,763	—

Total other income and (expense)	(13,246)	2,769	(607)	(1,933)	(13,017)

Income (loss) before income taxes	(13,289)	(45,762)	1,121	45,325	(12,605)
Income tax expense	236	3,181	—	—	3,417

Income (loss) from continuing operations	(13,525)	(48,943)	1,121	45,325	(16,022)
Discontinued operations	—	2,497	—	—	2,497

Net income (loss)	$(13,525)	$(46,446)	$1,121	$45,325	$(13,525)

(1)	All field operations general and administrative expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Drilling and rental revenues	$—	$189,442	$71,483	$(6,728)	$254,197

Drilling and rental operating expenses	—	104,213	68,388	(6,739)	165,862
Depreciation and amortization	—	32,088	1,934	—	34,022

Drilling and rental operating income	—	53,141	1,161	11	54,313

General and administration expense (1)	(84)	(13,292)	—	—	(13,376)
Gain on disposition of assets, net	—	15,942	508	—	16,450

Total operating income (loss)	(84)	55,791	1,669	11	57,387

Other income and (expense):
Interest expense	(24,198)	(24,627)	(1,452)	28,462	(21,815)
Changes in fair value of derivative positions	69	—	—	—	69
Loss on extinguishment of debt	(4,727)	—	—	—	(4,727)
Other	22,862	4,256	2,811	(28,473)	1,456
Equity in net earnings of subsidiaries	30,609	—	—	(30,609)	—

Total other income and (expense)	24,615	(20,371)	1,359	(30,620)	(25,017)

Income (loss) before income taxes	24,531	35,420	3,028	(30,609)	32,370
Income tax expense	422	5,484	2,432	—	8,338

Income (loss) from continuing operations	24,109	29,936	596	(30,609)	24,032
Discontinued operations	—	77	—	—	77

Net income (loss)	$24,109	$30,013	$596	$(30,609)	$24,109

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2004
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Drilling and rental revenues	$—	$148,593	$29,177	$1,010	$178,780

Drilling and rental operating expenses	—	92,279	23,627	1,010	116,916
Depreciation and amortization	—	30,458	2,335	—	32,793

Drilling and rental operating income	—	25,856	3,215	—	29,071

General and administrative expense (1)	136	(13,170)	—	—	(13,034)
Provision for reduction in carrying value of certain assets	—	(6,558)	—	—	(6,558)
Gain on disposition of assets, net	—	(46,189)	—	47,258	1,069

Total operating income (loss)	136	(40,061)	3,215	47,258	10,548

Other income and (expense):
Interest expense	(28,810)	(23,662)	(1,774)	27,371	(26,875)
Loss on extinguishment of debt	(578)	—	—	—	(578)
Other	25,311	2,476	347	(27,379)	755
Equity in net loss of subsidiaries	(13,968)	—	—	13,968	—

Total other income and (expense)	(18,045)	(21,186)	(1,427)	13,960	(26,698)

Income (loss) before income taxes	(17,909)	(61,247)	1,788	61,218	(16,150)
Income tax expense	480	6,986	—	—	7,466

Income (loss) from continuing operations	(18,389)	(68,233)	1,788	61,218	(23,616)
Discontinued operations	—	5,227	—	—	5,227

Net income (loss)	$(18,389)	$(63,006)	$1,788	$61,218	$(18,389)

(1)	All field operations general and administrative expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Month Ended June 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$24,109	$30,013	$596	$(30,609)	$24,109
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	32,088	1,934	—	34,022
Gain on disposition of assets	—	(15,942)	(508)	—	(16,450)
Expenses not requiring cash	2,100	600	—	—	2,700
Equity in net earnings of subsidiaries	(30,609)	—	—	30,609	—
Discontinued operations	—	25	—	—	25
Change in operating assets and liabilities	(8,463)	12,713	726	—	4,976

Net cash provided by (used in) operating activities	(12,863)	59,497	2,748	—	49,382

Cash flows from investing activities:
Capital expenditures	—	(29,416)	(3,225)	—	(32,641)
Proceeds from the sale of assets	—	40,119	1,424	—	41,543

Net cash provided by (used in) investing activities	—	10,703	(1,801)	—	8,902

Cash flows from financing activities:
Proceeds from issuance of debt	55,500				55,500
Principal payments under debt obligations	(90,025)	—	—	—	(90,025)
Proceeds from stock options exercised	2,958	—	—	—	2,958
Intercompany advances, net	74,364	(71,879)	(2,485)	—	—

Net cash provided by (used in) financing activities	42,797	(71,879)	(2,485)	—	(31,567)

Net increase (decrease) in cash and cash equivalents	29,934	(1,679)	(1,538)	—	26,717

Cash and cash equivalents at beginning of year	16,677	7,938	19,652	—	44,267

Cash and cash equivalents at end of period	$46,611	$6,259	$18,114	$—	$70,984

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2004
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(18,389)	$(63,006)	$1,788	$61,218	$(18,389)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	30,458	2,335	—	32,793
Gain on disposition of assets	—	46,189	—	(47,258)	(1,069)
Gain on sale of marketable securities	(762)	—	—	—	(762)
Provision for reduction in carrying value of certain assets	—	6,558	—	—	6,558
Expenses not requiring cash	3,539	606	(5)	—	4,140
Equity in net loss of subsidiaries	13,968	—	—	(13,968)	—
Discontinued operations	—	51	—	—	51
Change in operating assets and liabilities	697	(18,801)	613	8	(17,483)

Net cash provided by (used in) operating activities	(947)	2,055	4,731	—	5,839

Cash flows from investing activities:
Capital expenditures	—	(15,350)	(309)	—	(15,659)
Proceeds from the sale of assets	—	1,407	—	—	1,407
Proceeds from insurance settlement	—	27,000	—	—	27,000
Proceeds from sale of marketable securities	1,377	—	—	—	1,377

Net cash provided by (used in) investing activities	1,377	13,057	(309)	—	14,125

Cash flows from financing activities:
Principal payments under debt obligations	(45,831)	96	—	—	(45,735)
Proceeds from stock options exercised	277	—	—	—	277
Intercompany advances, net	20,962	(12,356)	(8,606)	—	—

Net cash used in financing activities	(24,592)	(12,260)	(8,606)	—	(45,458)

Net increase (decrease) in cash and cash equivalents	(24,162)	2,852	(4,184)	—	(25,494)

Cash and cash equivalents at beginning of year	53,055	7,806	6,904	—	67,765

Cash and cash equivalents at end of period	$28,893	$10,658	$2,720	$—	$42,271

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Parker Drilling Company
     We have reviewed the accompanying consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of June 30, 2005, and the related consolidated condensed statements of operations for the three and six-month periods ended June 30, 2005 and 2004 and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report (which contains an explanatory paragraph for a change in accounting for goodwill) dated March 15, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Houston, Texas
August 8, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In this Quarterly Report on Form 10-Q, the terms “Parker Drilling,” “we,” “us” and “our” refer to Parker Drilling Company, its subsidiaries and the consolidated joint ventures, unless the context requires otherwise.
     This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-Q, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:
*	prices and demand for oil and natural gas;

*	levels of oil and natural gas exploration and production activities;

*	demand for contract drilling and drilling-related services and demand for rental tools;

*	our future operating results;

*	our future rig utilization, rig dayrates and rental tools activity;

*	our future capital expenditures and investments in the acquisition and refurbishment of rigs and equipment;

*	our future liquidity;

*	availability and sources of funds to reduce our debt and expectations of when debt will be reduced;

*	future sales of our assets;

*	the outcome of pending legal proceedings;

*	our recovery of insurance proceeds with respect to damage to our rigs and equipment;

*	compliance with covenants under our credit facilities; and

*	expansion and growth of our operations.
     In some cases, you can identify these statements by words that indicate future events such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although our management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as any other cautionary language in this Form 10-Q and other documents referenced herein, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:
*	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business;

*	the U.S. economy and the demand for natural gas;

*	fluctuations in the market prices of oil and gas;

*	imposition of unanticipated trade restrictions;

*	unanticipated operating hazards and uninsured risks;

*	political instability, terrorism or war;

*	governmental regulations, including changes in tax laws or ability to remit funds to the U.S., that adversely affect the cost of doing business;

*	adverse environmental events;

*	adverse weather conditions;

*	changes in the concentration of customer and supplier relationships;

*	unexpected cost increases for upgrade and refurbishment projects;

*	delays in obtaining components for capital projects;

*	shortages of skilled labor;

*	unanticipated cancellation of contracts by operators without cause;

*	breakdown of equipment and other operational problems;

*	changes in competition; and

*	other similar factors (some of which are discussed in documents referred to in this Form 10-Q).
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

OUTLOOK AND OVERVIEW
     Our return to profitability in the first quarter has not only continued but accelerated in the second quarter of 2005 as record oil and gas prices favorably impacted utilization and dayrates for most of our drilling operations and rental tools business. Improved market conditions, fueled to a substantial degree by strong demand and uncertainty regarding adequate supply, have enabled us to increase utilization each quarter since the third quarter of 2003. We anticipate that these market conditions should keep energy pricing favorable throughout 2005.
     Outlook for all of our operating segments continues to be positive. Our eight rigs in Mexico have operated at 100 percent utilization all year and are under contract through most of 2006. Operations in the U.S. Gulf of Mexico region achieved 79 percent utilization in the second quarter and the high level of utilization in this market has continued to drive further increases in dayrates, which we anticipate will continue through at least the end of 2005. We expect our customer using barge rig 257 in the Caspian Sea to exercise the option for an additional four wells after completion of our existing two-well contract, extending work on barge rig 257 through 2006. In Russia, the Orlan platform departed its construction site in Korea and is currently undergoing commissioning offshore Sakhalin Island. Our five-year operations and maintenance (“O&M”) contract with Exxon Neftegas Limited (“ENL”) on this platform is expected to begin in late August. Rig 236 has arrived in Turkmenistan where operations on a three-year contract are targeted to begin late August, increasing our presence in Turkmenistan to three rigs.
     During the second quarter of 2005, we entered into agreements for the sale of seven of our rigs located in Colombia and Peru, and have closed on the sale of four of the rigs. The three remaining rigs are expected to close during the third quarter. Proceeds from the sales plus cash on hand were used to redeem $30.0 million of our 10.125% Senior Notes in mid-July. In Bangladesh, rig 255 which was under contract to Niko Resources was involved in a well control incident on June 24, 2005, resulting in the total loss of the drilling unit. The rig was insured, and we plan to replace the drilling unit by the end of the first quarter of 2006.
     As of June 30, 2005, we had approximately $100.7 million in liquidity, comprised of $71.0 million cash on hand and $29.7 million of availability under our revolving credit facility. Including the redemption of the $30.0 million of our 10.125% Senior Notes in mid-July, we have reduced debt by approximately $180 million of our $200 million goal. Although we anticipate completing the final $20 million of our debt reduction goal in the near future, we believe our liquidity will continue to increase throughout the remainder of 2005, primarily from operating cash flows.
     On July 8, 2005, as we moved barge rig 57 inland from the Gulf of Mexico in anticipation of an approaching hurricane, the rig overturned. The United States Coast Guard and other federal, state and local authorities have approved our plan to recover the rig and the process has begun. We expect the rig to return to service in late fourth quarter 2005 or early first quarter 2006. Based on information currently available, we do not anticipate a material financial impact from the incident.
     In our second quarter earnings release conference call, we reaffirmed our previously announced guidance of net income per share. Including non-routine items of $0.07 per share through the second quarter of 2005, our guidance for 2005 on a net income per share basis is $0.23 to $0.33 for 2005. However, based on the results achieved in the second quarter, we would expect to be more toward the higher end of the range.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004
     We recorded net income of $20.2 million for the three months ended June 30, 2005, as compared to a net loss of $13.5 million for the three months ended June 30, 2004, which includes income of $2.5 million attributed to discontinued operations.

RESULTS OF OPERATIONS (continued)
     The analysis below begins with a breakdown of the continuing operations followed by a discussion of discontinued operations.

	Three Months Ended June 30,
	2005		2004
		(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$31,110	23%	$20,662	24%
International drilling	78,301	59%	50,515	57%
Rental tools	24,543	18%	16,704	19%

Total drilling and rental revenues	$133,954	100%	$87,881	100%

Drilling and rental operating income:
U.S. drilling gross margin (1)	$12,272	39%	$8,156	39%
International drilling gross margin (1)	18,604	24%	12,012	24%
Rental tools gross margin (1)	15,592	64%	9,992	60%
Depreciation and amortization	(17,146)		(16,544)

Total drilling and rental operating income (2)	29,322		13,616

General and administration expense	(6,400)		(6,992)
Provision for reduction in carrying value of certain assets	—		(6,558)
Gain on disposition of assets, net	15,898		346

Total operating income	$38,820		$412

(1)	Drilling and rental gross margins are computed as drilling and rental revenues less direct drilling and rental operating expenses, excluding depreciation and amortization expense; drilling and rental gross margin percentages are computed as drilling and rental gross margin as a percent of drilling and rental revenues. The gross margin amounts and gross margin percentages should not be used as a substitute for those amounts reported under GAAP. However, we monitor our business segments based on several criteria, including drilling and rental gross margin. Management believes that this information is useful to our investors because it more closely tracks cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

		International
	U.S. Drilling	Drilling	Rental Tools
	(Dollars in Thousands)
Three Months Ended June 30, 2005
Drilling and rental operating income (2)	$7,269	$10,556	$11,497
Depreciation and amortization	5,003	8,048	4,095

Drilling and rental gross margin	$12,272	$18,604	$15,592

Three Months Ended June 30, 2004
Drilling and rental operating income (2)	$3,432	$3,652	$6,532
Depreciation and amortization	4,724	8,360	3,460

Drilling and rental gross margin	$8,156	$12,012	$9,992

(2)	Drilling and rental operating income — drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.

RESULTS OF OPERATIONS (continued)
U.S. Drilling Segment
     The U.S. drilling segment, consisting of 19 barge rigs, continued to experience improvements in both rig utilization and dayrates during the second quarter of 2005 with utilization at 79 percent for the second quarter 2005, up from 67 percent in the second quarter of 2004. As a result, revenues increased $10.4 million in the second quarter of 2005 when compared to the second quarter of 2004. Dayrates increased approximately 27 percent. The increase in revenues was also impacted by the reactivation of workover barge rig 26 during the fourth quarter of 2004 and intermediate barge rig 20 during the third quarter of 2004. In addition, barge rig 72 was relocated to the U.S. segment from Nigeria in the first quarter of 2005, repairs were completed and the rig returned to service in May 2005. We currently have nine deep drilling barges, four intermediate drilling barges and six workover barges in the U.S. Gulf of Mexico market.
     Gross margins in the U.S. drilling segment increased $4.1 million. Gross margins were positively impacted by higher utilization and dayrates which more than offset startup costs of $2.2 million incurred on barge rig 72. Operating expenses increased by $6.3 million during the current quarter as a result of higher utilization, resulting in gross margin percentages of 39 percent for both the second quarter of 2005 and 2004.
International Drilling Segment
     International drilling revenues increased $27.8 million during the current quarter as compared to the second quarter of 2004. Our international land drilling revenues increased $22.0 million and international offshore revenues increased by $5.8 million. The international land drilling increase is primarily attributed to the following:
•	$12.6 million increase in Mexico where our land rigs operated the entire quarter in 2005, but had not yet begun operations in the comparable quarter in 2004;

•	$3.0 million increase in the CIS region, primarily due to increased revenues for reimbursement of costs of $4.6 million and increased rates of $0.2 million on our rig 262 O&M contract and $0.6 million increase on our Orlan O&M contract which was not in effect in the second quarter of 2004. These increases were partially offset by a decline in revenues of $1.6 million in Russia, where rig 236 operated in the second quarter of 2004, but was stacked mid-year 2004, and a decline under our Tengizchevroil (“TCO”) contract of $0.7 million where one less TCO-owned rig worked in 2005 than in 2004;

•	$3.9 million increase in New Zealand where three rigs operated the entire second quarter of 2005 and only one rig operated the entire second quarter of 2004; and

•	$2.8 million increase in Papua New Guinea where we had two rigs operating and two labor contracts in the second quarter of 2005 and one rig operating and two labor contracts in 2004.
     Revenues decreased slightly under our Kuwait labor contract as there were fewer personnel provided in 2005. Operating expenses for the international land operations were consistent with the increase in revenues. Gross margin percentage for the quarter ended June 30, 2005 decreased to 28 percent from 35 percent when compared to the second quarter of 2004 primarily due to higher revenues for reimbursable expenses for which only a five to 10 percent handling fee is charged related to our Sakhalin Island project and declining margin under our TCO contract where we had reduced dayrates from rental equipment and higher labor costs.
     International offshore revenues increased $5.8 million during the second quarter of 2005 as compared to the second quarter of 2004. The increase in revenues is attributed primarily to our Caspian Sea operation where barge rig 257 resumed operation in late 2004, and to our offshore rig in Mexico, which combined for a $7.0 million increase. This increase was partially offset by a decrease in our Nigerian operations where revenues declined by $1.3 million due primarily to lower revenues for reimbursable expenses in 2005. International offshore gross margin increased to eight percent in the second quarter of 2005 compared to a negative gross margin in the comparable period in 2004. Gross margin in 2005 has been negatively impacted by the amortization over the contract term of startup and mobilization costs relating to barge rig 257. The increase in gross margin resulted primarily from the $2.3 million accrual made in the second quarter of 2004 for additional Value Added Tax (“VAT”) for a Nigerian assessment.

RESULTS OF OPERATIONS (continued)
Rental Tools Segment
     Rental tools revenues increased $7.8 million to $24.5 million during the second quarter of 2005 as compared to the second quarter of 2004. Revenues increased at all locations with $1.0 million from New Iberia, Louisiana, $2.9 million from Victoria and $2.0 million from Odessa, both of which are in Texas, and $0.6 million from operations in Evanston, Wyoming. International sources also contributed $1.3 million to the increased revenues as we continue to leverage our rental tools business with our international relationships. The revenues increase was driven by a 16 percent increase in rental tools utilization during the current quarter compared to the second quarter of 2004 and increased rental tools sales. Rental tools gross margins increased $5.6 million to $15.6 million for the current quarter as compared to the second quarter of 2004. Gross margin percentage increased to 64 percent as compared to 60 percent for the second quarter of 2004, due to a 47 percent increase in revenues and only a 34 percent increase in operating expenses. Direct costs increased during the current quarter due to increased parts purchases, higher costs associated with repairing and maintaining tools, increased sub-rentals needed to meet demand, increased costs from tool dispositions, and increased transportation costs associated with transporting tools between locations.
Other Financial Data
     In the second quarter of 2005, we completed the sale of four of our seven land rigs in Colombia and Peru. The sale of these four rigs resulted in a gain on disposition of assets of $6.4 million. In addition, as a result of the well control incident on rig 255 in Bangladesh and the estimated settlement from insurance proceeds, we recognized a gain of $8.2 million in the second quarter of 2005.
     During the second quarter of 2004, we recognized $6.6 million in provision for reduction in carrying value of certain assets. Of this provision, $5.1 million is the result of valuing the Latin America land rigs at the lower of net book value or fair value. In addition, we reserved $1.5 million against an asset representing the premiums paid on two split dollar life insurance policies for Robert L. Parker. The value of the asset was reduced to the cash surrender value of the insurance policies. These provisions did not recur in 2005.
     Interest expense declined by $2.7 million in the current quarter of 2005 when compared to the second quarter of 2004 as we continue to benefit from lower overall debt and reduced interest rates resulting from the replacement of higher interest rate debt with lower cost issuances.
     In August 2004, we entered into two variable-to-fixed interest rate swap agreements, which are still outstanding. The swap agreements do not qualify for hedge accounting and accordingly, we report the mark-to-market change in the fair value of the interest rate derivatives currently in earnings. For the three months ended June 30, 2005, we recognized a $1.5 million decrease in the fair value of the derivative positions. For additional information see Note 7 in the notes to the unaudited consolidated condensed financial statements.
     On April 21, 2005, we issued an additional $50.0 million in aggregate principal amount of our 9.625% Senior Notes due 2013 at a premium. The offering price of 111 percent of the principal amount resulted in gross proceeds of $55.5 million. The $5.5 million premium is reflected as long-term debt and is being amortized over the term of the notes. The additional notes were issued under an indenture, dated as of October 10, 2003, under which $175.0 million in aggregate principal amount of notes of the same series were previously issued. On the same date that we issued the $50.0 million additional 9.625% Senior Notes, we issued a redemption notice for $65.0 million of our 10.125% Senior Notes at the redemption price of 105.0625 percent, resulting in a $3.3 million loss on the extinguishment of debt in the second quarter of 2005.
     Income tax expense from operations consists of $3.5 million foreign tax expense for the second quarter of 2005 as compared to foreign tax expense of $3.4 million for the second quarter of 2004. The $0.1 million increase in foreign income taxes during the current three-month period was primarily due to taxes on the sale of our Latin America operations and increases in Mexico and Papua New Guinea taxes, offset by a reduction in tax for Kazakhstan and New Zealand upon confirmation of allowable expenses for filing the prior year’s tax return.

RESULTS OF OPERATIONS (continued)
Analysis of Discontinued Operations

	Three Months Ended June 30,
	2005	2004
	(Dollars in Thousands)
U.S. jackup and platform drilling revenues	$—	$11,859

U.S. jackup and platform drilling gross margin	$(3)	$2,548
Loss on disposition of assets, net of impairment	(11)	(51)

Income (loss) from discontinued operations	$(14)	$2,497

     U. S. jackup and platform drilling revenues were $11.9 million during the second quarter of 2004 and operating income was $2.5 million. The last of these rigs, jackup rig 25, was sold on January 3, 2005.
Six Months Ended June 30, 2005 Compared with the Six Months Ended June 30, 2004
     We recorded net income of $24.1 million for the six months ended June 30, 2005, as compared to a net loss of $18.4 million for the six months ended June 30, 2004 which includes income of $5.2 million attributed to discontinued operations. The income from continuing operations for the current six-month period was $24.0 million compared to a loss of $23.6 million for the six months ended June 30, 2004.
     In June 2003, the board of directors approved a plan to sell the U.S. jackup and platform drilling operations and the Latin America operations. In compliance with GAAP, in June 2003, we recognized the U.S. jackup and platform drilling and the Latin America operations as discontinued operations. In early 2004, the board of directors concurred with our plan to market certain Latin America land rigs in Mexico. In early May 2004, we were awarded a five-rig contract and a two-rig contract in Mexico and as a result, the seven land rigs were moved from discontinued operations to continuing operations effective the first of May 2004.
     The remaining nine land rigs in Latin America were reclassified from discontinued operations to continuing operations effective June 30, 2004, based on the GAAP requirement that if a discontinued asset is not disposed of or subject to a definitive sales agreement within a one-year period, such asset is required to return to continuing operations.

RESULTS OF OPERATIONS (continued)
     The analysis below begins with a breakdown of the continuing operations followed by a discussion of discontinued operations.

	Six Months Ended June 30,
	2005		2004
	(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$58,227	23%	$40,421	23%
International drilling	150,473	59%	106,552	59%
Rental tools	45,497	18%	31,807	18%

Total drilling and rental revenues	$254,197	100%	$178,780	100%

Drilling and rental operating income:
U.S. drilling gross margin (1)	$25,001	43%	$15,224	38%
International drilling gross margin (1)	34,973	23%	28,158	26%
Rental tools gross margin (1)	28,361	62%	18,482	58%
Depreciation and amortization	(34,022)		(32,793)

Total drilling and rental operating income (2)	54,313		29,071

General and administration expense	(13,376)		(13,034)
Provision for reduction in carrying value of certain assets	—		(6,558)
Gain on disposition of assets, net	16,450		1,069

Total operating income	$57,387		$10,548

(1)	Drilling and rental gross margins are computed as drilling and rental revenues less direct drilling and rental operating expenses, excluding depreciation and amortization expense; drilling and rental gross margin percentages are computed as drilling and rental gross margin as a percent of drilling and rental revenues. The gross margin amounts and gross margin percentages should not be used as a substitute for those amounts reported under GAAP. However, we monitor our business segments based on several criteria, including drilling and rental gross margin. Management believes that this information is useful to our investors because it more closely tracks cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

		International
	U.S. Drilling	Drilling	Rental Tools
	(Dollars in Thousands)
Six Months Ended June 30, 2005
Drilling and rental operating income (2)	$15,362	$18,438	$20,513
Depreciation and amortization	9,639	16,535	7,848

Drilling and rental gross margin	$25,001	$34,973	$28,361

Six Months Ended June 30, 2004
Drilling and rental operating income (2)	$5,744	$11,796	$11,531
Depreciation and amortization	9,480	16,362	6,951

Drilling and rental gross margin	$15,224	$28,158	$18,482

(2)	Drilling and rental operating income — drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.

RESULTS OF OPERATIONS (continued)
U.S. Drilling Segment
     The U.S. drilling segment, consisting of 19 barge rigs, achieved increases in both rig utilization and dayrates during the first six months of 2005. As a result, revenues increased $17.8 million during the first six months of 2005 as compared to 2004. Barge rig utilization increased from 64 percent to 78 percent and dayrates increased approximately 24 percent.
     Gross margins in the U.S. drilling segment increased $9.8 million. Gross margins were positively impacted by the increased utilization and dayrates. Operating expenses increased by $8.0 million due primarily to increased utilization. Gross margin percentage increased from 38 percent during the first six months of 2004 to 43 percent during 2005.
International Drilling Segment
     International drilling revenues increased $43.9 million during the current six-month period as compared to 2004. Our international land drilling revenues increased $34.1 million, of which $25.0 million is the result of our seven land rigs in Mexico operating the entire first six months of 2005 whereas the rigs did not begin operation until July in 2004. We also had a $5.9 million increase in revenues related to our New Zealand operations where all three rigs operated during the first six months of 2005 compared to only one rig operating in the six months ended June 30, 2004, $5.7 million under our O&M contracts with ENL for rig 262 and the Orlan platform, and $5.0 million in Papua New Guinea, where we had higher dayrates and utilization on both of our rigs and two labor contracts. In Turkmenistan, revenues increased $1.2 million as two rigs operated the entire six months in 2005 and only one rig operated during the first quarter of 2004 and the second rig began in late March 2004. These increases in international land revenues were partially offset by declines in Latin America due to the sale of rigs. Revenues declined $2.1 million on our TCO contract due to lower dayrates on rental equipment and $3.8 million in Russia where rig 236 was transferred to Turkmenistan in the second quarter of 2005. International land gross margin increased $2.5 million due primarily to the utilization increases in Mexico, New Zealand, Papua New Guinea and Bangladesh offset by a decline in gross margin on our TCO and Sakhalin Island contracts due to higher reimbursable items for which the margin is only five to 10 percent.
     International offshore revenues increased $9.8 million during the six months ended 2005 as compared to 2004. The increase in revenues is attributed primarily to our Caspian Sea operation as barge rig 257 worked the entire six months in 2005, generating $12.5 million in revenues and was stacked during the comparable period in 2004. Revenues also increased on our deep drilling barge rig in Mexico as the rig operated the entire period in 2005 as opposed to 26 days in the first six months of 2004. These increases were partially offset by revenue declines of $6.4 million in Nigeria related to barge rig 74, which was on standby rate through early March 2004 but had been removed from the rig fleet in December 2004 and to a reduction in dayrates on barge rigs 73 and 75. The significant increase in revenues positively impacted our gross margins of 11 percent for the current period. Gross margin percentage for the first six months of 2004 was negative primarily due to the accrual of a $2.3 million VAT assessment in Nigeria in the second quarter of 2004 and lower overall revenues in 2004.

RESULTS OF OPERATIONS (continued)
Rental Tools Segment
     Rental tools revenues increased $13.7 million to $45.5 million during the first six months of 2005 as compared to 2004. Increases were $0.5 million from the New Iberia, Louisiana operations, $4.0 million from Victoria and $4.8 million from Odessa, both of which are in Texas, and $1.7 million from Evanston, Wyoming. We also had increases of $2.7 million from international sources. All locations experienced increased customer demand and an expansion in the customer base. Rental tools gross margins increased $9.9 million to $28.4 million for the current six-month period as compared to 2004. Gross margin percentage increased to 62 percent during the first six months of 2005, as compared to 58 percent during 2004 due to a 43 percent increase in revenues and only a 29 percent increase in operating expenses. Direct costs increased due to higher activity levels which drove up inspection costs, tool repair and maintenance costs, parts purchases and increased sub-rentals needed to meet customer demand. Cost related to tool sales and transportation also increased. Salaries and benefits were also higher due to increases in both the workforce and overtime.
Other Financial Data
     Depreciation and amortization expense increased $1.2 million in the current six-month period as compared to the comparable period of 2004. The increase is primarily associated with the classification of the Latin America land rigs as discontinued operations in 2004 during which no depreciation was recorded. Seven of these rigs were moved to continuing operations in May 2004 at which time we resumed recording depreciation. The remaining nine land rigs were moved to continuing operations effective June 30, 2004 and resumed recording depreciation in July 2004.
     During the second quarter of 2004, we recognized $6.6 million in provision for reduction in carrying value of certain assets. Of this provision, $5.1 million was the result of valuing the Latin America land rigs at the lower of net book value or fair value and $1.5 was for the provision accrued on split dollar life insurance policies. See the quarter comparison for more information. There were no such provisions in the six months ended June 30, 2005.
     During the six months ended June 30, 2005, we recorded a gain on disposition of assets of $16.5 million. This gain includes $6.4 million related to rig sales in Colombia and Peru, $8.2 million related to the excess of insurance proceeds over book value due to the well control incident on rig 255 in Bangladesh, and $0.5 million on the sale of land rig 220 in Nigeria.
     Interest expense declined $5.1 million in the six months ended June 30, 2005 as compared to 2004 as long-term debt and related interest rates have continued to decline as a result of our debt and interest reduction programs.
     Loss on extinguishment of debt increased $4.1 million during 2005 as compared to 2004. During the second quarter we redeemed $65.0 million of our 10.125% Senior Notes at a premium of $3.3 million. In February 2005, we repurchased $25.0 million of the 10.125% Senior Notes with proceeds that we had received in January 2005 from the sale of jackup rig 25, resulting in $1.4 million loss on extinguishment of debt including the write-off of unamortized debt costs and redemption premium. During the first quarter of 2004, $0.3 million was recognized as loss on extinguishment of debt related to the retirement of 9.75% Senior Notes in the fourth quarter of 2003 and in the second quarter of 2004 we repurchased $30.3 million of our 5.5% Convertible Subordinated Notes at a premium of $0.3 million.
     Income tax expense from operations consists of $8.3 million foreign tax expense for the six months ended June 30, 2005 as compared to foreign tax expense of $7.5 million for the six months ended June 30, 2004. The $0.8 million increase in taxes during the current six-month period was primarily due to taxes on the sale of our Latin America operations and increases in Mexico and Papua New Guinea taxes, offset by a reduction in tax for Kazakhstan and New Zealand upon confirmation of allowable expenses for filing the prior year’s tax return.

RESULTS OF OPERATIONS (continued)
Analysis of Discontinued Operations

	Six Months Ended June 30,
	2005	2004
	(Dollars in Thousands)
U.S. jackup and platform drilling revenues	$193	$24,258

U.S. jackup and platform drilling gross margin	$102	$5,278
Loss on disposition of assets, net of impairment	(25)	(51)

Income from discontinued operations	$77	$5,227

     Jackup and platform drilling rig revenues were $24.3 million for the six months ended June 30, 2004. Gross margin for the jackup and platform rigs in 2004 was $5.3 million. All jackup and platform rigs were sold in 2004 except for jackup rig 25, which was sold on January 3, 2005.
LIQUIDITY AND CAPITAL RESOURCES
Operating Cash Flows
     As of June 30, 2005, we had cash and cash equivalents of $71.0 million, an increase of $26.7 million from December 31, 2004. The primary sources of cash for the six-month period as reflected on the consolidated condensed statements of cash flows were $49.4 million provided by operating activities and $41.5 million of proceeds from the disposition of assets. The primary uses of cash for the six-month period ended June 30, 2005 were $32.6 million for capital expenditures and $31.6 million for financing activities. Major capital expenditures for the period included $17.4 million for tubulars and other rental tools. Our financing activities included a net reduction in debt of $34.5 million, which is further detailed in a subsequent paragraph.
     As of June 30, 2004, we had cash and cash equivalents of $42.3 million, a decrease of $25.5 million from December 31, 2003. The primary sources of cash for the six-month period as reflected on the consolidated condensed statements of cash flows were $5.8 million provided by operating activities, $27.0 million of insurance proceeds, and $2.8 million of proceeds from the disposition of assets and marketable securities. The primary uses of cash for the six-month period ended June 30, 2004 were $15.7 million for capital expenditures and $45.7 million for reduction of debt. Major capital expenditures for the period included $4.4 million to refurbish barge rig 53 for work in Mexico and $4.1 million for tubulars and wellhead equipment for Quail Tools. The major component of our debt reduction was the purchase of $40.8 million face value of outstanding 5.5% Convertible Subordinated Notes at an average redemption price of 100.711 percent. We also paid off $5.1 million of a secured promissory note to Boeing Capital Corporation at a premium.

LIQUIDITY AND CAPITAL RESOURCES (continued)
Financing Activity
     Our current $40.0 million credit facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Availability under the revolving credit facility is subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tools equipment. The credit facility calls for a borrowing base calculation only when the credit facility has outstanding loans or letters of credit totaling at least $25.0 million. As of June 30, 2005, there were $10.3 million letters of credit outstanding and no loans.
     On February 7, 2005, we redeemed $25.0 million face value of our 10.125% Senior Notes pursuant to a redemption notice dated January 6, 2005 at the redemption price of 105.0625 percent or $1.3 million. Proceeds from the sale of jackup rig 25 and cash on hand were used to fund the redemption.
     On April 21, 2005, we issued an additional $50.0 million in aggregate principal amount of our 9.625% Senior Notes due 2013 at a premium. The offering price of 111 percent of the principal amount resulted in gross proceeds of $55.5 million. The $5.5 million premium is reflected as long-term debt and amortized over the term of the notes. The additional notes were issued under an indenture, dated as of October 10, 2003, under which $175.0 million in aggregate principal amount of notes of the same series were previously issued.
     On the same date that we issued the additional $50.0 million of 9.625% Senior Notes (April 21, 2005), we issued a redemption notice for $65.0 million of our 10.125% Senior Notes at the redemption price of 105.0625 percent, or $3.3 million. The redemption date was May 21, 2005, and was funded by the net proceeds from the issuance of the additional 9.625% Senior Notes and cash on hand.
     On June 16, 2005, we issued a redemption notice to retire $30.0 million of our 10.125% Senior Notes at the redemption price of 105.0625 percent. The redemption date was July 16, 2005 and was funded with net proceeds from the sale of our Latin America rigs and cash on hand.
     We had total long-term debt of $446.1 million as of June 30, 2005. The long-term debt included:
•	$65.8 million aggregate principal amount of 10.125% Senior Notes, which are due November 15, 2009;

•	$150.0 million aggregate principal amount of Senior Floating Rate Notes bearing interest at a rate of LIBOR plus 4.75%, which are due September 1, 2010; and

•	$230.3 million aggregate principal amount of 9.625% Senior Notes, which are due October 1, 2013.

LIQUIDITY AND CAPITAL RESOURCES (continued)
Financing Activity (continued)
     As of June 30, 2005, we had approximately $100.7 million of liquidity. This liquidity was comprised of $71.0 million of cash and cash equivalents on hand and $29.7 million of availability under the revolving credit facility.
     The following table summarizes our future contractual cash obligations.

		Less than			More than
	Total	1 Year	Years 2 - 3	Years 4 - 5	5 Years
	(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$440,608	$—	$—	$65,608	$375,000
Long-term debt — interest (1)	275,275	40,898	82,676	79,140	72,561
Operating leases (2)	13,278	4,630	4,891	2,806	951

Total contractual obligations	$729,161	$45,528	$87,567	$147,554	$448,512

Commercial commitments:
Revolving credit facility (3)	$—	$—	$—	$—	$—
Standby letters of credit (3)	10,310	10,310	—	—	—

Total commercial commitments	$10,310	$10,310	$—	$—	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.625% Senior Notes, the 10.125% Senior Notes, and the Senior Floating Rate Notes. The unamortized premiums of $0.2 million and $5.4 million at June 30, 2005 related to the 10.125% Senior Notes and 9.625% Senior Notes, respectively, are not included in the contractual cash obligations schedule. Some of the interest on the Senior Floating Rate Notes has been hedged through variable-to-fixed interest rate swap agreements. The issuer (Bank of America, N.A.) of each swap has the option to extend each swap for an additional two years at the termination of the initial swap period. For this table, the highest interest rate currently hedged is used in calculating the interest on future floating rate periods.

(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3)	We have a $40.0 million revolving credit facility. As of June 30, 2005 there was no draw down on the credit facility, but $10.3 million of availability has been used to support letters of credit that have been issued, resulting in an estimated $29.7 million availability. The revolving credit facility expires in December 2007.
     We do not have any unconsolidated special-purpose entities, off-balance-sheet financing arrangements or guarantees of third-party financial obligations. We have no energy or commodity contracts.
OTHER MATTERS
Recent Accounting Pronouncements
     In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. We will adopt this standard effective January 1, 2006 and we do not expect any impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We use derivative instruments to manage risks associated with interest rate fluctuations in connection with our $150.0 million Senior Floating Rate Notes. Derivative instruments, which consist of two variable-to-fixed interest rate swaps, do not meet the hedge criteria in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and are therefore not designated as hedges. Accordingly, the change in the fair value of the interest rate swaps is recognized currently in earnings.
     As of June 30, 2005, we had the following derivative instruments outstanding related to our interest rate swaps, which are included in “Other long-term liabilities:”

Effective	Termination	Notional	Floating	Fixed	Fair
Date	Date	Amount	Rate	Rate	Value
September 1, 2005	September 2, 2008	$50,000	Three-month LIBOR plus 475 basis points	8.83%	$(622)

September 1, 2005	September 4, 2007	$50,000	Three-month LIBOR plus 475 basis points	8.48%	(104)

					$(726)

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures – We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We performed evaluations under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2005.
     Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2005 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     (a) Exhibits:
     The following exhibits are filed as a part of this report:

Exhibit
Number	Description
10.1	Irrevocable Commercial Offer for the Purchase and Sale of Assets from Parker Drilling Company International Limited (“PDCIL”), to Saxon Services de Panama, S.A., (“Saxon Panama”), dated May 6, 2005, and Purchase Order from Saxon Panama dated May 6, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K filed May 12, 2005)

10.2	Agreement for Purchase and Sale of Assets (Peru-Rig 250) by and between Parker Drilling Company of Oklahoma Incorporated, Sucureal del Peru (“PDOK Peru”) and Saxon Services del Peru S.A. (“Saxon Peru”) dated May 6, 2005 (incorporated herein by reference to Exhibit 10.2 to the Company’s 8-K filed May 12, 2005)

10.3	Agreement for Purchase and Sale of Assets (Rigs 131 and 145) between Parker Drilling Company of Oklahoma Incorporated, Home Office (“PDOK Home”) and Saxon Panama dated May 6, 2005 (incorporated herein by reference to Exhibit 10.3 to the Company’s 8-K filed May 12, 2005)

10.4	Agreement for Purchase and Sale of Assets (Peru-Rig 228) between Universal Rig Service Corp. and PDCIL, as vendors, and Saxon Peru dated May 6, 2005 (incorporated herein by reference to Exhibit 10.4 to the Company’s 8-K filed May 12, 2005)

10.5	Guarantee of Parker Drilling Company (Peru 250 Agreement)

15	Letter re Unaudited Interim Financial Information

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Section 906 Certification – Chief Executive Officer

32.2	Section 906 Certification – Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parker Drilling Company

Registrant

Date: August 8, 2005

	By:	/s/ Robert L. Parker Jr.

Robert L. Parker Jr.
President and Chief Executive Officer

	By:	/s/ W. Kirk Brassfield

W. Kirk Brassfield
Vice President, Finance and Accounting

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Irrevocable Commercial Offer for the Purchase and Sale of Assets from Parker Drilling Company International Limited (“PDCIL”), to Saxon Services de Panama, S.A., (“Saxon Panama”), dated May 6, 2005, and Purchase Order from Saxon Panama dated May 6, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K filed May 12, 2005)

10.2	Agreement for Purchase and Sale of Assets (Peru-Rig 250) by and between Parker Drilling Company of Oklahoma Incorporated, Sucureal del Peru (“PDOK Peru”) and Saxon Services del Peru S.A. (“Saxon Peru”) dated May 6, 2005 (incorporated herein by reference to Exhibit 10.2 to the Company’s 8-K filed May 12, 2005)

10.3	Agreement for Purchase and Sale of Assets (Rigs 131 and 145) between Parker Drilling Company of Oklahoma Incorporated, Home Office (“PDOK Home”) and Saxon Panama dated May 6, 2005 (incorporated herein by reference to Exhibit 10.3 to the Company’s 8-K filed May 12, 2005)

10.4	Agreement for Purchase and Sale of Assets (Peru-Rig 228) between Universal Rig Service Corp. and PDCIL, as vendors, and Saxon Peru dated May 6, 2005 (incorporated herein by reference to Exhibit 10.4 to the Company’s 8-K filed May 12, 2005)

10.5	Guarantee of Parker Drilling Company (Peru 250 Agreement)

15	Letter re Unaudited Interim Financial Information

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Section 906 Certification – Chief Executive Officer

32.2	Section 906 Certification – Chief Financial Officer