Form 10-Q
period 2005-09-30
PARKER DRILLING CO /DE/
filed 2005-11-08
CIK 76321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended SEPTEMBER 30, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2005, 97,527,859 common shares were outstanding.

PARKER DRILLING COMPANY

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$91,700	$44,267
Accounts and notes receivable, net	110,408	99,315
Rig materials and supplies	16,866	19,206
Deferred costs	7,148	13,546
Other current assets	67,746	9,818

Total current assets	293,868	186,152

Property, plant and equipment less accumulated depreciation and amortization of $568,957 at September 30, 2005 and $610,485 at December 31, 2004	352,029	382,824

Assets held for sale	—	23,665

Goodwill	107,606	107,606

Other noncurrent assets	22,263	26,343

Total assets	$775,766	$726,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$24
Accounts payable and accrued liabilities	139,141	72,625
Accrued income taxes	14,454	14,704

Total current liabilities	153,595	87,353

Long-term debt	415,863	481,039
Other long-term liabilities	8,194	9,281
Contingencies (Note 8)	—	—

Stockholders’ equity:
Common stock	16,233	15,833
Capital in excess of par value	451,742	441,085
Unamortized restricted stock plan compensation	(4,754)	(718)
Accumulated deficit	(265,107)	(307,283)

Total stockholders’ equity	198,114	148,917

Total liabilities and stockholders’ equity	$775,766	$726,590

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Drilling and rental revenues:
U.S. drilling	$33,863	$22,788	$92,090	$63,209
International drilling	70,114	49,686	220,587	156,238
Rental tools	23,928	15,471	69,425	47,278

Total drilling and rental revenues	127,905	87,945	382,102	266,725

Drilling and rental operating expenses:
U.S. drilling	15,178	13,399	48,404	38,596
International drilling	53,147	43,824	168,647	122,218
Rental tools	10,352	6,558	27,488	19,883
Depreciation and amortization	16,563	17,806	50,585	50,599

Total drilling and rental operating expenses	95,240	81,587	295,124	231,296

Drilling and rental operating income	32,665	6,358	86,978	35,429

General and administration expense	(6,443)	(4,924)	(19,819)	(17,958)
Provision for reduction in carrying value of certain assets	(2,300)	—	(2,300)	(6,558)
Gain on disposition of assets, net	5,943	333	22,393	1,402

Total operating income	29,865	1,767	87,252	12,315

Other income and (expense):
Interest expense	(9,825)	(12,202)	(31,640)	(39,077)
Changes in fair value of derivative positions	1,457	(1,380)	1,526	(1,380)
Interest income	526	206	1,314	638
Loss on extinguishment of debt	(1,901)	(8,151)	(6,628)	(8,729)
Minority interest	148	(434)	1,438	(949)
Other	(32)	(66)	(654)	772

Total other income and (expense)	(9,627)	(22,027)	(34,644)	(48,725)

Income (loss) before income taxes	20,238	(20,260)	52,608	(36,410)

Income tax expense	2,165	4,542	10,503	12,008

Income (loss) from continuing operations	18,073	(24,802)	42,105	(48,418)

Discontinued operations	(6)	1,359	71	6,586

Net income (loss)	$18,067	$(23,443)	$42,176	$(41,832)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.19	$(0.26)	$0.44	$(0.52)
Discontinued operations	$—	$0.01	$—	$0.07
Net income (loss)	$0.19	$(0.25)	$0.44	$(0.45)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.18	$(0.26)	$0.43	$(0.52)
Discontinued operations	$—	$0.01	$—	$0.07
Net income (loss)	$0.18	$(0.25)	$0.43	$(0.45)

Number of common shares used in computing earnings per share:
Basic	96,053,414	94,196,255	95,568,331	93,944,927
Diluted	98,022,378	94,196,255	97,163,125	93,944,927
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$42,176	$(41,832)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	50,585	50,599
Gain on disposition of assets	(22,393)	(1,402)
Gain on disposition of marketable securities	—	(762)
Provision for reduction in carrying value of certain assets	2,300	6,558
Expenses not requiring cash	4,682	9,740
Discontinued operations	29	108
Change in operating assets and liabilities	6,797	(4,721)

Net cash provided by operating activities	84,176	18,288

Cash flows from investing activities:
Capital expenditures	(44,469)	(34,773)
Proceeds from the sale of assets	60,213	48,602
Proceeds from insurance claims	7,548	27,000
Proceeds from sale of marketable securities	—	1,377

Net cash provided by investing activities	23,292	42,206

Cash flows from financing activities:
Proceeds from issuance of debt	55,500	200,000
Principal payments under debt obligations	(120,024)	(290,169)
Proceeds from stock options exercised	4,489	667

Net cash used in financing activities	(60,035)	(89,502)

Net change in cash and cash equivalents	47,433	(29,008)

Cash and cash equivalents at beginning of period	44,267	67,765

Cash and cash equivalents at end of period	$91,700	$38,757

Supplemental cash flow information:
Interest paid	$24,949	$30,402
Income taxes paid	$9,780	$11,438
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.	General — In the opinion of the management of Parker Drilling Company (the “Company”), the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair statement of (1) the financial position as of September 30, 2005 and December 31, 2004, (2) the results of operations for the three and nine months ended September 30, 2005 and 2004, and (3) cash flows for the nine months ended September 30, 2005 and 2004. Results for the nine months ended September 30, 2005 are not necessarily indicative of the results that will be realized for the year ending December 31, 2005. The financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2004.

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

Stock-Based Compensation — Our stock-based employee compensation plans are accounted for under the recognition and measurement principles of the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost related to stock options granted is reflected in net income (loss), as all options granted under the plan had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123 to eliminate the alternative under the original statement to account for share-based employee compensation using APB Opinion No. 25 and set the effective date for interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule for public companies that defers the effective date of SFAS No. 123R to annual periods beginning after June 15, 2005. We plan to adopt the provisions of the Statement on January 1, 2006 using the modified prospective method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Thousands, Except Per Share Amounts)
Net income (loss) as reported	$18,067	$(23,443)	$42,176	$(41,832)

Stock-based compensation expense included in net income (loss) as reported	743	46	2,056	1,359

Stock-based compensation expense determined under fair value method	(801)	(184)	(2,256)	(1,919)

Net income (loss) pro forma	$18,009	$(23,581)	$41,976	$(42,392)

Basic earnings (loss) per share:
Net income (loss) as reported	$0.19	$(0.25)	$0.44	$(0.45)
Net income (loss) pro forma	$0.19	$(0.25)	$0.44	$(0.45)

Diluted earnings (loss) per share:
Net income (loss) as reported	$0.18	$(0.25)	$0.43	$(0.45)
Net income (loss) pro forma	$0.18	$(0.25)	$0.43	$(0.45)
Expected volatility 51.1% September 30, 2005; risk free rate 3.38% in 2005

Expected volatility 60.0% September 30, 2004; risk free rate 1.95% to 3.89% in 2004
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions noted above for the three and nine months ended September 30, 2005 and 2004. We assume no dividend yield and that the expected lives of the options range from three to seven years.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
2.	Earnings Per Share (“EPS”)

	Three Months Ended September 30, 2005
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Income from continuing operations	$18,073,000	96,053,414	$0.19
Discontinued operations	(6,000)		—

Net income	$18,067,000		$0.19

Effect of dilutive securities:
Stock options and restricted stock	—	1,968,964	—

Diluted EPS:
Income from continuing operations	$18,073,000	98,022,378	$0.18
Discontinued operations	(6,000)		—

Net income	$18,067,000		$0.18

	Nine Months Ended September 30, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Income from continuing operations	$42,105,000	95,568,331	$0.44
Discontinued operations	71,000		—

Net income	$42,176,000		$0.44

Effect of dilutive securities:
Stock options and restricted stock	—	1,594,795	—

Diluted EPS:
Income from continuing operations	$42,105,000	97,163,125	$0.43
Discontinued operations	71,000		—

Net income	$42,176,000		$0.43

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
2. Earnings Per Share (“EPS”) (continued)

	Three Months Ended September 30, 2004
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss from continuing operations	$(24,802,000)	94,196,255	$(0.26)
Discontinued operations	1,359,000		0.01

Net loss	$(23,443,000)		$(0.25)

Effect of dilutive securities:
Stock options	—	—	—

Diluted EPS:
Loss from continuing operations	$(24,802,000)	94,196,255	$(0.26)
Discontinued operations	1,359,000		0.01

Net loss	$(23,443,000)		$(0.25)

	Nine Months Ended September 30, 2004
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss from continuing operations	$(48,418,000)	93,944,927	$(0.52)
Discontinued operations	6,586,000		0.07

Net loss	$(41,832,000)		$(0.45)

Effect of dilutive securities:
Stock options	—	—	—

Diluted EPS:
Loss from continuing operations	$(48,418,000)	93,944,927	$(0.52)
Discontinued operations	6,586,000		0.07

Net loss	$(41,832,000)		$(0.45)

Options to purchase 2,973,500 shares of common stock with exercise prices ranging from $8.87 to $12.19 per share were outstanding during the three months ended September 30, 2005, and options to purchase 3,776,226 shares of common stock with exercise prices ranging from $5.58 to $12.19 per share were outstanding during the nine months ended September 30, 2005, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the respective periods. For the three and nine months ended September 30, 2004, options to purchase 9,086,904 shares of common stock at prices ranging from $1.96 to $12.19 per share were outstanding but not included in the computation of diluted EPS because the assumed exercise of the options would have had an anti-dilutive effect on EPS due to the net loss incurred during the periods.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
3.	Business Segments — The primary services we provide are as follows: U.S. drilling, international drilling and rental tools. Information regarding our operations by reportable segment for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$33,863	$22,788	$92,090	$63,209
International drilling	70,114	49,686	220,587	156,238
Rental tools	23,928	15,471	69,425	47,278

Total drilling and rental revenues	$127,905	$87,945	$382,102	$266,725

Drilling and rental operating income:
U.S. drilling	$13,681	$4,851	$29,042	$10,594
International drilling	9,682	(3,833)	28,120	7,963
Rental tools	9,302	5,340	29,816	16,872

Total drilling and rental operating income	32,665	6,358	86,978	35,429

General and administration on expense	(6,443)	(4,924)	(19,819)	(17,958)
Provision for reduction in carrying value of certain assets	(2,300)	—	(2,300)	(6,558)
Gain on disposition of assets, net	5,943	333	22,393	1,402

Total operating income	29,865	1,767	87,252	12,315

Interest expense	(9,825)	(12,202)	(31,640)	(39,077)
Changes in fair value of derivative positions	1,457	(1,380)	1,526	(1,380)
Loss on extinguishment of debt	(1,901)	(8,151)	(6,628)	(8,729)
Other	642	(294)	2,098	461

Income (loss) before income taxes	$20,238	$(20,260)	$52,608	$(36,410)

4.	Discontinued Operations — Discontinued operations for the three and nine months ended September 30, 2004, includes results of operations for U.S. Gulf of Mexico offshore assets consisting of seven jackup rigs and four platform rigs. Under a plan approved by our board of directors in June 2003, nine of the rigs were sold in the third quarter of 2004 and one was sold in January 2005. The nine months ended September 30, 2005, includes the operations of the last jackup rig prior to its sale on January 3, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
U.S. jackup and platform drilling revenues	$—	$7,187	$193	$31,445

Income (loss) from discontinued operations	$(6)	$1,359	$71	$6,586

5.	Income Tax Expense — Income tax expense is primarily comprised of foreign taxes, as deferred tax assets are expected to be realized against current year U.S. income tax expense. Foreign tax expense for the third quarter of 2005 was $2.2 million as compared to foreign tax expense of $4.5 million for the third quarter of 2004. For the first nine months of 2005 and 2004, income tax expense from operations consists of $10.5 million and $12.0 million foreign tax expense, respectively. The $2.3 million decrease in foreign income taxes during the current three-month period was primarily due to a reduction of taxes in Papua New Guinea plus a reduction in tax expense for Mexico upon confirmation of allowable expenses for filing the prior year’s tax return. The $1.5 million decrease in foreign income taxes during the current nine-month period was primarily due to the reduction in taxes for Papua New Guinea and Kazakhstan upon confirmation of allowable expenses for filing the prior year’s tax returns partially offset by the taxes on the sale of our Colombia and Peru assets of approximately $2.5 million.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
6.	Long-Term Debt

	September 30, 2005	December 31, 2004
	(Dollars in Thousands)
Senior Notes:
Interest rate 10.125%, due 2009	$35,687	$156,039
Interest rate floating (LIBOR + 4.75%), due 2010	150,000	150,000
Interest rate 9.625%, due 2013	230,176	175,000

Capital lease	—	24

Total debt	415,863	481,063
Less current portion	—	24

Total long-term debt	$415,863	$481,039

On February 7, 2005, we retired $25.0 million face value of our 10.125% Senior Notes pursuant to a redemption notice dated January 6, 2005, at the redemption price of 105.0625 percent. The $21.5 million in proceeds from the sale of jackup rig 25 and cash on hand were used to fund the redemption.
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
On June 16, 2005, we issued a redemption notice to retire $30.0 million of our 10.125% Senior Notes at the redemption price of 105.0625 percent. The redemption date was July 16, 2005 and was funded by the net proceeds from the sale of our Latin America rigs and cash on hand.
Our current $40.0 million credit facility is available for general corporate purposes and to fund reimbursement obligations of letters of credit that banks issue on our behalf pursuant to the terms of the credit facility. Availability under the revolving credit facility is subject to a borrowing base limitation of 85 percent of eligible receivables plus a value for eligible rental tools equipment. The credit facility calls for a borrowing base calculation only when the credit facility has outstanding loans, including letters of credit, totaling at least $25.0 million. As of September 30, 2005, there was $10.2 million in letters of credit outstanding and no loans.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
7.	Derivative Instruments — We use derivative instruments to manage risks associated with interest rate fluctuations in connection with our $150.0 million Senior Floating Rate Notes. Derivative instruments, which consist of variable-to-fixed interest rate swaps, do not meet the hedge criteria in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are therefore not designated as hedges. Accordingly, the change in the fair value of the interest rate swaps is recognized currently in earnings.

As of September 30, 2005, we had the following derivative instruments outstanding related to our interest rate swaps, which are included in “Other noncurrent assets”:

Effective	Termination	Notional	Floating	Fixed	Fair
Date	Date	Amount	Rate	Rate	Value
(Dollars in Thousands)
September 1, 2005	September 2, 2008	$50,000	Three-month LIBOR	8.83%	$219
			plus 475 basis points

September 1, 2005	September 4, 2007	$50,000	Three-month LIBOR	8.48%	512
			plus 475 basis points

					$731

8.	Contingencies — As previously reported, the Kazakhstan branch (“PKD Kazakhstan”) of Parker Drilling Company International Limited (“PDCIL”) prevailed on its Kazakhstan Supreme Court appeal arising out of an audit assessment in 2001 of approximately $29.0 million by the Ministry of State Revenues of Kazakhstan (“MSR”) based on payments PDCIL received from the operator to upgrade barge rig 257. Although it did not appeal the Supreme Court ruling, in February 2005 the Ministry of Finance of Kazakhstan (“MinFin”) filed an application for re-hearing based on new evidence and the Supreme Court of Kazakhstan issued an order on April 12, 2005, declining the application for re-hearing.

On October 14, 2005, we received an Act of Tax Audit from MinFin against PKD Kazakhstan in the amount of $111.4 million, of which $56.4 million was assessed for import Value Added Tax (“VAT”), administrative fines and interest on equipment imported to perform drilling contracts (the “VAT Assessment”) and $54.3 million was assessed for income taxes, administrative fines and interest in connection with the reimbursements received from PDCIL’s customer for the upgrade of barge rig 257 (the “Income Tax Assessment”). The VAT Assessment is based on an interpretation by MinFin that resolutions of the Government and the MinFin of the Republic of Kazakhstan removing import VAT exemptions should be applied retroactively. In addition to contesting this assessment, the drilling contract between PKD Kazakhstan and its client provides that the client shall reimburse PKD Kazakhstan for all import and export charges incurred in connection with importation of equipment used to perform the contract. As of September 30, 2005, we included the $56.4 million assessment in “Accounts payable and accrued liabilities” and the corresponding $56.4 million reimbursement receivable from our client in “Other current assets.” The Income Tax Assessment is based on the same claim of MinFin on which PKD Kazakhstan has prevailed in the Supreme Court on two previous occasions. Although the ultimate outcome of the Income Tax Assessment dispute cannot be assured, PKD Kazakhstan believes that this claim is barred by the statute of limitations and will ultimately be dismissed.

We continue to pursue our petition with the U.S. Treasury Department for Competent Authority review, which is a tax treaty procedure to resolve disputes as to which country may tax income covered under the treaty. The U.S. Treasury Department has granted our petition and plans to re-initiate proceedings with MinFin.

In September 2005, one of our subsidiaries was served with a lawsuit filed in the District Court of Harris County, State of Texas on behalf of numerous citizens of Bangladesh claiming $250 million in damages due to various types of property damage and personal injuries, arising as a result of two blowouts, only one of which involved us, that occurred in Bangladesh in January and June 2005. This case is in the very early stages of discovery and, accordingly, the ultimate outcome cannot presently be determined. In any event we believe that the outcome of this lawsuit will not materially impair our financial condition due to insurance coverage and other contractual indemnities.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
9.	Recent Accounting Pronouncements — In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. We will adopt this standard effective January 1, 2006 and we do not expect any impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation,” and focuses on accounting for share-based payments for services provided by employee to employer. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. The statement does not require a certain type of valuation model, and either a binomial or Black-Scholes model may be used. During the first quarter of 2005, the SEC approved a new rule for public companies to delay the adoption of this standard. In April 2005, the SEC took further action to amend Regulation S-X to state that the provisions of SFAS 123R are now effective beginning with the first annual or interim reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005 for all non-small business issuers. As a result, we will not adopt this SFAS until the first quarter of 2006. Our plans are to use the modified prospective application method as detailed in SFAS 123R. We expect the dollar impact on our financial statements to be consistent with the impact disclosed in Note 1 of the notes to the unaudited consolidated condensed financial statements. Our future cash flows will not be impacted by the adoption of this standard. See “Stock-Based Compensation” within Note 1 of the notes to the unaudited consolidated condensed financial statements for further information.

In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123R-2, “Practical Accommodation to the Application of Grant Date as defined in FASB Statement No. 123R.” This FSP provides guidance on the definition and practical application of “grant date” as described in SFAS No. 123R. The grant date is described as the date that the employee and employer have met a mutual understanding of the key terms and conditions of an award. The other elements of the definition of grant date are: 1) the award must be authorized, 2) the employer must be obligated to transfer assets or distribute equity instruments so long as the employee has provided the necessary service and 3) the employee is affected by changes in the company’s stock price. To determine the grant date, we are allowed to use the date the award is approved in accordance with its corporate governance requirements as long as the three elements described above are met. Furthermore, the recipient cannot negotiate the award’s terms and conditions with the employer and the key terms and conditions of the award are communicated to all recipients within a reasonably short time period from the approval date. We plan to adopt this FSP in conjunction with our adoption of SFAS 123R.

10.	Disposition of Assets — On May 6, 2005 we entered into definitive agreements with affiliates of Saxon Energy Services, Inc. (“Saxon”) to sell our seven remaining land rigs and related assets in Colombia and Peru for a total purchase price of $34 million. We closed on the sale of four of the rigs and related assets in the second quarter and the remaining three rigs were sold in the third quarter. As a result of the sale of all seven land rigs, a gain of $12.3 million has been recognized, $5.9 million in the third quarter of 2005 and $6.4 million in the second quarter of 2005.

On June 24, 2005, a well control incident occurred on rig 255 while operating under contract in Bangladesh, resulting in the total loss of the drilling unit. Accordingly, we wrote off the net book value of the rig and recorded an insurance receivable of $13.5 million. Insurance proceeds to be received in excess of the net book value of assets destroyed resulted in a gain of $8.2 million, which was recognized in the second quarter of 2005. We received $7.5 million of the insurance proceeds in the third quarter of 2005 and the remaining proceeds were received in October 2005.

11.	Provision for Reduction in Carrying Value of an Asset — We recognized $2.3 million in provision for reduction in carrying value of an insurance asset representing the premiums paid on a split dollar life insurance policy for Robert L. Parker in anticipation of a settlement of our obligation under this arrangement.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
12.	Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements — Set forth on the following pages are the unaudited consolidating condensed financial statements of (i) Parker Drilling, (ii) our restricted subsidiaries that are guarantors of the Senior Notes and (iii) our restricted and unrestricted subsidiaries that are not guarantors of the Senior Notes. Our Senior Notes are guaranteed by substantially all of the restricted subsidiaries of Parker Drilling. There are currently no restrictions on the ability of the restricted subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries.

AralParker (a Kazakhstan closed joint stock company, owned 50 percent by Parker Drilling (Kazakstan) Ltd. and 50 percent by Aralnedra, CJSC), Casuarina Limited (a wholly-owned captive insurance company), KDN Drilling Limited, Mallard Drilling of South America, Inc., Mallard Drilling of Venezuela, Inc., Parker Drilling Investment Company, Parker Drilling (Nigeria) Limited, Parker Drilling Company (Bolivia) S.A., Parker Drilling Company Kuwait Limited, Parker Drilling Company Limited (Bahamas), Parker Drilling Company of New Zealand Limited, Parker Drilling Company of Sakhalin, Parker Drilling de Mexico S. de R.L. de C.V., Parker Drilling International of New Zealand Limited, Parker Drilling Tengiz, Ltd., Parker TNK, PD Servicios Integrales, S. de R.L. de C.V., PKD Sales Corporation, Parker SMNG Drilling Limited Liability Company (owned 50 percent by Parker Drilling Company International, Inc.) and Universal Rig Leasing B.V. are all non-guarantor subsidiaries. We are providing unaudited consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting. In addition, the consolidating condensed statement of cash flows includes a change to the 2004 presentation between the parent and guarantor columns from that which was previously reported to correct a mechanical error between these two columns. Cash flows from operating activities of the parent for the nine months ended September 30, 2004 have been increased by $52,284 and cash flows from operating activities of the guarantor have been reduced by the same amount. Also, cash flows from financing activities of the parent for the nine months ended September 30, 2004 have been reduced by $52,284 and cash flows from financing activities of the guarantor have been increased by the same amount.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	September 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$58,426	$8,845	$24,429	$—	$91,700
Accounts and notes receivable, net	200,442	124,496	42,806	(257,336)	110,408
Rig materials and supplies	—	10,502	6,364	—	16,866
Deferred costs	—	3,362	3,786	—	7,148
Other current assets	3,936	61,830	1,879	101	67,746

Total current assets	262,804	209,035	79,264	(257,235)	293,868

Property, plant and equipment, net	134	385,536	38,444	(72,085)	352,029

Goodwill	—	107,606	—	—	107,606

Investment in subsidiaries and intercompany advances	418,931	885,937	28,600	(1,333,468)	—

Other noncurrent assets	10,337	10,957	1,009	(40)	22,263

Total assets	$692,206	$1,599,071	$147,317	$(1,662,828)	$775,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$44,115	$310,868	$51,133	$(266,975)	$139,141
Accrued income taxes	1,510	13,969	(1,025)	—	14,454

Total current liabilities	45,625	324,837	50,108	(266,975)	153,595

Long-term debt	415,863	—	—	—	415,863
Other long-term liabilities	(41,979)	49,254	919	—	8,194
Intercompany payables	74,583	584,421	19,500	(678,504)	—

Stockholders’ equity:
Common stock	16,233	39,899	21,251	(61,150)	16,233
Capital in excess of par value	451,742	977,560	33,783	(1,011,343)	451,742
Unamortized restricted stock plan compensation	(4,754)	—	—	—	(4,754)
Retained earnings (accumulated deficit)	(265,107)	(376,900)	21,756	355,144	(265,107)

Total stockholders’ equity	198,114	640,559	76,790	(717,349)	198,114

Total liabilities and stockholders’ equity	$692,206	$1,599,071	$147,317	$(1,662,828)	$775,766

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Drilling and rental revenues	$—	$97,514	$40,575	$(10,184)	$127,905

Drilling and rental operating expenses	—	48,801	40,049	(10,173)	78,677
Depreciation and amortization	—	15,620	943	—	16,563

Drilling and rental operating income (loss)	—	33,093	(417)	(11)	32,665

General and administration expense (1)	(44)	(6,396)	(3)	—	(6,443)
Provision for reduction in carrying value of certain assets	(2,300)	—	—	—	(2,300)
Gain on disposition of assets, net	—	5,930	13	—	5,943

Total operating income (loss)	(2,344)	32,627	(407)	(11)	29,865

Other income and (expense):
Interest expense	(11,015)	(12,161)	(637)	13,988	(9,825)
Changes in fair value of derivative positions	1,457	—	—	—	1,457
Loss on extinguishment of debt	(1,901)	—	—	—	(1,901)
Other	11,416	2,162	1,041	(13,977)	642
Equity in net earnings of subsidiaries	21,455	—	—	(21,455)	—

Total other income and (expense)	21,412	(9,999)	404	(21,444)	(9,627)

Income (loss) before income taxes	19,068	22,628	(3)	(21,455)	20,238

Income tax expense (benefit)	1,001	2,437	(1,273)	—	2,165

Income (loss) from continuing operations	18,067	20,191	1,270	(21,455)	18,073
Discontinued operations	—	(6)	—	—	(6)

Net income (loss)	$18,067	$20,185	$1,270	$(21,455)	$18,067

(1) All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30, 2004
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Drilling and rental revenues	$—	$63,281	$28,124	$(3,460)	$87,945

Drilling and rental operating expenses	—	38,632	28,609	(3,460)	63,781
Depreciation and amortization	—	16,629	1,177	—	17,806

Drilling and rental operating income (loss)	—	8,020	(1,662)	—	6,358

General and administration expense (1)	(42)	(4,882)	—	—	(4,924)
Gain (loss) on disposition of assets, net	—	(18,999)	9,670	9,662	333

Total operating income (loss)	(42)	(15,861)	8,008	9,662	1,767

Other income and (expense):
Interest expense	(13,395)	(12,654)	(867)	14,714	(12,202)
Changes in fair value of derivative positions	(1,380)	—	—	—	(1,380)
Loss on extinguishment of debt	(8,151)	—	—	—	(8,151)
Other	11,932	2,207	302	(14,735)	(294)
Equity in net loss of subsidiaries	(12,174)	—	—	12,174	—

Total other income and (expense)	(23,168)	(10,447)	(565)	12,153	(22,027)

Income (loss) before income taxes	(23,210)	(26,308)	7,443	21,815	(20,260)
Income tax expense	233	3,957	352	—	4,542

Income (loss) from continuing operations	(23,443)	(30,265)	7,091	21,815	(24,802)
Discontinued operations	—	1,359	—	—	1,359

Net income (loss)	$(23,443)	$(28,906)	$7,091	$21,815	$(23,443)

(1) All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Drilling and rental revenues	$—	$286,956	$112,058	$(16,912)	$382,102

Drilling and rental operating expenses	—	153,014	108,437	(16,912)	244,539
Depreciation and amortization	—	47,708	2,877	—	50,585

Drilling and rental operating income	—	86,234	744	—	86,978

General and administration expense (1)	(128)	(19,688)	(3)	—	(19,819)
Provision for reduction in carrying value of certain assets	(2,300)	—	—	—	(2,300)
Gain on disposition of assets, net	—	21,872	521	—	22,393

Total operating income (loss)	(2,428)	88,418	1,262	—	87,252

Other income and (expense):
Interest expense	(35,213)	(36,788)	(2,089)	42,450	(31,640)
Changes in fair value of derivative positions	1,526	—	—	—	1,526
Loss on extinguishment of debt	(6,628)	—	—	—	(6,628)
Other	34,278	6,418	3,852	(42,450)	2,098
Equity in net earnings of subsidiaries	52,064	—	—	(52,064)	—

Total other income and (expense)	46,027	(30,370)	1,763	(52,064)	(34,644)

Income (loss) before income taxes	43,599	58,048	3,025	(52,064)	52,608
Income tax expense	1,423	7,921	1,159	—	10,503

Income (loss) from continuing operations	42,176	50,127	1,866	(52,064)	42,105
Discontinued operations	—	71	—	—	71

Net income (loss)	$42,176	$50,198	$1,866	$(52,064)	$42,176

(1) All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2004
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Drilling and rental revenues	$—	$201,524	$69,671	$(4,470)	$266,725

Drilling and rental operating expenses	—	119,244	65,923	(4,470)	180,697
Depreciation and amortization	—	46,659	3,940	—	50,599

Drilling and rental operating income (loss)	—	35,621	(192)	—	35,429

General and administration expense (1)	94	(18,052)	—	—	(17,958)
Provision for reduction in carrying value of certain assets	—	(5,446)	(1,112)	—	(6,558)
Gain (loss) on disposition of assets, net	—	(65,256)	9,738	56,920	1,402

Total operating income (loss)	94	(53,133)	8,434	56,920	12,315

Other income and (expense):
Interest expense	(42,205)	(36,020)	(2,937)	42,085	(39,077)
Changes in fair value of derivative positions	(1,380)	—	—	—	(1,380)
Loss on extinguishment of debt	(8,729)	—	—	—	(8,729)
Other	37,243	4,623	709	(42,114)	461
Equity in net loss of subsidiaries	(26,142)	—	—	26,142	—

Total other income and (expense)	(41,213)	(31,397)	(2,228)	26,113	(48,725)

Income (loss) before income taxes	(41,119)	(84,530)	6,206	83,033	(36,410)
Income tax expense	713	10,895	400	—	12,008

Income (loss) from continuing operations	(41,832)	(95,425)	5,806	83,033	(48,418)
Discontinued operations	—	6,586	—	—	6,586

Net income (loss)	$(41,832)	$(88,839)	$5,806	$83,033	$(41,832)

(1) All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$42,176	$50,198	$1,866	$(52,064)	$42,176
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	47,708	2,877	—	50,585
Gain on disposition of assets	—	(21,872)	(521)	—	(22,393)
Provision for reduction in carrying value of certain assets	2,300				2,300
Expenses not requiring cash	3,782	900	—	—	4,682
Equity in net earnings of subsidiaries	(52,064)	—	—	52,064	—
Discontinued operations	—	29	—	—	29
Change in operating assets and liabilities	(16,686)	17,645	5,838	—	6,797

Net cash provided by (used in) operating activities	(20,492)	94,608	10,060	—	84,176

Cash flows from investing activities:
Capital expenditures	—	(39,645)	(4,824)	—	(44,469)
Proceeds from the sale of assets	—	57,299	2,914	—	60,213
Proceeds from insurance claims		7,548			7,548

Net cash provided by (used in) investing activities	—	25,202	(1,910)	—	23,292

Cash flows from financing activities:
Proceeds from issuance of debt	55,500				55,500
Principal payments under debt obligations	(120,024)	—	—	—	(120,024)
Proceeds from stock options exercised	4,489	—	—	—	4,489
Intercompany advances, net	122,276	(118,903)	(3,373)	—	—

Net cash provided by (used in) financing activities	62,241	(118,903)	(3,373)	—	(60,035)

Net change in cash and cash equivalents	41,749	907	4,777	—	47,433

Cash and cash equivalents at beginning of period	16,677	7,938	19,652	—	44,267

Cash and cash equivalents at end of period	$58,426	$8,845	$24,429	$—	$91,700

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2004
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(41,832)	$(88,839)	$5,806	$83,033	$(41,832)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	46,659	3,940	—	50,599
Gain on disposition of assets	—	65,256	(9,738)	(56,920)	(1,402)
Gain on sale of marketable securities	(762)	—	—	—	(762)
Provision for reduction in carrying value of certain assets	—	5,446	1,112	—	6,558
Expenses not requiring cash	7,684	2,017	39	—	9,740
Equity in net loss of subsidiaries	26,142	—	—	(26,142)	—
Discontinued operations	—	108	—	—	108
Change in operating assets and liabilities	(11,106)	3,731	2,625	29	(4,721)

Net cash provided by (used in) operating activities	(19,874)	34,378	3,784	—	18,288

Cash flows from investing activities:
Capital expenditures	—	(28,033)	(6,740)	—	(34,773)
Proceeds from the sale of assets	—	48,530	72	—	48,602
Proceeds from insurance claims	—	27,000	—	—	27,000
Proceeds from sale of marketable securities	1,377	—	—	—	1,377

Net cash provided by (used in) investing activities	1,377	47,497	(6,668)	—	42,206

Cash flows from financing activities:
Proceeds from issuance of debt	200,000	—	—	—	200,000
Principal payments under debt obligations	(290,169)	—	—	—	(290,169)
Proceeds from stock options exercised	667	—	—	—	667
Intercompany advances, net	80,104	(79,775)	(329)	—	—

Net cash provided by (used in) financing activities	(9,398)	(79,775)	(329)	—	(89,502)

Net change in cash and cash equivalents	(27,895)	2,100	(3,213)	—	(29,008)

Cash and cash equivalents at beginning of period	53,055	3,610	11,100	—	67,765

Cash and cash equivalents at end of period	$25,160	$5,710	$7,887	$—	$38,757

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Parker Drilling Company
     We have reviewed the accompanying consolidated condensed balance sheet of Parker Drilling Company and its subsidiaries as of September 30, 2005, and the related consolidated condensed statements of operations for each of the three-month and nine-month periods ended September 30, 2005 and 2004 and the consolidated condensed statement of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
     We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
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
PricewaterhouseCoopers LLP
Houston, Texas
November 7, 2005

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

OUTLOOK AND OVERVIEW
     High oil and gas prices have continued to favorably impact utilization and dayrates for most of our drilling operations and rental tools business. Market conditions have continued to be favorable due to growing worldwide demand for energy products and heightened uncertainty regarding adequate supply. We anticipate that these market conditions should continue to be favorable well into 2006.
     Outlook for all of our operating segments continues to be positive. Our eight rigs in Mexico have operated at 100 percent utilization all year. Although the initial terms of these well contracts will begin rolling over during the first and second quarters of 2006, we expect these rigs to continue working in Mexico through 2006. Despite the destruction caused by Hurricanes Katrina and Rita, our U.S. Gulf of Mexico rigs experienced no significant damage. All personnel were safely evacuated prior to the storms and by the end of the quarter, all but two rigs had returned to operation after clean up and inspection, with the remaining two rigs scheduled to return in November. As reported in July, barge rig 57 overturned while in tow. The rig arrived at the shipyard in late October, much later than anticipated due to salvage delays caused by Hurricanes Katrina and Rita. The rig is currently being evaluated as to what repairs will be needed. Given the delayed access to a dry-dock, we will not be able to determine the status of the rig until early 2006.
     Our customer in the Caspian Sea has exercised the first option of a four-well extension after completing the initial two-well contract, extending work on barge rig 257 through 2005. We anticipate the operator will exercise the additional options which would extend operations through 2006. In Russia, the Orlan platform began operations offshore from Sakhalin Island on September 29, 2005, starting our five-year operations and maintenance (“O&M”) contract with Exxon Neftegas Limited (“ENL”). During the quarter ENL gave us a letter of intent for a 120-day O&M program on Sakhalin Island utilizing a third party land rig. Rig 236, our third rig in Turkmenistan, began drilling on September 10, 2005 under a multi-year-contract.
     In Papua New Guinea, we expanded two labor contracts to full O&M contracts during the quarter and added a third O&M contract in late September that became effective mid-October. In Indonesia, two rigs have continued to work on multi-well programs that began in the second quarter.
     During the third quarter of 2005, we completed the sale of the three rigs remaining in Peru that were part of a seven-rig package that included rigs in both Colombia and Peru and were contracted for sale in the second quarter. Proceeds from the sales of the initial four rigs plus cash on hand were used to redeem $30.0 million of our 10.125% Senior Notes in mid-July.
     On October 14, 2005, we received an Act of Tax Audit from the Ministry of Finance of Kazakhstan in the amount of $111.4 million, of which $56.4 million relates to Value Added Tax (the “VAT Assessment”) and $54.3 million relates to income taxes assessed in connection with the reimbursements received for the upgrade of barge rig 257 (the “Income Tax Assessment”). Although we are contesting the VAT Assessment, the drilling contract between PKD Kazakhstan and its client provides that the client shall reimburse us for all import and export charges incurred in connection with importation of equipment used to perform the contract. The Income Tax Assessment is based on the same claim of MinFin on which PKD Kazakhstan has prevailed in the Supreme Court on two previous occasions. Although the ultimate outcome of the Income Tax Assessment dispute cannot be assured, PKD Kazakhstan believes that this claim is barred by the statute of limitations and will ultimately be dismissed. See Note 8 of the notes to the unaudited consolidated condensed financial statements.
     As of September 30, 2005, we had approximately $121.5 million in liquidity, comprised of $91.7 million cash on hand and $29.8 million of availability under our revolving credit facility. After the redemption of $30.0 million of our 10.125% Senior Notes in mid-July, we have reduced debt by approximately $180 million towards our $200 million goal which was established at the beginning of 2003. We anticipate completing the final $20 million of our debt reduction goal by year end; we believe our liquidity will continue to increase throughout the remainder of 2005, primarily from operating cash flows.
     In our third quarter earnings release, we revised our previously announced guidance of net income per share for 2005 to $0.50 — $0.55. This guidance includes non-routine items of $0.10 per share through the third quarter.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004
     We recorded net income of $18.1 million for the three months ended September 30, 2005, as compared to a net loss of $23.4 million for the three months ended September 30, 2004, which included income of $1.4 million from discontinued operations.
     The analysis below begins with a breakdown of the continuing operations followed by a discussion of discontinued operations.

	Three Months Ended September 30,
	2005		2004
	(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$33,863	26%	$22,788	26%
International drilling	70,114	55%	49,686	56%
Rental tools	23,928	19%	15,471	18%

Total drilling and rental revenues	$127,905	100%	$87,945	100%

Drilling and rental operating income:
U.S. drilling gross margin (1)	$18,685	55%	$9,389	41%
International drilling gross margin (1)	16,967	24%	5,862	12%
Rental tools gross margin (1)	13,576	57%	8,913	58%
Depreciation and amortization	(16,563)		(17,806)

Total drilling and rental operating income (2)	32,665		6,358

General and administration expense	(6,443)		(4,924)
Provision for reduction in carrying value of certain assets	(2,300)		—
Gain on disposition of assets, net	5,943		333

Total operating income	$29,865		$1,767

(1)	Drilling and rental gross margins are computed as drilling and rental revenues less direct drilling and rental operating expenses, excluding depreciation and amortization expense; drilling and rental gross margin percentages are computed as drilling and rental gross margin as a percent of drilling and rental revenues. The gross margin amounts and gross margin percentages should not be used as a substitute for those amounts reported under GAAP. However, we monitor our business segments based on several criteria, including drilling and rental gross margin. Management believes that this information is useful to our investors because it more closely tracks cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

		International
	U.S. Drilling	Drilling	Rental Tools
	(Dollars in Thousands)
Three Months Ended September 30, 2005
Drilling and rental operating income (2)	$13,681	$9,682	$9,302
Depreciation and amortization	5,004	7,285	4,274

Drilling and rental gross margin	$18,685	$16,967	$13,576

Three Months Ended September 30, 2004
Drilling and rental operating income (2)	$4,851	$(3,833)	$5,340
Depreciation and amortization	4,538	9,695	3,573

Drilling and rental gross margin	$9,389	$5,862	$8,913

(2)	Drilling and rental operating income — drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.

RESULTS OF OPERATIONS (continued)
U.S. Drilling Segment
     U.S. drilling segment operations remained strong in spite of Hurricanes Katrina and Rita, with utilization of our 19 barge rigs at 78 percent for the third quarter of 2005, up from 74 percent in the third quarter of 2004. Dayrates continued to increase during the third quarter of 2005, increasing approximately nine percent over the second quarter of 2005, and approximately 32 percent over the third quarter of 2004. Revenues increased $11.1 million in the third quarter of 2005 when compared to the third quarter of 2004. The increase in revenues was also impacted by the reactivation of barge rig 26 during the fourth quarter of 2004, the return to service of barge rig 72 in May 2005 after relocation to the U.S. drilling segment from Nigeria, and the upgrade of barge rig 76 that began late in the third quarter of 2004, offset by the loss of use of barge rig 57 due to the towing incident in early July 2005. Barge rigs 20 and 26, which were taken out of service for repairs after Hurricane Katrina, have remained on reduced rates and are scheduled to return to service in November.
     Gross margins in the U.S. drilling segment increased $9.3 million, positively impacted by higher utilization and dayrates. Operating expenses increased by only $1.8 million during the current quarter as a result of higher utilization, resulting in a gross margin percentage of 55 percent for the third quarter of 2005 as compared to 41 percent in the third quarter of 2004.
International Drilling Segment
     International drilling revenues increased $20.4 million during the current quarter as compared to the third quarter of 2004. Our international land drilling revenues increased $8.7 million and international offshore revenues increased $11.7 million. The international land drilling increase is primarily attributed to the following:
•	$5.5 million increase in Mexico where our land rigs operated the entire quarter in 2005, as compared to staggered initial rig start-ups in the comparable quarter in 2004;

•	$2.5 million increase in Papua New Guinea where we had two rigs operating and two O&M contracts in the third quarter of 2005 and one rig operating and two labor contracts in 2004;

•	$1.1 million increase in the CIS region, primarily due to increased revenues of $2.5 million during installation of the Orlan platform and increased rates of $0.5 million on our rig 262 O&M contract, offset by a decline under our Tengizchevroil (“TCO”) contract of $1.9 million as one less TCO-owned rig worked in 2005 than in 2004;

•	$1.4 million increase in New Zealand where three rigs operated the entire third quarter of 2005 at higher dayrates versus two rigs operating only part of the period in the second quarter of 2004; and

•	Revenues decreased $1.1 million in Bangladesh as a result of the total loss of our rig due to a blowout in June 2005.
     Operating expenses for the international land operations were consistent with the increase in revenues as gross margin was consistent at 27 percent for both 2005 and 2004.
     International offshore revenues increased $11.7 million during the third quarter of 2005 as compared to the third quarter of 2004. The increase in revenues is attributed to our Caspian Sea operation where barge rig 257 resumed operation in late 2004 ($5.8 million), and to our offshore rigs in Nigeria, both of which operated in the third quarter of 2005, where one rig was stacked and the other was under repair for most of the third quarter of 2004. International offshore gross margin increased to 14 percent in the third quarter of 2005 compared to a negative gross margin in the comparable period in 2004. Gross margin in 2005 has been positively impacted by operation of our Caspian Sea and Nigerian rigs that more than covered both the fixed costs associated with the rigs and operating expenses incurred. In the comparable period in 2004 these rigs did not generate significant revenues.

RESULTS OF OPERATIONS (continued)
Rental Tools Segment
     Rental tools revenues increased $8.5 million to $23.9 million during the third quarter of 2005 as compared to the third quarter of 2004. Revenues increased at all locations with $0.8 million from New Iberia, Louisiana, $1.6 million from Victoria and $1.8 million from Odessa, both of which are in Texas, and $3.1 million from operations in Evanston, Wyoming. International sources also contributed $1.2 million to the increased revenues as we continue to leverage our rental tools business with our international relationships. The revenues increase was driven by a 20 percent increase in rental tools utilization and sales during the current quarter compared to the third quarter of 2004. Rental tools gross margins increased $4.7 million to $13.6 million for the current quarter as compared to the third quarter of 2004. Gross margin percentage decreased to 57 percent as compared to 58 percent for the third quarter of 2004, due to a 55 percent increase in revenues and a 58 percent increase in operating expenses. Direct costs increased during the current quarter due to increased parts purchases, higher costs associated with repairing and maintaining tools, increased sub-rentals needed to meet demand, increased costs from tool dispositions, and increased transportation costs associated with transporting tools between locations. Salaries and benefits were also higher due to increases in both the workforce and overtime. Other costs also increased during the quarter as a result of an increase in the allowance for doubtful accounts.
Other Financial Data
     General and administration expense increased $1.5 million in the current quarter compared to the third quarter 2004 due to higher employee related costs.
     In the third quarter of 2005, we completed the sale of the remaining three of our seven land rigs in Colombia and Peru. The sale of these three rigs resulted in a gain on disposition of assets of $5.9 million. We recognized $2.3 million in provision for reduction in carrying value of an insurance asset representing the premiums paid on a split dollar life insurance policy for Robert L. Parker in anticipation of a settlement of our obligation under this arrangement.
     Interest expense declined by $2.4 million in the third quarter of 2005 when compared to the third quarter of 2004 as we continue to benefit from lower overall debt and reduced interest rates resulting from the replacement of higher interest rate debt with lower interest rate issuances.
     In the third quarter of 2004, we entered into two variable-to-fixed interest rate swap agreements, which remain outstanding. The swap agreements do not qualify for hedge accounting and accordingly, we report the mark-to-market change in the fair value of the interest rate derivatives currently in earnings. For the three months ended September 30, 2005, we recognized a $1.5 million increase in the fair value of the derivative positions. For additional information see Note 7 in the notes to the unaudited consolidated condensed financial statements.
     On July 18, 2005, we redeemed $30.0 million of our 10.125% Senior Notes at a redemption price of 105.0625 percent resulting in $1.9 million in debt extinguishment costs. In the third quarter of 2004, we had $8.2 million in debt extinguishment costs related to the repayment of our $80.0 million term loan in August 2004.
     Income tax expense is primarily comprised of foreign taxes, as deferred tax assets are expected to be realized against current year U.S. income tax expense. Foreign tax expense for the third quarter of 2005 was $2.2 million as compared to foreign tax expense of $4.5 million for the third quarter of 2004. The $2.3 million decrease in foreign income taxes during the current three-month period was primarily due to reduction of taxes in Papua New Guinea plus a reduction in tax expense for Mexico upon confirmation of allowable expenses for filing the prior year’s tax return.

RESULTS OF OPERATIONS (continued)
Analysis of Discontinued Operations

	Three Months Ended September 30,
	2005	2004
	(Dollars in Thousands)
U.S. jackup and platform drilling revenues	$—	$7,187

U.S. jackup and platform drilling gross margin	$(2)	$1,416
Loss on disposition of assets	(4)	(57)

Income (loss) from discontinued operations	$(6)	$1,359

     U.S. jackup and platform drilling revenues were $7.2 million during the third quarter of 2004 and gross margin was $1.4 million. The last of these rigs, jackup rig 25, was sold on January 3, 2005.

RESULTS OF OPERATIONS (continued)
Nine Months Ended September 30, 2005 Compared with the Nine Months Ended September 30, 2004
     We recorded net income of $42.2 million for the nine months ended September 30, 2005, as compared to a net loss of $41.8 million for the nine months ended September 30, 2004, which includes income of $6.6 million attributed to discontinued operations and a loss of $48.4 million from continuing operations.
     The analysis below begins with a breakdown of the continuing operations followed by a discussion of discontinued operations.

	Nine Months Ended September 30,
	2005		2004
Drilling and rental revenues:	(Dollars in Thousands)
U.S. drilling	$92,090	24%	$63,209	24%
International drilling	220,587	58%	156,238	58%
Rental tools	69,425	18%	47,278	18%

Total drilling and rental revenues	$382,102	100%	$266,725	100%

Drilling and rental operating income:
U.S. drilling gross margin (1)	$43,686	47%	$24,613	39%
International drilling gross margin (1)	51,940	24%	34,020	22%
Rental tools gross margin (1)	41,937	60%	27,395	58%
Depreciation and amortization	(50,585)		(50,599)

Total drilling and rental operating income (2)	86,978		35,429

General and administration expense	(19,819)		(17,958)
Provision for reduction in carrying value of certain assets	(2,300)		(6,558)
Gain on disposition of assets, net	22,393		1,402

Total operating income	$87,252		$12,315

(1)	Drilling and rental gross margins are computed as drilling and rental revenues less direct drilling and rental operating expenses, excluding depreciation and amortization expense; drilling and rental gross margin percentages are computed as drilling and rental gross margin as a percent of drilling and rental revenues. The gross margin amounts and gross margin percentages should not be used as a substitute for those amounts reported under GAAP. However, we monitor our business segments based on several criteria, including drilling and rental gross margin. Management believes that this information is useful to our investors because it more closely tracks cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

		International
	U.S. Drilling	Drilling	Rental Tools
	(Dollars in Thousands)
Nine Months Ended September 30, 2005
Drilling and rental operating income (2)	$13,681	$9,682	$9,302
Depreciation and amortization	5,004	7,285	4,274

Drilling and rental gross margin	$18,685	$16,967	$13,576

Nine Months Ended September 30, 2004
Drilling and rental operating income (2)	$10,594	$7,963	$16,872
Depreciation and amortization	14,019	26,057	10,523

Drilling and rental gross margin	$24,613	$34,020	$27,395

(2)	Drilling and rental operating income — drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.

RESULTS OF OPERATIONS (continued)
U.S. Drilling Segment
     The U.S. drilling segment, consisting of 19 barge rigs, achieved increases in both rig utilization and dayrates during the first nine months of 2005. As a result, revenues increased $28.9 million during the first nine months of 2005 as compared to 2004. Barge rig utilization increased from 67 percent to 78 percent and dayrates increased approximately 27 percent.
     Gross margins in the U.S. drilling segment increased $19.1 million. Gross margins were positively impacted by the increased utilization and dayrates. Operating expenses increased by $9.8 million due primarily to increased utilization. Gross margin percentage increased from 39 percent during the first nine months of 2004 to 47 percent during 2005.
International Drilling Segment
     International drilling revenues increased $64.3 million during the current nine-month period as compared to 2004. Our international land drilling revenues increased $42.8 million, of which $30.5 million is the result of our seven land rigs in Mexico operating the entire first nine months of 2005 whereas the rigs did not begin operations until July in 2004, partially offset by $2.6 million in declines as we sold seven rigs in Colombia and Peru during the second and third quarters of 2005. We also had a $7.5 million increase in Papua New Guinea, where we had higher dayrates and utilization on both of our rigs and two labor contracts as compared to 2004 where only one rig worked throughout 2004, and a $7.3 million increase in revenues related to our New Zealand operations where all three rigs operated during the first nine months of 2005 compared to only one rig operating for most of the period and a second rig that did not begin operation until June 2004. In the CIS region we also had increases in revenues of $8.8 million under our O&M contracts with ENL for rig 262 and the Orlan platform, and $1.5 million in Turkmenistan as two rigs operated the entire nine months in 2005 and a third rig began September 10, 2005 where only one rig operated during the first quarter of 2004 and the second rig began in late March 2004, offset by declines under our TCO contract as two third-party rigs we operated were released and we generated lower dayrates on one of our remaining rigs, and a decline in Russia as rig 236 generated only demobilization revenues as it moved to Turkmenistan.
     International land gross margin increased $5.0 million, due primarily to the utilization increases in Mexico, New Zealand and Papua New Guinea, offset by a decline in gross margin on our TCO contract.
     International offshore revenues increased $21.5 million during the first nine months of 2005 as compared to 2004. The increase in revenues is attributed primarily to our Caspian Sea operation as barge rig 257 worked the entire nine months in 2005, generating $18.3 million in revenues, and was stacked during the comparable period in 2004. Revenues also increased on our deep drilling barge rig in Mexico as the rig operated the entire period in 2005 as opposed to 118 days in the first nine months of 2004.
     The significant increase in revenues positively impacted our international gross margins which increased $12.9 million to 12 percent for the current period. Gross margin percentage for the first nine months of 2004 was negative primarily due to the accrual of a $2.3 million Value Added Tax (“VAT”) assessment in Nigeria in the second quarter of 2004 and lower overall revenues in 2004.
Rental Tools Segment
     Rental tools revenues increased $22.1 million to $69.4 million during the first nine months of 2005 as compared to 2004. Increases were $1.3 million from the New Iberia, Louisiana operations, $5.5 million from Victoria and $6.6 million from Odessa, both of which are in Texas, and $4.8 million from Evanston, Wyoming. We also had increases of $3.9 million from international sources. All locations experienced increased customer demand and an expansion in the customer base. Rental tools gross margins increased $14.5 million to $41.9 million for the current nine-month period as compared to 2004. Gross margin percentage increased to 60 percent during the first nine months of 2005, as compared to 58 percent during 2004 due to a 47 percent increase in revenues and only a 38 percent increase in operating expenses. Direct costs increased due to higher activity levels which drove up inspection costs, tool repair and maintenance costs, parts purchases and increased sub-rentals needed to meet customer demand. Cost related to tool sales and transportation also increased. Salaries and benefits were also higher due to increases in both the workforce and overtime. Other costs also increased during the year as a result of an increase in our allowance for doubtful accounts.

RESULTS OF OPERATIONS (continued)
Other Financial Data
     General and administration expense increased by $1.9 million primarily due to higher employee related costs in the first nine months of 2005 compared to 2004.
     During the third quarter of 2005, we recognized a $2.3 million provision for reduction in the carrying value of an insurance asset representing the premiums paid on a split dollar life insurance policy for Robert L. Parker in anticipation of a settlement of our obligation under this agreement. During the second quarter of 2004, we recognized $6.6 million in provision for reduction in carrying value of certain assets. Of this provision, $5.1 million was the result of valuing the Latin America land rigs at the lower of net book value or fair value and $1.5 million was for the reduction in the cash surrender value on the split dollar life insurance policies.
     During the nine months ended September 30, 2005, we recorded a gain on disposition of assets of $22.4 million. This gain includes $12.3 million related to rig sales in Colombia and Peru, $8.2 million related to the excess of insurance proceeds over book value due to the well control incident on rig 255 in Bangladesh, and $0.5 million on the sale of land rig 220 in Nigeria.
     Interest expense declined $7.4 million in the nine months ended September 30, 2005 as compared to 2004 as long-term debt and related interest rates have continued to decline as a result of our debt and interest reduction programs.
     In the nine months ended September 30, 2005, we recognized $1.5 million of income due to the increase in the fair value of the interest rate swap agreements as compared to a loss of $1.4 million on these instruments due to the decline in the fair value for the nine months ended September 30, 2004.
     Loss on extinguishment of debt decreased $2.1 million during 2005 as compared to 2004. During the third quarter of 2005 we redeemed $30.0 million of our 10.125% Senior Notes at a premium of $1.9 million and in the second quarter we redeemed $65.0 million of these notes at a redemption premium of $3.3 million. Also, in February 2005, we repurchased $25.0 million of the 10.125% Senior Notes with proceeds that we had received in January 2005 from the sale of jackup rig 25, resulting in a $1.4 million loss on extinguishment of debt including the write-off of unamortized debt costs and redemption premium. During the first quarter of 2004, $0.3 million was recognized as loss on extinguishment of debt related to the retirement of 9.75% Senior Notes in the fourth quarter of 2003, in the second quarter of 2004 we repurchased $30.3 million of our 5.5% Convertible Subordinated Notes at a premium of $0.3 million and in the third quarter we repurchased $80.0 million of our 10.125% Senior Notes at a premium of $8.2 million.
     Income tax expense from operations consists of $10.5 million foreign tax expense for the nine months ended September 30, 2005 as compared to foreign tax expense of $12.0 million for the nine months ended September 30, 2004. The $1.5 million decrease in taxes during the current nine-month period was primarily due to the reduction in taxes for Papua New Guinea and Kazakhstan upon confirmation of allowable expenses for filing the prior year’s tax partially offset by taxes on the sale of our Colombia and Peru assets of approximately $2.5 million.
Analysis of Discontinued Operations

	Nine Months Ended September 30,
	2005	2004
	(Dollars in Thousands)
U.S. jackup and platform drilling revenues	$193	$31,445

U.S. jackup and platform drilling gross margin	$100	$6,694
Loss on disposition of assets, net of impairment	(29)	(108)

Income from discontinued operations	$71	$6,586

     Jackup and platform drilling rig revenues were $31.4 million for the nine months ended September 30, 2004. Gross margin for the jackup and platform rigs in 2004 was $6.7 million. All jackup and platform rigs were sold in 2004 except for jackup rig 25, which was sold on January 3, 2005.

LIQUIDITY AND CAPITAL RESOURCES
Operating Cash Flows
     As of September 30, 2005, we had cash and cash equivalents of $91.7 million, an increase of $47.4 million from December 31, 2004. The primary sources of cash for the nine-month period as reflected on the consolidated condensed statements of cash flows were $84.2 million provided by operating activities and $67.8 million of proceeds from the disposition of assets, including insurance proceeds. The primary uses of cash for the nine-month period ended September 30, 2005, were $44.5 million for capital expenditures and $60.0 million for financing activities. Major capital expenditures for the period included $23.3 million for tubulars and other rental tools. Our financing activities included a net reduction in debt of $64.5 million, which is further detailed in a subsequent paragraph.
     As of September 30, 2004, we had cash and cash equivalents of $38.8 million, a decrease of $29.0 million from December 31, 2003. The primary sources of cash for the nine-month period as reflected on the consolidated condensed statements of cash flows were $18.3 million provided by operating activities, $27.0 million of insurance proceeds, and $50.0 million of proceeds from the disposition of assets and marketable securities. The primary uses of cash for the nine-month period ended September 30, 2004, were $34.8 million for capital expenditures and $89.5 million for financing activities. Major capital expenditures for the period included $9.4 million to refurbish rigs for work in Mexico, $1.8 million to refurbish barge rig 76 for ultra-deep drilling in the shallow waters of the Gulf of Mexico and $9.4 million for tubulars and other rental tools for Quail Tools. Our financing activities included a net reduction in debt of $90.2 million.
Financing Activity
     Our current $40.0 million credit facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Availability under the revolving credit facility is subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tools equipment. The credit facility calls for a borrowing base calculation only when the credit facility has outstanding loans, including letters of credit, totaling at least $25.0 million. As of September 30, 2005, there was $10.2 million in letters of credit outstanding and no loans.
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
     We had total long-term debt of $415.9 million as of September 30, 2005. The long-term debt included:
•	$35.7 million aggregate principal amount of 10.125% Senior Notes, which are due November 15, 2009;

•	$150.0 million aggregate principal amount of Senior Floating Rate Notes bearing interest at a rate of LIBOR plus 4.75%, which are due September 1, 2010; and

•	$230.2 million aggregate principal amount of 9.625% Senior Notes, which are due October 1, 2013.

LIQUIDITY AND CAPITAL RESOURCES (continued)
Financing Activity (continued)
     As of September 30, 2005, we had approximately $121.5 million of liquidity. This liquidity was comprised of $91.7 million of cash and cash equivalents on hand and $29.8 million of availability under the revolving credit facility.
     The following table summarizes our future contractual cash obligations.

		Less than			More than
	Total	1 Year	Years 2 - 3	Years 4 - 5	5 Years
	(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$410,608	$—	$—	$185,608	$225,000
Long-term debt — interest (1)	252,094	38,043	76,663	72,419	64,969
Operating leases (2)	13,278	4,630	4,891	2,806	951

Total contractual obligations	$675,980	$42,673	$81,554	$260,833	$290,920

Commercial commitments:
Revolving credit facility (3)	$—	$—	$—	$—	$—
Standby letters of credit (3)	10,218	10,218	—	—	—

Total commercial commitments	$10,218	$10,218	$—	$—	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.625% Senior Notes, the 10.125% Senior Notes, and the Senior Floating Rate Notes. The unamortized premiums of $0.1 million and $5.2 million at September 30, 2005 related to the 10.125% Senior Notes and 9.625% Senior Notes, respectively, are not included in the contractual cash obligations schedule. Some of the interest on the Senior Floating Rate Notes has been hedged through variable-to-fixed interest rate swap agreements. The issuer (Bank of America, N.A.) of each swap has the option to extend each swap for an additional two years at the termination of the initial swap period. For this table, the highest interest rate currently hedged is used in calculating the interest on future floating rate periods.

(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3)	We have a $40.0 million revolving credit facility. As of September 30, 2005, there was no draw down on the credit facility, but $10.2 million of availability has been used to support letters of credit that have been issued, resulting in an estimated $29.8 million availability. The revolving credit facility expires in December 2007.
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

OTHER MATTERS (continued)
Recent Accounting Pronouncements (continued)
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation,” and focuses on accounting for share-based payments for services provided by employee to employer. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. The statement does not require a certain type of valuation model, and either a binomial or Black-Scholes model may be used. During the first quarter of 2005, the SEC approved a new rule for public companies to delay the adoption of this standard. In April 2005, the SEC took further action to amend Regulation S-X to state that the provisions of SFAS 123R are now effective beginning with the first annual or interim reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005 for all non-small business issuers. As a result, we will not adopt this SFAS until the first quarter of 2006. Our plans are to use the modified prospective application method as detailed in SFAS 123R. We expect the dollar impact on our financial statements to be consistent with the impact disclosed in Note 1 of the notes to the unaudited consolidated condensed financial statements. Our future cash flows will not be impacted by the adoption of this standard. See “Stock-Based Compensation” within Note 1 of the notes to the unaudited consolidated condensed financial statements for further information.
      In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123R-2, “Practical Accommodation to the Application of Grant Date as defined in FASB Statement No. 123R.” This FSP provides guidance on the definition and practical application of “grant date” as described in SFAS No. 123R. The grant date is described as the date that the employee and employer have met a mutual understanding of the key terms and conditions of an award. The other elements of the definition of grant date are: 1) the award must be authorized, 2) the employer must be obligated to transfer assets or distribute equity instruments as long as the employee has provided the necessary service and 3) the employee is affected by changes in the company’s stock price. To determine the grant date, we are allowed to use the date the award is approved in accordance with its corporate governance requirements as long as the three elements described above are met. Furthermore, the recipient cannot negotiate the award’s terms and conditions with the employer and the key terms and conditions of the award are communicated to all recipients within a reasonably short time period from the approval date. We plan to adopt this FSP in conjunction with our adoption of SFAS 123R.
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
     As of September 30, 2005, we had the following derivative instruments outstanding related to our interest rate swaps, which are included in “Other noncurrent assets:”

Effective	Termination	Notional	Floating	Fixed	Fair
Date	Date	Amount	Rate	Rate	Value
	(Dollars in Thousands)
September 1, 2005	September 2, 2008	$50,000	Three-month LIBOR plus 475 basis points	8.83%	$219
September 1, 2005	September 4, 2007	$50,000	Three-month LIBOR plus 475 basis points	8.48%	512

					$731

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We performed evaluations under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2005.
     Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2005 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For information regarding Legal Proceedings, see Note 8 in Item 1 of Part I of this quarterly report on Form 10-Q, which information from Note 8 is incorporated by reference into this item.
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum Number
			of Shares Purchased	of Shares That May
			as Part of Publicly	Yet be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Date	Shares Purchased	Paid Per Share	or Programs	or Programs
August 5, 2005	4,761	$7.90	—	—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

PART II. OTHER INFORMATION (continued)
ITEM 6. EXHIBITS
(a)	Exhibits:
The following exhibits are filed as a part of this report:

Exhibit
Number	Description

15	Letter re Unaudited Interim Financial Information

31.1	Section 302 Certification — Chief Executive Officer

31.2	Section 302 Certification — Chief Financial Officer

32.1	Section 906 Certification — Chief Executive Officer

32.2	Section 906 Certification — Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parker Drilling Company
Registrant
Date: November 7, 2005	By:	/s/ Robert L. Parker Jr.
Robert L. Parker Jr.
President and Chief Executive Officer

	By:	/s/ W. Kirk Brassfield
W. Kirk Brassfield
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

15	Letter re Unaudited Interim Financial Information

31.1	Section 302 Certification — Chief Executive Officer

31.2	Section 302 Certification — Chief Financial Officer

32.1	Section 906 Certification — Chief Executive Officer

32.2	Section 906 Certification — Chief Financial Officer