Form 10-Q
period 2006-03-31
PARKER DRILLING CO /DE/
filed 2006-05-09
CIK 76321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For The Quarterly Period Ended MARCH 31, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of April 28, 2006, 108,130,959 common shares were outstanding.

PARKER DRILLING COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$186,630	$60,176
Marketable securities	—	18,000
Accounts and notes receivable, net	118,122	104,681
Rig materials and supplies	17,264	18,179
Deferred costs	3,548	4,223
Deferred income taxes	14,840	12,018
Other current assets	49,358	64,058

Total current assets	389,762	281,335

Property, plant and equipment less accumulated depreciation and amortization of $599,327 at March 31, 2006 and $586,168 at December 31, 2005	373,515	355,397

Goodwill	107,606	107,606

Other noncurrent assets	46,038	57,282

Total assets	$916,921	$801,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$134,074	$140,977
Accrued income taxes	11,107	9,778

Total current liabilities	145,181	150,755

Long-term debt	379,853	380,015
Other long-term liabilities	11,009	11,021
Contingencies (Note 9)	—	—

Stockholders’ equity:
Common stock	18,002	16,306
Capital in excess of par value	559,818	456,135
Unamortized restricted stock plan compensation	—	(4,212)
Accumulated deficit	(196,942)	(208,400)

Total stockholders’ equity	380,878	259,829

Total liabilities and stockholders’ equity	$916,921	$801,620

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Drilling and rental revenues:
U.S. drilling	$40,253	$27,117
International drilling	79,830	72,172
Rental tools	27,251	20,954

Total drilling and rental revenues	147,334	120,243

Drilling and rental operating expenses:
U.S. drilling	17,470	14,388
International drilling	61,372	55,803
Rental tools	10,470	8,185
Depreciation and amortization	16,957	16,876

Total drilling and rental operating expenses	106,269	95,252

Drilling and rental operating income	41,065	24,991

General and administration expense	(7,694)	(6,976)
Gain on disposition of assets, net	448	552

Total operating income	33,819	18,567

Other income and (expense):
Interest expense	(9,101)	(11,056)
Changes in fair value of derivative positions	813	1,607
Interest income	1,406	238
Loss on extinguishment of debt	(2)	(1,429)
Minority interest	(964)	769
Other	(17)	(6)

Total other income and (expense)	(7,865)	(9,877)

Income before income taxes	25,954	8,690

Income tax expense:
Current	5,563	4,852
Deferred	8,933	—

Total income tax expense	14,496	4,852

Income from continuing operations	11,458	3,838

Discontinued operations	—	91

Net income	$11,458	$3,929

Basic earnings per share:
Income from continuing operations	$0.11	$0.04
Discontinued operations	$—	$—
Net income	$0.11	$0.04

Diluted earnings per share:
Income from continuing operations	$0.11	$0.04
Discontinued operations	$—	$—
Net income	$0.11	$0.04

Number of common shares used in computing earnings per share:
Basic	104,469,893	94,948,637
Diluted	106,003,562	96,145,661
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$11,458	$3,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,957	16,876
Gain on disposition of assets	(448)	(538)
Deferred income tax expense	8,933	—
Expenses not requiring cash	3,156	1,523
Change in operating assets and liabilities	(4,375)	12,893

Net cash provided by operating activities	35,681	34,683

Cash flows from investing activities:
Capital expenditures	(35,940)	(12,606)
Proceeds from the sale of assets	958	22,991
Purchase of marketable securities	(43,550)	—
Proceeds from sale of marketable securities	61,550	—

Net cash provided by (used in) investing activities	(16,982)	10,385

Cash flows from financing activities:
Principal payments under debt obligations	—	(25,024)
Proceeds from common stock offering	99,947	—
Proceeds from stock options exercised	6,067	1,954
Excess tax benefit from stock options exercised	1,741	—

Net cash provided by (used in) financing activities	107,755	(23,070)

Net increase in cash and cash equivalents	126,454	21,998

Cash and cash equivalents at beginning of year	60,176	44,267

Cash and cash equivalents at end of period	$186,630	$66,265

Supplemental cash flow information:
Interest paid	$3,314	$3,258
Income taxes paid	$2,487	$2,899

Discontinued operations:
Loss on disposition of assets	$—	$14
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.	General — In the opinion of the management of Parker Drilling Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of March 31, 2006 and December 31, 2005, (2) the results of operations for the three months ended March 31, 2006 and 2005, and (3) cash flows for the three months ended March 31, 2006 and 2005. Results for the three months ended March 31, 2006 are not necessarily indicative of the results that will be realized for the year ending December 31, 2006. The financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2005.

Our independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the Public Company Accounting Oversight Board (United States). Pursuant to Rule 436(c) under the Securities Act of 1933, their independent registered public accounting firm’s report of that review should not be considered a report within the meaning of Section 7 and 11 of that Act, and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

Stock-Based Compensation — On January 1, 2006 we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” which requires that we include an estimate of the fair value of stock based compensation costs related to stock options in net income. We elected the modified prospective transition method as permitted by SFAS No. 123R. Under this transition method, stock-based compensation expense includes (1) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and (2) compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. As a result of adopting this standard, we were required to estimate forfeitures, and, if material, record a one-time cumulative effect of a change in accounting principal adjustment. As a result of our estimates, the adoption of this standard did not have a significant effect on our consolidated condensed financial statements and, as such, no adjustment was recorded. Also, in accordance with the modified prospective transition method, our consolidated condensed financial statements for prior periods have not been restated, and do not include, the impact of SFAS No. 123R.

Under SFAS No. 123R, we continue to use the Black-Scholes option-pricing model to estimate the fair value of our stock options. Expected volatility is determined by using historical volatilities based on historical stock prices for a period that matches the expected term. The expected term of options represents the period of time that options granted are expected to be outstanding and typically falls between the options’ vesting and contractual expiration dates. The expected term assumption is developed by using historical exercise data adjusted as appropriate for future expectations. The risk-free rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The fair value of each option is estimated on the date of grant. The following is a summary of valuation assumptions for grants during the three months ended March 31, 2006 and 2005:

	Grants during the Three
	Months Ended March 31,
Valuation Assumptions (1)	2006 (SFAS 123R)	2005 (SFAS 123)
Expected volatility	16.9%	51.1%
Expected term	0.25 years	3-7 years
Risk-free interest rate	4.23%	3.38%
Expected dividend yield	0.0%	0.0%

(1)	The stock option granted during the first quarter of 2006 was a discounted option that was made to provide the recipient with the same value as a grant which he had been advised that he would receive in 1999 but was not awarded at that time due to an oversight. The option was vested at the grant date and had an April 14, 2006 expiration date. Accordingly, the volatility and expected term assumptions in 2006 are not comparable with those calculated for 2005.

     NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
Stock-Based Compensation (continued)

Total stock-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2006, was $1.2 million of which $1.1 million was related to restricted stock plan expense, which we had previously been recognizing. Stock-based compensation expense is included in our consolidated condensed income statement in “General and administration expense.” Unvested stock options at December 31, 2005 and March 31, 2006 were 86,417 and 37,284, respectively. Total unrecognized compensation cost related to stock options granted under our plans was approximately $32,000 at December 31, 2005 and approximately $21,000 at March 31, 2006, which will be amortized over a weighted-average vesting period of one and one half years. Unvested restricted stock awards at December 31, 2005 and March 31, 2006 were 1,105,000 shares and 1,192,710 shares, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $4.2 million as of December 31, 2005 and $4.1 million as of March 31, 2006. There were 90,210 restricted shares granted (net of forfeitures) to certain officers and key employees during the three months ended March 31, 2006. The remaining unrecognized compensation cost related to unamortized restricted stock awards will be amortized over a weighted-average vesting period of approximately one year.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated condensed statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. We have elected to adopt the transition method described in FSP 123(R)-3. The tax benefit realized for the tax deductions from option exercises totaled $1.7 million for the three months ended March 31, 2006 which has been reported as a financing cash inflow in the consolidated condensed statement of cash flows. Cash received from option exercises for the three months ended March 31, 2006 was $6.1 million and $1.9 million in the first quarter of 2005.

For periods prior to 2006, we accounted for stock based compensation plans using the recognition and measurement principles of the Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. Under these principles no stock based employee compensation costs related to stock options granted was reflected in net income, as all options granted under the various plans had exercise prices equal to or greater than the fair market value of the underlying common stock on the date of the grants. In accordance with the provisions of SFAS No. 123R, our deferred compensation (contra-equity accounts) related to restricted stock awards granted prior to the adoption of SFAS No. 123R were eliminated against the appropriate equity accounts (additional paid-in capital) upon adoption. The following table illustrates the effect on net income and net income per share as if we had applied the fair –value based provisions of SFAS No. 123R for the three months ended March 31, 2005:

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
Stock-Based Compensation (continued)

Three Months Ended
March 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
Net income as reported	$3,929

Stock-based compensation expense included in net income as reported	876

Stock-based compensation expense determined under fair value method	(956)

Net income pro forma	$3,849

Basic earnings per share:
Net income as reported	$0.04
Net income pro forma	$0.04

Diluted earnings per share:
Net income as reported	$0.04
Net income pro forma	$0.04
Disclosures for the three months ended March 31, 2006 are not presented as the amounts are recognized in the consolidated condensed financial statements.

2.	Common Stock Offering- In January 2006, we issued 8,900,000 shares of common stock, pursuant to a Free Writing Prospectus dated January 17, 2006 and a Prospectus Supplement dated January 18, 2006. On January 23, 2006, we realized $11.23 per share or a total of $99.9 million of net proceeds before expenses, but after underwriter discount, from the offering.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
3.	Earnings Per Share (“EPS”)

	Three Months Ended March 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Income from continuing operations	$11,458,000	104,469,893	$0.11
Discontinued operations	—		—

Net income	$11,458,000		$0.11

Effect of dilutive securities:
Stock options and restricted stock	—	1,533,669	—

Diluted EPS:
Income from continuing operations	$11,458,000	106,003,562	$0.11
Discontinued operations	—		—

Net income	$11,458,000		$0.11

	Three Months Ended March 31, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Income from continuing operations	$3,838,000	94,948,637	$0.04
Discontinued operations	91,000		—

Net income	$3,929,000		$0.04

Effect of dilutive securities:
Stock options and restricted stock	—	1,197,024	—

Diluted EPS:
Income from continuing operations	$3,838,000	96,145,661	$0.04
Discontinued operations	91,000		—

Net income	$3,929,000		$0.04

Options to purchase 524,000 shares of common stock with exercise prices ranging from $10.81 to $12.19 per share, were outstanding during the three months ended March 31, 2006, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 4,285,300 shares of common stock with exercise prices ranging from $5.35 to $12.19 per share, were outstanding during the three months ended March 31, 2005, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
4.	Business Segments — The primary services we provide are as follows: U.S. drilling, international drilling and rental tools. Information regarding our operations by industry segment for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$40,253	$27,117
International drilling	79,830	72,172
Rental tools	27,251	20,954

Total drilling and rental revenues	$147,334	$120,243

Drilling and rental operating income:
U.S. drilling	$17,726	$8,093
International drilling	11,153	7,882
Rental tools	12,186	9,016

Total drilling and rental operating income	41,065	24,991

General and administration expense	(7,694)	(6,976)
Gain on disposition of assets, net	448	552

Total operating income	33,819	18,567

Interest expense	(9,101)	(11,056)
Changes in fair value of derivative positions	813	1,607
Loss on extinguishment of debt	(2)	(1,429)
Other	425	1,001

Income before income taxes	$25,954	$8,690

5.	Discontinued Operations — Under a plan approved by our board of directors in June 2003, we disposed of all of our jackup and platform rigs. Nine of the rigs were sold in the third quarter of 2004 and one was sold in January 2005. Another jackup rig was destroyed in an incident in September 2003. The three months ended March 31, 2005, include the operations of the last jackup rig prior to its sale in January 2005.

Analysis of Discontinued Operations

Three Months Ended
March 31, 2005
(Dollars in Thousands)
U.S. jackup and platform drilling revenues	$193

U.S. jackup and platform drilling gross margin (1)	$105
Loss on disposition of assets	(14)

Income from discontinued operations	$91

(1)	Drilling gross margin is computed as drilling revenues less direct drilling operating expenses, excluding depreciation and amortization expense. The gross margin amounts and gross margin percentages should not be used as a substitute for those amounts reported under GAAP. However, we monitor our business segments based on several criteria, including drilling gross margin. Management believes that this information is useful to our investors because it more closely tracks cash generated by segment.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
6.	Income Tax Expense — Income tax expense was $14.5 million for the first quarter of 2006, as compared to income tax expense of $4.9 million for the first quarter of 2005. The $9.6 million increase in taxes was due primarily to the recording of deferred taxes. During the fourth quarter of 2005, we recognized a deferred tax benefit in earnings primarily relating to the elimination of our valuation allowance reserving our Net Operating Loss (“NOL”) carryforward. As a result of this accounting treatment, we will recognize deferred tax expense as the NOL carryforward is utilized. Current foreign tax expense for the first quarter of 2006 was $5.0 million, as compared to current foreign tax expense of $4.9 million for the first quarter of 2005.
7.	Long-Term Debt

	March 31, 2006	December 31, 2005
	(Dollars in Thousands)
Senior Notes:
Interest rate floating (LIBOR + 4.75%), due 2010	$150,000	$150,000
Interest rate 9.625%, due 2013	229,853	230,015

Total debt	379,853	380,015
Less current portion	—	—

Total long-term debt	$379,853	$380,015

Our current $40.0 million credit facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Availability under the revolving credit facility is subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tools equipment. The credit facility calls for a borrowing base calculation only when the credit facility has outstanding loans, including letters of credit, totaling at least $25.0 million. As of March 31, 2006, there were $24.1 million in letters of credit outstanding and no loans. On March 1, 2006, an amendment was signed to eliminate the $25.0 million limit for letters of credit and to give us the ability to call outstanding Senior Notes and Senior Floating Rate Notes without limitation concerning commitments, including letters of credit, under the credit facility.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
8.	Derivative Instruments — We use derivative instruments to manage risks associated with interest rate fluctuations in connection with our $150.0 million Senior Floating Rate Notes. Derivative instruments, which consist of variable-to-fixed interest rate swaps, do not meet the hedge criteria in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are therefore not designated as hedges. Accordingly, the change in the fair value of the interest rate swaps is recognized currently in earnings.

As of March 31, 2006, we had the following derivative instruments outstanding related to our interest rate swaps, which are included in “Other noncurrent assets:”

Effective	Termination	Notional	Floating	Fixed	Fair
Date	Date	Amount	Rate	Rate	Value
(Dollars in Thousands)
September 1, 2005	September 2, 2008	$50,000	Three-month LIBOR	8.83%	$1,102
			plus 475 basis points

September 1, 2005	September 4, 2007	$50,000	Three-month LIBOR	8.48%	992
			plus 475 basis points

					$2,094

9.	Contingencies — On October 14, 2005, the Kazakhstan Branch (“PKD Kazakhstan”) of Parker Drilling Company International Limited (“PDCIL”) received an Act of Tax Audit from the Ministry of Finance of Kazakhstan (“MinFin”) assessing PKD Kazakhstan an amount of $111.4 million. Approximately $56.4 million was assessed for import Value Added Tax (“VAT”), administrative fines and interest on equipment imported to perform drilling contracts (the “VAT Assessment”). The VAT Assessment is based on an interpretation by MinFin that resolutions of the Government of the Kazakhstan and MinFin removing import VAT exemptions should be applied retroactively. The client of PKD Kazakhstan has agreed to reimburse the VAT Assessment, when and if PKD Kazakhstan is required to pay. At December 31, 2005, the $56.4 million VAT Assessment was reflected in “Accrued liabilities” in the consolidated condensed balance sheet with a corresponding $56.4 million reimbursement receivable from the client reported in “Other current assets.” In addition to the VAT Assessment, MinFin also assessed approximately $55.0 million for corporate income tax, individual income tax and social tax, administrative fines and interest in connection with the reimbursements received from the client for the upgrade of barge Rig 257 and other issues (the “Income Tax Assessment”). The Income Tax Assessment is substantially based on the same reimbursement issue on which PKD Kazakhstan has previously prevailed in the Supreme Court on two previous occasions. Both of these assessments were appealed to the Astana City Court and on April 6, 2006, the Astana City Court issued an opinion in favor of PKD Kazakhstan on the Income Tax Assessment and in favor of MinFin on the VAT Assessment, but reduced the amount of the VAT Assessment. PKD Kazakhstan is appealing the ruling on the VAT Assessment and MinFin is appealing the ruling on the Income Tax Assessment, as well as the reduction of the VAT Assessment. Based on the ruling of the Astana City Court and pending the appeal, we have reduced the amount of the VAT Assessment that is reflected in “Accrued liabilities” to $38.2 million in the consolidated condensed balance sheet and adjusted the corresponding receivable from our client to $38.2 million that is reported in “Other current assets.”

The Company continues to pursue its petition with the U.S. Treasury Department for Competent Authority review, which is a tax treaty procedure to resolve disputes as to which country may tax income covered under the treaty. The U.S. Treaty Department has granted the Company’s petition; however, the proceedings have not progressed significantly during the last year.

In September 2005, a subsidiary of the Company was served with a lawsuit filed on behalf of numerous citizens of Bangladesh claiming $250 million in damages due to various types of property damage and personal injuries arising as a result of two blowouts, only one of which involved the Company that occurred in Bangladesh in January and July 2005. The case is in the very early stages of discovery and, accordingly the ultimate outcome cannot presently be determined. In any event, the Company believes that the outcome of this lawsuit will not have a material adverse impact on the financial condition of the Company due to insurance coverage and contractual indemnities.

In August 2004, we were notified that certain of our subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi by several hundred persons that allege that they were employed by some of the named defendants between approximately 1965 and 1986. The complaints name as defendants numerous other companies that are not affiliated with us, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
Contingencies (continued)
The complaints allege that our subsidiaries and other drilling contractors used those asbestos-containing products in offshore drilling operations, land-based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability and claims under the Jones Act. Based on the report of the special master, these complaints have been severed and venue of the claims transferred to the county in which the plaintiff resides or the county in which the cause of action allegedly accrued. This is a time-consuming process because the court clerks of the three original counties must copy the court files or each plaintiff’s claim and then send the file to the transferee county. In addition, plaintiffs are in the process of filing amended complaints to specifically identify the companies against which they are asserting claims. The amended complaints are narrowing the scope of the litigation, eliminating some defendants altogether from the cases, and dramatically reducing the number of plaintiffs asserting claims against other companies. The Company is in the process of reviewing the amended complaints to determine whether there are any plaintiffs that have an employment relationship with subsidiaries of the Company and the appropriate subsidiaries have answered certain of these amended complaints denying any liability. Once the process of venue transfers has been completed, it is anticipated that written and deposition discovery will commence as to individual plaintiffs. In addition, on March 18, 2005, a case was filed by a single plaintiff in the Circuit Court of Madison County, Illinois against approximately 125 defendants, including Parker Drilling Company, alleging that the plaintiff suffers from asbestos-related diseases, including mesothelioma, as a result of exposure to asbestos and asbestos-containing products. This Illinois case was dismissed on March 29, 2006 without any payment. On January 13, 2006, one of our subsidiaries was served with a petition filed in the District Court for the Parish of Jefferson in Louisiana against more than 200 defendants by 88 plaintiffs complaining of exposure to asbestos, chemicals, noise, and metals during their work as Jones Act seamen. We have not yet had an opportunity to conduct sufficient discovery to determine the number of plaintiffs, if any, that were employed by us or otherwise have any connection with our operations during the relevant period. The plaintiffs in these cases seek, among other things, awards of unspecified compensatory and punitive damages. The subsidiaries named in these lawsuits intend to defend themselves vigorously and, based on the information available to the Company at this time, the Company does not expect the outcome of these lawsuits to have a material adverse effect on our financial condition, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits.

10.	Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements — Set forth on the following pages are the unaudited consolidating condensed financial statements of (i) Parker Drilling, (ii) our restricted subsidiaries that are guarantors of the Senior Notes and (iii) our restricted and unrestricted subsidiaries that are not guarantors of the Senior Notes. All of our Senior Notes are guaranteed by substantially all of the restricted subsidiaries of Parker Drilling. There are currently no restrictions on the ability of the restricted subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries.

AralParker (a Kazakhstan closed joint stock company, owned 50 percent by Parker Drilling (Kazakstan) Ltd. and 50 percent by Aralnedra, CJSC), Casuarina Limited (a wholly-owned captive insurance company), KDN Drilling Limited, Mallard Drilling of South America, Inc., Mallard Drilling of Venezuela, Inc., Parker Drilling Investment Company, Parker Drilling (Nigeria), Limited, Parker Drilling Company (Bolivia) S.A., Parker Drilling Company Kuwait Limited, Parker Drilling Company Limited (Bahamas), Parker Drilling Company of New Zealand Limited, Parker Drilling Company of Sakhalin, Parker Drilling de Mexico S. de R.L. de C.V., Parker Drilling International of New Zealand Limited, Parker Drilling Tengiz, Ltd., Parker-TNK-Drilling, PD Servicios Integrales, S. de R.L. de C.V., PKD Sales Corporation, Parker SMNG Drilling Limited Liability Company (owned 50 percent by Parker Drilling Company International, Inc.), Parker Drilling Asia Pacific, LLC., and Universal Rig Leasing B.V. are all non-guarantor subsidiaries. We are providing unaudited consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005. The condensed consolidating financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting. In addition, the consolidating condensed statement of cash flows includes a change to the 2005 presentation between the parent and guarantor columns from that which was previously reported to correct a mathematical error between those two columns. Cash flows from operating activities of the parent for the three months ended March 31, 2005 have been decreased by $9.2 million and cash flows from operating activities of the guarantor have been increased by the same amount. Also, cash flows from financing activities of the parent for the three months ended March 31, 2005 have been increased by $9.2 million and cash flows from financing activities of the guarantor have been decreased by the same amount.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)

	March 31, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$153,105	$10,940	$22,585	$—	$186,630
Accounts and notes receivable, net	43,682	136,223	47,064	(108,847)	118,122
Rig materials and supplies	—	9,365	7,899	—	17,264
Deferred costs	—	3,076	472	—	3,548
Other current assets	14,846	48,446	906	—	64,198

Total current assets	211,633	208,050	78,926	(108,847)	389,762

Property, plant and equipment, net	134	408,673	36,793	(72,085)	373,515

Goodwill	—	107,606	—	—	107,606

Investment in subsidiaries and intercompany advances	635,095	743,511	27,958	(1,406,564)	—

Other noncurrent assets	34,135	12,636	(694)	(39)	46,038

Total assets	$880,997	$1,480,476	$142,983	$(1,587,535)	$916,921

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$45,393	$167,719	$57,965	$(137,003)	$134,074
Accrued income taxes	(510)	11,314	303	—	11,107

Total current liabilities	44,883	179,033	58,268	(137,003)	145,181

Long-term debt	379,853	—	—	—	379,853
Other long-term liabilities	801	8,599	1,609	—	11,009
Intercompany payables	74,582	572,622	9,664	(656,868)	—

Stockholders’ equity:
Common stock	18,002	39,899	21,251	(61,150)	18,002
Capital in excess of par value	559,818	977,559	33,950	(1,011,509)	559,818
Retained earnings (accumulated deficit)	(196,942)	(297,236)	18,241	278,995	(196,942)

Total stockholders’ equity	380,878	720,222	73,442	(793,664)	380,878

Total liabilities and stockholders’ equity	$880,997	$1,480,476	$142,983	$(1,587,535)	$916,921

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)

	Three Months Ended March 31, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Drilling and rental revenues	$—	$117,746	$42,680	$(13,092)	$147,334

Drilling and rental operating expenses	—	61,189	41,215	(13,092)	89,312
Depreciation and amortization	—	15,937	1,020	—	16,957

Drilling and rental operating income	—	40,620	445	—	41,065

General and administration expense (1)	(55)	(7,630)	(9)	—	(7,694)
Gain on disposition of assets, net	—	401	47	—	448

Total operating income (loss)	(55)	33,391	483	—	33,819

Other income and (expense):
Interest expense	(10,287)	(11,796)	(510)	13,492	(9,101)
Changes in fair value of derivative positions	813	—	—	—	813
Interest income	12,074	2,017	807	(13,492)	1,406
Loss on extinguishment of debt	(2)	—	—	—	(2)
Minority interest	—	—	(964)	—	(964)
Other	—	(17)	—	—	(17)
Equity in net earnings of subsidiaries	18,943	—	—	(18,943)	—

Total other income and (expense)	21,541	(9,796)	(667)	(18,943)	(7,865)

Income (loss) before income taxes	21,486	23,595	(184)	(18,943)	25,954

Income tax expense (benefit):
Current	744	3,011	1,808	—	5,563
Deferred	9,284	(290)	(61)	—	8,933

Income tax expense	10,028	2,721	1,747	—	14,496

Income (loss) from continuing operations	11,458	20,874	(1,931)	(18,943)	11,458

Discontinued operations	—	—	—	—	—

Net income (loss)	$11,458	$20,874	$(1,931)	$(18,943)	$11,458

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)

	Three Months Ended March 31, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Drilling and rental revenues	$—	$89,144	$34,943	$(3,844)	$120,243

Drilling and rental operating expenses	—	47,908	34,323	(3,855)	78,376
Depreciation and amortization	—	15,911	965	—	16,876

Drilling and rental operating income (loss)	—	25,325	(345)	11	24,991

General and administration expense (1)	(42)	(6,934)	—	—	(6,976)
Gain on disposition of assets, net	—	347	205	—	552

Total operating income (loss)	(42)	18,738	(140)	11	18,567

Other income and (expense):
Interest expense	(12,248)	(12,287)	(755)	14,234	(11,056)
Changes in fair value of derivative positions	1,607	—	—	—	1,607
Interest income	11,639	2,123	710	(14,234)	238
Loss on extinguishment of debt	(1,429)	—	—	—	(1,429)
Minority interest	—	—	769	—	769
Other	—	(6)	11	(11)	(6)
Equity in net earnings of subsidiaries	4,608	—	—	(4,608)	—

Total other income and (expense)	4,177	(10,170)	735	(4,619)	(9,877)

Income (loss) before income taxes	4,135	8,568	595	(4,608)	8,690

Income tax expense	206	2,831	1,815	—	4,852

Income (loss) from continuing operations	3,929	5,737	(1,220)	(4,608)	3,838

Discontinued operations	—	91	—	—	91

Net income (loss)	$3,929	$5,828	$(1,220)	$(4,608)	$3,929

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended March 31, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$11,458	$20,874	$(1,931)	$(18,943)	$11,458
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	15,937	1,020	—	16,957
Gain on disposition of assets	—	(401)	(47)	—	(448)
Deferred tax expense (benefit)	9,284	(290)	(61)	—	8,933
Expenses not requiring cash	2,856	300	—	—	3,156
Equity in net earnings of subsidiaries	(18,943)	—	—	18,943	—
Change in operating assets and liabilities	2,159	(10,771)	4,237	—	(4,375)

Net cash provided by operating activities	6,814	25,649	3,218	—	35,681

Cash flows from investing activities:
Capital expenditures	—	(35,079)	(861)	—	(35,940)
Proceeds from the sale of assets	—	189	769	—	958
Purchase of marketable securities	(43,550)	—	—	—	(43,550)
Proceeds from sale of marketable securities	59,550	2,000	—	—	61,550

Net cash provided by (used in) investing activities	16,000	(32,890)	(92)	—	(16,982)

Cash flows from financing activities:
Proceeds from common stock offering	99,947	—	—	—	99,947
Proceeds from stock options exercised	6,067				6,067
Excess tax benefit from stock options exercised	1,741				1,741
Intercompany advances, net	(9,442)	7,036	2,406	—	—

Net cash provided by financing activities	98,313	7,036	2,406	—	107,755

Net increase (decrease) in cash and cash equivalents	121,127	(205)	5,532	—	126,454

Cash and cash equivalents at beginning of year	31,978	11,145	17,053	—	60,176

Cash and cash equivalents at end of period	$153,105	$10,940	$22,585	$—	$186,630

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended March 31, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$3,929	$5,828	$(1,220)	$(4,608)	$3,929
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	15,911	965	—	16,876
Gain on disposition of assets	—	(333)	(205)	—	(538)
Expenses not requiring cash	1,135	388		—	1,523
Equity in net earnings of subsidiaries	(4,608)	—	—	4,608	—
Change in operating assets and liabilities	5,248	6,450	1,195	—	12,893

Net cash provided by operating activities	5,704	28,244	735	—	34,683

Cash flows from investing activities:
Capital expenditures	—	(11,850)	(756)	—	(12,606)
Proceeds from the sale of assets	—	22,409	582	—	22,991

Net cash provided by (used in) investing activities	—	10,559	(174)	—	10,385

Cash flows from financing activities:
Principal payments under debt obligations	(25,024)	—	—	—	(25,024)
Proceeds from stock options exercised	1,954	—	—	—	1,954
Intercompany advances, net	40,493	(39,436)	(1,057)	—	—

Net cash provided by (used in) financing activities	17,423	(39,436)	(1,057)	—	(23,070)

Net increase (decrease) in cash and cash equivalents	23,127	(633)	(496)	—	21,998

Cash and cash equivalents at beginning of year	16,677	7,938	19,652	—	44,267

Cash and cash equivalents at end of period	$39,804	$7,305	$19,156	$—	$66,265

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Parker Drilling Company
     We have reviewed the accompanying consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of March 31, 2006 and the related consolidated condensed statements of operations for the three month periods ended March 31, 2006 and 2005 and the consolidated condensed statements of cash flows for the three month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended; management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 6, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Houston, Texas
May 5, 2006

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Form 10-Q, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:
•	stability of prices and demand for oil and natural gas;

•	levels of oil and natural gas exploration and production activities;

•	demand for contract drilling and drilling related services and demand for rental tools;

•	our future operating results and profitability;

•	our future rig utilization, dayrates and rental tools activity;

•	entering into new, or extending existing, drilling contracts and our expectations concerning when our rigs will commence operations under such contracts;

•	growth of the Company through acquisitions of companies or assets;

•	entering into joint venture agreements with local companies;

•	our future capital expenditures and investments in the acquisition and refurbishment of rigs and equipment;

•	our future liquidity;

•	availability and sources of funds to reduce our debt and expectations of when debt will be reduced;

•	the outcome of pending and future legal proceedings, tax assessments and other claims;

•	our recovery of insurance proceeds with respect to any damages to our assets;

•	the availability of insurance coverage for pending or future claims;

•	the enforceability of contractual indemnification in relation to pending or future claims;

•	compliance with covenants under our senior credit facility and indentures for our senior notes; and

•	expansion and growth of our operations.
     In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although our management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as any other cautionary language included in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:
•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business;

•	the U.S. economy and the demand for natural gas;

•	fluctuations in the market prices of oil and gas;

•	imposition of unanticipated trade restrictions;

•	unanticipated operating hazards and uninsured risks;

•	political instability, terrorism or war;

•	governmental regulations, including changes in tax laws or ability to remit funds to the U.S., that adversely affect the cost of doing business;

•	adverse environmental events;

•	adverse weather conditions;

•	changes in the concentration of customer and supplier relationships;

•	unexpected cost increases for upgrade and refurbishment projects;

•	delays in obtaining components for capital projects;

•	shortages of skilled labor;

•	unanticipated cancellation of contracts by operators without cause;

•	breakdown of equipment and other operational problems;

•	changes in competition;

•	risk factors discussed in our 2005 Form 10-K and listed from time to time in our filings with the Securities and Exchange Commission; and

•	other similar factors (some of which are discussed in documents referred to in this Form 10-Q).

DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS (continued)
     Each forward-looking statement speaks only as of the date of this Form 10-Q, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Before you decide to invest in our securities, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-Q could have a material adverse effect on our business, results of operations, financial condition and cash flows.
OUTLOOK AND OVERVIEW
     Results for the first quarter of 2006 were strong as both utilization and dayrates increased. Operating income for the quarter increased 21 percent over the fourth quarter of 2005. Demand for our services and for our rental tools was positively affected by continued favorable market conditions that have kept both oil and gas prices at levels that provide attractive returns on drilling projects. Although energy commodity prices react almost daily to supply disruptions, weather-related issues and other market factors, overall prices have remained at levels that spur drilling activity. We expect these conditions to continue through the remainder of 2006.
     Our growth strategies, which are grounded in adding new-build rigs to our fleet and in expanding our rental tools business, are progressing on track. We currently have ten rigs under construction, which we expect to be available to work at various times between the third quarter of 2006 and the first quarter of 2007. Construction is progressing on two new-build projects. The first project is for four 2000 hp rigs which should be ready for delivery in the third and fourth quarters. Marketing of these rigs is progressing and we are optimistic that all four will be contracted during the second and third quarters. A second four-rig project is for our Saudi Arabia joint venture. These rigs are contracted for work with Saudi Aramco upon delivery. Construction for these rigs began during the first quarter. Our ninth construction project is for the rebuild of Rig 247, which is expected to be available for delivery in the fourth quarter. The tenth project is Barge Rig 77, which is an ultra-deep drilling barge. Drydock construction was completed in April and topside construction is in process, with delivery expected in the fourth quarter.
     Our rental tools business had a record quarter in the first quarter of 2006, following a record-setting year in 2005. We opened a new satellite facility in the Williston Basin area in the first quarter and plan to open a full-service facility in Texarkana to serve the Fayetteville and eastern Barnett shale areas in Arkansas and Texas later in 2006. We have added marketing staff in these areas in advance of facility openings to accelerate this growth.
     In the U.S., dayrates for drilling barges have continued to rise. Barge Rig 12, which has been upgraded from workover to deep drilling status, will leave the shipyard in mid-May to begin three consecutive two-month contracts that have renewal options, off the southwest Louisiana coast. We anticipate high utilization for our U.S. barge rigs throughout 2006, and while we do not anticipate dayrate increases of the same magnitude we experienced over the past year, we believe opportunities for significant increases still exist.
     Internationally, where contracts are generally longer term, we are in the position in several areas of being able to either upgrade or extend contracts with existing customers or tender our rigs with new or different customers. Timing is favorable as it provides the opportunity to keep dayrates current with global market conditions.
      In Mexico, our contract for seven land rigs with Halliburton is expiring as each rig completes its last well. Four rigs have completed their final well and the other three are expected to complete their final wells by the end of May. Six of the seven rigs were active throughout the first quarter. While three of the rigs are expected to continue to work in Mexico, Rig 121 will move from Mexico to South Padre Island, Texas, at the completion of its final well, for a one-year contract with four six-month options. The remaining three rigs are being bid in international markets and should be under contract by the third quarter.
     In Bangladesh, Rig 225 spud on April 22 under a new six-month contract. In New Zealand, two rigs were active throughout the first quarter, with Rig 188 released in March. Rig 188 is expected to return to work under a new contract in late-May. In Papua New Guinea, we had two operations and maintenance (“O&M”) contracts in place during the entire first quarter and two company-owned rigs operated all quarter as well. Both rigs in Indonesia also operated all quarter.
     In the CIS region, seven of nine rigs were active in the first quarter. Rig 107 mobilized from Tengiz to Karachaganak in Kazakhstan, spudding in Karachaganak on March 31. Rig 258 completed its project wells under our TCO contract and received an early termination fee upon its release in early March. Rig 258, which is currently being bid to several parties, is expected to begin under a new contract in the fourth quarter.
     In Nigeria, while rig personnel remain evacuated from both of our barge rigs as a result of civil unrest that began in February, governmental military personnel are patrolling the areas around the rigs. We are receiving standby rates on both rigs, and, although we cannot be certain at this time, our most recent reports indicate that the rigs have not been damaged. We continue to maintain insurance for damage due to political violence on these rigs.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005
     We recorded net income of $11.5 million for the three months ended March 31, 2006, as compared to net income of $3.9 million for the three months ended March 31, 2005, which included income of $91,000 attributable to discontinued operations.
     The following is an analysis of our operating results for the quarter:

	Three Months Ended March 31,
	2006		2005
		(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$40,253	27%	$27,117	23%
International drilling	79,830	54%	72,172	60%
Rental tools	27,251	19%	20,954	17%

Total drilling and rental revenues	$147,334	100%	$120,243	100%

Drilling and rental operating income:
U.S. drilling gross margin (1)	$22,783	57%	$12,729	47%
International drilling gross margin (1)	18,458	23%	16,369	23%
Rental tools gross margin (1)	16,781	62%	12,769	61%
Depreciation and amortization	(16,957)		(16,876)

Total drilling and rental operating income (2)	41,065		24,991

General and administration expense	(7,694)		(6,976)
Gain on disposition of assets, net	448		552

Total operating income	$33,819		$18,567

(1)	Drilling and rental gross margins are computed as drilling and rental revenues less direct drilling and rental operating expenses, excluding depreciation and amortization expense; drilling and rental gross margin percentages are computed as drilling and rental gross margin as a percent of drilling and rental revenues. The gross margin amounts and gross margin percentages should not be used as a substitute for those amounts reported under GAAP. However, we monitor our business segments based on several criteria, including drilling and rental gross margin. Management believes that this information is useful to our investors because it more closely tracks cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

		International
	U.S. Drilling	Drilling	Rental Tools
	(Dollars in Thousands)
Three Months Ended March 31, 2006
Drilling and rental operating income (2)	$17,726	$11,153	$12,186
Depreciation and amortization	5,057	7,305	4,595

Drilling and rental gross margin	$22,783	$18,458	$16,781

Three Months Ended March 31, 2005
Drilling and rental operating income (2)	$8,093	$7,882	$9,016
Depreciation and amortization	4,636	8,487	3,753

Drilling and rental gross margin	$12,729	$16,369	$12,769

(2)	Drilling and rental operating income — drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.

RESULTS OF OPERATIONS (continued)
U.S. Drilling Segment
     Revenues for the U.S. drilling segment, which consists of 19 barge rigs, increased $13.1 million to $40.3 million as compared to the first quarter of 2005. The increased revenues were primarily due to the higher dayrates for drilling and workover barges, offset slightly by fewer operating days for Barge Rig 12, which is undergoing upgrade from workover to deep drilling status.
     As a result of approximately 49 percent higher dayrates and effective operating cost controls, gross margins in the U.S. drilling segment increased $10.1 million to $22.8 million. Gross margins were positively impacted by higher dayrates offset slightly by the Rig 12 shipyard time for upgrade. Gross margin percentage increased from 47 percent during the first quarter of 2005 to 57 percent during the first quarter of 2006.
International Drilling Segment
     International drilling revenues increased $7.7 million to $79.8 million during the first quarter of 2006 as compared to the first quarter of 2005. Of this increase, $9.6 related to international land drilling revenues offset by a decline of $1.9 million in revenues from offshore operations.
     The international land drilling revenues increase is primarily attributable to revenues for our O&M contracts and increased rig utilization which was 84 percent in the first quarter of 2006 as compared to 67 percent in the first quarter of 2005.
     The increase in Papua New Guinea is the result of the operation of two O&M contracts all quarter in 2006, whereas they were labor contracts in the first quarter of 2005 with full O&M operations not commencing until the third quarter of 2005. We also received higher dayrates for rigs 140 and 226 in the first quarter of 2006. In Indonesia, increased revenues were due to operation of two rigs in the first quarter of 2006, whereas both rigs were stacked in the first quarter of 2005. Revenues in Bangladesh increased due to the recognition of the mobilization fee for Rig 225 in 2006 as compared to a move rate for Rig 255 in the first quarter last year.
     In Turkmenistan, the increase in revenues is attributable to three rigs receiving rates in 2006, whereas Rig 236 did not begin drilling in Turkmenistan until September 2005. Rig 247, which was damaged in a well control incident in November 2005, received loss-of-hire revenues throughout the first quarter of 2006, which will continue through late June. The increase for Rig 262 in Sakhalin Island related to increased reimbursables and a higher dayrate. In Kuwait, revenues increased due to higher rates on our labor contract.
     Revenues declined in Colombia due to the sale of all rigs in mid-2005. In Mexico, the decrease in revenues is due to the release of one rig at the end of 2005 and two rigs in the first quarter of 2006 as contract wells were completed, as opposed to 2005 where all seven land rigs operated at 100% in the first quarter. On our TCO project, revenues declined as the utilization dropped from three company-owned and one TCO rig in the first quarter of 2005 whereas one company-owned rig operated the entire first quarter of 2006, and two other rigs operated during parts of the first quarter of 2006, as program wells for three of the rigs were completed ahead of schedule.
     Gross margin for international land operations increased by $2.7 million, due primarily to contributions from the Orlan O&M contract which was not in operation in the first quarter of 2005, and to an increase in Papua New Guinea where we had increased contributions from O&M contracts and higher dayrates for rigs 140 and 226. Gross margin also increased in Turkmenistan as three rigs generated revenues in 2006 as compared to two rigs in 2005.
     International offshore revenues declined $1.9 million to $13.7 million during the first quarter of 2006 as compared to the first quarter of 2005. This decrease was due primarily to our Rig 257 operation in the Caspian Sea, where we had a $1.4 million mobilization fee in the first quarter of 2005 and lower dayrates under contract extension terms in 2006. Also, contributing to the decline in international offshore gross margins in 2006 were higher labor costs in Nigeria.
Rental Tools Segment
     Rental tools revenues increased $6.3 million to $27.3 million during the first quarter of 2006 as compared to the first quarter of 2005. Revenues increased at all U.S. locations.
     The revenues increased primarily due to higher demand and higher rental rates. Rental tools gross margins increased $4.0 million to $16.8 million for the current quarter as compared to the first quarter of 2005. Gross margin percentage increased from 61 percent to 62 percent due primarily to the 30 percent increase in revenues combined with a 29 percent increase in operating costs.

RESULTS OF OPERATIONS (continued)
Other Financial Data
     General and administration expense increased approximately $0.7 million to $7.7 million during the first quarter of 2006. The increase is attributable primarily to higher payroll-related expenses. Interest expense declined $2.0 million in the first quarter of 2006 as compared to the first quarter of 2005 and loss on extinguishment of debt declined by $1.4 million, both as a result of the reduction of debt in 2005. Interest income increased $1.2 million due to a higher cash balance in the first quarter of 2006 as compared to 2005, due primarily to proceeds from the stock offering in January 2006, higher cash flow from operations, and higher interest rates.
     In 2004, we entered into two variable-to-fixed interest rate swap agreements, which are still outstanding. The swap agreements do not qualify for hedge accounting and accordingly, we are reporting the mark-to-market change in the fair value of the interest rate derivatives currently in earnings. For the three months ended March 31, 2006, we recognized a $0.8 million increase in the fair value of the derivative positions and for the three months ended March 31, 2005 we recognized a $1.6 million increase in the fair value of the derivative positions. For additional information see Note 8 in the notes to the unaudited consolidated condensed financial statements.
     In February 2005, we repurchased $25.0 million of our 10.125% Senior Notes with proceeds we had received in January 2005 from the sale of jackup Rig 25. Total charges expensed during the quarter were $1.4 million consisting of the 105.0625 percent premium on the repurchase of the 10.125% Senior Notes and the write-off of the previously capitalized debt issuance costs associated with the 10.125% Senior Notes. The $1.4 million charge was recorded as a loss on extinguishment of debt in the consolidated condensed statement of operations.
     Income tax expense was $14.5 million for the first quarter of 2006 as compared to $4.9 million for the first quarter of 2005. The $9.6 million increase in taxes during the first quarter of 2006, was due primarily to the recording of deferred tax. During the fourth quarter of 2005, we recognized a deferred tax benefit in earnings primarily relating to the elimination of our valuation allowance reserving our Net Operating Loss (“NOL”) carryforward. As a result of this accounting treatment, we will recognize deferred tax expense as the NOL carryforward is utilized. Current foreign tax expense for the first quarter of 2006 was $5.0 million, as compared to current foreign tax expense of $4.9 million for the first quarter of 2005.
Analysis of Discontinued Operations

Three Months Ended
March 31, 2005
(Dollars in Thousands)
U.S. jackup and platform drilling revenues	$193

U.S. jackup and platform drilling gross margin (1)	$105
Loss on disposition of assets	(14)

Income from discontinued operations	$91

(1)	Drilling gross margin is computed as drilling revenues less direct drilling operating expenses, excluding depreciation and amortization expense. The gross margin amounts and gross margin percentages should not be used as a substitute for those amounts reported under GAAP. However, we monitor our business segments based on several criteria, including drilling gross margin. Management believes that this information is useful to our investors because it more closely tracks cash generated by segment.
     U. S. jackup and platform drilling revenues were $0.2 million during the first quarter of 2005 as jackup Rig 25 worked the first few days of 2005 until its sale in early January 2005.

LIQUIDITY AND CAPITAL RESOURCES
Operating Cash Flows
     As of March 31, 2006, we had cash and cash equivalents of $186.6 million, an increase of $126.5 million from December 31, 2005. The primary sources of cash for the three-month period as reflected on the consolidated condensed statements of cash flows were $35.7 million provided by operating activities, $61.6 million from the sale of marketable securities and $107.8 million from financing activities, $99.9 million of which was net proceeds on our common stock issuance in January 2006 as detailed in a subsequent paragraph. The primary uses of cash for the three-month period ended March 31, 2006 were $35.9 million for capital expenditures and $43.6 million for purchases of marketable securities. Major capital expenditures for the period included $6.4 million on construction of four new 2,000 HP land rigs, $11.1 million for tubulars and other rental tools for Quail Tools, $3.0 million on the conversion of workover barge Rig 12 to a deep drilling barge and $2.6 million on construction of a new ultra-deep drilling barge.
     As of March 31, 2005, we had cash and cash equivalents of $66.3 million, an increase of $22.0 million from December 31, 2004. The primary sources of cash for the three-month period as reflected on the consolidated condensed statements of cash flows were $34.7 million provided by operating activities and $23.0 million of proceeds from the disposition of assets. The primary uses of cash for the three-month period ended March 31, 2005 were $12.6 million for capital expenditures and $23.1 million for financing activities. Major capital expenditures for the period included $5.2 million for tubulars and other rental tools. Our financing activities included a net reduction in debt of $25.0 million, net of premium and are further detailed in a subsequent paragraph.
Financing Activity
     On January 18, 2006 we issued 8,900,000 shares of our common stock pursuant to a Free Writing Prospectus dated January 17, 2006 and a Prospectus Supplement dated January 18, 2006. On January 23, 2006, we realized $11.23 per share or a total of $99.9 million of net proceeds before expenses, but after underwriter discount, from the offering. Proceeds from this offering are being used for capital expansions, including rig upgrade, new rig construction and expansion of our rental tools business.
     Our current $40.0 million credit facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Availability under the revolving credit facility is subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tools equipment. The credit facility calls for a borrowing base calculation only when the credit facility has outstanding loans, including letters of credit, totaling at least $25.0 million. As of March 31, 2006, there were $24.1 million in letters of credit outstanding and no loans. On March 1, 2006, an amendment was signed to eliminate the $25.0 million sub-limit for letters of credit and to give us the ability to call outstanding Senior Notes and Senior Floating Rate Notes without limitation concerning commitments, including letters of credit, under the credit facility.
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
     On the same date that we issued the $50.0 million additional 9.625% Senior Notes (April 21, 2005), we issued a redemption notice for $65.0 million of our 10.125% Senior Notes at the redemption price of 105.0625 percent. The redemption date was May 21, 2005, and was funded by the net proceeds of the $50.0 million additional 9.625% Senior Notes and cash on hand.
     On June 16, 2005, we issued a redemption notice to retire $30.0 million of our 10.125% Senior Notes at the redemption price of 105.0625 percent. The redemption date was July 16, 2005 and was funded with net proceeds from the sale of our Latin America rigs and cash on hand.

LIQUIDITY AND CAPITAL RESOURCES (continued)
Financing Activity (continued)
     On December 30, 2005, we redeemed in full the outstanding $35.6 million face value of our 10.125% Senior Notes pursuant to a redemption notice dated November 30, 2005 at the redemption price of 103.375 percent. The redemption was funded with cash on hand.
     We had total long-term debt of $379.9 million as of March 31, 2006. The long-term debt included:
•	$150.0 million aggregate principal amount of Senior Floating Rate Notes bearing interest at a rate of LIBOR plus 4.75%, which are due September 1, 2010; and

•	$225.0 million aggregate principal amount of 9.625% Senior Notes, which are due October 1, 2013 plus the associated $4.9 million in unamortized debt premium.
     As of March 31, 2006, we had approximately $202.5 million of liquidity. This liquidity was comprised of $186.6 million of cash and cash equivalents on hand and $15.9 million of availability under the revolving credit facility.
     The following table summarizes our future contractual cash obligations:

		Less than			More than
	Total	1 Year	Years 2 - 3	Years 4 - 5	5 Years
	(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$375,000	$—	$—	$150,000	$225,000
Long-term debt — interest (1)	221,783	35,096	70,193	62,353	54,141
Operating leases (2)	12,825	5,669	4,942	1,695	519
Purchase commitments (3)	38,174	38,174	—	—	—

Total contractual obligations	$647,782	$78,939	$75,135	$214,048	$279,660

Commercial commitments:
Revolving credit facility (4)	$—	$—	$—	$—	$—
Standby letters of credit (4)	24,121	24,121	—	—	—

Total commercial commitments	$24,121	$24,121	$—	$—	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.625% Senior Notes but the remaining unamortized premium of $4.9 million is not included in the contractual cash obligations schedule. A portion of the interest on the Senior Floating Rate Notes has been fixed through variable-to-fixed interest rate swap agreements. The issuer (Bank of America, N.A.) of each swap has the option to extend each swap for an additional two years at the termination of the initial swap period. For the purpose of this table, the highest interest rate currently hedged is used in calculating the interest on future floating rate periods.

(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3)	We have purchase commitments outstanding as of March 31, 2006, related to rig upgrade projects and new rig construction.

(4)	We have a $40.0 million revolving credit facility. As of March 31, 2006, no amounts have been drawn down, but $24.1 million of availability has been used to support letters of credit that have been issued, resulting in an estimated $15.9 million availability. The revolving credit facility expires in December 2007.
     We do not have any unconsolidated special-purpose entities, off-balance-sheet financing arrangements or guarantees of third-party financial obligations. We have no energy or commodity contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We use derivative instruments to manage risks associated with interest rate fluctuations in connection with our $150.0 million Senior Floating Rate Notes. Derivative instruments, which consist of two variable-to-fixed interest rate swaps, do not meet the hedge criteria in SFAS No. 133 and are therefore not designated as hedges. Accordingly, the change in the fair value of the interest rate swaps is recognized currently in earnings.
     As of March 31, 2006, we had the following derivative instruments outstanding related to our interest rate swaps, which are included in “Other noncurrent assets:”

Effective	Termination	Notional	Floating	Fixed	Fair
Date	Date	Amount	Rate	Rate	Value
		(Dollars in Thousands)

September 1, 2005	September 2, 2008	$50,000	Three-month LIBOR	8.83%	$1,102
			plus 475 basis points

September 1, 2005	September 4, 2007	$50,000	Three-month LIBOR	8.48%	992
			plus 475 basis points
					$2,094

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures – We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We performed evaluations under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2006.
     Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2006 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For information regarding legal proceedings, see Note 9 in Item 1 of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.
ITEM 1A. RISK FACTORS
     The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, have not materially changed other than as set forth below.
     Risks from international operations. Our international operations are also subject to disruption due to risks associated with worldwide health concerns. In particular, although we have no evidence to believe this will occur, it is possible that concerns due to the transmission of avian flu could result in cancellations or delays in international flights and/or the quarantine of drilling crews in foreign locations, which could materially impair our international operations and consequently have an adverse effect on our business and financial results for the operations that are affected.
     Risk from volatile oil and natural gas prices. Because our operations are materially dependent upon the level of exploration and development activity, which in turn is dependent upon demand for oil and gas, there is a risk that the recent rise in oil and gas prices could have a negative impact on the economic development of certain countries or regions of the world, which would, in turn, result in a corresponding decline in demand for our oil and gas drilling services. Although the timing and extent of any potential decline is not possible to predict, in the event that this were to occur, it would adversely affect our business and financial performance.
     Increase in the supply of drilling rigs. The improved industry conditions due to increased demand for oil and natural gas and drilling services has spurred a significant increase in the construction of drilling rigs. As the supply of rigs increases over the next few years, there is a significant risk that this could result in a reduction of utilization and dayrates, which would adversely affect our business and financial performance.
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Annual Meeting of Stockholders held on April 28, 2006, there were represented in person or by proxy, 97,136,712 shares out of 107,919,521 entitled to vote as of March 10, 2006, the record date, constituting a quorum.
The two matters voted upon at the Annual Meeting were:
1.	Election of Directors: The Stockholders elected three Class I directors to the board of directors of Parker Drilling Company to serve for a three-year term, until 2009:

R. Rudolph Reinfrank
Votes cast in favor:	94,452,832
Votes withheld:	2,683,880

John W. Gibson, Jr.
Votes cast in favor:	95,008,625
Votes withheld:	2,128,087

James W. Whalen
Votes cast in favor:	92,958,284
Votes withheld:	4,178,428

Robert W. Goldman
Votes cast in favor:	95,147,039
Votes withheld:	1,989,673
2.	Election of independent accountants: PricewaterhouseCoopers LLP was approved as the independent accountants for 2006 with:

Votes cast in favor:	96,033,989
Votes against:	840,705
Votes withheld:	262,018

PART II. OTHER INFORMATION (continued)
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
(a)	Exhibits:

The following exhibits are filed as a part of this report:

Exhibit
Number	Description

4	First Amendment to the Credit Agreement dated December 20, 2004 among Parker Drilling Company, as Borrower, the Several Lenders Parties thereto, Lehman Brothers, Inc., as Sole Advisor, Sole Lead Arranger and Sole Bookrunner, Bank of America, N.A., as Syndication Agent and Lehman Commercial Paper, Inc., as Administrative Agent dated March 1, 2006 (incorporated by reference to Exhibit 4(i) to the Company’s Form 10-K dated March 8, 2006).

10.1	Consulting Agreement between Robert L. Parker and the Company dated April 12, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated April 12, 2006).

10.2	Termination of Split Dollar Life Insurance Agreement among Robert L. Parker, The Robert L. Parker, Sr. and Catherine M. Parker Family Trust Under Indenture Dated the 23rd Day of July, 1993, and the Company dated April 12, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated April 12, 2006).

15	Letter re Unaudited Interim Financial Information

31.1	Section 302 Certification — Chief Executive Officer

31.2	Section 302 Certification — Chief Financial Officer

32.1	Section 906 Certification — Chief Executive Officer

32.2	Section 906 Certification — Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2006	PARKER DRILLING COMPANY Registrant

	By:	/s/ Robert L. Parker Jr.
Robert L. Parker Jr.
Chairman, President and Chief Executive Officer

	By:	/s/ W. Kirk Brassfield
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