Form 10-Q
period 2006-06-30
PARKER DRILLING CO /DE/
filed 2006-08-09
CIK 76321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended JUNE 30, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of July 28, 2006, 108,784,208 common shares were outstanding.

PARKER DRILLING COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$162,682	$60,176
Marketable securities	27,570	18,000
Accounts and notes receivable, net	119,143	104,681
Rig materials and supplies	13,286	18,179
Deferred costs	1,948	4,223
Deferred income taxes	14,841	12,018
Other current assets	53,703	64,058

Total current assets	393,173	281,335

Property, plant and equipment less accumulated depreciation and amortization of $567,119 at June 30, 2006 and $586,168 at December 31, 2005	366,085	355,397
Assets held for sale	45,283	—
Goodwill	100,314	107,606
Other noncurrent assets	34,901	57,282

Total assets	$939,756	$801,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$138,631	$140,977
Accrued income taxes	10,745	9,778

Total current liabilities	149,376	150,755

Long-term debt	379,691	380,015
Other long-term liabilities	13,371	11,021
Contingencies (Note 10)	—	—

Stockholders’ equity:
Common stock	18,131	16,306
Capital in excess of par value	562,368	456,135
Unamortized restricted stock plan compensation	—	(4,212)
Accumulated deficit	(183,181)	(208,400)

Total stockholders’ equity	397,318	259,829

Total liabilities and stockholders’ equity	$939,756	$801,620

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Drilling and rental revenues:
U.S. drilling	$42,697	$31,110	$82,950	$58,227
International drilling	72,972	78,301	152,802	150,473
Rental tools	30,319	24,543	57,570	45,497

Total drilling and rental revenues	145,988	133,954	293,322	254,197

Drilling and rental operating expenses:
U.S. drilling	19,814	18,838	37,284	33,226
International drilling	57,854	59,697	119,226	115,500
Rental tools	10,969	8,951	21,439	17,136
Depreciation and amortization	17,715	17,146	34,672	34,022

Total drilling and rental operating expenses	106,352	104,632	212,621	199,884

Drilling and rental operating income	39,636	29,322	80,701	54,313

General and administration expense	(7,575)	(6,400)	(15,269)	(13,376)
Gain on disposition of assets, net	2,125	15,898	2,573	16,450

Total operating income	34,186	38,820	68,005	57,387

Other income and (expense):
Interest expense	(8,199)	(10,759)	(17,300)	(21,815)
Changes in fair value of derivative positions	382	(1,538)	1,195	69
Interest income	2,039	550	3,445	788
Loss on extinguishment of debt	—	(3,298)	(2)	(4,727)
Minority interest	44	521	(920)	1,290
Other	3	(616)	(14)	(622)

Total other income and (expense)	(5,731)	(15,140)	(13,596)	(25,017)

Income before income taxes	28,455	23,680	54,409	32,370

Income tax expense:
Current	3,963	3,486	9,526	8,338
Deferred	10,731	—	19,664	—

Total income tax expense	14,694	3,486	29,190	8,338

Income from continuing operations	13,761	20,194	25,219	24,032
Discontinued operations	—	(14)	—	77

Net income	$13,761	$20,180	$25,219	$24,109

Basic earnings per share:
Income from continuing operations	$0.13	$0.21	$0.24	$0.25
Discontinued operations	$—	$—	$—	$—
Net income	$0.13	$0.21	$0.24	$0.25

Diluted earnings per share:
Income from continuing operations	$0.13	$0.21	$0.24	$0.25
Discontinued operations	$—	$—	$—	$—
Net income	$0.13	$0.21	$0.24	$0.25

Number of common shares used in computing earnings per share:
Basic	107,082,784	95,691,205	105,783,424	95,321,850
Diluted	108,363,036	96,935,113	107,283,318	96,516,790
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$25,219	$24,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,672	34,022
Gain on disposition of assets	(2,573)	(16,425)
Deferred income tax expense	19,664	—
Expenses not requiring cash	5,828	2,700
Change in operating assets and liabilities	(3,767)	4,976

Net cash provided by operating activities	79,043	49,382

Cash flows from investing activities:
Capital expenditures	(80,242)	(32,641)
Proceeds from the sale of assets	2,123	41,543
Proceeds from insurance settlements	2,501	—
Purchase of marketable securities	(136,120)	—
Proceeds from sale of marketable securities	126,550	—

Net cash provided by (used in) investing activities	(85,188)	8,902

Cash flows from financing activities:
Proceeds from issuance of debt	—	55,500
Principal payments under debt obligations	—	(90,025)
Proceeds from common stock offering	99,947	—
Proceeds from stock options exercised	6,641	2,958
Excess tax benefit from stock-based compensation	2,063	—

Net cash provided by (used in) financing activities	108,651	(31,567)

Net increase in cash and cash equivalents	102,506	26,717

Cash and cash equivalents at beginning of year	60,176	44,267

Cash and cash equivalents at end of period	$162,682	$70,984

Supplemental cash flow information:
Interest paid	$17,577	$21,337
Income taxes paid	$6,753	$7,454

Discontinued operations:
Loss on disposition of assets	$—	$25
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.	General — In the opinion of the management of Parker Drilling Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of June 30, 2006 and December 31, 2005, (2) the results of operations for the three and six months ended June 30, 2006 and 2005, and (3) cash flows for the six months ended June 30, 2006 and 2005. Results for the six months ended June 30, 2006 are not necessarily indicative of the results that will be realized for the year ending December 31, 2006. The financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2005.

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

Stock-Based Compensation — On January 1, 2006 we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” which requires that we include an estimate of the fair value of stock-based compensation costs related to stock options in net income. We elected the modified prospective transition method as permitted by SFAS No. 123R. Under this transition method, stock-based compensation expense includes (1) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and (2) compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. As a result of adopting this standard, we were required to estimate forfeitures, and, if material, record a one-time cumulative effect of a change in accounting principal adjustment. As a result of our estimates, the adoption of this standard did not have a significant effect on our consolidated condensed financial statements and, as such, no adjustment was recorded. Also, in accordance with the modified prospective transition method, our consolidated condensed financial statements for prior periods have not been restated, and do not include the impact of SFAS No. 123R.

Under SFAS No. 123R, we continue to use the Black-Scholes option-pricing model to estimate the fair value of our stock options. Expected volatility is determined by using historical volatilities based on historical stock prices for a period that matches the expected term. The expected term of options represents the period of time that options granted are expected to be outstanding and typically falls between the options’ vesting and contractual expiration dates. The expected term assumption is developed by using historical exercise data adjusted as appropriate for future expectations. The risk-free rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The fair value of each option is estimated on the date of grant. The following is a summary of valuation assumptions for grants during the six months ended June 30, 2006 and 2005:

	Grants during the Six
	Months Ended June 30,
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

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
Stock-Based Compensation (continued)

Total stock-based compensation expense recognized under SFAS No. 123R for the three and six month periods ended June 30, 2006, was $1.9 million and $3.1 million respectively, of which $1.9 million and $3.0 million, respectively, was related to restricted stock plan expense, which we had previously been recognizing. Stock-based compensation expense is included in our consolidated condensed income statement in “General and administration expense.” Unvested stock options at December 31, 2005 and June 30, 2006 were 86,417 and 25,934, respectively. Total unrecognized compensation cost related to stock options granted under our plans was approximately $32,000 at December 31, 2005 and approximately $13,000 at June 30, 2006, which will be amortized over a remaining weighted-average vesting period of one and one half years. Unvested restricted stock awards at December 31, 2005 and June 30, 2006 were 1,105,000 shares and 1,556,843 shares, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $4.2 million as of December 31, 2005 and $8.4 million as of June 30, 2006. There were 620,800 and 711,010 restricted shares granted (net of forfeitures) to certain officers and key employees during the three and six month periods ended June 30, 2006, respectively. The remaining unrecognized compensation cost related to unamortized restricted stock awards will be amortized over a weighted-average vesting period of approximately one year.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated condensed statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. We have elected to adopt the transition method described in FSP 123(R)-3. The tax benefit realized for the tax deductions from option exercises and restricted stock vesting totaled $2.1 million for the six months ended June 30, 2006 which has been reported as a financing cash inflow in the consolidated condensed statement of cash flows. Cash received from option exercises for the six months ended June 30, 2006 was $6.6 million.
For periods prior to 2006, we accounted for stock based compensation plans using the recognition and measurement principles of the Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. Under these principles no stock-based employee compensation cost related to stock options granted was reflected in net income, as all options granted under the various plans had exercise prices equal to or greater than the fair market value of the underlying common stock on the date of the grants. In accordance with the provisions of SFAS No. 123R, our deferred compensation (contra-equity accounts) related to restricted stock awards granted prior to the adoption of SFAS No. 123R were eliminated against the appropriate equity accounts (additional paid-in capital) upon adoption. The following table illustrates the effect on net income and net income per share as if we had applied the fair value based provisions of SFAS No. 123R for the three and six month periods ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(Dollars in Thousands, Except Per Share Amounts)
Net income as reported	$20,180	$24,109

Stock-based compensation expense included in net income as reported	437	1,313

Stock-based compensation expense determined under fair value method	(499)	(1,455)

Net income pro forma	$20,118	$23,967

Basic earnings per share:
Net income as reported	$0.21	$0.25
Net income pro forma	$0.21	$0.25

Diluted earnings per share:
Net income as reported	$0.21	$0.25
Net income pro forma	$0.21	$0.25
Disclosures for the three and six month periods ended June 30, 2006 are not presented as the amounts are recognized in the consolidated condensed financial statements.
2.	Common Stock Offering – In January 2006, we issued 8,900,000 shares of common stock pursuant to a Free Writing Prospectus dated January 17, 2006 and a Prospectus Supplement dated January 18, 2006. On January 23, 2006, we realized $11.23 per share or a total of $99.9 million of net proceeds before expenses, but after underwriter discount, from the offering.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
3.	Earnings Per Share (“EPS”)

	Three Months Ended June 30, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Income from continuing operations	$13,761,000	107,082,784	$0.13
Discontinued operations	—		—

Net income	$13,761,000		$0.13

Effect of dilutive securities:
Stock options	—	1,280,252	—

Diluted EPS:
Income from continuing operations	$13,761,000	108,363,036	$0.13
Discontinued operations	—		—

Net income	$13,761,000		$0.13

	Six Months Ended June 30, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Income from continuing operations	$25,219,000	105,783,424	$0.24
Discontinued operations	—		—

Net income	$25,219,000		$0.24

Effect of dilutive securities:
Stock options	—	1,499,894	—

Diluted EPS:
Income from continuing operations	$25,219,000	107,283,318	$0.24
Discontinued operations	—		—

Net income	$25,219,000		$0.24

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
3.	Earnings Per Share (“EPS”) (continued)

	Three Months Ended June 30, 2005
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Income from continuing operations	$20,194,000	95,691,205	$0.21
Discontinued operations	(14,000)		—

Net income	$20,180,000		$0.21

Effect of dilutive securities:
Stock options	—	1,243,908	—

Diluted EPS:
Income from continuing operations	$20,194,000	96,935,113	$0.21
Discontinued operations	(14,000)		—

Net income	$20,180,000		$0.21

	Six Months Ended June 30, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Income from continuing operations	$24,032,000	95,321,850	$0.25
Discontinued operations	77,000		—

Net income	$24,109,000		$0.25

Effect of dilutive securities:
Stock options	—	1,194,940	—

Diluted EPS:
Income from continuing operations	$24,032,000	96,516,790	$0.25
Discontinued operations	77,000		—

Net income	$24,109,000		$0.25

Options to purchase 2,277,000 shares of common stock with exercise prices ranging from $8.88 to $12.19 per share, were outstanding during the three months ended June 30, 2006, and options to purchase 517,000 shares of common stock with exercise prices ranging from $9.31 to $12.19 per share were outstanding during the six months ended June 30, 2006, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 3,080,500 shares of common stock with exercise prices ranging from $6.07 to $12.19 per share were outstanding during the three months ended June 30, 2005, and options to purchase 4,071,977 shares of common stock with exercise prices ranging from $5.58 to $12.19 per share were outstanding during the six months ended June 30, 2005, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
4.	Business Segments – The primary services we provide are as follows: U.S. drilling, international drilling and rental tools. Information regarding our operations by industry segment for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$42,697	$31,110	$82,950	$58,227
International drilling	72,972	78,301	152,802	150,473
Rental tools	30,319	24,543	57,570	45,497

Total drilling and rental revenues	$145,988	$133,954	$293,322	$254,197

Drilling and rental operating income:
U.S. drilling	$17,341	$7,269	$35,067	$15,362
International drilling	7,827	10,556	18,980	18,438
Rental tools	14,468	11,497	26,654	20,513

Total drilling and rental operating income	39,636	29,322	80,701	54,313

General and administration expense	(7,575)	(6,400)	(15,269)	(13,376)
Gain on disposition of assets, net	2,125	15,898	2,573	16,450

Total operating income	34,186	38,820	68,005	57,387

Interest expense	(8,199)	(10,759)	(17,300)	(21,815)
Changes in fair value of derivative positions	382	(1,538)	1,195	69
Loss on extinguishment of debt	—	(3,298)	(2)	(4,727)
Other	2,086	455	2,511	1,456

Income before income taxes	$28,455	$23,680	$54,409	$32,370

5.	Assets Held For Sale – In June 2006, we announced that our wholly-owned subsidiary, Parker Drilling Offshore International, Inc., had entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) which provides for the sale by such subsidiary of Nigeria Barge Rigs 73 and 75, including related inventory, spare parts and other miscellaneous equipment, for a total purchase price of $46.0 million. In connection with the Asset Purchase Agreement, Parker Drilling Offshore International, Inc. agreed to indemnify the purchaser for certain specified liabilities and other matters. These assets have been classified as “Assets held for sale” in our consolidated condensed balance sheet as of June 30, 2006, in the amount of $45.3 million, which is comprised of $33.0 million of property, plant and equipment net of accumulated depreciation, goodwill of $7.3 million, materials and supplies of $1.7 million and $3.3 million of other assets.

The transaction closed on August 1, 2006 and funded on August 3, 2006.
6.	Disposition of Assets – During the second quarter of 2006, we sold the remaining salvageable assets in connection with the loss of Rig 255 in Bangladesh discussed below. The asset sales resulted in a gain of $1.4 million during the period. In addition, we realized a gain of $0.7 million in connection with the disposition of certain other equipment during the second quarter of 2006.

During the second quarter of 2005, we sold four of our seven rigs and related assets in Colombia and Peru and recognized a gain of $6.7 million. The remaining three rigs were classified as “Assets held for sale” in June 2005 and were sold in the third quarter of 2005.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
6.	Disposition of Assets (continued)

Also in June 2005, a well control incident occurred on Rig 255 while operating under contract in Bangladesh, resulting in the total loss of the drilling unit. Net insurance proceeds received in excess of the book value of assets destroyed resulted in a gain of $8.2 million, which was recognized in the second quarter of 2005.

7.	Income Tax Expense – Income tax expense was $14.7 million for the second quarter of 2006, as compared to income tax expense of $3.5 million for the second quarter of 2005. The $11.2 million increase in taxes was due primarily to the impact of deferred taxes. Net deferred tax expense was not reported during the second quarter of 2005 as the expense from utilizing the net operating loss (“NOL”) carryforward was offset by the release of the NOL valuation allowance. During the fourth quarter of 2005, we recognized a deferred tax benefit in earnings that fully eliminated our valuation allowance for our federal NOL carryforward. As a result of this accounting treatment, we recognized deferred tax expense in 2006 as the federal NOL carryforward was utilized. Current foreign tax expense for the second quarter of 2006 was $3.9 million, as compared to current foreign tax expense of $3.5 million for the second quarter of 2005. As of June 30, 2006, we have a deferred tax asset related to state NOL carryforward of $18.1 million that has a full valuation allowance as management does not currently believe it is more likely than not to be realized.

8.	Long-Term Debt

	June 30, 2006	December 31, 2005
	(Dollars in Thousands)
Senior Notes:
Interest rate floating (LIBOR + 4.75%), due 2010	$150,000	$150,000
Interest rate 9.625%, due 2013	229,691	230,015

Total debt	379,691	380,015
Less current portion	—	—

Total long-term debt	$379,691	$380,015

Our current $40.0 million credit facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Availability under the revolving credit facility is subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tools equipment. The credit facility calls for a borrowing base calculation only when the credit facility has outstanding loans, including letters of credit, totaling at least $25.0 million. As of June 30, 2006, there were $9.2 million in letters of credit outstanding and no loans. On March 1, 2006, an amendment was signed to eliminate the $25.0 million sub-limit for letters of credit and to give us the ability to prepay outstanding Senior Notes and Senior Floating Rate Notes without limitation concerning commitments under the credit facility.
On August 8, 2006, we gave notice of partial redemption for $50.0 million of our Floating Rates Notes on the redemption date of September 8, 2006.

9.	Derivative Instruments – We use derivative instruments to manage risks associated with interest rate fluctuations in connection with our $150.0 million Senior Floating Rate Notes. These derivative instruments, which consist of variable-to-fixed interest rate swaps, do not meet the hedge criteria in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are therefore not designated as hedges. Accordingly, the change in the fair value of the interest rate swaps is recognized currently in earnings.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
9.	Derivative Instruments (continued)

As of June 30, 2006, we had the following derivative instruments outstanding related to our interest rate swaps, which are included in “Other noncurrent assets”:

Effective	Termination	Notional	Floating	Fixed	Fair
Date	Date	Amount	Rate	Rate	Value
(Dollars in Thousands)
September 1, 2005	September 2, 2008	$50,000	Three-month LIBOR plus 475 basis points	8.83%	$1,407

September 1, 2005	September 4, 2007	$50,000	Three-month LIBOR plus 475 basis points	8.48%	1,069

					$2,476

10.	Contingencies Kazakhstan Tax Claims–

On October 12, 2005, the Kazakhstan Branch (“PKD Kazakhstan”) of Parker Drilling Company International Limited (“PDCIL”) received an Act of Tax Audit from the Ministry of Finance of Kazakhstan (“MinFin”) assessing PKD Kazakhstan an amount of KZT (Kazakhstan Tenge) 14.9 billion (approximately $125.5 million). Approximately KZT 7.5 billion or $63.6 million was assessed for import Value Added Tax (“VAT”), administrative fines and interest on equipment imported to perform the drilling contracts (the “VAT Assessment”). The VAT Assessment is based on an interpretation by MinFin that resolutions of the Government of the Republic of Kazakhstan and MinFin removing import VAT exemptions should be applied retroactively. The client of PKD Kazakhstan has agreed to advance PKD Kazakhstan the ultimate amount of any VAT Assessment which PKD Kazakhstan is required to pay, prior to the date such payment is due, and to reimburse PKD Kazakhstan for any increased income taxes arising out of such payment.

In addition to the VAT Assessment, MinFin also assessed approximately KZT 7.4 billion or $61.9 million for corporate income tax, individual income tax and social tax, administrative fines and interest in connection with the reimbursements received from the client for the upgrade of barge Rig 257 and other issues (the “Income Tax Assessment”). The Income Tax Assessment is substantially based on the same reimbursement issue on which PKD Kazakhstan has prevailed in the Supreme Court on two previous occasions. Both of these assessments were appealed to the Astana City Court and on April 6, 2006, the Astana City Court issued an opinion in favor of PKD Kazakhstan on the Income Tax Assessment and in favor of MinFin on the VAT Assessment, but reduced the amount of the VAT Assessment. MinFin and PKD Kazakhstan appealed the decision of the Astana City Court to the Civil Panel of the Supreme Court of Kazakhstan and on May 24, 2006, the Civil Panel of the Supreme Court issued a decision upholding the ruling of the Astana City Court on the VAT Assessment with minor revisions, but reversed the ruling of the Astana City Court on the Income Tax Assessment.

PKD Kazakhstan immediately made application for a stay of execution of the decision relating to the Income Tax Assessment, based on the fact that the Supreme Court has decided this issue in favor of PKD Kazakhstan on two previous occasions and because the decision is inconsistent with the US-Kazakhstan tax treaty, and also requested that the five-member supervisory panel of the Supreme Court grant a supervisory review of the decision. On May 30, 2006, the Supreme Court granted a stay of execution of the decision pending a determination of the five-member panel of the Supreme Court whether or not to grant supervisory review of the decision. Because the execution of the decision has been stayed by the Supreme Court and there is substantial basis to conclude that the decision will not be upheld, the Company has not recognized any accounting effect for this decision relating to the Income Tax Assessment.

Based on the revision to the VAT Assessment, the VAT Assessment that is reflected in “Accounts payable and accrued liabilities” is currently $42.9 million in the consolidated condensed balance sheet and the corresponding receivable from our client of $42.9 million for the reimbursement of this amount is reported in “Other current assets.” Interest included is calculated only through October 8, 2005 and both the interest and penalty assessed, if any, will be revised based on the date of the final assessment.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
10.	Contingencies (continued)

Kazakhstan Tax Claims (continued)

The Company continues to pursue its petition with the U.S. Internal Revenue Service, Treaty Division for Competent Authority review, which is a tax treaty procedure to resolve disputes as to which country may tax income covered under the treaty. The U.S. IRS Treaty Division has granted the Company’s petition, and meetings between the U.S. IRS Treaty Division and MinFin are scheduled during August 2006.

Bangladesh Claim —

In September 2005, a subsidiary of the Company was served with a lawsuit filed on behalf of numerous citizens of Bangladesh claiming $250 million in damages due to various types of property damage and personal injuries arising as a result of two blowouts that occurred in Bangladesh in January and June 2005, although only the June 2005 blowout involved the Company. The case is in the very early stages of discovery and, accordingly, the ultimate outcome cannot presently be determined. In any event, the Company believes that the outcome of this lawsuit will not have a material adverse impact on the financial condition of the Company due to insurance coverage and contractual indemnities.

Asbestos-Related Claims —

On January 13, 2006, one of our subsidiaries was served with a petition filed in the District Court for the Parish of Jefferson in Louisiana against more than 200 defendants by 88 plaintiffs complaining of exposure to asbestos, chemicals, noise, and metals during their work as Jones Act seamen. This case is in the early stages of discovery to determine whether or not any of the plaintiffs were employed by us or otherwise have any connection with our operations during the relevant period. Although we have not yet received any employer affidavits from plaintiffs that identify Parker Drilling, one Plaintiff’s social security earnings statement indicates that he was employed by our subsidiary in 1971-72. As discovery is ongoing, it remains unclear how many of the plaintiffs will ultimately identify Parker Drilling. The plaintiffs in these cases seek, among other things, awards of unspecified compensatory and punitive damages.

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

The complaints allege that our subsidiaries and other drilling contractors used asbestos-containing products in offshore drilling operations, land-based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability and claims under the Jones Act. Based on the report of the special master, these complaints have been severed and venue of the claims transferred to the county in which the plaintiff resides or the county in which the cause of action allegedly accrued. Subsequent to the filing of amended complaints, Parker has joined with other co-defendants in filing motions to compel discovery to determine what plaintiffs have an employment relationship with which defendant, including whether or not any plaintiffs have an employment relationship with subsidiaries of the Company. Out of 355 amended complaints received to date, only one plaintiff has identified Parker as an employer.

The subsidiaries named in these asbestos-related lawsuits intend to defend themselves vigorously and, based on the information available to the Company at this time, the Company does not expect the outcome of these lawsuits to have a material adverse effect on our financial condition, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits.

11.	Recent Accounting Pronouncements – FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FAS 109,” was issued in June 2006 and calls for an initial determination that a tax position is more likely than not to be sustained. The provisions of this statement are effective for years beginning after December 15, 2006. While the Company does not anticipate any significant impact as a result of adopting this standard, the impact on the Company’s financial statements is currently being evaluated.

'

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
12.	Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements – Set forth on the following pages are the unaudited consolidating condensed financial statements of (i) Parker Drilling, (ii) our restricted subsidiaries that are guarantors of the Senior Notes and (iii) our restricted and unrestricted subsidiaries that are not guarantors of the Senior Notes. All of our Senior Notes are guaranteed by substantially all of the restricted subsidiaries of Parker Drilling. There are currently no restrictions on the ability of the restricted subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries.

The non-guarantor subsidiaries are AralParker (a Kazakhstan closed joint stock company, owned 50 percent by Parker Drilling (Kazakstan) Ltd. and 50 percent by Aralnedra, CJSC), Casuarina Limited (a wholly-owned captive insurance company), KDN Drilling Limited, Mallard Drilling of South America, Inc., Mallard Drilling of Venezuela, Inc., Parker Drilling Investment Company, Parker Drilling (Nigeria), Limited, Parker Drilling Company (Bolivia) S.A., Parker Drilling Company Kuwait Limited, Parker Drilling Company Limited (Bahamas), Parker Drilling Company of New Zealand Limited, Parker Drilling Company of Sakhalin, Parker Drilling de Mexico S. de R.L. de C.V., Parker Drilling International of New Zealand Limited, Parker Drilling Tengiz, Ltd., Parker-TNK-Drilling, PD Servicios Integrales, S. de R.L. de C.V., PKD Sales Corporation, Parker SMNG Drilling Limited Liability Company (owned 50 percent by Parker Drilling Company International, Inc.), Parker Drilling Asia Pacific, LLC, Universal Rig Leasing B.V., Parker Drilling AME Limited, Parker Drillex, LLC, Parker Drillserv, LLC, Parker Drilltech, LLC, Parker Drillsource, LLC, Parker 3source, LLC, Parker Enex, LLC, and Parker Hungary Rig Holdings, LLC. We are providing unaudited consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005. The condensed consolidating financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

In addition, the consolidating condensed balance sheet as of December 31, 2005 reflects adjustments in the amount of $65.0 million in the guarantor column and $7.2 million in the non-guarantor column to reduce the amount of the property, plant and equipment balance from that which was previously reported to correct an overstatement of “step-up” in basis of assets that were transferred between wholly-owned subsidiaries in prior years. Retained earnings (accumulated deficit) in the guarantor and non-guarantor columns was adjusted by the same amounts, reflecting the reduction of the associated accumulated gains that were reported in 2004 and prior years. Adjustments were also made to reduce the corresponding amounts in the Eliminations Column. These adjustments had no impact on the consolidated totals. The Company will correct the presentation of the 2004 Statement of Operations to eliminate the gain in the guarantor and non-guarantor columns in that period in their 2006 Annual Report on Form 10-K.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)

	June 30, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$127,344	$10,555	$24,783	$—	$162,682
Marketable securities	25,570	2,000	—	—	27,570
Accounts and notes receivable, net	53,958	140,634	44,862	(120,311)	119,143
Rig materials and supplies	—	5,202	8,084	—	13,286
Deferred costs	—	1,741	207	—	1,948
Other current assets	14,838	53,094	600	12	68,544

Total current assets	221,710	213,226	78,536	(120,299)	393,173

Property, plant and equipment, net	134	335,860	29,969	122	366,085
Assets held for sale	—	45,283	—	—	45,283
Goodwill	—	100,314	—	—	100,314
Investment in subsidiaries and intercompany advances	650,235	751,523	25,093	(1,426,851)	—
Other noncurrent assets	23,451	12,211	(722)	(39)	34,901

Total assets	$895,530	$1,458,417	$132,876	$(1,547,067)	$939,756

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$43,283	$180,112	$64,728	$(149,492)	$138,631
Accrued income taxes	(2,598)	13,275	68	—	10,745

Total current liabilities	40,685	193,387	64,796	(149,492)	149,376

Long-term debt	379,691	—	—	—	379,691
Other long-term liabilities	3,254	8,623	1,494	—	13,371
Intercompany payables	74,582	572,521	7,256	(654,359)	—

Stockholders’ equity:
Common stock	18,131	39,899	21,251	(61,150)	18,131
Capital in excess of par value	562,368	977,588	33,950	(1,011,538)	562,368
Retained earnings (accumulated deficit)	(183,181)	(333,601)	4,129	329,472	(183,181)

Total stockholders’ equity	397,318	683,886	59,330	(743,216)	397,318

Total liabilities and stockholders’ equity	$895,530	$1,458,417	$132,876	$(1,547,067)	$939,756

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)

	December 31, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$31,978	$11,145	$17,053	$—	$60,176
Marketable securities	16,000	2,000	—	—	18,000
Accounts and notes receivable, net	41,965	112,888	41,637	(91,809)	104,681
Rig materials and supplies	—	10,830	7,349	—	18,179
Deferred costs	—	2,791	1,432	—	4,223
Other current assets	12,024	63,312	740	—	76,076

Total current assets	101,967	202,966	68,211	(91,809)	281,335

Property, plant and equipment, net	134	324,637	30,504	122	355,397
Goodwill	—	107,606	—	—	107,606
Investment in subsidiaries and intercompany advances	606,711	740,140	35,403	(1,382,254)	—
Other noncurrent assets	46,080	10,997	244	(39)	57,282

Total assets	$754,892	$1,386,346	$134,362	$(1,473,980)	$801,620

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$38,802	$163,414	$50,446	$(111,685)	$140,977
Accrued income taxes	609	9,885	(716)	—	9,778

Total current liabilities	39,411	173,299	49,730	(111,685)	150,755

Long-term debt	380,015	—	—	—	380,015
Other long-term liabilities	1,054	8,242	1,725	—	11,021
Intercompany payables	74,583	567,434	17,195	(659,212)	—

Stockholders’ equity:
Common stock	16,306	39,899	21,251	(61,150)	16,306
Capital in excess of par value	456,135	977,559	33,950	(1,011,509)	456,135
Unamortized restricted stock plan compensation	(4,212)	—	—	—	(4,212)
Retained earnings (accumulated deficit)	(208,400)	(380,087)	10,511	369,576	(208,400)

Total stockholders’ equity	259,829	637,371	65,712	(703,083)	259,829

Total liabilities and stockholders’ equity	$754,892	$1,386,346	$134,362	$(1,473,980)	$801,620

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)

	Three Months Ended June 30, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Drilling and rental revenues	$—	$130,444	$28,621	$(13,077)	$145,988

Drilling and rental operating expenses	—	69,377	32,337	(13,077)	88,637
Depreciation and amortization	—	16,725	990	—	17,715

Drilling and rental operating income (loss)	—	44,342	(4,706)	—	39,636

General and administration expense (1)	(27)	(7,547)	(1)	—	(7,575)
Gain (loss) on disposition of assets, net	(6)	2,115	16	—	2,125

Total operating income (loss)	(33)	38,910	(4,691)	—	34,186

Other income and (expense):
Interest expense	(9,378)	(11,803)	(445)	13,427	(8,199)
Changes in fair value of derivative positions	382	—	—	—	382
Interest income	12,594	2,012	860	(13,427)	2,039
Loss on extinguishment of debt	—	—	—	—	—
Minority interest	—	—	44	—	44
Other	11	(89)	81	—	3
Equity in net earnings of subsidiaries	21,161	—	—	(21,161)	—

Total other income and (expense)	24,770	(9,880)	540	(21,161)	(5,731)

Income (loss) before income taxes	24,737	29,030	(4,151)	(21,161)	28,455

Income tax expense (benefit)
Current	279	3,590	94	—	3,963
Deferred	10,697	(172)	206	—	10,731

Income tax expense	10,976	3,418	300	—	14,694

Net income (loss)	$13,761	$25,612	$(4,451)	$(21,161)	$13,761

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2005
	Parent	Guarantor	Non Guarantor	Eliminations	Consolidated
Drilling and rental revenues	$—	$100,298	$36,540	$(2,884)	$133,954

Drilling and rental operating expenses	—	56,305	34,065	(2,884)	87,486
Depreciation and amortization	—	16,177	969	—	17,146

Drilling and rental operating income	—	27,816	1,506	—	29,322

General and administration expense (1)	(42)	(6,358)	—	—	(6,400)
Gain on disposition of assets, net	—	15,595	303	—	15,898

Total operating income (loss)	(42)	37,053	1,809	—	38,820

Other income and (expense):
Interest expense	(11,950)	(12,340)	(697)	14,228	(10,759)
Changes in fair value of derivative positions	(1,538)	—	—	—	(1,538)
Interest income	11,844	2,147	787	(14,228)	550
Loss on extinguishment of debt	(3,298)	—	—	—	(3,298)
Minority interest	—	—	521	—	521
Other	(621)	(8)	13	—	(616)
Equity in net earnings of subsidiaries	26,001	—	—	(26,001)	—

Total other income and (expense)	20,438	(10,201)	624	(26,001)	(15,140)

Income (loss) before income taxes	20,396	26,852	2,433	(26,001)	23,680

Income tax expense	216	2,653	617	—	3,486

Income (loss) from continuing operations	20,180	24,199	1,816	(26,001)	20,194

Discontinued operations	—	(14)	—	—	(14)

Net income (loss)	$20,180	$24,185	$1,816	$(26,001)	$20,180

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)

	Six Months Ended June 30, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Drilling and rental revenues	$—	$248,190	$71,301	$(26,169)	$293,322

Drilling and rental operating expenses	—	130,566	73,552	(26,169)	177,949
Depreciation and amortization	—	32,662	2,010	—	34,672

Drilling and rental operating income	—	84,962	(4,261)	—	80,701

General and administration expense (1)	(82)	(15,177)	(10)	—	(15,269)
Gain (loss) on disposition of assets, net	(6)	2,516	63	—	2,573

Total operating income (loss)	(88)	72,301	(4,208)	—	68,005

Other income and (expense):
Interest expense	(19,665)	(23,599)	(955)	26,919	(17,300)
Changes in fair value of derivative positions	1,195	—	—	—	1,195
Interest income	24,668	4,029	1,667	(26,919)	3,445
Loss on extinguishment of debt	(2)	—	—	—	(2)
Minority interest	—	—	(920)	—	(920)
Other	11	(106)	81	—	(14)
Equity in net earnings of subsidiaries	40,104	—	—	(40,104)	—

Total other income and (expense)	46,311	(19,676)	(127)	(40,104)	(13,596)

Income (loss) before income taxes	46,223	52,625	(4,335)	(40,104)	54,409

Income tax expense (benefit):
Current	1,023	6,601	1,902	—	9,526
Deferred	19,981	(462)	145	—	19,664

Income tax expense	21,004	6,139	2,047	—	29,190

Net income (loss)	$25,219	$46,486	$(6,382)	$(40,104)	$25,219

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Drilling and rental revenues	$—	$189,442	$71,483	$(6,728)	$254,197

Drilling and rental operating expenses	—	104,213	68,388	(6,739)	165,862
Depreciation and amortization	—	32,088	1,934	—	34,022

Drilling and rental operating income	—	53,141	1,161	11	54,313

General and administration expense (1)	(84)	(13,292)	—	—	(13,376)
Gain on disposition of assets, net	—	15,942	508	—	16,450

Total operating income (loss)	(84)	55,791	1,669	11	57,387

Other income and (expense):
Interest expense	(24,198)	(24,627)	(1,452)	28,462	(21,815)
Changes in fair value of derivative positions	69	—	—	—	69
Interest income	23,483	4,270	1,497	(28,462)	788
Loss on extinguishment of debt	(4,727)	—	—	—	(4,727)
Minority interest	—	—	1,290	—	1,290
Other	(621)	(14)	24	(11)	(622)
Equity in net earnings of subsidiaries	30,609	—	—	(30,609)	—

Total other income and (expense)	24,615	(20,371)	1,359	(30,620)	(25,017)

Income (loss) before income taxes	24,531	35,420	3,028	(30,609)	32,370

Income tax expense	422	5,484	2,432	—	8,338

Income (loss) from continuing operations	24,109	29,936	596	(30,609)	24,032

Discontinued operations	—	77	—	—	77

Net income (loss)	$24,109	$30,013	$596	$(30,609)	$24,109

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended June 30, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$25,219	$46,486	$(6,382)	$(40,104)	$25,219
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	32,662	2,010	—	34,672
(Gain) loss on disposition of assets	6	(2,516)	(63)	—	(2,573)
Deferred tax expense (benefit)	19,981	(462)	145	—	19,664
Expenses not requiring cash	5,228	600	—	—	5,828
Equity in net earnings of subsidiaries	(40,104)	—	—	40,104	—
Change in operating assets and liabilities	(10,618)	(6,210)	13,061	—	(3,767)

Net cash provided by (used in) operating activities	(288)	70,560	8,771	—	79,043

Cash flows from investing activities:
Capital expenditures	—	(78,096)	(2,146)	—	(80,242)
Proceeds from the sale of assets	(6)	1,395	734	—	2,123
Proceeds from insurance settlements	—	2,501	—	—	2,501
Purchase of marketable securities	(136,120)	—	—	—	(136,120)
Proceeds from sale of marketable securities	126,550	—	—	—	126,550

Net cash used in investing activities	(9,576)	(74,200)	(1,412)	—	(85,188)

Cash flows from financing activities:
Proceeds from common stock offering	99,947	—	—	—	99,947
Proceeds from stock options exercised	6,641	—	—	—	6,641
Excess tax benefit from stock-based compensation	2,063	—	—	—	2,063
Intercompany advances, net	(3,421)	3,050	371	—	—

Net cash provided by financing activities	105,230	3,050	371	—	108,651

Net increase (decrease) in cash and cash equivalents	95,366	(590)	7,730	—	102,506

Cash and cash equivalents at beginning of year	31,978	11,145	17,053	—	60,176

Cash and cash equivalents at end of period	$127,344	$10,555	$24,783	$—	$162,682

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$24,109	$30,013	$596	$(30,609)	$24,109
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	32,088	1,934	—	34,022
Gain on disposition of assets	—	(15,917)	(508)	—	(16,425)
Expenses not requiring cash	2,100	600	—	—	2,700
Equity in net earnings of subsidiaries	(30,609)	—	—	30,609	—
Change in operating assets and liabilities	(8,463)	12,713	726	—	4,976

Net cash provided by (used in) operating activities	(12,863)	59,497	2,748	—	49,382

Cash flows from investing activities:
Capital expenditures	—	(29,416)	(3,225)	—	(32,641)
Proceeds from the sale of assets	—	40,119	1,424	—	41,543

Net cash provided by (used in) investing activities	—	10,703	(1,801)	—	8,902

Cash flows from financing activities:
Proceeds from issuance of debt	55,500	—	—	—	55,500
Principal payments under debt obligations	(90,025)	—	—	—	(90,025)
Proceeds from stock options exercised	2,958	—	—	—	2,958
Intercompany advances, net	74,364	(71,879)	(2,485)	—	—

Net cash provided by (used in) financing activities	42,797	(71,879)	(2,485)	—	(31,567)

Net increase (decrease) in cash and cash equivalents	29,934	(1,679)	(1,538)	—	26,717

Cash and cash equivalents at beginning of year	16,677	7,938	19,652	—	44,267

Cash and cash equivalents at end of period	$46,611	$6,259	$18,114	$—	$70,984

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Parker Drilling Company
     We have reviewed the accompanying consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of June 30, 2006 and the related consolidated condensed statements of operations for the three and six month periods ended June 30, 2006 and 2005 and the consolidated condensed statements of cash flows for the six month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
August 9, 2006

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
     In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although our management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as any other cautionary language included in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our “forward-looking statements”:
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

DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS (continued)
     Each “forward-looking statement” speaks only as of the date of this Form 10-Q, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Before you decide to invest in our securities, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-Q could have a material adverse effect on our business, results of operations, financial condition and cash flows.
OUTLOOK AND OVERVIEW
     Results for the second quarter of 2006 were strong on increasing dayrates and stable utilization in our U.S. drilling operations and continuing high demand for our rental tools business. Energy commodity prices have remained at levels that provide substantial returns for our customers and increased dayrates for our services. We expect these conditions to continue through the remainder of 2006 and into 2007 and to continue to favorably impact our operations.
     We have also made headway in the implementation of our five-year strategic plan with our rig construction projects and upgrade of our international, longer-term contracts.
     Our rig construction projects are progressing on schedule. Our four new build, 2000 hp rigs are expected to be delivered in the fourth quarter. A three-year contract in Algeria for the first two rigs was finalized in late July and the rigs will mobilize immediately upon completion. The rebuild and upgrade of Rig 247, which was damaged in a well-control incident in Turkmenistan in late 2005, remains on target for completion in the first quarter of 2007. Topside construction is progressing well towards a fourth quarter delivery for Rig 77, a new, ultra-deep drilling barge for use in our U.S. Gulf of Mexico market. We expect to execute a contract for this rig in mid-August. We have also been awarded an engineering services contract to develop a conceptual drilling rig design for extended reach drilling.
      Delivery of the four rigs under construction for our Saudi Arabia joint venture is expected to begin late in the fourth quarter. The rigs are contracted for work with Saudi Aramco upon delivery.
     Our rental tools business had another record quarter. We purchased a site for our new facility in Texarkana, Texas during the second quarter and broke ground on the 48,000 square foot facility in July. We expect the location to be completed by the end of the year to serve the Fayetteville and eastern Barnett shale areas in Arkansas and Texas and the Woodford shale area in southeastern Oklahoma. Marketing staff for this location are currently developing a customer base and servicing them from our other sites. With existing operations and expansion, we expect continued growth from Quail.
     In the U.S. Gulf of Mexico, dayrates for drilling barges are continuing to rise. Average utilization was at 71 percent, which is consistent with the first quarter of 2006. Downtime relates to Rig 12, which was upgraded from workover to deep drilling status earlier in the year, but is now drilling on the second of three consecutive, two-month contracts. Rig 54, which had been in the shipyard since early May for upgrades and scheduled preventive maintenance, returned to service in early August. Both Rigs 54 and 76 have been contracted for one-year terms.
     Internationally, much of our emphasis is on securing new contracts for rigs in Mexico and in our CIS region that have completed contracts. The transitioning of these rigs at this time gives us the ability to contract at dayrates reflective of current prices, which are considerably higher than the rates in recently completed contracts. The average utilization of international land rigs decreased to 65 percent compared to the 71 percent reported for the second quarter of 2005. This decrease is due to six of the seven land rigs in Mexico completing work during the second quarter. The seventh rig finished in July. One of the rigs has been contracted and a letter of intent received for two additional rigs at substantially higher dayrates and are expected to begin operations in the third quarter. We are marketing the remaining four rigs and expect them to return to work in the second half of 2006. Also in Mexico, we have secured a nine-month extension for Barge Rig 53 at a significantly higher dayrate. This rig has worked consistently for Pemex since 2004.

OUTLOOK AND OVERVIEW (continued)
     In our CIS region, land rigs 230, 236 and 247 were released in May after completing a multi-year drilling program in Turkmenistan. A contract has been signed for Rig 236 for a one-year contract in Kazakhstan and we are evaluating opportunities for Rigs 230 and 247 in both the CIS and Africa Middle East regions.
     In Bangladesh, Rig 225 began its second well of a multi-well contract during the quarter and in New Zealand, Rig 188 began drilling in late July under a new two-year contract. We had two operations and maintenance (“O&M”) contracts in place during the entire second quarter in Papua New Guinea and were awarded a third O&M contract that began in June. In Indonesia, Rig 231 was signed to a new one-year contract and is expected to begin drilling mid-August.
     We closed the sale of our barge rigs in Nigeria on August 1 and received funds on August 3. Proceeds from this sale of approximately $46 million will be used to retire debt.
     At June 30 we had approximately $162.7 million in cash and cash equivalents. We anticipate spending approximately $220.0 million in capital expenditures in 2006 from cash on hand and cash flow from operations of which $80.2 million has already been spent.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005
     We recorded net income of $13.8 million for the three months ended June 30, 2006, as compared to net income of $20.2 million for the three months ended June 30, 2005. Drilling and rental operating income was $39.6 million for the three months ended June 30, 2006, as compared to $29.3 million for the three months ended June 30, 2005. Gain on disposition of assets for the current quarter was $2.1 million compared to $15.9 million in the comparable quarter in 2005.

RESULTS OF OPERATIONS (continued)
     The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended June 30,
	2006		2005
	(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$42,697	29%	$31,110	23%
International drilling	72,972	50%	78,301	59%
Rental tools	30,319	21%	24,543	18%

Total drilling and rental revenues	$145,988	100%	$133,954	100%

Drilling and rental operating income:
U.S. drilling gross margin (1)	$22,883	54%	$12,272	39%
International drilling gross margin (1)	15,118	21%	18,604	24%
Rental tools gross margin (1)	19,350	64%	15,592	64%
Depreciation and amortization	(17,715)		(17,146)

Total drilling and rental operating income (2)	39,636		29,322

General and administration expense	(7,575)		(6,400)
Gain on disposition of assets, net	2,125		15,898

Total operating income	$34,186		$38,820

(1)	Drilling and rental gross margins are computed as drilling and rental revenues less direct drilling and rental operating expenses, excluding depreciation and amortization expense; drilling and rental gross margin percentages are computed as drilling and rental gross margin as a percent of drilling and rental revenues. The gross margin amounts and gross margin percentages should not be used as a substitute for those amounts reported under GAAP. However, we monitor our business segments based on several criteria, including drilling and rental gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

		International
	U.S. Drilling	Drilling	Rental Tools
	(Dollars in Thousands)
Three Months Ended June 30, 2006
Drilling and rental operating income (2)	$17,341	$7,827	$14,468
Depreciation and amortization	5,542	7,291	4,882

Drilling and rental gross margin	$22,883	$15,118	$19,350

Three Months Ended June 30, 2005
Drilling and rental operating income (2)	$7,269	$10,556	$11,497
Depreciation and amortization	5,003	8,048	4,095

Drilling and rental gross margin	$12,272	$18,604	$15,592

(2)	Drilling and rental operating income — drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.
U.S. Drilling Segment
     Revenues for the U.S. drilling segment, which consists of 19 barge rigs, increased $11.6 million to $42.7 million as compared to the second quarter of 2005. The increased revenues were primarily due to the higher dayrates for drilling and workover barges, offset slightly by fewer operating days primarily for Rig 12, which was undergoing an upgrade from workover to deep drilling status until mid-May 2006, and for Rig 54, which was undergoing scheduled preventive maintenance and upgrades.

RESULTS OF OPERATIONS (continued)
U.S. Drilling Segment (continued)
     As a result of approximately 53 percent higher dayrates and effective operating cost controls, gross margins in the U.S. drilling segment increased $10.6 million to $22.9 million. Gross margin percentage increased from 39 percent during the second quarter of 2005 to 54 percent during the second quarter of 2006.
International Drilling Segment
     International drilling revenues decreased $5.3 million to $73.0 million during the second quarter of 2006 as compared to the second quarter of 2005. Of this decrease, $4.1 million related to international land drilling revenues and $1.2 million to revenues from offshore operations. The decline in land revenues relates primarily to completion of our Mexico contracts, release of rigs under our Tengizchevroil (“TCO”) contract in Kazakhstan due to early completion of wells, and 2005 revenues for rigs in Colombia that were sold during the second and third quarters of 2005.
     Excluding the TCO contract decline ($7.0 million), the CIS region had increased revenues of $8.6 million. In Sakhalin Island, Russia we had a $5.1 million increase in revenues related to the Orlan O&M contract which was not fully operational until the third quarter in 2005 and a $2.9 million increase on our Rig 262 O&M contract due to higher dayrates and additional services provided to our customer. In the Karachaganak area of Kazakhstan, revenues increased by $1.3 million as a result of higher dayrates and the addition of Rig 107 (which was released in late December 2005 from the TCO contract) which spud in Karachaganak at the end of March.
     In our Asia Pacific region, revenues increased by $3.5 million to $19.6 million for the second quarter of 2006. The increase in Papua New Guinea of $4.7 million is the result of full operations under two O&M contracts all quarter in 2006, whereas they were labor contracts in the second quarter of 2005 with full O&M operations not commencing until the third quarter of 2005. Also contributing to the increase was a retroactive dayrate increase on Rig 226 and a third O&M contract that began in June. Revenues in Bangladesh increased $1.1 million due to higher dayrates as compared to second quarter last year. Revenues in New Zealand were down $2.6 million as Rig 188 was stacked during the second quarter until mobilizing under its new contract in early July, with drilling commencing late July.
     Gross margin for international land operations decreased by $4.7 million, due primarily to the transitioning out of the Mexico and TCO contracts and the downtime associated with Rig 188, which offset increases from other operations. In the CIS region, our Rig 262 O&M contract gross margin increased by $1.6 million as we earned higher dayrates and provided additional services. Gross margin also increased $1.0 million on our Orlan platform O&M contract as we had full-scale operation in the second quarter of 2006 versus commissioning phase status in the second quarter of 2005. In our Asia Pacific region, a retroactive dayrate increase in Papua New Guinea resulted in a $2.3 million increase in gross margin. In New Zealand, gross margin declined $1.1 million related to the early release of Rig 188 at the end of the first quarter of 2006.
     International offshore revenues declined $1.2 million to $13.9 million during the second quarter of 2006 as compared to the second quarter of 2005. This decrease was due primarily to our force majeure rates for our Nigerian barge rigs in the second quarter of 2006 versus operating rates in 2005. Gross margins for international offshore operations increased $1.2 million as a result of lower operating costs associated with the Nigeria rigs and for Rig 257.
Rental Tools Segment
     Rental tools revenues increased $5.8 million to $30.3 million during the second quarter of 2006 as compared to the second quarter of 2005. The increase was due primarily to an increase of $4.2 million from our Wyoming operation and $2.4 million at our Odessa, Texas facility, offset by a decline in international revenues of $0.8 million.

RESULTS OF OPERATIONS (continued)
Rental Tools Segment (continued)
     The revenues increased primarily due to higher demand and higher rental tool sales. Rental tools gross margins increased $3.8 million to $19.3 million for the current quarter as compared to the second quarter of 2005. Gross margin percentage remained at 64 percent.
Other Financial Data
     Gain on asset dispositions was down by $13.8 million, due to the gains on the sale of four rigs in Latin America and on the insurance recovery related to loss of Rig 255 in Bangladesh in the second quarter of 2005. Loss on extinguishment of debt declined by $3.3 million due to debt retirements in the second quarter of 2005 that did not recur in 2006 and interest expense declined $2.6 million in the second quarter of 2006 as compared to the second quarter of 2005 due to lower outstanding debt and capitalization of $1.0 million in interest on rig construction projects in 2006. Interest income increased $1.5 million due to a higher cash balance in the second quarter of 2006 as compared to 2005, as a result of proceeds from the stock offering in January 2006, higher cash flow from operations, and higher interest rates. General and administration expense increased approximately $1.2 million to $7.6 million during the second quarter of 2006. The increase is attributable primarily to higher stock-based compensation, due to accelerated vesting as a result of stock price levels at the end of 2005.
     In 2004, we entered into two variable-to-fixed interest rate swap agreements, which are still outstanding. The swap agreements do not qualify for hedge accounting and accordingly, we are reporting the mark-to-market change in the fair value of the interest rate derivatives currently in earnings. For the three months ended June 30, 2006, we recognized a $0.4 million increase in the fair value of the derivative positions and for the three months ended June 30, 2005 we recognized a $1.6 million decrease in the fair value of the derivative positions. For additional information see Note 9 in the notes to the unaudited consolidated condensed financial statements.
     Income tax expense was $14.7 million for the second quarter of 2006 as compared to $3.5 million for the second quarter of 2005. The $11.2 million increase in taxes during the second quarter of 2006 was due primarily to the impact of deferred tax. Net deferred tax expense was not reported during the second quarter of 2005 as the expense from utilizing the NOL carryforward was offset by the release of the NOL valuation allowance. During the fourth quarter of 2005, we recognized a deferred tax benefit in earnings that fully eliminated our valuation allowance for our federal NOL carryforward. As a result of this accounting treatment, we recognized deferred tax expense in 2006 as the federal NOL carryforward was utilized. Current foreign tax expense for the second quarter of 2006 was $3.9 million, as compared to current foreign tax expense of $3.5 million for the second quarter of 2005.

RESULTS OF OPERATIONS (continued)
Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005
     We recorded net income of $25.2 million for the six months ended June 30, 2006, as compared to net income of $24.1 million for the six months ended June 30, 2005. Drilling and rental operating income was $80.7 million for the six months ended June 30, 2006, as compared to $54.3 million for the six months ended June 30, 2005. Gain on disposition of assets was $2.6 million for the 2006 period as compared to $16.4 million for the 2005 period.
     The following is an analysis of our operating results for the comparable periods:

	Six Months Ended June 30,
	2006		2005
		(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$82,950	28%	$58,227	23%
International drilling	152,802	52%	150,473	59%
Rental tools	57,570	20%	45,497	18%

Total drilling and rental revenues	$293,322	100%	$254,197	100%

Drilling and rental operating income:
U.S. drilling gross margin (1)	$45,666	55%	$25,001	43%
International drilling gross margin (1)	33,576	22%	34,973	23%
Rental tools gross margin (1)	36,131	63%	28,361	62%
Depreciation and amortization	(34,672)		(34,022)

Total drilling and rental operating income (2)	80,701		54,313

General and administration expense	(15,269)		(13,376)
Gain on disposition of assets, net	2,573		16,450

Total operating income	$68,005		$57,387

(1)	Drilling and rental gross margins are computed as drilling and rental revenues less direct drilling and rental operating expenses, excluding depreciation and amortization expense; drilling and rental gross margin percentages are computed as drilling and rental gross margin as a percent of drilling and rental revenues. The gross margin amounts and gross margin percentages should not be used as a substitute for those amounts reported under GAAP. However, we monitor our business segments based on several criteria, including drilling and rental gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

		International
	U.S. Drilling	Drilling	Rental Tools
	(Dollars in Thousands)
Six Months Ended June 30, 2006
Drilling and rental operating income (2)	$35,067	$18,980	$26,654
Depreciation and amortization	10,599	14,596	9,477

Drilling and rental gross margin	$45,666	$33,576	$36,131

Six Months Ended June 30, 2005
Drilling and rental operating income (2)	$15,362	$18,438	$20,513
Depreciation and amortization	9,639	16,535	7,848

Drilling and rental gross margin	$25,001	$34,973	$28,361

(2)	Drilling and rental operating income — drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.

RESULTS OF OPERATIONS (continued)
U.S. Drilling Segment
     Revenues for the U.S. drilling segment increased $24.7 million to $82.9 million as compared to the six months ended June 30, 2005. The increased revenues were primarily due to higher dayrates, offset slightly by fewer operating days for Barge Rig 12, which was undergoing an upgrade from workover to deep drilling status until late May, and maintenance and upgrade time for Barge Rig 54.
     As a result of approximately 50 percent higher dayrates and effective operating cost controls, gross margins in the U.S. drilling segment increased $20.7 million to $45.7 million. Gross margin percentage increased from 43 percent during the first six months of 2005 to 55 percent during the first six months of 2006.
International Drilling Segment
     International drilling revenues increased $2.3 million to $152.8 million during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase, $5.5 million related to higher international land drilling revenues offset by a decline of $3.1 million in revenues from offshore operations.
     The international land drilling revenues increase is attributable to all of our regions, except for Latin America, where we sold rigs in Colombia and Peru in 2005 and completed work for six of our land rigs in Mexico beginning in December 2005 and throughout the first and second quarters of 2006, with only one land rig operating at June 30, 2006.
     Revenues increased on our O&M contracts and rig utilization increased to 75 percent for the six months ended June 30, 2006 as compared to 72 percent for the six months ended June 30, 2005.
     The increase in revenues of $11.9 million in our CIS region is due to increased revenues on our Orlan platform O&M contract of $13.3 million, including a reimbursable revenues increase of $6.7 million. This project was in commissioning phase during the first six months of 2005 and has been fully operational in 2006. Revenues also increased $3.5 million on our Rig 262 Sakhalin Island O&M contract as dayrates and services provided both increased. In Turkmenistan, the increase in revenues is attributable to three rigs receiving rates in 2006, whereas Rig 236 did not begin drilling in Turkmenistan until September 2005. Rig 247, which was damaged in a well control incident in November 2005, received loss-of-hire revenues through late June. In the Karachaganak area of Kazakhstan, revenues increased by $1.3 million due to the addition of Rig 107 in 2006, which began drilling in late March. Revenues declined $7.4 million on our TCO project as wells were completed and two rigs released, including Rig 107, which was redeployed in the Karachaganak area.
     The increase of $7.9 million in Papua New Guinea is the result of the operation of two full O&M contracts for the six months in 2006, whereas they were labor contracts in 2005 with full O&M operations not commencing until the third quarter of 2005 and the addition of a third O&M contact in June 2006. Also Rig 140 has drilled all of 2006, whereas it did not drill in 2005, and we were awarded a retroactive rate increase on Rig 226. In Indonesia, increased revenues were due to higher utilization as both rigs have operated most of the year in 2006, whereas the rigs were on reduced rates until June 2005. Revenues in Bangladesh increased due to the recognition of the mobilization fee for Rig 225 in 2006 as compared to a move rate for Rig 255 last year and higher dayrates on Rig 225 than were earned on Rig 255 in 2005. Revenues were down $2.7 million in New Zealand as Rig 188 was stacked during the second quarter of 2006.
     Revenues declined $6.1 million in Colombia and Peru due to the sale of all rigs in mid-2005. In Mexico, the decrease in land revenues of $9.8 million is due to all seven land rigs operating in the six months ended June 30, 2005 versus completion of wells and release of rigs in 2006.
     Gross margin for international land operations decreased by $2.0 million due to the completion of contracts in Mexico and TCO, and as a result of the sale of rigs in Peru and Colombia in the second and third quarters of 2005. Gross margins on our O&M contracts in the CIS increased by $4.4 million and on company-owned rigs by $1.6 million. Gross margins increased $3.6 million in Papua New Guinea, where we had increased contributions from O&M contracts, higher dayrates for Rigs 226 and operation of Rig 140 in 2006.

RESULTS OF OPERATIONS (continued)
International Drilling Segment (continued)
     International offshore revenues declined $3.1 million to $26.9 million during 2006 as compared to the six months ended June 30, 2005. This decrease was due primarily to our Rig 257 operation in the Caspian Sea, where we had a $1.4 million mobilization fee in 2005 and lower dayrates under contract extension terms in 2006.
Rental Tools Segment
     Rental tools revenues increased $12.1 million to $57.6 million during the six months ended June 30, 2006 as compared to the same period in 2005. Revenues increased at all U.S. locations.
     The revenues increased primarily due to higher demand and higher rental rates. Rental tools gross margins increased $7.8 million to $36.1 million for the current six-month period as compared to 2005. Gross margin percentage increased from 62 percent to 63 percent due primarily to the 27 percent increase in revenues offset by a 25 percent increase in operating costs.
Other Financial Data
     Gain on disposition of assets was $2.6 million during the six months ended June 2006, relating primarily to the final settlement and site clean up recovery related to the loss of Rig 255 in Bangladesh in June 2005. During the six months ended June 30, 2005, gain on disposition of assets was $16.4 million which included the gain on the loss of Rig 255 in Bangladesh of $8.2 million and the gain on the sale of rigs in Latin America of $6.4 million. Interest expense declined $4.5 million in the six months ended June 30, 2006 as compared to 2005 and loss on extinguishment of debt declined by $4.7 million, both as a result of the reduction of debt in 2005. Interest income increased $2.7 million due to a higher cash balance in 2006 as compared to 2005, due primarily to proceeds from the stock offering in January 2006, higher cash flow from operations, and higher interest rates. General and administration expense increased approximately $1.9 million in the first six months of 2006 due primarily to higher stock-based compensation, due to accelerated vesting as a result of stock price levels at the end of 2005.
     In 2004, we entered into two variable-to-fixed interest rate swap agreements, which are still outstanding. The swap agreements do not qualify for hedge accounting and accordingly, we are reporting the mark-to-market change in the fair value of the interest rate derivatives currently in earnings. For the six months ended June 30, 2006, we recognized a $1.2 million increase in the fair value of the derivative positions and no change in fair value during the first six months of 2005. For additional information see Note 9 in the notes to the unaudited consolidated condensed financial statements.
     Income tax expense was $29.2 million for the first six months of 2006 as compared to $8.3 million for the first six months of 2005. The $20.9 million increase in taxes during the first six months of 2006 was due primarily to the impact of deferred tax. Net deferred tax expense was not reported during the six months ended 2005 as the expense from utilizing the NOL carryforward was offset by the release of the NOL valuation allowance. During the fourth quarter of 2005, we recognized a deferred tax benefit in earnings that fully eliminated our valuation allowance for our federal NOL carryforward. As a result of this accounting treatment, we recognized deferred tax expense in 2006 as the federal NOL carryforward was utilized. Current foreign tax expense for the first six months of 2006 was $8.9 million, as compared to current foreign tax expense of $8.3 million for the first six months of 2005.

LIQUIDITY AND CAPITAL RESOURCES
Operating Cash Flows
     As of June 30, 2006, we had cash and cash equivalents of $162.7 million, an increase of $102.5 million from December 31, 2005. The primary sources of cash for the six-month period as reflected on the consolidated condensed statements of cash flows were $79.0 million provided by operating activities, $126.6 million from the sale of auction rate securities and $108.7 million from financing activities, $99.9 million of which was net proceeds on our common stock issuance in January 2006 as detailed in a subsequent paragraph. The primary uses of cash for the six-month period ended June 30, 2006 were $80.2 million for capital expenditures and $136.1 million for purchases of auction rate securities. Major capital expenditures for the period included $13.1 million on construction of four new 2,000 HP land rigs, $24.7 million for tubulars and other rental tools for Quail Tools, $6.5 million on the conversion of workover Barge Rig 12 to a deep drilling barge and $12.5 million on construction of a new ultra-deep drilling barge.
     As of June 30, 2005, we had cash and cash equivalents of $71.0 million, an increase of $26.7 million from December 31, 2004. The primary sources of cash for the six-month period as reflected on the consolidated condensed statements of cash flows were $49.4 million provided by operating activities and $41.5 million of proceeds from the disposition of assets. The primary uses of cash for the six-month period ended June 30, 2005 were $32.6 million for capital expenditures and $31.6 million for financing activities. Major capital expenditures for the period included $17.4 million for tubulars and other rental tools. Our financing activities included a net reduction in debt of $34.5 million, net of premium and are further detailed in a subsequent paragraph.
Financing Activity
     On January 18, 2006 we issued 8,900,000 shares of our common stock pursuant to a Free Writing Prospectus dated January 17, 2006 and a Prospectus Supplement dated January 18, 2006. On January 23, 2006, we realized $11.23 per share or a total of $99.9 million of net proceeds before expenses, but after underwriter discount, from the offering. Proceeds from this offering are being used for capital expansions, including rig upgrades, new rig construction and expansion of our rental tools business.
     Our current $40.0 million credit facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Availability under the revolving credit facility is subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tools equipment. The credit facility calls for a borrowing base calculation only when the credit facility has outstanding loans, including letters of credit, totaling at least $25.0 million. As of June 30, 2006, there were $9.2 million in letters of credit outstanding and no loans. On March 1, 2006, an amendment was signed to eliminate the $25.0 million sub-limit for letters of credit and to give us the ability to call outstanding Senior Notes and Senior Floating Rate Notes without limitation concerning commitments, including letters of credit, under the credit facility.
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
     We had total long-term debt of $379.7 million as of June 30, 2006. The long-term debt included:
•	$150.0 million aggregate principal amount of Senior Floating Rate Notes bearing interest at a rate of LIBOR plus 4.75%, which are due September 1, 2010; and

•	$225.0 million aggregate principal amount of 9.625% Senior Notes, which are due October 1, 2013 plus an associated $4.7 million in unamortized debt premium.
     As of June 30, 2006, we had approximately $193.5 million of liquidity. This liquidity was comprised of $162.7 million of cash and cash equivalents on hand and $30.8 million of availability under the revolving credit facility. We do not have any unconsolidated special-purpose entities, off-balance-sheet financing arrangements or guarantees of third-party financial obligations. We have no energy or commodity contracts.
     The following table summarizes our future contractual cash obligations:

		Less than			More than
	Total	1 Year	Years 2 - 3	Years 4 - 5	5 Years
	(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal(1)	$375,000	$—	$—	$150,000	$225,000
Long-term debt — interest (1)	213,864	35,302	70,603	59,232	48,727
Operating leases (2)	11,868	5,036	5,063	1,380	389
Purchase commitments (3)	55,403	55,403	—	—	—

Total contractual obligations (5)	$656,135	$95,741	$75,666	$210,612	$274,116

Commercial commitments:
Revolving credit facility (4)	$—	$—	$—	$—	$—
Standby letters of credit (4)	9,178	9,178	—	—	—

Total commercial commitments	$9,178	$9,178	$—	$—	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.625% Senior Notes but the remaining unamortized premium of $4.7 million is not included in the contractual cash obligations schedule. A portion of the interest on the Senior Floating Rate Notes has been fixed through variable-to-fixed interest rate swap agreements. The issuer (Bank of America, N.A.) of each swap has the option to extend each swap for an additional two years at the termination of the initial swap period. For the purpose of this table, the highest interest rate currently hedged is used in calculating the interest on future floating rate periods.

(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3)	We have purchase commitments outstanding as of June 30, 2006, related to rig upgrade projects and new rig construction.

(4)	We have a $40.0 million revolving credit facility. As of June 30, 2006, no amounts have been drawn down, but $9.2 million of availability has been used to support letters of credit that have been issued, resulting in an estimated $30.8 million availability. The revolving credit facility expires in December 2007.

(5)	On August 8, 2006 we gave notice of partial redemption for $50.0 million of our Floating Rate Notes on the redemption date of September 8, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We use derivative instruments to manage risks associated with interest rate fluctuations in connection with our $150.0 million Senior Floating Rate Notes. These derivative instruments, which consist of two variable-to-fixed interest rate swaps, do not meet the hedge criteria in SFAS No. 133 and are therefore not designated as hedges. Accordingly, the change in the fair value of the interest rate swaps is recognized currently in earnings.
     As of June 30, 2006, we had the following derivative instruments outstanding related to our interest rate swaps, which are included in “Other noncurrent assets”:

Effective	Termination	Notional	Floating	Fixed	Fair
Date	Date	Amount	Rate	Rate	Value
		(Dollars in Thousands)
September 1, 2005	September 2, 2008	$50,000	Three-month LIBOR plus 475 basis points	8.83%	$1,407
September 1, 2005	September 4, 2007	$50,000	Three-month LIBOR plus 475 basis points	8.48%	1,069

					$2,476

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We performed evaluations under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2006.
     Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For information regarding legal proceedings, see Note 10 in Item 1 of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.
ITEM 1A. RISK FACTORS
     There have been no material changes in risk factors involving the Company or its subsidiaries from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Form 10-Q for the quarter ended March 31, 2006.
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum Number
			of Shares Purchased	of Shares That May
			as Part of Publicly	Yet be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Date	Shares Purchased	Paid Per Share	or Programs	or Programs
May 6, 2006	42,948	$8.74	—	—
June 19, 2006	4,409	$6.32	—	—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
     (a) Exhibits: The following exhibits are filed as a part of this report:

Exhibit
Number	Description
10.1	Consulting Agreement between Robert L. Parker and the Company dated April 12, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated April 12, 2006).
10.2	Termination of Split Dollar Life Insurance Agreement among Robert L. Parker, The Robert L. Parker, Sr. and Catherine M. Parker Family Trust Under Indenture Dated the 23rd Day of July, 1993, and the Company dated April 12, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated April 12, 2006).
10.3	Asset Purchase Agreement by and between The Shell Petroleum Development Company of Nigeria Limited and Parker Drilling offshore International Inc., dated June 8, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 15, 2006).
15	Letter re Unaudited Interim Financial Information
31.1	Section 302 Certification — Chairman, President and Chief Executive Officer
31.2	Section 302 Certification — Senior Vice President and Chief Financial Officer
32.1	Section 906 Certification — Chairman, President and Chief Executive Officer
32.2	Section 906 Certification — Senior Vice President and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER DRILLING COMPANY

Date: August 7, 2006	Registrant

	By:	/s/ Robert L. Parker Jr.

Robert L. Parker Jr.
Chairman, President and Chief Executive Officer

	By:	/s/ W. Kirk Brassfield

W. Kirk Brassfield
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
15	Letter re Unaudited Interim Financial Information
31.1	Section 302 Certification — Chief Executive Officer
31.2	Section 302 Certification — Chief Financial Officer
32.1	Section 906 Certification — Chief Executive Officer
32.2	Section 906 Certification — Chief Financial Officer