Form 10-Q
period 2006-09-30
PARKER DRILLING CO /DE/
filed 2006-11-09
CIK 76321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended SEPTEMBER 30, 2006
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
Yes ☐    No ☑
As of October 27, 2006, 108,864,585 common shares were outstanding.

PARKER DRILLING COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$84,969	$60,176
Marketable securities	87,380	18,000
Accounts and notes receivable, net	128,423	104,681
Rig materials and supplies	13,593	18,179
Deferred costs	3,437	4,223
Deferred income taxes	14,841	12,018
Other current assets	50,503	64,058

Total current assets	383,146	281,335

Property, plant and equipment less accumulated depreciation and amortization of $578,787 at September 30, 2006 and $586,168 at December 31, 2005	396,636	355,397

Goodwill	100,315	107,606

Other noncurrent assets	20,775	57,282

Total assets	$900,872	$801,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$134,606	$140,977
Accrued income taxes	5,116	9,778

Total current liabilities	139,722	150,755

Long-term debt	329,529	380,015
Long-term deferred tax liability	441	—
Other long-term liabilities	12,932	11,021
Contingencies (Note 9)	—	—

Stockholders’ equity:
Common stock	18,144	16,306
Capital in excess of par value	564,646	456,135
Unamortized restricted stock plan compensation	—	(4,212)
Accumulated deficit	(164,542)	(208,400)

Total stockholders’ equity	418,248	259,829

Total liabilities and stockholders’ equity	$900,872	$801,620

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Drilling and rental revenues:
U.S. drilling	$52,347	$33,863	$135,297	$92,090
International drilling	61,605	70,114	214,407	220,587
Rental tools	32,831	23,928	90,401	69,425

Total drilling and rental revenues	146,783	127,905	440,105	382,102

Drilling and rental operating expenses:
U.S. drilling	20,944	15,178	58,228	48,404
International drilling	52,280	53,147	171,506	168,647
Rental tools	12,349	10,352	33,788	27,488
Depreciation and amortization	16,993	16,563	51,665	50,585

Total drilling and rental operating expenses	102,566	95,240	315,187	295,124

Drilling and rental operating income	44,217	32,665	124,918	86,978

General and administration expense	(7,992)	(6,443)	(23,261)	(19,819)
Provision for reduction in carrying value of certain assets	—	(2,300)	—	(2,300)
Gain on disposition of assets, net	4,328	5,943	6,901	22,393

Total operating income	40,553	29,865	108,558	87,252

Other income and (expense):
Interest expense	(7,923)	(9,825)	(25,223)	(31,640)
Changes in fair value of derivative positions	(1,029)	1,457	166	1,526
Interest income	2,521	526	5,966	1,314
Loss on extinguishment of debt	(1,910)	(1,901)	(1,912)	(6,628)
Minority interest	(304)	148	(1,224)	1,438
Other	(96)	(32)	(110)	(654)

Total other income and (expense)	(8,741)	(9,627)	(22,337)	(34,644)

Income before income taxes	31,812	20,238	86,221	52,608

Income tax expense:
Current	1,166	2,165	10,692	10,503
Deferred	12,007	—	31,671	—

Total income tax expense	13,173	2,165	42,363	10,503

Income from continuing operations	18,639	18,073	43,858	42,105

Discontinued operations	—	(6)	—	71

Net income	$18,639	$18,067	$43,858	$42,176

Basic earnings per share:
Income from continuing operations	$0.17	$0.19	$0.41	$0.44
Discontinued operations	$—	$—	$—	$—
Net income	$0.17	$0.19	$0.41	$0.44

Diluted earnings per share:
Income from continuing operations	$0.17	$0.18	$0.41	$0.43
Discontinued operations	$—	$—	$—	$—
Net income	$0.17	$0.18	$0.41	$0.43

Number of common shares used in computing earnings per share:
Basic	107,233,881	96,053,414	106,272,123	95,568,331
Diluted	108,211,580	98,022,378	107,766,841	97,163,125
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$43,858	$42,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,665	50,585
Gain on disposition of assets	(6,901)	(22,364)
Deferred income tax expense	31,671	—
Provision for reduction in carrying value of certain assets	—	2,300
Expenses not requiring cash	10,394	4,682
Change in operating assets and liabilities	(19,925)	6,797

Net cash provided by operating activities	110,762	84,176

Cash flows from investing activities:
Capital expenditures	(129,023)	(44,469)
Proceeds from the sale of assets	49,292	60,213
Proceeds from insurance settlements	4,431	7,548
Purchase of marketable securities	(196,120)	—
Proceeds from sale of marketable securities	126,740	—

Net cash provided by (used in) investing activities	(144,680)	23,292

Cash flows from financing activities:
Proceeds from issuance of debt	—	55,500
Principal payments under debt obligations	(50,000)	(120,024)
Proceeds from common stock offering	99,947	—
Proceeds from stock options exercised	6,675	4,489
Excess tax benefit from stock-based compensation	2,089	—

Net cash provided by (used in) financing activities	58,711	(60,035)

Net increase in cash and cash equivalents	24,793	47,433

Cash and cash equivalents at beginning of year	60,176	44,267

Cash and cash equivalents at end of period	$84,969	$91,700

Supplemental cash flow information:
Interest paid	$21,162	$24,949
Income taxes paid	$13,207	$9,780

Discontinued operations:
Loss on disposition of assets	$—	$29
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.	General — In the opinion of the management of Parker Drilling Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of September 30, 2006 and December 31, 2005, (2) the results of operations for the three and nine months ended September 30, 2006 and 2005, and (3) cash flows for the nine months ended September 30, 2006 and 2005. Results for the nine months ended September 30, 2006 are not necessarily indicative of the results that will be realized for the year ending December 31, 2006. The financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2005.

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

Under SFAS No. 123R, we continue to use the Black-Scholes option-pricing model to estimate the fair value of our stock options. Expected volatility is determined by using historical volatilities based on historical stock prices for a period that matches the expected term. The expected term of options represents the period of time that options granted are expected to be outstanding and typically falls between the options’ vesting and contractual expiration dates. The expected term assumption is developed by using historical exercise data adjusted as appropriate for future expectations. The risk-free rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The fair value of each option is estimated on the date of grant. The following is a summary of valuation assumptions for grants during the nine months ended September 30, 2006 and 2005:

	Grants during the Nine
	Months Ended September 30,
Valuation Assumptions (1)	2006 (SFAS 123R)		2005 (SFAS 123)
Expected volatility		16.9%		51.1%
Expected term	0.25	years	3-7	years
Risk-free interest rate		4.23%		3.38%
Expected dividend yield		0.0%		0.0%

(1)	The stock option grant during the first quarter of 2006 was a discounted option that was made to provide the recipient with the same value as a grant which he had been advised that he would receive in 1999 but was not awarded at that time due to an oversight. The option was vested at the grant date and had an April 14, 2006 expiration date. Accordingly, the volatility and expected term assumptions in 2006 are not comparable with those calculated for 2005.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
Stock-Based Compensation (continued)
Total stock-based compensation expense recognized under SFAS No. 123R for the three and nine month periods ended September 30, 2006, was $1.8 million and $4.9 million respectively, of which $1.8 million and $4.7 million, respectively, was related to restricted stock plan expense, which we had previously been recognizing. Stock-based compensation expense is included in our consolidated condensed income statement in “General and administration expense.” Unvested stock options at December 31, 2005 and September 30, 2006 were 86,417 and 8,334, respectively. Total unrecognized compensation cost related to stock options granted under our plans was approximately $32,000 at December 31, 2005 and approximately $6,900 at September 30, 2006, which will be amortized over a remaining weighted-average vesting period of six months. The Company had 3,505,599 outstanding and exercisable stock options as of September 30, 2006, the aggregate intrinsic value of which was $4.5 million, with a weighted average exercise price of $7.31. Unvested restricted stock awards at December 31, 2005 and September 30, 2006 were 1,105,000 shares and 1,555,086 shares, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $4.2 million as of December 31, 2005 and $6.6 million as of September 30, 2006. There were 19,885 and 730,895 restricted shares granted (net of forfeitures) to certain officers and key employees during the three and nine month periods ended September 30, 2006, respectively. The remaining unrecognized compensation cost related to unamortized restricted stock awards will be amortized over a weighted-average vesting period of approximately one year.
In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated condensed statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. We have elected to adopt the transition method described in FSP 123(R)-3. The tax benefit realized for the tax deductions from option exercises and restricted stock vesting totaled $2.1 million for the nine months ended September 30, 2006 which has been reported as a financing cash inflow in the consolidated condensed statement of cash flows. Cash received from option exercises for the nine months ended September 30, 2006 was $6.7 million.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
Stock-Based Compensation (continued)

For periods prior to 2006, we accounted for stock-based compensation plans using the recognition and measurement principles of the Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. Under these principles no stock-based employee compensation cost related to stock options granted was reflected in net income, as all options granted under the various plans had exercise prices equal to or greater than the fair market value of the underlying common stock on the date of the grants. In accordance with the provisions of SFAS No. 123R, our deferred compensation (contra-equity accounts) related to restricted stock awards granted prior to the adoption of SFAS No. 123R were eliminated against the appropriate equity accounts (additional paid-in capital) upon adoption. The following table illustrates the effect on net income and net income per share as if we had applied the fair value based provisions of SFAS No. 123R for the three and nine month periods ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(Dollars in Thousands, Except Per Share Amounts)
Net income as reported	$18,067	$42,176

Stock-based compensation expense included in net income as reported	743	2,056

Stock-based compensation expense determined under fair value method	(801)	(2,256)

Net income pro forma	$18,009	$41,976

Basic earnings per share:
Net income as reported	$0.19	$0.44
Net income pro forma	$0.19	$0.44

Diluted earnings per share:
Net income as reported	$0.18	$0.43
Net income pro forma	$0.18	$0.43
Pro forma disclosures for the three and nine month periods ended September 30, 2006 are not presented here as the actual amounts are recognized in the consolidated condensed financial statements.

2.	Common Stock Offering – In January 2006, we issued 8,900,000 shares of common stock pursuant to a Free Writing Prospectus dated January 17, 2006 and a Prospectus Supplement dated January 18, 2006. On January 23, 2006, we realized $11.23 per share or a total of $99.9 million of net proceeds before expenses, but after underwriter discount, from the offering.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
3.	Earnings Per Share (“EPS”)

	Three Months Ended September 30, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Income from continuing operations	$18,639,000	107,233,881	$0.17
Discontinued operations	—		—

Net income	$18,639,000		$0.17

Effect of dilutive securities:
Stock options	—	977,699	—

Diluted EPS:
Income from continuing operations	$18,639,000	108,211,580	$0.17
Discontinued operations	—		—

Net income	$18,639,000		$0.17

	Nine Months Ended September 30, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Income from continuing operations	$43,858,000	106,272,123	$0.41
Discontinued operations	—		—

Net income	$43,858,000		$0.41

Effect of dilutive securities:
Stock options	—	1,494,718	—

Diluted EPS:
Income from continuing operations	$43,858,000	107,766,841	$0.41
Discontinued operations	—		—

Net income	$43,858,000		$0.41

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
3.	Earnings Per Share (“EPS”) (continued)

	Three Months Ended September 30, 2005
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Income from continuing operations	$18,073,000	96,053,414	$0.19
Discontinued operations	(6,000)		—

Net income	$18,067,000		$0.19

Effect of dilutive securities:
Stock options	—	1,968,964	—

Diluted EPS:
Income from continuing operations	$18,073,000	98,022,378	$0.18
Discontinued operations	(6,000)		—

Net income	$18,067,000		$0.18

	Nine Months Ended September 30, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Income from continuing operations	$42,105,000	95,568,331	$0.44
Discontinued operations	71,000		—

Net income	$42,176,000		$0.44

Effect of dilutive securities:
Stock options	—	1,594,794	—

Diluted EPS:
Income from continuing operations	$42,105,000	97,163,125	$0.43
Discontinued operations	71,000		—

Net income	$42,176,000		$0.43

Options to purchase 2,187,000 shares of common stock with exercise prices ranging from $8.87 to $12.19 per share were outstanding during the three months and nine months ended September 30, 2006, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 2,973,500 shares of common stock with exercise prices ranging from $8.87 to $12.19 per share were outstanding during the three months ended September 30, 2005, and options to purchase 3,776,226 shares of common stock with exercise prices ranging from $5.58 to $12.19 per share were outstanding during the nine months ended September 30, 2005, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
4.	Business Segments – The primary services we provide are as follows: U.S. drilling, international drilling and rental tools. Information regarding our operations by industry segment for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$52,347	$33,863	$135,297	$92,090
International drilling	61,605	70,114	214,407	220,587
Rental tools	32,831	23,928	90,401	69,425

Total drilling and rental revenues	$146,783	$127,905	$440,105	$382,102

Drilling and rental operating income:
U.S. drilling	$24,755	$13,681	$59,822	$29,042
International drilling	3,674	9,682	22,654	28,120
Rental tools	15,788	9,302	42,442	29,816

Total drilling and rental operating income	44,217	32,665	124,918	86,978

General and administration expense	(7,992)	(6,443)	(23,261)	(19,819)
Provision for reduction in carrying value of certain assets	—	(2,300)	—	(2,300)
Gain on disposition of assets, net	4,328	5,943	6,901	22,393

Total operating income	40,553	29,865	108,558	87,252

Interest expense	(7,923)	(9,825)	(25,223)	(31,640)
Changes in fair value of derivative positions	(1,029)	1,457	166	1,526
Loss on extinguishment of debt	(1,910)	(1,901)	(1,912)	(6,628)
Other	2,121	642	4,632	2,098

Income before income taxes	$31,812	$20,238	$86,221	$52,608

5.	Disposition of Assets – During the third quarter of 2006, we finalized the sale of our Nigerian Barge Rigs 73 and 75 and related assets and recorded a net gain of $1.8 million in the period. In addition, we realized a cash gain of $1.9 million in connection with the collection of final insurance proceeds with regards to Barge Rig 57 that was damaged in a July 2005 incident while under tow.

During the second quarter of 2005, we sold four of our seven rigs and related assets in Colombia and Peru and recognized a gain of $6.7 million. The remaining three rigs were sold in the third quarter of 2005 and we recognized a gain of $5.9 million in the quarter.

Also in June 2005, a well control incident occurred on Rig 255 while operating under contract in Bangladesh, resulting in the total constructive loss of the drilling unit. Net insurance proceeds received in excess of the book value of assets destroyed resulted in a gain of $8.2 million, which was recognized in the second quarter of 2005. We received $7.5 million of the proceeds in the third quarter of 2005 and the remaining proceeds were received in October 2005.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
6.	Income Tax Expense – Income tax expense was $13.2 million for the third quarter of 2006, as compared to income tax expense of $2.2 million for the third quarter of 2005. The $11.0 million increase in taxes was due primarily to the impact of deferred taxes. Net deferred tax expense was not reported during the third quarter of 2005 as the expense from utilizing the net operating loss (“NOL”) carryforward was offset by the release of the NOL valuation allowance. During the fourth quarter of 2005, we recognized a deferred tax benefit in earnings that fully eliminated our valuation allowance for our federal NOL carryforward. As a result of this accounting treatment, we recognized deferred tax expense in 2006 as the federal NOL carryforward was fully utilized. As of September 30, 2006, we have a deferred tax asset related to state NOL carryforwards of $15.8 million that has a full valuation allowance as management does not currently believe it is more likely than not to be realized.

7.	Long-Term Debt

	September 30, 2006	December 31, 2005
	(Dollars in Thousands)
Senior Notes:
Interest rate floating (LIBOR + 4.75%), due 2010	$100,000	$150,000
Interest rate 9.625%, due 2013	229,529	230,015

Total debt	329,529	380,015
Less current portion	—	—

Total long-term debt	$329,529	$380,015

Our current $40.0 million credit facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Availability under the revolving credit facility is subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tools equipment. The credit facility calls for a borrowing base calculation only when the credit facility has outstanding loans, including letters of credit, totaling at least $25.0 million. As of September 30, 2006, there were $27.4 million in letters of credit outstanding and no loans. On March 1, 2006, an amendment was signed to eliminate the $25.0 million sub-limit for letters of credit and to give us the ability to prepay outstanding Senior Notes and Senior Floating Rate Notes without limitation concerning commitments under the credit facility.

On September 8, 2006 we redeemed $50.0 million face value of our Senior Floating Rate Notes pursuant to a redemption notice dated August 8, 2006 at the redemption price of 102.0 percent. Proceeds from the sale of our Nigerian barge rigs and cash on hand were used to fund the redemption.

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

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
8.	Derivative Instruments – We use derivative instruments to manage risks associated with interest rate fluctuations in connection with our $100.0 million Senior Floating Rate Notes. These derivative instruments, which consist of variable-to-fixed interest rate swaps, do not meet the hedge criteria in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are therefore not designated as hedges. Accordingly, the change in the fair value of the interest rate swaps is recognized currently in earnings.

As of September 30, 2006, we had the following derivative instruments outstanding related to our interest rate swaps, which are included in “Other current assets” and “Other noncurrent assets” as determined by their termination dates.

Effective	Termination	Notional	Floating	Fixed	Fair
Date	Date	Amount	Rate	Rate	Value
(Dollars in Thousands)
September 1, 2005	September 2, 2008	$50,000	Three-month LIBOR plus 475 basis points	8.83%	$734

September 1, 2005	September 4, 2007	$50,000	Three-month LIBOR plus 475 basis points	8.48%	714

					$1,448

9.	Contingencies

Kazakhstan Tax Claims

On October 12, 2005, the Kazakhstan Branch (“PKD Kazakhstan”) of Parker Drilling Company International Limited (“PDCIL”) received an Act of Tax Audit from the Ministry of Finance of Kazakhstan (“MinFin”) assessing PKD Kazakhstan an amount of KZT (Kazakhstan Tenge) 14.9 billion (approximately $117.1 million). Approximately KZT 7.5 billion or $59.3 million was assessed for import Value Added Tax (“VAT”), administrative fines and interest on equipment imported to perform the drilling contracts (the “VAT Assessment”). The VAT Assessment is based on an interpretation by MinFin that resolutions of the Government of the Republic of Kazakhstan and MinFin removing import VAT exemptions should be applied retroactively. The client of PKD Kazakhstan has agreed to advance PKD Kazakhstan the ultimate amount of any VAT Assessment which PKD Kazakhstan is required to pay, prior to the date such payment is due, and to reimburse PKD Kazakhstan for any increased income taxes arising out of such payment.

In addition to the VAT Assessment, MinFin also assessed approximately KZT 7.4 billion or $57.8 million for corporate income tax, individual income tax and social tax, administrative fines and interest in connection with the reimbursements received from the client for the upgrade of barge Rig 257 and other issues (the “Income Tax Assessment”). The Income Tax Assessment is substantially based on the same reimbursement issue on which PKD Kazakhstan has prevailed in the Supreme Court on two previous occasions.

The VAT and Income Tax Assessments were both appealed to the Astana City Court and on April 6, 2006, the Astana City Court issued an opinion in favor of PKD Kazakhstan on the Income Tax Assessment and in favor of MinFin on the VAT Assessment, but reduced the amount of the VAT Assessment. MinFin and PKD Kazakhstan appealed the decision of the Astana City Court to the Civil Panel of the Supreme Court of Kazakhstan and on May 24, 2006, the Civil Panel of the Supreme Court issued a decision upholding the ruling of the Astana City Court on the VAT Assessment with minor revisions, but reversed the ruling of the Astana City Court on the Income Tax Assessment.

PKD Kazakhstan immediately made application for a stay of execution of the decision relating to the Income Tax Assessment, based on the fact that the Supreme Court has decided this issue in favor of PKD Kazakhstan on two previous occasions and because the decision is inconsistent with the US-Kazakhstan tax treaty, and also requested that the five-member supervisory panel of the Supreme Court grant a supervisory review of the decision. On May 30, 2006, the Supreme Court granted a stay of execution of the decision pending a determination of the five-member panel of the Supreme Court whether or not to grant supervisory review of the decision. Because the execution of the decision has been stayed by the Supreme Court and there is substantial basis to conclude that the decision will not be upheld, the Company has not recorded any accrual for this decision relating to the Income Tax Assessment.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
9.	Contingencies (continued)

Kazakhstan Tax Claims (continued)

Based on the revision to the VAT Assessment, the VAT Assessment that is reflected in “Accounts payable and accrued liabilities” is currently $39.7 million in the consolidated condensed balance sheet and the corresponding receivable from our client is $39.7 million reported in “Other current assets.” Interest included is calculated through September 30, 2006.

The Company continues to pursue its petition with the U.S. Internal Revenue Service, Treaty Division for Competent Authority review, which is a tax treaty procedure to resolve disputes as to which country may tax income covered under the treaty. The U.S. IRS Treaty Division has granted the Company’s petition, and meetings between the U.S. IRS Treaty Division and MinFin have been scheduled for December 2006.

Bangladesh Claim

In September 2005, a subsidiary of the Company was served with a lawsuit filed on behalf of numerous citizens of Bangladesh claiming $250 million in damages due to various types of property damage and personal injuries ( none involving loss of life ) arising as a result of two blowouts that occurred in Bangladesh in January and June 2005, although only the June 2005 blowout involved the Company. This case was dismissed against the subsidiary of the Company based upon forum non conveniens, a legal defense raised by the subsidiary claiming that Houston, Texas, is not the appropriate location for this suit to be filed. The plaintiffs have appealed this dismissal.

Asbestos-Related Claims

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

The complaints allege that our subsidiaries and other drilling contractors used asbestos-containing products in offshore drilling operations, land-based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability and claims under the Jones Act. Based on the report of the special master, these complaints have been severed and venue of the claims transferred to the county in which the plaintiff resides or the county in which the cause of action allegedly accrued. Subsequent to the filing of amended complaints, Parker has joined with other co-defendants in filing motions to compel discovery to determine what plaintiffs have an employment relationship with which defendant, including whether or not any plaintiffs have an employment relationship with subsidiaries of the Company. Out of 528 amended single-plaintiff complaints filed to date, eleven plaintiffs have identified Parker Drilling or one of its affiliates as a defendant.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
9.	Contingencies (continued)

Asbestos-Related Claims (continued)

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

10.	Recent Accounting Pronouncements – FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FAS 109,” was issued in June 2006 and calls for an initial determination that a tax position is more likely than not to be sustained. The provisions of this statement are effective for years beginning after December 15, 2006. The Company is currently analyzing the provisions of this standard and has not yet made a determination of the impact, if any, this statement will have upon adoption.

In September 2006, the FASB issued SFAS No 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods. The Company is currently analyzing the provisions of SFAS No. 157 to determine the impact, if any, upon adoption.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires that the materiality of the effect of a misstated amount be evaluated on each financial statement and the related financial statement disclosures and that materiality evaluation be based on quantitative and qualitative factors. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company does not believe this guidance will have a material impact.

11.	Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements – Set forth on the following pages are the unaudited consolidating condensed financial statements of (i) Parker Drilling, (ii) our restricted subsidiaries that are guarantors of the Senior Notes and (iii) our restricted and unrestricted subsidiaries that are not guarantors of the Senior Notes. All of our Senior Notes are guaranteed by substantially all of the restricted subsidiaries of Parker Drilling. There are currently no restrictions on the ability of the restricted subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries.

The non-guarantor subsidiaries are AralParker (a Kazakhstan closed joint stock company, owned 50 percent by Parker Drilling (Kazakstan), Ltd. and 50 percent by Aralnedra, CJSC), Casuarina Limited (a wholly-owned captive insurance company), KDN Drilling Limited, Mallard Drilling of South America, Inc., Mallard Drilling of Venezuela, Inc., Parker Drilling Investment Company, Parker Drilling (Nigeria) Limited, Parker Drilling Company (Bolivia) S.A., Parker Drilling Company Kuwait Limited, Parker Drilling Company Limited (Bahamas), Parker Drilling Company of New Zealand Limited, Parker Drilling Company of Sakhalin, Parker Drilling de Mexico, S. de R.L. de C.V., Parker Drilling International of New Zealand Limited, Parker Drilling Tengiz, Ltd., Parker-TNK-Drilling, PD Servicios Integrales, S. de R.L. de C.V., PKD Sales Corporation, Parker SMNG Drilling Limited Liability Company (owned 50 percent by Parker Drilling Company International, LLC), Parker Drilling Asia Pacific, LLC, Parker Drilling Kazakhstan B.V., Parker Drilling AME Limited, Parker Drillsource, LLC, Parker 3source, LLC, Parker Enex, LLC, Parker Hungary Rig Holdings Limited Liability Company, Parker 5272, LLC, Parker Drilling Spain Rig Services, SL, Parker Cyprus Leasing Limited, Parker Cyprus Ventures Limited, PD International Holdings C.V., PD Dutch Holdings C.V., PD Offshore Holdings C.V. and PD Selective Holdings C.V. We are providing unaudited consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005. The condensed consolidating financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

In addition, the consolidating condensed balance sheet as of December 31, 2005 reflects adjustments in the amount of $65.0 million in the guarantor column and $7.2 million in the non-guarantor column to reduce the amount of property, plant and equipment balance from that which was previously reported to correct an overstatement of “step-up” in basis of assets that were transferred between wholly-owned subsidiaries in prior years. Retained earnings (accumulated deficit) in the guarantor and non-guarantor columns were adjusted by the same amounts, reflecting the reduction of the associated accumulated gains that were reported in 2004 and the prior years. Adjustments were also made to reduce the corresponding amounts in the eliminations column. These adjustments had no impact on the consolidated totals. The Company will correct the presentation of the 2004 statement of operations to eliminate the gain in the guarantor and non-guarantor columns in that period in its 2006 Annual Report on Form 10-K.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)

	September 30, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$57,278	$11,927	$15,764	$—	$84,969
Marketable securities	85,380	2,000	—	—	87,380
Accounts and notes receivable, net	50,711	153,359	40,663	(116,310)	128,423
Rig materials and supplies	—	5,043	8,550	—	13,593
Deferred costs	—	3,107	330	—	3,437
Other current assets	15,555	48,920	844	25	65,344

Total current assets	208,924	224,356	66,151	(116,285)	383,146

Property, plant and equipment, net	134	367,735	28,645	122	396,636

Assets held for sale	—	—	—	—	—

Goodwill	—	100,315	—	—	100,315

Investment in subsidiaries and intercompany advances	653,562	796,458	20,918	(1,470,938)	—

Other noncurrent assets	7,450	12,691	634	—	20,775

Total assets	$870,070	$1,501,555	$116,348	$(1,587,101)	$900,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$49,839	$193,814	$50,116	$(159,163)	$134,606
Accrued income taxes	(5,504)	10,118	502	—	5,116

Total current liabilities	44,335	203,932	50,618	(159,163)	139,722

Long-term debt	329,529	—	—	—	329,529
Other long-term liabilities	3,376	6,674	3,283	40	13,373
Intercompany payables	74,582	572,521	4,778	(651,881)	—

Stockholders’ equity:
Common stock	18,144	39,899	21,251	(61,150)	18,144
Capital in excess of par value	564,646	977,632	34,224	(1,011,856)	564,646
Retained earnings (accumulated deficit)	(164,542)	(299,103)	2,194	296,909	(164,542)

Total stockholders’ equity	418,248	718,428	57,669	(776,097)	418,248

Total liabilities and stockholders’ equity	$870,070	$1,501,555	$116,348	$(1,587,101)	$900,872

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)

	December 31, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSET
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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)

	Three Months Ended September 30, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Drilling and rental revenues	$—	$129,174	$27,156	$(9,547)	$146,783

Drilling and rental operating expenses	—	68,440	26,680	(9,547)	85,573
Depreciation and amortization	—	15,994	999	—	16,993

Drilling and rental operating income (loss)	—	44,740	(523)	—	44,217

General and administration expense (1)	(42)	(7,946)	(4)	—	(7,992)
Gain on disposition of assets, net	—	4,319	9	—	4,328

Total operating income (loss)	(42)	41,113	(518)	—	40,553

Other income and (expense):
Interest expense	(9,105)	(11,790)	(387)	13,359	(7,923)
Changes in fair value of derivative positions	(1,029)	—	—	—	(1,029)
Interest income	12,988	2,014	878	(13,359)	2,521
Loss on extinguishment of debt	(1,910)	—	—	—	(1,910)
Minority interest	—	—	(304)	—	(304)
Other	(2)	(52)	(42)	—	(96)
Equity in net earnings of subsidiaries	32,563	—	—	(32,563)	—

Total other income and (expense)	33,505	(9,828)	145	(32,563)	(8,741)

Income (loss) before income taxes	33,463	31,285	(373)	(32,563)	31,812

Income tax expense (benefit)
Current	1,714	(1,949)	1,401	—	1,166
Deferred	13,110	(1,264)	161	—	12,007

Income tax expense (benefit)	14,824	(3,213)	1,562	—	13,173

Net income (loss)	$18,639	$34,498	$(1,935)	$(32,563)	$18,639

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Drilling and rental revenues	$—	$97,514	$40,575	$(10,184)	$127,905

Drilling and rental operating expenses	—	48,801	40,049	(10,173)	78,677
Depreciation and amortization	—	15,620	943	—	16,563

Drilling and rental operating income (loss)	—	33,093	(417)	(11)	32,665

General and administration expense (1)	(44)	(6,396)	(3)	—	(6,443)
Provision for reduction in carrying value of certain assets	(2,300)	—	—	—	(2,300)
Gain on disposition of assets, net	—	5,930	13	—	5,943

Total operating income (loss)	(2,344)	32,627	(407)	(11)	29,865

Other income and (expense):
Interest expense	(11,015)	(12,161)	(637)	13,988	(9,825)
Changes in fair value of derivative positions	1,457	—	—	—	1,457
Interest income	11,450	2,185	879	(13,988)	526
Loss on extinguishment of debt	(1,901)	—	—	—	(1,901)
Minority interest	—	—	148	—	148
Other	(34)	(23)	14	11	(32)
Equity in net earnings of subsidiaries	21,455	—	—	(21,455)	—

Total other income and (expense)	21,412	(9,999)	404	(21,444)	(9,627)

Income (loss) before income taxes	19,068	22,628	(3)	(21,455)	20,238

Income tax expense (benefit)	1,001	2,437	(1,273)	—	2,165

Income (loss) from continuing operations	18,067	20,191	1,270	(21,455)	18,073

Discontinued operations	—	(6)	—	—	(6)

Net income (loss)	$18,067	$20,185	$1,270	$(21,455)	$18,067

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)

	Nine Months Ended September 30, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Drilling and rental revenues	$—	$377,364	$98,457	$(35,716)	$440,105

Drilling and rental operating expenses	—	199,006	100,232	(35,716)	263,522
Depreciation and amortization	—	48,656	3,009	—	51,665

Drilling and rental operating income	—	129,702	(4,784)	—	124,918

General and administration expense(1)	(124)	(23,123)	(14)	—	(23,261)
Gain (loss) on disposition of assets, net	(6)	6,835	72	—	6,901

Total operating income (loss)	(130)	113,414	(4,726)	—	108,558

Other income and (expense):
Interest expense	(28,770)	(35,389)	(1,342)	40,278	(25,223)
Changes in fair value of derivative positions	166	—	—	—	166
Interest income	37,656	6,043	2,545	(40,278)	5,966
Loss on extinguishment of debt	(1,912)	—	—	—	(1,912)
Minority interest	—	—	(1,224)	—	(1,224)
Other	9	(158)	39	—	(110)
Equity in net earnings of subsidiaries	72,667	—	—	(72,667)	—

Total other income and (expense)	79,816	(29,504)	18	(72,667)	(22,337)

Income (loss) before income taxes	79,686	83,910	(4,708)	(72,667)	86,221

Income tax expense (benefit):
Current	2,737	4,652	3,303	—	10,692
Deferred	33,091	(1,726)	306	—	31,671

Income tax expense	35,828	2,926	3,609	—	42,363

Net income (loss)	$43,858	$80,984	$(8,317)	$(72,667)	$43,858

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)

	Nine Months Ended September 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Drilling and rental revenues	$—	$286,956	$112,058	$(16,912)	$382,102

Drilling and rental operating expenses	—	153,014	108,437	(16,912)	244,539
Depreciation and amortization	—	47,708	2,877	—	50,585

Drilling and rental operating income	—	86,234	744	—	86,978

General and administration expense(1)	(128)	(19,688)	(3)	—	(19,819)
Provision for reduction in carrying value of certain assets	(2,300)	—	—	—	(2,300)
Gain on disposition of assets, net	—	21,872	521	—	22,393

Total operating income (loss)	(2,428)	88,418	1,262	—	87,252

Other income and (expense):
Interest expense	(35,213)	(36,788)	(2,089)	42,450	(31,640)
Changes in fair value of derivative positions	1,526	—	—	—	1,526
Interest income	34,933	6,455	2,376	(42,450)	1,314
Loss on extinguishment of debt	(6,628)	—	—	—	(6,628)
Minority interest	—	—	1,438	—	1,438
Other	(655)	(37)	38	—	(654)
Equity in net earnings of subsidiaries	52,064	—	—	(52,064)	—

Total other income and (expense)	46,027	(30,370)	1,763	(52,064)	(34,644)

Income (loss) before income taxes	43,599	58,048	3,025	(52,064)	52,608

Income tax expense	1,423	7,921	1,159	—	10,503

Income (loss) from continuing operations	42,176	50,127	1,866	(52,064)	42,105

Discontinued operations	—	71	—	—	71

Net income (loss)	$42,176	$50,198	$1,866	$(52,064)	$42,176

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended September 30, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$43,858	$80,984	$(8,317)	$(72,667)	$43,858
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	48,656	3,009	—	51,665
Loss (gain) on disposition of assets	6	(6,835)	(72)	—	(6,901)
Deferred tax expense (benefit)	33,091	(1,726)	306	—	31,671
Expenses not requiring cash	6,637	3,757	—	—	10,394
Equity in net earnings of subsidiaries	(72,667)	—	—	72,667	—
Change in operating assets and liabilities	(765)	(21,955)	2,795	—	(19,925)

Net cash provide by (used in) operating activities	10,160	102,881	(2,279)	—	110,762

Cash flows from investing activities:
Capital expenditures	—	(126,285)	(2,738)	—	(129,023)
Proceeds from the sale of assets	(6)	47,638	1,660	—	49,292
Proceeds from insurance settlements	—	4,431	—	—	4,431
Purchase of marketable securities	(194,120)	(2,000)	—	—	(196,120)
Proceeds from sale of marketable securities	124,740	2,000	—	—	126,740

Net cash used in investing activities	(69,386)	(74,216)	(1,078)	—	(144,680)

Cash flows from financing activities:
Principal payments under debt obligations	(50,000)	—	—	—	(50,000)
Proceeds from common stock offering	99,947	—	—	—	99,947
Proceeds from stock options exercised	6,675	—	—	—	6,675
Excess tax benefit from stock-based compensation	2,089	—	—	—	2,089
Intercompany advances, net	25,815	(27,883)	2,068	—	—

Net cash provided by (used in) financing activities	84,526	(27,883)	2,068	—	58,711

Net increase (decrease) in cash and cash equivalents	25,300	782	(1,289)	—	24,793

Cash and cash equivalents at beginning of year	31,978	11,145	17,053	—	60,176

Cash and cash equivalents at end of period	$57,278	$11,927	$15,764	$—	$84,969

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended September 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$42,176	$50,198	$1,866	$(52,064)	$42,176
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	47,708	2,877	—	50,585
Gain on disposition of assets	—	(21,843)	(521)	—	(22,364)
Provision for reduction in carrying value of certain assets	2,300				2,300
Expenses not requiring cash	3,782	900	—	—	4,682
Equity in net earnings of subsidiaries	(52,064)	—	—	52,064	—
Change in operating assets and liabilities	(16,686)	17,645	5,838	—	6,797

Net cash provided by (used in) operating activities	(20,492)	94,608	10,060	—	84,176

Cash flows from investing activities:
Capital expenditures	—	(39,645)	(4,824)	—	(44,469)
Proceeds from the sale of assets	—	57,299	2,914	—	60,213
Proceeds from insurance settlements		7,548			7,548

Net cash provided by (used in) investing activities	—	25,202	(1,910)	—	23,292

Cash flows from financing activities:
Proceeds from issuance of debt	55,500				55,500
Principal payments under debt obligations	(120,024)	—	—	—	(120,024)
Proceeds from stock options exercised	4,489	—	—	—	4,489
Intercompany advances, net	122,276	(118,903)	(3,373)	—	—

Net cash provided by (used in) financing activities	62,241	(118,903)	(3,373)	—	(60,035)

Net increase in cash and cash equivalents	41,749	907	4,777	—	47,433

Cash and cash equivalents at beginning of year	16,677	7,938	19,652	—	44,267

Cash and cash equivalents at end of period	$58,426	$8,845	$24,429	$—	$91,700

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Parker Drilling Company
     We have reviewed the accompanying consolidated condensed balance sheet of Parker Drilling Company and subsidiaries as of September 30, 2006 and the related consolidated condensed statements of operations for the three and nine month periods ended September 30, 2006 and 2005 and the consolidated condensed statements of cash flows for the nine month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
November 8, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Form 10-Q, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:
•	stability of prices and demand for oil and natural gas;

•	levels of oil and natural gas exploration and production activities;

•	demand for contract drilling and drilling related services and demand for rental tools;

•	our future operating results and profitability;

•	our future rig utilization, dayrates and rental tools activity;

•	entering into new, or extending existing, drilling contracts and our expectations concerning when our rigs will commence operations under such contracts;

•	growth through acquisitions of companies or assets;

•	entering into joint venture agreements with local companies;

•	our future capital expenditures and investments in the acquisition and refurbishment of rigs and equipment;

•	our future liquidity;

•	availability and sources of funds to reduce our debt and expectations of when debt will be reduced;

•	the outcome of pending and future legal proceedings, tax assessments and other claims;

•	our recovery of insurance proceeds with respect to any damages to our assets;

•	the availability of insurance coverage for pending or future claims;

•	the enforceability of contractual indemnification in relation to pending or future claims;

•	compliance with covenants under our senior credit facility and indentures for our senior notes; and

•	expansion and growth of our operations.
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
OUTLOOK AND OVERVIEW
     Results for the third quarter of 2006 reflected the continued increase in dayrates and stable utilization in our U.S. drilling operations and high demand for our rental tools business. Sustained energy demand have kept domestic drilling activity at peak levels, allowing us to generate strong results as we transition our longer-term international contracts to current market prices. During the third quarter, we recommitted five land rigs to new contracts at significantly higher dayrates. These contracts should be on line to contribute during the fourth quarter and throughout 2007.
     Two of our new 2,000 HP rigs under construction are scheduled to mobilize in the fourth quarter for their three-year contracts for Sonatrach in Algeria and are expected to be generating revenue in the first quarter of 2007. Our new, ultra deep drilling barge (Rig 77) is expected to spud as early as December 2006.
     In the U.S. Gulf of Mexico, dayrates for drilling barges rose for the thirteenth consecutive quarter and more than offset a slight decline in utilization of U.S. assets due to shipyard time for barge upgrades and scheduled maintenance. There is a continuing backlog for our barge rigs, with eight of our drilling barges, including Rig 77, secured under term contracts. We currently anticipate these market conditions to continue well into 2007.
     Our rental tools business had yet another record quarter, spurred in part by our 2006 capital expansion focused on additional rental tool inventory, new customers and increased market penetration. Our new 48,000 square-foot facility in East Texas remains on schedule to open in early 2007 and will serve East Texas, Oklahoma and Arkansas markets.
     In our international operations, market conditions are giving us the ability to secure new long-term commitments for existing and new-build rigs. We have entered into new contracts at significantly increased dayrates for four of the seven land rigs that formerly operated in Mexico. Two have long-term commitments in Colombia, one of which began generating revenue in late October 2006. The second rig has mobilized and is expected to begin operations in late November. Two of the rigs have long-term commitments for work in the U.S. land market, one of which began drilling in July, with the second rigging up for operation by late November 2006. The remaining rigs are currently being marketed and expected to return to work in the fourth quarter and into 2007 at significantly higher dayrates.
     In our CIS region, Rig 236 began mobilizing to Kazakhstan in the third quarter under a one-year contract. The final rig under our Tengizchevroil (“TCO”) contract was released in October as contract wells were completed ahead of schedule. Numerous projects are pending, however, in Kazakhstan, Russia and throughout the region. Our two five-year operations and maintenance (“O&M”) projects on Sakhalin Island in Russia have continued at full operation throughout 2006.
     In our Asia Pacific region, six of nine land rigs operated all quarter, with an additional two rigs in Indonesia in operation during parts of the third quarter. We also have four O&M contracts on contractor-owned rigs. In New Zealand, all three of our rigs operated for the whole quarter, with one rig released in mid-October that is expected to return to work in the near future. Operations in Papua New Guinea remain strong, with both of our rigs under new contracts that extend through 2007.
     In our Africa Middle East region, in addition to the new rigs being constructed for Algeria, we completed the sale of our Nigerian barge rigs in early August. The four rigs under construction for our Saudi Arabia project are scheduled for mobilization in the first quarter of 2007 and will begin operation under contract with Saudi Aramco at various times throughout 2007.
     At September 30, 2006 we had approximately $172.3 million in cash, cash equivalents and marketable securities. We have spent $129.0 million on capital expenditures through September 30, 2006. We expect to spend another $90.0 million during the fourth quarter of 2006 on capital projects currently under way, although these expenditures may carryover into 2007. The additional expenditures will be funded through cash flows from operations and existing cash.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005
     We recorded net income of $18.6 million for the three months ended September 30, 2006, as compared to net income of $18.1 million for the three months ended September 30, 2005. Drilling and rental operating income was $44.2 million for the three months ended September 30, 2006 as compared to $32.7 million for the three months ended September 30, 2005. Gain on disposition of assets for the current quarter was $4.3 million as compared to $5.9 million in the comparable quarter in 2005.
     The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended September 30,
	2006		2005
	(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$52,347	36%	$33,863	26%
International drilling	61,605	42%	70,114	55%
Rental tools	32,831	22%	23,928	19%

Total drilling and rental revenues	$146,783	100%	$127,905	100%

Drilling and rental operating income:
U.S. drilling gross margin(1)	$31,403	60%	$18,685	55%
International drilling gross margin(1)	9,325	15%	16,967	24%
Rental tools gross margin(1)	20,482	62%	13,576	57%
Depreciation and amortization	(16,993)		(16,563)

Total drilling and rental operating income(2)	44,217		32,665

General and administration expense	(7,992)		(6,443)
Provision for reduction in carrying value of certain assets	—		(2,300)
Gain on disposition of assets, net	4,328		5,943

Total operating income	$40,553		$29,865

(1)	Drilling and rental gross margins are computed as drilling and rental revenues less direct drilling and rental operating expenses, excluding depreciation and amortization expense; drilling and rental gross margin percentages are computed as drilling and rental gross margin as a percent of drilling and rental revenues. The gross margin amounts and gross margin percentages should not be used as a substitute for those amounts reported under GAAP. However, we monitor our business segments based on several criteria, including drilling and rental gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

		International
	U.S. Drilling	Drilling	Rental Tools
	(Dollars in Thousands)
Three Months Ended September 30, 2006
Drilling and rental operating income(2)	$24,755	$3,674	$15,788
Depreciation and amortization	6,648	5,651	4,694

Drilling and rental gross margin	$31,403	$9,325	$20,482

Three Months Ended September 30, 2005
Drilling and rental operating income(2)	$13,681	$9,682	$9,302
Depreciation and amortization	5,004	7,285	4,274

Drilling and rental gross margin	$18,685	$16,967	$13,576

(2)	Drilling and rental operating income — drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.

RESULTS OF OPERATIONS (continued)
U.S. Drilling Segment
     Revenues for the U.S. drilling segment, which consists of 19 barge rigs and 1 land rig during the three months ended September 30, 2006, increased $18.5 million to $52.3 million as compared to the three months ended September 30, 2005. The increased revenues were primarily due to higher dayrates for drilling and workover barges and addition of Rig 122 on Padre Island, Texas, which previously worked in Mexico. These increases were offset slightly by fewer operating days primarily for Rigs 50 and 54, which were undergoing scheduled preventive maintenance and upgrades.
     As a result of approximately 60 percent higher dayrates and effective operating cost controls, gross margins in the U.S. drilling segment increased $12.7 million to $31.4 million. Gross margin percentage increased from 55 percent during the third quarter of 2005 to 60 percent during the third quarter of 2006.
International Drilling Segment
     International drilling revenues decreased $8.5 million to $61.6 million during the third quarter of 2006 as compared to the third quarter of 2005. Of this decrease, $6.4 million related to international land drilling revenues and $2.1 million to revenues from offshore operations. The decline in land revenues relates primarily to completion of our Mexico contracts and release of rigs under our Tengizchevroil (“TCO”) contract in Kazakhstan due to early completion of wells.
     Overall, land revenues in the CIS decreased by $1.8 million due to the TCO contract decline ($5.7 million) and to the release of our three rigs in Turkmenistan ($2.3 million) during the quarter. Revenues in all other areas in the CIS region increased by $6.2 million. In Russia we had a $2.7 million increase in revenues related to the Orlan O&M contract which was not fully operational until September 2005 and a $2.4 million increase on our Rig 262 O&M contract due to higher dayrates and additional services provided to our customer. In the Karachaganak area of Kazakhstan, revenues increased by $1.2 million as a result of higher dayrates and the addition of Rig 107 (which was released in late December 2005 from the TCO contract) which spud in Karachaganak at the end of March.
     In our Asia Pacific region, revenues increased by $7.4 million to $21.1 million for the third quarter of 2006. The increase in Papua New Guinea of $4.3 million is the result of full operations under two O&M contracts during the entire third quarter in 2006, whereas they were operating at reduced maintenance rates in the third quarter of 2005 with full O&M operations not commencing until the third quarter of 2005. Also contributing to the increase was a dayrate increase on Rig 226 and a third O&M contract that began in June. Revenues in Bangladesh increased $2.6 million due to Rig 225 commencing operations in early 2006. Revenues in New Zealand increased $0.7 million as Rig 188 was mobilized under its new contract in early July.
     Gross margin for international land operations decreased by $7.2 million, due primarily to the transitioning out of Mexico, TCO completion of drilling operations, the release of rigs in Turkmenistan, and shifting of Rig 122 revenue to U.S. operations, which offset increases from other operations. In the CIS region, our Rig 262 O&M contract gross margin increased by $0.4 million as we earned higher dayrates and provided additional services. Gross margin also increased $0.5 million on our Orlan platform O&M contract as we had full operation in the third quarter of 2006 versus commissioning phase status in the third quarter of 2005.
     International offshore revenues declined $2.1 million to $13.5 million during the third quarter of 2006 as compared to the third quarter of 2005. This decrease was due primarily to force majeure rates for our Nigerian operations as we had been evacuated from the rigs due to violence in the area for most of the year, prior to the sale of the rigs in the third quarter of 2006, versus operating rates that were in effect in 2005. Revenues for Rig 53 in Mexico increased $0.7 million due to higher dayrates. Gross margins for international offshore operations decreased $0.4 million as a result of the costs for the closing down of our Nigerian operations.

RESULTS OF OPERATIONS (continued)
Rental Tools Segment
     Rental tools revenues increased $8.9 million to $32.8 million during the third quarter of 2006 as compared to the third quarter of 2005. The increase was due primarily to an increase in our Texas operations of $5.2 million, $1.9 million from our Wyoming operations and $2.1 million from our New Iberia, Louisiana operations.
     Revenues increased primarily due to higher demand and higher rental tool sales. Rental tools gross margins increased $6.9 million to $20.5 million for the current quarter as compared to the third quarter of 2005. Gross margin percentage increased to 62 percent in the current quarter as compared to 57 percent in the comparable period in 2005.
Other Financial Data
     Gain on asset dispositions was down by $1.6 million, due to the gain on the sale of the three remaining rigs in Latin America in the third quarter of 2005 as compared to the gain on the sale of two rigs in Nigeria in 2006 and on insurance proceeds relating to Rig 57 damages sustained in 2005. Interest expense declined $1.9 million in the third quarter of 2006 as compared to the third quarter of 2005 due to lower outstanding debt and capitalization of $1.0 million in interest on rig construction projects in 2006. Interest income increased $2.0 million due to a higher cash balance in the third quarter of 2006 as compared to 2005, as a result of proceeds from our stock offering in January 2006, higher cash flow from operations, and higher interest rates. General and administration expense increased approximately $1.6 million to $8.0 million during the third quarter of 2006. The increase is attributable primarily to higher payroll-related costs.
     In 2004, we entered into two variable-to-fixed interest rate swap agreements, which are still outstanding. The swap agreements do not qualify for hedge accounting and accordingly, we are reporting the mark-to-market change in the fair value of the interest rate derivatives currently in earnings. For the three months ended September 30, 2006, we recognized a $1.0 million decrease in the fair value of the derivative positions and for the three months ended September 30, 2005 we recognized a $1.5 million increase in the fair value of the derivative positions. For additional information see Note 8 in the notes to the unaudited consolidated condensed financial statements.
     Income tax expense was $13.2 million for the third quarter of 2006 as compared to $2.2 million for the third quarter of 2005. The $11.0 million increase in taxes during the third quarter of 2006 was due primarily to the impact of deferred tax. Net deferred tax expense was not reported during the third quarter of 2005 as the expense from utilizing the NOL carryforward was offset by the release of the NOL valuation allowance. During the fourth quarter of 2005, we recognized a deferred tax benefit in earnings that fully eliminated our valuation allowance for our federal NOL carryforward. As a result of this accounting treatment, we recognized deferred tax expense in 2006 as the federal NOL carryforward was utilized.
Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005
     We recorded net income of $43.9 million for the nine months ended September 30, 2006, as compared to net income of $42.2 million for the nine months ended September 30, 2005. Drilling and rental operating income was $124.9 million for the nine months ended September 30, 2006, as compared to $87.0 million for the nine months ended September 30, 2005. Gain on disposition of assets was $6.9 million for the 2006 period as compared to $22.4 million for the 2005 period.

RESULTS OF OPERATIONS (continued)
     The following is an analysis of our operating results for the comparable periods:

	Nine Months Ended September 30,
	2006		2005
	(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$135,297	31%	$92,090	24%
International drilling	214,407	49%	220,587	58%
Rental tools	90,401	20%	69,425	18%

Total drilling and rental revenues	$440,105	100%	$382,102	100%

Drilling and rental operating income:
U.S. drilling gross margin(1)	$77,069	57%	$43,686	47%
International drilling gross margin(1)	42,901	20%	51,940	24%
Rental tools gross margin(1)	56,613	63%	41,937	60%
Depreciation and amortization	(51,665)		(50,585)

Total drilling and rental operating income(2)	124,918		86,978

General and administration expense	(23,261)		(19,819)
Provision for reduction in carrying value of certain assets	—		(2,300)
Gain on disposition of assets, net	6,901		22,393

Total operating income	$108,558		$87,252

(1)	Drilling and rental gross margins are computed as drilling and rental revenues less direct drilling and rental operating expenses, excluding depreciation and amortization expense; drilling and rental gross margin percentages are computed as drilling and rental gross margin as a percent of drilling and rental revenues. The gross margin amounts and gross margin percentages should not be used as a substitute for those amounts reported under GAAP. However, we monitor our business segments based on several criteria, including drilling and rental gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

		International
	U.S. Drilling	Drilling	Rental Tools
	(Dollars in Thousands)
Nine Months Ended September 30, 2006
Drilling and rental operating income(2)	$59,822	$22,654	$42,442
Depreciation and amortization	17,247	20,247	14,171

Drilling and rental gross margin	$77,069	$42,901	$56,613

Nine Months Ended September 30, 2005
Drilling and rental operating income(2)	$29,042	$28,120	$29,816
Depreciation and amortization	14,644	23,820	12,121

Drilling and rental gross margin	$43,686	$51,940	$41,937

(2)	Drilling and rental operating income — drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.

RESULTS OF OPERATIONS (continued)
U.S. Drilling Segment
     Revenues for the U.S. drilling segment increased $43.2 million to $135.3 million as compared to the nine months ended September 30, 2005. The increased revenues were primarily due to higher dayrates, offset slightly by fewer operating days for Barge Rig 12, which was undergoing an upgrade from workover to deep drilling status until late May, and maintenance and upgrade time for Barge Rigs 54 and 50.
     As a result of approximately 54 percent higher dayrates and effective operating cost controls, gross margins in the U.S. drilling segment increased $33.4 million to $77.1 million. Gross margin percentage increased from 47 percent during the first nine months of 2005 to 57 percent during the first nine months of 2006.
International Drilling Segment
     International drilling revenues decreased $6.2 million to $214.4 million during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this decrease, $1.0 million related to lower international land drilling revenues and $5.2 million to offshore operations.
     The international land drilling revenues decrease is attributable to completion of contract wells in Mexico ($21.6 million) and reduction of operations on our TCO contract ($13.2 million) and to the sale of rigs in Colombia and Peru ($6.3 million) during the second and third quarters of 2005. These decreases were partially offset by increases in other international land regions.
     The increase in revenues of $10.1 million in our CIS region is due to increased revenues on our Orlan platform O&M contract of $16.0 million, including a reimbursable revenues increase of $7.6 million. This project was in commissioning phase during the first nine months of 2005 and has been fully operational in 2006. Revenues also increased $5.9 million on our Rig 262 Sakhalin Island O&M contract as dayrates and services provided both increased. In the Karachaganak area of Kazakhstan, revenues increased by $2.5 million due to the addition of Rig 107 in 2006, which began drilling in late March. Revenues declined $13.2 million on our TCO project as wells were completed and two rigs released, including Rig 107, which was redeployed in the Karachaganak area.
     The increase of $12.2 million in Papua New Guinea is the result of the operation of two full O&M contracts for the nine months in 2006, whereas they were labor contracts in 2005 with full O&M operations not commencing until late in the third quarter of 2005, and the addition of a third O&M contact in June 2006. Also, Rig 140 has drilled all of 2006, whereas it did not drill in 2005, and we negotiated a rate increase on Rig 226 effective June 2006. In Indonesia, increased revenues were due to higher utilization as two rigs have operated most of 2006, whereas the rigs were on reduced rates until June in 2005. Revenues in Bangladesh increased due to operation of Rig 225 in 2006. Revenues were down $2.0 million in New Zealand due primarily to lower reimbursable revenues relating to Rig 188 which was idle during the second quarter of 2006.
     Gross margin for our international land operations decreased by $9.2 million due to the completion of contracts in Mexico, decreased drilling operations at TCO, and as a result of the sale of rigs in Peru and Colombia in the second and third quarters of 2005. Gross margins on our O&M contracts in the CIS increased by $5.3 million. Gross margins increased $2.9 million in Papua New Guinea, where we had higher dayrates for Rig 226, increased contributions from O&M contracts and operation of Rig 140 in 2006.
     International offshore revenues declined $5.2 million to $41.1 million during 2006 as compared to the nine months ended September 30, 2005. This decrease was due primarily to our Rig 257 operation in the Caspian Sea, where we had a $1.8 million decline in mobilization revenue from 2005 to 2006, lower dayrates under contract extension terms in 2006 and the force majeure rates incurred on our Nigerian barge rigs during 2006.

RESULTS OF OPERATIONS (continued)
Rental Tools Segment
     Rental tools revenues increased $20.9 million to $90.4 million during the nine months ended September 30, 2006 as compared to the same period in 2005. Revenues increased at all U.S. locations.
     The revenues increased primarily due to higher demand and higher rental rates. Rental tools gross margins increased $14.7 million to $56.6 million for the current nine-month period as compared to 2005.
Other Financial Data
     Gain on disposition of assets was $6.9 million during the nine months ended September 2006, relating primarily to the final settlement and site clean up recovery of insurance proceeds related to the loss of Rig 255 in Bangladesh in June 2005, the sale of the two Nigerian barge rigs during the current quarter and on insurance proceeds relating to Rig 57 damages sustained in 2005. During the nine months ended September 30, 2005, gain on disposition of assets was $22.4 million which included the gain on the loss of Rig 255 in Bangladesh of $8.2 million and the gain on the sale of rigs in Latin America of $12.3 million. Interest expense declined $6.4 million in the nine months ended September 30, 2006 as compared to 2005 due to the capitalization of $2.0 million of interest related to new rig construction and to lower debt outstanding. Loss on extinguishment of debt declined by $4.7 million, as a result of the significant reduction of debt in 2005. Interest income increased $4.7 million due to a higher cash balance in 2006 as compared to 2005, due primarily to proceeds from the stock offering in January 2006, higher cash flow from operations, and higher interest rates. General and administration expense increased approximately $3.5 million in the first nine months of 2006 due primarily to higher payroll related costs.
     In 2004, we entered into two variable-to-fixed interest rate swap agreements, which are still outstanding. The swap agreements do not qualify for hedge accounting and accordingly, we are reporting the mark-to-market change in the fair value of the interest rate derivatives currently in earnings. For the nine months ended September 30, 2006, we recognized a $0.2 million increase in the fair value of the derivative positions and a $1.5 million increase in fair value during the first nine months of 2005. For additional information see Note 8 in the notes to the unaudited consolidated condensed financial statements.
     Income tax expense was $42.4 million for the first nine months of 2006 as compared to $10.5 million for the first nine months of 2005. The $31.9 million increase in taxes during the first nine months of 2006 was due primarily to the impact of deferred tax. Net deferred tax expense was not reported during the nine months ended 2005 as the expense from utilizing the NOL carryforward was offset by the release of the NOL valuation allowance. During the fourth quarter of 2005, we recognized a deferred tax benefit in earnings that fully eliminated our valuation allowance for our federal NOL carryforward. As a result of this accounting treatment, we recognized deferred tax expense in 2006 as the federal NOL carryforward was utilized. Current foreign tax expense for the first nine months of 2006 was $8.5 million, as compared to current foreign tax expense of $9.7 million for the first nine months of 2005.

LIQUIDITY AND CAPITAL RESOURCES
Operating Cash Flows
     As of September 30, 2006, we had cash, cash equivalents, and marketable securities of $172.3 million, an increase of $94.2 million from December 31, 2005. The primary sources of cash for the nine-month period as reflected on the consolidated condensed statements of cash flows were $110.8 million provided by operating activities, $144.7 million used in investing activities and $58.7 million provided from financing activities. Major investing activities during the nine-month period ended September 30, 2006 included proceeds of $46.0 million from the sale of two Nigeria barge rigs, a $69.4 million net investment in auction rate securities and $129.0 million for capital expenditures. Major capital expenditures for the period included $19.0 million on construction of four new 2,000 HP land rigs, $21.5 million on construction of a new ultra-deep drilling barge, $30.7 million for tubulars and other rental tools for Quail Tools and $7.4 million on the conversion of workover Barge Rig 12 to a deep drilling barge. Major financing activities for the period included $99.9 million of net proceeds on our common stock issuance in January 2006 and a $50.0 million reduction in debt, net of premium and are further detailed in subsequent paragraphs.
     As of September 30, 2005, we had cash and cash equivalents of $91.7 million, an increase of $47.4 million from December 31, 2004. The primary sources of cash for the nine month period as reflected on the consolidated condensed statements of cash flows were $84.2 million provided by operating activities and $67.8 million of proceeds from the disposition of assets. The primary uses of cash for the nine-month period ended September 30, 2005 were $44.5 million for capital expenditures and $60.0 million for financing activities. Major capital expenditures for the period included $23.3 million for tubulars and other rental tools. Our financing activities included a net reduction in debt of $64.5 million, net of premium and are further detailed in a subsequent paragraph.
Financing Activity
     On September 8, 2006 we redeemed $50.0 million face value of our Senior Floating Rate Notes pursuant to a redemption notice dated August 8, 2006 at the redemption price of 102.0 percent. Proceeds from the sale of our Nigerian barge rigs and cash on hand were used to fund the redemption.
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
     Our current $40.0 million credit facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Availability under the revolving credit facility is subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tools equipment. The credit facility calls for a borrowing base calculation only when the credit facility has outstanding loans, including letters of credit, totaling at least $25.0 million. As of September 30, 2006, there were $27.4 million in letters of credit outstanding and no loans. On March 1, 2006, an amendment was signed to eliminate the $25.0 million sub-limit for letters of credit and to give us the ability to call outstanding Senior Notes and Senior Floating Rate Notes without limitation concerning commitments, including letters of credit, under the credit facility.
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
     We had total long-term debt of $329.5 million as of September 30, 2006. The long-term debt included:
•	$100.0 million aggregate principal amount of Senior Floating Rate Notes bearing interest at a rate of LIBOR plus 4.75%, which are due September 1, 2010; and

•	$225.0 million aggregate principal amount of 9.625% Senior Notes, which are due October 1, 2013 plus an associated $4.5 million in unamortized debt premium.
     As of September 30, 2006, we had approximately $184.9 million of liquidity. This liquidity was comprised of $172.3 million of cash, cash equivalents and marketable securities on hand and $12.6 million of availability under the revolving credit facility. We do not have any unconsolidated special-purpose entities, off-balance-sheet financing arrangements or guarantees of third-party financial obligations. We have no energy or commodity contracts.

LIQUIDITY AND CAPITAL RESOURCES (continued)
Financing Activity (continued)
     The following table summarizes our future contractual cash obligations as of September 30, 2006:

		Less than			More than
	Total	1 Year	Years 2 - 3	Years 4 - 5	5 Years
	(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal(1)	$325,000	$—	$—	$100,000	$225,000
Long-term debt — interest(1)	185,493	30,311	60,623	51,246	43,313
Operating leases(2)	10,639	4,039	5,020	1,277	303
Purchase commitments(3)	51,624	51,624	—	—	—

Total contractual obligations	$572,756	$85,974	$65,643	$152,523	$268,616

Commercial commitments:
Revolving credit facility(4)	$—	$—	$—	$—	$—
Standby letters of credit(4)	27,413	27,413	—	—	—

Total commercial commitments	$27,413	$27,413	$—	$—	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.625% Senior Notes but the remaining unamortized premium of $4.5 million is not included in the contractual cash obligations schedule. A portion of the interest on the Senior Floating Rate Notes has been fixed through variable-to-fixed interest rate swap agreements. The issuer (Bank of America, N.A.) of each swap has the option to extend each swap for an additional two years at the termination of the initial swap period. For the purpose of this table, the highest interest rate currently hedged is used in calculating the interest on future floating rate periods.

(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3)	We have purchase commitments outstanding as of September 30, 2006, related to rig upgrade projects and new rig construction.

(4)	We have a $40.0 million revolving credit facility. As of September 30, 2006, no amounts have been drawn down, but $27.4 million of availability has been used to support letters of credit that have been issued, resulting in an estimated $12.6 million of availability. The revolving credit facility expires in December 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We use derivative instruments to manage risks associated with interest rate fluctuations in connection with our $100.0 million Senior Floating Rate Notes. These derivative instruments, which consist of two variable-to-fixed interest rate swaps, do not meet the hedge criteria in SFAS No. 133 and are therefore not designated as hedges. Accordingly, the change in the fair value of the interest rate swaps is recognized currently in earnings.
     As of September 30, 2006, we had the following derivative instruments outstanding related to our interest rate swaps, which are included in “Other noncurrent assets”:

Effective	Termination	Notional	Floating	Fixed	Fair
Date	Date	Amount	Rate	Rate	Value
(Dollars in Thousands)
September 1, 2005	September 2, 2008	$50,000	Three-month LIBOR plus 475 basis points	8.83%	$734
September 1, 2005	September 4, 2007	$50,000	Three-month LIBOR plus 475 basis points	8.48%	714

					$1,448

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures – We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We performed evaluations under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2006.
     Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For information regarding legal proceedings, see Note 9, “Contingencies”, in Item 1 of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.
ITEM 1A. RISK FACTORS
     There have been no material changes in risk factors involving the Company or its subsidiaries from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Form 10-Q for the quarter ended March 31, 2006.
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum Number
			of Shares Purchased	of Shares That May
			as Part of Publicly	Yet be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Date	Shares Purchased	Paid Per Share	or Programs	or Programs
September 18, 2006	661	$6.64	—	—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None

PART II. OTHER INFORMATION (continued)
ITEM 6. EXHIBITS
     (a) Exhibits: The following exhibits are filed as a part of this report:

Exhibit
Number	Description
4.1	Consent, Waiver and Release dated July 5, 2006 to the Credit Agreement dated December 20, 2004, among Parker Drilling Company, Lehman Brothers., Inc., as sole advisor and Lehman Commercial Paper, Inc., as administrative agent and the various Lenders thereto.

4.2	Consent, Waiver and Release dated October 30, 2006 to the Credit Agreement dated December 20, 2004, among Parker Drilling Company, Lehman Brothers., Inc., as sole advisor and Lehman Commercial Paper, Inc., as administrative agent and the various Lenders thereto.

4.3	First Supplemental Indenture dated as of November 8, 2006, between Parker Drilling Company and the Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee, respecting the 9.625% Senior Notes due 2013.

4.4	First Supplemental Indenture dated as of November 8, 2006, between Parker Drilling Company and the Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee, respecting the Floating Rate Senior Notes due 2010.

15	Letter re Unaudited Interim Financial Information

31.1	Section 302 Certification – Chairman, President and Chief Executive Officer

31.2	Section 302 Certification – Senior Vice President and Chief Financial Officer

32.1	Section 906 Certification – Chairman, President and Chief Executive Officer

32.2	Section 906 Certification – Senior Vice President and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2006	PARKER DRILLING COMPANY Registrant
	By:	/s/ Robert L. Parker Jr.
Robert L. Parker Jr.
Chairman, President and Chief Executive Officer

	By:	/s/ W. Kirk Brassfield
W. Kirk Brassfield
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
4.1	Consent, Waiver and Release dated July 5, 2006 to the Credit Agreement dated December 20, 2004, among Parker Drilling Company, Lehman Brothers, Inc., as sole advisor and Lehman Commercial Paper, Inc., as administrative agent and the various Lenders thereto.

4.2	Consent, Waiver and Release dated October 30, 2006 to the Credit Agreement dated December 20, 2004, among Parker Drilling Company, Lehman Brothers, Inc., as sole advisor and Lehman Commercial Paper, Inc., as administrative agent and the various Lenders thereto.

4.3	First Supplemental Indenture dated as of November 8, 2006 between Parker Drilling Company and the Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee, respecting the 9.625% Senior Notes due 2013.

4.4	First Supplemental Indenture dated as of November 8, 2006 between Parker Drilling Company and the Subsidiary Guarantors and The Bank of New York Trust Company, N.A., as Trustee, respecting Floating Rate Senior Notes due 2010.

15	Letter re Unaudited Interim Financial Information

31.1	Section 302 Certification – Chairman, President and Chief Executive Officer

31.2	Section 302 Certification – Senior Vice President and Chief Financial Officer

32.1	Section 906 Certification – Chairman, President and Chief Executive Officer

32.2	Section 906 Certification – Senior Vice President and Chief Financial Officer