Form 10-Q
period 2007-03-31
PARKER DRILLING CO /DE/
filed 2007-05-10
CIK 76321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended MARCH 31, 2007
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2007, 111,627,107 common shares were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$74,124	$92,203
Marketable securities	83,493	62,920
Accounts and notes receivable, net	123,229	112,359
Rig materials and supplies	15,957	15,000
Deferred costs	5,468	6,662
Deferred income taxes	17,307	17,307
Other current assets	25,348	11,123

Total current assets	344,926	317,574

Property, plant and equipment less accumulated depreciation and amortization of $583,849 at March 31, 2007 and $570,650 at December 31, 2006	471,077	435,473

Goodwill	100,315	100,315

Other noncurrent assets	38,445	47,939

Total assets	$954,763	$901,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$89,877	$95,226
Accrued income taxes	22,569	6,677

Total current liabilities	112,446	101,903

Long-term debt	329,206	329,368
Other long-term liabilities	65,368	10,931
Long-term deferred tax liability	10,633	—
Contingencies (Note 9)	—	—

Stockholders’ equity:
Common stock	18,369	18,220
Capital in excess of par value	570,620	568,253
Accumulated deficit	(151,879)	(127,374)

Total stockholders’ equity	437,110	459,099

Total liabilities and stockholders’ equity	$954,763	$901,301

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Drilling and rental revenues:
U.S. drilling	$61,624	$40,253
International drilling	59,674	79,830
Rental tools	29,975	27,251

Total drilling and rental revenues	151,273	147,334

Drilling and rental operating expenses:
U.S. drilling	26,761	18,259
International drilling	45,783	62,575
Rental tools	11,163	10,470
Depreciation and amortization	18,059	16,957

Total drilling and rental operating expenses	101,766	108,261

Drilling and rental operating income	49,507	39,073

General and administration expense	(5,888)	(5,702)
Gain on disposition of assets, net	16,404	448

Total operating income	60,023	33,819

Other income and (expense):
Interest expense	(6,330)	(9,101)
Changes in fair value of derivative positions	(381)	813
Interest income	1,784	1,406
Loss on extinguishment of debt	—	(2)
Minority interest	(1,000)	(964)
Other	7	(17)

Total other income and (expense)	(5,920)	(7,865)

Income before income taxes	54,103	25,954

Income tax expense:
Current	22,012	5,563
Deferred	2,097	8,933

Total income tax expense	24,109	14,496

Net income	$29,994	$11,458

Basic earnings per share:
Net income	$0.28	$0.11

Diluted earnings per share:
Net income	$0.27	$0.11

Number of common shares used in computing earnings per share:
Basic	107,743,870	104,469,893
Diluted	109,464,663	106,003,562
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$29,994	$11,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,059	16,957
Gain on disposition of assets	(16,404)	(448)
Deferred income tax expense	2,097	8,933
Expenses not requiring cash	2,796	3,156
Change in operating assets and liabilities	(2,822)	(4,375)

Net cash provided by operating activities	33,720	35,681

Cash flows from investing activities:
Capital expenditures	(52,991)	(35,940)
Proceeds from the sale of assets	21,625	958
Purchase of marketable securities	(48,675)	(43,550)
Proceeds from sale of marketable securities	28,102	61,550

Net cash used in investing activities	(51,939)	(16,982)

Cash flows from financing activities:
Principal payments under debt obligations	—	—
Proceeds from common stock offering	—	99,947
Proceeds from stock options exercised	—	6,067
Excess tax benefit from stock based compensation	140	1,741

Net cash provided by financing activities	140	107,755

Net increase (decrease) in cash and cash equivalents	(18,079)	126,454

Cash and cash equivalents at beginning of year	92,203	60,176

Cash and cash equivalents at end of period	$74,124	$186,630

Supplemental cash flow information:
Interest paid	$2,164	$3,314
Income taxes paid	$3,052	$2,487
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.	General — In the opinion of the management of Parker Drilling Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of March 31, 2007 and December 31, 2006, (2) the results of operations for the three months ended March 31, 2007 and 2006, and (3) cash flows for the three months ended March 31, 2007 and 2006. Results for the three months ended March 31, 2007 are not necessarily indicative of the results that will be realized for the year ending December 31, 2007. The financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2006.

Stock-Based Compensation —Total stock-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2007 and 2006, was $1.8 million and $1.2 million respectively, of which $1.8 million and $1.1 million, respectively, was related to restricted stock plan expense. Stock-based compensation expense is included in our consolidated condensed income statement in “General and administration expense.” Unvested stock options at December 31, 2006 and March 31, 2007 were 8,334 and zero, respectively. Total unrecognized compensation cost related to stock options granted under our plans was approximately $1,200 at December 31, 2006 and zero at March 31, 2007. The Company had 3,238,800 outstanding and exercisable stock options as of March 31, 2007, the aggregate intrinsic value of which was $4.2 million, with a weighted average exercise price of $7.57. Unvested restricted stock awards at December 31, 2006 and March 31, 2007 were 1,556,485 shares and 2,167,498 shares, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $4.8 million as of December 31, 2006 and $10.1 million as of March 31, 2007. There were 793,845 restricted shares granted (net of forfeitures) to certain officers and key employees during the three months ended March 31, 2007. The remaining unrecognized compensation cost related to unamortized restricted stock awards will be amortized over a weighted-average vesting period of approximately one year.

During the three months ended March 31, 2006 the valuation assumptions used in our Black-Scholes option pricing model to estimate the fair value of stock options granted were 16.9 percent for expected volatility, .25 years expected term, 4.23 percent risk free interest rate and there was no expected dividend yield. There were no stock options granted in the first quarter of 2007.

The tax benefit realized for the tax deductions from restricted stock vesting totaled $140,000 for the three months ended March 31, 2007, which has been reported as a financing cash inflow in the consolidated condensed statement of cash flows. No options were exercised for the three months ended March 31, 2007.

2.	Common Stock Offering – In January 2006, we issued 8,900,000 shares of common stock pursuant to a Free Writing Prospectus dated January 17, 2006 and a Prospectus Supplement dated January 18, 2006. On January 23, 2006, we realized $11.23 per share or a total of $99.9 million of net proceeds before expenses, but after underwriter discount, from the offering.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
3.	Earnings Per Share (“EPS”)

	Three Months Ended March 31, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$29,994,000	107,743,870	$0.28

Effect of dilutive securities:
Stock options and restricted stock	—	1,720,792	—

Diluted EPS:
Net income	$29,994,000	109,464,663	$0.27

	Three Months Ended March 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$11,458,000	104,469,893	$0.11

Effect of dilutive securities:
Stock options and restricted stock	—	1,533,669	—

Diluted EPS:
Net income	$11,458,000	106,003,562	$0.11

Options to purchase 2,147,000 shares of common stock with exercise prices ranging from $8.88 to $12.19 per share were outstanding during the three months ended March 31, 2007, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 524,000 shares of common stock with exercise prices ranging from $10.81 to $12.19 per share were outstanding during the three months ended March 31, 2006, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
4.	Business Segments – The primary services we provide are as follows: U.S. drilling, international drilling and rental tools. Information regarding our operations by industry segment for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$61,624	$40,253
International drilling	59,674	79,830
Rental tools	29,975	27,251

Total drilling and rental revenues	$151,273	$147,334

Drilling and rental operating income:
U.S. drilling	$27,474	$16,937
International drilling	8,260	9,950
Rental tools	13,773	12,186

Total drilling and rental operating income	49,507	39,073

General and administration expense	(5,888)	(5,702)
Gain on disposition of assets, net	16,404	448

Total operating income	60,023	33,819

Interest expense	(6,330)	(9,101)
Changes in fair value of derivative positions	(381)	813
Loss on extinguishment of debt	—	(2)
Other	791	425

Income before income taxes	$54,103	$25,954

5.	Disposition of Assets – During the first quarter of 2007 we sold workover barge Rigs 9 and 26 for proceeds of approximately $20.5 million resulting in a recognized gain of $15.1 million. These two rigs were classified as assets held for sale as of December 31, 2006.

6.	Accounting for Uncertainty in Income Taxes – In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This accounting statement prescribes financial statement recognition threshold and measurement criteria for tax positions taken or expected to be taken in tax returns.

The Company adopted FIN 48 effective January 1, 2007. As a result, the Company has increased its liability by $54.5 million for unrecognized tax amounts related to various federal, state and international tax matters. Included in this amount is $35.1 million of tax positions, that, if recognized, would have impacted the Company’s effective tax rate. The recognition of this liability is required under FIN 48 because of the uncertainty regarding the ultimate outcome of certain tax positions. Although the Company’s position regarding the ultimate outcome of these matters is unchanged, the Company is now required to record a liability at a lower threshold across the Company’s worldwide operations. The Company has accounted for the entire $54.5 million as a reduction to the January 1, 2007 balance of retained earnings.

Of the $54.5 million referred to above, $49 million is related to Kazakhstan. For a complete overview of this issue, see Kazakhstan Tax Claims in Note 10.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
Accounting for Uncertainty in Income Taxes (continued)

The Company has classified currency fluctuations, interest and penalties as a component of tax expense. On January 1, 2007, we recorded approximately $41.3 million for interest and penalties related to uncertain tax positions. During the three months ended March 31, 2007, the Company recognized an additional liability of approximately $1.9 million, comprising of currency fluctuations, interest and a release of a previously recognized liability. The Company does not expect that the unrecognized tax amounts will change significantly within the next twelve months.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business our returns are subject to examination by taxing authorities throughout the world.

7.	Income Tax Expense – Income tax expense was $24.1 million for the first quarter of 2007, as compared to income tax expense of $14.5 million for the first quarter of 2006. The $9.6 million increase in taxes was due primarily to the impact of the gain recognized upon the sale of the two workover barge rigs, the inclusion of FIN 48 (described in Note 6) and the increase in operating income primarily from U.S. operations.

8.	Long-Term Debt

	March 31, 2007	December 31, 2006
	(Dollars in Thousands)
Senior Notes:
Interest rate floating (LIBOR + 4.75%), due 2010	$100,000	$100,000
Interest rate 9.625%, due 2013	229,206	229,368

Total debt	329,206	329,368
Less current portion	—	—

Total long-term debt	$329,206	$329,368

Our current $40.0 million credit facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Availability under the revolving credit facility is subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tools equipment. The credit facility calls for a borrowing base calculation only when the credit facility has outstanding loans, including letters of credit, totaling at least $25.0 million. As of March 31, 2007, there were $21.1 million in letters of credit outstanding and no loans. On March 1, 2006, an amendment was signed to eliminate the $25.0 million sub-limit for letters of credit and to give us the ability to prepay outstanding Senior Notes and Senior Floating Rate Notes without limitation concerning commitments under the credit facility.

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

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
Derivative Instruments (continued)

As of March 31, 2007, we had the following derivative instruments outstanding related to our interest rate swaps, which are included in “Other current assets” and “Other noncurrent assets” as determined by their termination dates:

Effective	Termination	Notional	Floating	Fixed	Fair
Date	Date	Amount	Rate	Rate	Value
(Dollars in Thousands)
September 1, 2005	September 2, 2008	$50,000	Three-month LIBOR plus 475 basis points	8.83%	$543
September 1, 2005	September 4, 2007	$50,000	Three-month LIBOR plus 475 basis points	8.48%	398

					$941

10.	Contingencies

Kazakhstan Tax Claims

On October 12, 2005, the Kazakhstan Branch (“PKD Kazakhstan”) of Parker Drilling Company International Limited (“PDCIL”) received an Act of Tax Audit from the Ministry of Finance of Kazakhstan (“MinFin”) assessing PKD Kazakhstan an amount of KZT (Kazakhstan Tenge) 14.9 billion (approximately $115.1 million). Approximately KZT 7.5 billion or $58.3 million was assessed for import Value Added Tax (“VAT”), administrative fines and interest on equipment imported to perform the drilling contracts (the “VAT Assessment”) and approximately KZT 7.4 billion or $56.8 million for corporate income tax, individual income tax and social tax, administrative fines and interest in connection with the reimbursements received from the client for the upgrade of barge Rig 257 and other issues (the “Income Tax Assessment”).

The VAT and Income Tax Assessment were both appealed to the Astana City Court and on April 6, 2006, the Astana City Court issued an opinion in favor of PKD Kazakhstan on the Income Tax Assessment and in favor of MinFin on the VAT Assessment, but reduced the amount of the VAT Assessment. MinFin and PKD Kazakhstan both appealed the decision of the Astana City Court to the Civil Panel of the Supreme Court of Kazakhstan. On May 24, 2006, the Civil Panel of the Supreme Court issued a decision upholding the ruling of the Astana City Court on the VAT Assessment. Consistent with its contractual obligations, on November 20, 2006, the client advanced the actual amount of the VAT Assessment and this amount has been remitted to MinFin. The client has also contractually agreed to reimburse PKD Kazakhstan for any incremental income taxes that PKD Kazakhstan incurs from the reimbursement of this VAT Assessment

Contrary to two previous rulings on this precise issue, the May 24, 2006, ruling of the Civil Panel of the Supreme Court affirmed the Income Tax Assessment. PKD Kazakhstan immediately made application for a stay of execution of the ruling, based on the fact that the Supreme Court has decided this issue in favor of PKD Kazakhstan on two previous occasions and because the decision is inconsistent with the US-Kazakhstan tax treaty, and also requested that the five-member supervisory panel of the Supreme Court grant a supervisory review of the decision. On May 30, 2006, the Supreme Court granted a stay of execution of the decision pending a determination of the five-member panel of the Supreme Court whether or not to grant supervisory review of the decision.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
Contingencies (continued)

The Supreme Court repeatedly postponed a decision on the issue of supervisory review, which postponement was apparently granted to allow the Competent Authority from the U.S. and Kazakhstan to address this matter. Competent Authority review is a tax treaty procedure to resolve disputes as to which country may tax income covered under the treaty. In response to the petition initiated by PKD Kazakhstan and pursuant to the Mutual Agreement Procedures of the U.S.-Kazakhstan Tax Treaty, the Competent Authority of the U.S. IRS Treaty Division and MinFin held meetings in Astana, Kazakhstan, on March 21 and 22, 2007, to address the treaty issues. The respective Competent Authorities were unable to achieve mutual agreement as to which country may tax the income in issue under the tax treaty.

On April 12, 2007, the Supreme Court determined that the May 24, 2006, ruling of the Supreme Court should be reviewed by a five member supervisory panel of the Supreme Court because there was doubt as to the lawfulness and validity of the May 24, 2006 ruling. In its ruling sending the case to the supervisory panel, the Supreme Court cited examples of how the May 24, 2006, ruling had wrongfully applied certain provisions of the Kazakhstan Tax Code, had relied upon irrelevant evidence and had not taken into account the double taxation provisions of the US-Kazakhstan Tax Treaty. Based on previous rulings of the Supreme Court in favor of PKD Kazakhstan, the recent ruling subjecting the latest Supreme Court decision to supervisory review and the provisions of the tax treaty, the Company has a substantial basis to believe the May 24, 2006, decision will not be upheld.

The accounting treatment of this pending tax matter under the new FIN 48 interpretation is addressed in Note 6.

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
Contingencies (continued)

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact on its Consolidated Financial Statements, if any, of the adoption of SFAS No. 159.

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

The non-guarantor subsidiaries are AralParker (a Kazakhstan closed joint stock company, owned 80 percent by Parker Drilling (Kazakstan), Ltd. and 20 percent by Aralnedra, CJSC), Casuarina Limited (a wholly-owned captive insurance company), KDN Drilling Limited, Mallard Drilling of South America, Inc., Mallard Drilling of Venezuela, Inc., Parker Drilling Investment Company, Parker Drilling (Nigeria) Limited, Parker Drilling Company (Bolivia) S.A., Parker Drilling Company Kuwait Limited, Parker Drilling Company Limited (Bahamas), Parker Drilling Company of New Zealand Limited, Parker Drilling Company of Sakhalin, Parker Drilling de Mexico, S. de R.L. de C.V., Parker Drilling International of New Zealand Limited, Parker Drilling Tengiz, Ltd., PD Servicios Integrales, S. de R.L. de C.V., PKD Sales Corporation, Parker SMNG Drilling Limited Liability Company (owned 50 percent by Parker Drilling Company International, LLC), Parker Drilling Asia Pacific, LLC, Parker Drilling Kazakhstan B.V., Parker Drilling Netherlands B.V., Parker Drilling International B.V., Parker Drilling Offshore B.V., Parker Drilling Overseas B.V., Parker Drilling Russia B.V., Parker Drilling Dutch B.V., Parker Drilling AME Limited, Parker Drillsource, LLC, Parker 3source, LLC, Parker Enex, LLC, Parker Hungary Rig Holdings Limited Liability Company, Parker 5272, LLC, Parker Drilling Spain Rig Services S.L., Parker Cyprus Leasing Limited, Parker Cyprus Ventures Limited, PD International Holdings C.V., PD Dutch Holdings C.V., PD Offshore Holdings C.V. and PD Selective Holdings, C.V. We are providing unaudited consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006. The condensed consolidating financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)

	March 31, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$41,390	$18,657	$14,077	$—	$74,124
Marketable securities	81,500	1,993	—	—	83,493
Accounts and notes receivable, net	62,209	159,619	37,349	(135,948)	123,229
Rig materials and supplies	—	8,062	7,895	—	15,957
Deferred costs	—	4,401	1,067	—	5,468
Other current assets	17,862	23,199	1,540	54	42,655

Total current assets	202,961	215,931	61,928	(135,894)	344,926

Property, plant and equipment, net	134	375,358	95,463	122	471,077
Assets held for sale	—	—	—	—	—
Goodwill	—	100,315	—	—	100,315
Investment in subsidiaries and intercompany advances	657,164	899,593	6,311	(1,563,068)	—
Other noncurrent assets	5,838	21,820	10,787	—	38,445

Total assets	$866,097	$1,613,017	$174,489	$(1,698,840)	$954,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$52,749	$178,311	$43,919	$(185,102)	$89,877
Accrued income taxes	620	21,445	504	—	22,569

Total current liabilities	53,369	199,756	44,423	(185,102)	112,446

Long-term debt	329,206	—	—	—	329,206
Other long-term liabilities	(28,171)	85,008	8,531	—	65,368
Long-term deferred tax liability	—	10,633	—	—	10,633
Intercompany payables	74,583	577,255	31,520	(683,358)	—
Stockholders’ equity:
Common stock	18,369	39,899	21,153	(61,052)	18,369
Capital in excess of par value	570,620	1,022,780	68,926	(1,091,706)	570,620
Retained earnings (accumulated deficit)	(151,879)	(322,314)	(64)	322,378	(151,879)

Total stockholders’ equity	437,110	740,365	90,015	(830,380)	437,110

Total liabilities and stockholders’ equity	$866,097	$1,613,017	$174,489	$(1,698,840)	$954,763

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)

	December 31, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$60,029	$14,367	$17,807	$—	$92,203
Marketable securities	60,920	2,000	—	—	62,920
Accounts and notes receivable, net	53,844	143,905	33,625	(119,015)	112,359
Rig materials and supplies	—	7,173	7,827	—	15,000
Deferred costs	—	6,321	341	—	6,662
Other current assets	18,105	8,969	1,319	37	28,430

Total current assets	192,898	182,735	60,919	(118,978)	317,574

Property, plant and equipment, net	134	354,356	80,861	122	435,473
Assets held for sale	—	4,828	—	—	4,828
Goodwill	—	100,315	—	—	100,315
Investment in subsidiaries and intercompany advances	694,050	846,800	(8,053)	(1,532,797)	—
Other noncurrent assets	18,043	19,774	5,294	—	43,111

Total assets	$905,125	$1,508,808	$139,021	$(1,651,653)	$901,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$44,667	$175,092	$44,611	$(169,144)	$95,226
Accrued income taxes	(10,514)	17,039	152	—	6,677

Total current liabilities	34,153	192,131	44,763	(169,144)	101,903

Long-term debt	329,368	—	—	—	329,368
Other long-term liabilities	1,596	9,030	265	40	10,931
Intercompany payables	80,909	544,250	37,219	(662,378)	—

Stockholders’ equity:
Common stock	18,220	39,899	21,251	(61,150)	18,220
Capital in excess of par value	568,253	1,013,736	34,526	(1,048,262)	568,253
Retained earnings (accumulated deficit)	(127,374)	(290,238)	997	289,241	(127,374)

Total stockholders’ equity	459,099	763,397	56,774	(820,171)	459,099

Total liabilities and stockholders’ equity	$905,125	$1,508,808	$139,021	$(1,651,653)	$901,301

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)

	Three months ended March 31, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Drilling and rental revenues	$—	$138,138	$19,842	$(6,707)	$151,273
Drilling and rental operating expenses	—	73,574	16,840	(6,707)	83,707
Depreciation and amortization	—	17,021	1,038	—	18,059

Drilling and rental operating income	—	47,543	1,964	—	49,507

General and administration expense (1)	(41)	(5,786)	(61)	—	(5,888)
Gain (loss) on disposition of assets, net	—	16,424	(20)	—	16,404

Total operating income (loss)	(41)	58,181	1,883	—	60,023

Other income and (expense):
Interest expense	(7,521)	(11,796)	(236)	13,223	(6,330)
Changes in fair value of derivative positions	(381)	—	—	—	(381)
Interest income	12,122	2,098	787	(13,223)	1,784
Loss on extinguishment of debt	—	—	—	—	—
Minority interest	—	—	(1,000)	—	(1,000)
Other	—	(6)	13	—	7
Equity in net earnings of subsidiaries	39,559	—	—	(39,559)	—

Total other income and (expense)	43,779	(9,704)	(436)	(39,559)	(5,920)

Income (loss) before income taxes	43,738	48,477	1,447	(39,559)	54,103
Income tax expense (benefit):
Current	13,332	8,059	621	—	22,012
Deferred	412	1,416	269	—	2,097

Income tax expense	13,744	9,475	890	—	24,109

Net income (loss)	$29,994	$39,002	$557	$(39,559)	$29,994

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)

	Three Months Ended March 31, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Drilling and rental revenues	$—	$117,746	$42,680	$(13,092)	$147,334

Drilling and rental operating expenses	—	63,181	41,215	(13,092)	91,304
Depreciation and amortization	—	15,937	1,020	—	16,957

Drilling and rental operating income	—	38,628	445	—	39,073

General and administration expense(1)	(55)	(5,638)	(9)	—	5,702
Gain on disposition of assets, net	—	401	47	—	448

Total operating income (loss)	(55)	33,391	483	—	33,819

Other income and (expense):
Interest expense	(10,287)	(11,796)	(510)	13,492	(9,101)
Changes in fair value of derivative positions	813	—	—	—	813
Interest income	12,074	2,017	807	(13,492)	1,406
Loss on extinguishment of debt	(2)	—	—	—	(2)
Minority interest	—	—	(964)	—	(964)
Other	—	(17)	—	—	(17)
Equity in net earnings of subsidiaries	18,943	—	—	(18,943)	—

Total other income and (expense)	21,541	(9,796)	(667)	(18,943)	(7,865)

Income (loss) before income taxes	21,486	23,595	(184)	(18,943)	25,954

Income tax expense (benefit):
Current	744	3,011	1,808	—	5,563
Deferred	9,284	(290)	(61)	—	8,933

Income tax expense	10,028	2,721	1,747	—	14,496

Income (loss) from continuing operations	11,458	20,874	(1,931)	(18,943)	11,458

Discontinued operations	—	—	—	—	—

Net income (loss)	$11,458	$20,874	$(1,931)	$(18,943)	$11,458

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three months ended March 31, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$29,994	$39,002	$557	$(39,559)	$29,994
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	17,021	1,038	—	18,059
Amortization of debt issuance and premium	—				—
Loss on extinguishment of debt	—				—
Gain on disposition of assets	—	(16,424)	20	—	(16,404)
Deferred income tax expense (benefit)	412	1,416	269	—	2,097
Other	2,438	456	(98)	—	2,796
Equity in net earnings of subsidiaries	(39,559)	—	—	39,559	—
Change in assets and liabilities:	11,095	(42,625)	28,708	—	(2,822)

Net cash (used in) provided by operating activities	4,380	(1,154)	30,494	—	33,720

Cash flows from investing activities:
Capital expenditures	—	(38,174)	(14,817)	—	(52,991)
Investment in joint venture Proceeds from the sale of assets	—	20,969	656	—	21,625
Proceeds from insurance settlements		—			—
Purchase of marketable securities	(48,675)	—			(48,675)
Sale of marketable securities	28,102	—			28,102

Net cash used in investing activities	(20,573)	(17,205)	(14,161)	—	(51,939)

Cash flows from financing activities:
Principal payments under debt obligations	—				—
Proceeds from common stock offering	—				—
Proceeds from stock options exercised	—	—	—	—	—
Excess tax benefit from stock options exercised	140				140
Intercompany advances, net	(2,586)	22,649	(20,063)	—	—

Net cash used in financing activities	(2,446)	22,649	(20,063)	—	140

Net change in cash and cash equivalents	(18,639)	4,290	(3,730)	—	(18,079)
Cash and cash equivalents at beginning of period	60,029	14,367	17,807	—	92,203

Cash and cash equivalents at end of period	$41,390	$18,657	$14,077	$—	$74,124

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended March 31, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$11,458	$20,874	$(1,931)	$(18,943)	$11,458
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	15,937	1,020	—	16,957
Gain on disposition of assets	—	(401)	(47)	—	(448)
Deferred tax expense (benefit)	9,284	(290)	(61)	—	8,933
Expenses not requiring cash	2,856	300	—	—	3,156
Equity in net earnings of subsidiaries	(18,943)	—	—	18,943	—
Change in operating assets and liabilities	2,159	(10,771)	4,237	—	(4,375)

Net cash provided by operating activities	6,814	25,649	3,218	—	35,681

Cash flows from investing activities:
Capital expenditures	—	(35,079)	(861)	—	(35,940)
Proceeds from the sale of assets	—	189	769	—	958
Purchase of marketable securities	(43,550)	—	—	—	(43,550)
Proceeds from sale of marketable securities	59,550	2,000	—	—	61,550

Net cash provided by (used in) investing activities	16,000	(32,890)	(92)	—	(16,982)

Cash flows from financing activities:
Proceeds from common stock offering	99,947	—	—	—	99,947
Proceeds from stock options exercised	6,067	—	—	—	6,067
Excess tax benefit from stock options exercised	1,741	—	—	—	1,741
Intercompany advances, net	(9,442)	7,036	2,406	—	—

Net cash provided by financing activities	98,313	7,036	2,406	—	107,755

Net increase (decrease) in cash and cash equivalents	121,127	(205)	5,532	—	126,454

Cash and cash equivalents at beginning of year	31,978	11,145	17,053	—	60,176

Cash and cash equivalents at end of period	$153,105	$10,940	$22,585	$—	$186,630

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Form 10-Q, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:
•	stability of prices and demand for oil and natural gas;

•	levels of oil and natural gas exploration and production activities;

•	demand for contract drilling and drilling related services and demand for rental tools;

•	our future operating results and profitability;

•	our future rig utilization, dayrates and rental tools activity;

•	entering into new, or extending existing, drilling contracts and our expectations concerning when our rigs will commence operations under such contracts;

•	growth through acquisitions of companies or assets;

•	capital expenditures for acquisition of rigs, construction of new rigs or major upgrades to existing rigs;

•	entering into joint venture agreements with local companies;

•	our future liquidity;

•	availability and sources of funds to reduce our debt and expectations of when debt will be reduced;

•	the outcome of pending or future legal proceedings, tax assessments and other claims;

•	the availability of insurance coverage for pending future claims;

•	the enforceability of contractual indemnification in relation to pending or future claims;

•	compliance with covenants under our senior credit facility and indentures for our senior notes; and

•	organic growth of our operations.
     In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although our management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as any other cautionary language included in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our “forward-looking statements:”
•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business;

•	the U.S. economy and the demand for natural gas;

•	fluctuations in the market prices of oil and gas;

•	imposition of unanticipated trade restrictions;

•	unanticipated operating hazards and uninsured risks;

•	political instability, terrorism or war;

•	governmental regulations, including changes in accounting rules or tax laws or ability to remit funds to the U.S., that adversely affect the cost of doing business;

•	adverse environmental events;

•	adverse weather conditions;

•	changes in the concentration of customer and supplier relationships;

•	unexpected cost increases for new construction and upgrade and refurbishment projects;

•	delays in obtaining components for capital projects;

•	shortages of skilled labor;

•	unanticipated cancellation of contracts by operators without cause;

•	breakdown of equipment and other operational problems;

•	changes in competition; and

•	other similar factors (some of which are discussed in documents referred to in this Form 10-Q).

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
OUTLOOK AND OVERVIEW
     Our U.S. drilling and rental tools operations continued their solid performance in the first quarter of 2007 providing significant earnings growth on higher operating margins. While demand was strong in the first quarter for our preferred barges in the U.S. Gulf of Mexico, current market forces have begun to soften U.S. barge dayrates. With regard to our international operations, new multi-year contracts for existing international land rigs at significantly higher dayrates and the commencement of operations of our four new 2,000 HP land rigs over the next few months should provide improved international results for the foreseeable future.
Overview
     Drilling and rental operating income in the first quarter of 2007 increased 27 percent over the first quarter of 2006, driven primarily by our U.S. operations. Average dayrates for our U.S. Gulf of Mexico barge rig operations increased by 52 percent over the first quarter of 2006 and our rental tools business contributed an additional 12 percent in operating income on a $2.7 million increase in revenues over the first quarter of 2006.
     International sector operations were in transition in the first quarter of 2007 as we had six rigs in various stages of mobilizing from inactive status to new contracts (three en route to Mexico, two to Kazakhstan’s Karachaganak Field and one to Libya). In the comparable quarter in 2006, we had a two-rig operation in Turkmenistan, six land rigs in Mexico and two rigs drilling under our Tengizchevroil (“TCO”) contract in Kazakhstan for most of the 2006 quarter, all of which completed their drilling programs in 2006. In addition, our Nigerian barge rigs were sold in August 2006.
     While five of the rigs that completed drilling programs in 2006 were already operating under new contracts with significantly higher dayrates in the first quarter of 2007 (two rigs that had been in Mexico were operating in Colombia and two in the U.S. land market, and one rig from our Turkmenistan operation was drilling in Kazakhstan), overall international operating income declined by $3.4 million as a result of lower utilization (69 percent in 2007 compared to 86 percent in 2006) and the sale of our Nigerian barge rigs.
Outlook
     In the U.S. Gulf of Mexico area, utilization is currently 65 percent down from an average utilization of 73 percent for the first quarter as three rigs undergo scheduled maintenance and equipment upgrades. We have seen a decline in the contract backlog, although we do expect to return to higher utilization levels later in 2007. In the immediate future, Rig 8, which has been undergoing refurbishment and upgrade since late 2006, will begin drilling on a nine-month term contract in mid-May. It is management’s view that the recent softening in the U.S. Gulf of Mexico is a reflection of the uncertainty in the U.S. gas market. Although this uncertainty has reduced rates from historic highs, we believe that there is sufficient demand to generate strong financial results from our domestic barge fleet through 2007.
     Throughout 2006 and into 2007 we have increased our focus on international markets. We have successfully entered into new contracts or renegotiated existing contracts at significantly higher dayrates for 13 of our existing international land rigs and one of our international offshore rigs.
     Five of the rigs have been operating under the higher market rates since the fourth quarter of 2006, one of which completed its first new contract (in the U.S.) and is currently moving to a new multi-year contract in Mexico.

OUTLOOK AND OVERVIEW (continued)
Outlook (continued)
     Another six rigs are coming off inactive status to new multi-year contracts and are expected to begin drilling in the second quarter or early in the third quarter. Two other rigs have newly negotiated rates that will begin after current contract wells are completed in late 2007 and early 2008.
     We have also made significant strides in the execution of our strategic growth plan as two of our four new 2,000 HP rigs have been delivered to Algeria, both of which should commence operations in the second quarter. The other two new rigs have entered into three-year contracts in Mexico, with construction finishing in the second quarter of 2007 and commencement of operations in the third quarter. In addition, five of six new rigs constructed under our joint venture in Saudi Arabia are currently rigging up and undergoing commissioning, with one rig commencing operations in April 2007.
     Our new Quail facility in Texarkana, Texas opened on April 2, 2007 and will enable us to increase coverage in the Barnett, Woodford and Fayetteville shale areas in Texas, Oklahoma and Arkansas markets, respectively. We expect improved results through 2007 with the addition of this location and our increased investment in rental equipment at all locations.
     At March 31, 2007 we had approximately $157.6 million in cash, cash equivalents and marketable securities. We have spent $53.0 million on capital expenditures through March 31, 2007. We have committed approximately $235 million for maintenance of our rig fleet and capital projects for 2007. The majority of our capital spending is project specific, including new rigs and expansion of Quail, and is consistent with our strategic growth plan. Capital expenditures will be funded through cash flows from operations and existing cash.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006
     We recorded net income of $30.0 million for the three months ended March 31, 2007, as compared to net income of $11.5 million for the three months ended March 31, 2006. Drilling and rental operating income was $49.5 million for the three months ended March 31, 2007 as compared to $39.1 million for the three months ended March 31, 2006. Gain on disposition of assets for the current quarter was $16.4 million as compared to $0.4 million in the comparable quarter in 2006.
     The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended March 31,
	2007		2006
	(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$61,624	41%	$40,253	27%
International drilling	59,674	39%	79,830	54%
Rental tools	29,975	20%	27,251	19%

Total drilling and rental revenues	$151,273	100%	$147,334	100%

Drilling and rental operating income:
U.S. drilling gross margin excluding depreciation and amortization (1)	$34,863	57%	$21,994	55%
International drilling gross margin excluding depreciation and amortization (1)	13,891	23%	17,255	22%
Rental tools gross margin excluding depreciation and amortization (1)	18,812	63%	16,781	62%
Depreciation and amortization	(18,059)		(16,957)

Total drilling and rental operating income (2)	49,507		39,073

General and administration expense	(5,888)		(5,702)
Gain on disposition of assets, net	16,404		448

Total operating income	$60,023		$33,819

(1)	Drilling and rental gross margins, excluding depreciation and amortization, are computed as drilling and rental revenues less direct drilling and rental operating expenses, excluding depreciation and amortization expense; drilling and rental gross margin percentages are computed as drilling and rental gross margin excluding depreciation and amortization as a percent of drilling and rental revenues. The gross margin amounts excluding depreciation and amortization and gross margin percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (“GAAP”). However, we monitor our business segments based on several criteria, including drilling and rental gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

		International
	U.S. Drilling	Drilling	Rental Tools
	(Dollars in Thousands)
Three Months Ended March 31, 2007
Drilling and rental operating income (2)	$27,474	$8,260	$13,773
Depreciation and amortization	7,389	5,631	5,039

Drilling and rental gross margin excluding depreciation and amortization	$34,863	$13,891	$18,812

Three Months Ended March 31, 2006
Drilling and rental operating income (2)	$16,937	$9,950	$12,186
Depreciation and amortization	5,057	7,305	4,595

Drilling and rental gross margin excluding depreciation and amortization	$21,994	$17,255	$16,781

(2)	Drilling and rental operating income — drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.

RESULTS OF OPERATIONS (continued)
U.S. Drilling Segment
     Revenues for the U.S drilling segment increased $21.4 million to $61.6 million for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. The increased revenues were primarily due to a $14.3 million increase for our barge drilling operations from significantly higher dayrates that more than offset fewer operating days, primarily related to the sale of workover Barge Rigs 9 and 26 (see Note 5) and the refurbishment of Barge Rig 8 during the first quarter of 2007. Barge Rig 12 was undergoing an upgrade from workover to deep drilling status until late May 2006 and newly constructed Barge Rig 77 also began operations in December 2006. During the last half of 2006 we also had two repositioned international land rigs operating in the U.S. market which contributed $7.1 million to the increase in U.S. drilling segment revenues.
     Average dayrates for the deep drilling barge rigs increased approximately $13,800 per day in 2007 as compared to 2006. As a result of approximately 52 percent higher dayrates on all barge rigs, the addition of two land rigs and effective operating cost controls, gross margins, excluding depreciation and amortization, increased $12.9 million to $34.9 million. This increase includes $1.8 million for the two land rigs referred to above.
International Drilling Segment
     International drilling revenues decreased $20.2 million to $59.7 million during the first quarter of 2007 as compared to the first quarter of 2006. Of this decrease, $14.3 million is related to international land drilling revenues and $5.9 million to revenues from offshore operations. The decline in land revenues relates primarily to completion of our contracts for rigs working in Mexico, the release of rigs previously working under our TCO contract in Kazakhstan and the completion of our contract wells in Turkmenistan. The decline of $5.9 million in offshore operations is due primarily to the sale of our barge rigs in Nigeria in August 2006.
     Overall, land revenues in the CIS decreased by $13.1 million due to the TCO contract completion in 2006 ($13.2 million), the release of our three rigs in Turkmenistan ($4.9 million) during the third quarter of 2006 and a reduction in revenues related to our Sakhalin Island operations ($2.1 million) primarily related to lower reimbursable revenues. In the Karachaganak area of Kazakhstan, revenues increased by $3.2 million as a result of higher dayrates and the addition of Rig 107 (which was released in late December 2005 from the TCO contract) which commenced operations at the end of March 2006 and the addition of Rigs 249 and 258 (from the TCO contract) which earned pre-mobilization standby dayrates of $2.1 million during the current quarter. In addition Rig 236, which began drilling in Kazakhstan in late 2006, contributed $3.9 million in revenues.
     In our Asia Pacific region, revenues and gross margin, excluding depreciation and amortization, remained relatively unchanged.
     Gross margin, excluding depreciation and amortization, for international land operations decreased by $4.2 million, due primarily to the completion of contract wells in Mexico and under our TCO contract, the release of rigs in Turkmenistan, and shifting of Rig 122 and 256 revenue to U.S. operations. In Colombia, gross margin, excluding depreciation and amortization, increased by $3.8 million as two rigs drilled the entire quarter in 2007, compared to no rigs operating in Colombia in the first quarter of 2006. In the Karachaganak area of Kazakhstan, gross margin, excluding depreciation and amortization, increased $2.8 million as two rigs operated all of the first quarter of 2007, compared to one rig in the first quarter of 2006 and also as a result of pre-mobilization standby revenues on another two rigs received in the first quarter of 2007.
     International offshore revenues declined $5.9 million to $7.8 million during the first quarter of 2007 compared to the first quarter of 2006. This decrease was due primarily to the sale of our Nigerian barge rigs in the third quarter of 2006. Revenues for the Rig 53 contract in Mexico increased $0.6 million due to higher dayrates. Gross margins, excluding depreciation and amortization, for international offshore operations increased $1.2 million as a result of the higher dayrates in Mexico combined with better cost control in the Caspian Sea, offset partially by the sale of the Nigerian barge rigs.

RESULTS OF OPERATIONS (continued)
Rental Tools Segment
     Rental tools revenues increased $2.7 million to $30.0 million during the first quarter of 2007 as compared to the first quarter of 2006. The increase was due primarily to an increase in rental revenues of $1.2 million from our Texas operations, $1.9 million from our Wyoming operations, partially offset by a decline of $0.4 million at our New Iberia, Louisiana location.
     Revenues increased primarily due to higher demand and higher rental tool sales. Rental tools gross margins increased $2.0 million to $18.8 million for the current quarter as compared to the first quarter of 2006. Gross margin percentage increased to 63 percent in the current quarter as compared to 62 percent in the comparable period in 2006.
Other Financial Data
     Gain on asset dispositions increased by $15.9 million, due to the gain on the sale of the two workover barge rigs in the first quarter of 2007. Interest expense declined $2.8 million in the first quarter of 2007 as compared to the first quarter of 2006 due to lower outstanding debt and capitalization of $1.5 million in interest on rig construction projects in 2007. There was no capitalized interest in the first quarter of 2006. Interest income increased $0.4 million due to higher investments in marketable securities in the first quarter of 2007 as compared to 2006. General and administration expense remained relatively unchanged as compared to the first quarter of 2007.
     In 2004, we entered into two variable-to-fixed interest rate swap agreements, which are still outstanding. The swap agreements do not qualify for hedge accounting and accordingly, we are reporting the mark-to-market change in the fair value of the interest rate derivatives currently in earnings. For the three months ended March 31, 2007, we recognized a $0.4 million decrease in the fair value of the derivative positions and for the three months ended March 31, 2006 we recognized a $0.8 million increase in the fair value of the derivative positions. For additional information see Note 8 in the notes to the unaudited consolidated condensed financial statements.
     Income tax expense was $24.1 million for the first quarter of 2007 as compared to $14.5 million for the first quarter of 2006. The $9.6 million increase in taxes during the first quarter of 2007 was due primarily to the impact of the recognized gain on the sale of the two U.S. workover barge rigs, the inclusion of FIN 48 interest described in Note 6 and the increase in operating income.
LIQUIDITY AND CAPITAL RESOURCES
Operating Cash Flows
     As of March 31, 2007, we had cash, cash equivalents and marketable securities of $157.6 million, an increase of $2.5 million from December 31, 2006. The primary sources of cash for the three-month period as reflected on the consolidated condensed statements of cash flows were $33.7 million provided by operating activities and $51.9 million used in investing activities. Major investing activities during the three-month period ended March 31, 2007 included proceeds of $20.5 million from the sale of two workover barge rigs, and $53.0 million for capital expenditures. Major capital expenditures for the period included $15.5 million on construction of new land rigs and $21.0 million for tubulars and other rental tools for the expansion of Quail Tools.

LIQUIDITY AND CAPITAL RESOURCES
Operating Cash Flows (continued)
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
     Our current $40.0 million credit facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Availability under the revolving credit facility is subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tools equipment. The credit facility calls for a borrowing base calculation only when the credit facility has outstanding loans, including letters of credit, totaling at least $25.0 million. As of March 31, 2007, there were $21.1 million in letters of credit outstanding and no loans. On March 1, 2006, an amendment was signed to eliminate the $25.0 million sub-limit for letters of credit and to give us the ability to call outstanding Senior Notes and Senior Floating Rate Notes without limitation concerning commitments, including letters of credit, under the credit facility.
     We had total long-term debt of $329.2 million as of March 31, 2007. The long-term debt included:
•	$100.0 million aggregate principal amount of Senior Floating Rate Notes bearing interest at a rate of LIBOR plus 4.75%, which are due September 1, 2010; and

•	$225.0 million aggregate principal amount of 9.625% Senior Notes, which are due October 1, 2013 plus an associated $4.2 million in unamortized debt premium.
     As of March 31, 2007, we had approximately $176.5 million of liquidity. This liquidity was comprised of $157.6 million of cash, cash equivalents and marketable securities on hand and $18.9 million of availability under the revolving credit facility. We do not have any unconsolidated special-purpose entities, off-balance-sheet financing arrangements or guarantees of third-party financial obligations. We have no energy or commodity contracts.

LIQUIDITY AND CAPITAL RESOURCES (continued)
Financing Activity (continued)
     The following table summarizes our future contractual cash obligations as of March 31, 2007:

		Less than			More than
	Total	1 Year	Years 2 - 3	Years 4 - 5	5 Years
	(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$325,000	$—	$—	$100,000	$225,000
Long-term debt — interest (1)	170,862	30,413	60,973	46,992	32,484
Operating leases (2)	11,416	5,572	4,487	1,357	—
Purchase commitments (3)	45,689	45,689	—	—	—

Total contractual obligations	$552,967	$81,674	$65,460	$148,349	$257,484

Commercial commitments:
Revolving credit facility (4)	$—	$—	$—	$—	$—
Standby letters of credit (4)	21,120	21,120	—	—	—

Total commercial commitments	$21,120	$21,120	$—	$—	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.625% Senior Notes. The remaining unamortized premium of $4.2 million is not included in the contractual cash obligations schedule. A portion of the interest on the Senior Floating Rate Notes has been fixed through variable-to-fixed interest rate swap agreements. The issuer (Bank of America, N.A.) of each swap has the option to extend each swap for an additional two years at the termination of the initial swap period. For the purpose of this table, the highest interest rate currently hedged is used in calculating the interest on future floating rate periods.

(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3)	We have purchase commitments outstanding as of March 31, 2007, related to rig upgrade projects and new rig construction.

(4)	We have a $40.0 million revolving credit facility. As of March 31, 2007, no amounts have been drawn down, but $21.1 million of availability has been used to support letters of credit that have been issued, resulting in an estimated $18.9 million of availability. The revolving credit facility expires in December 2007.
OTHER MATTERS
Critical Accounting Policies
Accounting for Uncertainty in Income Taxes – Our accounting policy for income taxes was recently modified due to the adoption of FIN 48 on January 1, 2007. In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The preparation of financial statements in accordance with FIN 48 requires management to make estimates and assumptions that affect amounts of liabilities reported and related disclosures due to the uncertainty as to the final resolution of certain tax matters. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in Note 6 of our first quarter 2007 Form 10-Q. The application of the prescribed factors in evaluating and estimating our tax positions and tax benefits may result in recognition of liabilities due to uncertainties of certain tax positions. Because the recognition of liabilities may require periodic adjustments and may not necessarily imply any change in management’s assessment of the ultimate outcome of such tax matters, the amount recorded as a liability for unrecognized tax benefits may not accurately anticipate actual outcomes. Other than the adoption of FIN 48, our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since the date of our 2006 Form 10-K.

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
     As of March 31, 2007, we had the following derivative instruments outstanding related to our interest rate swaps, which are included in “Other noncurrent assets” and “Other current assets:”

Effective	Termination	Notional	Floating	Fixed	Fair
Date	Date	Amount	Rate	Rate	Value
(Dollars in Thousands)
September 1, 2005	September 2, 2008	$50,000	Three-month LIBOR plus 475 basis points	8.83%	$543
September 1, 2005	September 4, 2007	$50,000	Three-month LIBOR plus 475 basis points	8.48%	398

					$941

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures – We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We performed evaluations under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2007.
     Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For information regarding legal proceedings, see Note 10, “Contingencies,” in Item 1 of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.

PART II. OTHER INFORMATION (continued)
ITEM 1A. RISK FACTORS
     There have been no material changes in risk factors involving the Company or its subsidiaries from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum Number
			of Shares Purchased	of Shares That May
			as Part of Publicly	Yet be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Date	Shares Purchased	Paid Per Share	or Programs	or Programs
March 31, 2007	3,306	$9.79	—	—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Annual Meeting of Stockholders held on April 25, 2007, there were represented in person or by proxy, 103,233,138 shares out of 109,305,128 entitled to vote as of March 9, 2007, the record date, constituting a quorum.
     The three matters voted upon at the Annual Meeting were:
1.	Election of Directors: The Stockholders elected two Class II directors to the board of directors of Parker Drilling Company to serve for a three-year term, until 2010:

Robert E. McKee III
Votes cast in favor:	101,948,515
Votes withheld:	1,284,623

George J. Donnelly
Votes cast in favor:	101,967,306
Votes withheld:	1,265,832
2.	Proposal to amend the Company’s Restated Certificate of Incorporation to increase the number of shares of authorized common stock from 140,000,000 to 280,000,000:

Votes cast in favor:	88,046,974
Votes against:	13,635,051
Abstentions:	1,551,113
3.	Proposal to ratify the appointment of KPMG LLP as independent registered public accountants for 2007:

Votes cast in favor:	102,077,106
Votes against:	875,428
Abstentions:	280,604

PART II. OTHER INFORMATION (continued)
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
     (a) Exhibits: The following exhibits are filed as a part of this report:

Exhibit
Number	Description
4.1	Second Amendment to the Credit Agreement dated December 20, 2004 among Parker Drilling, as Borrower, the Several Lenders Parties thereto, Lehman Brothers, Inc., as Sole Advisor, Sole Lead Arranger and Sole Bookrunner, Bank of America, N.A., as Syndication Agent dated February 9, 2007 (incorporated by reference to Exhibit 10(c) to annual report on Form 10-K for the year ended December 31, 2006).

31.1	Section 302 Certification – Chairman, President and Chief Executive Officer

31.2	Section 302 Certification – Senior Vice President and Chief Financial Officer

32.1	Section 906 Certification – Chairman, President and Chief Executive Officer

32.2	Section 906 Certification – Senior Vice President and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2007	PARKER DRILLING COMPANY Registrant
	By:	/s/ Robert L. Parker Jr.
Robert L. Parker Jr.
Chairman, President and Chief Executive Officer

	By:	/s/ W. Kirk Brassfield
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