Form 10-Q/A
period 2007-03-31
PARKER DRILLING CO /DE/
filed 2007-06-27
CIK 76321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note
     Parker Drilling Company (the “Company”) hereby amends Items 1 and 2 of Part I and Item 6 of Part II of its Quarterly Report on Form 10-Q for the period ended March 31, 2007, as originally filed on May 10, 2007 (the “March 2007 Form 10-Q”), solely to revise U.S. and international drilling operating expenses, total drilling and rental operating expenses, drilling and rental operating income and general and administrative expenses for the three months ended March 31, 2006, so as to conform those amounts in this Form 10-Q/A to the amounts previously reported on the Company’s Consolidated Condensed Statements of Operations for the quarter ended March 31, 2006 included in the Form 10-Q filed on May 9, 2006. Corresponding changes have been made to Note 4 to the Company’s Consolidated Condensed Statements of Operations in Item 1 of Part I and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in Item 2 of Part I. There were no changes to revenues, operating income, net income or earnings per share for the three months ended March 31, 2006. There were no changes to any amounts for the three months ended March 31, 2007.
     In the first quarter of 2007, the Company revised its overhead allocations to include allocation of some overhead department expenses that had previously been classified as corporate general and administrative expenses. In the original March 31, 2007 Form 10-Q, the Company had adjusted its presentation of the items described above for 2006 as well as 2007. The Company has determined that, as a change in estimate, the change should be applied prospectively only and that prior period amounts should not be reclassified as a result of the change. Accordingly, the Company has filed this Form 10-Q/A.
     For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q that was affected by the restatement described above has been amended to the extent affected and restated in its entirety. No attempt has been made in this Form 10-Q/A to update other disclosures as presented in the Form 10-Q except as required to reflect the effects of the restatement described above. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s SEC filings made subsequent to the filing of the Form 10-Q, including any amendments of those filings. In addition, this Form 10-Q/A includes updated certifications from the Company’s CEO and CFO as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Drilling and rental revenues:
U.S. drilling	$61,624	$40,253
International drilling	59,674	79,830
Rental tools	29,975	27,251

Total drilling and rental revenues	151,273	147,334

Drilling and rental operating expenses:
U.S. drilling	26,761	17,470
International drilling	45,783	61,372
Rental tools	11,163	10,470
Depreciation and amortization	18,059	16,957

Total drilling and rental operating expenses	101,766	106,269

Drilling and rental operating income	49,507	41,065

General and administration expense	(5,888)	(7,694)
Gain on disposition of assets, net	16,404	448

Total operating income	60,023	33,819

Other income and (expense):
Interest expense	(6,330)	(9,101)
Changes in fair value of derivative positions	(381)	813
Interest income	1,784	1,406
Loss on extinguishment of debt	—	(2)
Minority interest	(1,000)	(964)
Other	7	(17)

Total other income and (expense)	(5,920)	(7,865)

Income before income taxes	54,103	25,954

Income tax expense:
Current	22,012	5,563
Deferred	2,097	8,933

Total income tax expense	24,109	14,496

Net income	$29,994	$11,458

Basic earnings per share:
Net income	$0.28	$0.11

Diluted earnings per share:
Net income	$0.27	$0.11

Number of common shares used in computing earnings per share:
Basic	107,743,870	104,469,893
Diluted	109,464,663	106,003,562
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

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
4.	Business Segments – The primary services we provide are as follows: U.S. drilling, international drilling and rental tools. Information regarding our operations by industry segment for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$61,624	$40,253
International drilling	59,674	79,830
Rental tools	29,975	27,251

Total drilling and rental revenues	$151,273	$147,334

Drilling and rental operating income:
U.S. drilling	$27,474	$17,726
International drilling	8,260	11,153
Rental tools	13,773	12,186

Total drilling and rental operating income	49,507	41,065

General and administration expense	(5,888)	(7,694)
Gain on disposition of assets, net	16,404	448

Total operating income	60,023	33,819

Interest expense	(6,330)	(9,101)
Changes in fair value of derivative positions	(381)	813
Loss on extinguishment of debt	—	(2)
Other	791	425

Income before income taxes	$54,103	$25,954

5.	Disposition of Assets – During the first quarter of 2007 we sold workover barge Rigs 9 and 26 for proceeds of approximately $20.5 million resulting in a recognized gain of $15.1 million. These two rigs were classified as assets held for sale as of December 31, 2006.

6.	Accounting for Uncertainty in Income Taxes – In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This accounting statement prescribes financial statement recognition threshold and measurement criteria for tax positions taken or expected to be taken in tax returns.

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)

	Three Months Ended March 31, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Drilling and rental revenues	$—	$117,746	$42,680	$(13,092)	$147,334

Drilling and rental operating expenses	—	61,189	41,215	(13,092)	89,312
Depreciation and amortization	—	15,937	1,020	—	16,957

Drilling and rental operating income	—	40,620	445	—	41,065

General and administration expense(1)	(55)	(7,630)	(9)	—	(7,694)
Gain on disposition of assets, net	—	401	47	—	448

Total operating income (loss)	(55)	33,391	483	—	33,819

Other income and (expense):
Interest expense	(10,287)	(11,796)	(510)	13,492	(9,101)
Changes in fair value of derivative positions	813	—	—	—	813
Interest income	12,074	2,017	807	(13,492)	1,406
Loss on extinguishment of debt	(2)	—	—	—	(2)
Minority interest	—	—	(964)	—	(964)
Other	—	(17)	—	—	(17)
Equity in net earnings of subsidiaries	18,943	—	—	(18,943)	—

Total other income and (expense)	21,541	(9,796)	(667)	(18,943)	(7,865)

Income (loss) before income taxes	21,486	23,595	(184)	(18,943)	25,954

Income tax expense (benefit):
Current	744	3,011	1,808	—	5,563
Deferred	9,284	(290)	(61)	—	8,933

Income tax expense	10,028	2,721	1,747	—	14,496

Income (loss) from continuing operations	11,458	20,874	(1,931)	(18,943)	11,458

Discontinued operations	—	—	—	—	—

Net income (loss)	$11,458	$20,874	$(1,931)	$(18,943)	$11,458

(1)	All field operations general and administration expenses are included in operating expenses.

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
Overview
     Drilling and rental operating income in the first quarter of 2007 increased 21 percent over the first quarter of 2006, driven primarily by our U.S. operations. Average dayrates for our U.S. Gulf of Mexico barge rig operations increased by 52 percent over the first quarter of 2006 and our rental tools business contributed an additional 12 percent in operating income on a $2.7 million increase in revenues over the first quarter of 2006.
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
     The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended March 31,
	2007		2006
	(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$61,624	41%	$40,253	27%
International drilling	59,674	39%	79,830	54%
Rental tools	29,975	20%	27,251	19%

Total drilling and rental revenues	$151,273	100%	$147,334	100%

Drilling and rental operating income:
U.S. drilling gross margin excluding depreciation and amortization (1)	$34,863	57%	$22,783	57%
International drilling gross margin excluding depreciation and amortization (1)	13,891	23%	18,458	23%
Rental tools gross margin excluding depreciation and amortization (1)	18,812	63%	16,781	62%
Depreciation and amortization	(18,059)		(16,957)

Total drilling and rental operating income (2)	49,507		41,065

General and administration expense	(5,888)		(7,694)
Gain on disposition of assets, net	16,404		448

Total operating income	$60,023		$33,819

(1)	Drilling and rental gross margins, excluding depreciation and amortization, are computed as drilling and rental revenues less direct drilling and rental operating expenses, excluding depreciation and amortization expense; drilling and rental gross margin percentages are computed as drilling and rental gross margin excluding depreciation and amortization as a percent of drilling and rental revenues. The gross margin amounts excluding depreciation and amortization and gross margin percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (“GAAP”). However, we monitor our business segments based on several criteria, including drilling and rental gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

		International
	U.S. Drilling	Drilling	Rental Tools
	(Dollars in Thousands)
Three Months Ended March 31, 2007
Drilling and rental operating income (2)	$27,474	$8,260	$13,773
Depreciation and amortization	7,389	5,631	5,039

Drilling and rental gross margin excluding depreciation and amortization	$34,863	$13,891	$18,812

Three Months Ended March 31, 2006
Drilling and rental operating income (2)	$17,726	$11,153	$12,186
Depreciation and amortization	5,057	7,305	4,595

Drilling and rental gross margin excluding depreciation and amortization	$22,783	$18,458	$16,781

(2)	Drilling and rental operating income — drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.

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
     Average dayrates for the deep drilling barge rigs increased approximately $13,800 per day in 2007 as compared to 2006. As a result of approximately 52 percent higher dayrates on all barge rigs, the addition of two land rigs and effective operating cost controls, gross margins, excluding depreciation and amortization, increased $12.1 million to $34.9 million. This increase includes $1.8 million for the two land rigs referred to above.
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
     Gross margin, excluding depreciation and amortization, for international land operations decreased by $5.8 million, due primarily to the completion of contract wells in Mexico and under our TCO contract, the release of rigs in Turkmenistan, and shifting of Rig 122 and 256 revenue to U.S. operations. In Colombia, gross margin, excluding depreciation and amortization, increased by $3.8 million as two rigs drilled the entire quarter in 2007, compared to no rigs operating in Colombia in the first quarter of 2006. In the Karachaganak area of Kazakhstan, gross margin, excluding depreciation and amortization, increased $2.8 million as two rigs operated all of the first quarter of 2007, compared to one rig in the first quarter of 2006 and also as a result of pre-mobilization standby revenues on another two rigs received in the first quarter of 2007.
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
Other Financial Data
     Gain on asset dispositions increased by $15.9 million, due to the gain on the sale of the two workover barge rigs in the first quarter of 2007. Interest expense declined $2.8 million in the first quarter of 2007 as compared to the first quarter of 2006 due to lower outstanding debt and capitalization of $1.5 million in interest on rig construction projects in 2007. There was no capitalized interest in the first quarter of 2006. Interest income increased $0.4 million due to higher investments in marketable securities in the first quarter of 2007 as compared to 2006. General and administration expense decreased $1.8 million due to a change in estimate related to our allocation of corporate costs to operations based on an estimate of actual time spent.
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

Date: June 26, 2007	PARKER DRILLING COMPANY Registrant
	By:	/s/ Robert L. Parker Jr.
Robert L. Parker Jr.
Chairman, President and Chief Executive Officer

	By:	/s/ W. Kirk Brassfield
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