Form 10-Q
period 2007-06-30
PARKER DRILLING CO /DE/
filed 2007-08-09
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended JUNE 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2007, 111,709,012 common shares were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$63,148	$92,203
Marketable securities	39,200	62,920
Accounts and notes receivable, net	137,642	112,359
Rig materials and supplies	21,075	15,000
Deferred costs	9,343	6,662
Deferred income taxes	14,774	17,307
Other current assets	31,100	11,123

Total current assets	316,282	317,574

Property, plant and equipment less accumulated depreciation and amortization of $609,929 at June 30, 2007 and $570,650 at December 31, 2006	525,872	435,473

Goodwill	100,315	100,315

Other noncurrent assets	56,668	47,939

Total assets	$999,137	$901,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$89,359	$95,226
Accrued income taxes	12,345	6,677

Total current liabilities	101,704	101,903

Long-term debt	329,044	329,368
Other long-term liabilities	73,964	10,931
Long-term deferred tax liability	23,008	—
Contingencies (Note 9)	—	—

Stockholders’ equity:
Common stock	18,615	18,220
Capital in excess of par value	587,821	568,253
Accumulated deficit	(135,019)	(127,374)

Total stockholders’ equity	471,417	459,099

Total liabilities and stockholders’ equity	$999,137	$901,301

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Drilling and rental revenues:
U.S. drilling	$57,651	$42,697	$119,275	$82,950
International drilling	61,196	72,972	120,870	152,802
Rental tools	31,430	30,319	61,405	57,570

Total drilling and rental revenues	150,277	145,988	301,550	293,322

Drilling and rental operating expenses:
U.S. drilling	24,616	19,814	51,377	37,284
International drilling	50,617	57,854	96,400	119,226
Rental tools	12,521	10,969	23,684	21,439
Depreciation and amortization	19,642	17,715	37,701	34,672

Total drilling and rental operating expenses	107,396	106,352	209,162	212,621

Drilling and rental operating income	42,881	39,636	92,388	80,701

General and administration expense	(6,246)	(7,575)	(12,134)	(15,269)
Gain on disposition of assets, net	269	2,125	16,673	2,573

Total operating income	36,904	34,186	96,927	68,005

Other income and (expense):
Interest expense	(5,985)	(8,199)	(12,315)	(17,300)
Changes in fair value of derivative positions	(28)	382	(409)	1,195
Interest income	1,712	2,039	3,496	3,445
Loss on extinguishment of debt	—	—	—	(2)
Minority interest	—	44	(1,000)	(920)
Other	70	3	77	(14)

Total other income and (expense)	(4,231)	(5,731)	(10,151)	(13,596)

Income before income taxes	32,673	28,455	86,776	54,409

Income tax expense:
Current	6,613	(5,563)	28,625	—
Deferred	9,200	20,257	11,297	29,190

Total income tax expense	15,813	14,694	39,922	29,190

Net income	$16,860	$13,761	$46,854	$25,219

Basic earnings per share:
Net income	$0.15	$0.13	$0.43	$0.24

Diluted earnings per share:
Net income	$0.15	$0.13	$0.43	$0.24

Number of common shares used in computing earnings per share:
Basic	109,740,528	107,082,784	108,760,980	105,783,424
Diluted	110,842,121	108,363,036	109,968,329	107,283,318
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$46,854	$25,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,701	34,672
Gain on disposition of assets	(16,673)	(2,573)
Deferred income tax expense	11,297	19,664
Expenses not requiring cash	6,600	5,828
Change in operating assets and liabilities	(48,594)	(3,767)

Net cash provided by operating activities	37,185	79,043

Cash flows from investing activities:
Capital expenditures	(129,637)	(80,242)
Proceeds from the sale of assets	21,974	2,123
Proceeds from insurance settlements	—	2,501
Purchase of marketable securities	(48,675)	(136,120)
Proceeds from sale of marketable securities	72,395	126,550

Net cash used in investing activities	(83,943)	(85,188)

Cash flows from financing activities:
Principal payments under debt obligations	—	—
Proceeds from common stock offering	—	99,947
Proceeds from stock options exercised	15,791	6,641
Excess tax benefit from stock based compensation	1,912	2,063

Net cash provided by financing activities	17,703	108,651

Net increase (decrease) in cash and cash equivalents	(29,055)	102,506

Cash and cash equivalents at beginning of year	92,203	60,176

Cash and cash equivalents at end of period	$63,148	$162,682

Supplemental cash flow information:
Interest paid	$13,040	$17,577
Income taxes paid	$25,534	$6,753
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.	General — In the opinion of the management of Parker Drilling Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of June 30, 2007 and December 31, 2006, (2) the results of operations for the three and six months ended June 30, 2007 and 2006, and (3) cash flows for the six months ended June 30, 2007 and 2006. Results for the six months ended June 30, 2007 are not necessarily indicative of the results that will be realized for the year ending December 31, 2007. The financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2006.

Stock-Based Compensation — Total stock-based compensation expense recognized under SFAS No. 123R for the three and six month periods ended June 30, 2007 was $2.3 million and $4.1 million respectively, all of which was related to restricted stock plan expense. Total stock-based compensation expense recognized under SFAS No. 123R for the three and six month periods ended June 30, 2006 was $1.9 million and $3.1 million respectively, of which $1.9 million and $3.0 million, respectively, was related to restricted stock plan expense. Stock-based compensation expense is included in our consolidated condensed income statement in “General and administration expense.” There were 8,334 unvested stock options at December 31, 2006 and none as of June 30, 2007. Total unrecognized compensation cost related to stock options granted under our plans was approximately $1,200 at December 31, 2006 and zero at June 30, 2007. The Company had 1,307,800 outstanding and exercisable stock options as of June 30, 2007, the aggregate intrinsic value of which was $3.5 million, with a weighted average exercise price of $6.10. Unvested restricted stock awards at December 31, 2006 and June 30, 2007 were 1,556,485 shares and 1,430,822 shares, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $4.8 million as of December 31, 2006 and $8.0 million as of June 30, 2007. There were 10,500 and 804,345 restricted shares granted (net of forfeitures, if any) to certain officers and key employees during the three and six month periods ended June 30, 2007, respectively. The remaining unrecognized compensation cost related to unamortized restricted stock awards will be amortized over a weighted-average vesting period of approximately one year.

During the six months ended June 30, 2006 the valuation assumptions used in our Black-Scholes option pricing model to estimate the fair value of stock options granted were 16.9 percent for expected volatility, 0.25 years expected term, 4.23 percent risk free interest rate and there was no expected dividend yield. There were no stock options granted in 2007.

The excess tax benefit realized for the tax deductions from options exercised and restricted stock vesting totaled $1.9 million for the six months ended June 30, 2007, which has been reported as a financing cash inflow in the consolidated condensed statement of cash flows.

2.	Common Stock Offering — In January 2006, we issued 8,900,000 shares of common stock pursuant to a Free Writing Prospectus dated January 17, 2006 and a Prospectus Supplement dated January 18, 2006. On January 23, 2006, we realized $11.23 per share or a total of $99.9 million of net proceeds before expenses, but after underwriter discount, from the offering.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
3.	Earnings Per Share (“EPS”)

	Three Months Ended June 30, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$16,860,000	109,740,528	$0.15

Effect of dilutive securities:
Stock options and restricted stock	—	1,101,593	—

Diluted EPS:
Net income	$16,860,000	110,842,121	$0.15

	Six Months Ended June 30, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$46,854,000	108,760,980	$0.43

Effect of dilutive securities:
Stock options and restricted stock	—	1,207,350	—

Diluted EPS:
Net income	$46,854,000	109,968,329	$0.43

	Three Months Ended June 30, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$13,761,000	107,082,784	$0.13

Effect of dilutive securities:
Stock options and restricted stock	—	1,280,252	—

Diluted EPS:
Net income	$13,761,000	108,363,036	$0.13

	Six Months Ended June 30, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$25,219,000	105,783,424	$0.24

Effect of dilutive securities:
Stock options and restricted stock	—	1,499,894	—

Diluted EPS:
Net income	$25,219,000	107,283,318	$0.24

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
3.	Earnings Per Share (“EPS”) (continued)

Options to purchase 321,000 shares of common stock with exercise prices ranging from $12.09 to $12.19 per share were outstanding during the three months ended June 30, 2007, and options to purchase 371,000 shares of common stock with exercise prices ranging from $10.81 to $12.19 per share were outstanding during the six months ended June 30, 2007, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 2,277,000 shares of common stock with exercise prices ranging from $8.88 to $12.19 per share were outstanding during the three months ended June 30, 2006, and options to purchase 517,000 shares of common stock with exercise prices ranging from $9.31 to $12.19 per share were outstanding during the six months ended June 30, 2006 but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

4.	Business Segments — The primary services we provide are as follows: U.S. drilling, international drilling and rental tools. Information regarding our operations by industry segment for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)		(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$57,651	$42,697	$119,275	$82,950
International drilling	61,196	72,972	120,870	152,802
Rental tools	31,430	30,319	61,405	57,570

Total drilling and rental revenues	$150,277	$145,988	$301,550	$293,322

Drilling and rental operating income:
U.S. drilling	$25,281	$17,341	$52,755	$35,067
International drilling	4,347	7,827	12,607	18,980
Rental tools	13,253	14,468	27,026	26,654

Total drilling and rental operating income	42,881	39,636	92,388	80,701

General and administration expense	(6,246)	(7,575)	(12,134)	(15,269)
Gain on disposition of assets, net	269	2,125	16,673	2,573

Total operating income	36,904	34,186	96,927	68,005

Interest expense	(5,985)	(8,199)	(12,315)	(17,300)
Changes in fair value of derivative positions	(28)	382	(409)	1,195
Loss on extinguishment of debt	—	—	—	(2)
Other	1,782	2,086	2,573	2,511

Income before income taxes	$32,673	$28,455	$86,776	$54,409

5.	Disposition of Assets — During the first quarter of 2007 we sold workover barge Rigs 9 and 26 for proceeds of approximately $20.5 million resulting in a recognized gain of $15.1 million. These two rigs were classified as assets held for sale as of December 31, 2006. During the second quarter of 2006, we sold the remaining salvageable assets in connection with the loss of Rig 255 in Bangladesh that occurred in June 2005. The asset sales resulted in a gain of $1.4 million during the period. In addition, we realized a gain of $0.7 million in connection with the disposition of certain other equipment during the second quarter of 2006.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
6.	Accounting for Uncertainty in Income Taxes — In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This accounting statement prescribes financial statement recognition threshold and measurement criteria for tax positions taken or expected to be taken in tax returns.

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

Of the $54.5 million referred to above, $49 million is related to Kazakhstan. As of June 30, 2007, we have a total liability of $91.5 million accrued for Kazakhstan before the recognition of U.S. tax benefits, which net liability has been classified as non-current in our balance sheet. For a complete overview of this issue, see Kazakhstan Tax Claims in Note 9.

The Company has classified foreign currency exchange rate fluctuations, interest and penalties as a component of tax expense. On January 1, 2007, we recorded approximately $41.3 million for interest and penalties related to uncertain tax positions. During the six months ended June 30, 2007, the Company recognized an additional liability of approximately $5.9 million, comprising of foreign currency exchange rate fluctuations, interest and a release of a previously recognized liability. The Company does not expect that the unrecognized tax amounts will change significantly within the next twelve months.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business our returns are subject to examination by taxing authorities throughout the world.

Income Tax Expense — Income tax expense was $15.8 million for the second quarter of 2007, as compared to income tax expense of $14.7 million for the second quarter of 2006. Income tax for 2007 includes $4.0 million of interest and foreign currency exchange rate fluctuations related to our FIN 48 calculation.

7.	Long-Term Debt

	June 30, 2007	December 31, 2006
	(Dollars in Thousands)
Senior Notes:
Interest rate floating (LIBOR + 4.75%), due 2010	$100,000	$100,000
Interest rate 9.625%, due 2013	229,044	229,368

Total debt	329,044	329,368
Less current portion	—	—

Total long-term debt	$329,044	$329,368

Our current $40.0 million credit facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Availability under the revolving credit facility is subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tools equipment. The credit facility calls for a borrowing base calculation only when the credit facility has outstanding loans, including letters of credit, totaling at least $25.0 million. As of June 30, 2007, there were $17.6 million in letters of credit outstanding and no loans.

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

As of June 30, 2007, we had the following derivative instruments outstanding related to our interest rate swaps, which are included in “Other current assets” and “Other noncurrent assets” as determined by their termination dates:

Effective	Termination	Notional	Floating	Fixed	Fair
Date	Date	Amount	Rate	Rate	Value
(Dollars in Thousands)
September 1, 2005	September 2, 2008	$50,000	Three-month LIBOR	8.83%	$699
			plus 475 basis points

September 1, 2005	September 4, 2007	$50,000	Three-month LIBOR	8.48%	213
			plus 475 basis points

					$912

Subsequent to June 30, 2007, we terminated one swap scheduled to expire in September 2008 and received $0.7 million on July 17, 2007.

9.	Contingencies

Kazakhstan Tax Claims

On October 12, 2005, the Kazakhstan Branch (“PKD Kazakhstan”) of Parker Drilling Company International Limited (“PDCIL”) received an Act of Tax Audit from the Ministry of Finance of Kazakhstan (“MinFin”) assessing PKD Kazakhstan an amount of KZT (Kazakhstan Tenge) 14.9 billion (approximately $119.7 million). Approximately KZT 7.5 billion or $60.6 million was assessed for import Value Added Tax (“VAT”), administrative fines and interest on equipment imported to perform the drilling contracts (the “VAT Assessment”) and approximately KZT 7.4 billion or $59.1 million for corporate income tax, individual income tax and social tax, administrative fines and interest in connection with the reimbursements received from the client for the upgrade of Barge Rig 257 and other issues (the “Income Tax Assessment”).

The VAT and Income Tax Assessment were both appealed to the Astana City Court and on April 6, 2006, the Astana City Court issued an opinion in favor of PKD Kazakhstan on the Income Tax Assessment and in favor of MinFin on the VAT Assessment, but reduced the amount of the VAT Assessment. MinFin and PKD Kazakhstan both appealed the decision of the Astana City Court to the Civil Panel of the Supreme Court of Kazakhstan (“SCK”). On May 24, 2006, the Civil Panel of the SCK issued a decision upholding the ruling of the Astana City Court on the VAT Assessment. Consistent with its contractual obligations, on November 20, 2006, the client advanced the actual amount of the VAT Assessment and this amount has been remitted to MinFin. The client has also contractually agreed to reimburse PKD Kazakhstan for any incremental income taxes that PKD Kazakhstan incurs from the reimbursement of this VAT Assessment

Contrary to two previous rulings on this precise issue, the May 24, 2006, ruling of the Civil Panel of the SCK affirmed the Income Tax Assessment. PKD Kazakhstan immediately made application for a stay of execution of the ruling, based on the fact that the SCK has decided this issue in favor of PKD Kazakhstan on two previous occasions and because the decision is inconsistent with the US-Kazakhstan tax treaty, and also requested that the five-member supervisory panel of the SCK grant a supervisory review of the decision. On May 30, 2006, the SCK granted a stay of execution of the decision pending a determination of the five-member panel of the SCK whether or not to grant supervisory review of the decision.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
9.	Contingencies (continued)

Kazakhstan Tax Claims (continued)

The SCK repeatedly postponed a decision on the issue of supervisory review, which postponement was apparently granted to allow the Competent Authorities from the U.S. and the Republic of Kazakhstan (“RoK”) to address this matter. Competent Authority review is a tax treaty procedure to resolve disputes, including which country may tax income covered under the treaty. In response to the petition initiated by PKD Kazakhstan and pursuant to the Mutual Agreement Procedures of the U.S.-Kazakhstan Tax Treaty (the “Tax Treaty”), the Competent Authority of the U.S. IRS Treaty Division and MinFin held meetings but were unable to achieve mutual agreement as to which country may tax the income in issue under the Tax Treaty.

On April 12, 2007, the SCK determined that the May 24, 2006, ruling of the SCK should be reviewed by a five member supervisory panel of the SCK indicating it had doubts as to the lawfulness and validity of the May 24, 2006 ruling, including whether or not the ruling takes into account double taxation under the Tax Treaty.

On July 30, 2007, the SCK affirmed the May 24, 2006 ruling upholding the income tax assessment of MinFin. On August 2, 2007, PKD Kazakhstan filed an appeal to the twelve member plenum of the SCK pursuant to an RoK law that provides relief can be granted if enforcement of the ruling would result in economic harm to the RoK. On August 7, 2007, MinFin issued a notice of assessment of corporate income taxes of approximately US$40 million and interest of approximately US$30 million. A liability associated with this claim has been fully accrued as described in Note 6. PKD Kazakhstan immediately filed a Complaint Against the Notice requesting that the double taxation issue be resolved pursuant to the Competent Authority procedure, that interest be waived since Parker has paid tax on this income and that enforcement be suspended pending resolution of the double taxation issue. Parker’s counsel has advised that the Complaint has been received by MinFin and that under RoK law any enforcement action is stayed pending resolution of the Complaint. The Company anticipates that resumption of the Competent Authority proceedings in the immediate future will address the double taxation issue, although the Company has no assurance as to the ultimate resolution of the double taxation issue.

Bangladesh Claim

In September 2005, a subsidiary of the Company was served with a lawsuit filed in the 152nd District Court of Harris County State of Texas on behalf of numerous citizens of Bangladesh claiming $250 million in damages due to various types of property damage and personal injuries (none involving loss of life) arising as a result of two blowouts that occurred in Bangladesh in January and June 2005, although only the June 2005 blowout involved the Company. This case was dismissed against the subsidiary of the Company based on forum non conveniens, a legal defense raised by the subsidiary claiming that Houston, Texas, is not the appropriate location for this suit to be filed. The plaintiffs have appealed this dismissal; however the Company believes the plaintiffs’ prospects of being successful on appeal are remote.

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

Gulfco Site

In 2003 the Company received an information request under CERCLA designating a subsidiary of the Company as a potentially responsible party with respect to the Gulfco Marine Maintenance, Inc. Superfund Site in Freeport, Texas (EPA No. TX 055144539). We responded to this request in 2003 and have been in contact with EPA regarding the response. In July 2005, EPA issued a Unilateral Administrative Order for remedial investigation to five potentially responsible parties. The EPA order did not name us. According to EPA, three of the potentially responsible parties who received the order are currently performing a remedial investigation of the site to define the nature and extent of the contamination there. Based on the currently available information, we do not believe we have responsibility for the Gulfco Marine Site. Among other reasons, our subsidiary, Parker Drilling Offshore Company neither owned nor operated the site during the relevant time period, and is not otherwise connected to the site. If a claim were to be brought against us in the future by the United States or the parties performing the work, we would defend that action vigorously. The amount of any such future claim cannot be estimated with accuracy until after the remedial investigation is completed, but it is not expected to be material to our business or financial condition.

Freight Forwarding and Customs Agent Request

The U.S. Department of Justice has recently requested us to provide information regarding our utilization of the services of a freight forwarding and customs agent during the past five years to verify if the services provided by this freight forwarding and customs agent were in compliance with the Foreign Corrupt Practices Act. It is our understanding that a similar request was sent to several other service contractors. We are fully cooperating with the request for information.

10.	Recent Accounting Pronouncements — In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact on its Consolidated Financial Statements, if any, of the adoption of SFAS No. 159.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
11.	Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements — Set forth on the following pages are the unaudited consolidating condensed financial statements of (i) Parker Drilling, (ii) our restricted subsidiaries that are guarantors of the Senior Notes and (iii) our restricted and unrestricted subsidiaries that are not guarantors of the Senior Notes. All of our Senior Notes are guaranteed by substantially all of the restricted subsidiaries of Parker Drilling. There are currently no restrictions on the ability of the restricted subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries.
The non-guarantor subsidiaries are AralParker (a Kazakhstan closed joint stock company, owned 80 percent by Parker Drilling (Kazakstan), LLC and 20 percent by Aralnedra, CJSC), Casuarina Limited (a wholly-owned captive insurance company), KDN Drilling Limited, Mallard Drilling of South America, Inc., Mallard Drilling of Venezuela, Inc., Parker Drilling Investment Company, Parker Drilling (Nigeria) Limited, Parker Drilling Company (Bolivia) S.A., Parker Drilling Company Kuwait Limited, Parker Drilling Company Limited (Bahamas), Parker Drilling Company of New Zealand Limited, Parker Drilling Company of Sakhalin, Parker Drilling de Mexico, S. de R.L. de C.V., Parker Drilling International of New Zealand Limited, Parker Drilling Tengiz, Ltd., PD Servicios Integrales, S. de R.L. de C.V., PKD Sales Corporation, Parker SMNG Drilling Limited Liability Company (owned 50 percent by Parker Drilling Company International, LLC), Parker Drilling Asia Pacific, LLC, Parker Drilling Kazakhstan B.V., Parker Drilling Netherlands B.V., Parker Drilling International B.V., Parker Drilling Offshore B.V., Parker Drilling Overseas B.V., Parker Drilling Russia B.V., Parker Drilling Dutch B.V., Parker Drilling AME Limited, Parker Drillsource, LLC, Parker 3source, LLC, Parker Enex, LLC, Parker Hungary Rig Holdings Limited Liability Company, Parker 5272, LLC, Parker Drilling Spain Rig Services S.L., Parker Cyprus Leasing Limited, Parker Cyprus Ventures Limited, PD International Holdings C.V., PD Dutch Holdings C.V., PD Offshore Holdings C.V., PD Selective Holdings, C.V., PD Labor Services, Ltd., and PD Labor Sourcing, Ltd. We are providing unaudited consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006. The condensed consolidating financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)

	June 30, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$33,149	$12,858	$17,141	$—	$63,148
Marketable securities	37,200	2,000	—	—	39,200
Accounts and notes receivable, net	75,241	169,118	42,291	(149,008)	137,642
Rig materials and supplies	—	11,806	9,269	—	21,075
Deferred costs	—	5,140	4,203	—	9,343
Other current assets	35,358	9,426	1,036	54	45,874

Total current assets	180,948	210,348	73,940	(148,954)	316,282

Property, plant and equipment, net	134	438,670	86,946	122	525,872

Assets held for sale	—	—	—	—	—

Goodwill	—	100,315	—	—	100,315

Investment in subsidiaries and intercompany advances	708,900	891,582	21,828	(1,622,310)	—

Other noncurrent assets	15,946	26,053	14,669	—	56,668

Total assets	$905,928	$1,666,968	$197,383	$(1,771,142)	$999,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	46,324	195,734	45,266	(197,965)	$89,359
Accrued income taxes	1,636	9,125	1,584	—	12,345

Total current liabilities	47,960	204,859	46,850	(197,965)	101,704

Long-term debt	329,044	—	—	—	329,044
Other long-term liabilities	(34,702)	103,797	4,869	—	73,964
Long-term deferred tax liability	17,626	(620)	6,002	—	23,008
Intercompany payables	74,583	580,356	32,359	(687,298)	—

Stockholders’ equity:
Common stock	18,615	39,899	21,153	(61,052)	18,615
Capital in excess of par value	587,821	1,041,930	86,553	(1,128,483)	587,821
Retained earnings (accumulated deficit)	(135,019)	(303,253)	(403)	303,656	(135,019)

Total stockholders’ equity	471,417	778,576	107,303	(885,879)	471,417

Total liabilities and stockholders’ equity	$905,928	$1,666,968	$197,383	$(1,771,142)	$999,137

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)

	Three months ended June 30, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Drilling and rental revenues	$—	$136,568	$22,036	$(8,327)	$150,277

Drilling and rental operating expenses	1	75,897	20,188	(8,332)	87,754
Depreciation and amortization	—	18,484	1,158	—	19,642

Drilling and rental operating income	(1)	42,187	690	5	42,881

General and administration expense (1)	(42)	(6,177)	(27)	—	(6,246)
Gain (loss) on disposition of assets, net	—	253	16	—	269

Total operating income (loss)	(43)	36,263	679	5	36,904

Other income and (expense):
Interest expense	(7,175)	(11,795)	(165)	13,150	(5,985)
Changes in fair value of derivative positions	(28)	—	—	—	(28)
Interest income	11,989	2,059	814	(13,150)	1,712
Loss on extinguishment of debt	—	—	—	—	—
Minority interest	—	—	—	—	—
Other	5	70	—	(5)	70
Equity in net earnings of subsidiaries	18,722	—	—	(18,722)	—

Total other income and (expense)	23,513	(9,666)	649	(18,727)	(4,231)

Income (loss) before income taxes	23,470	26,597	1,328	(18,722)	32,673

Income tax expense :
Current	3,821	1,409	1,383	—	6,613
Deferred	2,789	6,125	286	—	9,200

Income tax expense	6,610	7,534	1,669	—	15,813

Net income (loss)	$16,860	$19,063	$(341)	$(18,722)	$16,860

(1)	All field operations general and administration expenses are included in operating expenses.

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)

	Six months ended June 30, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Drilling and rental revenues	$—	$274,706	$41,878 $	(15,034)	$301,550

Drilling and rental operating expenses	1	149,471	37,028	(15,039)	171,461
Depreciation and amortization	—	35,505	2,196	—	37,701

Drilling and rental operating income	(1)	89,730	2,654	5	92,388

General and administration expense (1)	(83)	(11,963)	(88)	—	(12,134)
Gain (loss) on disposition of assets, net	—	16,677	(4)	—	16,673

Total operating income (loss)	(84)	94,444	2,562	5	96,927

Other income and (expense):
Interest expense	(14,696)	(23,591)	(401)	26,373	(12,315)
Changes in fair value of derivative positions	(409)	—	—	—	(409)
Interest income	24,111	4,157	1,601	(26,373)	3,496
Loss on extinguishment of debt	—	—	—	—	—
Minority interest	—	—	(1,000)	—	(1,000)
Other	5	64	13	(5)	77
Equity in net earnings of subsidiaries	58,281	—	—	(58,281)	—

Total other income and (expense)	67,292	(19,370)	213	(58,286)	(10,151)

Income (loss) before income taxes	67,208	75,074	2,775	(58,281)	86,776

Income tax expense :
Current	17,153	9,468	2,004	—	28,625
Deferred	3,201	7,541	555	—	11,297

Income tax expense	20,354	17,009	2,559	—	39,922

Net income (loss)	$46,854	$58,065	$216	$(58,281)	$46,854

(1)	All field operations general and administration expenses are included in operating expenses.

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	Six months ended June 30, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$46,854	$58,065	$216	$(58,281)	$46,854
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	35,505	2,196	—	37,701
Amortization of debt issuance and premium	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	—
Loss/(gain) on disposition of assets	—	(16,677)	4	—	(16,673)
Deferred tax expense	3,201	7,541	555	—	11,297
Other	6,000	600	—	—	6,600
Equity in net earnings of subsidiaries	(58,281)	—	—	58,281	—
Change in operating assets and liabilities	(30,477)	(57,507)	39,390	—	(48,594)

Net cash provided by (used in) operating activities	(32,703)	27,527	42,361	—	37,185

Cash flows from investing activities:
Capital expenditures	—	(109,071)	(20,566)	—	(129,637)
Proceeds from the sale of assets	—	9,694	12,280	—	21,974
Proceeds from insurance settlements	—	—	—	—	—
Purchase of marketable securities	(48,675)	—	—	—	(48,675)
Sale of marketable securities	72,395	—	—	—	72,395

Net cash (used in) investing activities	23,720	(99,377)	(8,286)	—	(83,943)

Cash flows from financing activities:
Principal payments under debt obligations	—	—	—	—	—
Proceeds from common stock offering	—	—	—	—	—
Proceeds from stock options exercised	15,791	—	—	—	15,791
Excess tax benefit from stock based compensation	1,912	—	—	—	1,912
Intercompany advances, net	(35,600)	70,341	(34,741)	—	—

Net cash provided by (used in) financing activities	(17,897)	70,341	(34,741)	—	17,703

Net increase in cash and cash equivalents	(26,880)	(1,509)	(666)	—	(29,055)
Cash and cash equivalents at beginning of year	60,029	14,367	17,807	—	92,203

Cash and cash equivalents at end of period	$33,149	$12,858	$17,141	$—	$63,148

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended June 30, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$25,219	$46,486	$(6,382)	$(40,104)	$25,219
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	32,662	2,010	—	34,672
Gain on disposition of assets	6	(2,516)	(63)	—	(2,573)
Deferred tax expense (benefit)	19,981	(462)	145	—	19,664
Expenses not requiring cash	5,228	600	—	—	5,828
Equity in net earnings of subsidiaries	(40,104)	—	—	40,104	—
Change in operating assets and liabilities	(10,618)	(6,210)	13,061	—	(3,767)

Net cash provide by (used in) operating activities	(288)	70,560	8,771	—	79,043

Cash flows from investing activities:
Capital expenditures	—	(78,096)	(2,146)	—	(80,242)
Proceeds from the sale of assets	(6)	1,395	734	—	2,123
Proceeds from insurance settlements	—	2,501	—	—	2,501
Purchase of marketable securities	(136,120)	—	—	—	(136,120)
Proceeds from sale of marketable securities	126,550	—	—	—	126,550

Net cash used in investing activities	(9,576)	(74,200)	(1,412)	—	(85,188)

Cash flows from financing activities:
Proceeds from common stock offering	99,947	—	—	—	99,947
Proceeds from stock options exercised	6,641	—	—	—	6,641
Excess tax benefit from stock-based compensation	2,063	—	—	—	2,063
Intercompany advances, net	(3,421)	3,050	371	—	—

Net cash provided by financing activities	105,230	3,050	371	—	108,651

Net increase (decrease) in cash and cash equivalents	95,366	(590)	7,730	—	102,506
Cash and cash equivalents at beginning of year	31,978	11,145	17,053	—	60,176

Cash and cash equivalents at end of period	$127,344	$10,555	$24,783	$—	$162,682

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Form 10-Q, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:
•	stability of prices and demand for oil and natural gas;

•	levels of oil and natural gas exploration and production activities;

•	demand for contract drilling and drilling related services and demand for rental tools;

•	our future operating results and profitability;

•	our future rig utilization, dayrates and rental tools activity;

•	entering into new, or extending existing, drilling contracts and our expectations concerning when our rigs will commence operations under such contracts;

•	growth through acquisitions of companies or assets;

•	construction or upgrades of rigs and expectations regarding when these rigs will commence operations;

•	capital expenditures for acquisition of rigs, construction of new rigs or major upgrades to existing rigs;

•	entering into joint venture agreements with local companies;

•	our future liquidity;

•	availability and sources of funds to reduce our debt and expectations of when debt will be reduced;

•	the outcome of pending or future legal proceedings, tax assessments and other claims;

•	the availability of insurance coverage for pending or future claims;

•	the enforceability of contractual indemnification in relation to pending or future claims;

•	compliance with covenants under our senior credit facility and indentures for our senior notes; and

•	organic growth of our operations.
     In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although our management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as any other cautionary language included in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our “forward-looking statements:” worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business;

DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS (continued)
•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business;

•	the U.S. economy and the demand for natural gas;

•	fluctuations in the market prices of oil and gas;

•	imposition of unanticipated trade restrictions;

•	unanticipated operating hazards and uninsured risks;

•	political instability, terrorism or war;

•	governmental regulations, including changes in accounting rules or tax laws or ability to remit funds to the U.S., that adversely affect the cost of doing business;

•	adverse environmental events;

•	adverse weather conditions;

•	changes in the concentration of customer and supplier relationships;

•	unexpected cost increases for new construction and upgrade and refurbishment projects;

•	delays in obtaining components for capital projects and in ongoing operational maintenance;

•	shortages of skilled labor;

•	unanticipated cancellation of contracts by operators without cause;

•	breakdown of equipment;

•	other operational problems including delays in start-up of operations

•	changes in competition;

•	the effect of litigation and contingencies; and

•	other similar factors (some of which are discussed in documents referred to in this Form 10-Q).
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

OUTLOOK AND OVERVIEW
     Our international land rigs continued their transition to new contracts and we anticipate that full scale operations under these new contracts will drive significant revenue increases in the third and fourth quarters. Our barge drilling operations in the U.S. Gulf of Mexico again provided the primary basis for excellent results in the second quarter of 2007 and we expect continued strong results from our barge drilling operations through the end of 2007. Our rental tools operations provided yet another good quarter and we anticipate an increase in rental activity as additional equipment continues to be delivered.
Overview
     Drilling and rental operating income was up eight percent over the second quarter of 2006 due to the strength of the drilling barge operations in the U.S. Gulf of Mexico. Customer preference for our rigs and operational performance drove both utilization and dayrates although the market continued to soften. Strategic upgrades and major refurbishments of two thirds of our barge rigs over the last two years have served us well. Overall, our Gulf of Mexico barge fleet has reported increasing dayrates over the past 16 consecutive quarters. Utilization for our deep barges averaged 93 percent for the second quarter of 2007 and 54 percent for our intermediate barges.
     Quail Tools contributed $13.3 million in operating income in the second quarter of 2007, which was down $1.2 million from the second quarter of 2006. This decline was the result of supplier delays in delivery of new rental equipment and customer delays on deepwater projects in the U.S. market.

OUTLOOK AND OVERVIEW (continued)
Overview (continued)
     Our international drilling operating income was down $3.5 million in the second quarter of 2007 as compared to the second quarter of 2006 as we continued to deploy rigs whose contracts ended in 2006 to new contracts. Operations under five of these new contracts commenced late in the second quarter and early in the third quarter and seven are anticipated to commence during the remainder of the third and the fourth quarters of 2007. In the second quarter of 2006, we had one rig still under contract on our Tengizchevroil (“TCO”) contract, an O&M contract for a water injection well on Sakhalin Island and received lump sum demobilization fees as our rigs completed contracts in Turkmenistan. Also, we sold our Nigerian barge assets in the third quarter of 2006 and exited the country as a part of our strategic realignment of assets.
     On July 5, 2007, we closed on a public offering of $125.0 million aggregate principal amount of 2.125% convertible senior notes due 2102 that will reduce our cash interest costs significantly. Capital expenditures through June 30, 2007 totaled $129.6 million, including $3.4 million of capitalized interest relating to rig construction projects.
Outlook
     Rig refurbishments have contributed to our operating performance in the GOM barge drilling market as we continue to execute our strategic plan to provide preferred rigs. Three rigs completed refurbishment during the second quarter of 2007 with all three mobilizing for contracts in June. The upgrades associated with these refurbishments are a significant factor in achieving our current utilization of 100 percent for both deep and intermediate drilling barges.
     Following initial delays in delivery of equipment expected in the second quarter, Quail Tools has now received the majority of the rental equipment ordered more than a year ago. As a result, Quail has experienced a 10 percent increase in rental activity since the end of the second quarter.
     In Mexico, we accomplished several start-ups under our new five-rig contract at significantly higher dayrates. Rig 256 was mobilized to Mexico after completing a well in the U. S. and began drilling in Mexico in mid-June. Rigs 165 and 221, which had been stacked since completing operations in Mexico in 2006, began drilling in the last week of May and the first week of June, respectively. Two of our new build 2,000 horsepower rigs slated for this five rig contract are currently rigging up.
     The significant growth potential of the Northern Africa and Middle East markets on which we began to focus over a year ago continues to develop positively. The other two of our four 2,000 horsepower new build rigs are now operating in Algeria; one commenced in late June and the other in mid-July. Another previously stacked rig has been mobilized to Libya and is readying for a third quarter start up. Two of the six rigs under contract in our Saudi Arabia joint venture are drilling and another three are readying for operation, with the sixth scheduled for arrival during the third quarter. The opportunities for additional work in this region in 2008 are strong.
     In our CIS region, two additional rigs mobilized to begin a new three year contract in the Karachaganak region of Kazakhstan during the second quarter, with one spudding in late July and one scheduled for spud in August. Rig 236 completed its work under contract in western Kazakhstan and is mobilizing to a new, one-year contract in the same area. The Asia Pacific region experienced a temporary slowdown as only one-third of our rigs in New Zealand and Indonesia operated during the first six months of 2007. The two rigs stacked in New Zealand will return to work in the third quarter under new contracts, and one rig will return to work in Indonesia as well. Utilization remains at 100 percent for our two rigs in Papua New Guinea.

OUTLOOK AND OVERVIEW (continued)
Outlook (continued)
Recent Events
     As noted in Note 9, we have been contesting an income tax assessment of the Ministry of Finance (“MinFin”) of the Republic of Kazakhstan (“RoK”) relating to some reimbursements received in the United States for costs incurred in performing modifications to a barge drilling rig that was later transported to the RoK waters of the North Caspian Sea. We received two prior rulings of the Supreme Court of the RoK (“SCK”) which determined that the income tax assessment was improper, but in May 2006 the SCK reversed its earlier ruling and upheld the assessment and the supervisory panel of the SCK affirmed this ruling on July 30, 2007. We have appealed this ruling to the twelve member plenum of the SCK on the grounds that any formal assessment or enforcement of the income tax assessment is in violation of the US-Kazakhstan Income Tax Treaty which will result in adverse economic consequences to the RoK. We received a formal assessment of income taxes from MinFin to which we immediately filed a Complaint Against the Notice requesting a resumption of the Competent Authority proceedings to resolve the double taxation issue, that interest be waived and that any enforcement of the assessment be stayed pending resolution of the double taxation issue. Parker’s counsel has advised that the Complaint has been received by MinFin and that under RoK law any enforcement action is stayed pending resolution of the Complaint. The Company anticipates that resumption of the Competent Authority proceedings in the immediate future will address the double taxation issue, although the Company has no assurance as to the ultimate resolution of the double taxation issue.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
     We recorded net income of $16.9 million for the three months ended June 30, 2007, as compared to net income of $13.8 million for the three months ended June 30, 2006. Drilling and rental operating income was $42.9 million for the three months ended June 30, 2007 as compared to $39.6 million for the three months ended June 30, 2006. Gain on disposition of assets for the current quarter was $0.3 million as compared to $2.1 million in the comparable quarter in 2006.
     The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended June 30,
	2007		2006
	(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$57,651	38%	$42,697	29%
International drilling	61,196	41%	72,972	50%
Rental tools	31,430	21%	30,319	21%

Total drilling and rental revenues	$150,277	100%	$145,988	100%

Drilling and rental operating income:
U.S. drilling gross margin excluding depreciation and amortization (1)	$33,035	57%	$22,883	54%
International drilling gross margin excluding depreciation and amortization (1)	10,579	17%	15,118	21%
Rental tools gross margin excluding depreciation and amortization (1)	18,909	60%	19,350	64%
Depreciation and amortization	(19,642)		(17,715)

Total drilling and rental operating income (2)	42,881		39,636

General and administration expense	(6,246)		(7,575)
Gain on disposition of assets, net	269		2,125

Total operating income	$36,904		$34,186

(1)	Drilling and rental gross margins, excluding depreciation and amortization, are computed as drilling and rental revenues less direct drilling and rental operating expenses, excluding depreciation and amortization expense; drilling and rental gross margin percentages are computed as drilling and rental gross margin, excluding depreciation and amortization, as a percent of drilling and rental revenues. The gross margin amounts, excluding depreciation and amortization, and gross margin percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (“GAAP”). However, we monitor our business segments based on several criteria, including drilling and rental gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

RESULTS OF OPERATIONS (continued)

		International
	U.S. Drilling	Drilling	Rental Tools
	(Dollars in Thousands)
Three Months Ended June 30, 2007
Drilling and rental operating income (2)	$25,281	$4,347	$13,253
Depreciation and amortization	7,754	6,232	5,656

Drilling and rental gross margin excluding depreciation and amortization	$33,035	$10,579	$18,909

Three Months Ended June 30, 2006
Drilling and rental operating income (2)	$17,341	$7,827	$14,468
Depreciation and amortization	5,542	7,291	4,882

Drilling and rental gross margin excluding depreciation and amortization	$22,883	$15,118	$19,350

(2)	Drilling and rental operating income — drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.
U.S. Drilling Segment
     Revenues for the U.S drilling segment increased $15.0 million to $57.7 million for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006. The increased revenues were primarily due to a $10.5 million increase for our barge drilling operations from significantly higher dayrates that more than offset fewer operating days, primarily related to the sale of workover barge Rigs 9 and 26 (see Note 5) and the continued refurbishment of Barge Rig 8 during the second quarter of 2007. Barge Rig 12 was undergoing an upgrade from workover to deep drilling status until late May 2006 and newly constructed Barge Rig 77 also began operations in December 2006. During the last half of 2006 we also had two repositioned international land rigs operating in the U.S. market one of which contributed $3.3 million to the increase in U.S. drilling segment revenues, while the other rig ceased operations at the end of the first quarter and began drilling mid-June in Mexico.
     Average dayrates for the deep drilling barge rigs increased approximately $11,200 per day in 2007 as compared to 2006. As a result of approximately 33 percent higher dayrates on all barge rigs and the one operating land rig, and effective operating cost controls, gross margins, excluding depreciation and amortization, increased $10.2 million to $33.0 million. This increase includes $0.3 million for the land rig referred to above as well as an additional $0.7 million related to the BP Liberty engineering and procurement project.
International Drilling Segment
     International drilling revenues decreased $11.8 million to $61.2 million during the second quarter of 2007 as compared to the second quarter of 2006. Of this decrease, $6.8 million is related to international land drilling revenues and $5.0 million to revenues from offshore operations. The decline in land revenues relates primarily to completion of contracts in 2006, including seven land rigs working in Mexico, three rigs working under our TCO contract in Kazakhstan and three rigs in Turkmenistan. The decline of $5.0 million in offshore operations is due primarily to the sale of our barge rigs in Nigeria in August 2006, partially offset by a $1.3 million improvement in Barge Rig 53 revenues in Mexico due primarily to a higher dayrate.
     Overall, land revenues in the CIS decreased by $7.4 million due to the TCO contract completion in 2006 ($6.2 million), the release of our three rigs in Turkmenistan ($3.4 million) during the third quarter of 2006 and a reduction in revenues related to our Sakhalin Island operations ($4.9 million) primarily related to the completion of a water injection well project in July 2006. In the Karachaganak area of Kazakhstan, revenues increased by $0.6 million as a result of the addition of Rigs 249 and 258 (from the TCO contract) which earned pre-mobilization standby dayrates of $0.5 million during the current quarter. Revenues on our O&M contract on Sakhalin Island increased $2.2 million in the second quarter of 2007 and Rig 236, which began drilling in Kazakhstan in late 2006, contributed $4.3 million in revenues in the second quarter of 2007. In our Asia Pacific region, revenues decreased $5.2 million due mainly to completion of our contract within Bangladesh for Rig 225 ($3.3 million) and O&M contracts within Papua New Guinea ($1.0 million) and lower utilization in New Zealand, with only one of three rigs working in the second quarter ($0.9 million).

RESULTS OF OPERATIONS (continued)
International Drilling Segment (continued)
     Gross margin, excluding depreciation and amortization, for international land operations decreased by $5.4 million, due primarily to the completion of contract wells in Mexico and under our TCO contract, the release of rigs in Turkmenistan, the shifting of Rig 122 and 256 revenues to U.S. operations, all of which occurred in 2006. In addition, two rigs in New Zealand completed contracts, one in the fourth quarter of 2006 and one in the first quarter of 2007. In Colombia, gross margin, excluding depreciation and amortization, increased by $4.1 million as two rigs drilled the entire quarter in 2007, compared to no rigs operating in Colombia in the second quarter of 2006. For Rig 236 in Kazakhstan, gross margin, excluding depreciation and amortization, increased $1.1 million as the rig operated all of the second quarter of 2007, and did not enter the region until late 2006. Mexico’s gross margin, excluding depreciation and amortization, increased $3.9 million due to lower expenses in 2007 as 2006 included costs to close down operations and relocate the rigs out of the country.
     International offshore revenues declined $5.0 million to $8.9 million during the second quarter of 2007 compared to the second quarter of 2006. This decrease was due primarily to the sale of our Nigerian barge rigs in the third quarter of 2006. Revenues for Barge Rig 53 in Mexico increased $1.3 million due to a higher dayrate. Gross margins, excluding depreciation and amortization, for international offshore operations increased $0.9 million as a result of the higher dayrate in Mexico combined with better cost control in the Caspian Sea, offset partially by the sale of the Nigerian barge rigs.
Rental Tools Segment
     Rental tools revenues increased $1.1 million to $31.4 million during the second quarter of 2007 as compared to the second quarter of 2006. The increase was due primarily to an increase in rental revenues of $2.8 million at our Texarkana operations, $0.9 million from our New Iberia, Louisiana operations, $0.7 million from our Wyoming operations, and $1.0 million from our international operations, partially offset by declines of $2.7 million and $1.5 million at our Victoria and Odessa, Texas locations, respectively. Revenues increased primarily due to higher demand and higher rental tool sales.
     Rental tools gross margins, excluding depreciation and amortization, decreased $0.4 million to $18.9 million for the current quarter as compared to the second quarter of 2006. Gross margin percentage, excluding depreciation and amortization, decreased to 60 percent in the current quarter as compared to 64 percent in the comparable period in 2006. The margin decline relates to higher tool sales in the first quarter of 2006. The expansion of Quail is well underway as equipment is being delivered to Quail’s new facility in Texarkana, Texas, which opened in April 2007. The new facility provides increased coverage of the Barnett, Fayetteville and Woodford shale areas in East Texas, Arkansas and Oklahoma.
Other Financial Data
     Gain on asset dispositions was $0.3 million, a decrease of $1.8 million as a result of minor asset sales in the second quarter of 2007 as compared to a gain of $2.1 million in 2006. The Company’s 2006 gain related primarily to the sale of the remaining salvageable assets in connection with the loss of Rig 255 in Bangladesh that occurred in 2005. Interest expense declined $2.2 million in the second quarter of 2007 as compared to the second quarter of 2006 due to lower outstanding debt and capitalization of $1.9 million in interest on rig construction projects in 2007 as compared to $0.7 million of capitalized interest in the second quarter of 2006. Interest income decreased $0.3 million due to higher investments in marketable securities in the second quarter of 2006 as compared to 2007. General and administration expense decreased $1.4 million as compared to the second quarter of 2006 due to a revision of our allocation method to more fairly match overhead costs directly to our operations.

RESULTS OF OPERATIONS (continued)
Other Financial Data (continued)
     In 2004, we entered into two variable-to-fixed interest rate swap agreements, one of which is still outstanding. The swap agreements do not qualify for hedge accounting and accordingly, we are reporting the mark-to-market change in the fair value of the interest rate derivatives currently in earnings. For the three months ended June 30, 2007 the fair value of the derivative positions remained relatively unchanged and for the three months ended June 30, 2006 we recognized a $0.4 million increase in the fair value of the derivative positions. For additional information see Note 9 in the notes to the unaudited consolidated condensed financial statements. Subsequent to June 30, 2007, we terminated one swap scheduled to expire in September 2008 and received $0.7 million on July 17, 2007.
     Income tax expense was $15.8 million for the second quarter of 2007 as compared to $14.7 million for the second quarter of 2006. Income tax for 2007 includes $4.0 million of interest and foreign currency exchange rate fluctuations related to our FIN 48 calculation.
Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006
     We recorded net income of $46.9 million for the six months ended June 30, 2007, as compared to net income of $25.2 million for the six months ended June 30, 2006. Drilling and rental operating income was $92.4 million for the six months ended June 30, 2007 as compared to $80.7 million for the three months ended June 30, 2006. Gain on disposition of assets for the current period was $16.7 million as compared to $2.6 million in the comparable period in 2006.
     The following is an analysis of our operating results for the comparable periods:

	Six Months Ended June 30,
	2007		2006
	(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$119,275	40%	$82,950	28%
International drilling	120,870	40%	152,802	52%
Rental tools	61,405	20%	57,570	20%

Total drilling and rental revenues	$301,550	100%	$293,322	100%

Drilling and rental operating income:
U.S. drilling gross margin excluding depreciation and amortization (1)	$67,898	57%	$45,666	55%
International drilling gross margin excluding depreciation and amortization (1)	24,470	20%	33,576	22%
Rental tools gross margin excluding depreciation and amortization (1)	37,721	61%	36,131	63%
Depreciation and amortization	(37,701)		(34,672)

Total drilling and rental operating income (2)	92,388		80,701

General and administration expense	(12,134)		(15,269)
Gain on disposition of assets, net	16,673		2,573

Total operating income	$96,927		$68,005

(1)	Drilling and rental gross margins, excluding depreciation and amortization, are computed as drilling and rental revenues less direct drilling and rental operating expenses, excluding depreciation and amortization expense; drilling and rental gross margin percentages are computed as drilling and rental gross margin, excluding depreciation and amortization, as a percent of drilling and rental revenues. The gross margin amounts, excluding depreciation and amortization, and gross margin percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (“GAAP”). However, we monitor our business segments based on several criteria, including drilling and rental gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

RESULTS OF OPERATIONS (continued)

		International
	U.S. Drilling	Drilling	Rental Tools
	(Dollars in Thousands)
Six Months Ended June 30, 2007
Drilling and rental operating income (2)	$52,755	$12,607	$27,026
Depreciation and amortization	15,143	11,863	10,695

Drilling and rental gross margin excluding depreciation and amortization	$67,898	$24,470	$37,721

Six Months Ended June 30, 2006
Drilling and rental operating income (2)	$35,067	$18,980	$26,654
Depreciation and amortization	10,599	14,596	9,477

Drilling and rental gross margin excluding depreciation and amortization	$45,666	$33,576	$36,131

(2)	Drilling and rental operating income — drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.
U.S. Drilling Segment
     Revenues for the U.S drilling segment increased $36.3 million to $119.3 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increased revenues were primarily due to a $24.7 million increase for our barge drilling operations from significantly higher dayrates that more than offset fewer operating days, primarily related to the sale of workover Barge Rigs 9 and 26 (see Note 5) and the refurbishment of Barge Rig 8 during the second quarter of 2007. Barge Rig 12 was undergoing an upgrade from workover to deep drilling status until late May 2006 and newly constructed Barge Rig 77 also began operations in December 2006. During the last half of 2006 we also had two repositioned international land rigs operating in the U.S. market which contributed $9.8 million to the increase in U.S. drilling segment revenues as well as an additional $1.8 million related to the BP Liberty engineering and procurement project.
     Average dayrates for the deep drilling barge rigs increased approximately $12,500 per day in 2007 as compared to 2006. As a result of approximately 48 percent higher dayrates on all barge rigs, the addition of two land rigs and effective operating cost controls, gross margins, excluding depreciation and amortization, increased $22.2 million to $67.9 million. This increase includes $2.1 million for the two land rigs and $1.3 million for the engineering project referred to above.
International Drilling Segment
     International drilling revenues decreased $31.9 million to $120.9 million during the first six months of 2007 as compared to the first six months of 2006. Of this decrease, $21.0 million is related to international land drilling revenues and $10.9 million to revenues from offshore operations. The decline in land revenues relates primarily to completion of our contracts for rigs working in Mexico, the release of rigs previously working under our TCO contract in Kazakhstan and the completion of our contract wells in Turkmenistan. The decline of $10.9 million in offshore operations is due primarily to the sale of our barge rigs in Nigeria.
     Overall, land revenues in the CIS decreased by $20.5 million due to the TCO contract completion in 2006 ($19.4 million), the release of our three rigs in Turkmenistan ($8.3 million) during the third quarter of 2006 and a reduction in revenues related to our Sakhalin Island operations ($5.9 million) primarily related to lower reimbursable revenues and the completion of a water reinjection well project in July 2006. In the Karachaganak area of Kazakhstan, revenues increased by $3.8 million as a result of higher dayrates and the addition of Rig 107 (which was released in late December 2005 from the TCO contract) which commenced operations at the end of March 2006 and the addition of Rigs 249 and 258 (from the TCO contract) which earned pre-mobilization standby dayrates of $2.7 million during the current period. In addition Rig 236, which began drilling in Kazakhstan in late 2006, contributed $8.3 million in revenues. In our Asia Pacific region, revenues decreased $3.3 million due mainly to terminations of contracts within Bangladesh for Rig 225 ($2.0 million) and an additional 211 stacked days for two of our rigs within New Zealand ($1.0 million).

RESULTS OF OPERATIONS (continued)
International Drilling Segment (continued)
     Gross margin, excluding depreciation and amortization, for international land operations decreased by $11.2 million, due primarily to the completion of contract wells under our TCO contract, the release of rigs in Turkmenistan, and shifting of Rig 122 and 256 to U.S. operations. In Mexico gross margin, excluding depreciation and amortization, improved by $4.1 million due to lower expenses in 2007, as 2006 included costs to close down operations and relocate the rigs out of the country. In Colombia, gross margin, excluding depreciation and amortization, increased by $7.9 million as two rigs drilled the entire period in 2007, compared to no rigs operating in Colombia in the comparable period of 2006. In the Karachaganak area of Kazakhstan, gross margin, excluding depreciation and amortization, increased $2.5 million as two rigs operated all of the period of 2007, compared to one rig in the comparable period of 2006 and also as a result of pre-mobilization standby revenues on another two rigs received in the first six months of 2007. Rig 236, also in Kazakhstan contributed an increase of $2.4 million for the period of 2007, as this rig was not working in the region in the comparable period in 2006.
     International offshore revenues declined $10.9 million to $16.7 million during the first six months of 2007 compared to the first six months of 2006. This decrease was due primarily to the sale of our Nigerian barge rigs in the third quarter of 2006. Revenues for Barge Rig 53 in Mexico increased $1.9 million due to a higher dayrate. Gross margins, excluding depreciation and amortization, for international offshore operations increased $2.1 million as a result of the higher dayrate in Mexico combined with better cost controls in the Caspian Sea, partially offset by the sale of the Nigeria barge rigs.
Rental Tools Segment
     Rental tools revenues increased $3.8 million to $61.4 million during the first six months of 2007 as compared to the first six months of 2006. The increase was due primarily to an increase in rental revenues of $1.1 million from our international operations, $2.6 million from our Wyoming operations, $0.5 million at our New Iberia, Louisiana location, partially offset by a decline of $0.3 million from our Texas operations.
     Revenues increased primarily due to higher demand and higher rental tool sales. Rental tools gross margins, excluding depreciation and amortization, increased $1.6 million to $37.7 million for the current period as compared to the comparable period of 2006. Gross margin percentage, excluding depreciation and amortization, decreased to 61 percent in the current period as compared to 63 percent in the comparable period in 2006, due primarily to fewer equipment sales.
Other Financial Data
     Gain on asset dispositions increased by $14.1 million, due to the gain on the sale of the two workover barge rigs in the first quarter of 2007. Interest expense declined $5.0 million in the second quarter of 2007 as compared to the second quarter of 2006 due to lower outstanding debt and capitalization of $3.4 million in interest on rig construction projects in 2007. There was $0.7 million capitalized interest in the first six months of 2006. Interest income for the current period was relatively unchanged when compared to the same period for 2006. General and administration expense decreased $3.2 million as compared to first six months of 2006 due to a revision of our allocation method to more fairly match overhead costs directly to our operations..
     In 2004, we entered into two variable-to-fixed interest rate swap agreements. The swap agreements do not qualify for hedge accounting and accordingly, we are reporting the mark-to-market change in the fair value of the interest rate derivatives currently in earnings. For the six months ended June 30, 2007, we recognized a $.0.4 million decrease in the fair value of the derivative positions and for the six months ended June 30, 2006 we recognized a $1.2 million increase in the fair value of the derivative positions. For additional information see Note 8 in the notes to the unaudited consolidated condensed financial statements. Subsequent to June 30, 2007, we terminated one swap scheduled to expire in September 2008 and received $0.7 million on July 17, 2007.

RESULTS OF OPERATIONS (continued)
Other Financial Data (continued)
     Income tax expense was $39.9 million for the first six months of 2007 as compared to $29.2 million for the second quarter of 2006. The $10.7 million increase in taxes during the current period was due primarily to the impact of the gain on the sale of the two U.S. workover barge rigs, the inclusion of FIN 48 interest and foreign currency exchange rate fluctuation described in Note 6 and the increase in operating income related to U.S. operations.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     As of June 30, 2007, we had cash, cash equivalents and marketable securities of $102.3 million, a decrease of $52.8 million from December 31, 2006. The primary sources of cash for the six-month period as reflected on the consolidated condensed statements of cash flows were $37.2 million provided by operating activities and $15.8 million from stock options exercised. The primary use of cash was $83.9 million used in investing activities, including proceeds of $20.5 million from the sale of two workover barge rigs, and $129.6 million for capital expenditures. Major capital expenditures for the period included $35.4 million on construction of new land rigs and $41.9 million for tubulars and other rental tools for Quail Tools.
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
     Our current $40.0 million credit facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Availability under the revolving credit facility is subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tools equipment. The credit facility calls for a borrowing base calculation only when the credit facility has outstanding loans, including letters of credit, totaling at least $25.0 million. As of June 30, 2007, there were $17.6 million in letters of credit outstanding and no loans.

LIQUIDITY AND CAPITAL RESOURCES (continued)
Financing Activity (continued)
     We had total long-term debt of $329.0 million as of June 30, 2007. The long-term debt included:
•	$100.0 million aggregate principal amount of Senior Floating Rate Notes bearing interest at a rate of LIBOR plus 4.75%, which are due September 1, 2010; and

•	$225.0 million aggregate principal amount of 9.625% Senior Notes, which are due October 1, 2013 plus an associated $4.0 million in unamortized debt premium.
     As of June 30, 2007, we had approximately $124.7 million of liquidity. This liquidity was comprised of $102.3 million of cash, cash equivalents and marketable securities on hand and $22.4 million of availability under the revolving credit facility. We do not have any unconsolidated special-purpose entities, off-balance-sheet financing arrangements nor guarantees of third-party financial obligations. We have no energy or commodity contracts.
     The following table summarizes our future contractual cash obligations as of June 30, 2007:

		Less than			More than
	Total	1 Year	Years 2 - 3	Years 4 - 5	5 Years
	(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$325,000	$—	$—	$100,000	$225,000
Long-term debt — interest (1)	163,284	30,457	60,973	44,784	27,070
Operating leases (2)	9,640	4,627	3,805	1,208	—
Purchase commitments (3)	31,735	31,735	—	—	—

Total contractual obligations	$529,659	$66,819	$64,778	$145,992	$252,070

Commercial commitments:
Revolving credit facility (4)	$—	$—	$—	$—	$—
Standby letters of credit (4)	17,570	17,570	—	—	—

Total commercial commitments (5)	$17,570	$17,570	$—	$—	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.625% Senior Notes. The remaining unamortized premium of $4.0 million is not included in the contractual cash obligations schedule. A portion of the interest on the Senior Floating Rate Notes has been fixed through variable-to-fixed interest rate swap agreements. The issuer (Bank of America, N.A.) of each swap has the option to extend each swap for an additional two years at the termination of the initial swap period. For the purpose of this table, the highest interest rate currently hedged is used in calculating the interest on future floating rate periods.

(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3)	We have purchase commitments outstanding as of June 30, 2007, related to rig upgrade projects and new rig construction.

(4)	We have a $40.0 million revolving credit facility. As of June 30, 2007, no amounts have been drawn down, but $17.6 million of availability has been used to support letters of credit that have been issued, resulting in an estimated $22.4 million of availability. The revolving credit facility expires in December 2007.
     Subsequent to June 30, 2007 and with consent from our credit facility participants, on July 5, 2007, we issued $125.0 million aggregate principal amount of 2.125% Convertible Notes due July 15, 2012 pursuant to a prospectus dated June 28, 2007. Interest is payable semiannually on July 15th and January 15th. The initial conversion price is approximately $13.85 per share and is subject to adjustment for the occurrence of certain events stated within the indenture. Proceeds from the transaction will be used to call our outstanding Floating Rate notes in September 2007, to pay the net cost of hedge and warrant transactions, and for general corporate purposes. Effectively, the hedge and warrant transactions increase the conversion price to approximately $18.29 per share.

OTHER MATTERS
Critical Accounting Policies
     Accounting for Uncertainty in Income Taxes — Our accounting policy for income taxes was recently modified due to the adoption of FIN 48 on January 1, 2007. In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The preparation of financial statements in accordance with FIN 48 requires management to make estimates and assumptions that affect amounts of liabilities reported and related disclosures due to the uncertainty as to the final resolution of certain tax matters. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in Note 6 of this quarterly report on 2007 Form 10-Q. The application of the prescribed factors in evaluating and estimating our tax positions and tax benefits may result in recognition of liabilities due to uncertainties of certain tax positions. Because the recognition of liabilities may require periodic adjustments and may not necessarily imply any change in management’s assessment of the ultimate outcome of such tax matters, the amount recorded as a liability for unrecognized tax benefits may not accurately anticipate actual outcomes. Other than the adoption of FIN 48, our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since the date of our 2006 Form 10-K.
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
     As of June 30, 2007, we had the following derivative instruments outstanding related to our interest rate swaps, which are included in “Other noncurrent assets” and “Other current assets:”

Effective	Termination	Notional	Floating	Fixed	Fair
Date	Date	Amount	Rate	Rate	Value
(Dollars in Thousands)
September 1, 2005	September 2, 2008	$50,000	Three-month LIBOR plus 475 basis points	8.83%	$699

September 1, 2005	September 4, 2007	$50,000	Three-month LIBOR plus 475 basis points	8.48%	213

					$912

     Subsequent to June 30, 2007, we terminated one swap scheduled to expire in September 2008 and received $0.7 million on July 17, 2007.

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We performed evaluations under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2007.
     Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For information regarding legal proceedings, see Note 9, “Contingencies,” in Item 1 of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.
ITEM 1A. RISK FACTORS
     There have been no material changes in risk factors involving the Company or its subsidiaries from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum Number
			of Shares Purchased	of Shares That May
			as Part of Publicly	Yet be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Date	Shares Purchased	Paid Per Share	or Programs	or Programs
March 31, 2007	3,306	$9.79	—	—
April 6, 2007	181,530	$9.85	—	—
May 6, 2007	59,328	$11.35	—	—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     (a) Exhibits: The following exhibits are filed as a part of this report:

Exhibit
Number	Description
4.1
Indenture, dated as of July 5, 2007, among Parker Drilling Company, the guarantors from time to time party thereto, and The Bank of New York Trust Company, N.A., with respect to the 2.125% Convertible Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

4.2	Form of 2.125% Convertible Senior Note due 2013 (included in Exhibit 4.1).

10.1
Confirmation of Convertible Bond Hedge Transaction, dated as of June 28, 2007, by and between Parker Drilling Company and Bank of America, N.A (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

10.2
Confirmation of Convertible Bond Hedge Transaction, dated as of June 28, 2007, by and between Parker Drilling Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

10.3
Confirmation of Convertible Bond Hedge Transaction, dated as of June 28, 2007, by and between Parker Drilling Company and Lehman Brothers OTC Derivatives Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

10.4
Confirmation of Issuer Warrant Transaction dated as of June 28, 2007, by and between Parker Drilling Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

10.5
Confirmation of Issuer Warrant Transaction, dated as of June 28, 2007, by and between Parker Drilling Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8‑K filed on July 5, 2007).

10.6
Confirmation of Issuer Warrant Transaction dated as of June 28, 2007, by and between Parker Drilling Company and Lehman Brothers OTC Derivatives Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

10.7
Amendment to Confirmation of Issuer Warrant Transaction dated as of June 29, 2007, by and between Parker Drilling Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

10.8
Amendment to Confirmation of Issuer Warrant Transaction, dated as of June 29, 2007, by and between Parker Drilling Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

10.9
Amendment to Confirmation of Issuer Warrant Transaction, dated as of June 29, 2007, by and between Parker Drilling Company and Lehman Brothers OTC Derivatives Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

31.1	Section 302 Certification – Chairman and Chief Executive Officer

31.2	Section 302 Certification – Senior Vice President and Chief Financial Officer

32.1	Section 906 Certification – Chairman and Chief Executive Officer

32.2	Section 906 Certification – Senior Vice President and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	PARKER DRILLING COMPANY Registrant
	By:	/s/ Robert L. Parker Jr.
Robert L. Parker Jr.
Chairman and Chief Executive Officer

	By:	/s/ W. Kirk Brassfield
W. Kirk Brassfield
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Section 302 Certification – Chairman and Chief Executive Officer

31.2	Section 302 Certification – Senior Vice President and Chief Financial Officer

32.1	Section 906 Certification – Chairman and Chief Executive Officer

32.2	Section 906 Certification – Senior Vice President and Chief Financial Officer