Form 10-Q
period 2007-09-30
PARKER DRILLING CO /DE/
filed 2007-11-09
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended SEPTEMBER 30, 2007
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
Large accelerated filer  ☑        Accelerated filer  ☐        Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐        No  ☑
As of October 31, 2007, 111,843,152 common shares were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$66,954	$92,203
Marketable securities	—	62,920
Accounts and notes receivable, net	161,500	112,359
Rig materials and supplies	21,509	15,000
Deferred costs	9,872	6,662
Deferred income taxes	17,307	17,307
Other current assets	44,663	11,123

Total current assets	321,805	317,574

Property, plant and equipment less accumulated depreciation and amortization of $606,183 at September 30, 2007 and $570,650 at December 31, 2006	562,952	435,473

Goodwill	100,315	100,315

Assets held for sale	—	4,828

Investment in and advances to unconsolidated joint venture	14,091	10,267

Other noncurrent assets	81,777	32,844

Total assets	$1,080,940	$901,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$88,386	$95,226
Accrued income taxes	15,896	6,677

Total current liabilities	104,282	101,903

Long-term debt	353,882	329,368
Other long-term liabilities	110,009	10,931
Long-term deferred tax liability	15,181	—
Contingencies (Note 11)	—	—

Stockholders’ equity:
Common stock	18,639	18,220
Capital in excess of par value	591,313	568,253
Accumulated deficit	(112,366)	(127,374)

Total stockholders’ equity	497,586	459,099

Total liabilities and stockholders’ equity	$1,080,940	$901,301

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Drilling and rental revenues:
U.S. drilling	$59,700	$52,347	$178,975	$135,297
International drilling	76,997	61,605	197,867	214,407
Rental tools	35,500	32,831	96,905	90,401

Total drilling and rental revenues	172,197	146,783	473,747	440,105

Drilling and rental operating expenses:
U.S. drilling	25,563	20,944	76,940	58,228
International drilling	51,618	52,280	148,018	171,506
Rental tools	14,579	12,349	38,263	33,788
Depreciation and amortization	23,043	16,993	60,744	51,665

Total drilling and rental operating expenses	114,803	102,566	323,965	315,187

Drilling and rental operating income	57,394	44,217	149,782	124,918

General and administration expense	(6,246)	(7,992)	(18,380)	(23,261)
Provision for reduction in carrying value of certain assets	(1,091)	—	(1,091)	—
Gain on disposition of assets, net	543	4,328	17,216	6,901

Total operating income	50,600	40,553	147,527	108,558

Other income and (expense):
Interest expense	(7,576)	(7,923)	(19,891)	(25,223)
Changes in fair value of derivative positions	(262)	(1,029)	(671)	166
Interest income	2,080	2,521	5,576	5,966
Loss on extinguishment of debt	(2,396)	(1,910)	(2,396)	(1,912)
Equity in loss of unconsolidated joint venture, net of taxes	(1,123)	—	(1,123)	—
Minority interest	—	(304)	(1,000)	(1,224)
Other	510	(96)	587	(110)

Total other income and (expense)	(8,767)	(8,741)	(18,918)	(22,337)

Income before income taxes	41,833	31,812	128,609	86,221

Income tax expense:
Current	14,598	1,166	43,223	10,692
Deferred	4,582	12,007	15,879	31,671

Total income tax expense	19,180	13,173	59,102	42,363

Net income	$22,653	$18,639	$69,507	$43,858

Basic earnings per share:
Net income	$0.21	$0.17	$0.64	$0.41

Diluted earnings per share:
Net income	$0.20	$0.17	$0.63	$0.41

Number of common shares used in computing earnings per share:
Basic	110,270,207	107,233,881	109,269,867	106,272,123
Diluted	111,278,430	108,211,580	110,522,914	107,766,841
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$69,507	$43,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,744	51,665
Gain on disposition of assets	(17,216)	(6,901)
Deferred income tax expense	15,879	31,671
Equity in loss of unconsolidated joint venture, net of tax	1,123	—
Provision for reduction in carrying value of certain assets	1,091	—
Expenses not requiring cash	11,008	10,394
Change in accounts receivable	(48,524)	(23,354)
Change in other assets	(28,579)	(4,013)
Change in liabilities	(12,979)	7,442

Net cash provided by operating activities	52,054	110,762

Cash flows from investing activities:
Capital expenditures	(191,381)	(129,023)
Proceeds from the sale of assets	23,243	49,292
Proceeds from insurance settlements	—	4,431
Purchase of marketable securities	(101,075)	(196,120)
Proceeds from sale of marketable securities	163,995	126,740

Net cash used in investing activities	(105,218)	(144,680)

Cash flows from financing activities:
Proceeds from issuance of debt	125,000	—
Principal payments under debt obligations	(100,000)	(50,000)
Purchase of call options	(31,475)	—
Proceeds from sale of common stock warrants	20,250	—
Proceeds from common stock offering	—	99,947
Payment of debt issuance costs	(3,563)	—
Proceeds from stock options exercised	15,791	6,675
Excess tax benefit from stock based compensation	1,912	2,089

Net cash provided by financing activities	27,915	58,711

Net increase (decrease) in cash and cash equivalents	(25,249)	24,793

Cash and cash equivalents at beginning of year	92,203	60,176

Cash and cash equivalents at end of period	$66,954	$84,969

Supplemental cash flow information:
Interest paid	$16,370	$21,162
Income taxes paid	$44,270	$13,207
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.	General — In the opinion of the management of Parker Drilling Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of September 30, 2007 and December 31, 2006, (2) the results of operations for the three and nine months ended September 30, 2007 and 2006, and (3) cash flows for the nine months ended September 30, 2007 and 2006. Results for the nine months ended September 30, 2007 are not necessarily indicative of the results that will be realized for the year ending December 31, 2007. The financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2006.

Stock-Based Compensation — Total stock-based compensation expense recognized under SFAS No. 123R for the three and nine month periods ended September 30, 2007 was $2.2 million and $6.3 million respectively, all of which was related to restricted stock plan expense. Total stock-based compensation expense recognized under SFAS No. 123R for the three and nine month periods ended September 30, 2006 was $1.8 million and $4.9 million respectively, of which $1.8 million and $4.7 million, respectively, was related to restricted stock plan expense. Stock-based compensation expense is included in our consolidated condensed income statement in “General and administration expense.” There were 8,334 unvested stock options at December 31, 2006 and none as of September 30, 2007. Total unrecognized compensation cost related to stock options granted under our plans was approximately $1,200 at December 31, 2006 and zero at September 30, 2007. The Company had 1,262,300 outstanding and exercisable stock options as of September 30, 2007, the aggregate intrinsic value of which was $5.4 million, with a weighted average exercise price of $5.88. Unvested restricted stock awards at December 31, 2006 and September 30, 2007 were 1,556,485 shares and 1,501,224 shares, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $4.8 million as of December 31, 2006 and $7.0 million as of September 30, 2007. There were 54,738 and 859,083 restricted shares granted (net of forfeitures, if any) to certain officers and key employees during the three and nine month periods ended September 30, 2007, respectively. The remaining unrecognized compensation cost related to unamortized restricted stock awards will be amortized over a weighted-average vesting period of approximately one year.

During the nine months ended September 30, 2006 the valuation assumptions used in our Black-Scholes option pricing model to estimate the fair value of stock options granted were 16.9 percent for expected volatility, 0.25 years expected term, 4.23 percent risk free interest rate and there was no expected dividend yield. There were no stock options granted in 2007.

The excess tax benefit realized for the tax deductions from options exercised and restricted stock vesting totaled $1.9 million for the nine months ended September 30, 2007, which has been reported as a financing cash inflow in the consolidated condensed statement of cash flows.

2.	Common Stock Offering — In January 2006, we issued 8,900,000 shares of common stock pursuant to a Free Writing Prospectus dated January 17, 2006 and a Prospectus Supplement dated January 18, 2006. On January 23, 2006, we realized $11.23 per share or a total of $99.9 million of net proceeds before expenses, but after underwriter discount, from the offering.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
3.	Earnings Per Share (“EPS”)

	Three Months Ended September 30, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$22,653,000	110,270,207	$0.21

Effect of dilutive securities:
Stock options and restricted stock	—	1,008,223	—

Diluted EPS:
Net income	$22,653,000	111,278,430	$0.20

	Nine Months Ended September 30, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$69,507,000	109,269,867	$0.64

Effect of dilutive securities:
Stock options and restricted stock	—	1,253,047	—

Diluted EPS:
Net income	$69,507,000	110,522,914	$0.63

	Three Months Ended September 30, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$18,639,000	107,233,881	$0.17

Effect of dilutive securities:
Stock options and restricted stock	—	977,699	—

Diluted EPS:
Net income	$18,639,000	108,211,580	$0.17

	Nine Months Ended September 30, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$43,858,000	106,272,123	$0.41

Effect of dilutive securities:
Stock options and restricted stock	—	1,494,718	—

Diluted EPS:
Net income	$43,858,000	107,766,841	$0.41

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
3.	Earnings Per Share (“EPS”) (continued)

Options to purchase 325,500 shares of common stock with exercise prices ranging from $10.81 to $12.19 per share were outstanding during the three and nine months ended September 30, 2007, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 2,187,000 shares of common stock with exercise prices ranging from $8.87 to $12.19 per share were outstanding during the three and nine months ended September 30, 2006, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

4.	Business Segments — The primary services we provide are as follows: U.S. drilling, international drilling and rental tools. Information regarding our operations by industry segment for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)		(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$59,700	$52,347	$178,975	$135,297
International drilling	76,997	61,605	197,867	214,407
Rental tools	35,500	32,831	96,905	90,401

Total drilling and rental revenues	$172,197	$146,783	$473,747	$440,105

Drilling and rental operating income:
U.S. drilling	$25,345	$24,755	$78,126	$59,822
International drilling	17,679	3,674	30,259	22,654
Rental tools	14,370	15,788	41,397	42,442

Total drilling and rental operating income	57,394	44,217	149,782	124,918

General and administration expense	(6,246)	(7,992)	(18,380)	(23,261)
Provision for reduction in carrying value of certain assets	(1,091)	—	(1,091)	—
Gain on disposition of assets, net	543	4,328	17,216	6,901

Total operating income	50,600	40,553	147,527	108,558

Interest expense	(7,576)	(7,923)	(19,891)	(25,223)
Changes in fair value of derivative positions	(262)	(1,029)	(671)	166
Loss on extinguishment of debt	(2,396)	(1,910)	(2,396)	(1,912)
Other	1,467	2,121	4,040	4,632

Income before income taxes	$41,833	$31,812	$128,609	$86,221

5.	Disposition of Assets Asset dispositions in 2007 consist primarily of the sale of workover barge Rigs 9 and 26 for proceeds of approximately $20.5 million resulting in a recognized gain of $15.1 million. These two rigs were classified as assets held for sale as of December 31, 2006. In 2006, asset dispositions resulted in a gain of $6.9 million that included the sale of Nigerian Barge rigs 73 and 75 ($1.8 million), gains on insurance proceeds relating to assets damaged ($1.9 million) and other miscellaneous asset sales ($3.2 million).

6.	Accounting for Uncertainty in Income Taxes — In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This accounting statement prescribes financial statement recognition threshold and measurement criteria for tax positions taken or expected to be taken in tax returns.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This accounting statement prescribes financial statement recognition threshold and measurement criteria for tax positions taken or expected to be taken in tax returns.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
6.	Accounting for Uncertainty in Income Taxes (continued)

The Company adopted FIN 48 effective January 1, 2007. As a result, the Company has increased its liability by $54.5 million for unrecognized tax amounts related to various federal, state and international tax matters. Included in this amount is $35.1 million of tax positions that, if recognized, would have impacted the Company’s effective tax rate. The recognition of this liability is required under FIN 48 because of the uncertainty regarding the ultimate outcome of certain tax positions. The Company has accounted for the entire $54.5 million as a reduction to the January 1, 2007 balance of retained earnings.

Of the $54.5 million increase referred to above, $49 million is attributable to tax positions in Kazakhstan. As of September 30, 2007, we have a total liability of $90.6 million accrued for tax positions in Kazakhstan before the recognition of U.S. tax benefits. This liability has been classified as non-current in our balance sheet. For a complete overview of this issue, see Kazakhstan Tax Claims in Note 11.

The Company has classified foreign currency exchange rate fluctuations, interest and penalties as a component of tax expense. On January 1, 2007, we recorded approximately $41.3 million for interest and penalties. During the nine months ended September 30, 2007, the Company recognized an additional liability of approximately $5.5 million, comprising of foreign currency exchange rate fluctuations, interest and a release of previously recognized liabilities. The Company does not expect that the unrecognized tax amounts will change significantly within the next twelve months.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business our returns are subject to examination by taxing authorities throughout the world.

7.	Income Tax Expense — Income tax expense was $19.2 million for the third quarter of 2007, as compared to income tax expense of $13.2 million for the third quarter of 2006. Income tax for the third quarter of 2007 includes a benefit of $0.5 million of interest and foreign currency exchange rate fluctuations related to our FIN 48 calculation.

8.	Saudi Arabia Joint Venture – A subsidiary of Parker Drilling Company is a 50 percent shareholder of Al-Rushaid Parker Drilling, a Saudi Arabia limited liability company (“ARPD”), which has a six rig drilling contract with Saudi Aramco (“SA Contract”). ARPD has obtained bank financing for $160 million of the cost of the six rigs, which loan is secured by assignment of proceeds of the SA contract and personal guarantee of the Chairman of Abdullah Rasheed Al-Rushaid Company for Drilling Oil and Gas Limited, our Saudi partner (“AR”). Our subsidiary and AR have each advanced $15 million in shareholder loans to fund construction costs for the rigs as of October 31, 2007. Due to construction delays and cost overruns, including remedial work to correct problems with construction, integration of components and rig specifications, ARPD expects to incur approximately $40 to $50 million in additional construction costs over the next six to nine months, although the total cost of the six rigs has not been determined at this time. The Company’s subsidiary anticipates contributing up to 50 percent of the additional construction costs for the six rigs. The first rig began drilling operations on April 21, 2007 the second rig commenced drilling on July 17, 2007 and the third rig began drilling on October 8, 2007. It is anticipated that Rig 4 will commence operations during the fourth quarter 2007 and the remaining two rigs will begin drilling in the first quarter of 2008.

During the quarter ended September 30, 2007, the Company recorded two adjustments primarily related to prior 2007 quarters. One adjustment eliminates $2.8 million ($1.8 million after-tax) of previously recognized costs advanced by Parker Drilling on behalf of ARPD which was billed to ARPD during the fourth quarter of 2007. The other offsetting adjustment records the Company’s share of equity losses, net of taxes, from ARPD through September 30, 2007 ($1.1 million). We do not believe these adjustments to be material.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
8.	Saudi Arabia Joint Venture (continued)

ARPD may be liable for liquidated damages as a result of delays in the commencement of drilling operations under the SA Contract. See “Contingencies” (Note 11). Continuing losses are anticipated for operations related to the SA Contract through 2008 and will continue until operating expenses can be reduced. However, there is no assurance that costs can be sufficiently reduced to avoid further losses, in which case future profitability will be contingent upon an increase in dayrates through negotiation of a contract extension with Saudi Aramco.

9.	Long-Term Debt

	September 30, 2007	December 31, 2006
	(Dollars in Thousands)
Senior Notes:
Interest rate 2.125% convertible due 2012	$125,000	$—
Interest rate floating (LIBOR + 4.75%), due 2010	—	100,000
Interest rate 9.625%, due 2013	228,882	229,368

Total debt	353,882	329,368
Less current portion	—	—

Total long-term debt	$353,882	$329,368

On July 5, 2007, we issued $125.0 million aggregate principal amount of 2.125 percent Convertible Notes due July 15, 2012 pursuant to a prospectus dated June 28, 2007. Interest is payable semiannually on July 15th and January 15th. The initial conversion price is approximately $13.85 per share and is subject to adjustment for the occurrence of certain events stated within the indenture. Proceeds from the transaction were used to call our outstanding Floating Rate notes, to pay the net cost of hedge and warrant transactions, and for general corporate purposes. Effectively, the hedge and warrant transactions increase the conversion price to approximately $18.29 per share.

On September 20, 2007, we replaced our existing $40.0 million credit facility with a new $60.0 million credit facility pursuant to an Amended and Restated Credit Agreement, which expires in September 2012 (the “2007 Credit Facility”). The 2007 Credit Facility is secured by rental tools equipment, accounts receivable and the stock of substantially all of our domestic subsidiaries, other than domestic subsidiaries owned by a foreign subsidiary, and contains customary affirmative and negative covenants such as minimum ratios for consolidated leverage, consolidated interest coverage and consolidated senior secured leverage.

The 2007 Credit Facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to the 2007 Credit Facility. Revolving loans are available under the 2007 Credit Facility subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tools equipment. The 2007 Credit Facility calls for a borrowing base calculation only when the 2007 Credit Facility has outstanding loans, including letters of credit, totaling at least $40.0 million. As of September 30, 2007, there were $13.5 million in letters of credit outstanding and no loans.

10.	Derivative Instruments — We have used derivative instruments to manage risks associated with interest rate fluctuations in connection with our $100.0 million Senior Floating Rate Notes which were fully redeemed on September 27, 2007. These derivative instruments, which consisted of variable-to-fixed interest rate swaps, did not meet the hedge criteria in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were therefore not designated as hedges. Accordingly, the change in the fair value of the interest rate swaps is recognized currently in earnings.

On July 17, 2007, we terminated one swap scheduled to expire in September 2008 and received $0.7 million. On September 4, 2007, our one remaining swap expired.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
11.	Contingencies

Kazakhstan Tax Claims

On October 12, 2005, the Kazakhstan Branch (“PKD Kazakhstan”) of our subsidiary, Parker Drilling Company International Limited (“PDCIL”) received an Act of Tax Audit from the Ministry of Finance of Kazakhstan (“MinFin”) assessing PKD Kazakhstan an amount of KZT (Kazakhstan Tenge) 14.9 billion (approximately $126.1 million). Approximately KZT 7.5 billion or $63.5 million was assessed for import Value Added Tax (“VAT”), administrative fines and interest on equipment imported to perform the drilling contracts (the “VAT Assessment”) and approximately KZT 7.4 billion or $62.6 million for corporate income tax, individual income tax and social tax, administrative fines and interest in connection with the reimbursements received by PDCIL from a client for the upgrade of Barge Rig 257 and other issues related to PKD Kazakhstan’s operations in the Republic of Kazakhstan (the “Income Tax Assessment”).

On May 24, 2006, the Supreme Court of the Republic of Kazakhstan (“SCK”) issued a decision upholding the VAT Assessment. Consistent with its contractual obligations, on November 20, 2006, the client advanced the actual amount of the VAT Assessment and this amount has been remitted to MinFin. The client has also contractually agreed to reimburse PKD Kazakhstan for any incremental income taxes that PKD Kazakhstan incurs from the reimbursement of this VAT Assessment

Contrary to two previous rulings on this precise issue, the May 24, 2006, ruling of the SCK affirmed the Income Tax Assessment. The SCK stayed enforcement and supervisory review to allow the Competent Authorities from the U.S. and the Republic of Kazakhstan to address this matter under the Mutual Agreement Procedure (“MAP”) of the U.S.-Kazakhstan Tax Treaty (the “Tax Treaty”), but when the Competent Authorities met on March 20-22, 2007, they were unable to achieve mutual agreement as to which country may tax the income in issue under the Tax Treaty.

On July 30, 2007, the supervisory panel of the SCK affirmed the May 24, 2006 ruling upholding the income tax assessment of MinFin and on August 7, 2007, MinFin issued a notice of assessment of corporate income taxes of approximately $40 million and interest of approximately $33 million. A liability associated with this claim has been fully accrued as described in Note 6. PKD Kazakhstan immediately filed a Complaint Against the Notice (“Complaint”) and MinFin acknowledged receipt of this Complaint and that no enforcement action would occur pending resolution of the Complaint pursuant to the MAP of the Tax Treaty. The Competent Authorities re-convened on October 8-11, 2007, to address the double taxation issue, but no decision has been announced and PKD Kazakhstan has no assurance as to the ultimate resolution of the double taxation issue.

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

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
11.	Contingencies (continued)

Asbestos-Related Claims (continued)

The complaints allege that the Company’s subsidiaries and other drilling contractors used asbestos-containing products in offshore drilling operations, land-based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability and claims under the Jones Act and that the Plaintiffs are entitled to monetary damages. Based on the report of the special master, these complaints have been severed and venue of the claims transferred to the county in which the plaintiff resides or the county in which the cause of action allegedly accrued. Subsequent to the filing of amended complaints, Parker has joined with other co-defendants in filing motions to compel discovery to determine what plaintiffs have an employment relationship with which defendant, including whether or not any plaintiffs have an employment relationship with subsidiaries of the Company. Out of 528 amended single-plaintiff complaints filed to date, twelve plaintiffs have identified Parker Drilling or one of its affiliates as a defendant. Discovery is proceeding in groups of 60 based on selection of six by plaintiff’s counsel, six by defense counsel and 48 by random selection of the special master.

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

Freight Forwarding and Customs Agent Request

During the third quarter of 2007, the U.S. Department of Justice requested us to provide information regarding our utilization of the services of a freight forwarding and customs agent during the past five years to verify if the services provided by this freight forwarding and customs agent were in compliance with the Foreign Corrupt Practices Act. It is our understanding that a similar request was sent to several other service contractors. We are fully cooperating with the request for information.

Saudi Arabia Joint Venture

A subsidiary of Parker Drilling Company is a 50 percent shareholder of Al-Rushaid Parker Drilling, a Saudi Arabia limited liability company (“ARPD”), which has a six rig drilling contract with Saudi Aramco (“SA Contract”). As previously discussed in Note 8, the construction, delivery and commissioning for each of these rigs is delayed. Under the terms of the SA Contract, Saudi Aramco has the ability to reduce future day rates by 50 percent for each day of delay per rig, which over the duration of the SA Contract term would aggregate to approximately $23.0 million, creating a contingent liability of approximately $11.5 million (50 percent of the ARPD exposure) for Parker’s subsidiary.

     NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
11.	Contingencies (continued)

Saudi Arabia Joint Venture (continued)

We believe these delays are substantially caused by circumstances beyond the reasonable control of ARPD. At the request of ARPD, Saudi Aramco has deferred imposing any liquidated damages for at least six months and ARPD anticipates continued discussions with Saudi Aramco to obtain a waiver of all or substantially all of the liquidated damages based on the delays being beyond the reasonable control of ARPD.

12.	Recent Accounting Pronouncements — In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact on its Consolidated Financial Statements, if any, of the adoption of SFAS No. 159.

13.	Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements — Set forth on the following pages are the unaudited consolidating condensed financial statements of (i) Parker Drilling, (ii) our restricted subsidiaries that are guarantors of the Senior Notes and (iii) our restricted and unrestricted subsidiaries that are not guarantors of the Senior Notes. All of our Senior Notes are guaranteed by substantially all of the restricted subsidiaries of Parker Drilling. There are currently no restrictions on the ability of the restricted subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries.

The non-guarantor subsidiaries are AralParker (a Kazakhstan closed joint stock company, owned 80 percent by Parker Drilling (Kazakstan), LLC and 20 percent by Aralnedra, CJSC), Casuarina Limited (a wholly-owned captive insurance company), KDN Drilling Limited, Mallard Drilling of South America, Inc., Mallard Drilling of Venezuela, Inc., Parker Drilling Investment Company, Parker Drilling (Nigeria) Limited, Parker Drilling Company (Bolivia) S.A., Parker Drilling Company Kuwait Limited, Parker Drilling Company Limited (Bahamas), Parker Drilling Company of New Zealand Limited, Parker Drilling Company of Sakhalin, Parker Drilling de Mexico, S. de R.L. de C.V., Parker Drilling International of New Zealand Limited, Parker Drilling Tengiz, Ltd., PD Servicios Integrales, S. de R.L. de C.V., PKD Sales Corporation, Parker SMNG Drilling Limited Liability Company (owned 50 percent by Parker Drilling Company International, LLC), Parker Drilling Asia Pacific, LLC, Parker Drilling Kazakhstan B.V., Parker Drilling Netherlands B.V., Parker Drilling International B.V., Parker Drilling Offshore B.V., Parker Drilling Overseas B.V., Parker Drilling Russia B.V., Parker Drilling Dutch B.V., Parker Drilling AME Limited, Parker Drillsource, LLC, Parker 3source, LLC, Parker Enex, LLC, Parker Hungary Rig Holdings Limited Liability Company, Parker 5272, LLC, Parker Drilling Spain Rig Services S.L., Parker Cyprus Leasing Limited, Parker Cyprus Ventures Limited, PD International Holdings C.V., PD Dutch Holdings C.V., PD Offshore Holdings C.V., PD Selective Holdings, C.V., PD Labor Services, Ltd., and PD Labor Sourcing, Ltd. We are providing unaudited consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006. The condensed consolidating financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	September 30, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$38,010	$13,086	$15,858	$—	$66,954
Marketable securities	—	—	—	—	—
Accounts and notes receivable, net	82,557	178,930	67,873	(167,860)	161,500
Rig materials and supplies	—	11,008	10,501	—	21,509
Deferred costs	—	4,161	5,711	—	9,872
Deferred income taxes	17,307	—	—	—	17,307
Other current assets	28,328	8,215	8,066	54	44,663

Total current assets	166,202	215,400	108,009	(167,806)	321,805

Property, plant and equipment, net	79	458,613	104,138	122	562,952

Goodwill	—	100,315	—	—	100,315

Investment in subsidiaries and intercompany advances	772,691	908,213	(17,729)	(1,663,175)	—

Investment in and advances to unconsolidated joint venture	—	—	14,091	—	14,091

Other noncurrent assets	53,354	24,186	4,237	—	81,777

Total assets	$992,326	$1,706,727	$212,746	$(1,830,859)	$1,080,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$52,540	$201,052	$55,627	$(220,833)	$88,386
Accrued income taxes	2,136	11,203	2,557	—	15,896

Total current liabilities	54,676	212,255	58,184	(220,833)	104,282

Long-term debt	353,882	—	—	—	353,882
Other long-term liabilities	99	104,210	5,700	—	110,009
Long-term deferred tax liability	11,500	(3,261)	6,942	—	15,181
Intercompany payables	74,583	580,356	32,764	(687,703)	—
Contingencies (Note 11)	—	—	—	—	—

Stockholders’ equity:
Common stock	18,639	39,900	21,153	(61,053)	18,639
Capital in excess of par value	591,313	1,042,724	86,555	(1,129,279)	591,313
Retained earnings (accumulated deficit)	(112,366)	(269,457)	1,448	268,009	(112,366)

Total stockholders’ equity	497,586	813,167	109,156	(922,323)	497,586

Total liabilities and stockholders’ equity	$992,326	$1,706,727	$212,746	$(1,830,859)	$1,080,940

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)

	December 31, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$60,029	$14,367	$17,807	$—	$92,203
Marketable securities	60,920	2,000	—	—	62,920
Accounts and notes receivable, net	53,844	143,905	33,625	(119,015)	112,359
Rig materials and supplies	—	7,173	7,827	—	15,000
Deferred costs	—	6,321	341	—	6,662
Deferred income taxes	17,307	—	—	—	17,307
Other current assets	798	8,969	1,319	37	11,123

Total current assets	192,898	182,735	60,919	(118,978)	317,574

Property, plant and equipment, net	134	354,356	80,861	122	435,473

Assets held for sale	—	4,828	—	—	4,828

Goodwill	—	100,315	—	—	100,315

Investment in subsidiaries and intercompany advances	694,050	846,800	(8,053)	(1,532,797)	—

Investment in unconsolidated joint venture	—	—	10,267	—	10,267

Other noncurrent assets	18,043	19,774	(4,973)	—	32,844

Total assets	$905,125	$1,508,808	$139,021	$(1,651,653)	$901,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$44,667	$175,092	$44,611	$(169,144)	$95,226
Accrued income taxes	(10,514)	17,039	152	—	6,677

Total current liabilities	34,153	192,131	44,763	(169,144)	101,903

Long-term debt	329,368	—	—	—	329,368
Other long-term liabilities	1,596	9,030	265	40	10,931
Intercompany payables	80,909	544,250	37,219	(662,378)	—
Contingencies (Note 11)	—	—	—	—	—

Stockholders’ equity:
Common stock	18,220	39,899	21,251	(61,150)	18,220
Capital in excess of par value	568,253	1,013,736	34,526	(1,048,262)	568,253
Retained earnings (accumulated deficit)	(127,374)	(290,238)	997	289,241	(127,374)

Total stockholders’ equity	459,099	763,397	56,774	(820,171)	459,099

Total liabilities and stockholders’ equity	$905,125	$1,508,808	$139,021	$(1,651,653)	$901,301

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended September 30, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Drilling and rental revenues	$—	$150,950	$41,899	$(20,652)	$172,197

Drilling and rental operating expenses	—	77,437	34,971	(20,648)	91,760
Depreciation and amortization	—	20,026	3,017	—	23,043

Drilling and rental operating income	—	53,487	3,911	(4)	57,394

General and administration expense (1)	(42)	(6,253)	49	—	(6,246)
Provision for reduction in carrying value of certain assets	—	(1,091)	—	—	(1,091)
Gain (loss) on disposition of assets, net	—	556	(13)	—	543

Total operating income (loss)	(42)	46,699	3,947	(4)	50,600

Other income and (expense):
Interest expense	(8,766)	(11,795)	(88)	13,073	(7,576)
Changes in fair value of derivative positions	(262)	—	—	—	(262)
Interest income	12,169	2,166	819	(13,074)	2,080
Loss on extinguishment of debt	(2,396)	—	—	—	(2,396)
Equity in loss of unconsolidated joint					—
venture, net of taxes	—	—	(1,123)	—	(1,123)
Other	3	510	(2)	(1)	510
Equity in net earnings of subsidiaries	35,643	—	—	(35,643)	—

Total other income and (expense)	36,391	(9,119)	(394)	(35,645)	(8,767)

Income (loss) before income taxes	36,349	37,580	3,553	(35,649)	41,833

Income tax expense :
Current	11,251	2,586	761	—	14,598
Deferred	2,445	1,198	939	—	4,582

Income tax expense	13,696	3,784	1,700	—	19,180

Net income (loss)	$22,653	$33,796	$1,853	$(35,649)	$22,653

(1)	All field operations general and administration expenses are included in operating expenses.

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine months ended September 30, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Drilling and rental revenues	$—	$425,656	$83,777	$(35,686)	$473,747

Drilling and rental operating expenses	1	226,908	71,999	(35,687)	263,221
Depreciation and amortization	—	55,531	5,213	—	60,744

Drilling and rental operating income	(1)	143,217	6,565	1	149,782

General and administration expense (1)	(125)	(18,216)	(39)	—	(18,380)
Provision for reduction in carrying value of certain assets	—	(1,091)	—	—	(1,091)
Gain (loss) on disposition of assets, net	—	17,233	(17)	—	17,216

Total operating income (loss)	(126)	141,143	6,509	1	147,527

Other income and (expense):
Interest expense	(23,462)	(35,386)	(489)	39,446	(19,891)
Changes in fair value of derivative positions	(671)	—	—	—	(671)
Interest income	36,280	6,323	2,420	(39,447)	5,576
Loss on extinguishment of debt	(2,396)	—	—	—	(2,396)
Equity in loss of unconsolidated joint venture, net of taxes	—	—	(1,123)	—	(1,123)
Minority interest	—	—	(1,000)	—	(1,000)
Other	8	574	11	(6)	587
Equity in net earnings of subsidiaries	93,924	—	—	(93,924)	—

Total other income and (expense)	103,683	(28,489)	(181)	(93,931)	(18,918)

Income (loss) before income taxes	103,557	112,654	6,328	(93,930)	128,609

Income tax expense:
Current	28,404	12,054	2,765	—	43,223
Deferred	5,646	8,739	1,494	—	15,879

Income tax expense	34,050	20,793	4,259	—	59,102

Net income (loss)	$69,507	$91,861	$2,069	$(93,930)	$69,507

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Drilling and rental revenues	$—	$377,364	$98,457	$(35,716)	$440,105

Drilling and rental operating expenses	—	199,006	100,232	(35,716)	263,522
Depreciation and amortization	—	48,656	3,009	—	51,665

Drilling and rental operating income	—	129,702	(4,784)	—	124,918

General and administration expense (1)	(124)	(23,123)	(14)	—	(23,261)
Gain (loss) on disposition of assets, net	(6)	6,835	72	—	6,901

Total operating income (loss)	(130)	113,414	(4,726)	—	108,558

Other income and (expense):
Interest expense	(28,770)	(35,389)	(1,342)	40,278	(25,223)
Changes in fair value of derivative positions	166	—	—	—	166
Interest income	37,656	6,043	2,545	(40,278)	5,966
Loss on extinguishment of debt	(1,912)	—	—	—	(1,912)
Minority interest	—	—	(1,224)	—	(1,224)
Other	9	(158)	39	—	(110)
Equity in net earnings of subsidiaries	72,667	—	—	(72,667)	—

Total other income and (expense)	79,816	(29,504)	18	(72,667)	(22,337)

Income (loss) before income taxes	79,686	83,910	(4,708)	(72,667)	86,221

Income tax expense (benefit):
Current	2,737	4,652	3,303	—	10,692
Deferred	33,091	(1,726)	306	—	31,671

Income tax expense	35,828	2,926	3,609	—	42,363

Net income (loss)	$43,858	$80,984	$(8,317)	$(72,667)	$43,858

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine months ended September 30, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$69,507	$91,861	$2,069	$(93,930)	$69,507
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	55,531	5,213	—	60,744
Loss/(gain) on disposition of assets	—	(17,233)	17	—	(17,216)
Deferred income tax expense	5,646	8,739	1,494	—	15,879
Equity in loss of unconsolidated joint venture, net of tax	—	—	1,123	—	1,123
Provision for reduction in carrying value
of certain assets	—	1,091	—	—	1,091
Expenses not requiring cash	10,408	600	—	—	11,008
Equity in net earnings of subsidiaries	(93,924)	—	—	93,924	—
Change in accounts receivable	(28,713)	14,437	(34,248)	—	(48,524)
Change in other assets	(9,459)	(49,080)	29,960	—	(28,579)
Change in liabilities	(625)	(28,070)	15,710	6	(12,979)

Net cash provided by (used in) operating activities	(47,160)	77,876	21,338	—	52,054

Cash flows from investing activities:
Capital expenditures	—	(161,846)	(29,535)	—	(191,381)
Proceeds from the sale of assets	54	22,162	1,027	—	23,243
Purchase of marketable securities	(101,075)	—	—	—	(101,075)
Proceeds from sale of marketable securities	161,995	2,000	—	—	163,995

Net cash (used in) investing activities	60,974	(137,684)	(28,508)	—	(105,218)

Cash flows from financing activities:
Proceeds from issuance of debt	125,000	—	—	—	125,000
Principal payments under debt obligations	(100,000)	—	—	—	(100,000)
Purchase of call options	(31,475)	—	—	—	(31,475)
Proceeds from sale of common stock warrants	20,250	—	—	—	20,250
Payment of debt issuance costs	(3,563)	—	—	—	(3,563)
Proceeds from stock options exercised	15,791	—	—	—	15,791
Excess tax benefit from stock based compensation	1,912	—	—	—	1,912
Intercompany advances, net	(63,748)	58,527	5,221	—	—

Net cash provided by (used in) financing activities	(35,833)	58,527	5,221	—	27,915

Net decrease in cash and cash equivalents	(22,019)	(1,281)	(1,949)	—	(25,249)

Cash and cash equivalents at beginning of year	60,029	14,367	17,807	—	92,203

Cash and cash equivalents at end of period	$38,010	$13,086	$15,858	$—	$66,954

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$43,858	$80,984	$(8,317)	$(72,667)	$43,858
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	48,656	3,009	—	51,665
Loss (gain) on disposition of assets	6	(6,835)	(72)	—	(6,901)
Deferred income tax expense (benefit)	33,091	(1,726)	306	—	31,671
Expenses not requiring cash	6,637	3,757	—	—	10,394
Equity in net earnings of subsidiaries	(72,667)	—	—	72,667	—
Change in accounts receivable	(8,746)	(15,582)	974	—	(23,354)
Change in other assets	603	(5,900)	1,284	—	(4,013)
Change in liabilities	7,378	(473)	537	—	7,442

Net cash provide by (used in) operating activities	10,160	102,881	(2,279)	—	110,762

Cash flows from investing activities:
Capital expenditures	—	(126,285)	(2,738)	—	(129,023)
Proceeds from the sale of assets	(6)	47,638	1,660	—	49,292
Proceeds from insurance settlements	—	4,431	—	—	4,431
Purchase of marketable securities	(194,120)	(2,000)	—	—	(196,120)
Proceeds from sale of marketable securities	124,740	2,000	—	—	126,740

Net cash used in investing activities	(69,386)	(74,216)	(1,078)	—	(144,680)

Cash flows from financing activities:
Principal payments under debt obligations	(50,000)	—	—	—	(50,000)
Proceeds from common stock offering	99,947	—	—	—	99,947
Proceeds from stock options exercised	6,675	—	—	—	6,675
Excess tax benefit from stock based compensation	2,089	—	—	—	2,089
Intercompany advances, net	25,815	(27,883)	2,068	—	—

Net cash provided by (used in) financing activities	84,526	(27,883)	2,068	—	58,711

Net increase (decrease) in cash and cash equivalents	25,300	782	(1,289)	—	24,793

Cash and cash equivalents at beginning of year	31,978	11,145	17,053	—	60,176

Cash and cash equivalents at end of period	$57,278	$11,927	$15,764	$—	$84,969

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business;

•	the U.S. economy and the demand for natural gas;

•	fluctuations in the market prices of oil and gas;

•	imposition of unanticipated trade restrictions;

•	unanticipated operating hazards and uninsured risks;

•	political instability, terrorism or war;

•	governmental regulations, including changes in accounting rules or tax laws or ability to remit funds to the U.S., that adversely affect the cost of doing business;

•	adverse environmental events;

•	adverse weather conditions;

•	changes in the concentration of customer and supplier relationships;

•	unexpected cost increases for new construction and upgrade and refurbishment projects;

•	delays in obtaining components for capital projects and in ongoing operational maintenance;

•	shortages of skilled labor;

•	unanticipated cancellation of contracts or imposition of penalties by operators;

•	breakdown of equipment;

•	other operational problems including delays in start-up of operations

•	changes in competition;

•	the effect of litigation and contingencies; and

•	other similar factors (some of which are discussed in documents referred to in this Form 10-Q).

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
OUTLOOK AND OVERVIEW
     As anticipated in our last report, international land drilling revenues increased 28 percent over the second quarter of 2007 and rental tools revenues were up 13 percent in the third versus the second quarter of 2007. Six international land rigs completed transition to higher dayrate contracts and our rental tools segment grew on utilization of new equipment from capital invested earlier in 2007. Our U.S. Gulf of Mexico drilling barges continued strong performance with utilization percent of 83 percent, the highest utilization in over three years. We expect continued strong performance for the remainder of 2007 as we achieve full period benefits of international land operations just begun, commencement of operations of additional international land rigs during the fourth quarter of 2007 and the first quarter of 2008 and continued growth of our rental tool business. Even though we have begun to see downward pricing pressure in the U.S. Gulf of Mexico drilling barge market and reduction in our backlog of contracts, we expect continued solid performance from this sector into 2008.
Overview
     Drilling and rental operating income was up 27 percent over the third quarter of 2006 due primarily to full quarter results of international land rigs that began drilling in the second quarter of 2007 and commencement of operations of six additional international land rigs during the third quarter. Utilization overall averaged over 78 percent compared to 73 percent in the second quarter of 2007.
     While average dayrates for our U.S. Gulf of Mexico barge operation decreased from $48,000 per day in the second quarter of 2007 to $45,100 per day in the third quarter, utilization increased to 83 percent in the third quarter 2007 compared to 74 percent in the second quarter of 2007 and 72 percent in the third quarter of 2006.
     In our international drilling operations, third quarter 2007 operating profit grew almost $15 million over the third quarter of 2006 as we commenced operations on six rigs during the quarter, with two in CIS region, three in the Asia Pacific region, and one in Algeria. In addition, three rigs in Mexico that began drilling during the middle to latter half of the second quarter drilled the entire third quarter.
     Quail operating profit for the third quarter of 2007 was $1.3 million lower than the third quarter of 2006 due to higher depreciation costs in 2007.
     We closed on our $125.0 million 2.125 percent Convertible Notes in July 2007 and used the proceeds to redeem in full, $100.0 million of our outstanding Floating Rate Notes in September 2007, reducing our cash interest costs by approximately $7.7 million per year. Additionally, we closed on an Amended and Restated Credit Agreement which increased the amount of availability under our revolver from $40.0 million to $60.0 million and extended it for five years. Capital expenditures through September 30, 2007 totaled $191.4 million, including $4.7 million of capitalized interest relating to rig construction projects.
Outlook
     In our CIS region, the commencement of two additional rigs under a three year contract toward the end of the second quarter increased the total to four rigs working in the Karachaganak area. In addition, we were recently awarded a one-year contract for another rig in the CIS region that completed its contract earlier in the quarter. We have also secured a new two-rig contract commencing in 2008, utilizing rig 247, which has been undergoing repairs and upgrades, and rig 269, a newly built rig. These international land rigs transitioning to new contracts are expected to provide sustained higher international utilization in the fourth quarter of 2007 and in 2008.

OUTLOOK AND OVERVIEW (continued)
Outlook (continued)
     Two new build land rigs are being commissioned for operation in Mexico and are expected to begin operations late in the fourth quarter. This will bring the land rig total to five rigs under this three-year contract. One barge rig continues to operate in Mexico under a recently signed two-year contract. Another land rig that had been idle after completion of work in the U.S. land market is mobilizing to a new two-year contract in northern Mexico.
     In the Africa/Middle East region, the two new rigs that commenced operations earlier this year in Algeria continue to operate and another is rigging up in Libya; all under three-year contracts.
     For our U.S. Gulf of Mexico barge market, we expect both utilization and dayrates to soften modestly during the fourth quarter. Some rigs are expected to incur downtime between contracts, and dayrates are anticipated to decline from record-setting highs set earlier in 2007. However, we expect rates to remain at levels that generate strong results into 2008 and we believe we will continue to experience high utilization as a preferred contractor by providing our customers a value-added service consisting of quality rigs and efficient and safe operations.
     Our rental tools operation, Quail Tools, continues its solid performance and with the capital infused earlier in the year, the outlook is very positive for 2008. The new Texarkana, Texas location and satellite facility in North Dakota have continued to exceed our initial expectations. We expect this performance to continue through the end of 2007 based on customer forecasts and our new locations.
Recent Events
     New High-Efficiency Rig –
     With the announcement of a two-rig contract commencing in early 2008, we introduced our new design, high efficiency class rig. The new high-efficiency rig is a 2,000 horsepower land rig that incorporates advanced features to meet the increasing demand of operators, including:
— Hydraulic cylinder to raise mast and substructure without engines, reducing rig-up costs, time and emissions,
— “plug and play” adaptability, allowing the operator to customize individual components for different drilling programs,
— enhance safety features, including swing-up structures, and
— fully automated drilling system featuring fuel efficient AC technology and variable frequency drive.
     Kazakhstan Tax Case –
     As referenced in Note 11, we have been contesting an income tax assessment of the Ministry of Finance (“MinFin”) of the Republic of Kazakhstan relating to some reimbursements received in the United States for costs incurred in performing modifications to a barge drilling rig that was later transported to the RoK waters of the North Caspian Sea. We received two prior rulings of the Supreme Court of Kazakhstan (“SCK”) which determined that the income tax assessment was improper, but in May 2006 the SCK reversed its earlier ruling and upheld the assessment, the supervisory panel of the SCK affirmed this ruling on July 30, 2007, and MinFin issue a formal assessment of income taxes on August 6, 2007. We filed a Complaint Against the Notice and MinFin acknowledged that enforcement of the notice would not occur pending resolution of the double taxation issue pursuant to the U.S.-Kazakhstan Tax Treaty. The Competent Authority proceedings re-convened on October 8-11, 2007, but there has been no decision regarding resolution of the double taxation issue and the Company has no assurance as to the ultimate resolution of the double taxation issue.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006
     We recorded net income of $22.7 million for the three months ended September 30, 2007, as compared to net income of $18.6 million for the three months ended September 30, 2006. Drilling and rental operating income was $57.4 million for the three months ended September 30, 2007 as compared to $44.2 million for the three months ended September 30, 2006.
     The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended September 30,
	2007		2006
	(Dollars in Thousands)
Drilling atnd rental revenues:
U.S. drilling	$59,700	35%	$52,347	36%
International drilling	76,997	45%	61,605	42%
Rental tools	35,500	20%	32,831	22%

Total drilling and rental revenues	$172,197	100%	$146,783	100%

Drilling and rental operating income:
U.S. drilling gross margin excluding depreciation and amortization (1)	$34,137	57%	$31,403	60%
International drilling gross margin excluding depreciation and amortization (1)	25,379	33%	9,325	15%
Rental tools gross margin excluding depreciation and amortization (1)	20,921	59%	20,482	62%
Depreciation and amortization	(23,043)		(16,993)

Total drilling and rental operating income (2)	57,394		44,217

General and administration expense	(6,246)		(7,992)
Provision for reduction in carrying value of certain assets	(1,091)		—
Gain on disposition of assets, net	543		4,328

Total operating income	$50,600		$40,553

(1)	Drilling and rental gross margins, excluding depreciation and amortization, are computed as drilling and rental revenues less direct drilling and rental operating expenses, excluding depreciation and amortization expense; drilling and rental gross margin percentages are computed as drilling and rental gross margin, excluding depreciation and amortization, as a percent of drilling and rental revenues. The gross margin amounts, excluding depreciation and amortization, and gross margin percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (“GAAP”). However, we monitor our business segments based on several criteria, including drilling and rental gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

		International
Three Months Ended September 30, 2007	U.S. Drilling	Drilling	Rental Tools
	(Dollars in Thousands)
Drilling and rental operating income (2)	$25,345	$17,679	$14,370
Depreciation and amortization	8,792	7,700	6,551

Drilling and rental gross margin excluding depreciation and amortization	$34,137	$25,379	$20,921

Three Months Ended September 30, 2006
Drilling and rental operating income (2)	$24,755	$3,674	$15,788
Depreciation and amortization	6,648	5,651	4,694

Drilling and rental gross margin excluding depreciation and amortization	$31,403	$9,325	$20,482

(2)	Drilling and rental operating income — drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.

RESULTS OF OPERATIONS (continued)
U.S. Drilling Segment
     Revenues for the U.S. drilling segment increased $7.4 million to $59.7 million for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006. The increased revenues were primarily due to a $5.3 million increase for our barge drilling operations from higher dayrates and additional operating days for our drilling barges, that more than offset fewer operating days for our workover barges primarily attributable to the sale of workover barge Rigs 9 and 26 (see Note 5) in January 2007. Other factors contributing to the increase were:
•	Barge Rig 50 undergoing refurbishment during the third quarter of 2006,

•	Newly constructed Barge Rig 77 commencing operations in December 2006,

•	Repositioning two international land rigs in the U.S. market during the last half of 2006, one of which contributed $1.5 million to U.S. drilling segment revenues,

•	Ongoing BP Liberty engineering and procurement project contributed $2.8 million, and

•	Average dayrates for the deep drilling barge rigs increased approximately $2,100 per day in 2007 as compared to 2006.
     As a result of approximately seven percent higher dayrates on all barge rigs and the one operating land rig, gross margins, excluding depreciation and amortization, increased $2.7 million to $34.1 million.
International Drilling Segment
     International drilling revenues increased $15.4 million to $77.0 million during the third quarter of 2007 as compared to the third quarter of 2006. Of this increase, $18.8 million is related to international land drilling revenues, offset by a $3.4 million decrease in revenues from offshore operations. The decline of $3.4 million in offshore operations is due primarily to the sale of our barge rigs in Nigeria in August 2006, partially offset by a $1.1 million improvement in Barge Rig 53 revenues in Mexico due primarily to a higher dayrate.
     Land revenues in Colombia, Mexico and Algeria increased by $9.7 million, $9.2 million and $3.6 million, respectively, as there were no drilling operations in each of these countries in the third quarter of 2006. Net revenues in the CIS increased by $2.9 million primarily attributable to:
•	a $5.1 million increase in the Karachaganak area of Kazakhstan as a result of the addition of Rigs 249 and 258 to existing operations of 107 and 216,

•	a $1.7 million increase in revenues from our O&M contracts on Sakhalin Island,

•	a $1.8 million increase from commencement of operations of Rig 236 in Kazakhstan in late 2006, and

•	a $6.2 million decrease due to the completion of the TCO contract in Kazakhstan (Tengiz area) in 2006.
     In our Asia Pacific region, revenues decreased $6.4 million due mainly to completion of our contract within Bangladesh for Rig 225 in March 2007 ($3.2 million) and O&M contracts in Papua New Guinea ($1.4 million) and lower utilization (54 percent) in New Zealand during the third quarter of 2007 ($2.0 million).
     Gross margin, excluding depreciation and amortization, for international land operations increased $15.2 million, due primarily to our operations in Mexico ($4.6 million), Colombia ($4.5 million) and the CIS ($6.0 million). The increases in Colombia and Mexico are attributable to having operations in 2007 compared to no operations during the third quarter of 2006. In the CIS region, our operations in the Karachaganak area of Kazakhstan contributed $2.1 million of gross margin excluding depreciation and amortization; our O&M contract on Sakhalin Island added $1.0 million and Rig 230 in Turkmenistan contributed $2.2 million. The increase in Turkmenistan is due to shutdown costs related to completed contracts incurred in the third quarter 2006.
     International offshore revenues declined $3.4 million to $10.0 million during the third quarter of 2007 compared to the third quarter of 2006. This decrease was due primarily to the sale of our Nigerian barge rigs in the third quarter of 2006 partially offset by higher revenues for Barge Rig 53 in Mexico. Gross margins, excluding depreciation and amortization, for international offshore operations increased $1.7 million as a result of the higher dayrate in Mexico combined with lower costs in the Caspian Sea, offset partially by the sale of the Nigerian barge rigs.

RESULTS OF OPERATIONS (continued)
Rental Tools Segment
     Rental tools revenues increased $2.7 million to $35.5 million during the third quarter of 2007 as compared to the third quarter of 2006. The increase was due primarily to an increase in rental revenues of $4.9 million at our Texarkana, Texas operations, $3.2 million from our Evanston, Wyoming operations, and $0.7 million from our international operations, partially offset by declines of $2.9 million and $2.5 million at our Victoria and Odessa, Texas locations, respectively and $0.6 million at our New Iberia, Louisiana operations. Revenues increased as a result of our expansion efforts in Texarkana, Texas and in Wyoming.
     Rental tools gross margins, excluding depreciation and amortization, increased $0.4 million to $20.9 million for the current quarter as compared to the third quarter of 2006. Gross margin percentage, excluding depreciation and amortization, decreased to 59 percent in the current quarter as compared to 62 percent in the comparable period in 2006. The margin decline relates to higher operating costs in the third quarter of 2007. The 2006/2007 expansion of Quail has been completed as equipment has been delivered and Quail’s new facility in Texas, Texas opened in April 2007. The new facility provides increased coverage of the Barnett, Fayetteville and Woodford shale areas in East Texas, Arkansas and Oklahoma.
Other Financial Data
     Gain on asset dispositions was $0.5 million, a decrease of $3.8 million as a result of minor asset sales in the third quarter of 2007 as compared to a gain of $4.3 million in 2006 as a result of the sale of two rigs in Nigeria and a cash gain of $1.9 million in connection with the collection of final insurance proceeds with regards to Barge Rig 57 that was damaged in a July 2005 incident while under tow. Interest expense declined $0.3 million in the third quarter of 2007 as compared to the third quarter of 2006 due primarily to capitalization of $1.3 million in interest on rig construction projects in 2007 as compared to $1.0 million of capitalized interest in the third quarter of 2006. Interest income decreased $0.4 million due to higher investments in marketable securities in the third quarter of 2006 as compared to 2007. General and administration expense decreased $1.8 million as compared to the third quarter of 2006 due to a revision of our allocation method to more fairly match overhead costs directly to our operations.
     In 2004, we entered into two variable-to-fixed interest rate swap agreements. The swap agreements did not qualify for hedge accounting and accordingly, we reported the mark-to-market change in the fair value of the interest rate derivatives in earnings. For the three months ended September 30, 2007, we recognized a $0.3 million decrease in the fair value of the derivative positions and for the three months ended September 30, 2006 we recognized a $1.0 million decrease in the fair value of the derivative positions. For additional information see Note 8 in the notes to the unaudited consolidated condensed financial statements. On July 17, 2007, we terminated one swap scheduled to expire in September 2008 and received $0.7 million. The second swap was not renewed and expired on September 4, 2007.
     Income tax expense was $19.2 million for the third quarter of 2007 as compared to $13.2 million for the third quarter of 2006. Income tax for the third quarter of 2007 includes a benefit of $0.5 million of interest and foreign currency exchange rate fluctuations related to our FIN 48 calculation.
Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006
     We recorded net income of $69.5 million for the nine months ended September 30, 2007, as compared to net income of $43.9 million for the nine months ended September 30, 2006. Drilling and rental operating income was $149.8 million for the nine months ended September 30, 2007 as compared to $124.9 million for the nine months ended September 30, 2006. Gain on disposition of assets for the current period was $17.2 million as compared to $6.9 million in the comparable period in 2006.

RESULTS OF OPERATIONS (continued)
     The following is an analysis of our operating results for the comparable periods:

	Nine Months Ended September 30,
	2007		2006
	(Dollars in Thousands)
Drilling and rental revenues:
U.S. drilling	$178,975	38%	$135,297	31%
International drilling	197,867	42%	214,407	49%
Rental tools	96,905	20%	90,401	20%

Total drilling and rental revenues	$473,747	100%	$440,105	100%

Drilling and rental operating income:
U.S. drilling gross margin excluding depreciation and amortization (1)	$102,035	57%	$77,069	57%
International drilling gross margin excluding depreciation and amortization (1)	49,849	25%	42,901	20%
Rental tools gross margin excluding depreciation and amortization (1)	58,642	61%	56,613	63%
Depreciation and amortization	(60,744)		(51,665)

Total drilling and rental operating income (2)	149,782		124,918

General and administration expense	(18,380)		(23,261)
Provision for reduction in carrying value of certain assets	(1,091)		—
Gain on disposition of assets, net	17,216		6,901

Total operating income	$147,527		$108,558

(1)	Drilling and rental gross margins, excluding depreciation and amortization, are computed as drilling and rental revenues less direct drilling and rental operating expenses, excluding depreciation and amortization expense; drilling and rental gross margin percentages are computed as drilling and rental gross margin, excluding depreciation and amortization, as a percent of drilling and rental revenues. The gross margin amounts, excluding depreciation and amortization, and gross margin percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (“GAAP”). However, we monitor our business segments based on several criteria, including drilling and rental gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

		International
Nine Months Ended September 30, 2007	U.S. Drilling	Drilling	Rental Tools
	(Dollars in Thousands)
Drilling and rental operating income (2)	$78,126	$30,259	$41,397
Depreciation and amortization	23,909	19,590	17,245

Drilling and rental gross margin excluding depreciation and amortization	$102,035	$49,849	$58,642

Nine Months Ended September 30, 2006
Drilling and rental operating income (2)	$59,822	$22,654	$42,442
Depreciation and amortization	17,247	20,247	14,171

Drilling and rental gross margin excluding depreciation and amortization	$77,069	$42,901	$56,613

(2)	Drilling and rental operating income — drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.
U.S. Drilling Segment
     Revenues for the U.S drilling segment increased $43.7 million to $179.0 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increased revenues were primarily due to a $30.0 million increase for our barge drilling operations from significantly higher dayrates that more than offset fewer operating days, primarily related to the sale of workover Barge Rigs 9 and 26 (see Note 5) and the refurbishment of Barge Rig 8 during the third quarter of 2007. Barge Rig 12 was undergoing an upgrade from workover to deep drilling status until late May 2006 and newly constructed Barge Rig 77 also began operations in December 2006. During 2007 we also had two repositioned international land rigs operating in the U.S. market which contributed $9.1 million to the increase in U.S. drilling segment revenues as well as an additional $4.6 million related to the BP Liberty engineering and procurement project.

RESULTS OF OPERATIONS (continued)
U.S. Drilling Segment (continued)
     Average dayrates for the deep drilling barge rigs increased approximately $8,900 per day in 2007 as compared to 2006. As a result of approximately 35 percent higher dayrates on all barge rigs, the addition of two land rigs and effective operating cost controls, gross margins, excluding depreciation and amortization, increased $25.0 million to $102.0 million. This increase includes $1.2 million for the two land rigs and $1.8 million for the engineering project referred to above.
International Drilling Segment
     International drilling revenues decreased $16.5 million to $197.9 million during the first nine months of 2007 as compared to the first nine months of 2006. Of this decrease, $2.2 million is related to international land drilling revenues and $14.4 million to revenues from offshore operations. The decline in land revenues relates primarily to the release of rigs previously working under our TCO contract in Kazakhstan and the completion of our contract wells in Turkmenistan, being mostly offset by our operations in Colombia which contributed an additional $26.8 million in revenues. The decline of $14.4 million in offshore operations is due primarily to the sale of our barge rigs in Nigeria.
     Land revenues in the CIS decreased by $17.6 million due to the TCO contract completion in 2006 ($25.6 million), the release of our three rigs in Turkmenistan ($7.3 million) during the third quarter of 2006 and reduction in revenues related to our Sakhalin Island operations ($6.4 million) primarily related to lower reimbursable revenues and the completion of a water reinjection well project in July 2006. In the Karachaganak area of Kazakhstan, revenues increased by $9.0 million as a result of higher dayrates and the addition of Rig 107 (which was released in late December 2005 from the TCO contract) which commenced operations at the end of March 2006 and the addition of Rigs 249 and 258 (from the TCO contract). In addition Rig 236, which began drilling in Kazakhstan in late 2006, contributed $10.1 million in revenues. In our Asia Pacific region, revenues decreased $9.6 million due mainly to terminations of contracts within Bangladesh for Rig 225 ($5.2 million) and for two of our rigs within New Zealand ($3.1 million).
     Gross margin, excluding depreciation and amortization, for international land operations increased by $4.0 million. In Mexico gross margin, excluding depreciation and amortization, improved by $8.7 million due to lower expenses in 2007, as 2006 included costs to close down operations and relocate the rigs out of the country. In Colombia, gross margin, excluding depreciation and amortization, increased by $12.4 million as two rigs drilled the entire period in 2007, compared to no rigs operating in Colombia in the comparable period of 2006. In the Karachaganak area of Kazakhstan, gross margin, excluding depreciation and amortization, increased $4.7 million as two rigs operated all of the period of 2007, compared to one rig in the comparable period of 2006 and also as a result of pre-mobilization standby revenues on another two rigs received in the first nine months of 2007. Rig 236, also in Kazakhstan contributed an increase of $2.4 million for the period of 2007, as this rig was not working in the region in the comparable period in 2006. These increases were partially offset by the completion of contract wells under our TCO contract, the release of rigs in Turkmenistan, and shifting of Rig 122 and 256 to U.S. operations.
     International offshore revenues declined $14.4 million to $26.7 million during the first nine months of 2007 compared to the first nine months of 2006. This decrease was due primarily to the sale of our Nigerian barge rigs in the third quarter of 2006. Revenues for Barge Rig 53 in Mexico increased $3.1 million due to a higher dayrate. Gross margins, excluding depreciation and amortization, for international offshore operations increased $3.8 million as a result of the higher dayrate in Mexico combined with lower costs in the Caspian Sea, partially offset by the sale of the Nigeria barge rigs.
Rental Tools Segment
     Rental tools revenues increased $6.5 million to $96.9 million during the first nine months of 2007 as compared to the first nine months of 2006. The increase was due primarily to an increase in rental revenues of $1.7 million from international rentals and $5.8 million from our Evanston, Wyoming operations, partially offset by a decline of $0.9 million from our Victoria and Odessa, Texas operations.

RESULTS OF OPERATIONS (continued)
Rental Tools Segment (continued)
     Revenues increased primarily due to higher demand and higher rental tool sales. Rental tools gross margins, excluding depreciation and amortization, increased $2.0 million to $58.6 million for the current period as compared to the comparable period of 2006. Gross margin percentage, excluding depreciation and amortization, decreased to 61 percent in the current period as compared to 63 percent in the comparable period in 2006, due primarily to fewer equipment sales.
Other Financial Data
     Gain on asset dispositions increased by $10.3 million, due primarily to the gain on the sale of the two workover barge rigs in the first quarter of 2007. Interest expense declined $5.3 million in the current period of 2007 as compared to 2006 due to lower average outstanding debt and capitalization of $4.7 million in interest on rig construction projects in 2007. There was $2.0 million of capitalized interest in the first nine months of 2006. Interest income for the current period was relatively unchanged when compared to the same period for 2006. General and administration expense decreased $4.9 million as compared to first nine months of 2006 due to a revision of our allocation method to more fairly match overhead costs directly to our operations.
     In 2004, we entered into two variable-to-fixed interest rate swap agreements. The swap agreements did not qualify for hedge accounting and accordingly, we have reported the mark-to-market change in the fair value of the interest rate derivatives currently in earnings. For the nine months ended September 30, 2007, we recognized a $0.7 million decrease in the fair value of the derivative positions and for the nine months ended September 30, 2006, we recognized a $0.2 million increase in the fair value of the derivative positions. On July 17, 2007, we terminated one swap scheduled to expire in September 2008 and received $0.7 million. In addition, the second swap was not renewed and expired on September 4, 2007.
     Income tax expense was $59.1 million for the first nine months of 2007 as compared to $42.4 million for the third quarter of 2006. The $16.7 million increase in taxes during the current period was due primarily to the impact of the gain on the sale of the two U.S. workover barge rigs, the inclusion of FIN 48 interest and foreign currency exchange rate fluctuation described in Note 6 and the increase in operating income related to U.S. operations.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     As of September 30, 2007, we had cash, cash equivalents and marketable securities of $67.0 million, a decrease of $88.2 million from December 31, 2006. The primary sources of cash for the nine-month period as reflected on the consolidated condensed statements of cash flows were $52.1 million provided by operating activities, $110.2 million from the issuance of convertible debt, net of issuance costs and hedge and warrant transactions and $15.8 million from stock options exercised. The primary use of cash was $105.2 million used in investing activities, including $191.4 million for capital expenditures, net proceeds of $20.5 million from the sale of two workover barge rigs and $62.9 million in net proceeds from the sale and purchase of marketable securities and a $100.0 million reduction in debt. Major capital expenditures for the period included $55.9 million on construction of new land rigs and $57.2 million for tubulars and other rental tools for the expansion of Quail Tools.
     As of September 30, 2006, we had cash and cash equivalents of $172.3 million, an increase of $94.2 million from December 31, 2005. The primary sources of cash for the nine-month period as reflected on the consolidated condensed statements of cash flows were $110.8 million provided by operating activities, $144.7 million used in investing activities, $58.7 million provided from financing activities, $99.9 million of net proceeds on our common stock issuance in January 2006 and a $50.0 million reduction in debt, net of premium. Major investing activities during the nine-month period ended September 30, 2006 included proceeds of $46.0 million from the sale of two Nigeria barge rigs, a $69.4 million net investment in auction rate securities and $129.0 million for capital expenditures. Major capital expenditures for the period included $19.0 million on construction of four new 2,000 HP land rigs, $30.7 million for tubulars and other rental tools for Quail Tools, $7.4 million on the conversion of workover Barge Rig 12 to a deep drilling barge and $21.5 million on construction of a new ultra-deep drilling barge.

LIQUIDITY AND CAPITAL RESOURCES (continued)
Financing Activity
     On July 5, 2007, we issued $125.0 million aggregate principal amount of 2.125 percent Convertible Notes due July 15, 2012 pursuant to a prospectus dated June 28, 2007. Interest is payable semiannually on July 15th and January 15th. The initial conversion price is approximately $13.85 per share and is subject to adjustment for the occurrence of certain events stated within the indenture. Proceeds from the transaction were used to call our outstanding Floating Rate notes, to pay the net cost of hedge and warrant transactions, and for general corporate purposes. Effectively, the hedge and warrant transactions increase the conversion price to approximately $18.29 per share.
     On September 20, 2007, we replaced our existing $40.0 million Credit Agreement with a new $60.0 million Amended and Restated Credit Agreement (“2007 Credit Facility”) which expires in September 2012. The 2007 Credit Facility is secured by rental tools equipment, accounts receivable and the stock of substantially all of our domestic subsidiaries, other than domestic subsidiaries owned by a foreign subsidiary and contains customary affirmative and negative covenants such as minimum ratios for consolidated leverage, consolidated interest coverage and consolidated senior secured leverage.
     The 2007 Credit Facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Revolving loans are available under the 2007 Credit Facility subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tools equipment. The 2007 Credit Facility calls for a borrowing base calculation only when the 2007 Credit Facility has outstanding loans, including letters of credit, totaling at least $40.0 million. As of September 30, 2007, there were $13.5 million in letters of credit outstanding and no loans.
     On September 27, 2007, we redeemed $100.0 million face value of our Senior Floating Rate Notes pursuant to a redemption notice dated August 17, 2007 at the redemption price of 101.0 percent. Proceeds from the sale of our Convertible Notes were used to fund the redemption.
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
     We had total long-term debt of $353.9 million as of September 30, 2007. The long-term debt included:
•	$125.0 million aggregate principal amount of Convertible Senior Notes bearing interest at a rate of 2.125 percent, which are due July 15, 2012; and

•	$225.0 million aggregate principal amount of 9.625 percent Senior Notes, which are due October 1, 2013 plus an associated $3.9 million in unamortized debt premium.
     As of September 30, 2007, we had approximately $113.5 million of liquidity. This liquidity was comprised of $67.0 million of cash and cash equivalents on hand and $46.5 million of availability under the revolving credit facility. We do not have any unconsolidated special-purpose entities, off-balance-sheet financing arrangements nor guarantees of third-party financial obligations. We have no energy or commodity contracts.

LIQUIDITY AND CAPITAL RESOURCES (continued)
Financing Activity (continued)
     The following table summarizes our future contractual cash obligations as of September 30, 2007:

		Less than			More than
	Total	1 Year	Years 2 - 3	Years 4 - 5	5 Years
	(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$350,000	$—	$—	$125,000	$225,000
Long-term debt — interest (1)	142,666	24,313	48,625	48,072	21,656
Operating leases (2)	9,074	4,625	3,446	1,003	—
Purchase commitments (3)	24,232	24,232	—	—	—

Total contractual obligations	$525,972	$53,170	$52,071	$174,075	$246,656

Commercial commitments:
Revolving credit facility (4)	$—	$—	$—	$—	$—
Standby letters of credit (4)	13,529	13,529	—	—	—

Total commercial commitments	$13,529	$13,529	$—	$—	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.625 percent Senior Notes. The remaining unamortized premium of $3.9 million is not included in the contractual cash obligations schedule.

(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3)	We have purchase commitments outstanding as of September 30, 2007, related to rig upgrade projects and new rig construction. In addition, we expect to contribute an additional $20-$25 million to our Saudi Arabia joint venture in the next six to nine months, as our share of additional rig costs.

(4)	We have a $60.0 million revolving credit facility. As of September 30, 2007, no amounts have been drawn down, but $13.5 million of availability has been used to support letters of credit that have been issued, resulting in an estimated $46.5 million of availability. The revolving credit facility expires September 20, 2012.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have used derivative instruments to manage risks associated with interest rate fluctuations in connection with our $100.0 million Senior Floating Rate Notes which were fully redeemed on September 27, 2007. These derivative instruments, which consisted of variable-to-fixed interest rate swaps, did not meet the hedge criteria in SFAS No. 133 and were therefore not designated as hedges. Accordingly, the change in the fair value of the interest rate swaps was recognized in earnings.
     On July 17, 2007, we terminated one swap scheduled to expire in September 2008 and received $0.7 million. On September 4, 2007, our one remaining swap expired.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We performed evaluations under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2007.
     Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For information regarding legal proceedings, see Note 11, “Contingencies,” in Item 1 of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
     (a) Exhibits: The following exhibits are filed as a part of this report:

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation (as amended) of Parker Drilling Company.

4.1	Indenture, dated as of July 5, 2007, among Parker Drilling Company, the guarantors from time to time party thereto, and The Bank of New York Trust Company, N.A., with respect to the 2.125 percent Convertible Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

4.2	Form of 2.125 percent Convertible Senior Note due 2013 (included in Exhibit 4.1).

10.1	Confirmation of Convertible Bond Hedge Transaction, dated as of June 28, 2007, by and between Parker Drilling Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

10.2	Confirmation of Convertible Bond Hedge Transaction, dated as of June 28, 2007, by and between Parker Drilling Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

10.3	Confirmation of Convertible Bond Hedge Transaction, dated as of June 28, 2007, by and between Parker Drilling Company and Lehman Brothers OTC Derivatives Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

10.4	Confirmation of Issuer Warrant Transaction dated as of June 28, 2007, by and between Parker Drilling Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

10.5	Confirmation of Issuer Warrant Transaction, dated as of June 28, 2007, by and between Parker Drilling Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

10.6	Confirmation of Issuer Warrant Transaction dated as of June 28, 2007, by and between Parker Drilling Company and Lehman Brothers OTC Derivatives Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

10.7	Amendment to Confirmation of Issuer Warrant Transaction dated as of June 29, 2007, by and between Parker Drilling Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

10.8	Amendment to Confirmation of Issuer Warrant Transaction, dated as of June 29, 2007, by and between Parker Drilling Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

10.9	Amendment to Confirmation of Issuer Warrant Transaction, dated as of June 29, 2007, by and between Parker Drilling Company and Lehman Brothers OTC Derivatives Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

10.10	Amended and Restated Credit Agreement, dated September 20, 2007, by and between the Company, the several lenders thereto, Lehman Brothers, Inc., as syndication agent, Bank of America, N.A., as Sole Advisor, Sole Lead Arranger and Sole Bookrunner, and Lehman Commercial Paper, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 25, 2007)

31.1	Section 302 Certification – Chairman and Chief Executive Officer

31.2	Section 302 Certification – Senior Vice President and Chief Financial Officer

32.1	Section 906 Certification – Chairman and Chief Executive Officer

32.2	Section 906 Certification – Senior Vice President and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER DRILLING COMPANY
Date: November 9, 2007	Registrant
	By:	/s/ Robert L. Parker Jr.
Robert L. Parker Jr.
Chairman and Chief Executive Officer

	By:	/s/ W. Kirk Brassfield
W. Kirk Brassfield
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation (as amended) of Parker Drilling Company.

31.1	Section 302 Certification – Chairman and Chief Executive Officer

31.2	Section 302 Certification – Senior Vice President and Chief Financial Officer

32.1	Section 906 Certification – Chairman and Chief Executive Officer

32.2	Section 906 Certification – Senior Vice President and Chief Financial Officer