Form 10-Q
period 2008-03-31
PARKER DRILLING CO /DE/
filed 2008-05-12
CIK 76321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 30, 2008, 112,946,294 common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Dollars in thousands) (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$44,733	$60,124
Accounts and notes receivable, net	181,011	166,706
Rig materials and supplies	25,678	24,264
Deferred costs	9,552	7,795
Deferred income taxes	9,423	9,423
Other tax assets	27,526	32,532
Other current assets	25,744	22,339

Total current assets	323,667	323,183

Property, plant and equipment less accumulated depreciation and amortization of $634,109 at March 31, 2008 and $628,079 at December 31, 2007	600,200	585,888
Goodwill	100,315	100,315
Investment in and advances to unconsolidated joint venture	2,000	(4,353)
Deferred income taxes	23,396	40,121
Other noncurrent assets	33,060	31,833

Total assets	$1,082,638	$1,076,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$35,000	$20,000
Accounts payable and accrued liabilities	85,107	87,352
Accrued income taxes	18,724	16,828

Total current liabilities	138,831	124,180

Long-term debt	353,559	353,721
Other long-term liabilities	20,675	56,318
Long-term deferred tax liability	8,250	8,044
Contingencies (Note 11)	—	—
Stockholders’ equity:
Common stock	18,749	18,653
Capital in excess of par value	596,481	593,866
Accumulated deficit	(53,907)	(77,795)

Total stockholders’ equity	561,323	534,724

Total liabilities and stockholders’ equity	$1,082,638	$1,076,987

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands except per
	share and weighted average shares
	outstanding)
	(Unaudited)

Drilling and rental revenues:
U.S. drilling	$45,888	$60,978
International drilling	68,740	41,914
Project management and engineering services	19,179	18,406
Rental tools	39,471	29,975

Total drilling and rental revenues	173,278	151,273

Drilling and rental operating expenses:
U.S. drilling	21,522	26,749
International drilling	52,621	29,729
Project management and engineering services	15,661	16,066
Rental tools	15,818	11,163
Depreciation and amortization	26,166	18,059

Total drilling and rental operating expenses	131,788	101,766

Drilling and rental operating income	41,490	49,507

General and administration expense	(6,668)	(5,888)
Gain on disposition of assets, net	579	16,404

Total operating income	35,401	60,023

Other income and (expense):
Interest expense	(5,690)	(6,330)
Changes in fair value of derivative positions	—	(381)
Interest income	368	1,784
Equity in loss of unconsolidated joint venture and related charges, net of tax	(1,105)	—
Minority interest	—	(1,000)
Other	60	7

Total other income and (expense)	(6,367)	(5,920)

Income before income taxes	29,034	54,103
Income tax (benefit) expense:
Current	(10,643)	22,012
Deferred	15,789	2,097

Total income tax (benefit) expense	5,146	24,109

Net income	$23,888	$29,994

Basic earnings per share:
Net income	$0.22	$0.28
Diluted earnings per share:
Net income	$0.21	$0.27
Number of common shares used in computing earnings per share:
Basic	110,546,311	107,743,870
Diluted	111,481,301	109,464,663

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$23,888	$29,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,166	18,059
Gain on disposition of assets	(579)	(16,404)
Equity loss in unconsolidated joint venture and related charges, net of tax	1,105	—
Deferred income tax expense	15,789	2,097
Expenses not requiring cash	2,945	2,796
Change in accounts receivable	(12,485)	(10,435)
Change in other assets	(5,626)	(11,652)
Change in liabilities	(35,282)	19,265

Net cash provided by operating activities	15,921	33,720

Cash flows from investing activities:
Capital expenditures	(43,159)	(52,991)
Proceeds from the sale of assets	1,227	21,625
Proceeds from insurance settlements	951	—
Investment in unconsolidated joint venture	(5,000)	—
Purchase of marketable securities	—	(48,675)
Proceeds from sale of marketable securities	—	28,102

Net cash used in investing activities	(45,981)	(51,939)

Cash flows from financing activities:
Proceeds from draw on revolver credit facility	15,000	—
Excess tax benefit from stock based compensation	(331)	140

Net cash provided by financing activities	14,669	140

Net increase (decrease) in cash and cash equivalents	(15,391)	(18,079)
Cash and cash equivalents at beginning of year	60,124	92,203

Cash and cash equivalents at end of period	$44,733	$74,124

Supplemental cash flow information:
Interest paid	$1,841	$2,164
Income taxes paid	$14,994	$3,052

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. General — In the opinion of the management of Parker Drilling Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of March 31, 2008 and December 31, 2007, (2) the results of operations for the three months ended March 31, 2008 and 2007, and (3) cash flows for the three months ended March 31, 2008 and 2007. Results for the three months ended March 31, 2008 are not necessarily indicative of the results that will be realized for the year ending December 31, 2008. The financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2007.

Stock-Based Compensation — Total stock-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2008 and 2007, was $2.0 million and $1.8 million respectively, all of which was related to restricted stock plan expense. Stock-based compensation expense is included in our consolidated condensed income statement in “General and administration expense.” There were no unvested stock options at December 31, 2007 and March 31, 2008. The Company had 783,800 outstanding and exercisable stock options as of March 31, 2008, the aggregate intrinsic value of which was $2.7 million, with a weighted average exercise price of $3.46. Unvested restricted stock awards at December 31, 2007 and March 31, 2008 were 1,502,592 shares and 1,440,148 shares, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $5.1 million as of December 31, 2007 and $5.4 million as of March 31, 2008. There were 376,734 restricted shares granted (net of forfeitures) to certain officers and key employees during the three month period ended March 31, 2008. The remaining unrecognized compensation cost related to unamortized restricted stock awards will be amortized over a weighted-average vesting period of approximately one year.

The excess tax benefit realized for the tax deductions from options exercised and restricted stock vesting totaled $0.3 million for the three months ended March 31, 2008, which has been reported as a financing cash outflow in the consolidated condensed statement of cash flows.

2. Earnings Per Share (“EPS”) (continued)

	Three Months Ended March 31, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic EPS:
Net income	$23,888,000	110,546,311	$0.22

Effect of dilutive securities:
Stock options and restricted stock		934,990	$(0.01)
Diluted EPS:
Net income	$23,888,000	111,481,301	$0.21

	Three Months Ended March 31, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic EPS:
Net income	$29,994,000	107,743,870	$0.28

Effect of dilutive securities:
Stock options and restricted stock		1,720,793	$(0.01)
Diluted EPS:
Net income	$29,994,000	109,464,663	$0.27

All stock options outstanding during the three months ended March 31, 2008, were included in the computation of diluted EPS as the options’ exercise prices were less than the average market price of the common shares. Options to purchase 2,147,000 shares of common stock with exercise prices ranging from $8.88 to $12.19

PARKER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS — (Continued)

per share were outstanding during the three months ended March 31, 2007, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

3. Business Segments — The primary services we provide are as follows: U.S. drilling, international drilling, project management and engineering services and rental tools. In the first quarter of 2008, the Company created a new segment called Project Management and Engineering Services by combining our labor, operations and maintenance and engineering services contracts which had been previously reported in our U.S. Drilling and International segments. The new segment was created in anticipation of the significant expansion of these projects and services and senior management’s resultant separate performance assessment and resource allocation. The new segment operations, unlike our U.S. and international drilling and rental tools operations, generally require little or no capital expenditures, and therefore has different performance assessment and resource needs. Financial information for reportable segments for 2007 has been restated to reflect this change. Information regarding our operations by industry segment for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)

Drilling and rental revenues:
U.S. drilling	$45,888	$60,978
International drilling	68,740	41,914
Project management and engineering services	19,179	18,406
Rental tools	39,471	29,975

Total drilling and rental revenues	$173,278	$151,273

Drilling and rental operating income:
U.S. drilling	$15,673	$26,840
International drilling	5,759	6,554
Project management and engineering services	3,518	2,340
Rental tools	16,540	13,773

Total drilling and rental operating income	41,490	49,507
General and administration expense	(6,668)	(5,888)
Gain on disposition of assets, net	579	16,404

Total operating income	35,401	60,023
Interest expense	(5,690)	(6,330)
Changes in fair value of derivative positions	—	(381)
Other	(677)	791

Income before income taxes	$29,034	$54,103

4. Disposition of Assets — Asset dispositions in the first quarter 2008 included the sale of Rig 206 in Indonesia for which we recorded no gain or loss and miscellaneous equipment that resulted in a recognized gain of $0.6 million. In the first quarter of 2007 asset dispositions consisted primarily of the sale of workover barge Rigs 9 and 26 for proceeds of approximately $20.5 million resulting in a recognized gain of $15.1 million.

5. Accounting for Uncertainty in Income Taxes — FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. During March 2008, the Company resolved the pending tax case with the Kazakhstan Ministry of

PARKER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS — (Continued)

Finance by paying the reduced interest assessment related to tax payments made in 2007 (see Note 8 — Kazakhstan Tax Case), and accordingly reduced previously provided amounts to reflect the interest payment. As of March 31, 2008, the Company had a remaining liability for unrecognized tax benefits of $13.0 million primarily related to foreign operations.

6. Income Tax Expense — Income tax expense was $5.1 million for the first quarter of 2008, as compared to income tax expense of $24.1 million for the first quarter of 2007. Income tax for the first quarter of 2008 includes a benefit of $13.4 million of FIN 48 interest and foreign currency exchange rate fluctuations related to our settlement of interest related to our Kazakhstan tax case (see Note 8 — Kazakhstan Tax Case) and a valuation allowance of $4.1 million related to a Papua New Guinea deferred tax asset. Based on the level of projected future taxable income over the periods for which the deferred tax asset is deductible in Papua New Guinea, management believes that it is more likely than not that the Company’s subsidiary will not realize the benefit of this deduction in Papua New Guinea.

7. Saudi Arabia Joint Venture — On April 9, 2008, a subsidiary of Parker executed an agreement (“Sale Agreement”) to sell its 50 percent share interest in Al-Rushaid Parker Drilling Co. Ltd. (“ARPD”) to an affiliate of the Al Rushaid subsidiary that owns the remaining 50 percent interest. The terms of the Sale Agreement provided for a $2.0 million payment to Parker’s subsidiary as consideration for the 50 percent share interest of the Parker subsidiary and partial repayment of investments and advances of the Parker subsidiary to ARPD, including a $5.0 million advance in January 2008. During the first quarter of 2008, the Parker subsidiary made the decision to terminate any future funding to ARPD, and accordingly, the Company did not record equity in losses of ARPD in the first quarter of 2008. We recognized a $1.1 million loss, net of income taxes, in the first quarter of 2008 primarily as a result of nonrecoverable costs incurred by the Parker affiliate to support ARPD operations during the current quarter. The Parker subsidiary received the $2.0 million on April 15, 2008.

The Sale Agreement obligates the resulting Saudi shareholders to indemnify the Parker subsidiary and its affiliates from claims arising out of or related to the operations of ARPD, including the drilling contracts between ARPD and Saudi Aramco, ARPD’s bank loans and vendors providing goods or services to ARPD. Each party has agreed to waive any claims that it may have against the other party arising out of the business of ARPD on or before the closing date, and subject to the formal transfer of the shares the Parker subsidiary has agreed to disclaim any remaining rights with respect to the unpaid portion of shareholder loans and payables owed by ARPD to the Parker subsidiary. The formal transfer of shares is subject to certain Saudi Arabian government approvals.

The agreement also provides that there are no restrictions on Parker or any of its affiliates with regard to competing with ARPD in the future, including in Saudi Arabia.

8. Kazakhstan Tax Case

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
STATEMENTS — (Continued)

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

On July 30, 2007, the supervisory panel of the SCK affirmed the May 24, 2006 ruling upholding the income tax assessment of MinFin and on August 7, 2007, MinFin issued a notice of assessment of corporate income taxes of approximately US$40 million and interest of approximately US$33 million. PKD Kazakhstan immediately filed a Complaint Against the Notice (“Complaint”) and MinFin acknowledged receipt of this Complaint and that no enforcement action would occur pending resolution of the Complaint pursuant to the MAP of the Tax Treaty. The Competent Authorities re-convened on October 8-11, 2007, to address the double taxation issue, but did not issue a protocol of resolution under the Tax Treaty.

On December 12, 2007, PKD Kazakhstan paid the tax portion of the Income Tax Assessment, net of estimated taxes previously paid. In January 2008, PKD Kazakhstan filed an appeal against the interest portion of the notice of assessment. On February 25, 2008, the Atyrau Economic Court issued a ruling that interest on the income tax assessed should accrue from the October 12, 2005 assessment date as opposed to the original assessment in 2001. Based on this court ruling the Atyrau Tax Committee issued an interest assessment of approximately US$13 million, which was paid by PKD Kazakhstan on March 14, 2008, in final resolution of this matter. Income tax for the first quarter of 2008 includes a benefit of $13.4 million of FIN 48 interest and foreign currency exchange rate fluctuations related to this final resolution.

9. Long-Term Debt

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)

Senior Notes:
Interest rate 2.125% convertible due 2012	$125,000	$125,000
Interest rate 9.625%, due 2012	228,559	228,721
Revolving credit facility	35,000	20,000

Total debt	388,559	373,721
Less current portion	35,000	20,000

Total long-term debt	$353,559	$353,721

On July 5, 2007, we issued $125.0 million aggregate principal amount of 2.125 percent Convertible Senior Notes due July 15, 2012. Interest is payable semiannually on July 15th and January 15th. The initial conversion price is approximately $13.85 per share and is subject to adjustment for the occurrence of certain events stated within the indenture. Proceeds from the transaction were used to call our outstanding Senior Floating Rate notes, to pay the net cost of hedge and warrant transactions, and for general corporate purposes. Effectively, the hedge and warrant transactions increase the conversion price to approximately $18.29 per share.

On September 20, 2007, we replaced our existing $40.0 million Credit Agreement with a new $60.0 million credit facility pursuant to an Amended and Restated Credit Agreement (the “2007 Credit Facility”), which expires in September 2012. The 2007 Credit Facility is secured by rental tools equipment, accounts receivable and the stock of substantially all of our domestic subsidiaries, other than domestic subsidiaries owned by a foreign subsidiary, and

PARKER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS — (Continued)

contains customary affirmative and negative covenants such as minimum ratios for consolidated leverage, consolidated interest coverage and consolidated senior secured leverage.

The 2007 Credit Facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Revolving loans are available under the 2007 Credit Facility subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tools equipment. The 2007 Credit Facility calls for a borrowing base calculation only when the 2007 Credit Facility has outstanding loans, including letters of credit, totaling at least $40.0 million. As of March 31, 2008, there were $13.0 million in letters of credit outstanding and $35.0 million of outstanding loans.

10. Derivative Instruments — We used derivative instruments to manage risks associated with interest rate fluctuations in connection with our $100.0 million Senior Floating Rate Notes, which were fully redeemed on September 27, 2007. These derivative instruments, which consisted of variable-to-fixed interest rate swaps, did not meet the hedge criteria in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were therefore not designated as hedges. Accordingly, the change in the fair value of the interest rate swaps was recognized in earnings.

On July 17, 2007, we terminated one swap scheduled to expire in September 2008 and received $0.7 million. On September 4, 2007, our one remaining swap expired.

11. Contingencies

Bangladesh Claim

In September 2005, a subsidiary of the Company was served with a lawsuit filed in the 152nd District Court of Harris County State of Texas on behalf of numerous citizens of Bangladesh claiming $250 million in damages due to various types of property damage and personal injuries (none involving loss of life) arising as a result of two blowouts that occurred in Bangladesh in January and June 2005, although only the June 2005 blowout involved the Company. The court dismissed the case on the basis that Houston, Texas, is not the appropriate location for this suit to be filed. The plaintiffs have appealed this dismissal; however, the Company believes the plaintiffs’ prospects of being successful on appeal are remote. No amounts were accrued at March 31, 2008.

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

PARKER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS — (Continued)

The initial discovery of Group I reaped dismissals with prejudice, two dismissals without prejudice and two withdraws from Group I, leaving only 40 plaintiffs remaining in Group I. Selection of Discovery Group II was completed on April 21, 2008. Out of the 60 Plaintiffs selected, Parker Drilling was named in one (1) suit.

The subsidiaries named in these asbestos-related lawsuits intend to defend themselves vigorously and, based on the information available to the Company at this time, the Company does not expect the outcome to have a material adverse effect on its financial condition, results of operations or cash flows; however, the Company is unable to predict the ultimate outcome of these lawsuits. No amounts were accrued at March 31, 2008.

Gulfco Site

Several years ago the Company received an information request under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) designating Parker Drilling Offshore Corporation, a subsidiary of Parker Drilling as a potentially responsible party with respect to the Gulfco Marine Maintenance, Inc. Superfund Site in Freeport, Texas (EPA No. TX 055144539). The subsidiary responded to this request in 2003 with documents. In January, 2008 the subsidiary received an administrative order to participate in an investigation of the site and a study of the remediation needs and alternatives. The EPA alleges that the subsidiary is successor to a party who owned the Gulfco site during the time when chemical releases took place there. Two other parties have been performing that work since mid-2005 under an earlier version of the same order. The subsidiary believes that it has a sufficient cause to decline participation under the order and has notified the EPA of that decision. Non-compliance with an EPA order absent sufficient cause for doing so can result in substantial penalties under CERCLA. The subsidiary is continuing to evaluate its relationship to the site and intends to confer with the EPA in an effort to resolve the matter. The Company has not yet estimated the amount or impact on our operations, financial position or cash flows of any costs related to the site. The EPA and the other two parties have spent over $2.5 million studying and conducting initial remediation of the site, and it is anticipated that an additional $1.3 million will be required to complete the remediation. The Company does not believe we have any obligation with respect to the remediation of the property, and accordingly no accrual was made as of March 31, 2008.

Freight Forwarding and Customs Agent Request

As previously disclosed, the Company received requests from the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (SEC”) relating to the Company’s utilization of the services of a freight forwarding and customs agent. In response to those requests, the Company is conducting an internal investigation. The DOJ and the SEC are conducting parallel investigations into possible violations of U.S. law by the Company, including the Foreign Corrupt Practices Act (the “FCPA”). In particular, the DOJ and the SEC are investigating the Company’s use of customs and freight forwarding agents in certain countries in which the Company currently operates or formerly operated, including Kazakhstan and Nigeria. The Company is fully cooperating with the DOJ and SEC investigations. At this point, we are unable to predict the duration, scope or result of the DOJ or the SEC investigation or whether either agency will commence any legal action.

Saudi Arabian Joint Venture

On April 9, 2008, a subsidiary of Parker Drilling Company executed an agreement (“Sale Agreement”) to sell its 50% share interest in Al Rushaid Parker Drilling Co. Ltd., a Saudi Arabian limited liability company (“ARPD”) to an affiliate of the Saudi Arabian entity that owns the remaining 50% interest. The terms of the Sale Agreement are reported in Note 7. Parker’s subsidiary received the $2.0 million as required by the Sales Agreement on April 15, 2008 and is awaiting certain Saudi Arabian governmental approvals in order to complete the formal transfer of share ownership.

12. Recent Accounting Pronouncements — In August 2007, the FASB issued a proposed FASB Staff Position (“FSP”), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including

PARKER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS — (Continued)

Partial Cash Settlement). This FSP would require that issuers of such convertible debt instruments separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in the Company’s financial statements. The proposed FSP is currently being redeliberated and Parker will determine the effect, if any, upon issuance of the final FSP.

13. Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements — Set forth on the following pages are the consolidating condensed financial statements of (i) Parker Drilling, (ii) its restricted subsidiaries that are guarantors of the Senior Notes, Senior Floating Rate Notes and Convertible Senior Notes (“the Notes”) and (iii) the restricted and unrestricted subsidiaries that are not guarantors of the Notes. The Notes are guaranteed by substantially all of the restricted subsidiaries of Parker Drilling. There are currently no restrictions on the ability of the restricted subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries. Separate financial statements for each guarantor company are not provided as the company complies with the exception to Rule 3-10(a)(1) of Regulation S-X, set forth in sub-paragraph (f) of such rule. All guarantor subsidiaries are owned 100% by the parent company, all guarantees are full and unconditional and all guarantees are joint and several.

AralParker (a Kazakhstan closed joint stock company, owned 80 percent by Parker Drilling (Kazakstan), Ltd. and 20 percent by Aralnedra, CJSC), Casuarina Limited (a wholly-owned captive insurance company), KDN Drilling Limited, Mallard Drilling of South America, Inc., Mallard Drilling of Venezuela, Inc., Parker Drilling Investment Company, Parker Drilling (Nigeria), Limited, Parker Drilling Company (Bolivia) S.A., Parker Drilling Company Kuwait Limited, Parker Drilling Company Limited (Bahamas), Parker Drilling Company of New Zealand Limited, Parker Drilling Company of Sakhalin, Parker Drilling de Mexico S. de R.L. de C.V., Parker Drilling International of New Zealand Limited, Parker Drilling Tengiz, Ltd., Parker TNK Drilling, PD Servicios Integrales, S. de R.L. de C.V., PKD Sales Corporation, Parker SMNG Drilling Limited Liability Company (owned 50 percent by Parker Drilling Company International, LLC), Parker Drilling Kazakhstan, B.V., Parker Drilling AME Limited, Parker Drilling Asia Pacific, LLC, PD International Holdings C.V.,PD Dutch Holdings C.V., PD Selective Holdings C.V., PD Offshore Holdings C.V., Parker Drilling Netherlands B.V., Parker Drilling Dutch B.V., Parker Hungary Rig Holdings Limited Liability Company, Parker Drilling Spain Rig Services, S L, Parker 3Source, LLC and Parker Enex, LLC are all non-guarantor subsidiaries. The Company is providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of March 31, 2008 and December 31, 2007 and for the quarters ended March 31, 2008 and 2007. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS — (Continued)

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEET

	March 31, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(Dollars in thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$21,570	$7,837	$15,326	$—	$44,733
Accounts and notes receivable, net	71,928	187,596	109,893	(188,406)	181,011
Rig materials and supplies	—	11,089	14,589	—	25,678
Deferred costs	—	1,556	7,996	—	9,552
Deferred income taxes	9,423	—	—	—	9,423
Other tax assets	61,555	(30,536)	(3,493)	—	27,526
Other current assets	174	14,143	11,427	—	25,744

Total current assets	164,650	191,685	155,738	(188,406)	323,667

Property, plant and equipment, net	79	434,027	165,972	122	600,200
Goodwill	—	100,315	—	—	100,315
Investment in subsidiaries and intercompany advances	890,035	944,460	(59,826)	(1,774,669)	—
Investment in and advances to unconsolidated joint venture	—	6,620	(4,620)	—	2,000
Other noncurrent assets	23,889	23,738	8,829	—	56,456

Total assets	$1,078,653	$1,700,845	$266,093	$(1,962,953)	$1,082,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$35,000	$—	$—	$—	$35,000
Accounts payable and accrued liabilities	54,491	225,206	79,437	(274,027)	85,107
Accrued income taxes	(307)	12,225	6,806	—	18,724

Total current liabilities	89,184	237,431	86,243	(274,027)	138,831

Long-term debt	353,559	—	—	—	353,559
Other long-term liabilities	4	12,852	7,819	—	20,675
Long-term deferred tax liability	—	1,237	7,013	—	8,250
Intercompany payables	74,583	576,746	36,830	(688,159)	—
Commitments and contingencies (Note 11)	—	—	—	—	—
Stockholders’ equity:
Common stock	18,749	39,900	21,152	(61,052)	18,749
Capital in excess of par value	596,481	1,045,732	122,261	(1,167,993)	596,481
Retained earnings (accumulated deficit)	(53,907)	(213,053)	(15,225)	228,278	(53,907)

Total stockholders’ equity	561,323	872,579	128,188	(1,000,767)	561,323

Total liabilities and stockholders’ equity	$1,078,653	$1,700,845	$266,093	$(1,962,953)	$1,082,638

PARKER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS — (Continued)

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEET

	December 31, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(Dollars in thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$31,326	$8,314	$20,484	$—	$60,124
Accounts and notes receivable, net	79,688	187,663	80,139	(180,784)	166,706
Rig materials and supplies	—	10,667	13,597	—	24,264
Deferred costs	—	1,553	6,242	—	7,795
Deferred income taxes	9,423	—	—	—	9,423
Other tax assets	59,673	(23,395)	(3,746)	—	32,532
Other current assets	174	10,578	11,587	—	22,339

Total current assets	180,284	195,380	128,303	(180,784)	323,183

Property, plant and equipment, net	79	423,652	162,035	122	585,888
Goodwill	—	100,315	—	—	100,315
Investment in subsidiaries and intercompany advances	813,248	963,269	(58,320)	(1,718,197)	—
Investment in and advances to unconsolidated joint venture	—	267	(4,620)	—	(4,353)
Other noncurrent assets	40,113	20,805	11,036	—	71,954

Total assets	$1,033,724	$1,703,688	$238,434	$(1,898,859)	$1,076,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	$—	$—	$—	$20,000
Accounts payable and accrued liabilities	48,820	221,363	64,577	(247,408)	87,352
Accrued income taxes	1,765	10,790	4,273	—	16,828

Total current liabilities	70,585	232,153	68,850	(247,408)	124,180

Long-term debt	353,721	—	—	—	353,721
Other long-term liabilities	110	48,174	8,034	—	56,318
Long-term deferred tax liability	1	1,237	6,806	—	8,044
Intercompany payables	74,583	576,746	38,074	(689,403)	—
Commitments and contingencies (Note 11)	—	—	—	—	—
Stockholders’ equity:
Common stock	18,653	39,900	21,152	(61,052)	18,653
Capital in excess of par value	593,866	1,045,732	115,765	(1,161,497)	593,866
Retained earnings (accumulated deficit)	(77,795)	(240,254)	(20,247)	260,501	(77,795)

Total stockholders’ equity	534,724	845,378	116,670	(962,048)	534,724

Total liabilities and stockholders’ equity	$1,033,724	$1,703,688	$238,434	$(1,898,859)	$1,076,987

PARKER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS — (Continued)

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(Dollars in thousands)
	(Unaudited)

Drilling and rental revenues	$—	$128,682	$65,905	$(21,309)	$173,278
Drilling and rental operating expenses	1	74,363	52,567	(21,309)	105,622
Depreciation and amortization	—	20,513	5,653	—	26,166

Drilling and rental operating income	(1)	33,806	7,685	—	41,490

General and administration expense(1)	(80)	(6,584)	(4)	—	(6,668)
Gain (loss) on disposition of assets, net	—	582	(3)	—	579

Total operating income (loss)	(81)	27,804	7,678	—	35,401

Other income and (expense):
Interest expense	(6,874)	(11,786)	(80)	13,050	(5,690)
Interest income	10,689	1,925	804	(13,050)	368
Equity in loss of unconsolidated joint venture and related charges, net of tax	——	(1,105)	—	—	(1,105)
Other	—	10	50	—	60
Equity in net earnings of subsidiaries	32,223	—	—	(32,223)	—

Total other income and (expense)	36,038	(10,956)	774	(32,223)	(6,367)

Income (loss) before income taxes	35,957	16,848	8,452	(32,223)	29,034
Income tax expense:
Current	(2,568)	(11,191)	3,116	—	(10,643)
Deferred	14,637	838	314	—	15,789

Income tax expense	12,069	(10,353)	3,430	—	5,146

Net income (loss)	$23,888	$27,201	$5,022	$(32,223)	$23,888

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS — (Continued)

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(Dollars in thousands)

Drilling and rental revenues	$—	$138,138	$19,842	$(6,707)	$151,273
Drilling and rental operating expenses	—	73,574	16,840	(6,707)	83,707
Depreciation and amortization	—	17,021	1,038	—	18,059

Drilling and rental operating income	—	47,543	1,964	—	49,507

General and administration expense(1)	(41)	(5,786)	(61)	—	(5,888)
Gain (loss) on disposition of assets, net	—	16,424	(20)	—	16,404

Total operating income (loss)	(41)	58,181	1,883	—	60,023

Other income and (expense):
Interest expense	(7,521)	(11,796)	(236)	13,223	(6,330)
Changes in fair value of derivative positions	(381)	—	—	—	(381)
Interest income	12,122	2,098	787	(13,223)	1,784
Minority interest	—	—	(1,000)	—	(1,000)
Other	—	(6)	13	—	7
Equity in net earnings of subsidiaries	39,559	—	—	(39,559)	—

Total other income and (expense)	43,779	(9,704)	(436)	(39,559)	(5,920)

Income (loss) before income taxes	43,738	48,477	1,447	(39,559)	54,103
Income tax expense:
Current	13,332	8,059	621	—	22,012
Deferred	412	1,416	269	—	2,097

Income tax expense	13,744	9,475	890	—	24,109

Net income (loss)	$29,994	$39,002	$557	$(39,559)	$29,994

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS — (Continued)

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

	Three months ending March 31, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
		(Dollars in thousands)
			(Unaudited)

Cash flows from operating activities:
Net income (loss)	$23,888	$27,201	$5,022	$(32,223)	$23,888
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	20,513	5,653	—	26,166
Gain/(loss) on disposition of assets	—	(582)	3	—	(579)
Deferred income tax expense	14,637	838	314	—	15,789
Equity in loss of unconsolidated joint venture and related charges, net of tax		1,105	—	—	1,105
Expenses not requiring cash	2,945	—	—	—	2,945
Equity in net earnings of subsidiaries	(32,223)	—	—	32,223	—
Change in accounts receivable	8,498	9,971	(30,954)	—	(12,485)
Change in other assets	(2,242)	(2,751)	(633)	—	(5,626)
Change in liabilities	4,638	(56,993)	17,073	—	(35,282)

Net cash provided by (used in) operating activities	20,141	(698)	(3,522)	—	15,921

Cash flows from investing activities:
Capital expenditures	—	(33,815)	(9,344)	—	(43,159)
Proceeds from the sale of assets	—	1,227	(0)	—	1,227
Proceeds from insurance claims	—	—	951		951
Investment in unconslidated joint venture	—	(5,000)	—		(5,000)

Net cash used in investing activities	—	(37,588)	(8,393)	—	(45,981)

Cash flows from financing activities:
Proceeds from draw on revolver credit facility	15,000	—	—	—	15,000
Excess tax benefit from stock based compensation	(331)	—	—	—	(331)
Intercompany advances, net	(44,566)	37,809	6,757	—	—

Net cash provided by (used in) financing activities	(29,897)	37,809	6,757	—	14,669

Net increase (decrease) in cash and cash equivalents	(9,756)	(477)	(5,158)	—	(15,391)
Cash and cash equivalents at beginning of year	31,326	8,314	20,484	—	60,124

Cash and cash equivalents at end of year	$21,570	$7,837	$15,326	$—	$44,733

PARKER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS — (Continued)

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
		(Dollars in thousands)
		(Unaudited)

Cash flows from operating activities:
Net income (loss)	$29,994	$39,002	$557	$(39,559)	$29,994
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	17,021	1,038	—	18,059
Gain on disposition of assets	—	(16,424)	20	—	(16,404)
Deferred tax expense (benefit)	412	1,416	269	—	2,097
Other	2,438	456	(98)	—	2,796
Equity in net earnings of subsidiaries	(39,559)	—	—	39,559	—
Change in accounts receivable	(8,365)	1,654	(3,724)	—	(10,435)
Change in other assets	12,572	(52,120)	27,896	—	(11,652)
Change in liabilities	6,888	7,841	4,536	—	19,265

Net cash provided by (used in) operating activities	4,380	(1,154)	30,494	—	33,720

Cash flows from investing activities:
Capital expenditures	—	(38,174)	(14,817)	—	(52,991)
Proceeds from the sale of assets	—	20,969	656	—	21,625
Purchase of marketable securities	(48,675)	—	—	—	(48,675)
Sale of marketable securities	28,102	—	—	—	28,102

Net cash used in investing activities	(20,573)	(17,205)	(14,161)	—	(51,939)

Cash flows from financing activities:
Excess tax benefit from stock options exercised	140	—	—	—	140
Intercompany advances, net	(2,586)	22,649	(20,063)	—	—

Net cash provided by (used in) financing activities	(2,446)	22,649	(20,063)	—	140

Net increase in cash and cash equivalents	(18,639)	4,290	(3,730)	—	(18,079)
Cash and cash equivalents at beginning of year	60,029	14,367	17,807	—	92,203

Cash and cash equivalents at end of period	$41,390	$18,657	$14,077	$—	$74,124

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Form 10-Q, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:

•	stability of prices and demand for oil and natural gas;

•	levels of oil and natural gas exploration and production activities;

•	demand for contract drilling and drilling related services and demand for rental tools;

•	our future operating results and profitability;

•	our future rig utilization, dayrates and rental tools activity;

•	entering into new, or extending existing, drilling contracts and our expectations concerning when our rigs will commence operations under such contracts;

•	growth through acquisitions of companies or assets;

•	construction or upgrades of rigs and expectations regarding when these rigs will commence operations;

•	capital expenditures for acquisition of rigs, construction of new rigs or major upgrades to existing rigs;

•	entering into joint venture agreements;

•	our future liquidity;

•	availability and sources of funds to reduce our debt and expectations of when debt will be reduced;

•	the outcome of pending or future legal proceedings, tax assessments and other claims;

•	the availability of insurance coverage for pending or future claims;

•	the enforceability of contractual indemnification in relation to pending or future claims;

•	compliance with covenants under our senior credit facility and indentures for our senior notes; and

•	organic growth of our operations.

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

•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business;

•	the U.S. economy and the demand for natural gas;

•	fluctuations in the market prices of oil and gas;

•	imposition of unanticipated trade restrictions;

•	unanticipated operating hazards and uninsured risks;

•	political instability, terrorism or war;

•	governmental regulations, including changes in accounting rules or tax laws or ability to remit funds to the U.S., that adversely affect the cost of doing business;

•	the outcome of our investigation and the parallel investigations by the Securities and Exchange Commission and the Department of Justice into possible violations of U.S. law, including the Foreign Corrupt Practices Act;

•	adverse environmental events;

•	adverse weather conditions;

•	changes in the concentration of customer and supplier relationships;

•	unexpected cost increases for new construction and upgrade and refurbishment projects;

•	delays in obtaining components for capital projects and in ongoing operational maintenance;

•	shortages of skilled labor;

•	unanticipated cancellation of contracts by operators;

•	breakdown of equipment;

•	other operational problems including delays in start-up of operations

•	changes in competition;

•	the effect of litigation and contingencies; and

•	other similar factors (some of which are discussed in documents referred to in this Form 10-Q).

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

OUTLOOK AND OVERVIEW

Worldwide demand and supply concerns combined with a devaluing U.S. dollar have continued to push oil prices to new highs, sustaining favorable market conditions for international drilling activity, while higher than anticipated natural gas prices have provided strength in the U.S. Gulf of Mexico (“GOM”) barge drilling market. In the first quarter of 2008, all of our business segments provided solid earnings even though utilization was down slightly from year end and dayrates for our domestic barges declined. For the remainder of 2008, we expect increased utilization and revenue from international operations due primarily to new contracts. Natural gas prices and preference for our barge rigs is expected to keep GOM barge rig utilization high throughout 2008, and dayrates are expected to be stable for the next few months. We also expect increased rental tools revenues throughout 2008 as a result of both our expansion programs and sustained natural gas prices.

Overview

Drilling and rental operating income was $41.5 million for the first quarter of 2008 compared to $49.5 in the first quarter of 2007. The decrease is primarily a result of the softening of dayrates in the GOM barge market that began in the third quarter of 2007. Income from our rental tools segment increased significantly over the first quarter of 2007 due primarily to growth at the Texas and North Dakota facilities opened in 2007.

International drilling operating income declined slightly in the first quarter of 2008 as compared to the first quarter of 2007, primarily due to increased depreciation related to new rigs placed into service in 2007 and higher costs related to operations in the Middle East, which were offset by increased utilization as a result of five rigs commencing operations in Mexico throughout the second through fourth quarters of 2007, improved dayrates on our Mexico barge rig and increased utilization of our rigs in Kazakhstan. Operations declined in Columbia as one rig completed its contract in December 2007 and the other in February 2008.

Project management and engineering services operating income in the first quarter of 2008 was $3.5 million which is an increase of $1.2 million over the first quarter of 2007.

Outlook

Currently, GOM utilization is effectively at 100 percent as the only rig not working is cold stacked. Dayrates are higher than we had anticipated and have begun to stabilize as a result of sustained high natural gas prices. The outlook for our rental tools business is also positive as we are anticipating growth in this segment from new contracts with new customers and expanded and extended contracts with existing customers.

We are also anticipating additional growth in our international drilling operations in 2008. In our CIS region, newly rebuilt Rig 247 commenced operation on March 31, 2008 and new-build Rig 269 is mobilizing to Kazakhstan and is expected to commence operations in the second quarter of 2008. Also, we are finalizing terms for an extension of our contract for our rig operating in the Caspian Sea with significantly improved dayrates.

In our Latin America region, we are finalizing contract terms for a new contract for Rig 268, which completed its previous contract in December 2007. In Mexico, our six land rigs and one barge rig are contracted for all of 2008. Rig 121, which was released from its contract in Libya in early January, is being bid in several areas and is expected to have a contract in the second quarter.

Recent Events

New High-Efficiency Rig — With the announcement of the new two-rig contract in Kazakhstan, which includes Rig 269, we introduced our new design, high efficiency class rig. The new high-efficiency rig is a 2,000 horsepower land rig that incorporates advanced features to meet the increasing demand of operators, including:

•	hydraulic cylinder to raise mast and substructure without engines, reducing rig-up costs, time and emissions,

•	“plug and play” adaptability, allowing the operator to customize individual components for different drilling programs,

•	enhanced safety features, including swing-up structures, and

•	fully automated drilling system featuring fuel efficient AC technology and variable frequency drive.

Alaska Re-entry — On May 6, 2008, we announced our re-entry into the Alaska market with a letter of intent from BP for a five-year drilling contract that will require a subsidiary to construct and operate two new rigs for development drilling on the North Slope of Alaska.

The cost of construction of the two new rigs will be funded partially by a new senior credit facility of $130.0 million. The new senior credit facility will include an $80 million revolving credit facility and a $50 million term loan. We have received commitments from lenders that will comprise the bank group for the senior credit facility and anticipate closing by mid-May 2008.

Kazakhstan Tax Case — On February 25, 2008, the Atyrau Economic Court issued a ruling that interest on the income tax assessed by the Ministry of Finance, related to the reimbursements that Parker received for upgrades to Rig 257, should accrue from October 12, 2005, instead of 2001. See Note 8 for history of this matter. Based on this court ruling the Atyrau Tax Committee issued a revised interest assessment of approximately US$13 million, which is a reduction from the earlier assessment of approximately US$33 million. The US$13 million was paid by PKD Kazakhstan on March 14, 2008, in final resolution of this matter.

Saudi Arabian Joint Venture — On April 9, 2008, a subsidiary of Parker Drilling Company executed an agreement (“Sale Agreement”) to sell its 50% share interest in Al Rushaid Parker Drilling Co. Ltd., a Saudi Arabian

limited liability company (“ARPD”) to an affiliate of the Saudi Arabian entity that owns the remaining 50% interest. In accordance with the Sale Agreement, Parker’s subsidiary received aggregate payments of $2 million.

The Sale Agreement further provides that Parker and its subsidiaries and affiliates shall have no restriction against competing with ARPD in the future, including in Saudi Arabia. The formal transfer of the subsidiary’s shares in ARPD is subject to receipt of certain Saudi Arabian governmental approvals. See Note 7 for details of the Sale Agreement.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

We recorded net income of $23.9 million for the three months ended March 31, 2008, as compared to net income of $30.0 million for the three months ended March 31, 2007. Drilling and rental operating income was $41.5 million for the three months ended March 31, 2008 as compared to $49.5 million for the three months ended March 31, 2007.

In the first quarter of 2008, we have begun separate presentation of our Project Management and Engineering Services segment which is presented below. As part of our long-term strategic growth plan, we have begun to separately monitor the results of this non-capital intensive group of operations. Prior to the first quarter of 2008, these results were included in the U.S. and International Drilling segments, as such, 2007 segment information has been restated to conform to the new presentation.

The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended March 31,
	2008		2007
	(Dollars in thousands)

Drilling and rental revenues:
U.S. drilling	$45,888	26%	$60,978	40%
International drilling	68,740	40%	41,914	28%
Project management and engineering services	19,179	11%	18,406	12%
Rental tools	39,471	23%	29,975	20%

Total drilling and rental revenues	$173,278	100%	$151,273	100%

Drilling and rental operating income:
U.S. drilling gross margin excluding depreciation and amortization(1)	$24,366	53%	$34,229	56%
International drilling gross margin excluding depreciation and amortization(1)	16,119	23%	12,185	29%
Project management and engineering services gross margin excluding depreciation and amortization(1)	3,518	18%	2,340	13%
Rental tools gross margin excluding depreciation and amortization(1)	23,653	60%	18,812	63%
Depreciation and amortization	(26,166)		(18,059)

Total drilling and rental operating income(2)	41,490		49,507
General and administration expense	(6,668)		(5,888)
Gain on disposition of assets, net	579		16,404

Total operating income	$35,401		$60,023

(1)	Drilling and rental gross margins, excluding depreciation and amortization, are computed as drilling and rental revenues less direct drilling and rental operating expenses, excluding depreciation and amortization expense; drilling and rental gross margin percentages are computed as drilling and rental gross margin, excluding depreciation and amortization, as a percent of drilling and rental revenues. The gross margin amounts, excluding depreciation and amortization, and gross margin percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (“GAAP”). However, we monitor our business segments based on several criteria, including drilling and rental gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

			Project
		International	Management and
	U.S. Drilling	Drilling	Engineering	Rental Tools
	(Dollars in thousands)

Three Months Ended March 31, 2008
Drilling and rental operating income(2)	$15,673	$5,759	$3,518	$16,540
Depreciation and amortization	8,693	10,360	—	7,113

Drilling and rental gross margin excluding depreciation and amortization	$24,366	$16,119	$3,518	$23,653

Three Months Ended March 31, 2007
Drilling and rental operating income(2)	$26,840	$6,554	$2,340	$13,773
Depreciation and amortization	7,389	5,631	—	5,039

Drilling and rental gross margin excluding depreciation and amortization	$34,229	$12,185	$2,340	$18,812

(2)	Drilling and rental operating income — drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.

U.S. Drilling Segment

Revenues for the U.S. drilling segment decreased $15.1 million to $45.9 million for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007. The decrease in revenues were primarily due to an $8.6 million decrease for our barge drilling operations as average dayrates for our deep drilling barges fell approximately $6,800 combined with fewer operating days for our workover and intermediate barges as compared to the same period in 2007. Also the first quarter of 2007 benefited from operations of two repositioned international land rigs that contributed $6.5 million in revenues as compared to no revenues in the same period for 2008 as the two rigs were relocated to our Mexico operations during 2007.

As a result of the above mentioned factors, gross margins, excluding depreciation and amortization, decreased $9.9 million to $24.4 million as compared to the first quarter of 2007.

International Drilling Segment

International drilling revenues increased $26.8 million to $68.7 million during the first quarter of 2008 as compared to the first quarter of 2007. Of this increase, $24.5 million is related to international land drilling revenues and $2.3 million from offshore operations.

Land revenues in Mexico, Algeria and Turkmenistan increased by $18.3 million, $4.8 million and $2.1 million, respectively, as there were no drilling operations in each of these countries in the first quarter of 2007. Revenues in the CIS region increased by $9.1 million primarily attributable to a $6.8 million increase in the Karachaganak area of Kazakhstan as a result of the addition of Rigs 249 and 258 to existing operations of 107 and 216, and the above mentioned Turkmenistan revenues. These increases were offset by the cessation of operations in Colombia early in the first quarter of 2008, resulting in a decrease of $3.4 million as compared to 2007.

In our Asia Pacific region, revenues decreased $4.6 million due mainly to completion of our contract within Bangladesh for Rig 225 in March 2007 ($3.5 million), lower utilization (50%) in Papua New Guinea ($3.0 million) being partially offset by a $1.0 million increase in New Zealand due to increased dayrates and operating days.

Gross margin, excluding depreciation and amortization, for international land operations increased $3.1 million, due primarily to favorable increases in our operations in Mexico ($7.2 million) and the CIS region ($2.7 million), offset by decreases in Colombia ($2.7 million) and our Asia Pacific region ($3.2 million). The increase in Mexico is attributable to four rigs operating the entire quarter and two rigs commencing operations in February in 2008 compared to no operations during the first quarter of 2007. In the CIS region, increased utilization in the Karachaganak area of Kazakhstan and operation of Rig 230 in Turkmenistan were the main drivers of the $2.7 million increase. In Colombia, the completion of our contracts in late 2007 and late February 2008 were the cause of the decrease. Our Asia Pacific region decline of $3.2 million was a result of Rig 225 in Bangladesh not operating in 2008 as compared to 2007, Papua New Guinea incurring lower utilization when compared to the first quarter of 2007, and increased labor and labor-camp costs in New Zealand negating the quarter over quarter increase in revenue.

International offshore revenues increased $2.3 million to $10.0 million during the first quarter of 2008 as compared to the first quarter of 2007. This increase was due primarily higher revenues for Barge Rig 53 in Mexico as a result of a higher dayrate and higher reimbursable revenue associated with our barge rig in the Caspian Sea. Gross margins, excluding depreciation and amortization, for international offshore operations increased $0.8 million as a result of the higher dayrate in Mexico partially offset by increased costs combined with a lower dayrate in the Caspian Sea.

Project Management and Engineering Services Segment

Revenues for this segment increased $0.8 million during the first quarter of 2008 as compared to the first quarter of 2007. This increase was the result of higher revenues for our Sakhalin Island ($1.3 million) and Kuwait ($0.2 million) project management operations and engineering services for our BP Liberty project ($0.7 million) partially offset by a decrease of $1.4 million in our Papua New Guinea project management contracts that ceased operations during 2007. Project management and engineering services do not incur depreciation and amortization, as such, gross margin for this segment increased $1.2 million in the current period as compared to the prior period. The majority of this increase was driven by our Kuwait operations ($0.4 million) and our Orlan platform operations on Sakhalin Island ($0.6 million).

Rental Tools Segment

Rental tools revenues increased $9.5 million to $39.5 million during the first quarter of 2008 as compared to the first quarter of 2007. The increase was due primarily to an increase in rental revenues of $6.3 million at our Texarkana, Texas facility, $2.7 million at our New Iberia, Louisiana facility, $0.3 million from our Evanston, Wyoming facility, $3.8 million from our newest location in Williston, North Dakota and $0.5 million from our international operations, partially offset by declines of $0.4 million and $3.7 million at our Victoria and Odessa, Texas locations, respectively. Revenues increased as a result of our expansion efforts in Texarkana, Texas, Evanston, Wyoming and Williston, North Dakota.

Rental tools gross margins, excluding depreciation and amortization, increased $4.8 million to $23.7 million for the current quarter as compared to the first quarter of 2007. Gross margin percentage, excluding depreciation and amortization, decreased to 60 percent in the current quarter as compared to 63 percent in the comparable period in 2007. The 2006 and 2007 expansion of Quail has been completed as equipment has been delivered and Quail’s new facility in Texarkana, Texas opened in April 2007. The new facility provides increased coverage of the Barnett, Fayetteville and Woodford shale areas in East Texas, Arkansas and Oklahoma.

Other Financial Data

Gain on asset dispositions for the first quarter of 2008 was $0.6 million, a decrease of $15.8 million as a result of minor asset sales in the first quarter of 2008 as compared to a gain of $16.4 million in 2007, the majority of which was the result the sale of workover barge Rigs 9 and 26 in the first quarter of 2007. Interest expense declined $0.6 million in the first quarter of 2008 as compared to the first quarter of 2007 due to a lower average interest rate on our outstanding debt. Interest income decreased $1.4 million due to lower cash balances available for investments in the first quarter of 2008 as compared to 2007. General and administration expense increased $0.8 million as compared to the first quarter of 2007 due primarily to higher professional fees and personnel costs related to the continued growth of our business.

In 2004, we entered into two variable-to-fixed interest rate swap agreements. The swap agreements did not qualify for hedge accounting and accordingly, we reported the mark-to-market change in the fair value of the interest rate derivatives in earnings. For the first quarter of 2008 we had no swaps outstanding and therefore reported no charge or benefit related to these two swaps, as compared to the comparable period in 2007 where we recognized a $0.4 million decrease in the fair value of the derivative positions. For additional information see Note 10 in the notes to the unaudited consolidated condensed financial statements.

Income tax expense was $5.1 million for the first quarter of 2008, as compared to income tax expense of $24.1 million for the first quarter of 2007. Income tax for the first quarter of 2008 includes a benefit of $13.4 million of FIN 48 interest and foreign currency exchange rate fluctuations related to our settlement of interest related to our Kazakhstan tax case (see Note 8 — Kazakhstan Tax Case) and a valuation allowance of $4.1 million related to a Papua New Guinea deferred tax asset. Based on the level of projected future taxable income over the periods for which the deferred tax asset is deductible in Papua New Guinea, management believes that it is more likely than not that the Company’s subsidiary will not realize the benefit of this deduction in Papua New Guinea.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

As of March 31, 2008, we had cash and cash equivalents of $44.7 million, a decrease of $15.4 million from December 31, 2007. The primary sources of cash for the three-month period ended March 31, 2008 as reflected on the consolidated condensed statements of cash flows were $15.9 million provided by operating activities, proceeds of $15.0 million from a draw on our revolver and net proceeds of $2.2 million from the sale of assets and insurance proceeds. The primary uses of cash were $43.1 million for capital expenditures and a $5.0 million investment in our unconsolidated joint venture. Major capital expenditures for the period included $30.9 million on construction of new land rigs and upgrades to existing rigs and $12.3 million for tubulars and other rental tools for Quail Tools.

As of March 31, 2007, we had cash, cash equivalents and marketable securities of $157.6 million, an increase of $2.5 million from December 31, 2006. The primary sources of cash for the three-month period ended March 31, 2007 as reflected on the consolidated condensed statements of cash flows were $33.7 million provided by operating activities and $51.9 million used in investing activities. Major investing activities during the three-month period ended March 31, 2007 included proceeds of $20.5 million from the sale of two workover barge rigs, and $53.0 million for capital expenditures. Major capital expenditures for the period included $15.5 million on construction of new land rigs and $21.0 million for tubulars and other rental tools for the expansion of Quail Tools.

Financing Activity

On July 5, 2007, we issued $125.0 million aggregate principal amount of 2.125 percent Convertible Senior Notes due July 15, 2012. Interest is payable semiannually on July 15th and January 15th. The initial conversion price is approximately $13.85 per share and is subject to adjustment for the occurrence of certain events stated within the indenture. Proceeds from the transaction were used to call our outstanding Senior Floating Rate notes, to pay the net cost of hedge and warrant transactions, and for general corporate purposes. Effectively, the hedge and warrant transactions increase the conversion price to approximately $18.29 per share.

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

The 2007 Credit Facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Revolving loans are available under the 2007 Credit Facility subject to a borrowing base limitation based on 85 percent of eligible receivables plus a value for eligible rental tools equipment. The 2007 Credit Facility calls for a borrowing base calculation only when the 2007 Credit Facility has outstanding loans, including letters of credit, totaling at least $40.0 million. As of March 31, 2008, there were $13.0 million in letters of credit outstanding and $35.0 million of outstanding loans.

On September 27, 2007, we redeemed $100.0 million face value of our Senior Floating Rate Notes pursuant to a redemption notice dated August 17, 2007 at the redemption price of 101.0 percent. A portion of the proceeds from the sale of our 2.125 percent Convertible Senior Notes were used to fund the redemption.

We had total long-term debt of $353.6 million, excluding $35.0 million currently drawn on our revolving credit facility as of March 31, 2008. The long-term debt included:

•	$125.0 million aggregate principal amount of Convertible Senior Notes bearing interest at a rate of 2.125 percent, which are due July 15, 2012; and

•	$225.0 million aggregate principal amount of 9.625 percent Senior Notes, which are due October 1, 2013 plus an associated $3.6 million in unamortized debt premium.

As of March 31, 2008, we had approximately $56.7 million of liquidity. This liquidity was comprised of $44.7 million of cash and cash equivalents on hand and $12.0 million of availability under the revolving credit facility. We do not have any unconsolidated special-purpose entities, off-balance-sheet financing arrangements nor guarantees of third-party financial obligations. We have no energy or commodity contracts.

On May 6, 2008, we announced our re-entry into the Alaska market with a letter of intent from BP for a five-year drilling contract that will require a subsidiary to construct and operate two new rigs for development drilling on the North Slope of Alaska. The cost of construction of the two new rigs will be funded partially by a new senior credit facility of $130.0 million. The new senior credit facility will include an $80 million revolving credit facility and a $50 million term loan. We have received commitments from lenders that will comprise the bank group for the senior credit facility and anticipate closing by mid-May 2008.

The following table summarizes our future contractual cash obligations as of March 31, 2008:

		Less Than			More Than
	Total	1 Year	Years 2-3	Years 4-5	5 Years
	(Dollars in thousands)

Contractual cash obligations:
Long-term debt — principal(1)	$350,000	$—	$—	$125,000	$225,000
Long-term debt — interest(1)	130,509	24,313	48,625	46,743	10,828
Operating leases(2)	10,288	6,388	3,031	869	—
Purchase commitments(3)	25,573	25,573	—	—	—

Total contractual obligations	$516,370	$56,274	$51,656	$172,612	$235,828

Commercial commitments:
Long-term debt —
Revolving credit facility(4)	$35,000	$35,000	$—	$—	$—
Standby letters of credit(4)	12,962	12,962	—	—	—

Total commercial commitments	$47,962	$47,962	$—	$—	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.625 percent Senior Notes and the 2.125 percent Convertible Senior Notes. The remaining unamortized premium of $3.6 million is not included in the contractual cash obligations schedule.

(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3)	We have purchase commitments outstanding as of March 31, 2008, related to rig upgrade projects and new rig construction.

(4)	We have a $60.0 million revolving credit facility. As of March 31, 2008, $35.0 million has been drawn down and $13.0 million of availability has been used to support letters of credit that have been issued, resulting in an estimated $12.0 million of availability. The revolving credit facility expires September 20, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We performed evaluations under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2008.

Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 11, “Contingencies,” in Item 1 of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.

ITEM 1A.	RISK FACTORS

There have been no material changes in risk factors involving the Company or its subsidiaries from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, other than those described below.

We are subject to the Foreign Corrupt Practices Act and other laws concerning our international operations, and currently are conducting an investigation into possible violations. The Securities and Exchange Commission and the Department of Justice are conducting parallel investigations.

The Company operates in a number of jurisdictions that pose an elevated risk of potential violations under the Foreign Corrupt Practices Act (“FCPA”). As previously disclosed, the Company received requests from the Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”) relating to the Company’s utilization of the services of a freight forwarding and customs agent. In response to these requests, the Company is conducting an internal investigation. The DOJ and the SEC are conducting parallel investigations into possible violations of U.S. law by the Company, including the FCPA. In particular, the DOJ and SEC are investigating the Company’s use of customs and freight forwarding services agents in certain countries in which the Company currently operates or formerly operated, including Kazakhstan and Nigeria. The Company is fully cooperating with the DOJ and SEC investigations. At this point, we are unable to predict the duration, scope or result of the DOJ and SEC investigations or whether either agency will commence any legal action. If we are not in compliance with the FCPA and other laws governing the conduct of business with foreign government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, results of operations, financial condition and liquidity.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased	May Yet be
	Total Number	Average	as Part of	Purchased
	of Shares	Price Paid per	Publicly Announced	Under the Plans
Date	Purchased	Share	Plans or Programs	or Programs

January 2, 2008	816	$7.69	—	—
February 20, 2008	436	$7.11	—	—
March 8, 2008	39,556	$7.00	—	—
March 9, 2008	30,765	$6.96	—	—
March 31, 2008	3,306	$6.74	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on April 24, 2008, there were represented in person or by proxy, 98,120,272 shares out of 112,006,688 entitled to vote as of March 10, 2008, the record date, constituting a quorum.

The three matters voted upon at the Annual Meeting were:

1. Election of Directors: The Stockholders elected three Class III directors to the board of directors of Parker Drilling Company to serve for a three-year term, until 2010:

Robert L. Parker Jr.
Votes for:	95,402,882
Votes withheld:	2,717,390
Roger B. Plank
Votes for:	91,143,593
Votes withheld:	6,976,679
John W. Gibson, Jr.
Votes for:	95,572,987
Votes withheld:	2,547,285

2. Amendment to the 2005 Parker Drilling Long-Term Incentive Plan:

Votes for:	44,426,135
Votes against:	20,074,314
Abstentions:	413,182

3. Election of independent accountants: KPMG LLP was approved as the independent accountants for 2008:

Votes for:	95,882,527
Votes against:	1,623,133
Abstentions:	614,612

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits:  The following exhibits are filed as a part of this report:

Exhibit
Number	Description

10.1	Amendment No. 1 to the Parker Drilling Company 2005 Long-Term Incentive Plan (incorporated herein by reference to Annex B of the Company’s 2008 Proxy Statement filed March 21, 2008). *

10.2	Share Purchase Agreement dated April 9, 2008, by and among Parker Drilling Company Limited LLC (“Seller”), Abdullah Rasheed Al-Rushaid Company for Drilling Oil and Gas Limited (“Buyer”), Abdullah Rasheed Al-Rushaid & Son Co. Ltd. (Al-Rushaid Investment Co.) (“AR Investment Company”), Al Rushaid Parker Drilling Co. Ltd. (“ARPD”), and Sh. Abdullah Rasheed Al-Rushaid (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated April 15, 2008)

31.1	Section 302 Certification — Chairman and Chief Executive Officer

31.2	Section 302 Certification — Senior Vice President and Chief Financial Officer

32.1	Section 906 Certification — Chairman and Chief Executive Officer

32.2	Section 906 Certification — Senior Vice President and Chief Financial Officer

*	Management Contract, Compensatory Plan or Agreement

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
W. Kirk Brassfield
Senior Vice President and Chief Financial Officer

Date: May 9, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Section 302 Certification — Chairman and Chief Executive Officer
31.2	Section 302 Certification — Senior Vice President and Chief Financial Officer
32.1	Section 906 Certification — Chairman and Chief Executive Officer
32.2	Section 906 Certification — Senior Vice President and Chief Financial Officer