Form 10-Q
period 2008-06-30
PARKER DRILLING CO /DE/
filed 2008-08-11
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended JUNE 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-7573
PARKER DRILLING COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73-0618660 (I.R.S. Employer Identification No.)
1401 Enclave Parkway, Suite 600, Houston, Texas 77077
(Address of principal executive offices) (Zip code)
(281) 406-2000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of July 31, 2008, 113,230,576 common shares were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,649	$60,124
Accounts and notes receivable, net	178,937	166,706
Rig materials and supplies	27,758	24,264
Deferred costs	9,872	7,795
Deferred income taxes	9,424	9,423
Other tax assets	24,320	32,532
Other current assets	28,812	22,339

Total current assets	344,772	323,183

Property, plant and equipment less accumulated depreciation and amortization of $656,772 at June 30, 2008 and $628,079 at December 31, 2007	627,324	585,888

Goodwill	100,315	100,315

Investment in and advances to unconsolidated joint venture	—	(4,353)

Deferred income taxes	17,802	40,121

Other noncurrent assets	33,008	31,833

Total assets	$1,123,221	$1,076,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$20,000
Accounts payable and accrued liabilities	104,874	87,352
Accrued income taxes	14,797	16,828

Total current liabilities	119,671	124,180

Long-term debt	388,397	353,721
Other long-term liabilities	19,417	56,318
Long-term deferred tax liability	8,432	8,044
Contingencies (Note 11)	—	—

Stockholders’ equity:
Common stock	18,879	18,653
Capital in excess of par value	599,736	593,866
Accumulated deficit	(31,311)	(77,795)

Total stockholders’ equity	587,304	534,724

Total liabilities and stockholders’ equity	$1,123,221	$1,076,987

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
U.S. drilling	$49,368	$56,479	$95,256	$117,457
International drilling	77,919	43,063	146,659	84,977
Project management and engineering services	28,951	19,305	48,130	37,711
Construction contract	20,080	—	20,080	—
Rental tools	40,412	31,430	79,883	61,405

Total revenues	216,730	150,277	390,008	301,550

Operating expenses:
U.S. drilling	22,130	24,144	43,652	50,893
International drilling	56,612	34,836	109,233	64,565
Project management and engineering services	24,707	16,253	40,368	32,319
Construction contract	19,050	—	19,050	—
Rental tools	16,030	12,521	31,848	23,684
Depreciation and amortization	28,166	19,642	54,332	37,701

Total operating expenses	166,695	107,396	298,483	209,162

Total operating gross margin	50,035	42,881	91,525	92,388

General and administration expense	(8,481)	(6,246)	(15,149)	(12,134)
Gain on disposition of assets, net	636	269	1,215	16,673

Total operating income	42,190	36,904	77,591	96,927

Other income and (expense):
Interest expense	(5,876)	(5,985)	(11,566)	(12,315)
Changes in fair value of derivative positions	—	(28)	—	(409)
Interest income	370	1,712	738	3,496
Equity in loss of unconsolidated joint venture and related charges, net of tax	—	—	(1,105)	—
Minority interest	—	—	—	(1,000)
Other	144	70	204	77

Total other income and (expense)	(5,362)	(4,231)	(11,729)	(10,151)

Income before income taxes	36,828	32,673	65,862	86,776

Income tax (benefit) expense:
Current	9,488	6,613	(1,155)	28,625
Deferred	4,744	9,200	20,533	11,297

Total income tax (benefit) expense	14,232	15,813	19,378	39,922

Net income	$22,596	$16,860	$46,484	$46,854

Basic earnings per share:
Net income	$0.20	$0.15	$0.42	$0.43

Diluted earnings per share:
Net income	$0.20	$0.15	$0.41	$0.43

Number of common shares used in computing earnings per share:
Basic	111,422,969	109,740,528	110,984,640	108,760,980
Diluted	112,495,655	110,842,121	112,023,524	109,968,329
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$46,484	$46,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,332	37,701
Gain on disposition of assets	(1,215)	(16,673)
Equity loss in unconsolidated joint venture and related charges, net of tax	1,105	—
Deferred income tax expense	20,533	11,297
Expenses not requiring cash	3,613	6,600
Change in accounts receivable	(10,377)	(24,219)
Change in other assets	(4,393)	(52,691)
Change in liabilities	(30,705)	28,316

Net cash provided by operating activities	79,377	37,185

Cash flows from investing activities:
Capital expenditures	(89,531)	(129,637)
Proceeds from the sale of assets	2,487	21,974
Proceeds from insurance settlements	951	—
Investment in unconsolidated joint venture	(5,000)	—
Purchase of marketable securities	—	(48,675)
Proceeds from sale of marketable securities	—	72,395

Net cash used in investing activities	(91,093)	(83,943)

Cash flows from financing activities:
Proceeds from draw on term note facility	35,000	—
Paydown on revolver credit facility	(35,000)
Proceeds from draw on revolver credit facility	15,000
Proceeds from stock options exercised	1,861	15,791
Excess tax benefit from stock based compensation	380	1,912

Net cash provided by financing activities	17,241	17,703

Net increase (decrease) in cash and cash equivalents	5,525	(29,055)

Cash and cash equivalents at beginning of year	60,124	92,203

Cash and cash equivalents at end of period	$65,649	$63,148

Supplemental cash flow information:
Interest paid	$13,917	$13,040
Income taxes paid	$24,489	$25,534
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.	General — In the opinion of the management of Parker Drilling Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of June 30, 2008 and December 31, 2007, (2) the results of operations for the three and six months ended June 30, 2008 and 2007, and (3) cash flows for the six months ended June 30, 2008 and 2007. Results for the six months ended June 30, 2008 are not necessarily indicative of the results that will be realized for the year ending December 31, 2008. The financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2007.

Stock-Based Compensation — Total stock-based compensation expense recognized under SFAS No. 123R for the three and six month periods ended June 30, 2008 and for the three and six months periods ended June 30, 2007 was $1.9 million and $3.9 million and $2.3 million and $4.1 million, respectively, all of which was related to restricted stock plan expense. Stock-based compensation expense is included in our consolidated condensed income statement in both “General and administration expense” and “operating expense.” There were no unvested stock options at June 30, 2008. The Company had 299,300 outstanding and exercisable stock options as of June 30, 2008, the aggregate intrinsic value of which was $0.9 million, with a weighted average exercise price of $2.89. Unvested restricted stock awards at December 31, 2007 and June 30, 2008 were 1,502,592 shares and 1,508,983 shares, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $5.1 million as of December 31, 2007 and $7.0 million as of June 30, 2008. There were 488,840 and 865,574 restricted shares granted to certain officers and key employees during the three and six month periods ended June 30, 2008. The remaining unrecognized compensation cost related to unamortized restricted stock awards will be amortized over a weighted-average vesting period of approximately one year.

The excess tax benefit realized for the tax deductions from options exercised and restricted stock vesting totaled $0.4 million for the six months ended June 30, 2008, which has been reported as a financing cash inflow in the consolidated condensed statement of cash flows.

Construction Contract — Historically the Company has primarily constructed drilling rigs for its own use. In some instances, however, the Company enters into contracts to design, construct, deliver and commission a rig for a major customer. In 2008, we were awarded a cost reimbursable, fixed fee contract to construct, deliver and commission a rig for extended reach drilling work in Alaska. In 2006, the Company entered into a separate contract for the front end engineering design of the rig. Total cost of the construction phase is currently expected to be approximately $195 million. The Company recognizes revenues received and costs incurred related to its construction contract on a gross basis and income for the related fees on a percentage of completion basis. Construction costs in excess of funds received from the customer are accumulated and reported as part of other current assets. At June 30, 2008, a net receivable (construction costs less progress payments) of $4.6 million is included in other current assets.

Cash and Cash Equivalents — For purposes of the balance sheet and the statement of cash flows, the Company considers cash equivalents to be all highly liquid debt instruments that have a remaining maturity of three months or less at the date of purchase.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
2.	Earnings Per Share (“EPS”)

	Three Months Ended June 30, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$22,596,000	111,422,969	$0.20

Effect of dilutive securities:
Stock options and restricted stock		1,072,686	$—

Diluted EPS:
Net income	$22,596,000	112,495,655	$0.20

	Six Months Ended June 30, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$46,484,000	110,984,640	$0.42

Effect of dilutive securities:
Stock options and restricted stock		1,038,884	$(0.01)

Diluted EPS:
Net income	$46,484,000	112,023,524	$0.41

	Three Months Ended June 30, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$16,860,000	109,740,528	$0.15

Effect of dilutive securities:
Stock options and restricted stock		1,101,593	$—

Diluted EPS:
Net income	$16,860,000	110,842,121	$0.15

	Six Months Ended June 30, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$46,854,000	108,760,980	$0.43

Effect of dilutive securities:
Stock options and restricted stock		1,207,350	$—

Diluted EPS:
Net income	$46,854,000	109,968,330	$0.43

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
2.	Earnings Per Share (“EPS”) (continued)

All stock options outstanding during the three and six months ended June 30, 2008, were included in the computation of diluted EPS as the options’ exercise prices were less than the average market price of the common shares. Options to purchase 321,000 shares of common stock with exercise prices ranging from $12.09 to $12.19 per share were outstanding during the three months ended June 30, 2007, and options to purchase 371,000 shares of common stock with exercise prices ranging from $10.81 to $12.19 per share were outstanding during the six months ended June 30, 2007, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

3.	Business Segments — The five primary services we provide are as follows: U.S. drilling, International drilling, Project management and engineering services, Construction contracts and Rental tools. In the first quarter of 2008, the Company created a new segment called Project management and engineering services by combining our labor, operations and maintenance and engineering services contracts which had been previously reported in our U.S. drilling or International drilling segments. The new segment was created in anticipation of the significant expansion of these projects and services and senior management’s resultant separate performance assessment and resource allocation for this segment. The new segment operations, unlike our U.S. and international drilling and rental tools operations, generally require little or no capital expenditures, and therefore have different performance assessment and resource needs. The Company anticipates the growth of this segment of our business and reviews and assesses its performance separately. Financial information for reportable segments for 2007 has been restated below to reflect this change. In the second quarter of 2008, the Company created a new segment called Construction contracts to reflect the Company’s Engineering, Procurement, Construction and Installation contract (“EPCI”). The new Construction contract segment income (fees) are accounted for on a percentage of completion basis. Also, revenues received and costs incurred related to the contract are recorded on a gross basis.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
3.	Business Segments (continued)

Information regarding our operations by industry segment for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)		(Dollars in Thousands)
Revenues:
U.S. drilling	$49,368	$56,479	$95,256	$117,457
International drilling	77,919	43,063	146,659	84,977
Project management and engineering services	28,951	19,305	48,130	37,711
Construction contract	20,080	—	20,080	—
Rental tools	40,412	31,430	79,883	61,405

Total revenues	$216,730	$150,277	$390,008	$301,550

Operating gross margin:
U.S. drilling	$18,636	$24,581	$34,309	$51,421
International drilling	9,029	1,995	14,788	8,549
Project management and engineering services	4,244	3,052	7,762	5,392
Construction contract	1,030	—	1,030	—
Rental tools	17,096	13,253	33,636	27,026

Total operating gross margin	50,035	42,881	91,525	92,388

General and administration expense	(8,481)	(6,246)	(15,149)	(12,134)
Gain on disposition of assets, net	636	269	1,215	16,673

Total operating income	42,190	36,904	77,591	96,927

Interest expense	(5,876)	(5,985)	(11,566)	(12,315)
Changes in fair value of derivative positions	—	(28)	—	(409)
Other	514	1,782	(163)	2,573

Income before income taxes	$36,828	$32,673	$65,862	$86,776

4.	Disposition of Assets — Asset dispositions in the first six months of 2008 included the sale of Rig 206 in Indonesia, for which we recorded no gain or loss, and miscellaneous equipment in the first and second quarter of 2008 that resulted in a recognized gain of $0.6 in both quarters. In the first six months of 2007 asset dispositions consisted primarily of the sale of workover barge Rigs 9 and 26 for proceeds of approximately $20.5 million, resulting in a recognized gain of $15.1 million.

5.	Accounting for Uncertainty in Income Taxes — FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. During March 2008, the Company resolved the pending tax case with the Kazakhstan Ministry of Finance by paying the reduced interest assessment related to tax payments made in 2007 (see Note 8 - Kazakhstan Tax Case), and we have accordingly reduced the previously recorded accruals based on the final resolution of this matter. As of June 30, 2008, the Company had a remaining liability for unrecognized tax benefits of $13.0 million primarily related to foreign operations.

6.	Income Tax Expense — Income tax expense was $14.2 million for the second quarter of 2008 and includes the reversal of a $3.1 million reserve for 2007 foreign tax credits as compared to income tax expense of $15.8 million for the second quarter of 2007.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
7.	Saudi Arabia Joint Venture — On April 9, 2008, a subsidiary of Parker executed an agreement (“Sale Agreement”) to sell its 50 percent share interest in Al-Rushaid Parker Drilling Co. Ltd. (“ARPD”) to an affiliate of the Al Rushaid subsidiary that owns the remaining 50 percent interest. The terms of the Sale Agreement provided for a $2.0 million payment to Parker’s subsidiary as consideration for the 50 percent share interest of the Parker subsidiary and partial repayment of investments and advances of the Parker subsidiary to ARPD, including a $5.0 million advance in January 2008. During the first quarter of 2008, the Parker subsidiary made the decision to terminate any future funding to ARPD, and accordingly, the Company did not record equity in losses of ARPD in the first quarter of 2008. We recognized a $1.1 million loss, net of income taxes, in the first quarter of 2008 primarily as a result of nonrecoverable costs incurred by the Parker affiliate to support ARPD operations during the current quarter. The Parker subsidiary received the $2.0 million on April 15, 2008.

The Sale Agreement obligates the resulting Saudi shareholders to indemnify the Parker subsidiary and its affiliates from claims arising out of or related to the operations of ARPD, including the drilling contracts between ARPD and Saudi Aramco, ARPD’s bank loans and vendors providing goods or services to ARPD. Each party has agreed to waive any claims that it may have against the other party arising out of the business of ARPD on or before the closing date, and subject to the formal transfer of the shares the Parker subsidiary has agreed to disclaim any remaining rights with respect to the unpaid portion of shareholder loans and payables owed by ARPD to the Parker subsidiary. The formal transfer of shares was recently approved by the Saudi Arabian authorities.

The agreement also provides that there are no restrictions on Parker or any of its affiliates with regard to competing with ARPD in the future, including in Saudi Arabia.

8.	Kazakhstan Tax Case — On October 12, 2005, the Kazakhstan Branch (“PKD Kazakhstan”) of Parker Drilling’s subsidiary, Parker Drilling Company International Limited (“PDCIL”), received an Act of Tax Audit from the Ministry of Finance of Kazakhstan (“MinFin”) assessing PKD Kazakhstan an amount of KZT (Kazakhstan Tenge) 14.9 billion (approximately $125.8 million). Approximately KZT7.5 billion or $63.3 million was assessed for import Value Added Tax (“VAT”), administrative fines and interest on equipment imported to perform the drilling contracts (the “VAT Assessment”) and approximately KZT7.4 billion or $62.5 million for corporate income tax, individual income tax and social tax, administrative fines and interest in connection with the reimbursements received by PDCIL from a client for the upgrade of Barge Rig 257 and other issues related to PKD Kazakhstan’s operations in the Republic of Kazakhstan (the “Income Tax Assessment”).

On May 24, 2006, the Supreme Court of the Republic of Kazakhstan (“SCK”) issued a decision upholding the VAT Assessment. Consistent with its contractual obligations, on November 20, 2006, the client advanced the actual amount of the VAT Assessment and this amount has been remitted to MinFin. The administrative fines related to the VAT Assessment are being appealed by the client who is contractually responsible to reimburse PKD Kazakhstan for any administrative fines ultimately assessed. The client has also contractually agreed to reimburse PKD Kazakhstan for any incremental income taxes that PKD Kazakhstan incurs from the reimbursement of this VAT Assessment.

After multiple appeals to the SCK and two meetings of the U.S. Competent Authorities under the Mutual Agreement Procedure of the U.S.- Kazakhstan Tax Treaty, the SCK ultimately upheld the Income Tax Assessment and on December 12, 2007, PKD Kazakhstan paid the principal tax portion of the Income Tax Assessment, net of estimated taxes previously paid. After a further appeal against the interest portion of the notice of assessment, on February 25, 2008, the Atyrau Economic Court issued a ruling that interest on the income tax assessed should accrue from the October 12, 2005 assessment date as opposed to the original assessment in 2001, which resulted in a revised interest assessment by the Atyrau Tax Committee of approximately US$13 million, which was paid by PKD Kazakhstan on March 14, 2008, in final resolution of this matter. Income tax for the first six months of 2008 includes a benefit of $13.4 million of FIN 48 interest and foreign currency exchange rate fluctuations related to this final resolution.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
9.	Long-Term Debt

	June 30, 2008	December 31, 2007
	(Dollars in Thousands)
Senior Notes:
Interest rate 2.125% convertible due 2012	$125,000	$125,000
Interest rate 9.625%, due 2013	228,397	228,721
Revolver	—	20,000
Term loan	35,000	—

Total debt	388,397	373,721
Less current portion	—	20,000

Total long-term debt	$388,397	$353,721

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

On September 20, 2007, we replaced our existing $40.0 million Credit Agreement with a new $60.0 million credit facility pursuant to an Amended and Restated Credit Agreement (the “2007 Credit Facility”), which expires in September 2012. The 2007 Credit Facility was secured by rental tools equipment, accounts receivable and the stock of substantially all of our domestic subsidiaries, other than domestic subsidiaries owned by a foreign subsidiary, and contained customary affirmative and negative covenants such as minimum ratios for consolidated leverage, consolidated interest coverage and consolidated senior secured leverage.

On May 15, 2008 we entered into a new Credit Agreement (“2008 Credit Facility”) with a five year senior secured $80.0 million revolving credit facility (“Revolving Credit Facility) and a senior secured term loan facility (“Term Loan Facility”) of up to $50.0 million. The obligations of the Company under the 2008 Credit Facility are guaranteed by substantially all of the Company’s domestic subsidiaries, except for domestic subsidiaries owned by foreign subsidiaries and certain immaterial subsidiaries, each of which has executed a guaranty. The 2008 Credit Facility contains customary affirmative and negative covenants such as minimum ratios for consolidated leverage, consolidated interest coverage and consolidated senior secured leverage. On July 9, 2008, the Company drew down the remaining $15.0 million available on the Term Loan Facility, bringing the total amount outstanding to $50.0 million. The Term Loan will begin amortizing on September 30, 2009 at equal installments of $3.0 million per quarter.

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

Bangladesh Claim

In September 2005, a subsidiary of the Company was served with a lawsuit filed in the 152nd District Court of Harris County State of Texas on behalf of numerous citizens of Bangladesh claiming $250 million in damages due to various types of property damage and personal injuries (none involving loss of life) arising as a result of two blowouts that occurred in Bangladesh in January and June 2005, although only the June 2005 blowout involved the Company. The court dismissed the case on the basis that Houston, Texas, is not the appropriate location for this suit to be filed. The plaintiffs have appealed this dismissal; however, the Company believes the plaintiffs’ prospects of being successful on appeal are remote. No amounts were accrued at June 30, 2008.

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

The complaints allege that the Company’s subsidiaries and other drilling contractors used asbestos-containing products in offshore drilling operations, land-based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability and claims under the Jones Act and that the plaintiffs are entitled to monetary damages. Based on the report of the special master, these complaints have been severed and venue of the claims transferred to the county in which the plaintiff resides or the county in which the cause of action allegedly accrued. Subsequent to the filing of amended complaints, Parker Drilling has joined with other co-defendants in filing motions to compel discovery to determine what plaintiffs have an employment relationship with which defendant, including whether or not any plaintiffs have an employment relationship with subsidiaries of Parker Drilling. Out of 668 amended single-plaintiff complaints filed to date, sixteen (16) plaintiffs have identified Parker Drilling or one of its affiliates as a defendant. Discovery is proceeding in groups of 60 and none of the plaintiff complaints naming Parker are included in the first 60 (Group I). The initial discovery of Group I resulted in certain dismissals with prejudice, two dismissals without prejudice and two withdraws from Group I, leaving only 40 plaintiffs remaining in Group I. Selection of Discovery Group II was completed on April 21, 2008. Out of the 60 plaintiffs selected Parker Drilling was named in one suit.

The subsidiaries named in these asbestos-related lawsuits intend to defend themselves vigorously and, based on the information available to the Company at this time, the Company does not expect the outcome to have a material adverse effect on its financial condition, results of operations or cash flows; however, the Company is unable to predict the ultimate outcome of these lawsuits. No amounts were accrued at June 30, 2008.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
11.	Contingencies (continued)

Gulfco Site

Several years ago the Company received an information request under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) designating Parker Drilling Offshore Corporation, a subsidiary of Parker Drilling as a potentially responsible party with respect to the Gulfco Marine Maintenance, Inc. Superfund Site in Freeport, Texas (EPA No. TX 055144539). The subsidiary responded to this request in 2003 with documents. In January, 2008 the subsidiary received an administrative order to participate in an investigation of the site and a study of the remediation needs and alternatives. The EPA alleges that the subsidiary is successor to a party who owned the Gulfco site during the time when chemical releases took place there. Two other parties have been performing that work since mid-2005 under an earlier version of the same order. The subsidiary believes that it has a sufficient cause to decline participation under the order and has notified the EPA of that decision. Non-compliance with an EPA order absent sufficient cause for doing so can result in substantial penalties under CERCLA. The subsidiary is continuing to evaluate its relationship to the site and intends to confer with the EPA in an effort to resolve the matter. The Company has not yet estimated the amount or impact on our operations, financial position or cash flows of any costs related to the site. The EPA and the other two parties have spent over $2.5 million studying and conducting initial remediation of the site, and it is anticipated that an additional $1.3 million will be required to complete the remediation. The Company does not believe it has any obligation with respect to the remediation of the property, and accordingly no accrual was made as of June 30, 2008.

Customs Agent Investigation

As previously disclosed, the Company received requests from the United States Department of Justice (“DOJ”) in July 2007 and the United States Securities and Exchange Commission (SEC”) in January 2008 relating to the Company’s utilization of the services of a customs agent. In response to those requests, the Company is conducting an internal investigation. The DOJ and the SEC are conducting parallel investigations into possible violations of U.S. law by the Company, including the Foreign Corrupt Practices Act (the “FCPA”). In particular, the DOJ and the SEC are investigating the Company’s use of customs agents in certain countries in which the Company currently operates or formerly operated, including Kazakhstan and Nigeria. The Company is fully cooperating with the DOJ and SEC investigations. At this point, we are unable to predict the duration, scope or result of the DOJ or the SEC investigation or whether either agency will commence any legal action. If we are not in compliance with the FCPA and other laws governing the conduct of business with foreign government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, results of operations, financial condition and liquidity.

Economic Sanctions and Export Restrictions Compliance

Our international operations are subject to economic sanctions laws and regulations restricting certain activities involving countries, entities and persons on which the U.S. has imposed economic sanctions. Pursuant to a recent internal review, we have preliminarily identified certain shipments of equipment and supplies that were routed through Iran. In addition, we have engaged in drilling wells in the Korpedje Field in Turkmenistan, from where natural gas may be exported by pipeline to Iran. We are currently reviewing these shipments and drilling activities to determine whether the timing, nature and extent of such shipments or drilling activities may have given rise to violations of these laws and regulations. Although we are unable to predict the scope or result of this internal review or its ultimate outcome, we have initiated a voluntary disclosure of these potential compliance issues to the appropriate U.S. government agency. If we are not in compliance with export restrictions and U.S. economic sanctions, we may be subject to civil or criminal penalties and other remedial measures, which could have an adverse impact on our business, results of operations, financial condition and liquidity.

12.	Recent Accounting Pronouncements — In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We will adopt the provisions of FSP AAPB 14-1 on January 1, 2009 and will be required to retroactively apply its provisions, which means we will restate our consolidated financial statements for prior periods. We have not yet determined the impact of this FSP on our consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
13.	Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements — Set forth on the following pages are the consolidating condensed financial statements of (i) Parker Drilling, (ii) its restricted subsidiaries that are guarantors of the Senior Notes, and Convertible Senior Notes (“the Notes”) and (iii) the restricted and unrestricted subsidiaries that are not guarantors of the Notes. The Notes are guaranteed by substantially all of the domestic restricted subsidiaries of Parker Drilling. There are currently no restrictions on the ability of the restricted subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries. Separate financial statements for each guarantor company are not provided as the company complies with the exception to Rule 3-10(a)(1) of Regulation S-X, set forth in sub-paragraph (f) of such rule. All guarantor subsidiaries are directly or indirectly owned 100% by the parent company, all guarantees are full and unconditional and all guarantees are joint and several.

AralParker (a Kazakhstan joint stock company, owned 100 percent by Parker Drilling (Kazakstan)), LLC, Casuarina Limited (a wholly-owned captive insurance company), KDN Drilling Limited, Mallard Argentine Holdings, Ltd., Mallard Drilling of South America, Inc., Mallard Drilling of Venezuela, Inc., Parker Drilling Investment Company, Parker Drilling (Nigeria) Limited, Parker Drilling Company (Bolivia) S.A., Parker Drilling Company Kuwait Limited, Parker Drilling Company Limited (Bahamas), Parker Drilling Company of New Zealand Limited, Parker Drilling Company of Sakhalin, Parker Drilling de Mexico S. de R.L. de C.V., Parker Drilling International of New Zealand Limited, Parker Drilling Tengiz, Ltd., PD Servicios Integrales, S. de R.L. de C.V., PKD Sales Corporation, Parker SMNG Drilling Limited Liability Company (owned 50 percent by Parker Drilling Company International, LLC), Parker Drilling Kazakhstan B.V., Parker Drilling AME Limited, Parker Drilling Asia Pacific, LLC, PD International Holdings C.V.,PD Dutch Holdings C.V., PD Selective Holdings C.V., PD Offshore Holdings C.V., Parker Drilling Netherlands B.V., Parker Drilling Dutch B.V., Parker Hungary Rig Holdings Limited Liability Company, Parker Drilling Spain Rig Services, S L, Parker 3Source, LLC, Parker 5272, LLC, Parker Central Europe Rig Holdings Limited Liability Company, Parker Cyprus Leasing Limited, Parker Cyprus Ventures Limited, Parker Drilling International B.V., Parker Drilling Offshore B.V., Parker Drilling Offshore International, Inc., Parker Drilling Overseas B.V., Parker Drilling Russia B.V., Parker Drillsource, LLC, PD Labor Services, Ltd., PD Labor Sourcing, Ltd., and Parker Enex, LLC are all non-guarantor subsidiaries. The Company is providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	June 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$20,602	$6,999	$38,048	$—	$65,649
Accounts and notes receivable, net	70,835	189,223	125,632	(206,753)	178,937
Rig materials and supplies	—	11,902	15,856	—	27,758
Deferred costs	—	2,443	7,429	—	9,872
Deferred income taxes	9,424	—	—	—	9,424
Other tax assets	67,688	(39,530)	(3,838)	—	24,320
Other current assets	330	26,028	2,454	—	28,812

Total current assets	168,879	197,065	185,581	(206,753)	344,772

Property, plant and equipment, net	79	458,106	169,017	122	627,324
Goodwill	—	100,315	—	—	100,315
Investment in subsidiaries and intercompany advances	908,238	963,817	(71,355)	(1,800,700)	—
Investment in and advances to unconsolidated joint venture	—	4,620	(4,620)	—	—
Other noncurrent assets	23,562	20,131	7,117	—	50,810

Total assets	$1,100,758	$1,744,054	$285,740	$(2,007,331)	$1,123,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable and accrued liabilities	50,830	267,979	89,307	(303,242)	104,874
Accrued income taxes	(356)	5,260	9,893	—	14,797

Total current liabilities	50,474	273,239	99,200	(303,242)	119,671

Long-term debt	388,397	—	—	—	388,397
Other long-term liabilities	—	12,228	7,189	—	19,417
Long-term deferred tax liability	—	1,237	7,195	—	8,432
Intercompany payables	74,583	576,746	36,830	(688,159)	—
Contingencies (Note 11)	—	—	—	—	—

Stockholders’ equity:
Common stock	18,879	39,900	21,152	(61,052)	18,879
Capital in excess of par value	599,736	1,045,728	122,264	(1,167,992)	599,736
Retained earnings (accumulated deficit)	(31,311)	(205,024)	(8,090)	213,114	(31,311)

Total stockholders’ equity	587,304	880,604	135,326	(1,015,930)	587,304

Total liabilities and stockholders’ equity	$1,100,758	$1,744,054	$285,740	$(2,007,331)	$1,123,221

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended June 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$163,721	$78,298	$(25,289)	$216,730

Operating expenses	(4)	102,686	61,136	(25,289)	138,529
Depreciation and amortization	—	21,025	7,141	—	28,166

Total operating gross margin	4	40,010	10,021	—	50,035

General and administration expense (1)	(41)	(8,412)	(28)	—	(8,481)
Gain (loss) on disposition of assets, net	—	350	286	—	636

Total operating income (loss)	(37)	31,948	10,279	—	42,190

Other income and (expense):
Interest expense	(7,063)	(11,792)	(66)	13,045	(5,876)
Interest income	10,572	1,885	958	(13,045)	370
Other	2	(4)	146	—	144
Equity in net earnings of subsidiaries	15,164	—	—	(15,164)	—

Total other income and (expense)	18,675	(9,911)	1,038	(15,164)	(5,362)

Income (loss) before income taxes	18,638	22,037	11,317	(15,164)	36,828

Income tax (benefit) expense:
Current	(4,697)	10,182	4,003	—	9,488
Deferred	739	3,826	179	—	4,744

Income tax (benefit) expense	(3,958)	14,008	4,182	—	14,232

Net income (loss)	$22,596	$8,029	$7,135	$(15,164)	$22,596

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended June 30, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$136,568	$22,036	$(8,327)	$150,277

Operating expenses	1	75,897	20,188	(8,332)	87,754
Depreciation and amortization	—	18,484	1,158	—	19,642

Total operating gross margin	(1)	42,187	690	5	42,881

General and administration expense (1)	(42)	(6,177)	(27)	—	(6,246)
Gain (loss) on disposition of assets, net	—	253	16	—	269

Total operating income (loss)	(43)	36,263	679	5	36,904

Other income and (expense):
Interest expense	(7,175)	(11,795)	(165)	13,150	(5,985)
Changes in fair value of derivative positions	(28)	—	—	—	(28)
Interest income	11,989	2,059	814	(13,150)	1,712
Other	5	70	—	(5)	70
Equity in net earnings of subsidiaries	18,722	—	—	(18,722)	—

Total other income and (expense)	23,513	(9,666)	649	(18,727)	(4,231)

Income (loss) before income taxes	23,470	26,597	1,328	(18,722)	32,673

Income tax expense:
Current	3,821	1,409	1,383	—	6,613
Deferred	2,789	6,125	286	—	9,200

Income tax expense	6,610	7,534	1,669	—	15,813

Net income (loss)	$16,860	$19,063	$(341)	$(18,722)	$16,860

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six months ended June 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$292,403	$144,203	$(46,598)	$390,008

Operating expenses	(3)	177,049	113,703	(46,598)	244,151
Depreciation and amortization	—	41,538	12,794	—	54,332

Total operating gross margin	3	73,816	17,706	—	91,525

General and administration expense (1)	(121)	(14,996)	(32)	—	(15,149)
Gain on disposition of assets, net	—	932	283	—	1,215

Total operating income (loss)	(118)	59,752	17,957	—	77,591

Other income and (expense):
Interest expense	(13,937)	(23,578)	(146)	26,095	(11,566)
Changes in fair value of derivative positions	—	—	—	—	—
Interest income	21,261	3,810	1,762	(26,095)	738
Equity in loss of unconsolidated joint					—
venture, net of taxes	—	(1,105)	—	—	(1,105)
Other	2	6	196	—	204
Equity in net earnings of subsidiaries	47,387	—	—	(47,387)	—

Total other income and (expense)	54,713	(20,867)	1,812	(47,387)	(11,729)

Income (loss) before income taxes	54,595	38,885	19,769	(47,387)	65,862

Income tax (benefit) expense:
Current	(7,265)	(1,009)	7,119	—	(1,155)
Deferred	15,376	4,664	493	—	20,533

Income tax (benefit) expense	8,111	3,655	7,612	—	19,378

Net income (loss)	$46,484	$35,230	$12,157	$(47,387)	$46,484

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six months ended June 30, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$274,706	$41,878	$(15,034)	$301,550

Operating expenses	1	149,471	37,028	(15,039)	171,461
Depreciation and amortization	—	35,505	2,196	—	37,701

Total operating gross margin	(1)	89,730	2,654	5	92,388

General and administration expense (1)	(83)	(11,963)	(88)	—	(12,134)
Gain (loss) on disposition of assets, net	—	16,677	(4)	—	16,673

Total operating income (loss)	(84)	94,444	2,562	5	96,927

Other income and (expense):
Interest expense	(14,696)	(23,591)	(401)	26,373	(12,315)
Changes in fair value of derivative positions	(409)	—	—	—	(409)
Interest income	24,111	4,157	1,601	(26,373)	3,496
Minority interest	—	—	(1,000)	—	(1,000)
Other	5	64	13	(5)	77
Equity in net earnings of subsidiaries	58,281	—	—	(58,281)	—

Total other income and (expense)	67,292	(19,370)	213	(58,286)	(10,151)

Income (loss) before income taxes	67,208	75,074	2,775	(58,281)	86,776

Income tax expense :
Current	17,153	9,468	2,004	—	28,625
Deferred	3,201	7,541	555	—	11,297

Income tax expense	20,354	17,009	2,559	—	39,922

Net income (loss)	$46,854	$58,065	$216	$(58,281)	$46,854

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six months ending June 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$46,484	$35,230	$12,157	$(47,387)	$46,484
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	41,538	12,794	—	54,332
Gain on disposition of assets	—	(932)	(283)	—	(1,215)
Deferred income tax expense	15,376	4,664	493	—	20,533
Equity in loss of unconsolidated joint venture	—	1,105	—	—	1,105
Expenses not requiring cash	3,613	—	—	—	3,613
Equity in net earnings of subsidiaries	(47,387)	—	—	47,387	—
Change in accounts receivable	8,853	27,542	(46,772)	—	(10,377)
Change in other assets	(6,762)	(7,329)	9,698	—	(4,393)
Change in liabilities	(538)	(57,855)	27,688	—	(30,705)

Net cash provided by (used in) operating activities	19,639	43,963	15,775	—	79,377

Cash flows from investing activities:
Capital expenditures	—	(72,080)	(17,451)	—	(89,531)
Proceeds from the sale of assets	—	2,487	(0)	—	2,487
Proceeds from insurance claims	—	—	951	—	951
Investment in unconslidated joint venture	—	(5,000)	—	—	(5,000)

Net cash provided by (used in) investing activities	—	(74,593)	(16,500)	—	(91,093)

Cash flows from financing activities:
Proceeds from draw on term note facility	35,000	—	—	—	35,000
Pay down on revolver credit facility	(35,000)	—	—	—	(35,000)
Proceeds from draw on revolver credit facility	15,000	—	—	—	15,000
Proceeds from stock options exercised	1,861	—	—	—	1,861
Excess tax benefit from stock based compensation	380	—	—	—	380
Intercompany advances, net	(47,604)	29,315	18,289	—	—

Net cash provided by (used in) financing activities	(30,363)	29,315	18,289	—	17,241

Net increase (decrease) in cash and cash equivalents	(10,724)	(1,315)	17,564	—	5,525

Cash and cash equivalents at beginning of period	31,326	8,314	20,484	—	60,124

Cash and cash equivalents at end of period	$20,602	$6,999	$38,048	$—	$65,649

DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six months ended June 30, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$46,854	$58,065	$216	$(58,281)	$46,854
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	35,505	2,196	—	37,701
Loss/(gain) on disposition of assets	—	(16,677)	4	—	(16,673)
Deferred tax expense	3,201	7,541	555	—	11,297
Other	6,000	600	—	—	6,600
Equity in net earnings of subsidiaries	(58,281)	—	—	58,281	—
Change in accounts receivable	(21,397)	5,844	(8,666)	—	(24,219)
Change in other assets	(19,394)	(70,833)	37,536	—	(52,691)
Change in liabilities	10,314	7,482	10,520	—	28,316

Net cash provided by (used in) operating activities	(32,703)	27,527	42,361	—	37,185

Cash flows from investing activities:
Capital expenditures	—	(109,071)	(20,566)	—	(129,637)
Proceeds from the sale of assets	—	9,694	12,280	—	21,974
Purchase of marketable securities	(48,675)	—	—	—	(48,675)
Sale of marketable securities	72,395	—	—	—	72,395

Net cash provided by (used in) investing activities	23,720	(99,377)	(8,286)	—	(83,943)

Cash flows from financing activities:
Proceeds from stock options exercised	15,791	—	—	—	15,791
Excess tax benefit from stock based compensation	1,912	—	—	—	1,912
Intercompany advances, net	(35,600)	70,341	(34,741)	—	—

Net cash provided by (used in) financing activities	(17,897)	70,341	(34,741)	—	17,703

Net decrease in cash and cash equivalents	(26,880)	(1,509)	(666)	—	(29,055)

Cash and cash equivalents at beginning of year	60,029	14,367	17,807	—	92,203

Cash and cash equivalents at end of period	$33,149	$12,858	$17,141	$—	$63,148

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
•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business;

•	the U.S. economy and the demand for natural gas;

•	fluctuations in the market prices of oil and gas;

•	imposition of unanticipated trade restrictions;

•	unanticipated operating hazards and uninsured risks;

•	political instability, terrorism or war;

•	governmental regulations, including changes in accounting rules or tax laws or ability to remit funds to the U.S., that adversely affect the cost of doing business;

•	the outcome of our investigation and the parallel investigations by the Securities and Exchange Commission and the Department of Justice into possible violations of U.S. law, including the Foreign Corrupt Practices Act;

•	adverse environmental events;

•	adverse weather conditions;

DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS (continued)
•	changes in the concentration of customer and supplier relationships;

•	unexpected cost increases for new construction and upgrade and refurbishment projects;

•	delays in obtaining components for capital projects and in ongoing operational maintenance;

•	shortages of skilled labor;

•	unanticipated cancellation of contracts by operators;

•	breakdown of equipment;

•	other operational problems including delays in start-up of operations;

•	changes in competition;

•	the effect of litigation and contingencies; and

•	other similar factors (some of which are discussed in documents referred to in this Form 10-Q, including the risk factors described in our 2007 Annual Report to Shareholders and our other reports and filings with the Securities and Exchange Commission).
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
OVERVIEW AND OUTLOOK
     While impacted by both supply and demand concerns, energy prices remained high during the second quarter, sustaining both international and domestic drilling activity. Both dayrates and utilization of our U.S. barge rigs have been higher than expected throughout the first half of 2008. While we have recently seen softening in pricing, we anticipate utilization will remain near current levels throughout the remainder of the year. Demand for our rentals tools has remained strong and is expected to continue throughout the year. Utilization of our international fleet improved during the second quarter of 2008 and we expect utilization to remain consistent through the end of 2008.
Overview
     Gross margin was $50.0 million for the three months ended June 30, 2008 compared to $42.9 million for the comparable three month period in 2007. While Quail Tools’ gross margin continued significant growth with a 28.9 percent increase over the same three month period in 2007, gross margin in our Gulf of Mexico (“GOM”) barge market declined by $5.6 million primarily as a result of lower dayrates in 2008. International gross margin was $9.0 million for the three months ended June 30, 2008 compared to $2.0 million in the second quarter of 2007, as a result of a $13.1 million increase in international operations margins being offset by a $6.1 million increase in depreciation expense. In Colombia, Rig 268 commenced operation in mid-June under a new contract and in Kazakhstan, Rig 247, which spud on March 31, operated all quarter. Project management and engineering services gross margin also increased $1.1 million in the second quarter of 2008 over the second quarter of 2007.
     We also recently announced the award of a new contract to construct, deliver and commission a land-based rig for BP to drill ultra extended-reach wells to offshore targets in the Liberty field of the Alaskan Beaufort Sea which contributed $1.0 million in the second quarter of 2008. On May 6, 2008, we announced our re-entry into the Alaska market with a letter of intent from BP for a five-year drilling contract that will require a subsidiary to construct and operate two new rigs for development drilling on the North Slope of Alaska. The cost of construction of the two new rigs will be funded partially by our new Credit Facility which was executed on May 15, 2008. The 2008 Credit Facility of $130.0 million consists of an $80 million revolving credit facility and a $50.0 million term loan facility.

OVERVIEW AND OUTLOOK (continued)
Outlook
     Current utilization of our U.S. marketable barges is 93% and we expect demand to remain strong throughout 2008. Most of our barges are currently operating under contracts with options for additional wells and Rig 51, which is currently being refurbished, is expected to be ready for work at the beginning of the fourth quarter of 2008. Rig 55 is scheduled for refurbishment late in 2008.
     Our rental tools business also expects continued strong demand for its services in the active resource plays served by its six facilities. Our two newest facilities in Texarkana, Texas and Williston, Utah are benefiting from the active Haynesville, Barnett Fayetteville, Woodford and Bakken shale areas.
     We also expect higher earnings in our international drilling operations during the second half of 2008 as we expect utilization to remain near the current level of 87%. In our Latin America region, Rig 268 commenced operation in mid-June under a new contract after being stacked during the first half of 2008. Rig 121 is mobilizing to Mexico after being released by the operator in Libya in January 2008, and is expected to commence operations under a new, four-year contract by the end of the third quarter of 2008.
     In our CIS region, Rig 269, one of our two new design high-efficiency rigs commenced operation on its first contract in early August. Also, rig 257 which operates in the Caspian Sea, is operating at a significantly higher dayrate pursuant to a letter of understanding with the operator.
     Earnings growth is also projected as a result of the recent announcements in July 2008 of a contract to construct, deliver and commission an extended-reach rig for work in the Alaskan Beaufort Sea. This rig is being constructed for BP in New Iberia, Louisiana, and the State of Washington and is anticipated to be commissioned on the North Slope of Alaska during the first quarter of 2010. We expect additional earnings growth from our project management and engineering services segment with the announcement in August 2008 of our contract to design the drilling package for an offshore drilling platform in the Arkutun-Dagi field of Sakhalin Island in Russia.
     As noted in the Overview above, we expect final approval and execution of a long-term development drilling contract in Alaska in the third quarter of 2008, utilizing two new build land rigs. Operations are anticipated to commence during the second half of 2010 after construction and mobilization to the North Slope.
     As noted in Part II, Item 1A, “Risk Factors,” the parallel investigations of the DOJ and the SEC into possible violations of the Foreign Corrupt Practices Act (“FCPA”) in connection with our use of customs agent services in certain countries in which we currently operate or formerly operated, including Kazakhstan and Nigeria, is ongoing. In addition, we are currently reviewing our drilling activities in Turkmenistan and the shipment of equipment and supplies to support these drilling activities to determine whether these activities may have given rise to violations of U.S. economic sanctions relating to Iran. See Note 11, “Contingencies—Economic Sanctions and Export Restrictions Compliance,” in the notes to our unaudited consolidated condensed financial statements. We have initiated a voluntary disclosure of these potential compliance issues to the appropriate U.S. government agency. However, we are unable to predict the scope or result of these matters or their ultimate outcome and, if we are not in compliance with applicable laws and regulatory requirements, we may be subject to civil or criminal penalties and other remedial measures, which could materially harm our business, results of operations, financial condition and liquidity.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007
     We recorded net income of $22.6 million for the three months ended June 30, 2008, as compared to net income of $16.9 million for the three months ended June 30, 2007. Gross margin was $50.0 million for the three months ended June 30, 2008 as compared to $42.9 million for the three months ended June 30, 2007.
     In the first quarter of 2008, we began separate presentation of our project management and engineering services segment. As part of our long-term strategic growth plan, we have begun to separately monitor the results of this non-capital intensive group of operations. Prior to 2008, these results were included in the U.S. and international drilling segments, and as such, 2007 segment information has been restated to conform to the new presentation. We also created a new segment in the second quarter of 2008 to separately reflect results of our extended-rig construction contract.

RESULTS OF OPERATIONS (continued)
     The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended June 30,
	2008		2007
		(Dollars in Thousands)
Revenues:
U.S. drilling	$49,368	23%	$56,479	38%
International drilling	77,919	36%	43,063	29%
Project management and engineering services	28,951	13%	19,305	13%
Construction contract	20,080	9%	—	—
Rental tools	40,412	18%	31,430	20%

Total revenues	$216,730	100%	$150,277	100%

Operating gross margin:
U.S. drilling gross margin excluding depreciation and amortization (1)	$27,238	55%	$32,335	57%
International drilling gross margin excluding depreciation and amortization (1)	21,307	27%	8,227	19%
Project management and engineering services gross margin	4,244	15%	3,052	16%
Construction contract gross margin	1,030	5%	—	—
Rental tools gross margin excluding depreciation and amortization (1)	24,382	60%	18,909	60%
Depreciation and amortization	(28,166)		(19,642)

Total operating gross margin	50,035		42,881

General and administration expense	(8,481)		(6,246)
Gain on disposition of assets, net	636		269

Total operating income	$42,190		$36,904

(1)	Gross margins, excluding depreciation and amortization, are computed as revenues less direct operating expenses, excluding depreciation and amortization expense; gross margin percentages are computed as gross margin, excluding depreciation and amortization, as a percent of revenues. The gross margin amounts, excluding depreciation and amortization, and gross margin percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (“GAAP”). However, we monitor our business segments based on several criteria, including gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

			Project
			Management and
		International	Engineering	Construction
	U.S. Drilling	Drilling	Services	Contract	Rental Tools
	(Dollars in Thousands)
Three Months Ended June 30, 2008
Operating gross margin (2)	$18,636	$9,029	$4,244	$1,030	$17,096
Depreciation and amortization	8,602	12,278	—	—	7,286

Operating gross margin excluding depreciation and amortization	$27,238	$21,307	$4,244	$1,030	$24,382

Three Months Ended June 30, 2007
Operating gross margin (2)	$24,581	$1,995	$3,052	$—	$13,253
Depreciation and amortization	7,754	6,232	—	—	5,656

Operating gross margin excluding depreciation and amortization	$32,335	$8,227	$3,052	$—	$18,909

(2)	Gross margin (operating) — revenues less direct operating expenses, including depreciation and amortization expense.

RESULTS OF OPERATIONS (continued)
U.S. Drilling Segment
     Revenues for the U.S. drilling segment decreased $7.1 million to $49.4 million for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007. The decrease in revenues was primarily due to a $3.8 million decrease for our barge drilling operations as average dayrates for our deep drilling barges fell approximately $8,200 per day. Utilization for US barges was higher for the second quarter of 2008 as compared to the same period in 2007. Also in the second quarter of 2007 we had two land rigs drilling in the U.S. that primarily operate in our international land segment. These rigs contributed $3.3 million in revenues in the second quarter of 2007, but by the end of 2007 had returned to international operations.
     As a result of the above mentioned factors, gross margins, excluding depreciation and amortization, decreased $5.1 million to $27.2 million as compared to the second quarter of 2007.
International Drilling Segment
     International drilling revenues increased $34.9 million to $77.9 million during the second quarter of 2008 as compared to the second quarter of 2007. Of this increase, $30.1 million is related to international land drilling revenues and $4.8 million from offshore operations.
     Land revenues in Mexico, Algeria and Turkmenistan increased by $19.6 million, $5.1 million and $2.0 million, respectively, as there were minimal drilling operations in Mexico and no drilling operations in the other two countries in the second quarter of 2007. Revenues in the CIS region increased by $15.6 million primarily attributable to an $11.0 million increase in the Karachaganak area of Kazakhstan as a result of the addition of Rigs 249 and 258 to existing operations of Rigs 107 and 216, and the above mentioned Turkmenistan revenues. These increases were offset by a decrease of $9.1 million in Colombia as one of the two stacked rigs began operations in mid-May 2008, whereas both rigs operated during the second quarter of 2007.
     In our Asia Pacific region, revenues decreased $1.2 in the second quarter of 2008 as compared to the second quarter of 2007 due mainly to lower utilization (50%) in Papua New Guinea ($6.2 million) being partially offset by a $3.9 million increase in New Zealand due to increased dayrates and operating days and a $1.1 million increase in our Indonesia operations.
     Operating gross margin, excluding depreciation and amortization, for international land operations increased $7.9 million in the second quarter of 2008 as compared to the second quarter of 2007, due primarily to favorable increases in our operations in Mexico ($7.5 million) and the CIS region ($5.1 million), partially offset by a decrease in Colombia ($5.5 million). The increase in Mexico is attributable to six rigs operating the entire quarter compared to minimal operations during the second quarter of 2007. In the CIS region, increased utilization in the Karachaganak area of Kazakhstan and operation of Rig 230 in Turkmenistan were the main drivers of the $5.1 million increase. In Colombia, only one of two rigs operated for a portion of the second quarter compared to both rigs operating in the second quarter of 2007.
     International offshore revenues increased $4.7 million to $13.7 million during the second quarter of 2008 as compared to the second quarter of 2007. This increase was due primarily to higher revenues for Barge Rig 257 ($4.1 million) in the Caspian Sea as a result of a higher dayrate. Operating gross margins, excluding depreciation and amortization, for international offshore operations increased $4.3 million primarily as a result of this higher dayrate.
Project Management and Engineering Services Segment
     Revenues for this segment increased $9.6 million during the second quarter of 2008 as compared to the second quarter of 2007. This increase was the result of higher revenues for our Kuwait project management operations ($6.5 million, of which $5.5 million was for reimbursables) and engineering services for our BP Liberty project ($1.8 million). Project management and engineering services do not incur depreciation and amortization, and as such, operating gross margin for this segment increased $1.2 million in the current period as compared to the prior period. The majority of this increase was driven by our Kuwait operations ($0.9 million).

RESULTS OF OPERATIONS (continued)
Construction Contract Segment
     Revenues for our construction contract were $20.1 million for the second quarter of 2008, as we began work on our EPCI contract for an extended-reach drilling rig for use in the Alaskan Beaufort Sea. Operating gross margin for the EPCI project was $1.0 million based on the percentage of completion of the contract.
Rental Tools Segment
     Rental tools revenues increased $9.0 million to $40.4 million during the second quarter of 2008 as compared to the second quarter of 2007. The increase was due primarily to an increase in rental revenues of $3.2 million at our Texarkana, Texas facility, $1.0 million at our New Iberia, Louisiana facility, $0.2 million from our Evanston, Wyoming facility, $5.1 million from our newest location in Williston, North Dakota and $0.6 million from our Victoria, Texas location, partially offset by declines of $0.8 million and $0.4 million at our international operations and Odessa, Texas location, respectively. Revenues increased as a result of our expansion efforts in Texarkana, Texas and Williston, North Dakota.
     Rental tools operating gross margins, excluding depreciation and amortization, increased $5.5 million to $24.4 million for the current quarter as compared to the second quarter of 2007. The 2006 and 2007 expansion of Quail has been completed as equipment has been delivered and Quail’s new facility in Texarkana, Texas opened in April 2007. The new facility provides increased coverage of the Barnett, Fayetteville, Woodford and Haynesville shale areas in East Texas, Southwest Arkansas, Southeast Oklahoma and Northwest Louisiana.
Other Financial Data
     Gain on asset dispositions for the second quarter of 2008 and 2007 was $0.6 million and $0.3 million, respectively, as a result of minor asset sales during each period. Interest expense was relatively unchanged in the second quarter of 2008 as compared to the second quarter of 2007. Interest income decreased $1.3 million due to lower cash balances available for investments in the second quarter of 2008 as compared to 2007. General and administration expense increased $2.3 million as compared to the second quarter of 2007 due primarily to higher legal and professional fees associated with the ongoing Department of Justice (‘DOJ”) and SEC investigations into the customs agent discussed in Note 11 in the notes to the unaudited consolidated condensed financial statements.
     In 2004, we entered into two variable-to-fixed interest rate swap agreements. We reported the mark-to-market change in the fair value of the interest rate derivatives in earnings. For the second quarter of 2008 we had no swaps outstanding and therefore reported no charge or benefit related to these two swaps, as compared to the comparable period in 2007 where the fair value of the derivative positions remained relatively unchanged. For additional information see Note 10 in the notes to the unaudited consolidated condensed financial statements.
     Income tax expense was $14.2 million for the second quarter of 2008 and includes the reversal of a $3.1 million reserve for 2007 foreign tax credits, as compared to income tax expense of $15.8 million for the second quarter of 2007.
Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007
     We recorded net income of $46.5 million for the six months ended June 30, 2008, as compared to net income of $46.9 million for the six months ended June 30, 2007. Operating income was $91.5 million for the six months ended June 30, 2008 which consists of increases in international operations, project management and engineering services, construction contract and rental tools of $30.6 million offset by a decrease of $14.9 million in U.S. drilling and a $16.6 million increase in depreciation expense as compared to the six months ended June 30, 2007.

RESULTS OF OPERATIONS (continued)
     In the first quarter of 2008, we began separate presentation of our project management and engineering services segment which is presented below. This segment is a focus of our long-term strategic growth plan, which we have begun to separately monitor. Prior to 2008, these results were included in the U.S. and international drilling segments, and as such, 2007 segment information has been restated to conform to the new presentation. We also created a new segment in the second quarter of 2008 to separately reflect results of our extended-rig construction contract.
     The following is an analysis of our operating results for the comparable periods:

	Six Months Ended June 30,
	2008		2007
	(Dollars in Thousands)
Revenues:
U.S. drilling	$95,256	24%	$117,457	39%
International drilling	146,659	38%	84,977	28%
Project management and engineering services	48,130	12%	37,711	13%
Construction contract	20,080	5%	—	—
Rental tools	79,883	21%	61,405	20%

Total revenues	$390,008	100%	$301,550	100%

Operating gross margin:
U.S. drilling gross margin excluding depreciation and amortization (1)	$51,604	54%	$66,564	57%
International drilling gross margin excluding depreciation and amortization (1)	37,426	26%	20,412	24%
Project management and engineering services gross margin	7,762	16%	5,392	14%
Construction contract gross margin	1,030	5%	—	—
Rental tools gross margin excluding depreciation and amortization (1)	48,035	60%	37,721	61%
Depreciation and amortization	(54,332)		(37,701)

Total operating gross margin:	91,525		92,388

General and administration expense	(15,149)		(12,134)
Gain on disposition of assets, net	1,215		16,673

Total operating income	$77,591		$96,927

(1)	Gross margins, excluding depreciation and amortization, are computed as revenues less direct operating expenses, excluding depreciation and amortization expense; gross margin percentages are computed as gross margin, excluding depreciation and amortization, as a percent of revenues. The gross margin amounts, excluding depreciation and amortization, and gross margin percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (“GAAP”). However, we monitor our business segments based on several criteria, including gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

			Project
			Management and
		International	Engineering	Construction
	U.S. Drilling	Drilling	Services	Contract	Rental Tools
	(Dollars in Thousands)
Six Months Ended June 30, 2008
Operating gross margin (2)	$34,309	$14,788	$7,762	$1,030	$33,636
Depreciation and amortization	17,295	22,638	—	—	14,399

Operating gross margin excluding depreciation and amortization	$51,604	$37,426	$7,762	$1,030	$48,035

Six Months Ended June 30, 2007
Operating gross margin (2)	$51,421	$8,549	$5,392	$—	$27,026
Depreciation and amortization	15,143	11,863	—	—	10,695

Operating gross margin excluding depreciation and amortization	$66,564	$20,412	$5,392	$—	$37,721

(2)	Gross margin — drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.

RESULTS OF OPERATIONS (continued)
U.S. Drilling Segment
     Revenues for the U.S drilling segment decreased $22.2 million to $95.3 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The decreased revenues were primarily due to a $12.3 million decrease for our barge drilling operations as average dayrates for our deep drilling barges fell approximately $7,500 per day. Utilization for U.S. barges was higher for the first six months of 2008 as compared to the same period in 2007. Also in the first six months of 2007 we had two land rigs drilling in the U.S. that primarily operate in our international land segment. These rigs contributed $9.9 million in revenues as compared to no revenues in the same period for 2008 as the two rigs were relocated to our Mexico operations during 2007.
     As a result of the above mentioned factors, gross margins, excluding depreciation and amortization, decreased $15.0 million to $51.6 million as compared to the same period of 2007.
International Drilling Segment
     International drilling revenues increased $61.7 million to $146.7 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Of this increase, $54.7 million is related to international land drilling revenues and $7.0 million to offshore operations.
     Land revenues in Mexico, Algeria and Turkmenistan increased by $37.9 million, $9.9 million and $4.1 million, respectively, as there were minimal drilling operations in Mexico and none in the other two countries during the first six months of 2007. Revenues in the CIS region increased by $24.7 million primarily attributable to a $17.9 million increase in the Karachaganak area of Kazakhstan as a result of the addition of Rigs 249 and 258 to existing operations of Rigs 107 and 216, and the above mentioned Turkmenistan revenues. These increases were offset by lower utilization of our two rigs in Colombia in 2008, resulting in a decrease of $12.5 million as compared to 2007.
     In our Asia Pacific region, revenues decreased $5.7 million due mainly to completion of our contract within Bangladesh for Rig 225 in March 2007 ($3.5 million), lower utilization (50%) in Papua New Guinea ($9.1 million) being partially offset by a $4.9 million increase in New Zealand due to increased dayrates and operating days and a $2.0 million increase in our Indonesia operations.
     Gross margin, excluding depreciation and amortization, for international land operations increased $11.1 million, due primarily to favorable increases in our operations in Mexico ($14.7 million) and the CIS region ($7.8 million), offset by decreases in Colombia ($8.1 million) and our Asia Pacific region ($3.3 million). The increase in Mexico is attributable to four rigs operating the entire period in 2008 and two rigs commencing operations in February in 2008 as we were in the start up phase for these operations in the second quarter of 2007. In the CIS region, increased utilization in the Karachaganak area of Kazakhstan and operation of Rig 230 in Turkmenistan were the main drivers of the $7.8 million increase. In Colombia, the completion of our contracts in late 2007 and late February 2008 were the cause of the decrease, although Rig 268 began a one year contract in mid-May 2008. Our Asia Pacific region decline of $3.3 million was a result of Rig 225 in Bangladesh not operating in 2008 as compared to 2007 and Papua New Guinea incurring lower utilization when compared to the same period of 2007, with these declines being partially offset by increases in our New Zealand and Indonesia operations.
     International offshore revenues increased $7.0 million to $23.7 million during the first six months of 2008 as compared to the first six months of 2007. This increase was due primarily to higher dayrates for both of our barge rigs. Gross margins, excluding depreciation and amortization, for international offshore operations increased $5.1 million as a result of the higher dayrates.

RESULTS OF OPERATIONS (continued)
Project Management and Engineering Services Segment
     Revenues for this segment increased $10.4 million during the first six months of 2008 as compared to the first six months of 2007. This increase was the result of higher revenues for our Sakhalin Island ($1.5 million) and Kuwait ($6.7 million of which $5.5 million was reimbursables) project management operations and engineering services for our BP Liberty project ($1.5 million) partially offset by a decrease of $1.7 million in our Papua New Guinea project management contracts that ceased operations during 2007. Project management and engineering services do not incur depreciation and amortization, and as such, gross margin for this segment increased $2.4 million in the current period as compared to the prior period. This increase was driven by our Kuwait operations ($1.3 million) and our operations on Sakhalin Island ($0.9 million).
Construction Contract Segment
     Revenues for our construction contract were $20.1 million for the first six months of 2008, as we began work on our EPCI contract for an extended-reach drilling rig for use in the Alaskan Beaufort Sea in April 2008. This project is a cost plus fixed fee contract. Gross margin for the EPCI project was $1.0 million based on the percentage of completion of the contract.
Rental Tools Segment
     Rental tools revenues increased $18.5 million to $79.9 million during the first six months of 2008 as compared to the first six months of 2007. The increase was due primarily to an increase in rental revenues of $9.6 million at our Texarkana, Texas facility, $3.7 million at our New Iberia, Louisiana facility, $0.6 million from our Evanston, Wyoming facility, $8.8 million from our newest location in Williston, North Dakota and $0.2 million from our Victoria, Texas location, partially offset by declines of $0.4 million and $4.1 million at our international operations and Odessa, Texas location, respectively. Revenues increased as a result of our expansion efforts in Texarkana, Texas and Williston, North Dakota.
     Rental tools gross margins, excluding depreciation and amortization, increased $10.3 million to $48.0 million for the current period as compared to the comparable period of 2007. The 2006 and 2007 expansion of Quail has been completed as equipment has been delivered and Quail’s new facility in Texarkana, Texas opened in April 2007. The new facility provides increased coverage of the Barnett, Fayetteville, Woodford and Haynesville shale areas in East Texas, Southwest Arkansas, Southeast Oklahoma and Northwest Louisiana.
Other Financial Data
     Gain on asset dispositions was $1.2 million, a decrease of $15.4 million as a result of minor asset sales in the first six months ended June 30, 2008 as compared to a gain of $16.6 million during the same period in 2007 as we sold two workover barge rigs in January 2007 for a recognized gain of $15.1 million. Interest expense declined $0.6 million in the first half of 2008 as compared to the same period of 2007 due to a lower average interest rate on our outstanding debt. Interest income for the current period decreased $2.8 million due to lower cash balances available for investments as compared to the same period for 2007. General and administration expense increased $3.4 million as compared to the first six months of 2007, due primarily to higher legal and professional fees associated with the ongoing DOJ and SEC investigations into the customs agent discussed in Note 11 in the notes to the unaudited consolidated financial statements.
     In 2004, we entered into two variable-to-fixed interest rate swap agreements. The swap agreements did not qualify for hedge accounting and accordingly, we reported the mark-to-market change in the fair value of the interest rate derivatives in earnings. For the six months ended June 30, 2008 we had no swaps outstanding and therefore reported no charge or benefit related to these two swaps, as compared to the six months ended June 30, 2007 where we recognized a $0.4 million decrease in the fair value of the derivative positions. For additional information see Note 10 in the notes to the unaudited consolidated condensed financial statements. These fees included upgrades to our compliance process and code of conduct.

RESULTS OF OPERATIONS (continued)
Other Financial Data (continued)
     Income tax expense was $19.4 million for the first six months of 2008, as compared to income tax expense of $39.9 million for 2007. Income tax expense for the first six months of 2008 includes a benefit of $13.4 million of FIN 48 interest and foreign currency exchange rate fluctuations related to our settlement of interest related to our Kazakhstan tax case (see Note 8 - Kazakhstan Tax Case), the establishment of a valuation allowance of $4.1 million related to a Papua New Guinea deferred tax asset and the reversal of a $3.1 million reserve relating to 2007 foreign tax credits. Based on the level of projected future taxable income over the periods for which the deferred tax asset is deductible in Papua New Guinea, management believes that it is more likely than not that our subsidiary will not realize the benefit of this deduction in Papua New Guinea.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     As of June 30, 2008, we had cash and cash equivalents of $65.6 million, an increase of $5.5 million from December 31, 2007. The primary sources of cash for the six-month period ended June 30, 2008 as reflected on the consolidated condensed statements of cash flows were $79.4 million provided by operating activities, net proceeds of $15.0 million from draws on our credit facilities and net proceeds of $3.4 million from the sale of assets and insurance proceeds. The primary uses of cash were $89.5 million for capital expenditures and a $5.0 million investment in our unconsolidated joint venture. Major capital expenditures for the period included $24.0 million on construction of new international land rigs, $12.9 million on the construction of two new Alaska rigs and $24.4 million for tubulars and other rental tools for Quail Tools.
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
     On September 20, 2007, we replaced our existing $40.0 million Credit Agreement with a new $60.0 million Amended and Restated Credit Agreement (“2007 Credit Facility”) which expires in September 2012. The 2007 Credit Facility was secured by rental tools equipment, accounts receivable and the stock of substantially all of our domestic subsidiaries, other than domestic subsidiaries owned by a foreign subsidiary, and contains customary affirmative and negative covenants such as minimum ratios for consolidated leverage, consolidated interest coverage and consolidated senior secured leverage.

LIQUIDITY AND CAPITAL RESOURCES (continued)
Financing Activity (continued)
     On May 15, 2008 we entered into a new Credit Agreement (“2008 Credit Facility”) with a five year senior secured $80.0 million revolving credit facility (“Revolving Credit Facility) and a senior secured term loan facility (“Term Loan Facility”) of up to $50.0 million. The obligations of the Company under the 2008 Credit Facility are guaranteed by substantially all of the Company’s domestic subsidiaries, except for domestic subsidiaries owned by foreign subsidiaries and certain immaterial subsidiaries, each of which has executed a guaranty. The 2008 Credit Facility contains customary affirmative and negative covenants such as minimum ratios for consolidated leverage, consolidated interest coverage and consolidated senior secured leverage.
     The 2008 Credit Facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Revolving loans are available under the 2008 Credit Facility subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and eligible rental equipment of the Company and its subsidiary guarantors. As of June 30, 2008, there were $13.0 million in letters of credit outstanding and $35.0 million outstanding on the Term Loan Facility. On July 9, 2008, the Company drew down the remaining $15.0 million available on the Term Loan Facility, bringing the total amount outstanding to $50.0 million. The Term Loan will begin amortizing on September 30, 2009 at equal installments of $3.0 million per quarter.
     On September 27, 2007, we redeemed $100.0 million face value of our Senior Floating Rate Notes pursuant to a redemption notice dated August 17, 2007 at the redemption price of 101.0 percent. A portion of the proceeds from the sale of our 2.125 percent Convertible Senior Notes were used to fund the redemption.
     We had total long-term debt of $388.4 million as of June 30, 2008, which consists of:
•	$125.0 million aggregate principal amount of Convertible Senior Notes bearing interest at a rate of 2.125 percent, which are due July 15, 2012;

•	$225.0 million aggregate principal amount of 9.625 percent Senior Notes, which are due October 1, 2013 plus an associated $3.4 million in unamortized debt premium; and,

•	$35.0 million drawn against our Term Loan Facility.
     As of June 30, 2008, we had approximately $147.6 million of liquidity. This liquidity was comprised of $65.6 million of cash and cash equivalents on hand and $82.0 million of availability under the credit facility. We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements nor guarantees of third-party financial obligations. We have no energy or commodity contracts.
     On May 6, 2008, we announced our re-entry into the Alaska market with a letter of intent from BP for a five-year drilling contract that will require a subsidiary to construct and operate two new rigs for development drilling on the North Slope of Alaska. The cost of construction of the two new rigs will be funded partially by our new 2008 Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES (continued)
Financing Activity (continued)
     The following table summarizes our future contractual cash obligations as of June 30, 2008:

		Less than			More than
	Total	1 Year	Years 2 — 3	Years 4 — 5	5 Years
	(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$385,000	$—	$24,000	$136,000	$225,000
Long-term debt — interest (1)	130,993	26,850	52,178	46,551	5,414
Operating leases (2)	12,001	6,073	3,695	2,217	16
Purchase commitments (3)	53,378	53,378	—	—	—

Total contractual obligations	$581,372	$86,301	$79,873	$184,768	$230,430

Commercial commitments:
Long-term debt —
Revolving credit facility (4)	$—	$—	$—	$—	$—
Standby letters of credit (4)	13,029	13,029	—	—	—

Total commercial commitments	$13,029	$13,029	$—	$—	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.625 percent Senior Notes and the 2.125 percent Convertible Senior Notes as well as $35.0 million of term loans drawn on our new Credit Facility. The remaining unamortized premium of $3.4 million is not included in the contractual cash obligations schedule.

(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3)	We have purchase commitments outstanding as of June 30, 2008, related to rig upgrade projects and new rig construction.

(4)	We have an $80.0 million revolving credit facility. As of June 30, 2008, there has been no draw down and $13.0 million of availability has been used to support letters of credit that have been issued, resulting in an estimated $67.0 million of availability. The revolving credit facility expires September 20, 2012.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risk faced by us from those reported in our 2007 Annual Report on Form 10-K filed with the SEC. For more information on market risk, see Part II, Items 7 and 7A in our 2007 Annual Report on Form 10-K

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We performed evaluations under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2008.
     Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For information regarding legal proceedings, see Note 11, “Contingencies,” in Item 1 of Part I of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.
ITEM 1A. RISK FACTORS
We are subject to the Foreign Corrupt Practices Act (“FCPA”) and other laws concerning our international operations, and currently are conducting an investigation into possible violations. The Securities and Exchange Commission and the Department of Justice are conducting parallel investigations into possible FCPA violations. If we are found to have violated the FCPA, we may be subject to criminal and civil penalties and other remedial measures, which could materially harm our business, results of operations, financial condition and liquidity.
     The Company operates in a number of jurisdictions that pose an elevated risk of potential violations under the FCPA. As previously disclosed, the Company received requests from the Department of Justice (“DOJ”) in July 2007 and the United States Securities and Exchange Commission (“SEC”) in January 2008 relating to the Company’s utilization of the services of a freight forwarding and customs agent. In response to these requests, the Company is conducting an internal investigation. The DOJ and the SEC are conducting parallel investigations into possible violations of U.S. law by the Company, including the FCPA. In particular, the DOJ and SEC are investigating the Company’s use of customs and freight forwarding services agents in certain countries in which the Company currently operates or formerly operated, including Kazakhstan and Nigeria. The Company is fully cooperating with the DOJ and SEC investigations. At this point, we are unable to predict the duration, scope or result of the DOJ and SEC investigations or whether either agency will commence any legal action. If we are not in compliance with the FCPA and other laws governing the conduct of our business in international locations (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, results of operations, financial condition and liquidity.
We are subject to laws and regulations concerning our international operations, including export restrictions and U.S. economic sanctions. We are conducting an internal review concerning our compliance with export restrictions and U.S. economic sanctions. If we are not in compliance with applicable legal requirements, we may be subject to civil or criminal penalties and other remedial measures, which could materially harm our business, results of operations, financial condition and liquidity.
     Our international operations are subject to economic sanctions laws and regulations restricting certain activities involving countries, entities and persons on which the U.S. has imposed economic sanctions. Pursuant to a recent internal review, we have preliminarily identified certain shipments of equipment and supplies that were routed through Iran. In addition, we have engaged in drilling wells in the Korpedje Field in Turkmenistan, from where natural gas may be exported by pipeline to Iran. We are currently reviewing these shipments and drilling activities to determine whether the timing, nature and extent of such shipments or drilling activities may have given rise to violations of these laws and regulations. Although we are unable to predict the scope or result of this internal review or its ultimate outcome, we have initiated a voluntary disclosure of these potential compliance issues to the appropriate U.S. government agency. Any violations of these laws and regulations, including restrictions on routes of shipping and drilling activities, could adversely affect our reputation and the market for our shares, and may require certain of our investors to disclose their investment in our Company under certain state laws. If we are not in compliance with export restrictions and U.S. economic sanctions, we may be subject to civil or criminal penalties and other remedial measures, which could have an adverse impact on our business, results of operations, financial condition and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Total Number of	Average Price
Date	Shares Purchased	Paid Per Share

April 3, 2008	62,670	$6.89
April 6, 2008	43,204	$7.15
May 6, 2008	45,721	$8.23
May 13, 2008	50	$8.08
June 7, 2008	661	$9.28
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     (a) Exhibits: The following exhibits are filed or furnished as a part of this report:

Exhibit
Number	Description

10.1	Share Purchase Agreement dated April 9, 2008, by and among Parker Drilling Company Limited LLC (“Seller”), Abdullah Rasheed Al-Rushaid Company for Drilling Oil and Gas Limited (“Buyer”), Abdullah Rasheed Al-Rushaid & Son Co. Ltd. (Al-Rushaid Investment Co.) (“AR Investment Company”), Al Rushaid Parker Drilling Co. Ltd. (“ARPD”), and Sh. Abdullah Rasheed Al-Rushaid (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated April 15, 2008)

10.2	Credit Agreement, dated as of May 15, 2008, among Parker Drilling Company, as Borrower, the several lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, and Banc of America Securities LLC and Lehman Brothers Inc., as Joint Lead Arrangers and Book Managers (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 21, 2008).

Exhibit
Number	Description

31.1	Section 302 Certification — Chairman and Chief Executive Officer

31.2	Section 302 Certification — Senior Vice President and Chief Financial Officer

32.1	Section 906 Certification — Chairman and Chief Executive Officer

32.2	Section 906 Certification — Senior Vice President and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER DRILLING COMPANY
Date: August 8, 2008
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