Form 10-Q
period 2008-09-30
PARKER DRILLING CO /DE/
filed 2008-11-10
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended SEPTEMBER 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2008, 113,310,906 common shares were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,277	$60,124
Accounts and notes receivable, net	217,104	166,706
Rig materials and supplies	29,914	24,264
Deferred costs	8,528	7,795
Deferred income taxes	9,424	9,423
Other tax assets	18,084	32,532
Other current assets	22,787	22,339

Total current assets	381,118	323,183

Property, plant and equipment less accumulated depreciation and amortization of $682,933 at September 30, 2008 and $628,079 at December 31, 2007	653,119	585,888
Goodwill	100,315	100,315
Investment in and advances to unconsolidated joint venture	—	(4,353)
Deferred income taxes	11,838	40,121
Other noncurrent assets	31,753	31,833

Total assets	$1,178,143	$1,076,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,000	$20,000
Accounts payable and accrued liabilities	116,467	87,352
Accrued income taxes	11,295	16,828

Total current liabilities	130,762	124,180

Long-term debt	410,235	353,721
Other long-term liabilities	20,820	56,318
Long-term deferred tax liability	8,506	8,044
Contingencies (Note 11)	—	—

Stockholders’ equity:
Common stock	18,883	18,653
Capital in excess of par value	601,697	593,866
Accumulated deficit	(12,760)	(77,795)

Total stockholders’ equity	607,820	534,724

Total liabilities and stockholders’ equity	$1,178,143	$1,076,987

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
U.S. drilling	$44,743	$56,918	$139,999	$174,375
International drilling	92,226	58,857	238,885	143,834
Project management and engineering services	24,089	20,922	72,219	58,633
Construction contract	20,421	—	40,501	—
Rental tools	45,975	35,500	125,858	96,905

Total revenues	227,454	172,197	617,462	473,747

Operating expenses:
U.S. drilling	21,850	23,208	65,502	74,101
International drilling	63,682	37,288	172,915	101,853
Project management and engineering services	21,451	16,685	61,819	49,004
Construction contract	19,323	—	38,373	—
Rental tools	18,166	14,579	50,014	38,263
Depreciation and amortization	30,663	23,043	84,995	60,744

Total operating expenses	175,135	114,803	473,618	323,965

Total operating gross margin	52,319	57,394	143,844	149,782

General and administration expense	(9,271)	(6,246)	(24,420)	(18,380)
Provision for reduction in carrying value of certain assets	—	(1,091)	—	(1,091)
Gain on disposition of assets, net	799	543	2,014	17,216

Total operating income	43,847	50,600	121,438	147,527

Other income and (expense):

Interest expense	(5,820)	(7,576)	(17,386)	(19,891)
Changes in fair value of derivative positions	—	(262)	—	(671)
Interest income	383	2,080	1,121	5,576
Loss on extinguishment of debt	—	(2,396)	—	(2,396)
Equity in loss of unconsolidated joint venture and related charges, net of tax	—	(1,123)	(1,105)	(1,123)
Minority interest	—	—	—	(1,000)
Other	299	510	503	587

Total other income and (expense)	(5,138)	(8,767)	(16,867)	(18,918)

Income before income taxes	38,709	41,833	104,571	128,609
Income tax expense:
Current	14,179	14,598	13,024	43,223
Deferred	5,979	4,582	26,512	15,879

Total income tax expense	20,158	19,180	39,536	59,102

Net income	$18,551	$22,653	$65,035	$69,507

Basic earnings per share:
Net income	$0.17	$0.21	$0.58	$0.64

Diluted earnings per share:
Net income	$0.16	$0.20	$0.58	$0.63

Number of common shares used in computing earnings per share
Basic	111,756,322	110,270,207	111,243,745	109,269,867
Diluted	112,647,450	111,278,430	112,324,566	110,522,914
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$65,035	$69,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,995	60,744
Gain on disposition of assets	(2,014)	(17,216)
Equity loss in unconsolidated joint venture and related charges, net of tax	1,105	1,123
Provision for reduction in carrying value of certain assets	—	1,091
Deferred income tax expense	26,512	15,879
Expenses not requiring cash	8,258	11,008
Change in accounts receivable	(46,903)	(48,524)
Change in other assets	7,627	(28,579)
Change in liabilities	(11,887)	(12,979)

Net cash provided by operating activities	132,728	52,054

Cash flows from investing activities:
Capital expenditures	(157,313)	(191,381)
Proceeds from the sale of assets	3,284	23,243
Proceeds from insurance settlements	951	—
Investment in unconsolidated joint venture	(5,000)	—
Purchase of marketable securities	—	(101,075)
Proceeds from sale of marketable securities	—	163,995

Net cash used in investing activities	(158,078)	(105,218)

Cash flows from financing activities:
Proceeds from issuance of debt	—	125,000
Proceeds payments under debt obligations	—	(100,000)
Purchase of call options	—	(31,475)
Proceeds from sale of common stock warrants	—	20,250
Proceeds from draw on term note facility	50,000	—
Paydown on revolver credit facility	(35,000)	—
Proceeds from draw on revolver credit facility	25,000	—
Payments of debt issuance costs	(1,846)	(3,563)
Proceeds from stock options exercised	1,970	15,791
Excess tax benefit from stock based compensation	379	1,912

Net cash provided by financing activities	40,503	27,915

Net increase (decrease) in cash and cash equivalents	15,153	(25,249)

Cash and cash equivalents at beginning of year	60,124	92,203

Cash and cash equivalents at end of period	$75,277	$66,954

Supplemental cash flow information:
Interest paid	$16,364	$16,370
Income taxes paid	$32,158	$44,270
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.	General – In the opinion of the management of Parker Drilling Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of September 30, 2008 and December 31, 2007, (2) the results of operations for the three and nine months ended September 30, 2008 and 2007, and (3) cash flows for the nine months ended September 30, 2008 and 2007. Results for the nine months ended September 30, 2008 are not necessarily indicative of the results that will be realized for the year ending December 31, 2008. The financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2007.

Stock-Based Compensation – Total stock-based compensation expense recognized under SFAS No. 123R for the three and nine month periods ended September 30, 2008 and for the three and nine month periods ended September 30, 2007 was $2.7 million and $6.5 million and $2.2 million and $6.3 million, respectively, all of which was related to restricted stock plan expense. Stock-based compensation expense is included in our consolidated condensed income statement in both “General and administration expense” and “operating expense.” There were no unvested stock options at September 30, 2008. The Company had 290,300 outstanding and exercisable stock options as of September 30, 2008, the aggregate intrinsic value of which was $1.5 million, with a weighted average exercise price of $2.88. Unvested restricted stock awards at December 31, 2007 and September 30, 2008 were 1,502,592 shares and 1,473,849 shares, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $5.1 million as of December 31, 2007 and $5.3 million as of September 30, 2008. There were 24,700 and 890,274 restricted shares granted to certain officers and key employees during the three and nine month periods ended September 30, 2008. The remaining unrecognized compensation cost related to unamortized restricted stock awards will be amortized over a weighted-average vesting period of approximately one year.

The excess tax benefit realized for the tax deductions from options exercised and restricted stock vesting totaled $0.4 million for the nine months ended September 30, 2008, which has been reported as a financing cash inflow in the consolidated condensed statement of cash flows.

Construction Contract – Historically the Company has primarily constructed drilling rigs for its own use. In some instances, however, the Company enters into contracts to design, construct, deliver and commission a rig for a major customer. In 2008, we were awarded a cost reimbursable, fixed fee contract to construct, deliver and commission a rig for extended reach drilling work in Alaska. In 2006, the Company entered into a separate contract for the front end engineering design of the rig. Total cost of the construction phase is currently expected to be approximately $212 million. The Company recognizes revenues received and costs incurred related to its construction contract on a gross basis and income for the related fees on a percentage of completion basis using the cost-to-cost method. Construction costs in excess of funds received from the customer are accumulated and reported as part of other current assets. At September 30, 2008, a net receivable (construction costs less progress payments) of $1.6 million is included in other current assets.

Cash and Cash Equivalents – For purposes of the balance sheet and the statement of cash flows, the Company considers cash equivalents to be all highly liquid debt instruments that have a remaining maturity of three months or less at the date of purchase.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
2.	Earnings Per Share (“EPS”)

	Three Months Ended September 30, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$18,551,000	111,756,322	$0.17

Effect of dilutive securities:
Stock options and restricted stock		891,128	$(0.01)

Diluted EPS:
Net income	$18,551,000	112,647,450	$0.16

	Nine Months Ended September 30, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$65,035,000	111,243,745	$0.58

Effect of dilutive securities:
Stock options and restricted stock		1,080,821	$—

Diluted EPS:
Net income	$65,035,000	112,324,566	$0.58

	Three Months Ended September 30, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$22,653,000	110,270,207	$0.21

Effect of dilutive securities:
Stock options and restricted stock		1,008,223	$(0.01)

Diluted EPS:
Net income	$22,653,000	111,278,430	$0.20

	Nine Months Ended September 30, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$69,507,000	109,269,867	$0.64

Effect of dilutive securities:
Stock options and restricted stock		1,253,047	$(0.01)

Diluted EPS:
Net income	$69,507,000	110,522,914	$0.63

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
2.	Earnings Per Share (“EPS”) (continued)

All stock options outstanding during the three and nine months ended September 30, 2008, were included in the computation of diluted EPS as the options’ exercise prices were less than the average market price of the common shares. Options to purchase 325,000 shares of common stock with exercise prices ranging from $10.81 to $12.19 per share were outstanding during the three and nine months ended September 30, 2007, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares and would have been anti-dilutive.

3.	Business Segments – The five primary services we provide are as follows: U.S. drilling, International drilling, Project management and engineering services, Construction contracts and Rental tools. In the first quarter of 2008, the Company created a new segment called Project management and engineering services by combining our labor, operations and maintenance and engineering services contracts which had been previously reported in our U.S. drilling or International drilling segments. The new segment was created in anticipation of the significant expansion of these projects and services and senior management’s resultant separate performance assessment and resource allocation for this segment. The new segment operations, unlike our U.S. and International drilling and Rental tools operations, generally require little or no capital expenditures, and therefore have different performance assessment and resource needs. The Company anticipates further growth of this segment of our business and reviews and assesses its performance separately. Financial information for reportable segments for 2007 has been restated below to reflect this change. In the second quarter of 2008, the Company created a new segment called Construction contracts to reflect the Company’s Engineering, Procurement, Construction and Installation contract (“EPCI”). The Construction contract segment income (fees) is accounted for on a percentage of completion basis using the cost-to-cost method. Revenues received and costs incurred related to the contract are recorded on a gross basis.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
3.	Business Segments (continued)

Information regarding our operations by industry segment for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in Thousands)		(Dollars in Thousands)
Revenues:
U.S. drilling	$44,743	$56,918	$139,999	$174,375
International drilling	92,226	58,857	238,885	143,834
Project management and engineering services	24,089	20,922	72,219	58,633
Construction contract	20,421	—	40,501	—
Rental tools	45,975	35,500	125,858	96,905

Total revenues	$227,454	$172,197	$617,462	$473,747

Operating gross margin:
U.S. drilling	$14,166	$24,918	$48,475	$76,365
International drilling	14,241	13,869	29,029	22,391
Project management and engineering services	2,638	4,237	10,400	9,629
Construction contract	1,098	—	2,128	—
Rental tools	20,176	14,370	53,812	41,397

Total operating gross margin	52,319	57,394	143,844	149,782

General and administration expense	(9,271)	(6,246)	(24,420)	(18,380)
Provision for reduction in carrying value of certain assets	—	(1,091)		(1,091)
Gain on disposition of assets, net	799	543	2,014	17,216

Total operating income	43,847	50,600	121,438	147,527

Interest expense	(5,820)	(7,576)	(17,386)	(19,891)
Changes in fair value of derivative positions	—	(262)	—	(671)
Loss on extinguishment of debt	—	(2,396)	—	(2,396)
Other	682	1,467	519	4,040

Income before income taxes	$38,709	$41,833	$104,571	$128,609

4.	Disposition of Assets – Asset dispositions in the first nine months of 2008 included the sale of Rig 206 in Indonesia, for which we recorded no gain or loss, and miscellaneous equipment that resulted in a recognized gain of $2.0 million. In the first nine months of 2007 asset dispositions consisted primarily of the sale of workover barge Rigs 9 and 26 for proceeds of approximately $20.5 million, resulting in a recognized gain of $15.1 million.

5.	Accounting for Uncertainty in Income Taxes – FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. During March 2008, the Company resolved the pending tax case with the Kazakhstan Ministry of Finance by paying the reduced interest assessment related to tax payments made in 2007 (see Note 8 - Kazakhstan Tax Case), and we accordingly reduced the previously recorded accruals based on the final resolution of this matter. In addition, for the third quarter of 2008, the Company recognized $2.4 million of expense related to certain intercompany transactions between our US companies and foreign affiliates. As of September 30, 2008, the Company had a remaining liability for unrecognized tax benefits of $14.7 million primarily related to foreign operations.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
6.	Income Tax Expense – Income tax expense was $20.2 million for the third quarter of 2008 and includes a charge of $2.4 million related to FIN 48 as compared to income tax expense of $19.2 million for the third quarter of 2007.

7.	Saudi Arabia Joint Venture – On April 9, 2008, a subsidiary of Parker executed an agreement (“Sale Agreement”) to sell its 50 percent share interest in Al-Rushaid Parker Drilling Co. Ltd. (“ARPD”) to an affiliate of the Al Rushaid subsidiary that owns the remaining 50 percent interest. The terms of the Sale Agreement provided for a $2.0 million payment to Parker’s subsidiary as consideration for the 50 percent share interest of the Parker subsidiary and partial repayment of investments and advances of the Parker subsidiary to ARPD, including a $5.0 million advance in January 2008. During the first quarter of 2008, the Parker subsidiary made the decision to terminate any future funding to ARPD, and accordingly, the Company did not record equity in losses of ARPD in the first quarter of 2008. We recognized a $1.1 million loss, net of income taxes, in the first quarter of 2008 primarily as a result of nonrecoverable costs, as per the terms of the Sale Agreement, incurred by the Parker affiliate to support ARPD operations during the current quarter. The Parker subsidiary received the $2.0 million on April 15, 2008 in full settlement of the Company’s investment in and advances to ARPD.

The Sale Agreement obligates the resulting Saudi shareholders to indemnify the Parker subsidiary and its affiliates from claims arising out of or related to the operations of ARPD, including the drilling contracts between ARPD and Saudi Aramco, ARPD’s bank loans and vendors providing goods or services to ARPD. Each party has agreed to waive any claims that it may have against the other party arising out of the business of ARPD on or before the closing date, and subject to the formal transfer of the shares the Parker subsidiary has agreed to disclaim any remaining rights with respect to the unpaid portion of shareholder loans and payables owed by ARPD to the Parker subsidiary. The formal transfer of shares was approved by the Saudi Arabian authorities in July 2008.

The agreement also provides that there are no restrictions on Parker or any of its affiliates with regard to competing with ARPD in the future, including in Saudi Arabia.

8.	Kazakhstan Tax Case - On October 12, 2005, the Kazakhstan Branch (“PKD Kazakhstan”) of Parker Drilling’s subsidiary, Parker Drilling Company International Limited (“PDCIL”), received an Act of Tax Audit from the Ministry of Finance of Kazakhstan (“MinFin”) assessing PKD Kazakhstan an amount of KZT (Kazakhstan Tenge) 14.9 billion (approximately $125.8 million). Approximately KZT7.5 billion or $63.3 million was assessed for import Value Added Tax (“VAT”), administrative fines and interest on equipment imported to perform the drilling contracts (the “VAT Assessment”) and approximately KZT7.4 billion or $62.5 million for corporate income tax, individual income tax and social tax, administrative fines and interest in connection with the reimbursements received by PDCIL from a client for the upgrade of Barge Rig 257 and other issues related to PKD Kazakhstan’s operations in the Republic of Kazakhstan (the “Income Tax Assessment”).

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

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
8.	Kazakhstan Tax Case (continued)

After multiple appeals to the SCK and two meetings of the U.S. Competent Authorities under the Mutual Agreement Procedure of the U.S.- Kazakhstan Tax Treaty, the SCK ultimately upheld the Income Tax Assessment and on December 12, 2007, PKD Kazakhstan paid the principal tax portion of the Income Tax Assessment, net of estimated taxes previously paid. After a further appeal against the interest portion of the notice of assessment, on February 25, 2008, the Atyrau Economic Court issued a ruling that interest on the income tax assessed should accrue from the October 12, 2005 assessment date as opposed to the original assessment in 2001, which resulted in a revised interest assessment by the Atyrau Tax Committee of approximately US$13 million, which was paid by PKD Kazakhstan on March 14, 2008, in final resolution of this matter. Income tax for the first nine months of 2008 includes a benefit of $13.4 million of FIN 48 interest and foreign currency exchange rate fluctuations related to this final resolution.

9.	Long-Term Debt

	September 30, 2008	December 31, 2007
	(Dollars in Thousands)
Senior Notes:
Interest rate 2.125% convertible due 2012	$125,000	$125,000
Interest rate 9.625%, due 2012	228,235	228,721
Revolver	10,000	20,000
Term loan	50,000	—

Total debt	413,235	373,721
Less current portion	3,000	20,000

Total long-term debt	$410,235	$353,721

On July 5, 2007, we issued $125.0 million aggregate principal amount of 2.125 percent Convertible Senior Notes due July 15, 2012. Interest is payable semiannually on July 15th and January 15th. The initial conversion price is approximately $13.85 per share and is subject to adjustment for the occurrence of certain events stated within the indenture. Simultaneously, we entered into a call spread convertible note hedge consisting of a call option purchased by the Company for $31.5 million and sold warrants for $20.2 million, the net cost of which is included in our consolidated condensed balance sheet in “Capital in excess of par value”. Proceeds from the transaction were used to call our outstanding Senior Floating Rate notes, to pay the net cost of hedge and warrant transactions, and for general corporate purposes. The call strike price at $13.85 mirrors the note conversion price and the warrant strike price is $18.29, which effectively, increase the conversion price to approximately $18.29 per share.

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

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
9.	Long-Term Debt (continued)

On May 15, 2008 we entered into a new Credit Agreement (“2008 Credit Facility”) with a five year senior secured $80.0 million revolving credit facility (“Revolving Credit Facility) and a senior secured term loan facility (“Term Loan Facility”) of up to $50.0 million. The obligations of the Company under the 2008 Credit Facility are guaranteed by substantially all of the Company’s domestic subsidiaries, except for domestic subsidiaries owned by foreign subsidiaries and certain immaterial subsidiaries, each of which has executed a guaranty. The 2008 Credit Facility contains customary affirmative and negative covenants such as minimum ratios for consolidated leverage, consolidated interest coverage and consolidated senior secured leverage. On July 9, 2008, the Company drew down the remaining $15.0 million available on the Term Loan Facility, bringing the total amount outstanding to $50.0 million. The Term Loan will begin amortizing on September 30, 2009 at equal installments of $3.0 million per quarter. On September 12, 2008, we drew down $10.0 million on the Revolving Credit Facility. Subsequent to quarter end we drew down an additional $48.0 million resulting in total draws under the Revolving Credit Facility of $58.0 million as of October 17, 2008. The amount drawn represents 94 percent of the capacity of the Revolving Credit Facility. The Company expects to use the additional drawn amounts over the next twelve months to fund construction of two new rigs to perform an anticipated five year contract in Alaska based on the executed letter of intent.

10.	Derivative Instruments – We used derivative instruments to manage risks associated with interest rate fluctuations in connection with our $100.0 million Senior Floating Rate Notes, which were fully redeemed on September 27, 2007. These derivative instruments, which consisted of variable-to-fixed interest rate swaps, did not meet the hedge criteria in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were therefore not designated as hedges. Accordingly, the change in the fair value of the interest rate swaps was recognized in earnings.

On July 17, 2007, we terminated one swap scheduled to expire in September 2008 and received $0.7 million. On September 4, 2007, our one remaining swap expired.

11.	Contingencies

Bangladesh Claim

In September 2005, a subsidiary of the Company was served with a lawsuit filed in the 152nd District Court of Harris County State of Texas on behalf of numerous citizens of Bangladesh claiming $250 million in damages due to various types of property damage and personal injuries (none involving loss of life) arising as a result of two blowouts that occurred in Bangladesh in January and June 2005, although only the June 2005 blowout involved the Company. The court dismissed the case on the basis that Houston, Texas, is not the appropriate location for this suit to be filed. The plaintiffs have appealed this dismissal; however, the Company believes the plaintiffs’ prospects of being successful on appeal are remote. No amounts were accrued at September 30, 2008.

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

Asbestos-Related Claims (continued)

The complaints allege that the Company’s subsidiaries and other drilling contractors used asbestos-containing products in offshore drilling operations, land-based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability and claims under the Jones Act and that the plaintiffs are entitled to monetary damages. Based on the report of the special master, these complaints have been severed and venue of the claims transferred to the county in which the plaintiff resides or the county in which the cause of action allegedly accrued. Subsequent to the filing of amended complaints, Parker Drilling has joined with other co-defendants in filing motions to compel discovery to determine what plaintiffs have an employment relationship with which defendant, including whether or not any plaintiffs have an employment relationship with subsidiaries of Parker Drilling. Out of 668 amended single-plaintiff complaints filed to date, sixteen (16) plaintiffs have identified Parker Drilling or one of its affiliates as a defendant. Discovery is proceeding in groups of 60 and none of the plaintiff complaints naming Parker are included in the first 60 (Group I). The initial discovery of Group I resulted in certain dismissals with prejudice, two dismissals without prejudice and two withdraws from Group I, leaving only 40 plaintiffs remaining in Group I. Selection of Discovery Group II was completed on April 21, 2008. Out of the 60 plaintiffs selected, Parker Drilling was named in one suit.

The subsidiaries named in these asbestos-related lawsuits intend to defend themselves vigorously and, based on the information available to the Company at this time, the Company does not expect the outcome to have a material adverse effect on its financial condition, results of operations or cash flows; however, the Company is unable to predict the ultimate outcome of these lawsuits. No amounts were accrued at September 30, 2008.

Gulfco Site

Several years ago the Company received an information request under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) designating Parker Drilling Offshore Corporation, a subsidiary of Parker Drilling as a potentially responsible party with respect to the Gulfco Marine Maintenance, Inc. Superfund Site in Freeport, Texas (EPA No. TX 055144539). The subsidiary responded to this request in 2003 with documents. In January, 2008 the subsidiary received an administrative order to participate in an investigation of the site and a study of the remediation needs and alternatives. The EPA alleges that the subsidiary is successor to a party who owned the Gulfco site during the time when chemical releases took place there. Two other parties have been performing that work since mid-2005 under an earlier version of the same order. The subsidiary believes that it has a sufficient cause to decline participation under the order and has notified the EPA of that decision. Non-compliance with an EPA order absent sufficient cause for doing so can result in substantial penalties under CERCLA. The subsidiary is continuing to evaluate its relationship to the site and has conferred with the EPA and the other parties in an effort to resolve the matter. The Company has not yet estimated the amount or impact on our operations, financial position or cash flows of any costs related to the site. The EPA and the other two parties have spent over $2.7 million studying and conducting initial remediation of the site, and it is anticipated that an additional $1.3 million will be required to complete the remediation. Other costs (not yet quantified) such as interest and administrative overhead could be added to any claim against the Company. The Company does not believe it has any obligation with respect to the remediation of the property, and accordingly no accrual was made as of September 30, 2008.

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

Economic Sanctions Compliance

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

12.	Recent Accounting Pronouncements – In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We will adopt the provisions of FSP AAPB 14-1 on January 1, 2009 and will be required to retroactively apply its provisions, which means we will restate our consolidated financial statements for prior periods. We have not yet determined the impact of this FSP on our consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
13.	Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements – Set forth on the following pages are the consolidating condensed financial statements of (i) Parker Drilling, (ii) its restricted subsidiaries that are guarantors of the Senior Notes, and Convertible Senior Notes (“the Notes”) and (iii) the restricted and unrestricted subsidiaries that are not guarantors of the Notes. The Notes are guaranteed by substantially all of the domestic restricted subsidiaries of Parker Drilling. There are currently no restrictions on the ability of the restricted subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries. Separate financial statements for each guarantor company are not provided as the company complies with the exception to Rule 3-10(a)(1) of Regulation S-X, set forth in sub-paragraph (f) of such rule. All guarantor subsidiaries are directly or indirectly owned 100% by the parent company, all guarantees are full and unconditional and all guarantees are joint and several.

AralParker (a Kazakhstan joint stock company, owned 100 percent by Parker Drilling (Kazakstan), LLC, Casuarina Limited (a wholly-owned captive insurance company), KDN Drilling Limited, Mallard Argentine Holdings, Ltd., Mallard Drilling of South America, Inc., Mallard Drilling of Venezuela, Inc., Parker Drilling Investment Company, Parker Drilling (Nigeria) Limited, Parker Drilling Company (Bolivia) S.A., Parker Drilling Company Kuwait Limited, Parker Drilling Company Limited (Bahamas), Parker Drilling Company of New Zealand Limited, Parker Drilling Company of Sakhalin, Parker Drilling de Mexico S. de R.L. de C.V., Parker Drilling International of New Zealand Limited, Parker Drilling Tengiz, Ltd., PD Servicios Integrales, S. de R.L. de C.V., PKD Sales Corporation, Parker SMNG Drilling Limited Liability Company (owned 50 percent by Parker Drilling Company International, LLC), Parker Drilling Kazakhstan B.V., Parker Drilling AME Limited, Parker Drilling Asia Pacific, LLC, PD International Holdings C.V.,PD Dutch Holdings C.V., PD Selective Holdings C.V., PD Offshore Holdings C.V., Parker Drilling Netherlands B.V., Parker Drilling Dutch B.V., Parker Hungary Rig Holdings Limited Liability Company, Parker Drilling Spain Rig Services, S L, Parker 3Source, LLC, Parker 5272, LLC, Parker Central Europe Rig Holdings Limited Liability Company, Parker Cyprus Leasing Limited, Parker Cyprus Ventures Limited, Parker Drilling International B.V., Parker Drilling Offshore B.V., Parker Drilling Offshore International, Inc., Parker Drilling Overseas B.V., Parker Drilling Russia B.V., Parker Drillsource, LLC, PD Labor Services, Ltd., PD Labor Sourcing, Ltd., and Parker Enex, LLC are all non-guarantor subsidiaries. The Company is providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	September 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$26,654	$7,947	$40,676	$—	$75,277
Accounts and notes receivable, net	59,270	215,897	146,897	(204,960)	217,104
Rig materials and supplies	—	11,936	17,978	—	29,914
Deferred costs	—	2,114	6,414	—	8,528
Deferred income taxes	9,424	—	—	—	9,424
Other tax assets	58,816	(38,951)	(1,781)	—	18,084
Other current assets	548	18,700	3,539	—	22,787

Total current assets	154,712	217,643	213,723	(204,960)	381,118

Property, plant and equipment, net	79	482,303	170,615	122	653,119

Goodwill	—	100,315	—	—	100,315

Investment in subsidiaries and intercompany advances	960,202	963,543	(84,940)	(1,838,805)	—

Investment in and advances to unconsolidated joint venture	—	4,620	(4,620)	—	—

Other noncurrent assets	19,647	15,031	8,913	—	43,591

Total assets	$1,134,640	$1,783,455	$303,691	$(2,043,643)	$1,178,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,000	$—	$—	$—	$3,000
Accounts payable and accrued liabilities	50,381	288,119	101,470	(323,503)	116,467
Accrued income taxes	263	4,610	6,422	—	11,295

Total current liabilities	53,644	292,729	107,892	(323,503)	130,762

Long-term debt	410,235	—	—	—	410,235
Other long-term liabilities	358	12,594	7,868	—	20,820
Long-term deferred tax liability	—	1,237	7,269	—	8,506
Intercompany payables	62,583	576,746	36,830	(676,159)	—
Contingencies (Note 11)	—	—	—	—	—

Stockholders’ equity:
Common stock	18,883	39,899	21,153	(61,052)	18,883
Capital in excess of par value	601,697	1,045,727	122,268	(1,167,995)	601,697
Retained earnings (accumulated deficit)	(12,760)	(185,477)	411	185,066	(12,760)

Total stockholders’ equity	607,820	900,149	143,832	(1,043,981)	607,820

Total liabilities and stockholders’ equity	$1,134,640	$1,783,455	$303,691	$(2,043,643)	$1,178,143

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended September 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$171,597	$81,945	$(26,088)	$227,454

Operating expenses	5	104,648	65,907	(26,088)	144,472
Depreciation and amortization	—	21,745	8,918	—	30,663

Total operating gross margin	(5)	45,204	7,120	—	52,319

General and administration expense (1)	(42)	(9,221)	(8)	—	(9,271)
Gain on disposition of assets, net	—	461	338	—	799

Total operating income (loss)	(47)	36,444	7,450	—	43,847

Other income and (expense):
Interest expense	(6,981)	(11,814)	(62)	13,037	(5,820)
Interest income	10,655	1,890	875	(13,037)	383
Equity in loss of unconsolidated joint venture, net of taxes	—	—	—	—	—
Other	2	296	1	—	299
Equity in net earnings of subsidiaries	28,048	—	—	(28,048)	—

Total other income and (expense)	31,724	(9,628)	814	(28,048)	(5,138)

Income (loss) before income taxes	31,677	26,816	8,264	(28,048)	38,709

Income tax (benefit) expense:
Current	12,013	2,372	(206)	—	14,179
Deferred	1,113	4,897	(31)	—	5,979

Total income tax (benefit) expense	13,126	7,269	(237)	—	20,158

Net income (loss)	$18,551	$19,547	$8,501	$(28,048)	$18,551

(1)	All field operations general and administration expenses are included in operating expenses.

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

Income tax expense:
Current	11,251	2,586	761	—	14,598
Deferred	2,445	1,198	939	—	4,582

Income tax expense	13,696	3,784	1,700	—	19,180

Net income (loss)	$22,653	$33,796	$1,853	$(35,649)	$22,653

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine months ended September 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$464,000	$226,148	$(72,686)	$617,462

Operating expenses	2	281,697	179,610	(72,686)	388,623
Depreciation and amortization	—	63,283	21,712	—	84,995

Total operating gross margin	(2)	119,020	24,826	—	143,844

General and administration expense (1)	(163)	(24,217)	(40)	—	(24,420)
Gain on disposition of assets, net	—	1,393	621	—	2,014

Total operating income (loss)	(165)	96,196	25,407	—	121,438

Other income and (expense):
Interest expense	(20,918)	(35,392)	(208)	39,132	(17,386)
Changes in fair value of derivative positions	—	—	—	—	—
Interest income	31,916	5,700	2,637	(39,132)	1,121
Equity in loss of unconsolidated joint venture, net of taxes	—	(1,105)	—	—	(1,105)
Other	4	302	197	—	503
Equity in net earnings of subsidiaries	75,435	—	—	(75,435)	—

Total other income and (expense)	86,437	(30,495)	2,626	(75,435)	(16,867)

Income (loss) before income taxes	86,272	65,701	28,033	(75,435)	104,571

Income tax expense:
Current	4,748	1,363	6,913	—	13,024
Deferred	16,489	9,561	462	—	26,512

Total income tax expense	21,237	10,924	7,375	—	39,536

Net income (loss)	$65,035	$54,777	$20,658	$(75,435)	$65,035

(1)	All field operations general and administration expenses are included in operating expenses.

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine months ending September 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$65,035	$54,777	$20,658	$(75,435)	$65,035
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	63,283	21,712	—	84,995
Gain on disposition of assets	—	(1,393)	(621)	—	(2,014)
Equity in loss of unconsolidated joint venture	—	1,105	—	—	1,105
Deferred income tax expense	16,489	9,561	462	—	26,512
Expenses not requiring cash	5,341	2,917	—	—	8,258
Equity in net earnings of subsidiaries	(75,435)	—	—	75,435	—
Change in accounts receivable	20,418	752	(68,073)	—	(46,903)
Change in other assets	8,039	(4,065)	3,653	—	7,627
Change in liabilities	(1,542)	(48,426)	38,081	—	(11,887)

Net cash provided by operating activities	38,345	78,511	15,872	—	132,728

Cash flows from investing activities:
Capital expenditures	—	(128,803)	(28,510)	—	(157,313)
Proceeds from the sale of assets	—	3,284	0	—	3,284
Proceeds from insurance claims	—	—	951	—	951
Investment in unconslidated joint venture	—	(5,000)	—	—	(5,000)

Net cash used in investing activities	—	(130,519)	(27,559)	—	(158,078)

Cash flows from financing activities:
Proceeds from draw on term note facility	50,000	—	—	—	50,000
Paydown on revolver credit facility	(35,000)	—	—	—	(35,000)
Proceeds from draw on revolver credit facility	25,000	—	—	—	25,000
Payment of debt issuance costs	(1,846)	—	—	—	(1,846)
Proceeds from stock options exercised	1,970	—	—	—	1,970
Excess tax benefit from stock based compensation	379	—	—	—	379
Intercompany advances, net	(83,520)	51,641	31,879	—	—

Net cash provided by (used in) financing activities	(43,017)	51,641	31,879	—	40,503

Net increase (decrease) in cash and cash equivalents	(4,672)	(367)	20,192	—	15,153

Cash and cash equivalents at beginning of year	31,326	8,314	20,484	—	60,124

Cash and cash equivalents at end of period	$26,654	$7,947	$40,676	$—	$75,277

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine months ended September 30, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$69,507	$91,861	$2,069	$(93,930)	$69,507
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	55,531	5,213	—	60,744
Loss/(gain) on disposition of assets	—	(17,233)	17	—	(17,216)
Deferred income tax expense	5,646	8,739	1,494	—	15,879
Equity in loss of unconsolidated joint venture, net of tax			1,123	—	1,123
Provision for reduction in carrying value of certain assets	—	1,091	—	—	1,091
Expenses not requiring cash	10,408	600	—	—	11,008
Equity in net earnings of subsidiaries	(93,924)	—	—	93,924	—
Change in accounts receivable	(28,713)	14,437	(34,248)	—	(48,524)
Change in other assets	(9,459)	(49,080)	29,960	—	(28,579)
Change in liabilities	(625)	(28,070)	15,710	6	(12,979)

Net cash provided by (used in) operating activities	(47,160)	77,876	21,338	—	52,054

Cash flows from investing activities:
Capital expenditures	—	(161,846)	(29,535)	—	(191,381)
Proceeds from the sale of assets	54	22,162	1,027	—	23,243
Purchase of marketable securities	(101,075)	—	—	—	(101,075)
Proceeds from sale of marketable securities	161,995	2,000	—	—	163,995

Net cash (used in) investing activities	60,974	(137,684)	(28,508)	—	(105,218)

Cash flows from financing activities:
Proceeds from issuance of debt	125,000	—	—	—	125,000
Principal payments under debt obligations	(100,000)	—	—	—	(100,000)
Purchase of call options	(31,475)	—	—	—	(31,475)
Proceeds from sale of common stock warrants	20,250	—	—	—	20,250
Payment of debt issuance costs	(3,563)	—	—	—	(3,563)
Proceeds from stock options exercised	15,791	—	—	—	15,791
Excess tax benefit from stock based compensation	1,912	—	—	—	1,912
Intercompany advances, net	(63,748)	58,527	5,221	—	—

Net cash provided by (used in) financing activities	(35,833)	58,527	5,221	—	27,915

Net decrease in cash and cash equivalents	(22,019)	(1,281)	(1,949)	—	(25,249)

Cash and cash equivalents at beginning of year	60,029	14,367	17,807	—	92,203

Cash and cash equivalents at end of period	$38,010	$13,086	$15,858	$—	$66,954

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
•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business;

•	inability of the Company to access the credit markets;

•	the U.S. economy and the demand for natural gas;

•	worldwide demand for oil;

•	fluctuations in the market prices of oil and natural gas;

•	imposition of unanticipated trade restrictions;

•	unanticipated operating hazards and uninsured risks;

•	political instability, terrorism or war;

•	governmental regulations, including changes in accounting rules or tax laws or ability to remit funds to the U.S., that adversely affect the cost of doing business;

•	the outcome of our investigation and the parallel investigations by the Securities and Exchange Commission and the Department of Justice into possible violations of U.S. law, including the Foreign Corrupt Practices Act;

DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS (continued)
•	adverse environmental events;

•	adverse weather conditions;

•	changes in the concentration of customer and supplier relationships;

•	ability of our customers and suppliers to obtain financing for their operations;

•	unexpected cost increases for new construction and upgrade and refurbishment projects;

•	delays in obtaining components for capital projects and in ongoing operational maintenance;

•	shortages of skilled labor;

•	unanticipated cancellation of contracts by operators;

•	breakdown of equipment;

•	other operational problems including delays in start-up of operations;

•	changes in competition;

•	the effect of litigation and contingencies; and

•	other similar factors (some of which are discussed in documents referred to in this Form 10-Q, including the risk factors described in our 2007 Annual Report on Form 10-K and our other reports and filings with the Securities and Exchange Commission).
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
OVERVIEW AND OUTLOOK
     Our business segments were able to achieve solid results for the third quarter. Although the ongoing credit crisis and resulting volatility in oil and natural gas prices will have an effect on the Company’s business for the foreseeable future we anticipate that this will primarily be limited to our Gulf of Mexico (“GOM”) barge drilling business. Utilization and dayrates in our U.S. Gulf of Mexico (“GOM”) barge business have recently declined and we expect this decline to continue through the end of 2008.
     The rate at which the world economy will slow down due to the credit crisis is uncertain, as is the nature and extent of any reduction in worldwide demand for drilling as a consequence of a worldwide economic recession. Due to the high utilization of our international rigs under long-term contracts and the continued overall strength of markets in which we provide rental tools, we anticipate these operations will remain stable through the fourth quarter and into 2009, although operators may curtail or delay projects that are dependent upon financing and may experience an inability to pay suppliers and/or service companies, including our Company.
Overview
     Overall, gross margin increased $2.3 million to $52.3 million in the quarter ended September 30, 2008 as compared to $50.0 million in the quarter ended June 30, 2008. Gross margin for our international drilling operations increased 59 percent to $14.2 million in the third quarter of 2008 as compared to $9.0 million in the second quarter of 2008, primarily as a result of a rate increase for our barge rig operating in the Caspian Sea, commencement of operations for rig 269 in Kazakhstan on August 5, 2008, and increased utilization in our Indonesian operations. Reduced operating expenses in our Algeria and Colombia operations also contributed to the international drilling gross margin improvement.
     Rental tools gross margin increased 18 percent in the third quarter of 2008, as compared to the second quarter of 2008 as a result of a $5.6 million increase in revenues relating to new locations opened in the past year and additional capital invested over the past two years.

OVERVIEW AND OUTLOOK (continued)
Overview (continued)
     Our U.S. GOM gross margin declined $4.5 million to $14.2 million for the three months ended September 30, 2008 as compared to the three months ended June 30, 2008 as utilization declined from 87 percent at the end of the second quarter of 2008 to 73 percent at the end of the third quarter of 2008, and as a result of lower dayrates, including reductions related to Hurricane Gustav and Ike.
     Capital expenditures through the end of September 30, 2008 totaled $157.3 million, including $47.0 million of maintenance and drill pipe expenditures.
Outlook
     We expect higher earnings from our international operations in the fourth quarter and continuing into 2009 as we will have full quarter operations for Rig 269 in Kazakhstan, which spud the first week of August 2008, and for Rig 121 in Mexico, which spud on September 24, 2008. Current international utilization is 84% and of the five rigs currently not contracted, two are being marketed for sale and one requires substantial investment to return to work. In effect, only two marketable rigs are currently not contracted. Our outlook for international utilization remains strong throughout 2009.
     Our rental tools operations should remain strong as we anticipate many of our major oil company customers will continue to operate at current levels, primarily in deepwater E&P projects. In addition, we expect the development of unconventional resource plays to continue through 2009.
     We also expect solid results from our project management and engineering services segment. In addition, we expect increased earnings from our construction contract segment in 2009 as we toward the targeted first quarter 2010 completion date on our BP Liberty construction contract.
     Current U.S. GOM barge utilization is 67% and expected to decline for the remainder of 2008 as several of our customers will suspend their 2008 drilling programs once current wells are completed. We anticipate certain deep drilling barges will return to work in the first quarter of 2009 as customers begin work under 2009 budgets, but there are no assurances given the current economic environment (see Risk Factors in Section II, Item 1A). Because the utilization of our barges has recently exceeded the industry average as our investments over the last several years in upgrades and refurbishments are reflected in our rigs being preferred by key customers, we are encouraged that our rigs will be the first to return to work
     Capital expenditures are projected to be $45-$60 million for the remainder of 2008.
     On September 12, 2008 we drew down $10.0 million on our revolving credit facility, and on October 16 and 17, 2008, drew down an additional aggregate amount of $48.0 million. The funds will be used over the next 12 months to fund the construction of two new-build rigs for use under the anticipated five year drilling contract in Alaska based on the executed letter of intent.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007
     We recorded net income of $18.6 million for the three months ended September 30, 2008, as compared to net income of $22.7 million for the three months ended September 30, 2007. Gross margin was $52.3 million for the three months ended September 30, 2008 as compared to $57.4 million for the three months ended September 30, 2007.

RESULTS OF OPERATIONS (continued)
     In the first quarter of 2008, we began separate presentation of our project management and engineering services segment. As part of our long-term strategic growth plan, we have begun to separately monitor the results of this non-capital intensive group of operations. Prior to 2008, these results were included in the U.S. and international drilling segments, and as such, 2007 segment information has been restated to conform to the new presentation. We also created a new segment in the second quarter of 2008 to separately reflect results of our extended-reach rig construction contract.
     The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended September 30,
	2008		2007
	(Dollars in Thousands)
Revenues:
U.S. drilling	$44,743	20%	$56,918	33%
International drilling	92,226	40%	58,857	34%
Project management and engineering services	24,089	11%	20,922	12%
Construction contract	20,421	9%	—	0%
Rental tools	45,975	20%	35,500	21%

Total revenues	$227,454	100%	$172,197	100%

Operating gross margin:
U.S. drilling gross margin excluding depreciation and amortization (1)	$22,893	51%	$33,710	59%
International drilling gross margin excluding depreciation and amortization (1)	28,544	31%	21,569	37%
Project management and engineering services gross margin	2,638	11%	4,237	20%
Construction contract gross margin	1,098	5%	—	—
Rental tools gross margin excluding depreciation and amortization (1)	27,809	60%	20,921	59%
Depreciation and amortization	(30,663)		(23,043)

Total operating gross margin:	52,319		57,394

General and administration expense	(9,271)		(6,246)
Provision for reduction in carrying value of certain assets	—		(1,091)
Gain on disposition of assets, net	799		543

Total operating income	$43,847		$50,600

(1)	Gross margins, excluding depreciation and amortization, are computed as revenues less direct operating expenses, excluding depreciation and amortization expense; gross margin percentages are computed as gross margin, excluding depreciation and amortization, as a percent of revenues. The gross margin amounts, excluding depreciation and amortization, and gross margin percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (“GAAP”). However, we monitor our business segments based on several criteria, including gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

			Project
			Management and
		International	Engineering	Construction
	U.S. Drilling	Drilling	Services	Contract	Rental Tools
	(Dollars in Thousands)
Three Months Ended September 30, 2008
Operating gross margin (2)	$14,166	$14,241	$2,638	$1,098	$20,176
Depreciation and amortization	8,727	14,303	—	—	7,633

Operating gross margin excluding depreciation and amortization	$22,893	$28,544	$2,638	$1,098	$27,809

Three Months Ended September 30, 2007
Operating gross margin (2)	$24,918	$13,869	$4,237	$—	$14,370
Depreciation and amortization	8,792	7,700	—	—	6,551

Operating gross margin excluding depreciation and amortization	$33,710	$21,569	$4,237	$—	$20,921

(2)	Gross margin (operating) — revenues less direct operating expenses, including depreciation and amortization expense.

RESULTS OF OPERATIONS (continued)
U.S. Drilling Segment
     Revenues for the U.S. drilling segment decreased $12.2 million to $44.7 million for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007. The decrease in revenues was primarily due to a $10.7 million decrease for our barge drilling operations as average dayrates for our deep drilling barges fell approximately $3,600 per day. Utilization for US barges was 79 percent for the third quarter of 2008 as compared 83 percent in the same period in 2007. Also in the third quarter of 2007 we had one land rig drilling in the U.S. that historically operates in our international land segment. This rig contributed $1.5 million in revenues in the third quarter of 2007, but by the end of 2007 had returned to international operations.
     As a result of the above mentioned factors, gross margins, excluding depreciation and amortization, decreased $10.8 million to $23.0 million as compared to the third quarter of 2007.
International Drilling Segment
     International drilling revenues increased $33.4 million to $92.2 million during the third quarter of 2008 as compared to the third quarter of 2007. Of this increase, $26.1 million is related to international land drilling revenues and $7.3 million from offshore operations.
     Land revenues in Mexico increased by $14.1 million, as rigs 122, 266 and 267 contributed an additional $12.1 million in revenues during the current period as compared to the third quarter at 2007. Revenues in the CIS region increased by $15.3 million primarily attributable to a $7.3 million increase in the Karachaganak area of Kazakhstan as a result of the addition of Rigs 249 and 258 to existing operations of Rigs 107 and 216 and an $8.2 million increase in Western Kazakhstan due to the addition of rigs 247 and 269 to the ongoing operation of rig 236. These increases were offset by a decrease of $4.6 million in Colombia as one of two rigs operated this quarter, whereas both rigs operated during the third quarter of 2007.
     In our Asia Pacific region, land revenues remained unchanged in the third quarter of 2008 as compared to the third quarter of 2007 with lower utilization (50%) in Papua New Guinea ($3.2 million) being offset by a $1.7 million increase in New Zealand due to increased dayrates and operating days and a $1.5 million increase in our Indonesia operations, as three rigs operated in the third quarter of 2008 as compared to one in the third quarter of 2007.
     International offshore revenues increased $7.3 million to $17.3 million during the third quarter of 2008 as compared to the third quarter of 2007. This increase was due primarily to higher revenues for Barge Rig 257 ($7.2 million) in the Caspian Sea as a result of a higher dayrate.
     International operating gross margin, excluding depreciation and amortization, increased $6.9 million to $ 28.5 million during the third quarter of 2008 as compared to the third quarter of 2007. Of the $28.5 million for the current period, $17.4 million is related to international land drilling operations and $11.1 million from offshore operations.
     Operating gross margin, excluding depreciation and amortization, for international land operations was $17.4 million in the third quarter of 2008 as compared to $18.2 million in the third quarter of 2007, due primarily to a favorable increase in our operations in Mexico ($4.2 million) being offset by a decrease in Colombia ($3.7 million) and our Africa / Middle East Operations ($1.4 million). The increase in Mexico is attributable to six rigs operating the entire quarter compared to minimal operations during the third quarter of 2007. In Colombia, only one of two rigs operated in the third quarter compared to both rigs operating in the third quarter of 2007.
Operating gross margins, excluding depreciation and amortization, for international offshore operations increased $7.8 million to $11.2 million primarily as a result of the higher dayrate discussed above.
Project Management and Engineering Services Segment
     Revenues for this segment increased $3.2 million during the third quarter of 2008 as compared to the third quarter of 2007. This increase was the result of higher revenues for our Kuwait project management operations ($4.7 million, of which $4.0 million was for reimbursables) being partially offset by a decrease of $1.9 million for engineering services for our BP Liberty project. Margins were down $2.4 million in our Sakhalin operations due to higher labor costs. In November 2008, we negotiated a rate increase retroactive to June 2008 that will more than offset the higher labor costs. Project management and engineering services do not incur depreciation and amortization, and as such, operating gross margin for this segment decreased $1.6 million in the current period as compared to the prior period.

RESULTS OF OPERATIONS (continued)
Construction Contract Segment
     Revenues from the construction of the extended-reach drilling rig for use in the Alaskan Beaufort Sea were $20.4 million for the third quarter of 2008. This project is a cost plus fixed fee contract. Operating gross margin for the EPCI project was $1.1 million based on the percentage of completion of the contract.
Rental Tools Segment
     Rental tools revenues increased $10.5 million to $46.0 million during the third quarter of 2008 as compared to the third quarter of 2007. The increase was due primarily to an increase in rental revenues of $2.1 million at our Texarkana, Texas facility, $1.7 million at our New Iberia, Louisiana facility, $0.3 million from our Evanston, Wyoming facility, $5.3 million from our newest location in Williston, North Dakota and $1.0 million and $0.9 million from our Victoria and Odessa, Texas locations, respectively, partially offset by a decline of $0.8 million at our international operations. Revenues increased as a result of our expansion efforts in Texarkana, Texas and Williston, North Dakota.
     Rental tools operating gross margins, excluding depreciation and amortization, increased $6.9 million to $27.8 million for the current quarter as compared to the third quarter of 2007. The gross margin increase relate directly to the increase in revenues at the locations mentioned above.
Other Financial Data
     Gain on asset dispositions for the third quarter of 2008 and 2007 was $0.8 million and $0.5 million, respectively, as a result of minor asset sales during each period. Interest expense decreased $1.8 million in the third quarter of 2008 as compared to the third quarter of 2007, due to a lower average interest rate on our outstanding debt. Interest income decreased $1.7 million due to lower cash balances available for investments in the third quarter of 2008 as compared to 2007. General and administration expense increased $3.0 million as compared to the third quarter of 2007 due primarily to higher legal and professional fees associated with the ongoing Department of Justice (‘DOJ”) and SEC investigations into the customs agent discussed in Note 11 in the notes to the unaudited consolidated condensed financial statements.
     In 2004, we entered into two variable-to-fixed interest rate swap agreements. We reported the mark-to-market change in the fair value of the interest rate derivatives in earnings. For the third quarter of 2008 we had no swaps outstanding and therefore reported no charge or benefit related to these two swaps, as compared to the comparable period in 2007 where the fair value of the derivative positions remained relatively unchanged. For additional information see Note 10 in the notes to the unaudited consolidated condensed financial statements.
     Income tax expense was $20.2 million for the third quarter of 2008 and includes the charge of $2.4 million related to FIN 48, as compared to income tax expense of $19.2 million for the third quarter of 2007.
Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007
     We recorded net income of $65.0 million for the nine months ended September 30, 2008, as compared to net income of $69.5 million for the nine months ended September 30, 2007. Operating gross margin was $143.8 million for the nine months ended September 30, 2008 which consists of increases in international drilling operations, project management and engineering services, construction contract and rental tools of $44.1 million offset by a decrease of $25.8 million in U.S. drilling and a $24.3 million increase in depreciation expense as compared to the nine months ended September 30, 2007.

RESULTS OF OPERATIONS (continued)
     In the first quarter of 2008, we began separate presentation of our project management and engineering services segment which is presented below. This segment is a focus of our long-term strategic growth plan, which we have begun to separately monitor. Prior to 2008, these results were included in the U.S. and International drilling segments, and as such, 2007 segment information has been restated to conform to the new presentation. We also created a new segment in the second quarter of 2008 to separately reflect results of our extended-reach rig construction contract.
     The following is an analysis of our operating results for the comparable periods:

	Nine Months Ended September 30,
	2008		2007
	(Dollars in Thousands)
Revenues:
U.S. drilling	$139,999	22%	$174,375	37%
International drilling	238,885	39%	143,834	31%
Project management and engineering services	72,219	12%	58,633	12%
Construction contract	40,501	7%	—	—
Rental tools	125,858	20%	96,905	20%

Total revenues	$617,462	100%	$473,747	100%

Operating gross margin:
U.S. drilling gross margin excluding depreciation and amortization (1)	$74,497	53%	$100,274	58%
International drilling gross margin excluding depreciation and amortization (1)	65,970	28%	41,981	29%
Project management and engineering services gross margin	10,400	14%	9,629	16%
Construction contract gross margin	2,128	5%	—	—
Rental tools gross margin excluding depreciation and amortization (1)	75,844	60%	58,642	61%
Depreciation and amortization	(84,995)		(60,744)

Total operating gross margin:	143,844		149,782

General and administration expense	(24,420)		(18,380)
Provision for reduction in carrying value of certain assets	—		(1,091)
Gain on disposition of assets, net	2,014		17,216

Total operating income	$121,438		$147,527

(1)	Gross margins, excluding depreciation and amortization, are computed as revenues less direct operating expenses, excluding depreciation and amortization expense; gross margin percentages are computed as gross margin, excluding depreciation and amortization, as a percent of revenues. The gross margin amounts, excluding depreciation and amortization, and gross margin percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (“GAAP”). However, we monitor our business segments based on several criteria, including gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

			Project
			Management and
		International	Engineering	Construction
	U.S. Drilling	Drilling	Services	Contract	Rental Tools
	(Dollars in Thousands)
Nine Months Ended September 30, 2008
Operating gross margin (2)	$48,475	$29,029	$10,400	$2,128	$53,812
Depreciation and amortization	26,022	36,941	—	—	22,032

Operating gross margin excluding depreciation and amortization	$74,497	$65,970	$10,400	$2,128	$75,844

Nine Months Ended September 30, 2007
Operating gross margin (2)	$76,365	$22,391	$9,629	$—	$41,397
Depreciation and amortization	23,909	19,590	—	—	17,245

Operating gross margin excluding depreciation and amortization	$100,274	$41,981	$9,629	$—	$58,642

(2)	Gross margin — drilling and rental revenues less direct drilling and rental operating expenses, including depreciation and amortization expense.

RESULTS OF OPERATIONS (continued)
U.S. Drilling Segment
     Revenues for the U.S drilling segment decreased $34.4 million to $140.0 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The decreased revenues were primarily due to a $23.0 million decrease for our barge drilling operations as average dayrates for our deep drilling barges fell approximately $6,200 per day, although utilization for U.S. barges was higher for the first nine months of 2008 due to fewer rigs in the rig count as compared to the same period in 2007. Also in the first nine months of 2007 we had two land rigs drilling in the U.S. that historically operate in our international land segment. These rigs contributed $11.4 million in revenues as compared to no revenues in the same period for 2008 as the two rigs were relocated to our Mexico operations during 2007.
     As a result of the above mentioned factors, gross margins, excluding depreciation and amortization, decreased $25.8 million to $74.5 million as compared to the same period of 2007.
International Drilling Segment
     International drilling revenues increased $95.1 million to $238.9 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Of this increase, $80.8 million is related to international land drilling revenues and $14.3 million to offshore operations.
     Land revenues in Mexico, Algeria and Turkmenistan increased by $52.0 million, $11.2 million and $3.9 million, respectively, as there were minimal drilling operations in these countries during the first nine months of 2007. Revenues in the CIS region increased by $40.0 million primarily attributable to a $25.2 million increase in the Karachaganak area of Kazakhstan as a result of the addition of Rigs 249 and 258 to existing operations of Rigs 107 and 216, and the above mentioned Turkmenistan revenues. These increases were offset by lower utilization of our two rigs in Colombia in 2008, resulting in a decrease of $17.1 million as compared to 2007.
     In our Asia Pacific region, revenues decreased $5.6 million due mainly to completion of our contract within Bangladesh for Rig 225 in March 2007 ($3.5 million), lower utilization (50%) in Papua New Guinea ($12.2 million) being partially offset by a $6.6 million increase in New Zealand due to increased dayrates and operating days and a $3.5 million increase in our Indonesia operations.
     International offshore revenues increased $14.3 million to $41.0 million during the first nine months of 2008 as compared to the first nine months of 2007. This increase was due primarily to higher dayrates for both of our barge rigs.
     International operating gross margin, excluding depreciation and amortization, increased $24,0 million to $66.0 million during the first nine months of 2008 as compared to the first nine months of 2007. Of the $24.0 million increase, $11.0 million is attributable to our international land operations and $13.0 million from our offshore operations.
     Gross margin, excluding depreciation and amortization, for international land operations increased $11.0 million, due primarily to favorable increases in our operations in Mexico ($18.9 million) and the CIS region ($8.2 million), offset by decreases in Colombia ($11.6 million) and our Asia Pacific region ($3.0 million). The increase in Mexico is attributable to four rigs operating the entire period in 2008 and two rigs commencing operations in February in 2008 as we were in the start up phase for these operations in the third quarter of 2007. In the CIS region, increased utilization in the Karachaganak area of Kazakhstan and operation of Rig 230 in Turkmenistan were the main drivers of the $8.2 million increase. In Colombia, the completion of our contracts in late 2007 and late February 2008 were the cause of the decrease, although Rig 268 began a one year contract in mid-May 2008. Our Asia Pacific region decline of $3.0 million was a result of Rig 225 in Bangladesh not operating in 2008 as compared to 2007 and Papua New Guinea incurring lower utilization when compared to the same period of 2007, with these declines being partially offset by increases in our New Zealand and Indonesia operations.
Gross margins, excluding depreciation and amortization, for international offshore operations increased $13.0 million as a result of the higher dayrates discussed above.

RESULTS OF OPERATIONS (continued)
Project Management and Engineering Services Segment
     Revenues for this segment increased $13.6 million during the first nine months of 2008 as compared to the first nine months of 2007. This increase was the result of higher revenues for our operations in Sakhalin Island ($1.2 million) and Kuwait ($11.4 million of which $9.5 million was reimbursables) partially offset by a decrease of $1.9 million in our Papua New Guinea project management contracts that ceased operations during 2007. Project management and engineering services do not incur depreciation and amortization, and as such, gross margin for this segment increased $0.8 million in the current period as compared to the prior period. Gross margin does not include the retroactive labor rate increases negotiated in November 2008 for our Sakhalin Island operations.
Construction Contract Segment
     Revenues from the construction of the extended-reach drilling rig for use in the Alaskan Beaufort Sea were $40.5 million for the second and third quarters of 2008. This project is a cost plus fixed fee contract. Gross margin for the EPCI project was $2.1 million based on the percentage of completion of the contract, using the cost-to-cost method.
Rental Tools Segment
     Rental tools revenues increased $29.0 million to $125.9 million during the first nine months of 2008 as compared to the first nine months of 2007. The increase was due primarily to an increase in rental revenues of $11.7 million at our Texarkana, Texas facility, $5.4 million at our New Iberia, Louisiana facility, $0.9 million from our Evanston, Wyoming facility, $14.1 million from our newest location in Williston, North Dakota and $1.2 million from our Victoria, Texas location, partially offset by declines of $1.2 million and $3.2 million at our international operations and Odessa, Texas location, respectively. Revenues increased as a result of our expansion efforts in Texarkana, Texas and Williston, North Dakota.
     Rental tools gross margins, excluding depreciation and amortization, increased $17.2 million to $75.8 million for the current period as compared to the comparable period of 2007. The 2006 and 2007 expansion of Quail has been completed as equipment has been delivered and Quail’s new facility in Texarkana, Texas opened in April 2007. The new facility provides increased coverage of the Barnett, Fayetteville, Woodford and Haynesville shale areas in East Texas, Southwest Arkansas, Southeast Oklahoma and Northwest Louisiana.
Other Financial Data
     Gain on asset dispositions was $2.0 million, a decrease of $15.2 million as a result of minor asset sales in the first nine months ended September 30, 2008 as compared to a gain of $17.2 million during the same period in 2007 as we sold two workover barge rigs in January 2007 for a recognized gain of $15.1 million. Interest expense declined $2.5 million in the first half of 2008 as compared to the same period of 2007 due to a lower average interest rate on our outstanding debt. Interest income for the current period decreased $4.5 million due to lower cash balances available for investments as compared to the same period for 2007. General and administration expense increased $6.0 million as compared to the first nine months of 2007, due primarily to higher legal and professional fees associated with the ongoing DOJ and SEC investigations into the customs agent discussed in Note 11 in the notes to the unaudited consolidated financial statements. These fees included upgrades to our compliance process and code of conduct.
     In 2004, we entered into two variable-to-fixed interest rate swap agreements. The swap agreements did not qualify for hedge accounting and accordingly, we reported the mark-to-market change in the fair value of the interest rate derivatives in earnings. For the nine months ended September 30, 2008 we had no swaps outstanding and therefore reported no charge or benefit related to these two swaps, as compared to the nine months ended September 30, 2007 where we recognized a $0.7 million decrease in the fair value of the derivative positions. For additional information see Note 10 in the notes to the unaudited consolidated condensed financial statements.

RESULTS OF OPERATIONS (continued)
Other Financial Data (continued)
     Income tax expense was $39.5 million for the first nine months of 2008, as compared to income tax expense of $59.1 million for 2007. Income tax expense for the first nine months of 2008 includes a benefit of $13.4 million of FIN 48 interest and foreign currency exchange rate fluctuations related to our settlement of interest related to our Kazakhstan tax case (see Note 8 - Kazakhstan Tax Case), the establishment of a valuation allowance of $4.1 million related to a Papua New Guinea deferred tax asset, the reversal of a $3.1 million reserve relating to 2007 foreign tax credits and a charge of $2.4 million accounted for under FIN 48 related to certain intercompany transactions between our US companies and foreign affiliates. Based on the level of projected future taxable income over the periods for which the deferred tax asset is deductible in Papua New Guinea, management believes that it is more likely than not that our subsidiary will not realize the benefit of this deduction in Papua New Guinea.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     As of September 30, 2008, we had cash and cash equivalents of $75.3 million, an increase of $15.1 million from December 31, 2007. The primary sources of cash for the nine-month period ended September 30, 2008 as reflected on the consolidated condensed statements of cash flows were $132.7 million provided by operating activities, net proceeds of $40.0 million from draws on our credit facilities and net proceeds of $3.3 million from the sale of assets and insurance proceeds. The primary uses of cash were $157.3 million for capital expenditures and a $5.0 million investment in our unconsolidated joint venture. Major capital expenditures for the period included $31.8 million on construction of new international land rigs, $29.0 million on the construction of two new Alaska rigs and $33.4 million for tubulars and other rental tools for Quail Tools.
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
     The 2008 Credit Facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Revolving loans are available under the 2008 Credit Facility subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and eligible rental equipment of the Company and its subsidiary guarantors. As of September 30, 2008, there were $13.1 million in letters of credit outstanding, $50.0 million outstanding on the Term Loan Facility and $10.0 million outstanding on the Revolving Credit Facility. On July 9, 2008, we drew down the remaining $15.0 million available on the Term Loan Facility, bringing the total amount outstanding to $50.0 million. The Term Loan will begin amortizing on September 30, 2009 at equal installments of $3.0 million per quarter. On September 12, 2008, we drew down $10.0 million on the Revolving Credit Facility. Subsequent to quarter end we drew down an additional $48.0 million resulting in total draws under the Revolving Credit Facility $58.0 million as of October 17, 2008. As of October 17, 2008, the amount drawn represents 94 percent of the capacity of the Revolving Credit Facility (which also reflects a $4.4 million reduction in available borrowing resulting from the bankruptcy filing of Lehman Brothers Holdings, Inc., the parent corporation of Lehman Commercial Paper, Inc., which had a $6.2 million lending commitment). The Company expects to use the additional drawn amounts over the next twelve months to fund construction of two new rigs to perform an anticipated five year contract in Alaska based on the executed letter of of intent. Although the credit crisis may affect certain customers’ ability to pay, the Company anticipates it has sufficient liquidity to meet its expected capital expenditures and manage any delays in collection of receivables.
     On September 27, 2007, we redeemed $100.0 million face value of our Senior Floating Rate Notes pursuant to a redemption notice dated August 17, 2007 at the redemption price of 101.0 percent. A portion of the proceeds from the sale of our 2.125 percent Convertible Senior Notes were used to fund the redemption.
     We had total long-term debt, including current portion, of $410.0 million as of September 30, 2008, which consists of:
•	$125.0 million aggregate principal amount of Convertible Senior Notes bearing interest at a rate of 2.125 percent, which are due July 15, 2012;

•	$225.0 million aggregate principal amount of 9.625 percent Senior Notes, which are due October 1, 2013 plus an associated $3.2 million in unamortized debt premium; and,

•	$60.0 million drawn against our 2008 Credit Facility, including $10.0 million on our Revolving Credit Facility and $50.0 million on our Term Loan Facility, $3.0 million of which is classified as short term.
     As of September 30, 2008, we had approximately $132.2 million of liquidity. This liquidity was comprised of $75.3 million of cash and cash equivalents on hand and $56.9 million of availability under the credit facility. We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements nor guarantees of third-party financial obligations. We have no energy or commodity contracts.
     On May 6, 2008, we announced our re-entry into the Alaska market with a letter of intent from BP for five-year drilling contracts that will require a subsidiary to construct and operate two new rigs for development drilling on the North Slope of Alaska. The cost of construction of the two new rigs will be funded partially by our 2008 Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES (continued)
Financing Activity (continued)
     The following table summarizes our future contractual cash obligations as of September 30, 2008:

		Less than			More than
	Total	1 Year	Years 2 - 3	Years 4 - 5	5 Years
	(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$410,000	$3,000	$34,000	$148,000	$225,000
Long-term debt — interest (1)	130,398	28,613	54,593	47,192	—
Operating leases (2)	12,001	6,073	3,695	2,217	16
Purchase commitments (3)	32,179	32,179	—	—	—

Total contractual obligations	$584,578	$69,865	$92,288	$197,409	$225,016

Commercial commitments:
Long-term debt -
Revolving credit facility (4)	$10,000	$—	$10,000	$—	$—
Standby letters of credit (4)	13,119	13,119	—	—	—

Total commercial commitments	$23,119	$13,119	$10,000	$—	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.625 percent Senior Notes and the 2.125 percent Convertible Senior Notes as well as $50.0 million of term loans drawn on our new Credit Facility. The remaining unamortized premium of $3.2 million is not included in the contractual cash obligations schedule.

(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3)	We have purchase commitments outstanding as of September 30, 2008, related to rig upgrade projects and new rig construction.

(4)	We have a $130 million credit agreement of which $80.0 million is a revolving credit facility. As of September 30, 2008, we had drawn down $10.0 million under the revolving credit facility and $13.1 million of availability has been used to support letters of credit that have been issued, resulting in an estimated $56.9 million of availability. The revolving credit facility expires September 20, 2012.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risk faced by us from those reported in our 2007 Annual Report on Form 10-K filed with the SEC. For more information on market risk, see Part II, Items 7 and 7A in our 2007 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures – We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We performed evaluations under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2008.
     Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For information regarding legal proceedings, see Note 11, “Contingencies,” in Item 1 of Part I of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.
ITEM 1A. RISK FACTORS
     There have been no material changes in risk factors involving the Company or its subsidiaries from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as supplemented by the Form 10-Q for the quarter ended June 30, 2008, other than those described below:
     Due to the ongoing credit crisis and the volatility of oil and natural gas prices, we are unable to anticipate whether or not our customers will curtail drilling programs or vendors will fulfill their commitments. The global economic conditions may result in a decrease in demand for our drilling rigs and rental tools business, which conditions could have a material adverse affect on our drilling and rental tool businesses.
     Our business depends to a significant extent on the level of international onshore drilling activity and offshore drilling activity for natural gas in the Gulf of Mexico. The adverse effect of the credit crisis on the global economy has resulted in a substantial reduction in oil and natural gas prices. If oil and natural gas prices continue to decline this could cause oil and gas companies to further decrease spending on drilling activity, which in turn could result in a reduction in dayrates and utilization. In addition, operators who depend on financing for their drilling projects may be forced to curtail or delay these projects and may also experience an inability to pay suppliers and service providers, including the Company. We are unable to predict the nature and extent that this volatility in oil and natural gas prices and credit crisis may have on our business and financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities
	Total Number of	Average Price
Date	Shares Purchased	Paid Per Share
August 7, 2008	661	$8.18
September 17, 2008	163	$8.23
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

PARKER DRILLING COMPANY
Date: November 10, 2008	By:	/s/ Robert L. Parker Jr.
Robert L. Parker Jr.
Chairman and Chief Executive Officer

	By:	/s/ W. Kirk Brassfield
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