Form 10-Q
period 2009-03-31
PARKER DRILLING CO /DE/
filed 2009-05-11
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended MARCH 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of April 30, 2009, 116,062,287 common shares were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$148,403	$172,298
Accounts and notes receivable, net	182,333	186,164
Rig materials and supplies	30,201	30,241
Deferred costs	7,044	7,804
Deferred income taxes	9,735	9,735
Other tax assets	34,854	40,924
Other current assets	26,692	26,125

Total current assets	439,262	473,291

Property, plant and equipment less accumulated depreciation and amortization of $737,600 at March 31, 2009 and $712,688 at December 31, 2008	707,128	675,548

Deferred income taxes	25,852	22,956

Other noncurrent assets	33,060	33,925

Total assets	$1,205,302	$1,205,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,000	$6,000
Accounts payable and accrued liabilities	135,276	140,398
Accrued income taxes	10,359	12,130

Total current liabilities	154,635	158,528

Long-term debt	437,464	435,394
Other long-term liabilities	19,342	21,396
Long-term deferred tax liability	7,133	8,230
Contingencies (Note 10)	—	—
Stockholders’ equity:
Noncontrolling interest	—	—
Common stock	19,351	18,910
Capital in excess of par value	621,570	619,561
Accumulated deficit	(54,193)	(56,299)

Total stockholders’ equity	586,728	582,172

Total liabilities and stockholders’ equity	$1,205,302	$1,205,720

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
International Drilling	$77,381	$68,740
U.S. Drilling	9,856	45,888
Project Management and Engineering Services	32,054	19,179
Construction Contract	16,745	—
Rental Tools	37,889	39,471

Total revenues	173,925	173,278

Operating expenses:
International Drilling	49,777	52,621
U.S. Drilling	13,136	21,522
Project Management and Engineering Services	25,894	15,661
Construction Contract	15,914	—
Rental Tools	16,454	15,818
Depreciation and amortization	27,124	26,166

Total operating expenses	148,299	131,788

Total operating gross margin	25,626	41,490

General and administration expense	(13,060)	(6,668)
Gain on disposition of assets, net	78	579

Total operating income	12,644	35,401

Other income and (expense):
Interest expense	(8,066)	(6,837)
Interest income	286	368
Equity in loss of unconsolidated joint venture and related charges, net of tax	—	(1,105)
Other	(12)	60

Total other income and (expense)	(7,792)	(7,514)

Income before income taxes	4,852	27,887

Income tax (benefit) expense:
Current	6,738	(10,643)
Deferred	(3,992)	15,328

Total income tax (benefit) expense	2,746	4,685

Net income	2,106	23,202

Net income attributable to noncontrolling interest	—	—

Net income attributable to Parker Drilling	$2,106	$23,202

Basic earnings per share:
Net income	$0.02	$0.21
Diluted earnings per share:
Net income	$0.02	$0.21

Number of common shares used in computing earnings per share
Basic	112,260,517	110,546,311
Diluted	113,366,444	111,481,301
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,106	$23,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,124	26,166
Gain on disposition of assets	(78)	(579)
Equity loss in unconsolidated joint venture and related charges, net of tax	—	1,105
Deferred income tax expense	(3,992)	15,328
Expenses not requiring cash	3,907	4,092
Change in accounts receivable	5,161	(12,485)
Change in other assets	6,692	(5,626)
Change in liabilities	(16,372)	(35,282)

Net cash provided by operating activities	24,548	15,921

Cash flows from investing activities:
Capital expenditures	(51,384)	(43,159)
Proceeds from the sale of assets	169	1,227
Proceeds from insurance settlements	—	951
Investment in unconsolidated joint venture	—	(5,000)

Net cash used in investing activities	(51,215)	(45,981)

Cash flows from financing activities:
Proceeds from draw on revolver credit facility	4,000	15,000
Excess tax cost from stock based compensation	(1,228)	(331)

Net cash provided by financing activities	2,772	14,669

Net decrease in cash and cash equivalents	(23,895)	(15,391)

Cash and cash equivalents at beginning of year	172,298	60,124

Cash and cash equivalents at end of period	$148,403	$44,733

Supplemental cash flow information:
Interest paid	$2,864	$1,841
Income taxes paid	$8,357	$14,994
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.	General – In the opinion of the management of Parker Drilling Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of March 31, 2009 and December 31, 2008, (2) the results of operations for the three months ended March 31, 2009 and 2008, and (3) cash flows for the three months ended March 31, 2009 and 2008. Results for the three months ended March 31, 2009 are not necessarily indicative of the results that will be realized for the year ending December 31, 2009. The financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

Stock-Based Compensation – Total stock-based compensation expense recognized under SFAS No. 123R for the three month period ended March 31, 2009 and for the three month period ended March 31, 2008 was $1.8 million and $2.0 million, respectively, all of which was related to restricted stock plan expense. Stock-based compensation expense is included in our consolidated condensed income statement in both “General and administration expense” and “operating expense.” There were no unvested stock options at March 31, 2009. The Company had 290,300 outstanding and exercisable stock options as of March 31, 2009, the aggregate intrinsic value of which was negligible, with a weighted average exercise price of $2.88. Unvested restricted stock awards at December 31, 2008 and March 31, 2009 were 1,458,716 shares and 3,098,256 shares, respectively. In March 2009 there were 2,094,639 restricted shares granted that were related to the Company’s long term incentive plan which were earned over the previous three years. Total unrecognized compensation cost related to unamortized restricted stock awards was $3.8 million as of December 31, 2008 and $4.5 million as of March 31, 2009. There were 2,214,639 restricted shares granted to certain officers and key employees during the three month period ended March 31, 2009. The remaining unrecognized compensation cost related to unamortized restricted stock awards will be amortized over a weighted-average vesting period of approximately one year.

The excess tax deduction realized for tax purposes from restricted stock vesting totaled $1.2 million for the three months ended March 31, 2009, which has been reported as a financing cash outflow in the consolidated condensed statement of cash flows.

Convertible Senior Notes, including call options and warrants – In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). The FSP requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), commonly referred to as Instrument C under EITF issue No. 90-19, “Convertible Bonds With Issuer Options to Settle for Cash upon Conversion,” be separated to account for the fair value of the debt and equity components as of the date of issuance to reflect the issuer’s non-convertible debt borrowing rate. The FSP is effective for financial periods beginning after December 15, 2008 and is applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in SFAS 154, “Accounting Changes and Error Corrections.”

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
1.	General (continued)

The adoption of the FSP on January 1, 2009 impacted the treatment of the Company’s 2.125 percent convertible senior notes due 2012, by reclassifying a portion of the of the convertible note balances to additional paid in capital for the estimated fair value of the conversion feature at the date of issuance and creating a discount on the convertible notes that will be amortized through interest expense over the life of the convertible notes. The Company’s non-convertible debt borrowing rate at the date of issuance (July 2007) was 7.25 percent and, accordingly, adoption of the FSP resulted in a significant increase in interest expense, and reduced net income and basic earnings per share in the Company’s consolidated condensed financial statements. Upon adoption, the Company restated its “Accumulated deficit” balance by approximately $6.8 million to reflect the additional interest expense from issuance on July 5, 2007 through December 31, 2008 and reduced “Convertible senior notes” by $19.7 million, reflecting the issuance of the notes at a discount and including amortization of the discount from the transaction date through the adoption date. The Company’s “Paid in capital” balance increased by $26.5 million, reflecting the equity portion of the initial transaction. A deferred tax asset provision of $10.6 million was also established upon initial adoption of the FSP with a corresponding reduction in “Paid in capital.” This provision was then reduced by $2.7 million with the offset to “Accumulated deficit” to reflect the benefit associated with the additional interest recorded from July 2007 to December 31, 2008. See the tables below for changes to the relevant 2008 financials.
Balance Sheet

			Restated
	December 31, 2008	Adjustments	December 31, 2008
ASSETS
Deferred income taxes	30,867	(7,911)	22,956

Total assets	$1,213,631		$1,205,720

LIABILITIES AND STOCKHOLDERS’ EQUITY

Long-term debt	455,073	(19,679)	435,394

Capital in excess of par value	603,731	15,830	619,561
Accumulated deficit	(52,237)	(4,062)	(56,299)

Total liabilities and stockholders’ equity	$1,213,631		$1,205,720

Statement of Operations

			Restated
	Three months ended		Three months ended
	March 31, 2008	Adjustments	March 31, 2008
Other income and (expense):
Interest expense	(5,690)	(1,147)	(6,837)

Income tax (benefit) expense:
Deferred	15,789	(461)	15,328

Net income	$23,888		$23,202

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
1.	General (continued)

The maturity date of the notes (July 15, 2012) is the expected life of the liability due to the current market value of the Company’s stock which is significantly lower than the note conversion price of $13.85 per share. The 7.25 percent cost of non-convertible debt was calculated for use in our decision model at the time that the convertible notes were issued in July 2007. Using 7.25 percent, the fair value of the notes was calculated to be $98.5 million and the discount on the notes $26.5 million. Interest expense for the first quarter of 2009 was increased by $1.2 million to reflect the fair value increment calculated as the amortization of the debt discount, using the effective interest rate method. In addition, $0.7 million of interest expense was recognized during the current quarter for the contractual interest coupon on these convertible notes.

Property, Plant, and Equipment - In the first quarter 2009, we implemented a change in accounting estimate to more accurately reflect the useful life of some of the long-lived assets in our U.S. Drilling and International Drilling segments. This resulted in an approximate $4 million reduction in depreciation expense in the first quarter 2009, or $.04 per share. We extended the useful lives of these long-lived assets based on our review of their service lives, technological improvements in the assets, and recent changes to our refurbishment and maintenance practices which helped to extend the lives.

Non-Controlling Interest — In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidating Financial Statements” (“SFAS No. 160”). SFAS No. 160 provides enhanced guidance related to the disclosure of information regarding noncontrolling interests in a subsidiary and their effect on the company. This Statement, together with the IASB’s IAS 27, “Consolidated and Separate Financial Statements,” concludes a joint effort by the FASB and IASB to improve the accounting for and reporting of noncontrolling interests in consolidated financial statements and promotes international convergence of accounting standards. For the Company, SFAS No. 160 is effective January 1, 2009. The Company did not apply the disclosure provisions of SFAS No. 160 as the information regarding noncontrolling interests in a subsidiary is immaterial to the consolidated condensed financial statements.

Construction Contract – Historically the Company has primarily constructed drilling rigs for its own use. In some instances, however, the Company enters into contracts to design, construct, deliver and commission a rig for a major customer. In 2008, we were awarded a cost reimbursable, fixed fee contract to construct, deliver and commission a rig for extended-reach drilling work in Alaska. Total cost of the construction phase is currently expected to be approximately $215 million. The Company recognizes revenues received and costs incurred related to its construction contract on a gross basis and income for the related fees on a percentage of completion basis using the cost-to-cost method. Construction costs in excess of funds received from the customer are accumulated and reported as part of other current assets. At March 31, 2009, a net liability (progress payments less construction costs) of $0.5 million is included in other current liabilities.

Cash and Cash Equivalents – For purposes of the balance sheet and the statement of cash flows, the Company considers cash equivalents to be all highly liquid investment instruments that have a remaining maturity of three months or less at the date of purchase.
2.	Earnings Per Share (“EPS”)

	Three Months Ended March 31, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$2,106,000	112,260,517	$0.02

Effect of dilutive securities:
Stock options and restricted stock		1,105,927	$—

Diluted EPS:
Net income	$2,106,000	113,366,444	$0.02

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
2.	Earnings Per Share (“EPS”) (continued)

	Three Months Ended March 31, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$23,202,000	110,546,311	$0.21

Effect of dilutive securities:
Stock options and restricted stock		934,990	$—

Diluted EPS:
Net income	$23,202,000	111,481,301	$0.21

All stock options outstanding during the three months ended March 31, 2008, were included in the computation of diluted EPS as the options’ exercise prices were less than the average market price of the common shares. Options to purchase 265,360 shares of common stock with exercise prices ranging from $2.24 to $4.20 per share were outstanding during the three months ended March 31, 2009, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares and would have been anti-dilutive.
3.	Business Segments – The five primary services we provide are as follows: International Drilling, U.S. Drilling, Project Management and Engineering Services, Construction Contract and Rental Tools. In the first quarter of 2008, the Company created a new segment called Project Management and Engineering Services by combining our labor, operations and maintenance and engineering services contracts which had been previously reported in our U.S. Drilling or International Drilling segments. The new segment was created in anticipation of the significant expansion of these projects and services and senior management’s resultant separate performance assessment and resource allocation for this segment. The new segment operations, unlike our U.S. and International Drilling and Rental Tools operations, generally require little or no capital expenditures, and therefore have different performance assessment and resource needs. The Company anticipates further growth of this segment of our business and reviews and assesses its performance separately. In the second quarter of 2008, the Company created a new segment called Construction Contract to reflect the Company’s Engineering, Procurement, Construction and Installation contract (“EPCI”). The Construction Contract segment income (fees) is accounted for on a percentage of completion basis using the cost-to-cost method. Revenues received and costs incurred related to the contract are recorded on a gross basis.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
3.	Business Segments (continued)

Information regarding our operations by industry segment for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in Thousands)
Revenues:
International Drilling	$77,381	$68,740
U.S. Drilling	9,856	45,888
Project Management and Engineering Services	32,054	19,179
Construction Contract	16,745	—
Rental Tools	37,889	39,471

Total revenues	$173,925	$173,278

Operating margin:
International Drilling	$15,912	$5,759
U.S. Drilling	(10,458)	15,673
Project Management and Engineering Services	6,160	3,518
Construction Contract	831	—
Rental Tools	13,181	16,540

Total operating margin	25,626	41,490

General and administration expense	(13,060)	(6,668)
Gain on disposition of assets, net	78	579

Total operating income	12,644	35,401

Interest expense	(8,066)	(6,837)
Other	274	(677)

Income before income taxes	$4,852	$27,887

4.	Disposition of Assets – Asset dispositions in the first three months of 2008 included the sale of Rig 206 in Indonesia, which we sold at our net book value and miscellaneous equipment that resulted in a recognized gain of $0.6 million. In the first three months of 2009 asset dispositions consisted primarily of the sale of miscellaneous equipment, resulting in an immaterial recognized gain.

5.	Accounting for Uncertainty in Income Taxes – FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. During March 2008, the Company resolved the pending tax case with the Kazakhstan Ministry of Finance by paying the reduced interest assessment related to tax payments made in 2007 (see Note 8 - Kazakhstan Tax Case), and we accordingly reduced the previously recorded accruals based on the final resolution of this matter. During March 2009, the Company recognized $0.7 million of expense related to certain intercompany transactions between our U.S. companies and foreign affiliates. As of March 31, 2009, the Company had a remaining liability for unrecognized tax benefits of $12.3 million primarily related to foreign operations.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
6.	Income Tax Expense – Income tax expense was $2.7 million for the first quarter of 2009.

7.	Saudi Arabia Joint Venture – On April 9, 2008, a subsidiary of Parker executed an agreement (“Sale Agreement”) to sell its 50 percent share interest in Al-Rushaid Parker Drilling Co. Ltd. (“ARPD”) to an affiliate of the Al Rushaid subsidiary that owned the remaining 50 percent interest. The terms of the Sale Agreement provided for a $2.0 million payment to Parker’s subsidiary as consideration for the 50 percent share interest of the Parker subsidiary and partial repayment of investments and advances of the Parker subsidiary to ARPD, including a $5.0 million advance in January 2008. During the first quarter of 2008, the Parker subsidiary made the decision to terminate any future funding to ARPD, and accordingly, the Company did not record equity in losses of ARPD in the first quarter of 2008. We recognized a $1.1 million loss, net of income taxes, in the first quarter of 2008 primarily as a result of nonrecoverable costs, as per the terms of the Sale Agreement, incurred by the Parker affiliate to support ARPD operations during the current quarter. The Parker subsidiary received the $2.0 million on April 15, 2008 in full settlement of the Company’s investment in and advances to ARPD.

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

9.	Kazakhstan Tax Case - On October 12, 2005, the Kazakhstan Branch (“PKD Kazakhstan”) of Parker Drilling’s subsidiary, Parker Drilling Company International Limited (“PDCIL”), received an Act of Tax Audit from the Ministry of Finance of Kazakhstan (“MinFin”) assessing PKD Kazakhstan an amount of KZT (Kazakhstan Tenge) 14.9 billion (approximately $125.8 million). Approximately KZT7.5 billion or $63.3 million was assessed for import Value Added Tax (“VAT”), administrative fines and interest on equipment imported to perform the drilling contracts (the “VAT Assessment”) and approximately KZT7.4 billion or $62.5 million for corporate income tax, individual income tax and social tax, administrative fines and interest in connection with the reimbursements received by PDCIL from a client for the upgrade of Barge Rig 257 and other issues related to PKD Kazakhstan’s operations in the Republic of Kazakhstan (the “Income Tax Assessment”).

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

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
9.	Long-Term Debt

	March 31,	December 31,
	2009	2008
	(Dollars in Thousands)
Convertible Senior Notes payable in July 2012 with coupon rate at 2.125% payable semi-annually in January and July, net of unamortized discount of $18,447 at March 31, 2009 and $19,679 at December 31, 2008	$106,553	$105,321

Senior Notes payable in October 2013 with coupon rate at 9.625% payable semi-annually in April and October net of unamortized premium of $2,911at March 31, 2009 and $3,073 at December 31, 2008	227,911	228,073

Term Note with amortization beginning September 30, 2009 at equal installments of $3.0 million per quarter	50,000	50,000

Revolving Credit Facility with interest at prime, plus an applicable margin or LIBOR, plus an applicable margin	62,000	58,000

Total debt	446,464	441,394
Less current portion	9,000	6,000

Total long-term debt	$437,464	$435,394

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). The FSP requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), commonly referred to as Instrument C under EITF issue No. 90-19, “Convertible Bonds With Issuer Options to Settle for Cash upon Conversion,” be separated to account for the fair value of the debt and equity components as of the date of issuance to reflect the issuer’s non-convertible debt borrowing rate. The FSP is effective for financial periods beginning after December 15, 2008 and is applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in SFAS 154, “Accounting Changes and Error Corrections” (see Note 1).

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

The 2008 Credit Facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Revolving loans are available under the 2008 Credit Facility subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and eligible rental equipment of the Company and its subsidiary guarantors. As of March 31, 2009, there were $17.7 million in letters of credit outstanding, $50.0 million outstanding on the Term Loan Facility and $62.0 million outstanding on the Revolving Credit Facility. As of March 31, 2009, the amount drawn represents nearly 100 percent of the capacity of the Revolving Credit Facility. The Term Loan will begin amortizing on September 30, 2009 at equal installments of $3.0 million per quarter. On January 30, 2009, Lehman Commercial Paper, Inc. assigned its obligations under the 2008 Credit Facility to Trustmark National Bank. Upon assignment, Trustmark National Bank fully funded Lehman Commercial Paper, Inc.’s commitments, including an additional $4.0 million that Lehman Commercial Paper, Inc. did not fund in October 2008, therefore, increasing our borrowings under the Revolving Credit Facility to $62.0 million. The Company expects to use the drawn amounts over the next twelve months to fund construction of two new rigs for work in Alaska. As of March 31, 2009 the Company is in compliance with all covenants.

10.	Contingencies

Bangladesh Claim

In September 2005, a subsidiary of the Company was served with a lawsuit filed in the 152nd District Court of Harris County State of Texas on behalf of numerous citizens of Bangladesh claiming $250 million in damages due to various types of property damage and personal injuries (none involving loss of life) arising as a result of two blowouts that occurred in Bangladesh in January and June 2005, although only the June 2005 blowout involved the Company. The court dismissed the case on the basis that Houston, Texas, is not the appropriate location for this suit to be filed. The plaintiffs appealed this dismissal. The Court of Appeals affirmed the dismissal which is now final because the plaintiffs failed to lodge an appeal with the Supreme Court within the required time period. No amounts were accrued at March 31, 2009.

Asbestos-Related Claims

In August 2004, the Company was notified that certain of its subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi by several hundred persons that allege that they were employed by some of the named defendants between approximately 1965 and 1986. The complaints name as defendants numerous other companies that are not affiliated with the Company, including companies that allegedly manufactured drilling-related products containing asbestos that are the subject of the complaints.

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

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
10.	Contingencies (continued)

Asbestos-Related Claims (continued)

The subsidiaries named in these asbestos-related lawsuits intend to defend themselves vigorously and, based on the information available to the Company at this time, the Company does not expect the outcome to have a material adverse effect on its financial condition, results of operations or cash flows; however, the Company is unable to predict the ultimate outcome of these lawsuits. No amounts were accrued at March 31, 2009.

Gulfco Site

Several years ago the Company received an information request under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) designating Parker Drilling Offshore Corporation, a subsidiary of Parker Drilling as a potentially responsible party with respect to the Gulfco Marine Maintenance, Inc. Superfund Site in Freeport, Texas (EPA No. TX 055144539). The subsidiary responded to this request in 2003 with documents. In January 2008, the subsidiary received an administrative order to participate in an investigation of the site and a study of the remediation needs and alternatives. The EPA alleges that the subsidiary is successor to a party who owned the Gulfco site during the time when chemical releases took place there. Two other parties have been performing that work since mid-2005 under an earlier version of the same order. The subsidiary believes that it has a sufficient cause to decline participation under the order and has notified the EPA of that decision. Non-compliance with an EPA order absent sufficient cause for doing so can result in substantial penalties under CERCLA. The subsidiary is continuing to evaluate its relationship to the site and has conferred with the EPA and the other parties in an effort to resolve the matter. The Company has not yet estimated the amount or impact on our operations, financial position or cash flows of any costs related to the site. To date, the EPA and the other two parties have spent over $2.7 million studying and conducting initial remediation of the site. It is anticipated that an additional $1.3 million will be required to complete the remediation. Other costs (not yet quantified) such as interest and administrative overhead could be added to any action against the Company. Although we can provide no assurance as to the total amount necessary to finally resolve this matter, we currently anticipate that the total claim will not exceed $5 million and will be shared by all responsible parties. The Company does not believe it has any obligation with respect to the remediation of the property, and accordingly no accrual was made as of March 31, 2009.

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

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
10.	Contingencies (continued)

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

11.	Recent Accounting Pronouncements – In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. We will adopt the new disclosure requirements in our June 30, 2009 financial statements.

12.	Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements – Set forth on the following pages are the consolidating condensed financial statements of (i) Parker Drilling, (ii) its restricted subsidiaries that are guarantors of the Senior Notes, and Convertible Senior Notes (“the Notes”) and (iii) the restricted and unrestricted subsidiaries that are not guarantors of the Notes. The Notes are guaranteed by substantially all of the domestic restricted subsidiaries of Parker Drilling. There are currently no restrictions on the ability of the restricted subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries. Separate financial statements for each guarantor company are not provided as the company complies with the exception to Rule 3-10(a)(1) of Regulation S-X, set forth in sub-paragraph (f) of such rule. All guarantor subsidiaries are directly or indirectly owned 100% by the parent company, all guarantees are full and unconditional and all guarantees are joint and several.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
12.	Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements (continued)

AralParker (a Kazakhstan joint stock company, owned 100 percent by Parker Drilling (Kazakstan), LLC, Casuarina Limited (a wholly-owned captive insurance company), KDN Drilling Limited, Mallard Argentine Holdings, Ltd., Mallard Drilling of South America, Inc., Mallard Drilling of Venezuela, Inc., Parker Drilling Investment Company, Parker Drilling (Nigeria) Limited, Parker Drilling Company (Bolivia) S.A., Parker Drilling Company Kuwait Limited, Parker Drilling Company Limited (Bahamas), Parker Drilling Company of New Zealand Limited, Parker Drilling Company of Sakhalin, Parker Drilling de Mexico S. de R.L. de C.V., Parker Drilling International of New Zealand Limited, Parker Drilling Tengiz, Ltd., PD Servicios Integrales, S. de R.L. de C.V., PKD Sales Corporation, Parker SMNG Drilling Limited Liability Company (owned 50 percent by Parker Drilling Company International, LLC), Parker Drilling Kazakhstan B.V., Parker Drilling AME Limited, Parker Drilling Asia Pacific, LLC, PD International Holdings C.V.,PD Dutch Holdings C.V., PD Selective Holdings C.V., PD Offshore Holdings C.V., Parker Drilling Netherlands B.V., Parker Drilling Dutch B.V., Parker Hungary Rig Holdings Limited Liability Company, Parker Drilling Spain Rig Services, S L, Parker 3Source, LLC, Parker 5272, LLC, Parker Central Europe Rig Holdings Limited Liability Company, Parker Cyprus Leasing Limited, Parker Cyprus Ventures Limited, Parker Drilling International B.V., Parker Drilling Offshore B.V., Parker Drilling Offshore International, Inc., Parker Drilling Overseas B.V., Parker Drilling Russia B.V., Parker Drillsource, LLC, PD Labor Services, Ltd., PD Labor Sourcing, Ltd., and Parker Enex, LLC are all non-guarantor subsidiaries. The Company is providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of March 31, 2009 and December 31, 2008 and for the quarters ended March 31, 2009 and 2008. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	March 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$85,826	$7,466	$55,111	$—	$148,403
Accounts and notes receivable, net	49,523	202,012	151,208	(220,410)	182,333
Rig materials and supplies	—	10,989	19,212	—	30,201
Deferred costs	—	1,644	5,400	—	7,044
Deferred income taxes	9,735	—	—	—	9,735
Other tax assets	78,144	(41,820)	(1,470)	—	34,854
Other current assets	557	13,909	12,226	—	26,692

Total current assets	223,785	194,200	241,687	(220,410)	439,262

Property, plant and equipment, net	79	497,575	209,351	123	707,128
Investment in subsidiaries and intercompany advances	910,363	938,810	(105)	(1,849,068)	—
Investment in and advances to unconsolidated joint venture	—	4,620	(4,620)	—	—
Other noncurrent assets	34,141	17,531	7,240	—	58,912

Total assets	$1,168,368	$1,652,736	$453,553	$(2,069,355)	$1,205,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,000	$—	$—	$—	$9,000
Accounts payable and accrued liabilities	59,348	343,953	101,340	(369,365)	135,276
Accrued income taxes	1,235	3,295	5,829	—	10,359

Total current liabilities	69,583	347,248	107,169	(369,365)	154,635

Long-term debt	437,464	—	—	—	437,464
Other long-term liabilities	10	12,892	6,440	—	19,342
Long-term deferred tax liability	—	88	7,045	—	7,133
Intercompany payables	74,583	583,027	71,299	(728,909)	—
Contingencies (Note 10)	—	—	—	—	—

Stockholders’ equity:
Common stock	19,351	39,899	21,153	(61,052)	19,351
Capital in excess of par value	621,570	997,082	189,756	(1,186,838)	621,570
Retained earnings (accumulated deficit)	(54,193)	(327,500)	50,691	276,809	(54,193)

Total stockholders’ equity	586,728	709,481	261,600	(971,081)	586,728

Total liabilities and stockholders’ equity	$1,168,368	$1,652,736	$453,553	$(2,069,355)	$1,205,302

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	December 31, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$111,324	$9,741	$51,233	$—	$172,298
Accounts and notes receivable, net	51,792	217,435	131,591	(214,654)	186,164
Rig materials and supplies	—	11,518	18,723	—	30,241
Deferred costs	—	2,000	5,804	—	7,804
Deferred income taxes	9,735	—	—	—	9,735
Other tax assets	83,788	(41,008)	(1,856)	—	40,924
Other current assets	549	13,755	11,875	(54)	26,125

Total current assets	257,188	213,441	217,370	(214,708)	473,291

Property, plant and equipment, net	79	465,659	209,686	124	675,548

Investment in subsidiaries and intercompany advances	867,684	1,066,216	(88,992)	(1,844,908)	—

Investment in and advances to unconsolidated joint venture	—	4,620	(4,620)	—	—

Other noncurrent assets	27,607	21,215	8,059	—	56,881

Total assets	$1,152,558	$1,771,151	$341,503	$(2,059,492)	$1,205,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,000	$—	$—	$—	$6,000
Accounts payable and accrued liabilities	53,859	337,464	100,305	(351,230)	140,398
Accrued income taxes	540	4,861	6,729	—	12,130

Total current liabilities	60,399	342,325	107,034	(351,230)	158,528

Long-term debt	435,394	—	—	—	435,394
Other long-term liabilities	10	14,351	7,035	—	21,396
Long-term deferred tax liability	—	1,237	6,993	—	8,230
Intercompany payables	74,583	583,027	71,299	(728,909)	—
Contingencies (Note 10)	—	—	—	—	—

Stockholders’ equity:
Common stock	18,910	39,899	21,153	(61,052)	18,910
Capital in excess of par value	619,561	1,045,727	141,112	(1,186,839)	619,561
Retained earnings (accumulated deficit)	(56,299)	(255,415)	(13,123)	268,538	(56,299)

Total stockholders’ equity	582,172	830,211	149,142	(979,353)	582,172

Total liabilities and stockholders’ equity	$1,152,558	$1,771,151	$341,503	$(2,059,492)	$1,205,720

PARKER DRILLING COMPANY AND SUBSIDIARIES CONSOLIDATING
CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended March 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$122,322	$80,229	$(28,626)	$173,925

Operating expenses	—	86,883	62,918	(28,626)	121,175
Depreciation and amortization	—	20,054	7,070	—	27,124

Total operating gross margin	—	15,385	10,241	—	25,626

General and administration expense (1)	(41)	(12,995)	(24)	—	(13,060)
Gain on disposition of assets, net	—	13	65	—	78

Total operating income (loss)	(41)	2,403	10,282	—	12,644

Other income and (expense):
Interest expense	(8,882)	(11,775)	(103)	12,694	(8,066)
Interest income	10,705	1,657	618	(12,694)	286
Other	(3)	(21)	12	—	(12)
Equity in net earnings of subsidiaries	(8,271)	—	—	8,271	—

Total other income and (expense)	(6,451)	(10,139)	527	8,271	(7,792)

Income (benefit) before income taxes	(6,492)	(7,736)	10,809	8,271	4,852

Income tax expense (benefit):
Current	(504)	3,161	4,081	—	6,738
Deferred	(8,094)	4,051	51	—	(3,992)

Total income tax expense (benefit)	(8,598)	7,212	4,132	—	2,746

Net income (loss)	$2,106	$(14,948)	$6,677	$8,271	$2,106

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES CONSOLIDATING
CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended March 31, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$128,682	$65,905	$(21,309)	$173,278

Operating expenses	1	74,363	52,567	(21,309)	105,622
Depreciation and amortization	—	20,513	5,653	—	26,166

Total operating gross margin	(1)	33,806	7,685	—	41,490

General and administration expense (1)	(80)	(6,584)	(4)	—	(6,668)
Gain (loss) on disposition of assets, net	—	582	(3)	—	579

Total operating income (loss)	(81)	27,804	7,678	—	35,401

Other income and (expense):
Interest expense	(8,021)	(11,786)	(80)	13,050	(6,837)
Interest income	10,689	1,925	804	(13,050)	368
Equity in loss of unconsolidated joint venture, and related charges net of taxes	—	(1,105)	—	—	(1,105)
Other	—	10	50	—	60
Equity in net earnings of subsidiaries	32,223	—	—	(32,223)	—

Total other income and (expense)	34,891	(10,956)	774	(32,223)	(7,514)

Income (loss) before income taxes	34,810	16,848	8,452	(32,223)	27,887

Income tax expense (benefit):
Current	(2,568)	(11,191)	3,116	—	(10,643)
Deferred	14,176	838	314	—	15,328

Income tax expense (benefit)	11,608	(10,353)	3,430	—	4,685

Net income (loss)	$23,202	$27,201	$5,022	$(32,223)	$23,202

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES CONSOLIDATING
CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three months ending March 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$2,106	$(14,948)	$6,677	$8,271	$2,106
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	20,054	7,070	—	27,124
Gain on disposition of assets	—	(13)	(65)	—	(78)
Deferred tax expense (benefit)	(8,094)	4,051	51	—	(3,992)
Expenses not requiring cash	3,907	—	—	—	3,907
Equity in net earnings of subsidiaries	8,271	—	—	(8,271)	—
Change in accounts receivable	2,269	22,509	(19,617)	—	5,161
Change in other assets	6,537	22	133	—	6,692
Change in liabilities	7,685	(20,319)	(3,738)	—	(16,372)

Net cash provided by (used in) operating activities	22,681	11,356	(9,489)	—	24,548

Cash flows from investing activities:
Capital expenditures	—	(47,650)	(3,734)	—	(51,384)
Proceeds from the sale of assets	—	124	45	—	169

Net cash used in investing activities	—	(47,526)	(3,689)	—	(51,215)

Cash flows from financing activities:
Proceeds from draw on revolver credit facility	4,000	—	—	—	4,000
Excess tax cost from stock-based compensation	(1,228)	—	—	—	(1,228)
Intercompany advances, net	(50,951)	33,895	17,056	—	—

Net cash provided by (used in) financing activities	(48,179)	33,895	17,056	—	2,772

Net increase (decrease) in cash and cash equivalents	(25,498)	(2,275)	3,878	—	(23,895)

Cash and cash equivalents at beginning of year	111,324	9,741	51,233	—	172,298

Cash and cash equivalents at end of period	$85,826	$7,466	$55,111	$—	$148,403

PARKER DRILLING COMPANY AND SUBSIDIARIES CONSOLIDATING
CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three months ending March 31, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$23,202	$27,201	$5,022	$(32,223)	$23,202
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	20,513	5,653	—	26,166
Gain/(loss) on disposition of assets	—	(582)	3	—	(579)
Deferred income tax expense	14,176	838	314	—	15,328
Equity in loss of unconsolidated joint venture		1,105	—	—	1,105
Expenses not requiring cash	4,092	—	—	—	4,092
Equity in net earnings of subsidiaries	(32,223)	—	—	32,223	—
Change in accounts receivable	8,498	9,971	(30,954)	—	(12,485)
Change in other assets	(2,242)	(2,751)	(633)	—	(5,626)
Change in liabilities	4,638	(56,993)	17,073	—	(35,282)

Net cash provided by (used in) operating activities	20,141	(698)	(3,522)	—	15,921

Cash flows from investing activities:
Capital expenditures	—	(33,815)	(9,344)	—	(43,159)
Proceeds from the sale of assets	—	1,227	—	—	1,227
Proceeds from insurance settlements	—	—	951		951
Investment in unconslidated joint venture	—	(5,000)	—		(5,000)

Net cash used in investing activities	—	(37,588)	(8,393)	—	(45,981)

Cash flows from financing activities:
Proceeds from draw on revolver credit facility	15,000	—	—	—	15,000
Excess tax cost from stock based compensation	(331)	—	—	—	(331)
Intercompany advances, net	(44,566)	37,809	6,757	—	—

Net cash provided by (used in) financing activities	(29,897)	37,809	6,757	—	14,669

Net decrease in cash and cash equivalents	(9,756)	(477)	(5,158)	—	(15,391)

Cash and cash equivalents at beginning of year	31,326	8,314	20,484	—	60,124

Cash and cash equivalents at end of period	$21,570	$7,837	$15,326	$—	$44,733

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
•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business;

•	inability of the Company to access the credit markets;

•	the U.S. economy and the demand for natural gas;

•	worldwide demand for oil;

•	fluctuations in the market prices of oil and natural gas;

•	imposition of unanticipated trade restrictions;

•	unanticipated operating hazards and uninsured risks;

•	political instability, terrorism or war;

•	governmental regulations, including changes in accounting rules or tax laws or ability to remit funds to the U.S., that adversely affect the cost of doing business;

•	changes in the tax laws that would allow double taxation on foreign sourced income;

•	the outcome of our investigation and the parallel investigations by the Securities and Exchange Commission and the Department of Justice into possible violations of U.S. law, including the Foreign Corrupt Practices Act;

•	adverse environmental events;

•	adverse weather conditions;

•	global health concerns;

DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS (continued)
•	changes in the concentration of customer and supplier relationships;

•	ability of our customers and suppliers to obtain financing for their operations;

•	unexpected cost increases for new construction and upgrade and refurbishment projects;

•	delays in obtaining components for capital projects and in ongoing operational maintenance;

•	shortages of skilled labor;

•	unanticipated cancellation of contracts by operators;

•	breakdown of equipment;

•	other operational problems including delays in start-up of operations;

•	changes in competition;

•	the effect of litigation and contingencies; and

•	other similar factors (some of which are discussed in documents referred to in this Form 10-Q, including the risk factors described in our 2008 Annual Report on Form 10-K and our other reports and filings with the Securities and Exchange Commission).
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
OVERVIEW AND OUTLOOK
Summary
     We reported positive earnings for the first quarter of 2009 in spite of the continued impact of the global economic turmoil and constrained credit markets on energy prices and demand. The U.S. Gulf of Mexico (“GOM”) barge activity continues to be constrained although we have been successful in acquiring a significant share of the business that does exist. Our rental tools business posted strong results even though utilization declined during the first quarter of 2009 from the record highs achieved in 2008. With many long-term contracts secured for our international rig fleet, utilization remains strong, although we have experienced some pricing pressure in this sector.
Overview
     Revenues for the first quarter of 2009 were $173.9 million on par with revenues achieved in the first quarter of 2008 on the strength of increases in our International Drilling and Project Management and Engineering Services segments. Revenues for the U.S. Drilling segment were $9.9 million in the first quarter of 2009 down from $45.9 million in the first quarter of 2008 as both dayrates and utilization have dropped.
     Drilling and rental operating income was $25.6 million for the first quarter of 2009 as compared to $41.5 million for the first quarter of 2008 driven primarily by a $26.1 million decline in the GOM barge drilling margin offset partially by increases in the International Drilling and Project Management and Engineering Services segments.
     Increases in International Drilling operating income of $11.5 million in the first quarter of 2009 as compared to the comparable quarter of 2008 are primarily the result of a higher dayrate for our Caspian Sea barge ($8.2 million), three additional rigs fully operating in the Americas group ($6.3 million), and reduced operating expenses in African and Asia Pacific operations ($7.6 million), offset by loss of revenues related to the change out of equipment in Western Kazakhstan ($4.1 million).
Outlook
     Our outlook for 2009 remains uncertain, tempered by the indeterminable duration of weakened global markets (See Risk Factors). We do believe our strategy, performance and diversification will help us sustain our performance through the downturn and expect to gain the benefits of a leaner operating structure.

OUTLOOK AND OVERVIEW (continued)
Outlook
     We expect utilization in our GOM barge business to increase as the number of prospects in the recent weeks has increased and we have secured work for at least three additional rigs since the end of the first quarter. Our status as the preferred driller in this market has served us well as we continue to be successful in obtaining most of the work that is available, as we have six of the ten operating rigs in this depressed market. Most of the current work is of a short term nature, including workover wells. We expect to maintain our market share in our GOM barge business throughout the year in this depressed market as a result of the quality of our equipment and our performance record.
     Internationally, we expect strong utilization in all regions and better operating results in the CIS/AME region as our equipment issues have been resolved.
     Results for our Rental Tools business are also expected to decline in the short term as the result of lower utilization and increased discounts. The business is expected to maintain high activity in the Bakken and Haynesville shale areas, where drilling has been less affected by current conditions. In addition, we have been supplying equipment to the Marcellus shale region where drilling has increased year-to-year and we will have deepwater and international projects beginning later this year.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008
     We recorded net income of $2.1 million for the three months ended March 31, 2009, as compared to net income of $23.2 million for the three months ended March 31, 2008. Gross margin was $25.6 million for the three months ended March 31, 2009 as compared to $41.5 million for the three months ended March 31, 2008.
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
     The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended March 31,
	2009		2008
		(Dollars in Thousands)
Revenues:
International Drilling	$77,381	44%	$68,740	40%
U.S. Drilling	9,856	6%	45,888	26%
Project Management and Engineering Services	32,054	18%	19,179	11%
Construction Contract	16,745	10%	—	—
Rental Tools	37,889	22%	39,471	23%

Total revenues	$173,925	100%	$173,278	100%

Operating gross margin:
International Drilling gross margin excluding depreciation and amortization (1)	$27,604	36%	$16,119	23%
U.S. Drilling gross margin excluding depreciation and amortization (1)	(3,280)	-33%	24,366	53%
Project Management and Engineering Services gross margin excluding depreciation and amortization (1)	6,160	19%	3,518	18%
Construction Contract excluding depreciation and amortization (1)	831	5%	—	—
Rental Tools gross margin excluding depreciation and amortization (1)	21,435	57%	23,653	60%
Depreciation and amortization	(27,124)		(26,166)

Total operating gross margin (2)	25,626		41,490

General and administration expense	(13,060)		(6,668)
Gain on disposition of assets, net	78		579

Total operating income	$12,644		$35,401

RESULTS OF OPERATIONS (continued)
(1)	Gross margins, excluding depreciation and amortization, are computed as revenues less direct operating expenses, excluding depreciation and amortization expense; gross margin percentages are computed as gross margin, excluding depreciation and amortization, as a percent of revenues. The gross margin amounts, excluding depreciation and amortization, and gross margin percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (“GAAP”). However, we monitor our business segments based on several criteria, including gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

			Project
			Management
			and
	International		Engineering	Construction
	Drilling	U.S. Drilling	Services	Contract	Rental Tools
	(Dollars in Thousands)
Three Months Ended March 31, 2009
Drilling and rental operating income (2)	$15,912	$(10,458)	$6,160	$831	$13,181
Depreciation and amortization	11,692	7,178	—	—	8,254

Drilling and rental gross margin excluding depreciation and amortization	$27,604	$(3,280)	$6,160	$831	$21,435

Three Months Ended March 31, 2008
Drilling and rental operating income (2)	$5,759	$15,673	$3,518	$—	$16,540
Depreciation and amortization	10,360	8,693	—	—	7,113

Drilling and rental gross margin excluding depreciation and amortization	$16,119	$24,366	$3,518	$—	$23,653

(2)	Gross margin (operating) — revenues less direct operating expenses, including depreciation and amortization expense.
International Drilling Segment
     This segment’s revenues increased $8.6 million to $77.4 million during the current quarter when compared to the first quarter of 2008.
     Revenues in our Americas region increased by $5.4 million mainly due to an additional three rigs being fully operational during the current quarter as two were rigging up during the comparable quarter and one other became operational later in 2008. Revenues in our CIS region increased by $7.3 million primarily attributable to a higher dayrate for our barge rig operating in the Caspian Sea. In our Asia Pacific region, revenues decreased $3.6 million due to lower utilization.
     International operating gross margin, excluding depreciation and amortization, increased $11.5 million to $27.6 million during the current quarter of 2009 as compared to the first quarter of 2008. The improved margins are attributable to the above mentioned increase in revenues and lower operating expenses in our Africa-Middle East and Asia-Pacific regions being partially offset by decreased revenue due to the change out of equipment in Western Kazakhstan.
U.S. Drilling Segment
     Revenues for this segment decreased $36.0 million to $9.9 million for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008. The decrease in revenues was primarily due to the market downturn which caused utilization for the U.S. barges to drop to 25 percent for the current quarter as compared 77 percent in the same period in 2008.
     As a result of the above mentioned factors, gross margin, excluding depreciation and amortization, decreased $27.6 million to a negative $3.3 million when compared to the first quarter of 2008.

RESULTS OF OPERATIONS (continued)
Project Management and Engineering Services Segment
     Revenues for this segment increased $12.0 million during the current quarter as compared to the first quarter of 2008. This increase was the result of higher revenues for our Kuwait and Sakhalin project management operations ($1.4 million and $8.8 million, respectively) and an increase of $2.6 million related to a Front End Engineering Design (“FEED”) study for our Arkutun Dagi project. Project management and engineering services do not incur depreciation and amortization, and as such, operating gross margin for this segment increased $2.4 million in the current period as compared to the prior period due to the revenue increase discussed above.
Construction Contract Segment
     Revenues from the construction of the extended-reach drilling rig for use in the Alaskan Beaufort Sea were $16.7 million for the first quarter of 2009. This project is a cost plus fixed fee contract. Operating gross margin for the EPCI project was $0.8 million based on the percentage of completion of the contract.
Rental Tools Segment
     Rental tools revenues decreased $1.6 million to $37.9 million during the current quarter as compared to the first quarter of 2008.
     Rental tools operating gross margins, excluding depreciation and amortization, decreased $2.2 million to $21.4 million for the current quarter as compared to the first quarter of 2008. The gross margin decrease relates directly to the decrease in revenues mentioned above.
Other Financial Data
     Gain on asset dispositions for the first quarter of 2009 and 2008 was insignificant as a result of minor asset sales during each period. Interest expense increased $1.3 million during the current quarter as compared to the first quarter of 2008 as additional borrowings during 2008 led to a higher level of outstanding debt. Interest income remained relatively unchanged on a comparative basis. General and administration expense increased $6.4 million as compared to the first quarter of 2008 due primarily to higher legal and professional fees associated with the ongoing DOJ and SEC investigations into the customs agent discussed in Note 10 in the notes to the unaudited consolidated condensed financial statements.
     Income tax expense was $2.7 million for the first quarter of 2009, as compared to income tax expense of $4.7 million for the first quarter of 2008. Income tax for the first quarter of 2008 includes a benefit of $13.4 million of FIN 48 interest and foreign currency exchange rate fluctuations related to our settlement of interest related to our Kazakhstan tax case (see Note 8 – Kazakhstan Tax Case) and a valuation allowance of $4.1 million related to a Papua New Guinea deferred tax asset.
     Depreciation expense benefited by $4.1 million due to a change in accounting estimate to extend the useful life of certain long-lived assets for depreciation purposes. We extended useful lives of these long-lived assets based on our review of their service lives, technological improvements in the assets, and recent changes to our refurbishment and maintenance practices which helped to extend the lives.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     As of March 31, 2009, we had cash and cash equivalents of $148.4 million, a decrease of $23.9 million from December 31, 2008. The primary sources of cash for the three-month period ended March 31, 2009 as reflected on the consolidated condensed statements of cash flows were $24.5 million provided by operating activities and proceeds of $4.0 million from draws on our credit facilities. The primary use of cash was $51.4 million for capital expenditures. Major capital expenditures for the period included $17.5 million on the construction of two new Alaska rigs and $17.2 million for tubulars and other tools for Rental Tools.
     As of March 31, 2008, we had cash and cash equivalents of $44.7 million, a decrease of $15.4 million from December 31, 2007. The primary sources of cash for the three-month period ended March 31, 2008 as reflected on the consolidated condensed statements of cash flows were $15.9 million provided by operating activities, proceeds of $15.0 million from a draw on our revolver and net proceeds of $2.2 million from the sale of assets and insurance proceeds. The primary uses of cash were $43.2 million for capital expenditures and a $5.0 million investment in our unconsolidated joint venture. Major capital expenditures for the period included $30.9 million on construction of new land rigs and upgrades to existing rigs and $12.3 million for tubulars and other rental tools for Quail Tools.
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
     The 2008 Credit Facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Revolving loans are available under the 2008 Credit Facility subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and eligible rental equipment of the Company and its subsidiary guarantors. As of March 31, 2009, there were $17.7 million in letters of credit outstanding, $50.0 million outstanding on the Term Loan Facility and $62.0 million outstanding on the Revolving Credit Facility. As of March 31, 2009, the amount drawn represents nearly 100 percent of the capacity of the Revolving Credit Facility. The Term Loan will begin amortizing on September 30, 2009 at equal installments of $3.0 million per quarter. On January 30, 2009, Lehman Commercial Paper, Inc. assigned its obligations under the 2008 Credit Facility to Trustmark National Bank. Upon assignment, Trustmark National Bank fully funded Lehman Commercial Paper, Inc.’s commitments, including an additional $4.0 million that Lehman Commercial Paper, Inc. did not fund in October 2008, therefore, increasing our borrowings under the Revolving Credit Facility to $62.0 million. The Company expects to use the drawn amounts over the next twelve months to fund construction of two new rigs for work in Alaska. Although the credit crisis may affect certain customers’ ability to pay, the Company has not experienced significant delays in payments from customers as a result of the current credit crisis. The Company anticipates it has sufficient liquidity to meet its expected capital expenditures and manage any delays in collection of receivables, should they occur.

RESULTS OF OPERATIONS (continued)
Financing Activity (continued)
     We had total long-term debt, including current portion, of $446.5 million as of March 31, 2009, which consists of:
•	$125.0 million aggregate principal amount of Convertible Senior Notes at a coupon rate of 2.125 percent, which are due July 15, 2012 net of $18.4 million in unamortized debt discount;

•	$225.0 million aggregate principal amount of 9.625 percent Senior Notes, which are due October 1, 2013 plus an associated $2.9 million in unamortized debt premium; and,

•	$112.0 million drawn against our 2008 Credit Facility, including $62.0 million on our Revolving Credit Facility and $50.0 million on our Term Loan Facility, $9.0 million of which is classified as short term.
     As of March 31, 2009, we had approximately $148.7 million of liquidity which was comprised of $148.4 million of cash and cash equivalents on hand and $0.3 million of availability under the Revolving Credit Facility. We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements nor guarantees of third-party financial obligations. We have no energy or commodity contracts.
     In July 2008, we entered into a contract with BP for five-year drilling contracts that will require a subsidiary to construct and operate two new rigs for development drilling on the North Slope of Alaska. The cost of construction of the two new rigs will be funded partially by the above-mentioned draws on our 2008 Credit Facility.
     The following table summarizes our future contractual cash obligations as of March 31, 2009:

		Less than			More than
	Total	1 Year	Years 2-3	Years 4-5	5 Years
		(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$400,000	$9,000	$21,000	$370,000	$—
Long-term debt — interest (1)	119,103	28,118	54,943	36,042	—
Operating leases (2)	8,350	4,665	2,676	1,009	—
Purchase commitments (3)	30,318	30,318	—	—	—

Total contractual obligations	$557,771	$72,101	$78,619	$407,051	$—

Commercial commitments:
Long-term debt -
Revolving credit facility (4)	$62,000	$—	$—	$62,000	$—
Standby letters of credit (4)	17,728	17,728	—	—	—

Total commercial commitments	$79,728	$17,728	$—	$62,000	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.625 percent Senior Notes and the 2.125 percent Convertible Senior Notes as well as $50.0 million of term loans drawn on our new Credit Facility. The remaining unamortized premium of $2.9 million on the 9.625 percent Senior Notes and unamortized discount of $18.4 million on the 2.125% Convertible Senior Notes are not included in the contractual cash obligations schedule.

(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3)	We have purchase commitments outstanding as of March 31, 2009, related to rig upgrade projects and new rig construction.

(4)	We have a $130 million credit agreement of which $80.0 million is a revolving credit facility. As of March 31, 2009, we had drawn down $62.0 million under the revolving credit facility and $17.7 million of availability has been used to support letters of credit that have been issued. The revolving credit facility expires May 14, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risk faced by us from those reported in our 2007 Annual Report on Form 10-K filed with the SEC. For more information on market risk, see Part II, Items 7 and 7A in our 2008 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures – We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We performed evaluations under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2009.
     Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For information regarding legal proceedings, see Note 10, “Contingencies,” in Item 1 of Part I of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.
ITEM 1A. RISK FACTORS
     There have been no material changes in risk factors involving the Company or its subsidiaries from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Total Number of	Average Price
Date	Shares Purchased	Paid Per Share
March 6, 2009	21,304	$1.40
March 9, 2009	23,959	$1.39
March 20, 2009	23,005	$1.82
March 24, 2009	392	$2.00
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Annual Meeting of Stockholders held on April 21, 2009, there were represented in person or by proxy, 100,338,311 shares out of 115,062,733 entitled to vote as of February 27, 2009, the record date, constituting a quorum.
The two matters voted upon at the Annual Meeting were:
1.	Election of Directors: The Stockholders elected two Class I directors to the board of directors of Parker Drilling Company to serve for a three-year term, until 2012:

R. Rudolph Reinfrank

Votes cast in favor:	97,760,671
Votes withheld:	2,577,640

Robert W. Goldman

Votes cast in favor:	97,838,230
Votes withheld:	2,500,081
2.	Election of independent registered public accountants: KPMG LLP was approved as the independent registered public accountants for 2009 with:

Votes cast in favor:	98,288,136
Votes against:	1,810,778
Abstain:	239,397
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     (a) Exhibits: The following exhibits are filed or furnished as a part of this report:

Exhibit
Number	Description

10.1	Separation Agreement and Release between Parker Drilling Company and Ronald C. Potter dated March 27, 2009

10.2	Consulting Agreement between Parker Drilling Company and Ronald C. Potter dated March 27, 2009

31.1	Section 302 Certification – Chairman and Chief Executive Officer

31.2	Section 302 Certification – Senior Vice President and Chief Financial Officer

32.1	Section 906 Certification – Chairman and Chief Executive Officer

32.2	Section 906 Certification – Senior Vice President and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER DRILLING COMPANY
Date: May 8, 2009	By:	/s/ Robert L. Parker Jr.
Robert L. Parker Jr.
Chairman and Chief Executive Officer

	By:	/s/ W. Kirk Brassfield
W. Kirk Brassfield
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Separation Agreement and Release between Parker Drilling Company and Ronald C. Potter dated March 27, 2009.

10.2	Consulting Agreement between Parker Drilling Company and Ronald C. Potter dated March 27, 2009.

31.1	Section 302 Certification – Chairman and Chief Executive Officer

31.2	Section 302 Certification – Senior Vice President and Chief Financial Officer

32.1	Section 906 Certification – Chairman and Chief Executive Officer

32.2	Section 906 Certification – Senior Vice President and Chief Financial Officer