Form 10-K/A
period 2008-12-31
PARKER DRILLING CO /DE/
filed 2009-06-05
CIK 76321

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

		PAGE

PART IV
Item 15.	Exhibits and Financial Statement Schedules	1
Signatures		7
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K (the “Original Annual Report”) for the year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2009. We are filing this Amendment to include in Part IV, Item 15 (a) Report of Independent Registered Public Accounting Firm relating to the financial statement schedule, which Report was inadvertently omitted from the Original Annual Report.

We have included as exhibits to this Amendment new certifications of our chief executive officer and chief financial officer.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements of Parker Drilling Company and subsidiaries which are included in Part II, Item 8:

(2) Financial Statement Schedule:

Report of KPMG LLP — Independent Registered Public Accounting Firm	5
Schedule II — Valuation and qualifying accounts	6

(3) Exhibits:

EXHIBIT
NUMBER		DESCRIPTION

3(a)	—	Restated Certificate of Incorporation of the Company, as amended on May 16, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the period ended September 20, 2007).
3(b)	—	By-Laws of the Company, as amended on January 31, 2003 (incorporated by reference to the Company’s Form 10-K/A dated September 25, 2003).
4(a)	—	Rights Agreement dated as of July 14, 1998, between the Company and Norwest Bank Minnesota, N.A., as rights agent (incorporated by reference to Form 8-A filed July 15, 1998).
4(b)	—	Amendment No. 1 to the Rights Agreement dated September 22, 1998, between the Company and Norwest Bank Minnesota, N.A., as rights agent (incorporated by reference to Exhibit 3(a) of Form 10-K dated March 17, 2003).
4(c)	—	Indenture dated as of October 10, 2003 between the Company, as issuer, certain Subsidiary Guarantors (as defined therein) and JPMorgan Chase Bank, as Trustee, respecting the 9.625% Senior Notes due 2013 (incorporated by reference to the Company’s S-4 Registration Statement No. 333-110374 dated November 10, 2003).
4(d)	—	Credit Agreement among Parker Drilling Company, as Borrower, the Several Lenders Parties thereto, Lehman Brothers, Inc., as Sole Advisor, Sole Lead Arranger and Sole Bookrunner, Bank of America, N.A., as Syndication Agent and Lehman Commercial Paper, Inc. as Administrative Agent dated December 20, 2004 (incorporated by reference to Exhibit 99.1 to Form 8-K dated December 27, 2004).
4(e)	—	First Amendment to the Credit Agreement dated December 20, 2004 among Parker Drilling Company, as Borrower, the Several Lenders Parties thereto, Lehman Brothers, Inc., as Sole Advisor, Sole Lead Arranger and Sole Bookrunner, Bank of America, N.A., as Syndication Agent and Lehman Commercial Paper, Inc., as Administrative Agent dated March 1, 2006 (incorporated by reference to Exhibit 4(j) to Form 10-K, dated March 10, 2006).

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

EXHIBIT
NUMBER		DESCRIPTION

4(f)	—	Second Amendment to the Credit Agreement dated December 20, 2004 among Parker Drilling, as Borrower, the Several Lenders Parties thereto, Lehman Brothers, Inc., as Sole Advisor, Sole Lead Arranger and Sole Bookrunner, Bank of America, N.A., as Syndication Agent dated February 9, 2007 (incorporated by reference to Exhibit 10(c) to annual report on Form 10-K for the year ended December 31, 2006).
4(g)	—	Indenture dated as of September 2, 2004, between the Company and JP-Morgan Chase Bank, as trustee, respecting the $150.0 million Senior Floating Rate Notes due 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated September 7, 2004).
4(h)	—	Indenture, dated as of July 5, 2007, among Parker Drilling Company, the guarantors from time to time party thereto, and The Bank of New York Trust Company, N.A., with respect to the 2.125% Convertible Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 5, 2007).
4(i)	—	Form of 2.125% Convertible Senior Note due 2013 (included in Exhibit 4(h)).
4(j)	—	Amended and Restated Credit Agreement, dated as of September 20, 2007, among Parker Drilling Company, as Borrower, the several lenders from time to time thereto, Lehman Brothers Inc., as Sole Advisor, Sole Lead Arranger and Sole Bookrunner, Bank of America N.A., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to report on Form 8-K dated September 25, 2007).
4(k)	—	Credit Agreement, dated as of May 15, 2008, among Parker Drilling Company, as Borrower, , Bank of America, N.A., as Administrative Agent and L/C Issuer, the several banks and other financial institutions or entities from time to time parties thereto, ABN AMRO BANK N.V., as Documentation Agent, and Banc of America Securities LLC and Lehman Brothers Inc., as Joint Lead Arrangers and Book Managers (incorporated by reference to Exhibit 10.1 to the report on Form 8-K dated May 21, 2008.
10(a)	—	Amended and Restated Parker Drilling Company Stock Bonus Plan, effective as of January 1, 1999 (incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999).†
10(b)	—	Parker Drilling Company Incentive Compensation Plan, dated December 17, 2008, and effective January 1, 2008.†*
10(c)	—	1994 Parker Drilling Company Limited Deferred Compensation Plan (incorporated herein by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended August 31, 1995).†
10(d)	—	1994 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10(i) to Annual Report on Form 10-K for the year ended August 31, 1995).†
10(e)	—	1994 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10(j) to Annual Report on Form 10-K for the year ended August 31, 1995).†
10(f)	—	Parker Drilling Company and Subsidiaries 1991 Stock Grant Plan (incorporated by reference to Exhibit 10(c) to Form 10-K dated November 2, 1992).†
10(g)	—	Third Amended and Restated Parker Drilling 1997 Stock Plan effective July 24, 2002 (incorporated herein by reference to Exhibit 10(e) to Annual Report on Form 10-K dated March 20, 2003).†
10(h)	—	2005 Long Term Incentive Plan (“2005 LTIP”) (incorporated by reference to the Company’s 2005 Proxy Statement dated March 22, 2005).†
10(i)	—	First Amendment to the 2005 LTIP (incorporated by reference to the Company’s 2008 Proxy Statement dated March 21, 2008).†
10(j)	—	Second Amendment to the 2005 LTIP, dated December 13, 2008.†*
10(k)	—	Form of Indemnification Agreement entered into between Parker Drilling Company and each director and executive officer of Parker Drilling Company, dated on or about October 15, 2002 (incorporated by reference to Exhibit 10(g) to Form 10-K dated March 12, 2004).†

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

EXHIBIT
NUMBER		DESCRIPTION

10(l)	—	Form of Employment Agreement entered into between Parker Drilling Company and certain executive and other officers of Parker Drilling Company, (incorporated by reference to Exhibit 10(h) to Form 10-K dated March 17, 2003).†
10(m)	—	Form of Stock Option Award Agreement to the Third Amended and Restated Parker Drilling 1997 Stock Plan (incorporated by reference to Exhibit 10(m) to Form 10-K dated March 14, 2005).†
10(n)	—	Form of Stock Grant Award Agreement to the Third Amended and Restated Parker Drilling 1997 Stock Plan (incorporated by reference to Exhibit 10(n) to Form 10-K dated March 14, 2005).†
10(o)	—	Form of Restricted Stock Award Agreement under the 2005 LTIP (incorporated by reference to Exhibit 10.2 to Form 8-K dated May 1, 2005).†
10(p)	—	Form of Performance Based Restricted Stock Award Agreement under the 2005 LTIP (incorporated by reference to Exhibit 10.3 to Form 8-K dated May 1, 2005).†
10(q)	—	Form of Lease Agreement between Parker Drilling Management Services, Inc. entered into by the Robert L. Parker Sr. Family Limited Partnership and Robert L. Parker Jr. dated January 1, 2004 (incorporated by reference to Exhibit 10(a) to the Form 10-Q dated August 6, 2004).†
10(r)	—	Form of Personnel Services Contract between Parker Drilling Management Services, Inc. and the Robert L. Parker Sr. Family Limited Partnership and Robert L. Parker Jr. dated January 1, 2004 (incorporated by reference to Exhibit 10(b) to the Form 10-Q dated August 6, 2004).†
10(s)	—	Consulting Agreement between Parker Drilling Company and Robert L. Parker Sr. dated April 12, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 12, 2006).†
10(t)	—	Amendment to Consulting Agreement between Parker Drilling Company and Robert L. Parker Sr., dated April 12, 2008.†*
10(u)	—	Termination of Split Dollar Life Insurance Agreement between Parker Drilling Company, Robert L. Parker Sr., and Robert L. Parker Sr. and Catherine Mae Parker Family Trust under Indenture dated the 23rd day of July 1993, dated April 12, 2006 (incorporated by reference to Exhibit 10.2 to the Form 8-K dated April 12, 2006).†
10(v)	—	Confirmation of Convertible Bond Hedge Transaction, dated as of June 28, 2007, by and between Parker Drilling Company and Bank of America, N.A (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2007).
10(w)	—	Confirmation of Convertible Bond Hedge Transaction, dated as of June 28, 2007, by and between Parker Drilling Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 5, 2007).
10(x)	—	Confirmation of Convertible Bond Hedge Transaction, dated as of June 28, 2007, by and between Parker Drilling Company and Lehman Brothers OTC Derivatives Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 5, 2007).
10(y)	—	Confirmation of Issuer Warrant Transaction dated as of June 28, 2007, by and between Parker Drilling Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 5, 2007).
10(z)	—	Confirmation of Issuer Warrant Transaction, dated as of June 28, 2007, by and between Parker Drilling Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 5, 2007).
10(aa)	—	Confirmation of Issuer Warrant Transaction dated as of June 28, 2007, by and between Parker Drilling Company and Lehman Brothers OTC Derivatives Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 5, 2007).
10(bb)	—	Amendment to Confirmation of Issuer Warrant Transaction dated as of June 29, 2007, by and between Parker Drilling Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 5, 2007).
10(cc)	—	Amendment to Confirmation of Issuer Warrant Transaction, dated as of June 29, 2007, by and between Parker Drilling Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

EXHIBIT
NUMBER		DESCRIPTION

10(dd)	—	Amendment to Confirmation of Issuer Warrant Transaction, dated as of June 29, 2007, by and between Parker Drilling Company and Lehman Brothers OTC Derivatives Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 5, 2007).
21	—	Subsidiaries of the Registrant.*
23.1	—	Consent of KPMG LLP — Independent Registered Public Accounting Firm.*
23.2	—	Consent of PricewaterhouseCoopers LLP — Independent Registered Public Accounting Firm.*
31.1	—	Robert L. Parker Jr., Chairman and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.**
31.2	—	W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d-14(a) Certification.**
32.1	—	Robert L. Parker Jr., Chairman and Chief Executive Officer, Section 1350 Certification.**
32.2	—	W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Section 1350 Certification.**

†	- Management Contract, Compensatory Plan or Agreement.

*	- Filed as an Exhibit to our original report on Form 10-K for the year ended December 31, 2008, filed March 2, 2009.

**	- Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Parker Drilling Company:

Under date of February 26, 2009, we reported on the consolidated balance sheets of Parker Drilling Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Company’s Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. The accompanying consolidated financial statements of Parker Drilling Company and subsidiaries as of December 31, 2006 and for the year then ended, were audited by other auditors whose report thereon dated February 28, 2007, expressed an unqualified opinion on those statements, before the recasted adjustments described in Note 1 and Note 12 to the consolidated financial statements.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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
Robert L. Parker Jr.
Chairman, Chief Executive Officer and Director

Date: June 5, 2009

INDEX TO EXHIBITS

EXHIBIT
NUMBER		DESCRIPTION

10(b)	—	Parker Drilling Company Incentive Compensation Plan dated December 17, 2008, and effective January 1, 2008.†*
10(j)	—	Second Amendment to the 2005 LTIP, dated December 13, 2008.†*
10(t)	—	Amendment to Consulting Agreement between Parker Drilling Company and Robert L. Parker Sr. dated April 12, 2008.†*
21	—	Subsidiaries of the Registrant.*
23.1	—	Consent of KPMG LLP — Independent Registered Public Accounting Firm.*
23.2	—	Consent of PricewaterhouseCoopers LLP — Independent Registered Public Accounting Firm.*
31.1	—	Robert L. Parker Jr., Chairman and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.**
31.2	—	W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d-14(a) Certification.**
32.1	—	Robert L. Parker Jr., Chairman and Chief Executive Officer, Section 1350 Certification.**
32.2	—	W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Section 1350 Certification.**

†	- Management Contract, Compensatory Plan or Agreement.

*	- Filed as an Exhibit to our original report on Form 10-K for the year ended December 31, 2008, filed March 2, 2009.

**	- Filed herewith.