Form 10-Q
period 2009-06-30
PARKER DRILLING CO /DE/
filed 2009-08-07
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended JUNE 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 1-7573
PARKER DRILLING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	73-0618660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5 Greenway Plaza, Suite 100, Houston, Texas 77046
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2009, 116,031,412 common shares were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,583	$172,298
Accounts and notes receivable, net	189,228	186,164
Rig materials and supplies	28,551	30,241
Deferred costs	6,472	7,804
Deferred income taxes	9,735	9,735
Other tax assets	32,957	40,924
Other current assets	38,577	26,125

Total current assets	400,103	473,291

Property, plant and equipment less accumulated depreciation of $763,155 at June 30, 2009 and $712,688 at December 31, 2008	710,843	675,548

Deferred income taxes	27,991	22,956

Other noncurrent assets	33,765	33,925

Total assets	$1,172,702	$1,205,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,000	$6,000
Accounts payable and accrued liabilities	116,106	140,398
Accrued income taxes	10,614	12,130

Total current liabilities	138,720	158,528

Long-term debt	415,558	435,394
Other long-term liabilities	18,853	21,396
Long-term deferred tax liability	8,192	8,230
Contingencies (Note 10)	—	—
Stockholders’ equity:
Noncontolling interest	—	—
Common stock	19,347	18,910
Capital in excess of par value	621,834	619,561
Accumulated deficit	(49,802)	(56,299)

Total stockholders’ equity	591,379	582,172

Total liabilities and stockholders’ equity	$1,172,702	$1,205,720

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
International Drilling	$79,279	$77,919	$156,660	$146,659
U.S. Drilling	12,889	49,368	22,745	95,256
Project Management and Engineering Services	23,891	28,951	55,945	48,130
Construction Contract	77,572	20,080	94,317	20,080
Rental Tools	28,160	40,412	66,049	79,883

Total revenues	221,791	216,730	395,716	390,008

Operating expenses:
International Drilling	48,887	56,612	98,664	109,233
U.S. Drilling	11,628	22,130	24,764	43,652
Project Management and Engineering Services	18,283	24,707	44,177	40,368
Construction Contract	74,000	19,050	89,914	19,050
Rental Tools	12,752	16,030	29,206	31,848
Depreciation and amortization	28,951	28,166	56,075	54,332

Total operating expenses	194,501	166,695	342,800	298,483

Total operating gross margin	27,290	50,035	52,916	91,525

General and administration expense	(11,126)	(8,481)	(24,186)	(15,149)
Provision for reduction in carrying value of certain assets	—	—	—	—
Gain on disposition of assets, net	704	636	782	1,215

Total operating income	16,868	42,190	29,512	77,591

Other income and (expense):
Interest expense	(7,504)	(7,045)	(15,570)	(13,882)
Interest income	174	370	460	738
Equity in loss of unconsolidated joint venture and related charges, net of tax	—	—	—	(1,105)
Other	(68)	144	(80)	204

Total other income and (expense)	(7,398)	(6,531)	(15,190)	(14,045)

Income before income taxes	9,470	35,659	14,322	63,546
Income tax (benefit) expense:
Current	6,161	9,488	12,899	(1,155)
Deferred	(1,082)	4,274	(5,074)	19,602

Total income tax expense	5,079	13,762	7,825	18,447

Net income	4,391	21,897	6,497	45,099
Net income attributable to noncontrolling interest	—	—	—	—

Net income attributable to Parker Drilling	$4,391	$21,897	$6,497	$45,099

Basic earnings per share:
Net income	$0.04	$0.20	$0.06	$0.41
Diluted earnings per share:
Net income	$0.04	$0.19	$0.06	$0.40
Number of common shares used in computing earnings per share
Basic	113,180,858	111,422,969	112,723,230	110,984,640
Diluted	114,757,123	112,495,655	114,107,675	112,023,524
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$6,497	$45,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,075	54,332
Gain on disposition of assets	(782)	(1,215)
Equity loss in unconsolidated joint venture and related charges, net of tax	—	1,105
Deferred income tax expense	(5,074)	19,602
Expenses not requiring cash	5,947	5,929
Change in accounts receivable	(809)	(10,377)
Change in other assets	(2,247)	(4,393)
Change in liabilities	(26,582)	(30,705)

Net cash provided by operating activities	33,025	79,377

Cash flows from investing activities:
Capital expenditures	(93,978)	(89,531)
Proceeds from the sale of assets	950	2,487
Proceeds from insurance settlements	—	951
Investment in unconsolidated joint venture	—	(5,000)

Net cash used in investing activities	(93,028)	(91,093)

Cash flows from financing activities:
Proceeds from draw on term note facility	—	35,000
Proceeds from draw on revolver credit facility	4,000	15,000
Paydown on revolver credit facility	(20,000)	(35,000)
Proceeds from stock options exercised	101	1,861
Excess tax cost from stock based compensation	(1,813)	380

Net cash provided (used) by financing activities	(17,712)	17,241

Net decrease in cash and cash equivalents	(77,715)	5,525
Cash and cash equivalents at beginning of year	172,298	60,124

Cash and cash equivalents at end of period	$94,583	$65,649

Supplemental cash flow information:
Interest paid	$15,038	$13,917
Income taxes paid	$13,295	$24,489
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.	General — In the opinion of the management of Parker Drilling Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of June 30, 2009 and December 31, 2008, (2) the results of operations for the three and six months ended June 30, 2009 and 2008, and (3) cash flows for the six months ended June 30, 2009 and 2008. Results for the six months ended June 30, 2009 are not necessarily indicative of the results that will be realized for the year ending December 31, 2009. The financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

Stock-Based Compensation — Total stock-based compensation expense recognized under SFAS No. 123R for the three and six month periods ended June 30, 2009 and for the three and six month periods ended June 30, 2008 was $1.0 million and $2.8 million and $1.9 million and $3.9 million, respectively, all of which was related to restricted stock plan expense. Stock-based compensation expense is included in our consolidated condensed income statement in both “General and administration expense” and “operating expense.” There were no unvested stock options at June 30, 2009. The Company had 245,300 outstanding and exercisable stock options as of June 30, 2009, the aggregate intrinsic value of which was negligible, with a weighted average exercise price of $2.99. Unvested restricted stock awards at December 31, 2008 and June 30, 2009 were 1,458,716 shares and 2,616,828 shares, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $3.8 million as of December 31, 2008 and $3.6 million as of June 30, 2009. The remaining unrecognized compensation cost related to unamortized restricted stock awards will be amortized over a weighted-average vesting period of approximately one year.

For the six months ended June 30, 2009, the restricted stock vestings resulted in a tax benefit that was less than the deferred tax asset previously recognized. As a result, a shortfall of $1.8 million for the six months was offset against additional paid in capital in accordance with SFAS 123R.

Convertible Senior Notes, including call options and warrants — In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). The FSP requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), commonly referred to as Instrument C under EITF issue No. 90-19, “Convertible Bonds With Issuer Options to Settle for Cash upon Conversion,” be separated to account for the fair value of the debt and equity components as of the date of issuance to reflect the issuer’s non-convertible debt borrowing rate. The FSP is effective for financial periods beginning after December 15, 2008 and is applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in SFAS 154, “Accounting Changes and Error Corrections.”

The adoption of the FSP on January 1, 2009 impacted the treatment of the Company’s 2.125 percent convertible senior notes due 2012, by reclassifying a portion of the convertible note balances to additional paid in capital for the estimated fair value of the conversion feature at the date of issuance and creating a discount on the convertible notes that will be amortized through interest expense over the life of the convertible notes. The Company’s non-convertible debt borrowing rate at the date of issuance (July 2007) was 7.25 percent and, accordingly, adoption of the FSP resulted in a significant increase in interest expense, and reduced net income and basic earnings per share in the Company’s consolidated condensed financial statements. Upon adoption, the Company restated its “Accumulated deficit” balance by approximately $6.8 million to reflect the additional interest expense from issuance on July 5, 2007 through December 31, 2008 and reduced “Convertible senior notes” by $19.7 million, reflecting the issuance of the notes at a discount and including amortization of the discount from the transaction date through the adoption date. The Company’s “Paid in capital” balance increased by $26.5 million, reflecting the equity portion of the initial transaction. A deferred tax asset provision of $10.6 million was also established upon initial adoption of the FSP with a corresponding reduction in “Paid in capital.” This provision was then reduced by $2.7 million with the offset to “Accumulated deficit” to reflect the benefit associated with the additional interest recorded from July 2007 to December 31, 2008. See the tables below for changes to the relevant 2008 financials.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
1.	General (continued)

Balance Sheet

			Restated
(In thousands)	December 31, 2008	Adjustments	December 31, 2008
ASSETS
Deferred income taxes	30,867	(7,911)	22,956

Total assets	$1,213,631		$1,205,720

LIABILITIES AND STOCKHOLDERS’ EQUITY

Long-term debt	455,073	(19,679)	435,394

Capital in excess of par	603,731	15,830	619,561
Accumulated deficit	(52,237)	(4,062)	(56,299)

Total liabilities and stockholders’ equity	$1,213,631		$1,205,720

Statement of Operations

			Restated
	Three months ended		Three months ended
(In thousands)	June 30, 2008	Adjustments	June 30, 2008

Other income and (expense):
Interest expense	(5,876)	(1,169)	(7,045)

Income tax (benefit) expense:
Deferred	4,744	(470)	4,274

Net income	$22,596		$21,897

			Restated
	Six months ended		Six months ended
	June 30, 2008	Adjustments	June 30, 2008

Other income and (expense):
Interest expense	(11,566)	(2,316)	(13,882)

Income tax (benefit) expense:
Deferred	20,533	(931)	19,602

Net income	$46,484		$45,099

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
1.	General (continued)

The maturity date of the notes (July 15, 2012) is the expected life of the liability due to the current market value of the Company’s stock which is significantly lower than the note conversion price of $13.85 per share. The 7.25 percent cost of non-convertible debt was calculated for use in our decision model at the time that the convertible notes were issued in July 2007. Using 7.25 percent, the fair value of the notes was calculated to be $98.5 million and the discount on the notes $26.5 million. Interest expense for the second quarter and first six months of 2009 was increased by $1.3 million and $2.5 million, respectively to reflect the fair value increment calculated as the amortization of the debt discount, using the effective interest rate method. In addition, $0.7 million of interest expense was recognized during the current quarter for the contractual interest coupon on these convertible notes.

Property, Plant and Equipment - In the first quarter 2009, we implemented a change in accounting estimate to more accurately reflect the useful life of some of the long-lived assets in our U.S. Drilling and International Drilling segments. This resulted in an approximate $8.0 million reduction in depreciation expense in the first six months of 2009. We extended the useful lives of these long-lived assets based on our review of their service lives, technological improvements in the asset, and recent changes to our refurbishment and maintenance practices which helped to extend the lives.

Non-Controlling Interest — In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidating Financial Statements” (“SFAS No. 160”). SFAS No. 160 provides enhanced guidance related to the disclosure of information regarding noncontrolling interests in a subsidiary and their effect on the company. This Statement, together with the International Accounting Standards Board’s (“IASB”) International Accounting Standards 27, “Consolidated and Separate Financial Statements,” (“IAS No. 27”) concludes a joint effort by the FASB and IASB to improve the accounting for and reporting of noncontrolling interests in consolidated financial statements and promotes international convergence of accounting standards. For the Company, SFAS No. 160 is effective January 1, 2009. The Company did not apply the disclosure provisions of SFAS No. 160 as the information regarding noncontrolling interests in a subsidiary is immaterial to the consolidated condensed financial statements.

Construction Contract — Historically the Company has primarily constructed drilling rigs for its own use. In some instances, however, the Company enters into contracts to design, construct, deliver and commission a rig for a major customer. In 2008, we were awarded a cost reimbursable, fixed fee contract to construct, deliver and commission a rig for extended-reach drilling work in Alaska. Total cost of the construction phase is currently expected to be approximately $215.0 million. The Company recognizes revenues received and costs incurred related to its construction contract on a gross basis and income for the related fees on a percentage of completion basis using the cost-to-cost method. Construction costs in excess of funds received from the customer are accumulated and reported as part of other current assets. At June 30, 2009, a net asset (progress payments less construction costs) of $12.2 million is included in other current assets.

Cash and Cash Equivalents — For purposes of the balance sheet and the statement of cash flows, the Company considers cash equivalents to be all highly liquid investment instruments that have a remaining maturity of three months or less at the date of purchase.

Subsequent Events — In preparing these financial statements, we have evaluated subsequent events through August 7, 2009, which is the date the financial statements are being issued.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
2.	Earnings Per Share (“EPS”)

	Three Months Ended June 30, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$4,391,000	113,180,858	$0.04

Effect of dilutive securities:
Stock options and restricted stock		1,576,265	$—

Diluted EPS:
Net income	$4,391,000	114,757,123	$0.04

	Six Months Ended June 30, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$6,497,000	112,723,230	$0.06

Effect of dilutive securities:
Stock options and restricted stock		1,384,445	$—

Diluted EPS:
Net income	$6,497,000	114,107,675	$0.06

	Three Months Ended June 30, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$21,897,000	111,422,969	$0.20

Effect of dilutive securities:
Stock options and restricted stock		1,072,686	$(0.01)

Diluted EPS:
Net income	$21,897,000	112,495,655	$0.19

	Six Months Ended June 30, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$45,099,000	110,984,640	$0.41

Effect of dilutive securities:
Stock options and restricted stock		1,038,884	$(0.01)

Diluted EPS:
Net income	$45,099,000	112,023,524	$0.40

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
2.	Earnings Per Share (“EPS”) (continued)

All stock options outstanding during the three and six months ended June 30, 2008, were included in the computation of diluted EPS as the options’ exercise prices were less than the average market price of the common shares. Options to purchase 90,300 shares of common stock with exercise prices ranging from $3.78 to $4.20 per share were outstanding during the three months ended June 30, 2009, and options to purchase 105,300 shares of common stock with exercise prices ranging from $3.34 to $4.20 were outstanding during the six months ended June 30, 2009, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares and would have been anti-dilutive.

3.	Business Segments — The five primary services we provide are as follows: International Drilling, U.S. Drilling, Project Management and Engineering Services, Construction Contract and Rental Tools. In the first quarter of 2008, the Company created the Project Management and Engineering Services segment by combining our labor, operations and maintenance and engineering services contracts which had been previously reported in our U.S. Drilling or International Drilling segments. The segment was created in anticipation of the significant expansion of these projects and services and senior management’s resultant separate performance assessment and resource allocation for this segment. This segment’s operations, unlike our U.S. and International Drilling and Rental Tools operations, generally require little or no capital expenditures, and therefore have different performance assessment and resource needs. The Company anticipates further growth of this segment of our business and reviews and assesses its performance separately. In the second quarter of 2008, the Company created the Construction Contract segment to reflect the Company’s Engineering, Procurement, Construction and Installation contract (“EPCI”). The Construction Contract segment income (fees) is accounted for on a percentage of completion basis using the cost-to-cost method. Revenues received and costs incurred related to the contract are recorded on a gross basis.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
3.	Business Segments (continued)

Information regarding our operations by industry segment for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(Dollars in Thousands)
Revenues:
International Drilling	$79,279	$77,919	$156,660	$146,659
U.S. Drilling	12,889	49,368	22,745	95,256
Project Management and Engineering Services	23,891	28,951	55,945	48,130
Construction Contract	77,572	20,080	94,317	20,080
Rental Tools	28,160	40,412	66,049	79,883

Total revenues	$221,791	$216,730	$395,716	$390,008

Operating gross margin:
International Drilling	$17,163	$9,029	$33,075	$14,788
U.S. Drilling	(5,781)	18,636	(16,239)	34,309
Project Management and Engineering Services	5,608	4,244	11,768	7,762
Construction Contract	3,572	1,030	4,403	1,030
Rental Tools	6,728	17,096	19,909	33,636

Total operating gross margin	27,290	50,035	52,916	91,525
General and administration expense	(11,126)	(8,481)	(24,186)	(15,149)
Gain on disposition of assets, net	704	636	782	1,215

Total operating income	16,868	42,190	29,512	77,591
Interest expense	(7,504)	(7,045)	(15,570)	(13,882)
Other	106	514	380	(163)

Income before income taxes	$9,470	$35,659	$14,322	$63,546

4.	Disposition of Assets — Asset dispositions in the first six months of 2008 included the sale of Rig 206 in Indonesia, which we sold at our net book value, and miscellaneous equipment that resulted in a recognized gain of $1.2 million. In the first six months of 2009 asset dispositions consisted primarily of the sale of miscellaneous equipment, resulting in a recognized gain of $0.8 million.
5.	Accounting for Uncertainty in Income Taxes — FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. During March 2008, the Company resolved the pending tax case with the Kazakhstan Ministry of Finance by paying the reduced interest assessment related to tax payments made in 2007 (see Note 8 - Kazakhstan Tax Case), and we accordingly reduced the previously recorded accruals based on the final resolution of this matter. During 2009, the Company recognized $0.7 million of expense related to certain intercompany transactions between our U.S. companies and foreign affiliates. As of June 30, 2009, the Company had a remaining liability for unrecognized tax benefits of $12.3 million primarily related to foreign operations.
6.	Income Tax Expense — Income tax expense was $5.1 million for the second quarter of 2009.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
7.	Saudi Arabia Joint Venture — On April 9, 2008, a subsidiary of Parker executed an agreement (“Sale Agreement”) to sell its 50 percent share interest in Al-Rushaid Parker Drilling Co. Ltd. (“ARPD”) to an affiliate of the Al Rushaid subsidiary that owned the remaining 50 percent interest. The terms of the Sale Agreement provided for a $2.0 million payment to Parker’s subsidiary as consideration for the 50 percent share interest of the Parker subsidiary and partial repayment of investments and advances of the Parker subsidiary to ARPD, including a $5.0 million advance in January 2008. During the first quarter of 2008, the Parker subsidiary made the decision to terminate any future funding to ARPD, and accordingly, the Company did not record equity in losses of ARPD in the first quarter of 2008. We recognized a $1.1 million loss, net of income taxes, in the first quarter of 2008 primarily as a result of nonrecoverable costs, as per the terms of the Sale Agreement, incurred by the Parker affiliate to support ARPD operations during the current quarter. The Parker subsidiary received the $2.0 million on April 15, 2008 in full settlement of the Company’s investment in and advances to ARPD.

The agreement also provides that the Parker subsidiary and its affiliates has been indemnified by ARPD for any and all claims arising out of or related to the operations of ARPD, and there are no restrictions on Parker or any of its affiliates with regard to competing with ARPD in the future, including in Saudi Arabia.
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

On May 24, 2006, the Supreme Court of the Republic of Kazakhstan (“SCK”) issued a decision upholding the VAT Assessment. Consistent with its contractual obligations, on November 20, 2006, the client advanced the actual amount of the VAT Assessment and this amount has been remitted to MinFin. The administrative fines related to the VAT Assessment are being appealed by the client who is contractually responsible to reimburse PKD Kazakhstan for any administrative fines ultimately assessed. The client has also contractually agreed to reimburse PKD Kazakhstan for any incremental income taxes that PKD Kazakhstan incurs from the reimbursement of this VAT Assessment. As of June 30, 2009 the appeal of the administrative fines was still being pursued by the client.

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

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
9.	Long-Term Debt

	June 30,	December 31
	2009	2008
	(Dollars in Thousands)
Convertible Senior Notes payable in July 2012 with interest at 2.125% payable semi-annually in January and July, net of unamortized discount of $17,192 at June 30, 2009 and $19,679 at December 31, 2008.	$107,808	$105,321
Senior Notes payable in October 2013 with interest at 9.625% payable semi-annually in April and October net of unamortized premium of $2,750 at June 30, 2009 and $3,073 at December 31, 2008.	227,750	228,073
Term Note with amortization beginning September 30, 2009 at equal installments of $3.0 million per quarter.	50,000	50,000
Revolving Credit Facility with interest at prime, plus an applicable margin or LIBOR, plus an applicable margin.	42,000	58,000

Total debt	427,558	441,394
Less current portion	12,000	6,000

Total long-term debt	$415,558	$435,394

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

The 2008 Credit Facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Revolving loans are available under the 2008 Credit Facility subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and eligible rental equipment of the Company and its subsidiary guarantors. As of June 30, 2009, there were $17.7 million in letters of credit outstanding, $50.0 million outstanding on the Term Loan Facility and $42.0 million outstanding on the Revolving Credit Facility. As of June 30, 2009, the amount drawn represents 75 percent of the capacity of the Revolving Credit Facility. The Term Loan will begin amortizing on September 30, 2009 at equal installments of $3.0 million per quarter. On January 30, 2009, Lehman Commercial Paper, Inc. assigned its obligations under the 2008 Credit Facility to Trustmark National Bank. Upon assignment, Trustmark National Bank fully funded Lehman Commercial Paper, Inc.’s commitment, including an additional $4.0 million that Lehman Commercial Paper, Inc. did not fund in October 2008, therefore increasing our borrowings under the Revolving Credit Facility to $62.0 million at that time. The Company expects to use the drawn amounts over the next twelve months to fund construction of two new rigs for work in Alaska. As of June 30, 2009, the Company is in compliance with all covenants.

The estimated fair value of our $225.0 million principal amount of 9.625% Senior Notes due 2013, based on quoted market prices, was $211.5 million at June 30, 2009. The estimated fair value of our $125.0 million principal amount of Convertible Senior Notes due 2012 was $96.0 million on June 30, 2009.

10.	Contingencies

Bangladesh Claim

In September 2005, a subsidiary of the Company was served with a lawsuit filed in the 152nd District Court of Harris County State of Texas on behalf of numerous citizens of Bangladesh claiming $250 million in damages due to various types of property damage and personal injuries (none involving loss of life) arising as a result of two blowouts that occurred in Bangladesh in January and June 2005, although only the June 2005 blowout involved the Company. The court dismissed the case on the basis that Houston, Texas, is not the appropriate location for this suit to be filed. The plaintiffs appealed this dismissal. The Court of Appeals affirmed the dismissal which is now final because the plaintiffs failed to lodge an appeal with the Supreme Court within the required time period, which period ended April 27, 2009.

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

The subsidiaries named in these asbestos-related lawsuits intend to defend themselves vigorously and, based on the information available to the Company at this time, the Company does not expect the outcome to have a material adverse effect on its financial condition, results of operations or cash flows; however, the Company is unable to predict the ultimate outcome of these lawsuits. No amounts were accrued at June 30, 2009.

Gulfco Site

Several years ago the Company received an information request under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) designating Parker Drilling Offshore Corporation, a subsidiary of Parker Drilling as a potentially responsible party with respect to the Gulfco Marine Maintenance, Inc. Superfund Site in Freeport, Texas (EPA No. TX 055144539). The subsidiary responded to this request in 2003 with documents. In January 2008, the subsidiary received an administrative order to participate in an investigation of the site and a study of the remediation needs and alternatives. The EPA alleges that the subsidiary is successor to a party who owned the Gulfco site during the time when chemical releases took place there. Two other parties have been performing that work since mid-2005 under an earlier version of the same order. The subsidiary believes that it has a sufficient cause to decline participation under the order and has notified the EPA of that decision. Non-compliance with an EPA order absent sufficient cause for doing so can result in substantial penalties under CERCLA. The subsidiary is continuing to evaluate its relationship to the site and has conferred with the EPA and the other parties in an effort to resolve the matter. The Company has not yet estimated the amount or impact on our operations, financial position or cash flows of any costs related to the site. To date, the EPA and the other two parties have spent over $2.7 million studying and conducting initial remediation of the site. It is anticipated that an additional $1.3 million will be required to complete the remediation. Other costs (not yet quantified) such as interest and administrative overhead could be added to any action against the Company. Although we can provide no assurance as to the total amount necessary to finally resolve this matter, we currently anticipate that the total claim will not exceed $5 million and will be shared by all responsible parties. The Company does not believe it has any obligation with respect to the remediation of the property, and accordingly no accrual was made as of June 30, 2009.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
10.	Contingencies (continued)

Foreign Corrupt Practices Act (“FCPA”) Investigation

As previously disclosed, the Company received requests from the United States Department of Justice (“DOJ”) in July 2007 and the United States Securities and Exchange Commission (“SEC”) in January 2008 relating to the Company’s utilization of the services of a customs agent. The DOJ and the SEC are conducting parallel investigations into possible violations of U.S. law by the Company, including the Foreign Corrupt Practices Act (the “FCPA”). In particular, the DOJ and the SEC are investigating the Company’s use of customs agents in certain countries in which the Company currently operates or formerly operated, including Kazakhstan and Nigeria. The Company is fully cooperating with the DOJ and SEC investigations and conducting an internal investigation into potential customs and other issues in Kazakhstan and Nigeria. At this point, we are unable to predict the duration, scope or result of the DOJ or the SEC investigation or whether either agency will commence any legal action. If we are not in compliance with the FCPA and other laws governing the conduct of business with foreign government entities (including other United States laws and regulations as well as local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, results of operations, financial condition and liquidity.

Economic Sanctions Compliance

Our international operations are subject to laws and regulations restricting our international operations including activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. economic sanctions. Pursuant to an internal review, we have identified certain shipments of equipment and supplies that were routed through Iran as well as other activities that may have violated applicable U.S. laws and regulations. In addition, we have engaged in drilling wells in the Korpedje Field in Turkmenistan, from where natural gas may be exported by pipeline to Iran. We recently completed a review of these shipments, transactions and drilling activities to determine whether the timing, nature and extent of such activities or other conduct may have given rise to violations of these laws and regulations, and we have provided the results of our review to the appropriate U.S. government agency. We are unable to predict whether the government will initiate an investigation or any proceedings against the Company or the ultimate outcome of any such investigation or proceeding. If U.S. enforcement authorities determine that we are not in compliance with export restrictions, U.S. economic sanctions or other laws and regulations that apply to our international operations, we may be subject to civil or criminal penalties and other remedial measures, which could have an adverse impact on our business, results of operations, financial condition and liquidity.

11.	Recent Accounting Pronouncements — In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted the new disclosure requirements in our June 30, 2009 condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. We have adopted the new disclosure requirements in our June 30, 2009 financial statements (see Note 9).

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

AralParker (a Kazakhstan joint stock company, owned 100 percent by Parker Drilling (Kazakstan), LLC, Casuarina Limited (a wholly-owned captive insurance company), KDN Drilling Limited, Mallard Argentine Holdings, Ltd., Mallard Drilling of South America, Inc., Mallard Drilling of Venezuela, Inc., Parker Drilling Investment Company, Parker Drilling (Nigeria) Limited, Parker Drilling Company (Bolivia) S.A., Parker Drilling Company Kuwait Limited, Parker Drilling Company Limited (Bahamas), Parker Drilling Company of New Zealand Limited, Parker Drilling Company of Sakhalin, Parker Drilling de Mexico S. de R.L. de C.V., Parker Drilling International of New Zealand Limited, Parker Drilling Tengiz, Ltd., PD Servicios Integrales, S. de R.L. de C.V., PKD Sales Corporation, Parker SMNG Drilling Limited Liability Company (owned 50 percent by Parker Drilling Company International, LLC), Parker Drilling Kazakhstan B.V., Parker Drilling AME Limited, Parker Drilling Asia Pacific, LLC, PD International Holdings C.V.,PD Dutch Holdings C.V., PD Selective Holdings C.V., PD Offshore Holdings C.V., Parker Drilling Netherlands B.V., Parker Drilling Dutch B.V., Parker Hungary Rig Holdings Limited Liability Company, Parker Drilling Spain Rig Services, S L, Parker 3Source, LLC, Parker 5272, LLC, Parker Central Europe Rig Holdings Limited Liability Company, Parker Cyprus Leasing Limited, Parker Cyprus Ventures Limited, Parker Drilling International B.V., Parker Drilling Offshore B.V., Parker Drilling Offshore International, Inc., Parker Drilling Overseas B.V., Parker Drilling Russia B.V., Parker Drillsource, LLC, PD Labor Services, Ltd., PD Labor Sourcing, Ltd., PD Personnel Services, Ltd, SaiPar Drilling Company B.V., and Parker Enex, LLC are all non-guarantor subsidiaries. The Company is providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	June 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$26,994	$4,951	$62,638	$—	$94,583
Accounts and notes receivable, net	19,159	210,533	121,355	(161,819)	189,228
Rig materials and supplies	—	8,769	19,782	—	28,551
Deferred costs	—	1,685	4,787	—	6,472
Deferred income taxes	9,735	—	—	—	9,735
Other tax assets	82,929	(48,067)	(1,905)	—	32,957
Other current assets	557	23,341	20,934	(6,255)	38,577

Total current assets	139,374	201,212	227,591	(168,074)	400,103

Property, plant and equipment, net	79	507,111	203,530	123	710,843
Investment in subsidiaries and intercompany advances	978,657	873,028	35,366	(1,887,051)	—
Investment in and advances to unconsolidated joint venture	—	4,620	(4,620)	—	—
Other noncurrent assets	31,722	23,420	17,658	(11,044)	61,756

Total assets	$1,149,832	$1,609,391	$479,525	$(2,066,046)	$1,172,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,000	$—	$—	$—	$12,000
Accounts payable and accrued liabilities	55,244	308,488	80,155	(327,781)	116,106
Accrued income taxes	1,058	3,310	6,246	—	10,614

Total current liabilities	68,302	311,798	86,401	(327,781)	138,720

Long-term debt	415,558	—	—	—	415,558
Other long-term liabilities	10	13,046	16,841	(11,044)	18,853
Long-term deferred tax liability	—	1,237	6,955	—	8,192
Intercompany payables	74,583	583,025	80,571	(738,179)	—
Contingencies (Note 10)	—	—	—	—	—
Stockholders’ equity:
Common stock	19,347	39,899	21,153	(61,052)	19,347
Capital in excess of par value	621,834	997,081	208,520	(1,205,601)	621,834
Retained earnings (accumulated deficit)	(49,802)	(336,695)	59,084	277,611	(49,802)

Total stockholders’ equity	591,379	700,285	288,757	(989,042)	591,379

Total liabilities and stockholders’ equity	$1,149,832	$1,609,391	$479,525	$(2,066,046)	$1,172,702

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended June 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$170,794	$70,742	$(19,745)	$221,791
Operating expenses	—	133,568	51,727	(19,745)	165,550
Depreciation and amortization	—	20,956	7,995	—	28,951

Total operating gross margin	—	16,270	11,020	—	27,290

General and administration expense (1)	(42)	(11,074)	(10)	—	(11,126)
Gain on disposition of assets, net	—	595	109	—	704

Total operating income (loss)	(42)	5,791	11,119	—	16,868

Other income and (expense):
Interest expense	(8,517)	(11,620)	(60)	12,693	(7,504)
Interest income	10,519	2,017	6,692	(19,054)	174
Other	—	(69)	1	—	(68)
Equity in net earnings of subsidiaries	(802)	—	—	802	—

Total other income and (expense)	1,200	(9,672)	6,633	(5,559)	(7,398)

Income (loss) before income taxes	1,158	(3,881)	17,752	(5,559)	9,470
Income tax expense (benefit):
Current	(5,185)	8,257	3,089	—	6,161
Deferred	1,952	(2,943)	(91)	—	(1,082)

Total income tax expense (benefit)	(3,233)	5,314	2,998	—	5,079

Net income (loss)	$4,391	$(9,195)	$14,754	$(5,559)	$4,391

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended June 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$163,721	$78,298	$(25,289)	$216,730
Operating expenses	(4)	102,686	61,136	(25,289)	138,529
Depreciation and amortization	—	21,025	7,141	—	28,166

Total operating gross margin	4	40,010	10,021	—	50,035

General and administration expense (1)	(41)	(8,412)	(28)	—	(8,481)
Gain on disposition of assets, net	—	350	286	—	636

Total operating income (loss)	(37)	31,948	10,279	—	42,190

Other income and (expense):
Interest expense	(8,232)	(11,792)	(66)	13,045	(7,045)
Interest income	10,572	1,885	958	(13,045)	370
Other	2	(4)	146	—	144
Equity in net earnings of subsidiaries	15,164	—	—	(15,164)	—

Total other income and (expense)	17,506	(9,911)	1,038	(15,164)	(6,531)

Income (loss) before income taxes	17,469	22,037	11,317	(15,164)	35,659
Income tax (benefit) expense:
Current	(4,697)	10,182	4,003	—	9,488
Deferred	269	3,826	179	—	4,274

Total income tax (benefit) expense	(4,428)	14,008	4,182	—	13,762

Net income (loss)	$21,897	$8,029	$7,135	$(15,164)	$21,897

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six months ended June 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$293,116	$150,971	$(48,371)	$395,716
Operating expenses	—	220,451	114,645	(48,371)	286,725
Depreciation and amortization	—	41,010	15,065	—	56,075

Total operating gross margin	—	31,655	21,261	—	52,916

General and administration expense (1)	(83)	(24,069)	(34)	—	(24,186)
Gain on disposition of assets, net	—	608	174	—	782

Total operating income (loss)	(83)	8,194	21,401	—	29,512

Other income and (expense):
Interest expense	(17,399)	(23,395)	(163)	25,387	(15,570)
Interest income	21,224	3,674	7,310	(31,748)	460
Other	(3)	(90)	13	—	(80)
Equity in net earnings of subsidiaries	(9,073)	—	—	9,073	—

Total other income and (expense)	(5,251)	(19,811)	7,160	2,712	(15,190)

Income (loss) before income taxes	(5,334)	(11,617)	28,561	2,712	14,322
Income tax expense (benefit):
Current	(5,689)	11,418	7,170	—	12,899
Deferred	(6,142)	1,108	(40)	—	(5,074)

Total income tax expense (benefit)	(11,831)	12,526	7,130	—	7,825

Net income (loss)	$6,497	$(24,143)	$21,431	$2,712	$6,497

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six months ended June 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$292,403	$144,203	$(46,598)	$390,008

Operating expenses	(3)	177,049	113,703	(46,598)	244,151
Depreciation and amortization	—	41,538	12,794	—	54,332

Total operating gross margin	3	73,816	17,706	—	91,525

General and administration expense (1)	(121)	(14,996)	(32)	—	(15,149)
Gain on disposition of assets, net	—	932	283	—	1,215

Total operating income (loss)	(118)	59,752	17,957	—	77,591

Other income and (expense):
Interest expense	(16,253)	(23,578)	(146)	26,095	(13,882)
Changes in fair value of derivative positions	—	—	—	—	—
Interest income	21,261	3,810	1,762	(26,095)	738
Equity in loss of unconsolidated joint venture, net of taxes	—	(1,105)	—	—	(1,105)
Other	2	6	196	—	204
Equity in net earnings of subsidiaries	47,387	—	—	(47,387)	—

Total other income and (expense)	52,397	(20,867)	1,812	(47,387)	(14,045)

Income (loss) before income taxes	52,279	38,885	19,769	(47,387)	63,546

Income tax (benefit) expense:
Current	(7,265)	(1,009)	7,119	—	(1,155)
Deferred	14,445	4,664	493	—	19,602

Total income tax expense	7,180	3,655	7,612	—	18,447

Net income (loss)	$45,099	$35,230	$12,157	$(47,387)	$45,099

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six months ending June 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$6,497	$(24,143)	$21,431	$2,712	$6,497
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	41,010	15,065	—	56,075
Gain on disposition of assets	—	(608)	(174)	—	(782)
Deferred tax expense (benefit)	(6,142)	1,108	(40)	—	(5,074)
Expenses not requiring cash	5,947	—	—	—	5,947
Equity in net earnings of subsidiaries	9,073	—	—	(9,073)	—
Change in accounts receivable	32,634	(43,679)	10,236	—	(809)
Change in other assets	3,703	12,566	(18,516)	—	(2,247)
Change in liabilities	1,717	(17,698)	(10,601)	—	(26,582)

Net cash provided by (used in) operating activities	53,429	(31,444)	17,401	(6,361)	33,025

Cash flows from investing activities:
Capital expenditures	—	(84,460)	(9,518)	—	(93,978)
Proceeds from the sale of assets	—	636	314	—	950
Intercompany dividend payments	—	—	(6,361)	6,361	—

Net cash provided by (used in) investing activities	—	(83,824)	(15,565)	6,361	(93,028)

Cash flows from financing activities:
Proceeds from draw on revolver credit facility	4,000	—	—	—	4,000
Paydown on revolver credit facility	(20,000)	—	—	—	(20,000)
Proceeds from stock options exercised	101	—	—	—	101
Excess tax cost from stock-based compensation	(1,813)	—	—	—	(1,813)
Intercompany advances, net	(120,047)	110,479	9,568	—	—

Net cash provided by (used in) financing activities	(137,759)	110,479	9,568	—	(17,712)

Net increase (decrease) in cash and cash equivalents	(84,330)	(4,789)	11,404	—	(77,715)

Cash and cash equivalents at beginning of year	111,324	9,741	51,233	—	172,298

Cash and cash equivalents at end of period	$26,994	$4,951	$62,638	$—	$94,583

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six months ending June 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$45,099	$35,230	$12,157	$(47,387)	$45,099
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	41,538	12,794	—	54,332
Gain on disposition of assets	—	(932)	(283)	—	(1,215)
Equity in loss of unconsolidated joint venture	—	1,105	—	—	1,105
Deferred income tax expense	14,445	4,664	493	—	19,602
Expenses not requiring cash	5,929	—	—	—	5,929
Equity in net earnings of subsidiaries	(47,387)	—	—	47,387	—
Change in accounts receivable	8,853	27,542	(46,772)	—	(10,377)
Change in other assets	(6,762)	(7,329)	9,698	—	(4,393)
Change in liabilities	(538)	(57,855)	27,688	—	(30,705)

Net cash provided by operating activities	19,639	43,963	15,775	—	79,377

Cash flows from investing activities:
Capital expenditures	—	(72,080)	(17,451)	—	(89,531)
Proceeds from the sale of assets	—	2,487	(0)	—	2,487
Proceeds from insurance claims	—	—	951	—	951
Investment in unconslidated joint venture	—	(5,000)	—	—	(5,000)

Net cash used in investing activities	—	(74,593)	(16,500)	—	(91,093)

Cash flows from financing activities:
Proceeds from draw on term note facility	35,000	—	—	—	35,000
Paydown on revolver credit facility	(35,000)	—	—	—	(35,000)
Proceeds from draw on revolver credit facility	15,000	—	—	—	15,000
Proceeds from stock options exercised	1,861	—	—	—	1,861
Excess tax benefit from stock based compensation	380	—	—	—	380
Intercompany advances, net	(47,604)	29,315	18,289	—	—

Net cash provided by (used in) financing activities	(30,363)	29,315	18,289	—	17,241

Net increase (decrease) in cash and cash equivalents	(10,724)	(1,315)	17,564	—	5,525

Cash and cash equivalents at beginning of year	31,326	8,314	20,484	—	60,124

Cash and cash equivalents at end of period	$20,602	$6,999	$38,048	$—	$65,649

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business;

•	inability of the Company to access the credit markets;

•	the U.S. economy and the demand for natural gas;

•	worldwide demand for oil;

•	fluctuations in the market prices of oil and natural gas;

•	imposition of unanticipated trade restrictions;

•	unanticipated operating hazards and uninsured risks;

•	political instability, terrorism or war;

•	governmental regulations, including changes in accounting rules or tax laws or ability to remit funds to the U.S., that adversely affect the cost of doing business;

•	changes in the tax laws that would allow double taxation on foreign sourced income;

•	the outcome of our investigation and the parallel investigations by the Securities and Exchange Commission and the Department of Justice into possible violations of U.S. law, including the Foreign Corrupt Practices Act;

•	adverse environmental events;

DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS (continued)
•	adverse weather conditions;

•	global health concerns;

•	changes in the concentration of customer and supplier relationships;

•	ability of our customers and suppliers to obtain financing for their operations;

•	unexpected cost increases for new construction and upgrade and refurbishment projects;

•	delays in obtaining components for capital projects and ongoing operational maintenance;

•	shortages of skilled labor;

•	unanticipated cancellation of contracts by operators;

•	breakdown of equipment;

•	other operational problems including delays in start-up of operations;

•	changes in competition;

•	the effect of litigation and contingencies; and

•	other similar factors (some of which are discussed in documents referred to in this Form 10-Q, including the risk factors described in our 2008 Annual Report on Form 10-K and our other reports and filings with the Securities and Exchange Commission).
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
OVERVIEW AND OUTLOOK
Summary
     Despite pressures worldwide on contractors and service providers to the energy exploration and development markets, we delivered reasonable results for the second quarter 2009. Our international drilling and project management operations increased their profitability, while slowing demand and increased discounting in the U.S. drilling market reduced the contribution of both our rental tools and Gulf of Mexico barge drilling segments. However, the Gulf of Mexico barge drilling business did return to a positive gross margin in the quarter as compared to the first quarter of 2009, benefiting from a reduced cost structure and stabilizing demand.
     The accumulating weight of global economic conditions and the slowdown in exploration have led us to pare back our expectations of near-term revenue trends for the Company. We have implemented actions to reduce our cost structure while maintaining service to our customers in an effort to sustain profitable operations for the remainder of the year.
Overview
     Revenues for the second quarter of 2009 were $221.8 million, a 2 percent increase over revenues achieved in the second quarter of 2008, attributable to a significant increase in Construction Contract revenue and stability in our International Drilling segment offsetting declines elsewhere. Construction Contract revenues reflect the increased construction content on the BP-owned Liberty rig achieved in the second quarter of 2009 compared to the second quarter of 2008 when the rig was in its early phases. The Liberty rig is approximately 60% complete at this time with a completion date sometime in early 2010. As such, the remaining revenues associated with this project will be recognized over this time frame. International Drilling segment’s revenue increase was driven by a higher average dayrate offset by a moderate decline in utilization. Revenues for the U.S. Drilling segment were lower due to market-driven declines in dayrates and utilization in the Gulf of Mexico barge market. Rental Tools revenues fell primarily because of the decline in U.S. drilling activity and industry discounting.

OVERVIEW AND OUTLOOK (continued)
Overview (continued)
     Operating margin was $27.3 million for the second quarter of 2009 as compared to $50.0 million for the second quarter of 2008, driven primarily by a $24.4 million decline in the U.S. Drilling operating margin and a $10.4 million decline in Rental Tool operating margin resulting from a downturn in drilling activity in their respective markets. This was partially offset by increases in the International Drilling, Project Management and Engineering Services and Construction Contract segments. The increased operating margin for International Drilling is primarily the result of a higher dayrate for our Caspian Sea Barge Rig 257 and further operating cost efficiencies. The increase in operating margin for Project Management and Engineering Services was due to operational improvements. The higher operating margin for Construction Contract reflects the increased construction activity on the BP-owned Liberty rig.
Outlook
     We remain cautious in our outlook for the remainder of 2009, expecting that recent soft market conditions will continue through the rest of the year. We remain confident in the ability of our businesses to manage through these conditions. We believe our strategy, execution abilities, diversification, leaner operating structure and strengthened balance sheet will sustain our performance through the cycle and position us favorably for a recovery. We expect to sustain profitable operations through the rest of the year. Based on current market conditions and our potential business opportunities, we anticipate the third quarter will be the low point for the year to be followed by moderate improvements.
     There was a modest second quarter uptick in the Gulf of Mexico barge market and we were able to capture much of the work available to our U.S. Drilling segment by keeping most of our rig fleet warm-stacked and work-ready during this period. Looking forward, we expect downward pressure on rig utilization and dayrates in the Gulf of Mexico barge market, including an expectation of a typical industry slowdown during the hurricane season. In addition to the seasonal disruption, we expect that the uncertain commodity price outlook, particularly for natural gas, will contribute to further pressure on this market.
     In our International Drilling segment, we believe that the longer terms of contracts covering the majority of our fleet, our strategic position in oil and gas regions experiencing the most activity, and our strong customer relationships with some of the world’s largest exploration companies, position us well to manage through current market conditions. We expect some market pressure on dayrates reflecting declining costs in other areas of the industry and softer market conditions. In addition, we anticipate our Caspian Sea barge drilling rig will be on reduced dayrate in the fourth quarter as it undergoes a scheduled overhaul and upgrade. We are encouraged by the current pace of rig tenders and project discussions and believe that we could see opportunities to improve our rig fleet utilization later in the year.
     Results for our Rental Tools business are expected to decline further in the near term as the result of lower utilization and increased discounts driven primarily by the reduced level of U.S. drilling. We anticipate our presence in the active U.S. shale plays and, later in the year, added deepwater and international rentals will partially offset the effects of the slower pace of U.S. drilling activity.
     Based on the current level of work in our Project Management and Engineering Services segment we anticipate results for this business through the remainder of the year to be similar to those of the second quarter. Construction Contract revenues and gross margin will reflect progress on the BP-owned Liberty rig which has been successfully sea-lifted to its satellite drilling island in Alaska with completion of this contract anticipated to occur in early 2010.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008
     We recorded net income of $4.4 million for the three months ended June 30, 2009, as compared to net income of $21.9 million for the three months ended June 30, 2008. Gross margin was $27.3 million for the three months ended June 30, 2009 as compared to $50.0 million for the three months ended June 30, 2008.
     In the first quarter of 2008, we began separate presentation of our project management and engineering services segment. As part of our long-term strategic growth plan, we have begun to separately monitor the results of this non-capital intensive segment of operations. We also created a new segment in the second quarter of 2008 to separately reflect results of our extended-reach rig construction contract.
     The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended June 30,
	2009		2008
	(Dollars in Thousands)
Revenues:
International Drilling	$79,279	36%	$77,919	36%
U.S. Drilling	12,889	6%	49,368	23%
Project Management and Engineering Services	23,891	11%	28,951	13%
Construction Contract	77,572	35%	20,080	9%
Rental Tools	28,160	12%	40,412	19%

Total revenues	$221,791	100%	$216,730	100%

Operating gross margin:
International Drilling gross margin excluding depreciation and amortization (1)	$30,392	38%	$21,307	27%
U.S. Drilling gross margin excluding depreciation and amortization (1)	1,261	10%	27,238	55%
Project Management and Engineering Services gross margin excluding depreciation and amortization (1)	5,608	23%	4,244	15%
Construction Contract excluding depreciation and amortization (1)	3,572	5%	1,030	5%
Rental Tools gross margin excluding depreciation and amortization (1)	15,408	55%	24,382	60%
Depreciation and amortization	(28,951)		(28,166)

Total operating gross margin (2)	27,290		50,035

General and administration expense	(11,126)		(8,481)
Gain on disposition of assets, net	704		636

Total operating income	$16,868		$42,190

(1)	Gross margins, excluding depreciation and amortization, are computed as revenues less direct operating expenses, excluding depreciation and amortization expense; gross margin percentages are computed as gross margin, excluding depreciation and amortization, as a percent of revenues. The gross margin amounts, excluding depreciation and amortization, and gross margin percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (“GAAP”). However, we monitor our business segments based on several criteria, including gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

			Project
			Management
			and
	International		Engineering	Construction
	Drilling	U.S. Drilling	Services	Contract	Rental Tools
	(Dollars in Thousands)
Three Months Ended June 30, 2009
Operating gross margin (2)	$17,163	$(5,781)	$5,608	$3,572	$6,728
Depreciation and amortization	13,229	7,042	—	—	8,680

Drilling and rental gross margin excluding depreciation and amortization	$30,392	$1,261	$5,608	$3,572	$15,408

Three Months Ended June 30, 2008
Operating gross margin (2)	$9,029	$18,636	$4,244	$1,030	$17,096
Depreciation and amortization	12,278	8,602	—	—	7,286

Drilling and rental gross margin excluding depreciation and amortization	$21,307	$27,238	$4,244	$1,030	$24,382

(2)	Gross margin (operating) — revenues less direct operating expenses, including depreciation and amortization expense.

RESULTS OF OPERATIONS (continued)
International Drilling Segment
     This segment’s revenues increased $1.4 million to $79.3 million during the current quarter when compared to the second quarter of 2008.
     Revenues in our Americas region increased by $5.7 million mainly due to Rig 121 in Mexico and Rig 268 in Colombia being fully operational during the current quarter as they did not become operational until later in 2008. Revenues in our CIS region decreased by $2.4 million primarily due to equipment change out in Western Kazakstan being partially offset by a higher dayrate for our barge rig operating in the Caspian Sea. In our Asia Pacific region, revenues decreased $3.8 million due to lower utilization.
     International operating gross margin, excluding depreciation and amortization, increased $9.1 million to $30.4 million during the current quarter of 2009 as compared to the second quarter of 2008. The improved margins are attributable to the above mentioned increase in revenues and lower operating expenses in our Africa-Middle East and Asia-Pacific regions being partially offset by decreased margin due to the change out of equipment in Western Kazakhstan.
U.S. Drilling Segment
     Revenues for this segment decreased $36.5 million to $12.9 million for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008. The decrease in revenues was primarily due to the market downturn which caused utilization for the U.S. barges to drop to 30 percent for the current quarter as compared to 91 percent in the same period in 2008.
     As a result of the above mentioned factors, gross margin, excluding depreciation and amortization, decreased $26.0 million to $1.3 million when compared to the second quarter of 2008.
Project Management and Engineering Services Segment
     Revenues for this segment decreased $5.1 million during the current period as compared to the comparable period of 2008. This decrease was primarily the result of lower reimbursable revenues partially offset by higher revenues related to a Front End Engineering Design (“FEED”) study for our Arkutun Dagi project. Project management and engineering services do not incur depreciation and amortization, and as such, operating gross margin for this segment increased $1.4 million in the current period.
Construction Contract Segment
     Revenues from the construction of the extended-reach drilling rig for use in the Alaskan Beaufort Sea were $77.6 million for the second quarter of 2009. This project is a cost plus fixed fee contract. Operating gross margin for the EPCI project was $3.6 million based on the percentage of completion of the contract.
Rental Tools Segment
     Rental tools revenues decreased $12.3 million to $28.2 million during the current quarter as compared to the second quarter of 2008. Lower overall demand has led to increased discounting, impacting both revenues and gross margin. Rental tools operating gross margins, excluding depreciation and amortization, decreased $9.0 million to $15.4 million for the current quarter as compared to the second quarter of 2008.

RESULTS OF OPERATIONS (continued)
Other Financial Data
     Gain on disposition of assets for the second quarters of 2009 and 2008 was insignificant as a result of minor asset sales during each period. Interest expense increased $0.5 million during the current quarter as compared to the second quarter of 2008 as additional borrowings during 2008 and 2009 led to a higher level of outstanding debt. Interest income remained relatively unchanged on a comparative basis. General and administration expense increased $2.6 million as compared to the second quarter of 2008 due primarily to higher legal and professional fees associated with the ongoing DOJ and SEC investigations into the customs agent discussed in Note 10 in the notes to the unaudited consolidated condensed financial statements.
     Income tax expense was $5.1 million for the second quarter of 2009, as compared to income tax expense of $13.8 million for the second quarter of 2008 which includes the reversal of a $3.1 million reserve for 2007 foreign tax credits. The decrease in income tax expense in the second quarter of 2009, compared to the second quarter of 2008, was primarily due to lower pre-tax income in the second quarter of 2009, as a result of the factors described above as well.
     Depreciation expense benefited by $4.0 million due to a change in accounting estimate to extend the useful life of certain long-lived assets for depreciation purposes. We extended useful lives of these long-lived assets based on our review of their service lives, technological improvements in the asset, and recent changes to our refurbishment and maintenance practices which helped to extend the lives.
Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008
     We recorded net income of $6.5 million for the six months ended June 30, 2009, as compared to net income of $45.1 million for the six months ended June 30, 2008. Gross margin was $52.9 million for the six months ended June 30, 2009 as compared to $91.5 million for the six months ended June 30, 2008.
     In the first quarter of 2008, we began separate presentation of our project management and engineering services segment. As part of our long-term strategic growth plan, we continue to separately monitor the results of this non-capital intensive group of operations. We also created a new segment in the second quarter of 2008 to separately reflect results of our rig construction contract and we continue to separately monitor the results of that segment as well.

RESULTS OF OPERATIONS (continued)
     The following is an analysis of our operating results for the comparable periods:

	Six Months Ended June 30,
	2009		2008
	(Dollars in Thousands)
Revenues:
International Drilling	$156,660	40%	$146,659	38%
U.S. Drilling	22,745	6%	95,256	25%
Project Management and Engineering Services	55,945	14%	48,130	12%
Construction Contract	94,317	24%	20,080	5%
Rental Tools	66,049	16%	79,883	20%

Total revenues	$395,716	100%	$390,008	100%

Operating gross margin:
International Drilling gross margin excluding depreciation and amortization (1)	$57,996	37%	$37,426	26%
U.S. Drilling gross margin excluding depreciation and amortization (1)	(2,019)	-9%	51,604	54%
Project Management and Engineering Services gross margin excluding depreciation and amortization (1)	11,768	21%	7,762	16%
Construction Contract excluding depreciation and amortization (1)	4,403	5%	1,030	5%
Rental Tools gross margin excluding depreciation and amortization (1)	36,843	56%	48,035	60%
Depreciation and amortization	(56,075)		(54,332)

Total operating gross margin (2)	52,916		91,525

General and administration expense	(24,186)		(15,149)
Gain on disposition of assets, net	782		1,215

Total operating income	$29,512		$77,591

(1)	Gross margins, excluding depreciation and amortization, are computed as revenues less direct operating expenses, excluding depreciation and amortization expense; gross margin percentages are computed as gross margin, excluding depreciation and amortization, as a percent of revenues. The gross margin amounts, excluding depreciation and amortization, and gross margin percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (“GAAP”). However, we monitor our business segments based on several criteria, including gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

			Project
			Management
			and
	International		Engineering	Construction
	Drilling	U.S. Drilling	Services	Contract	Rental Tools
	(Dollars in Thousands)
Six Months Ended June 30, 2009
Operating gross margin (2)	$33,075	$(16,239)	$11,768	$4,403	$19,909
Depreciation and amortization	24,921	14,220	—	—	16,934

Drilling and rental gross margin excluding depreciation and amortization	$57,996	$(2,019)	$11,768	$4,403	$36,843

Six Months Ended June 30, 2008
Operating gross margin (2)	$14,788	$34,309	$7,762	$1,030	$33,636
Depreciation and amortization	22,638	17,295	—	—	14,399

Drilling and rental gross margin excluding depreciation and amortization	$37,426	$51,604	$7,762	$1,030	$48,035

(2)	Gross margin (operating) — revenues less direct operating expenses, including depreciation and amortization expense.

RESULTS OF OPERATIONS (continued)
International Drilling Segment
     This segment’s revenues increased $10.0 million to $156.7 million during the current period when compared to the same period of 2008.
     Revenues in our Americas region increased by $11.0 million mainly due to an additional three rigs being fully operational during the current period as two were rigging up during the comparable period and one other became operational later in 2008. Revenues in our CIS region increased by $4.9 million primarily attributable to a higher dayrate for our barge rig operating in the Caspian Sea. In our Asia Pacific region, revenues decreased $7.4 million due to lower utilization.
     International operating gross margin, excluding depreciation and amortization, increased $20.6 million to $58.0 million during the current period of 2009 as compared to the same period of 2008. The improved margins are attributable to the above mentioned increase in revenues and lower operating expenses in our Africa-Middle East and Asia-Pacific regions being partially offset by decreased revenue due to the change out of equipment in Western Kazakhstan.
U.S. Drilling Segment
     Revenues for this segment decreased $72.5 million to $22.7 million for the period ended June 30, 2009 as compared to the period ended June 30, 2008. The decrease in revenues was primarily due to the market downturn which caused utilization for the U.S. barges to drop to 28 percent for the current period as compared 83 percent in the same period in 2008. As a result of the above mentioned factors, gross margin, excluding depreciation and amortization, decreased $53.6 million to a negative $2.0 million when compared to the same period of 2008.
Project Management and Engineering Services Segment
     Revenues for this segment increased $7.8 million during the current period as compared to the same period of 2008. This increase was primarily the result of higher reimbursable revenues and revenues related to a Front End Engineering Design (“FEED”) study for our Arkutun Dagi project. Project management and engineering services do not incur depreciation and amortization, and as such, operating gross margin for this segment increased $4.0 million in the current period.
Construction Contract Segment
     Revenues from the construction of the extended-reach drilling rig for use in the Alaskan Beaufort Sea were $94.3 million for the six months ended June 30, 2009. This project is a cost plus fixed fee contract. Operating gross margin for the EPCI project was $4.4 million in the current period based on the percentage of completion of the contract.
Rental Tools Segment
     Rental tools revenues decreased $13.8 million to $66.0 million during the current period as compared to the same period of 2008. Lower overall demand has led to increased discounting, impacting both revenues and gross margin. Rental tools operating gross margins, excluding depreciation and amortization, decreased $11.2 million to $36.8 million for the current period as compared to the same period of 2008.
Other Financial Data
     Gain on dispositions of assets for the first six months of 2009 and 2008 was insignificant as a result of minor asset sales during each period. Interest expense increased $1.7 million during the current period as compared to the same period of 2008 as additional borrowings during the second half of 2008 led to a higher level of outstanding debt. Interest income remained relatively unchanged on a comparative basis. General and administration expense increased $9.0 million as compared to the same period of 2008 due primarily to higher legal and professional fees associated with the ongoing DOJ and SEC investigations into the customs agent discussed in Note 10 in the notes to the unaudited consolidated condensed financial statements.

RESULTS OF OPERATIONS (continued)
Other Financial Data (continued)
     Income tax expense was $7.8 million for the six months ended June 30, 2009, as compared to income tax expense of $18.4 million for the comparable period of 2008. The decrease in income tax expense in the current period of 2009, compared to the same period of 2008, was primarily due to lower pre-tax income in the second quarter of 2009. Income tax for the comparable period of 2008 includes a benefit of $13.4 million of FIN 48 interest and foreign currency exchange rate fluctuations related to our settlement of interest related to our Kazakhstan tax case (see Note 8 — Kazakhstan Tax Case), a valuation allowance of $4.1 million related to a Papua New Guinea deferred tax asset and the reversal of a $3.1 million reserve relating to 2007 foreign tax credits.
     Depreciation expense benefited by $8.0 million due to a change in accounting estimate to extend the useful life of certain long-lived assets for depreciation purposes. We extended useful lives of these long-lived assets based on our review of their service lives, technological improvements in the assets and recent changes to our refurbishment and maintenance practices which helped to extend the lives.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     As of June 30, 2009, we had cash and cash equivalents of $94.6 million, a decrease of $77.7 million from December 31, 2008. The primary source of cash for the six-month period ended June 30, 2009 as reflected on the consolidated condensed statements of cash flows was $33.0 million provided by operating activities. The primary uses of cash were $94.0 million for capital expenditures and a net pay down of $16.0 million on our revolver credit facility. Major capital expenditures for the period included $31.0 million on the construction of two new Alaska rigs and $25.5 million for tubulars and other tools for Rental Tools.
     As of June 30, 2008, we had cash and cash equivalents of $65.6 million, an increase of $5.5 million from December 31, 2007. The primary sources of cash for the six month period ended June 30, 2008 as reflected on the consolidated condensed statements of cash flows were $79.4 million provided by operating activities, net proceeds of $15.0 million from draws on our credit facilities and net proceeds of $3.4 million from the sale of assets and insurance proceeds. The primary uses of cash were $89.5 million for capital expenditures and a $5.0 million investment in our unconsolidated joint venture. Major capital expenditures for the period included $24.0 million on construction of new international land rigs, $12.9 million on the construction of two new Alaska rigs and $24.4 million for tubulars and other rental tools for Quail Tools.
Financing Activity
     On July 5, 2007, we issued $125.0 million aggregate principal amount of 2.125 percent Convertible Senior Notes due July 15, 2012. Interest is payable semiannually on July 15th and January 15th. The initial conversion price is approximately $13.85 per share and is subject to adjustment for the occurrence of certain events stated within the indenture. Proceeds from the transaction were used to call our outstanding Senior Floating Rate notes, to pay the net cost of hedge and warrant transactions and for general corporate purposes. Effectively, the hedge and warrant transactions increase the conversion price to approximately $18.29 per share.
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
     The 2008 Credit Facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Revolving loans are available under the 2008 Credit Facility subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and eligible rental equipment of the Company and its subsidiary guarantors. As of June 30, 2009, there were $17.7 million in letters of credit outstanding, $50.0 million outstanding on the Term Loan Facility and $42.0 million outstanding on the Revolving Credit Facility. As of June 30, 2009, the amount drawn represents nearly 75 percent of the capacity of the Revolving Credit Facility. The Term Loan will begin amortizing on September 30, 2009 at equal installments of $3.0 million per quarter. On January 30, 2009, Lehman Commercial Paper, Inc. assigned its obligations under the 2008 Credit Facility to Trustmark National Bank. Upon assignment, Trustmark National Bank fully funded Lehman Commercial Paper, Inc.’s commitment, including an additional $4.0 million that Lehman Commercial Paper, Inc. did not fund in October 2008, therefore increasing our borrowings under the Revolving Credit Facility to $62.0 million at that time. On June 3, 2009, the Company repaid $20.0 million of the Revolving Credit Facility, reducing the amount drawn to $42.0 million at June 30, 2009. The Company expects to use the drawn amounts over the next twelve months to fund construction of two new rigs for work in Alaska. Although the credit crisis may affect certain customers’ ability to pay, the Company has not experienced significant delays in payments from customers as a result of the current credit crisis. The Company anticipates it has sufficient liquidity to meet its expected capital expenditures and manage any delays in collection of receivables, should they occur.
     We had total long-term debt, including current portion, of $427.6 million as of June 30, 2009, which consists of:
•	$125.0 million aggregate principal amount of Convertible Senior Notes at a coupon rate of 2.125 percent, which are due July 15, 2012 net of $17.2 million in unamortized debt discount;

•	$225.0 million aggregate principal amount of 9.625 percent Senior Notes, which are due October 1, 2013 plus an associated $2.8 million in unamortized debt premium; and

•	$92.0 million drawn against our 2008 Credit Facility, including $42.0 million on our Revolving Credit Facility and $50.0 million on our Term Loan Facility, $12.0 million of which is classified as short term.
     As of June 30, 2009, we had approximately $114.9 million of liquidity which consisted of $94.6 million of cash and cash equivalents on hand and $20.3 million of availability under the Revolving Credit Facility. We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements nor guarantees of third-party financial obligations. We have no energy or commodity contracts.

LIQUIDITY AND CAPITAL RESOURCES (continued)
     The following table summarizes our future contractual cash obligations as of June 30, 2009:

		Less than			More than
	Total	1 Year	Years 2 - 3	Years 4 - 5	5 Years
	(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$400,000	$12,000	$21,000	$367,000	$—
Long-term debt — interest (1)	109,008	27,215	53,150	28,643	—
Operating leases (2)	26,833	5,042	5,419	3,955	12,417
Purchase commitments (3)	61,552	61,552	—	—	—

Total contractual obligations	$597,393	$105,809	$79,569	$399,598	$12,417

Commercial commitments:
Long-term debt —
Revolving credit facility (4)	$42,000	$—	$—	$42,000	$—
Standby letters of credit (4)	17,734	17,734	—	—	—

Total commercial commitments	$59,734	$17,734	$—	$42,000	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.625 percent Senior Notes and the 2.125 percent Convertible Senior Notes as well as $50.0 million of term loans drawn on our Credit Facility. The remaining unamortized premium of $2.8 million on the 9.625 percent Senior Notes and unamortized discount of $17.2 million on the 2.125% Convertible Senior Notes are not included in the contractual cash obligations schedule.

(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3)	We have purchase commitments outstanding as of June 30, 2009, related to rig upgrade projects and new rig construction.

(4)	We have a $130.0 million credit agreement of which $80.0 million is a revolving credit facility. As of June 30, 2009, we had drawn down $42.0 million under the revolving credit facility and $17.7 million of availability has been used to support letters of credit that have been issued. The revolving credit facility expires May 14, 2013.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risk faced by us from those reported in our 2008 Annual Report on Form 10-K filed with the SEC. For more information on market risk, see Part II, Items 7 and 7A in our 2008 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We performed evaluations under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2009.
     Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Total Number of	Average Price
Date	Shares Purchased	Paid Per Share
April 1, 2009	23,917	$1.88
April 6, 2009	41,720	$2.01
May 27, 2009	36,361	$4.27
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

PARKER DRILLING COMPANY
Date: August 7, 2009	By:	/s/ Robert L. Parker Jr.
Robert L. Parker Jr.
Chairman and Chief Executive Officer

	By:	/s/ W. Kirk Brassfield
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