Form 10-Q
period 2009-09-30
PARKER DRILLING CO /DE/
filed 2009-11-06
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2009, 116,170,472 common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,431	$172,298
Accounts and notes receivable, net	196,039	186,164
Rig materials and supplies	28,901	30,241
Deferred costs	6,989	7,804
Deferred income taxes	9,735	9,735
Other tax assets	30,319	40,924
Other current assets	46,350	26,125

Total current assets	412,764	473,291

Property, plant and equipment less accumulated depreciation and amortization of $788,324 at September 30, 2009 and $712,688 at December 31, 2008	702,820	675,548
Deferred income taxes	38,458	22,956
Other noncurrent assets	36,375	33,925

Total assets	$1,190,417	$1,205,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,000	$6,000
Accounts payable and accrued liabilities	127,516	140,398
Accrued income taxes	9,967	12,130

Total current liabilities	149,483	158,528

Long-term debt	413,692	435,394
Other long-term liabilities	19,719	21,396
Long-term deferred tax liability	8,178	8,230
Contingencies (Note 10)	—	—
Stockholders’ equity:
Noncontrolling interest	—	—
Common stock	19,361	18,910
Capital in excess of par value	622,692	619,561
Accumulated deficit	(42,708)	(56,299)

Total stockholders’ equity	599,345	582,172

Total liabilities and stockholders’ equity	$1,190,417	$1,205,720

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
International Drilling	$63,966	$92,226	$220,626	$238,885
U.S. Drilling	12,350	44,743	35,095	139,999
Project Management and Engineering Services	25,869	24,089	81,814	72,219
Construction Contract	55,325	20,421	149,642	40,501
Rental Tools	23,899	45,975	89,948	125,858

Total revenues	181,409	227,454	577,125	617,462

Operating expenses:
International Drilling	41,964	63,682	140,628	172,915
U.S. Drilling	10,057	21,850	34,821	65,502
Project Management and Engineering Services	19,420	21,451	63,597	61,819
Construction Contract	52,203	19,323	142,117	38,373
Rental Tools	12,232	18,166	41,438	50,014
Depreciation and amortization	29,307	30,663	85,382	84,995

Total operating expenses	165,183	175,135	507,983	473,618

Total operating gross margin	16,226	52,319	69,142	143,844

General and administration expense	(9,812)	(9,271)	(33,998)	(24,420)
Provision for reduction in carrying value of certain assets	(2,757)	—	(2,757)	—
Gain on disposition of assets, net	1,225	799	2,007	2,014

Total operating income	4,882	43,847	34,394	121,438

Other income and (expense):
Interest expense	(7,093)	(7,026)	(22,663)	(20,908)
Interest income	435	383	895	1,121
Equity in loss of unconsolidated joint venture and related charges, net of tax	—	—	—	(1,105)
Other	(285)	299	(365)	503

Total other income and (expense)	(6,943)	(6,344)	(22,133)	(20,389)

Income (loss) before income taxes	(2,061)	37,503	12,261	101,049
Income tax (benefit) expense:
Current	1,325	14,179	14,224	13,024
Deferred	(10,480)	5,494	(15,554)	25,096

Total income (benefit) tax expense	(9,155)	19,673	(1,330)	38,120

Net income	7,094	17,830	13,591	62,929
Net income attributable to noncontrolling interest	—	—	—	—

Net income attributable to Parker Drilling	$7,094	$17,830	$13,591	$62,929

Basic earnings per share:
Net income	$0.06	$0.16	$0.12	$0.57
Diluted earnings per share:
Net income	$0.06	$0.16	$0.12	$0.56
Number of common shares used in computing earnings per share
Basic	113,263,123	111,756,322	112,905,172	111,243,745
Diluted	115,237,348	112,647,450	114,604,108	112,324,566
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$13,591	$62,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,382	84,995
Gain on disposition of assets	(2,007)	(2,014)
Equity loss in unconsolidated joint venture and related charges, net of tax	—	1,105
Deferred income tax expense	(15,554)	25,096
Provision for reduction in carrying value of certain assets	2,757	—
Expenses not requiring cash	8,346	11,780
Change in accounts receivable	(6,351)	(46,903)
Change in other assets	(11,326)	7,627
Change in liabilities	(8,511)	(11,887)

Net cash provided by operating activities	66,327	132,728

Cash flows from investing activities:
Capital expenditures	(126,909)	(157,313)
Proceeds from the sale of assets	3,364	3,284
Proceeds from insurance settlements	—	951
Investment in unconsolidated joint venture	—	(5,000)

Net cash used in investing activities	(123,545)	(158,078)

Cash flows from financing activities:
Proceeds from draw on term note facility	—	50,000
Proceeds from draw on revolver credit facility	4,000	25,000
Paydown on revolver credit facility	(23,000)	(35,000)
Payments of debt issuance costs	—	(1,846)
Proceeds from stock options exercised	199	1,970
Excess tax cost (benefit) from stock based compensation	(1,848)	379

Net cash provided (used in) by financing activities	(20,649)	40,503

Net increase (decrease) in cash and cash equivalents	(77,867)	15,153
Cash and cash equivalents at beginning of year	172,298	60,124

Cash and cash equivalents at end of period	$94,431	$75,277

Supplemental cash flow information:
Interest paid	$17,135	$16,364
Income taxes paid	$16,534	$32,158
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.	General — In the opinion of the management of Parker Drilling Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (of a normally recurring nature) which are necessary for a fair presentation of (1) the financial position as of September 30, 2009 and December 31, 2008, (2) the results of operations for the three and nine months ended September 30, 2009 and 2008, and (3) cash flows for the nine months ended September 30, 2009 and 2008. Results for the nine months ended September 30, 2009 are not necessarily indicative of the results that will be realized for the year ending December 31, 2009. The financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

Stock-Based Compensation - Total stock-based compensation expense recognized for the three and nine month periods ended September 30, 2009 and for the three and nine month periods ended September 30, 2008 was $0.8 million and $3.7 million and $2.7 million and $6.5 million, respectively, all of which was related to non-vested stock of the Company (or “restricted stock”) plan expense. Stock-based compensation expense is included in our consolidated condensed income statement in both “General and administration expense” and “operating expense.” There were no unvested stock options at September 30, 2009. The Company had 205,300 outstanding and exercisable stock options as of September 30, 2009, the aggregate intrinsic value of which was negligible, with a weighted average exercise price of $3.10. Unvested restricted stock awards at September 30, 2009 and December 31, 2008 were 2,677,094 shares and 1,458,716 shares, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $3.4 million as of September 30, 2009 and $3.8 million as of December 31, 2008. The remaining unrecognized compensation cost related to unamortized restricted stock awards will be amortized over a weighted-average vesting period of approximately one year.

For the nine months ended September 30, 2009, the restricted stock vestings resulted in a tax benefit that was less than the deferred tax asset previously recognized. As a result, a shortfall or “tax cost” of $1.8 million for the nine months ended was offset against additional paid in capital.

Convertible Senior Notes, including call options and warrants - In May 2008, the Financial Accounting Standards Board (“FASB”) issued accounting guidance in respect to “accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The accounting guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separated to account for the fair value of the debt and equity components as of the date of issuance to reflect the issuer’s non-convertible debt borrowing rate. The accounting guidance was effective for financial periods beginning after December 15, 2008 and was applied retrospectively to all periods presented (retroactive restatement).

The adoption of the new rules on January 1, 2009 impacted the treatment of the Company’s 2.125 percent convertible senior notes due 2012 by reclassifying a portion of the convertible note balances to additional paid in capital for the estimated fair value of the conversion feature at the date of issuance and creating a discount on the convertible notes that will be amortized through interest expense over the life of the convertible notes. The Company’s non-convertible debt borrowing rate at the date of issuance (July 2007) was 7.25 percent and, accordingly, adoption of the accounting rules resulted in a significant increase in interest expense, and reduced net income and basic earnings per share in the Company’s consolidated condensed financial statements. Upon adoption, the Company restated its “Accumulated deficit” balance by approximately $6.8 million to reflect the additional interest expense from issuance on July 5, 2007 through December 31, 2008 and reduced “Convertible senior notes” by $19.7 million, reflecting the issuance of the notes at a discount and including amortization of the discount from the transaction date through the adoption date. The Company’s “Paid in capital” balance increased by $26.5 million, reflecting the equity portion of the initial transaction. A deferred tax asset provision of $10.6 million was also established upon initial adoption with a corresponding reduction in “Paid in capital.” This provision was then reduced by $2.7 million with the offset to “Accumulated deficit” to reflect the benefit associated with the additional interest recorded from July 2007 to December 31, 2008. See the tables below for changes to the relevant 2008 financials.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
1.	General (continued)
Balance Sheet

			Restated
	December 31, 2008	Adjustments	December 31, 2008
ASSETS
Deferred income taxes	$30,867	$(7,911)	$22,956

Total assets	$1,213,631		$1,205,720

LIABILITIES AND STOCKHOLDERS’ EQUITY

Long-term debt	$455,073	$(19,679)	$435,394

Capital in excess of par	603,731	15,830	619,561
Accumulated deficit	(52,237)	(4,062)	(56,299)

Total liabilities and stockholders’ equity	$1,213,631		$1,205,720

Statement of Operations

			Restated
	Three months ended		Three months ended
	September 30, 2008	Adjustments	September 30, 2008
Other expense:
Interest expense	$(5,820)	$(1,206)	$(7,026)

Income tax (benefit) expense:
Deferred	5,979	(485)	5,494

Net income	$18,551		$17,830

			Restated
	Nine months ended		Nine months ended
	September 30, 2008	Adjustments	September 30, 2008
Other expense:
Interest expense	$(17,386)	$(3,522)	$(20,908)

Income tax (benefit) expense:
Deferred	26,512	(1,416)	25,096

Net income	$65,035		$62,929

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
1.	General (continued)

The maturity date of the notes (July 15, 2012) is the expected life of the liability due to the current market value of the Company’s stock which is significantly lower than the note conversion price of $13.85 per share. The 7.25 percent cost of non-convertible debt was calculated for use in our decision model when the convertible notes were issued in July 2007. Using 7.25 percent, the fair value of the notes was calculated to be $98.5 million and the discount on the notes $26.5 million. Interest expense for the three and nine months ended of September 30, 2009 was increased by $1.3 million and $3.8 million, respectively, to reflect the fair value increment calculated as the amortization of the debt discount, using the effective interest rate method. In addition, $0.7 million of interest expense was recognized during the current quarter for the contractual interest coupon on these convertible notes.

Property, Plant and Equipment - In the first quarter 2009, we implemented a change in accounting estimate to more accurately reflect the useful life of some of the long-lived assets in our U.S. Drilling and International Drilling segments. This resulted in an approximate $12 million reduction in depreciation expense in the nine months ended September 30, 2009. We extended the useful lives of these long-lived assets based on our review of their service lives, technological improvements in the asset, and recent changes to our refurbishment and maintenance practices which helped to extend the lives.

Non-Controlling Interest — In December 2007, the FASB issued accounting guidance in regards to noncontrolling interests in consolidating financial statements. The enhanced guidance related to the disclosure of information regarding noncontrolling interests in a subsidiary and their effect on the company. For the Company, the new guidance is effective January 1, 2009. The Company did not apply the disclosure provisions of the new guidance as the information regarding noncontrolling interests in a subsidiary is immaterial to the consolidated condensed financial statements.

Construction Contract - Historically the Company has primarily constructed drilling rigs for its own use. In some instances, however, the Company enters into contracts to design, construct, deliver and commission a rig for a major customer. In 2008, we were awarded a cost reimbursable, fixed fee contract to construct, deliver and commission a rig for extended-reach drilling work in Alaska. Total cost of the construction phase is currently expected to be approximately $219 million. The Company recognizes revenues received and costs incurred related to its construction contract on a gross basis and income for the related fees on a percentage of completion basis using the cost-to-cost method. Construction costs in excess of funds received from the customer are accumulated and reported as part of other current assets. At September 30, 2009, a net asset of $18.7 million is included in other current assets.

Cash and Cash Equivalents - For purposes of the balance sheet and the statement of cash flows, the Company considers cash equivalents to be all highly liquid investment instruments that have a remaining maturity of three months or less at the date of purchase.

Subsequent Events - In preparing these financial statements, we have evaluated subsequent events through November 6, 2009, which is the date the financial statements are being issued.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
2.	Earnings Per Share (“EPS”)

	Three Months Ended September 30, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$7,094,000	113,263,123	$0.06

Effect of dilutive securities:
Stock options and restricted stock		1,974,225	$—

Diluted EPS:
Net income	$7,094,000	115,237,348	$0.06

	Nine Months Ended September 30, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$13,591,000	112,905,172	$0.12

Effect of dilutive securities:
Stock options and restricted stock		1,698,936	$—

Diluted EPS:
Net income	$13,591,000	114,604,108	$0.12

	Three Months Ended September 30, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$17,830,000	111,756,322	$0.16

Effect of dilutive securities:
Stock options and restricted stock		891,128	$—

Diluted EPS:
Net income	$17,830,000	112,647,450	$0.16

	Nine Months Ended September 30, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$62,929,000	111,243,745	$0.57

Effect of dilutive securities:
Stock options and restricted stock		1,080,821	$(0.01)

Diluted EPS:
Net income	$62,929,000	112,324,566	$0.56

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
2.	Earnings Per Share (“EPS”) (continued)

There were no options to purchase shares of common stock outstanding during the three months ended September 30, 2009, and options to purchase 90,300 shares of common stock with exercise prices ranging from $3.78 to $4.20 were outstanding during the nine months ended September 30, 2009, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares and would have been accretive. All stock options outstanding during the three and nine months ended September 30, 2008, were included in the computation of diluted EPS as the options’ exercise prices were less than the average market price of the common shares.
3.	Business Segments - The five primary services we provide are as follows: International Drilling, U.S. Drilling, Project Management and Engineering Services, Construction Contract and Rental Tools. In the first quarter of 2008, the Company created the Project Management and Engineering Services segment by combining our labor, operations and maintenance and engineering services contracts which had been previously reported in our U.S. Drilling or International Drilling segments. The segment was created in anticipation of the significant expansion of these projects and services and senior management’s resultant separate performance assessment and resource allocation for this segment. This segment’s operations, unlike our U.S. and International Drilling and Rental Tools operations, generally require little or no capital expenditures, and therefore have different performance assessment and resource needs. The Company anticipates further growth of this segment of our business and reviews and assesses its performance separately. In the second quarter of 2008, the Company created the Construction Contract segment to reflect the Company’s Engineering, Procurement, Construction and Installation contract (“EPCI”). The Construction Contract segment income (fees) is accounted for on a percentage of completion basis using the cost-to-cost method. Revenues received and costs incurred related to the contract are recorded on a gross basis.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
3.	Business Segments (continued)
Information regarding our operations by industry segment for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Dollars in Thousands)
Revenues:
International Drilling	$63,966	$92,226	$220,626	$238,885
U.S. Drilling	12,350	44,743	35,095	139,999
Project Management and Engineering Services	25,869	24,089	81,814	72,219
Construction Contract	55,325	20,421	149,642	40,501
Rental Tools	23,899	45,975	89,948	125,858

Total revenues	$181,409	$227,454	$577,125	$617,462

Operating gross margin:
International Drilling	$8,734	$14,241	$41,809	$29,029
U.S. Drilling	(4,842)	14,166	(21,081)	48,475
Project Management and Engineering Services	6,449	2,638	18,217	10,400
Construction Contract	3,122	1,098	7,525	2,128
Rental Tools	2,763	20,176	22,672	53,812

Total operating gross margin	16,226	52,319	69,142	143,844

General and administration expense	(9,812)	(9,271)	(33,998)	(24,420)
Provision for reduction in carrying value of certain assets	(2,757)	—	(2,757)	—
Gain on disposition of assets, net	1,225	799	2,007	2,014

Total operating income	4,882	43,847	34,394	121,438

Interest expense	(7,093)	(7,026)	(22,663)	(20,908)
Other	150	682	530	519

Income (loss) before income taxes	$(2,061)	$37,503	$12,261	$101,049

4.	Disposition of Assets - In the first nine months of 2009 asset dispositions consisted primarily of the sale of miscellaneous equipment, resulting in a recognized gain of $2.0 million. Asset dispositions in the first nine months of 2008 included the sale of Rig 206 in Indonesia, which we sold at our net book value, and miscellaneous equipment that resulted in a recognized gain of $2.0 million.
5.	Accounting for Uncertainty in Income Taxes — FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. During March 2008, the Company resolved the pending tax case with the Kazakhstan Ministry of Finance by paying the reduced interest assessment related to tax payments made in 2007 (see Note 8 - Kazakhstan Tax Case), and we accordingly reduced the previously recorded accruals based on the final resolution of this matter. During 2009, the Company recognized $1.1 million of expense related to certain intercompany transactions between our U.S. companies and foreign affiliates. In addition, the Company recognized $0.4 million of expense in the third quarter of 2009 related to certain overhead charges at risk of not being fully deductible in a foreign jurisdiction by one of our foreign branches. As of September 30, 2009, the Company had a remaining liability for unrecognized tax benefits of $12.7 million primarily related to foreign operations.
6.	Income Tax Expense — Income tax benefit was $9.2 million for the third quarter of 2009, as compared to income tax expense of $19.7 million for the third quarter of 2008 which includes the reversal of a $3.1 million reserve for 2007 foreign tax credits. The decrease in income tax expense in the third quarter of 2009, compared to the third quarter of 2008, was primarily due to lower pre-tax income in the third quarter of 2009, as well as an incremental tax benefit of $6.1 million for crediting foreign taxes previously deducted.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
7.	Saudi Arabia Joint Venture - On April 9, 2008, a subsidiary of the Company executed an agreement (“Sale Agreement”) to sell its 50 percent share interest in Al-Rushaid Parker Drilling Co. Ltd. (“ARPD”) to an affiliate of the Al Rushaid subsidiary that owned the remaining 50 percent interest. The terms of the Sale Agreement provided for a $2.0 million payment to the Company’s subsidiary as consideration for the 50 percent share interest of the subsidiary and partial repayment of investments and advances of the Company’s subsidiary to ARPD, including a $5.0 million advance in January 2008. During the first quarter of 2008, the subsidiary made the decision to terminate any future funding to ARPD, and accordingly, the Company did not record equity in losses of ARPD in the first quarter of 2008. We recognized a $1.1 million loss, net of income taxes, in the first quarter of 2008 primarily as a result of nonrecoverable costs, as per the terms of the Sale Agreement, incurred by the Company’s affiliate to support ARPD operations. The subsidiary received the $2.0 million on April 15, 2008 in full settlement of the Company’s investment in and advances to ARPD. The Sale Agreement obligates the resulting Saudi shareholders to indemnify the Company’s subsidiary and its affiliates from claims arising out of, or related to, the operations of ARPD, including the drilling contracts between ARPD and Saudi Aramco, ARPD’s bank loans and vendors providing goods or services to ARPD. Each party has agreed to waive any claims that it may have against the other party arising out of the business of ARPD on or before the closing date, and subject to the formal transfer of the shares to the Company’s subsidiary, has agreed to disclaim any remaining rights with respect to the unpaid portion of shareholder loans and payables owed by ARPD to the subsidiary. The formal transfer of shares was approved by the Saudi Arabian authorities in July 2008.

The agreement also provides that there are no restrictions on the Company or any of its affiliates with regard to competing with ARPD in the future, including in Saudi Arabia.
8.	Kazakhstan Tax Case - On October 12, 2005, the Kazakhstan Branch (“PKD Kazakhstan”) of Parker Drilling’s subsidiary, Parker Drilling Company International Limited (“PDCIL”), received an Act of Tax Audit from the Ministry of Finance of Kazakhstan (“MinFin”) assessing PKD Kazakhstan an amount of KZT (Kazakhstan Tenge) 14.9 billion (approximately $125.8 million). Approximately KZT7.5 billion or $63.3 million was assessed for import Value Added Tax (“VAT”) on equipment imported to perform drilling contracts, including administrative fines and interest (the “VAT Assessment”). Approximately KZT7.4 billion or $62.5 million was assessed for corporate income tax, individual income tax and social tax, administrative fines and interest in connection with reimbursements received by PDCIL from a client for the upgrade of Barge Rig 257 and other issues related to PKD Kazakhstan’s operations in the Republic of Kazakhstan (the “Income Tax Assessment”).

On May 24, 2006, the Supreme Court of the Republic of Kazakhstan (“SCK”) issued a decision upholding the VAT Assessment. Consistent with its contractual obligations, on November 20, 2006, the client advanced the actual amount of the VAT Assessment and this amount has been remitted to MinFin. The administrative fines related to the VAT Assessment are being appealed. The client is contractually responsible to reimburse PKD Kazakhstan for any administrative fines ultimately assessed. The client has also contractually agreed to reimburse PKD Kazakhstan for any incremental income taxes that PKD Kazakhstan incurs from the reimbursement of this VAT Assessment. As of September 30, 2009, the appeal of the administrative fines was still being pursued.

After multiple appeals to the SCK and two meetings of the U.S. Competent Authorities under the Mutual Agreement Procedure of the U.S.- Kazakhstan Tax Treaty, the SCK ultimately upheld the Income Tax Assessment and on December 12, 2007, PKD Kazakhstan paid the principal tax portion of the Income Tax Assessment, net of estimated taxes previously paid. After a further appeal against the interest portion of the notice of assessment, on February 25, 2008, the Atyrau Economic Court issued a ruling that interest on the income tax assessed should accrue from the October 12, 2005 assessment date as opposed to the original assessment in 2001, resulting in a revised interest assessment by the Atyrau Tax Committee of approximately US$13 million, which was paid by PKD Kazakhstan on March 14, 2008, in final resolution of this matter.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
9.	Long-Term Debt

	September 30,	December 31,
	2009	2008
	(Dollars in Thousands)
Convertible Senior Notes payable in July 2012 with interest at 2.125% payable semi-annually in January and July, net of unamortized discount of $15,896 at September 30, 2009 and $19,679 at December 31, 2008	$109,104	$105,321

Senior Notes payable in October 2013 with interest at 9.625% payable semi-annually in April and October net of unamortized premium of $2,588 at September 30, 2009 and $3,073 at December 31, 2008	227,588	228,073

Term Note which began amortizing September 30, 2009 at equal installments of $3.0 million per quarter with interest at prime, plus an applicable margin or LIBOR, plus an applicable margin	47,000	50,000

Revolving Credit Facility with interest at prime, plus an applicable margin or LIBOR, plus an applicable margin	42,000	58,000

Total debt	425,692	441,394
Less current portion	12,000	6,000

Total long-term debt	$413,692	$435,394

In May 2008, accounting guidance was issued relating to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separated to account for the fair value of the debt and equity components as of the date of issuance to reflect the issuer’s non-convertible debt borrowing rate. The accounting guidance is effective for financial periods beginning after December 15, 2008 and is applied retrospectively to all periods presented (retroactive restatement) (see Note 1).

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

The 2008 Credit Facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Revolving loans are available under the 2008 Credit Facility subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and eligible rental equipment of the Company and its subsidiary guarantors. As of September 30, 2009, there were $17.7 million in letters of credit outstanding, $47.0 million outstanding on the Term Loan Facility and $42.0 million outstanding on the Revolving Credit Facility. As of September 30, 2009, the amount drawn represents 75 percent of the capacity of the Revolving Credit Facility. The Term Loan began amortizing on September 30, 2009 at equal installments of $3.0 million per quarter. On January 30, 2009, Lehman Commercial Paper, Inc. assigned its obligations under the 2008 Credit Facility to Trustmark National Bank. Upon assignment, Trustmark National Bank fully funded Lehman Commercial Paper, Inc.’s commitment, including an additional $4.0 million that Lehman Commercial Paper, Inc. did not fund in October 2008, therefore increasing our borrowings under the Revolving Credit Facility to $62.0 million at that time. The Company expects to use the drawn amounts over the next twelve months to fund construction of two new rigs for work in Alaska. As of September 30, 2009, the Company is in compliance with all covenants.

The estimated fair value of our $225.0 million principal amount of 9.625% Senior Notes due 2013, based on quoted market prices, was $223.0 million at September 30, 2009. The estimated fair value of our $125.0 million principal amount of Convertible Senior Notes due 2012 was $107.0 million on September 30, 2009.
10.	Contingencies

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
The complaints allege that the Company’s subsidiaries and other drilling contractors used asbestos-containing products in offshore drilling operations, land-based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability and claims under the Jones Act and that the plaintiffs are entitled to monetary damages. Based on the report of the special master, these complaints have been severed and venue of the claims transferred to the county in which the plaintiff resides or the county in which the cause of action allegedly accrued. Subsequent to the filing of amended complaints, Parker Drilling has joined with other co-defendants in filing motions to compel discovery to determine which plaintiffs have an employment relationship with which defendant, including whether or not any plaintiffs have an employment relationship with subsidiaries of Parker Drilling. To date, sixteen (16) plaintiffs have identified Parker Drilling or one of its affiliates as a defendant.

The subsidiaries named in these asbestos-related lawsuits intend to defend themselves vigorously and, based on the information available to the Company at this time, the Company does not expect the outcome to have a material adverse effect on its financial condition, results of operations or cash flows; however, the Company is unable to predict the ultimate outcome of these lawsuits. No amounts were accrued at September 30, 2009.

Gulfco Site

Several years ago the Company received an information request under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) designating Parker Drilling Offshore Corporation, a subsidiary of Parker Drilling as a potentially responsible party with respect to the Gulfco Marine Maintenance, Inc. Superfund Site in Freeport, Texas (EPA No. TX 055144539). The subsidiary responded to this request in 2003. In January 2008, the subsidiary received an administrative order to participate in an investigation of the site and a study of the remediation needs and alternatives. The EPA alleges that the subsidiary is successor to a party who owned the Gulfco site during the time when chemical releases took place there. Two other parties have been performing that work since mid-2005 under an earlier version of the same order. The subsidiary believes that it has a sufficient cause to decline participation under the order and has notified the EPA of that decision. Non-compliance with an EPA order absent sufficient cause for doing so can result in substantial penalties under CERCLA. The subsidiary is continuing to evaluate its relationship to the site and has conferred with the EPA and the other parties in an effort to resolve the matter. The Company has not yet estimated the amount or impact on our operations, financial position or cash flows of any costs related to the site. To date, the EPA and other parties have spent approximately $3.0 million studying and conducting initial remediation of the site. It is anticipated that an additional $1.3 million or more will be required to complete the remediation. Other cost (not yet quantified) such as interest and administrative overhead could be added to any action against the company. However, we currently anticipate that the cost of investigation and remediation of the site will not exceed $5.0 million and will be shared by all responsible parties. The Company does not believe it has any obligation with respect to the remediation of the property, and accordingly no accrual was made as of September 30, 2009.

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

Kazakhstan Ministry of Finance Tax Audit

On August 14, 2009, the Kazakhstan Branch (“PKD Kazakhstan”) of Parker Drilling’s subsidiary, Parker Drilling Company International Limited (“PDCIL”), received an Act of Tax Audit from the Ministry of Finance of Kazakhstan (“MinFin”) for the period January 01, 2005 through December 31, 2007. PKD Kazakhstan was assessed additional taxes in the amount of KZT (Kazakhstan Tenge) 1.45 billion (approximately $9.7 million) and associated interest in the amount of KZT 700 million (approximately $4.7 million). The amounts assessed relate to corporate income taxes and interest in connection with the disallowance of the head office’s management and administrative expenses, loan interest and state duties, as well as Value Added Taxes (“VAT”) and interest in connection with VAT offset on debts classified as doubtful by MinFin and for property taxes and interest in connection with Barge Rig 257 as a result of MinFin applying a lower rate of depreciation.

On September 25, 2009, PKD Kazakhstan appealed the Act of Tax Audit with MinFin on the basis the Branch exercised its rights provided by the Convention between the Governments of the Republic of Kazakhstan and the United States of America on the Avoidance of Double Taxation and the Prevention of the Fiscal Evasion with respect to Taxes on Income and Capital as well as improper application of Kazakhstan Tax Code provisions. PKD Kazakhstan is currently waiting on MinFin’s response. As of November 6, 2009, MinFin had not responded to the appeal.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
10.	Contingencies (continued)

Kazakhstan Ministry of Finance Tax Audit (continued)

PKD Kazakhstan intends to defend itself vigorously and, based on the information available to the Company at this time, the Company does not expect the outcome to have a material adverse effect on its financial condition, results of operations or cash flows; however, the Company is unable to predict the ultimate outcome of this Act of Tax Audit. No amounts were accrued at September 30, 2009.
11.	Recent Accounting Pronouncements - The FASB Accounting Standards Codification ™ (“ASC”) is the exclusive authoritative reference for nongovernmental U.S. generally accepted accounting principles (“GAAP”) for use in financial statements issued for both interim and annual reporting periods ending after September 15, 2009, except for SEC rules and interpretive releases, which also are authoritative GAAP for SEC registrants. The change was established by FASB Statement 168, which divides nongovernmental U.S. GAAP into the authoritative Codification and guidance that is non-authoritative which essentially removed the FASB’s previous four-level hierarchy. We have implemented the Codification principles into this filing using the “plain English” approach as supported by the technical accounting guidance supporting the Codification.

In May 2009, the FASB issued accounting guidance related to “Subsequent Events,” which established general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted the new disclosure requirements in our June 30, 2009 condensed consolidated financial statements.

In April 2009, the FASB issued accounting guidance related to “Interim Disclosures about Fair Value of Financial Instruments.” This guidance amended previously issued guidance about “Disclosures about Fair Value of Financial Instruments,” requiring publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements. The guidance was effective for interim periods ending after June 15, 2009. We have adopted the new disclosure requirements in our June 30, 2009 financial statements.
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

AralParker (a Kazakhstan joint stock company, owned 100 percent by Parker Drilling (Kazakstan), LLC, Casuarina Limited (a wholly-owned captive insurance company), KDN Drilling Limited, Mallard Argentine Holdings, Ltd., Mallard Drilling of South America, Inc., Mallard Drilling of Venezuela, Inc., Parker Drilling Investment Company, Parker Drilling (Nigeria) Limited, Parker Drilling Company (Bolivia) S.A., Parker Drilling Company Kuwait Limited, Parker Drilling Company Limited (Bahamas), Parker Drilling Company of New Zealand Limited, Parker Drilling Company of Sakhalin, Parker Drilling de Mexico S. de R.L. de C.V., Parker Drilling International of New Zealand Limited, Parker Drilling Tengiz, Ltd., PD Servicios Integrales, S. de R.L. de C.V., PKD Sales Corporation, Parker SMNG Drilling Limited Liability Company (owned 50 percent by Parker Drilling Company International, LLC), Parker Drilling Kazakhstan B.V., Parker Drilling AME Limited, Parker Drilling Asia Pacific, LLC, PD International Holdings C.V.,PD Dutch Holdings C.V., PD Selective Holdings C.V., PD Offshore Holdings C.V., Parker Drilling Netherlands B.V., Parker Drilling Dutch B.V., Parker Hungary Rig Holdings Limited Liability Company, Parker Drilling Spain Rig Services, S L, Parker 3Source, LLC, Parker 5272, LLC, Parker Central Europe Rig Holdings Limited Liability Company, Parker Cyprus Leasing Limited, Parker Cyprus Ventures Limited, Parker Drilling International B.V., Parker Drilling Offshore B.V., Parker Drilling Offshore International, Inc., Parker Drilling Overseas B.V., Parker Drilling Russia B.V., Parker Drillsource, LLC, PD Sourcing, Services, Ltd., PD Personnel Labor Ltd., SaiPar Drilling Company B.V. (owned 50% by Parker Drilling Dutch B.V.) and Parker Enex, LLC are all non-guarantor subsidiaries. The Company is providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	September 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$23,885	$3,720	$66,826	$—	$94,431
Accounts and notes receivable, net	20,648	203,972	133,390	(161,971)	196,039
Rig materials and supplies	—	8,621	20,280	—	28,901
Deferred costs	—	3,026	3,963	—	6,989
Deferred income taxes	9,735	—	—	—	9,735
Other tax assets	89,928	(58,888)	(721)	—	30,319
Other current assets	557	31,333	35,076	(20,616)	46,350

Total current assets	144,753	191,784	258,814	(182,587)	412,764

Property, plant and equipment, net	79	502,841	199,777	123	702,820

Investment in subsidiaries and intercompany advances	951,029	886,570	59,153	(1,896,752)	—

Investment in and advances to unconsolidated joint venture	—	4,620	(4,620)	—	—

Other noncurrent assets	46,774	20,302	17,789	(10,032)	74,833

Total assets	$1,142,635	$1,606,117	$530,913	$(2,089,248)	$1,190,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,000	$—	$—	$—	$12,000
Accounts payable and accrued liabilities	54,387	328,711	95,687	(351,269)	127,516
Accrued income taxes	618	3,364	5,985	—	9,967

Total current liabilities	67,005	332,075	101,672	(351,269)	149,483

Long-term debt	413,692	—	—	—	413,692
Other long-term liabilities	10	13,812	15,930	(10,033)	19,719
Long-term deferred tax liability	—	1,237	6,941	—	8,178
Intercompany payables	62,583	583,025	76,571	(722,179)	—
Contingencies (Note 10)	—	—	—	—	—

Stockholders’ equity:
Common stock	19,361	39,898	21,153	(61,051)	19,361
Capital in excess of par value	622,692	997,078	243,024	(1,240,102)	622,692
Retained earnings (accumulated deficit)	(42,708)	(361,008)	65,622	295,386	(42,708)

Total stockholders’ equity	599,345	675,968	329,799	(1,005,767)	599,345

Total liabilities and stockholders’ equity	$1,142,635	$1,606,117	$530,913	$(2,089,248)	$1,190,417

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended September 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$139,806	$46,680	$(5,077)	$181,409

Operating expenses	—	108,308	32,645	(5,077)	135,876
Depreciation and amortization	—	21,440	7,867	—	29,307

Total operating gross margin	—	10,058	6,168	—	16,226

General and administration expense (1)	(48)	(9,758)	(6)	—	(9,812)
Provision for reduction in carrying value of certain assets	—	(2,757)	—	—	(2,757)
Gain on disposition of assets, net	—	1,075	150	—	1,225

Total operating income (loss)	(48)	1,375	6,312	—	4,882

Other income and (expense):
Interest expense	(8,043)	(11,635)	(758)	13,343	(7,093)
Interest income	10,493	2,277	1,008	(13,343)	435
Other	—	(283)	(2)	—	(285)
Equity in net earnings of subsidiaries	(17,775)	—	—	17,775	—

Total other income and (expense)	(15,325)	(9,641)	248	17,775	(6,943)

Income (benefit) before income taxes	(15,373)	(8,266)	6,560	17,775	(2,061)

Income tax expense (benefit):
Current	(10,240)	11,530	35	—	1,325
Deferred	(12,227)	1,759	(12)	—	(10,480)

Total income tax expense (benefit)	(22,467)	13,289	23	—	(9,155)

Net income (loss)	$7,094	$(21,555)	$6,537	$17,775	$7,094

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended September 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$171,597	$81,945	$(26,088)	$227,454

Operating expenses	5	104,648	65,907	(26,088)	144,472
Depreciation and amortization	—	21,745	8,918	—	30,663

Total operating gross margin	(5)	45,204	7,120	—	52,319

General and administration expense (1)	(42)	(9,221)	(8)	—	$(9,271)
Gain on disposition of assets, net	—	461	338	—	799

Total operating income (loss)	(47)	36,444	7,450	—	43,847

Other income and (expense):
Interest expense	(8,187)	(11,814)	(62)	13,037	(7,026)
Interest income	10,655	1,890	875	(13,037)	383
Other	2	297	—	—	299
Equity in net earnings of subsidiaries	28,048	—	—	(28,048)	—

Total other income and (expense)	30,518	(9,627)	813	(28,048)	(6,344)

Income (loss) before income taxes	30,471	26,817	8,263	(28,048)	37,503

Income tax (benefit) expense:
Current	12,013	2,372	(206)	—	14,179
Deferred	628	4,897	(31)	—	5,494

Total income tax (benefit) expense	12,641	7,269	(237)	—	19,673

Net income (loss)	$17,830	$19,548	$8,500	$(28,048)	$17,830

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine months ended September 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$432,922	$197,651	$(53,448)	$577,125

Operating expenses	—	328,759	147,290	(53,448)	422,601
Depreciation and amortization	—	62,450	22,932	—	85,382

Total operating gross margin	—	41,713	27,429	—	69,142

General and administration expense (1)	(131)	(33,827)	(40)	—	(33,998)
Provision for reduction in carrying value of certain assets	—	(2,757)	—	—	(2,757)
Gain on disposition of assets, net	—	1,683	324	—	2,007

Total operating income (loss)	(131)	6,812	27,713	—	34,394

Other income and (expense):
Interest expense	(25,442)	(35,030)	(921)	38,730	(22,663)
Interest income	31,717	5,951	8,318	(45,091)	895
Other	(3)	(373)	11	—	(365)
Equity in net earnings of subsidiaries	(26,848)	—	—	26,848	—

Total other income and (expense)	(20,576)	(29,452)	7,408	20,487	(22,133)

Income (loss) before income taxes	(20,707)	(22,640)	35,121	20,487	12,261

Income tax expense (benefit):
Current	(15,929)	22,948	7,205	—	14,224
Deferred	(18,369)	2,867	(52)	—	(15,554)

Total income tax expense (benefit)	(34,298)	25,815	7,153	—	(1,330)

Net income (loss)	$13,591	$(48,455)	$27,968	$20,487	$13,591

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine months ended September 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$464,000	$226,148	$(72,686)	$617,462

Operating expenses	2	281,697	179,610	(72,686)	388,623
Depreciation and amortization	—	63,283	21,712	—	84,995

Total operating gross margin	(2)	119,020	24,826	—	143,844

General and administration expense (1)	(163)	(24,217)	(40)	—	(24,420)
Gain on disposition of assets, net	—	1,393	621	—	2,014

Total operating income (loss)	(165)	96,196	25,407	—	121,438

Other income and (expense):
Interest expense	(24,440)	(35,392)	(208)	39,132	(20,908)
Changes in fair value of derivative positions	—	—	—	—	—
Interest income	31,916	5,700	2,637	(39,132)	1,121
Equity in loss of unconsolidated joint venture, net of taxes	—	(1,105)	—	—	(1,105)
Minority interest	—	—	—	—	—
Other	4	302	197	—	503
Equity in net earnings of subsidiaries	75,435	—	—	(75,435)	—

Total other income and (expense)	82,915	(30,495)	2,626	(75,435)	(20,389)

Income (loss) before income taxes	82,750	65,701	28,033	(75,435)	101,049

Income tax (benefit) expense:
Current	4,748	1,363	6,913	—	13,024
Deferred	15,073	9,561	462	—	25,096

Total income tax expense	19,821	10,924	7,375	—	38,120

Net income (loss)	$62,929	$54,777	$20,658	$(75,435)	$62,929

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine months ending September 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$13,591	$(48,455)	$27,968	$20,487	$13,591
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	62,450	22,932	—	85,382
Gain on disposition of assets	—	(1,683)	(324)	—	(2,007)
Deferred tax expense (benefit)	(18,369)	2,867	(52)	—	(15,554)
Provision for reduction in carrying value of certain assets		2,757			2,757
Expenses not requiring cash	8,347	(1)	—	—	8,346
Equity in net earnings of subsidiaries	26,848	—	—	(26,848)	—
Change in accounts receivable	31,144	(35,696)	(1,799)	—	(6,351)
Change in other assets	(18,815)	41,136	(33,647)	—	(11,326)
Change in liabilities	12,658	(24,529)	3,360	—	(8,511)

Net cash provided by (used in) operating activities	55,404	(1,154)	18,438	(6,361)	66,327

Cash flows from investing activities:
Capital expenditures	—	(113,409)	(13,500)	—	(126,909)
Proceeds from the sale of assets	—	2,632	732	—	3,364
Intercompany dividend payments	—	—	(6,361)	6,361	—

Net cash provided by (used in) investing activities	—	(110,777)	(19,129)	6,361	(123,545)

Cash flows from financing activities:
Proceeds from draw on revolver credit facility	4,000	—	—	—	4,000
Paydown on revolver credit facility	(23,000)	—	—	—	(23,000)
Proceeds from stock options exercised	199	—	—	—	199
Excess tax cost from stock-based compensation	(1,848)	—	—	—	(1,848)
Intercompany advances, net	(122,194)	105,911	16,283	—	—

Net cash provided by (used in) financing activities	(142,843)	105,911	16,283	—	(20,649)

Net increase (decrease) in cash and cash equivalents	(87,439)	(6,020)	15,592	—	(77,867)

Cash and cash equivalents at beginning of year	111,324	9,741	51,233	—	172,298

Cash and cash equivalents at end of period	$23,885	$3,720	$66,826	$—	$94,431

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine months ending September 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$62,929	$54,777	$20,658	$(75,435)	$62,929
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	63,283	21,712	—	84,995
Gain on disposition of assets	—	(1,393)	(621)	—	(2,014)
Equity in loss of unconsolidated joint venture	—	1,105	—	—	1,105
Deferred income tax expense	15,073	9,561	462	—	25,096
Expenses not requiring cash	8,863	2,917	—	—	11,780
Equity in net earnings of subsidiaries	(75,435)	—	—	75,435	—
Change in accounts receivable	20,418	752	(68,073)	—	(46,903)
Change in other assets	8,039	(4,065)	3,653	—	7,627
Change in liabilities	(1,542)	(48,426)	38,081	—	(11,887)

Net cash provided by operating activities	38,345	78,511	15,872	—	132,728

Cash flows from investing activities:
Capital expenditures	—	(128,803)	(28,510)	—	(157,313)
Proceeds from the sale of assets	—	3,284	0	—	3,284
Proceeds from insurance claims	—	—	951	—	951
Investment in unconsolidated joint venture	—	(5,000)	—	—	(5,000)

Net cash used in investing activities	—	(130,519)	(27,559)	—	(158,078)

Cash flows from financing activities:
Proceeds from draw on term note facility	50,000	—	—	—	50,000
Paydown on revolver credit facility	(35,000)	—	—	—	(35,000)
Proceeds from draw on revolver credit facility	25,000	—	—	—	25,000
Payment of debt issuance costs	(1,846)	—	—	—	(1,846)
Proceeds from stock options exercised	1,970	—	—	—	1,970
Excess tax benefit from stock based compensation	379	—	—	—	379
Intercompany advances, net	(83,520)	51,641	31,879	—	—

Net cash provided by (used in) financing activities	(43,017)	51,641	31,879	—	40,503

Net increase (decrease) in cash and cash equivalents	(4,672)	(367)	20,192	—	15,153

Cash and cash equivalents at beginning of year	31,326	8,314	20,484	—	60,124

Cash and cash equivalents at end of period	$26,654	$7,947	$40,676	$—	$75,277

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Form 10-Q, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:
•	stability of prices and demand for oil and natural gas;

•	levels of oil and natural gas exploration and production activities;

•	demand for contract drilling and drilling related services and demand for rental tools;

•	our future operating results and profitability;

•	our future rig utilization, dayrates and rental tools activity;

•	entering into new, or extending existing drilling contracts and our expectations concerning when our rigs will commence operations under such contracts;

•	growth through acquisitions of companies or assets;

•	construction or upgrades of rigs and expectations regarding when these rigs will commence operations;

•	capital expenditures for acquisition of rigs, construction of new rigs or major upgrades to existing rigs;

•	entering into joint venture agreements;

•	our future liquidity;

•	availability and sources of funds to reduce our debt and expectations of when debt will be reduced;

•	the outcome of pending or future legal proceedings, tax assessments and other claims;

•	the availability of insurance coverage for pending or future claims;

•	the enforceability of contractual indemnification in relation to pending or future claims;

•	compliance with covenants under our senior credit facility and indentures for our senior notes; and

•	organic growth of our operations.
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
•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business;

•	inability of the Company to access the credit markets;

•	the U.S. economy and the demand for natural gas;

•	worldwide demand for oil;

•	fluctuations in the market prices of oil and natural gas;

•	imposition of unanticipated trade restrictions;

•	unanticipated operating hazards and uninsured risks;

•	political instability, terrorism or war;

•	governmental regulations, including changes in accounting rules or tax laws or ability to remit funds to the U.S., that adversely affect the cost of doing business;

•	changes in the tax laws that would allow double taxation on foreign sourced income;

•	the outcome of our investigation and the parallel investigations by the Securities and Exchange Commission and the Department of Justice into possible violations of U.S. law, including the Foreign Corrupt Practices Act;

•	contemplated U.S. legislation on carbon emissions;

DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS (continued)
•	potential new “employer” taxes on U.S. Health Care Plans;

•	adverse environmental events;

•	adverse weather conditions;

•	global health concerns;

•	changes in the concentration of customer and supplier relationships;

•	ability of our customers and suppliers to obtain financing for their operations;

•	unexpected cost increases for new construction and upgrade and refurbishment projects;

•	delays in obtaining components for capital projects and ongoing operational maintenance;

•	shortages of skilled labor;

•	unanticipated cancellation of contracts by operators;

•	breakdown of equipment;

•	other operational problems including delays in start-up of operations;

•	changes in competition;

•	the effect of litigation and contingencies; and

•	other similar factors (some of which are discussed in documents referred to in this Form 10-Q, including the risk factors described in our 2008 Annual Report on Form 10-K and our other reports and filings with the Securities and Exchange Commission).
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
OVERVIEW AND OUTLOOK
Summary
     The results of this past quarter reflect the harsh conditions that prevailed in many of our markets as well as the durability and resilience of the Company’s strategy, business balance and geographic diversity. Through cost containment actions we were able to moderate the adverse effects on our operations’ results while employing our business strategies as previously disclosed and discussed in our annual filings, we were able to maintain our competitive position.
     The International Drilling, U.S. Gulf of Mexico Barge Drilling and Rental Tools segments reported lower revenues, compared to the prior year’s third quarter. These lower revenues were caused by reduced utilization in each business and lower dayrates for the barge drilling operations and higher price discounts for rental tools. The international drilling segment has experienced pricing pressures, though, by managing costs, the segment has improved its gross margin and gross margin as percent of revenues. Meanwhile, Project Management & Engineering Services revenues increased, due primarily to the long-term nature of our customers’ plans and programs. Construction Contract revenues increased in line with progress on the BP-owned Liberty rig (“Liberty”). Despite difficult and challenging market conditions, each of our operations produced positive gross margins, including the barge drilling business which recorded a 18.6 percent gross margin as a percent of sales (excluding non-cash depreciation) this past quarter and has achieved a positive gross margin year-to-date.
Overview
     Revenues for the three months ended September 30, 2009 declined 20.0 percent to $181.4 million from the prior year’s third quarter revenues of $227.5 million, attributable to declines in worldwide drilling and tool rental revenues partially offset by increased revenues related to project management and construction contracts.

OVERVIEW AND OUTLOOK (continued)
     International Drilling revenues fell as a result of lower average fleet utilization. Rental Tools revenues decreased primarily from the decline in U.S. land and Gulf of Mexico shelf drilling activity and the impact of increased discounting. The discounting has been partially offset by increased demand for work-over equipment, increasing opportunities in the active shale regions and additional offshore deep drilling accounts. U.S. Barge Drilling revenues declined due to lower utilization and reduced dayrates. Revenues for Project Management and Engineering Services segment increased reflecting the contribution of pre-operational revenues for the Liberty rig operations and maintenance contract and from a FEED (“Front End Engineering Design”) study for Arkutun Dagi, while the Construction Contract segment revenues represent the Company’s progress on delivering, rigging-up and commissioning the Liberty rig.
     The Company recorded operating income of $4.9 million for the 2009 third quarter, compared to $43.8 million for the prior year’s third quarter. International Drilling’s gross margin decreased from the prior year while gross margin as a percent of revenues improved, primarily as a result of lower operating costs throughout the segment. The decline in gross margin for Rental Tools reflected the significant reduction in overall demand due to reduced drilling activity in the U.S. land market and Gulf of Mexico shelf. This has led to competitive discounting of rental rates that has impacted the segment’s gross margin and gross margin as a percent of revenues. U.S. Barge Drilling’s gross margin level reflects the reduced market activity in the Gulf of Mexico barge drilling market. An improvement from the 2009 second quarter was achieved through increased rig utilization and cost management initiatives. Project Management and Engineering Services’ gross margin and gross margin as a percent of revenues increased due to the contribution from a FEED (“Front End Engineering Design”) study for Arkutun Dagi, commissioning the Liberty rig and a lower level of reimbursables in the current quarter.
Outlook
     The U.S. Gulf of Mexico barge rig utilization rate increased sequentially in each of the last two quarters, rental tool placements have risen, the number of tenders for international drilling contracts has grown and project management opportunities have expanded. There are still areas of concern — dayrates remain under competitive market pressure, tool rental rates continue to be heavily discounted and contract commitments are slow to develop. Overall, though, we believe the outlook may be slowly improving. While there is some uncertainty in our outlook — and we believe it is warranted — we remain confident in the ability of our businesses to manage through these current market conditions to retain or add business based upon our technical capabilities and safety performance, and we will continue to control costs as we have demonstrated throughout the year. We believe these conditions present opportunities to make competitive and strategic gains based on the strength of our operations and business relationships.
     We expect to maintain our international rig utilization near the current rate in the short term. The level of rig tenders is improving and should support the current fleet utilization rates. There is still some pressure on dayrates on re-contracted rigs and our challenge will be to match this with lower costs and improved efficiency. In addition, our Caspian Sea barge drilling rig will be on reduced dayrate beginning in the fourth quarter as it undergoes a scheduled overhaul and upgrade.
     The slow pace of U.S. drilling and price discounting will continue to hamper our Rental Tools business. Added deepwater work and incremental activity in the Marcellus and other shale plays is expected to provide a partial offset to the discounting.
     In the near-term, we expect the U.S. Gulf of Mexico barge business to stabilize around current levels. There has been an improvement in the market’s overall fleet utilization which may improve dayrates. We are near the end of hurricane season and that should remove one impediment to drilling demand.
     Based on the currently contracted business, we anticipate project management to continue to perform at current levels through the remainder of the year.
     Construction Contract revenues and gross margin will reflect progress on the BP-owned Liberty rig which has been successfully sea-lifted to its satellite drilling island in Alaska with completion of this contract anticipated to occur in early 2010.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008
     We recorded net income of $7.1 million for the three months ended September 30, 2009, as compared to net income of $17.8 million for the three months ended September 30, 2008. Operating gross margin was $16.2 million for the three months ended September 30, 2009 as compared to $52.3 million for the three months ended September 30, 2008.
     In the first quarter of 2008, we began separate presentation of our project management and engineering services segment. As part of our long-term strategic growth plan, we have begun to separately monitor the results of this non-capital intensive segment of operations. We also created a new segment in the second quarter of 2008 to separately reflect results of our rig construction contracts.
     The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended September 30,
	2009		2008
		(Dollars in Thousands)
Revenues:
International Drilling	$63,966	35%	$92,226	41%
U.S. Drilling	12,350	7%	44,743	20%
Project Management and Engineering Services	25,869	14%	24,089	10%
Construction Contracts	55,325	30%	20,421	9%
Rental Tools	23,899	14%	45,975	20%

Total revenues	$181,409	100%	$227,454	100%

Operating gross margin (1):
International Drilling gross margin excluding depreciation and amortization	$22,002	34%	$28,544	31%
U.S. Drilling gross margin excluding depreciation and amortization	2,293	19%	22,893	51%
Project Management and Engineering Services gross margin excluding depreciation and amortization	6,449	25%	2,638	11%
Construction Contracts excluding depreciation and amortization	3,122	6%	1,098	5%
Rental Tools gross margin excluding depreciation and amortization	11,667	49%	27,809	60%
Depreciation and amortization	(29,307)		(30,663)

Total operating gross margin (2)	16,226		52,319

General and administration expense	(9,812)		(9,271)
Provision for reduction in carrying value of certain assets	(2,757)		—
Gain on disposition of assets, net	1,225		799

Total operating income	$4,882		$43,847

(1)	Gross margins, excluding the depreciation and amortization line item are computed as revenues less direct operating expenses, excluding depreciation and amortization expense; gross margin percentages are computed as gross margin, excluding depreciation and amortization, as a percent of revenues. The gross margin amounts, excluding depreciation and amortization, and gross margin percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (“GAAP”). However, we monitor our business segments based on several criteria, including gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

RESULTS OF OPERATIONS (continued)

			Project
			Management
			and
	International		Engineering	Construction
Three Months Ended:	Drilling	U.S. Drilling	Services	Contract	Rental Tools
		(Dollars in Thousands)
September 30, 2009
Operating gross margin (2)	$8,734	$(4,842)	$6,449	$3,122	$2,763
Depreciation and amortization	13,268	7,135	—	—	8,904

Drilling and rental gross margin excluding depreciation and amortization	$22,002	$2,293	$6,449	$3,122	$11,667

September 30, 2008
Operating gross margin (2)	$14,241	$14,166	$2,638	$1,098	$20,176
Depreciation and amortization	14,303	8,727	—	—	7,633

Drilling and rental gross margin excluding depreciation and amortization	$28,544	$22,893	$2,638	$1,098	$27,809

(2)	Gross margin (operating) — revenues less direct operating expenses, including depreciation and amortization expense.
International Drilling Segment
     This segment’s revenues decreased $28.3 million to $64.0 million during the current quarter when compared to the third quarter of 2008.
     Revenues in our Americas region decreased by $10.1 million mainly due to lower utilization and lower average dayrates. Revenues in our CIS AME region decreased by $12.2 million primarily due to three fewer rigs working during the period, with some offset resulting from improved dayrates on contracted rigs. In our Asia Pacific region, revenues decreased $6.0 million due to our operations ending in Papua New Guinea earlier in the year.
     International operating gross margin, excluding depreciation and amortization, decreased $6.5 million to $22.0 million during the current quarter of 2009 as compared to the third quarter of 2008. The decreased margins are attributable to the above mentioned decrease in revenues in the Asia Pacific regions being partially offset by lower operating expenses in our Africa Middle East regions and decreased margin during the third quarter of 2008, due to the change out of equipment in CIS AME and reduced activity in Indonesia.
U.S. Drilling Segment
     Revenues for this segment decreased $32.4 million to $12.4 million for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008. The decrease in revenues was primarily due to the market downturn which caused utilization to drop to 33 percent for the current quarter as compared to 79 percent in the same period in 2008 and a significant decrease in average dayrates from $39,900 to $26,200.
     As a result of the above mentioned factors, operating gross margin, excluding depreciation and amortization, decreased $20.7 million to $2.3 million when compared to the third quarter of 2008.
Project Management and Engineering Services Segment
     Revenues for this segment increased $1.8 million during the current period as compared to the comparable period of 2008. This increase was primarily the result of higher revenues recognized for a FEED study for our Arkutun Dagi project and for start-up activities related to the Liberty project. This was partially offset by decreases in our project management division and engineering services segment.
Construction Contract Segment
     Revenues from the construction of the Liberty extended-reach drilling rig for use in the Alaskan Beaufort Sea were $55.3 million for the third quarter of 2009. This project is a cost plus fixed fee contract. Operating gross margin for the EPCI project was $3.1 million based on the percentage of completion of the contract.

RESULTS OF OPERATIONS (continued)
Rental Tools Segment
     Rental tools revenues decreased $22.1 million to $23.9 million during the current quarter as compared to the third quarter of 2008. Lower overall demand has led to increased discounting, impacting both revenues and gross margin. Rental tools operating gross margins, excluding depreciation and amortization, decreased $16.1 million to $11.7 million for the current quarter as compared to the third quarter of 2008.
Other Financial Data
     Gain on disposition of assets for the third quarters of 2009 and 2008 was insignificant as a result of minor asset sales during each period. Interest expense and interest income remained relatively unchanged on a comparative basis. General and administration expense increased $0.5 million as compared to the third quarter of 2008.
     Depreciation expense remained relatively unchanged on a comparative basis due to a change in the accounting estimate, extending the useful life of certain long-lived assets for depreciation purposes. We extended useful lives of these long-lived assets based on our review of their service lives, technological improvements in the asset, and recent improvements to our refurbishment and maintenance practices.
     Provision for reduction in carrying value of certain assets was the result of writing down a $2.8 million asset related to vendor pre-payments whereby vendor filed bankruptcy.
     Income tax benefit was $9.2 million for the third quarter of 2009, as compared to income tax expense of $19.7 million for the third quarter of 2008 which includes the reversal of a $3.1 million reserve for 2007 foreign tax credits. The decrease in income tax expense in the third quarter of 2009, compared to the third quarter of 2008, was primarily due to lower pre-tax income in the third quarter of 2009, as well as an incremental tax benefit of $6.1 million for crediting foreign taxes previously deducted.
Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008
     We recorded net income of $13.6 million for the nine months ended September 30, 2009, as compared to net income of $62.9 million for the nine months ended September 30, 2008. Operating gross margin was $69.1 million for the nine months ended September 30, 2009 as compared to $143.8 million for the nine months ended September 30, 2008.
     In the first quarter of 2008, we began separate presentation of our project management and engineering services segment. As part of our long-term strategic growth plan, we continue to separately monitor the results of this non-capital intensive group of operations. We also created a new segment in the second quarter of 2008 to separately reflect results of our rig construction contracts and we continue to separately monitor the results of that segment as well.

RESULTS OF OPERATIONS (continued)
     The following is an analysis of our operating results for the comparable periods:

	Nine Months Ended September 30,
	2009		2008
	(Dollars in Thousands)
Revenues:
International Drilling	$220,626	38%	$238,885	39%
U.S. Drilling	35,095	6%	139,999	22%
Project Management and Engineering Services	81,814	14%	72,219	12%
Construction Contracts	149,642	26%	40,501	7%
Rental Tools	89,948	16%	125,858	20%

Total revenues	$577,125	100%	$617,462	100%

Operating gross margin (1):
International Drilling gross margin excluding depreciation and amortization	$79,998	36%	$65,970	28%
U.S. Drilling gross margin excluding depreciation and amortization	274	1%	74,497	53%
Project Management and Engineering Services gross margin excluding depreciation and amortization	18,217	22%	10,400	14%
Construction Contracts excluding depreciation and amortization	7,525	5%	2,128	5%
Rental Tools gross margin excluding depreciation and amortization	48,510	54%	75,844	60%
Depreciation and amortization	(85,382)		(84,995)

Total operating gross margin (2)	69,142		143,844

General and administration expense	(33,998)		(24,420)
Provision for reduction in carrying value of certain assets	(2,757)		—
Gain on disposition of assets, net	2,007		2,014

Total operating income	$34,394		$121,438

(1)	Gross margins, excluding the depreciation and amortization line item included within the above table, are computed as revenues less direct operating expenses, excluding depreciation and amortization expense; gross margin percentages are computed as gross margin, excluding depreciation and amortization, as a percent of revenues. The gross margin amounts, excluding depreciation and amortization, and gross margin percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (“GAAP”). However, we monitor our business segments based on several criteria, including gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

			Project
			Management
			and
	International		Engineering	Construction
Nine Months Ended:	Drilling	U.S. Drilling	Services	Contract	Rental Tools
	(Dollars in Thousands)
September 30, 2009
Operating gross margin (2)	$41,809	$(21,081)	$18,217	$7,525	$22,672
Depreciation and amortization	38,189	21,355	—	—	25,838

Drilling and rental gross margin excluding depreciation and amortization	$79,998	$274	$18,217	$7,525	$48,510

September 30, 2008
Operating gross margin (2)	$29,029	$48,475	$10,400	$2,128	$53,812
Depreciation and amortization	36,941	26,022	—	—	22,032

Drilling and rental gross margin excluding depreciation and amortization	$65,970	$74,497	$10,400	$2,128	$75,844

(2)	Gross margin (operating) — revenues less direct operating expenses, including depreciation and amortization expense.

RESULTS OF OPERATIONS (continued)
International Drilling Segment
     This segment’s revenues decreased $18.3 million to $220.6 million during the current period when compared to the same period of 2008.
     Revenues in our Americas region increased by $1.0 million mainly due to an additional three rigs being fully operational during the current period as two were rigging up during the comparable period and one other became operational later in 2008. Revenues in our CIS AME region decreased by $5.9 million primarily attributable to lower utilization in Kazakhstan and Turkmenistan, partially offset by a higher dayrate for our barge rig operating in the Caspian Sea. In our Asia Pacific region, revenues decreased $13.4 million due to lower utilization.
     International operating gross margin, excluding depreciation and amortization, increased $14.0 million to $80.0 million during the current period of 2009 as compared to the same period of 2008. The improved margins are attributable to the above mentioned increase in revenues and lower operating expenses in our Africa Middle East and Asia Pacific regions being partially offset by decreased margins due to the change out of equipment on rigs operating in CIS AME.
U.S. Drilling Segment
     Revenues for this segment decreased $104.9 million to $35.1 million for the period ended September 30, 2009 as compared to the period ended September 30, 2008. The decrease in revenues was primarily due to the market downturn which caused utilization for the U.S. barges to drop to approximately 29 percent for the current period as compared with approximately 82 percent in the same period in 2008. As a result of the above mentioned factors, gross margin, excluding depreciation and amortization, decreased $74.3 million to a $0.3 million when compared to the same period of 2008 and a significant decrease in average dayrates from $39,900 to $28,000.
Project Management and Engineering Services Segment
     Revenues for this segment increased $9.6 million during the current period as compared to the same period of 2008. This increase was primarily the result of revenues recognized for a FEED study for the Arkutun Dagi project and for start-up activities related to the Liberty project. The increase was partially offset by decreases in other Operations and Maintenance Projects. Operating gross margin for this segment increased $7.8 million in the current period.
Construction Contract Segment
     Revenues from the construction of the Liberty extended-reach drilling rig for use in the Alaskan Beaufort Sea were $149.6 million for the nine months ended September 30, 2009. This project is a cost plus fixed fee contract. Operating gross margin for the EPCI project was $7.5 million in the current period based on the percentage of completion of the contract.
Rental Tools Segment
     Rental tools revenues decreased $35.9 million to $89.9 million during the current period as compared to the same period of 2008. Lower overall demand has led to increased discounting, impacting both revenues and gross margin. Rental tools operating gross margins, excluding depreciation and amortization, decreased $27.3 million to $48.5 million for the current period as compared to the same period of 2008.
Other Financial Data
     Gain on dispositions of assets for the nine months ended of 2009 and 2008 was insignificant as a result of minor asset sales during each period. Interest expense increased $1.8 million during the current period as compared to the same period of 2008 due to higher borrowings on our credit facility. Interest income remained relatively unchanged on a comparative basis. General and administration expense increased $9.6 million as compared to the same period of 2008 due primarily to higher legal and professional fees associated with the ongoing DOJ and SEC investigations into the activities of a certain customs agent and international trade restrictions as discussed in Note 10 in the notes to the unaudited consolidated condensed financial statements.

RESULTS OF OPERATIONS (continued)
Other Financial Data (continued)
     Income tax benefit was $1.3 million for the nine months ended September 30, 2009, as compared to income tax expense of $38.1 million for the comparable period of 2008. The decrease in income tax expense in the current period of 2009, compared to the same period of 2008, was primarily due to lower pre-tax income in the same period of 2009 and an incremental benefit of $6.1 million for crediting foreign taxes previously deducted. Income tax for the comparable period of 2008 includes a benefit of $13.4 of Accounting for Income Taxes (ASC740) interest and foreign currency exchange rate fluctuations related to our settlement of interest related to our Kazakhstan tax case (see Note 8 – Kazakhstan Tax Case) in accordance with guidance relating to “Accounting for Uncertainties in Income Taxes,” a valuation allowance of $4.1 million related to a Papua New Guinea deferred tax asset and the reversal of a $3.1 million reserve relating to 2007 foreign tax credits.
     Provision for reduction in carrying value of certain assets was the result of writing down a $2.8 million asset related to vendor pre-payments whereby vendor filed bankruptcy.
     Depreciation expense benefited by approximately $12 million due to a first quarter change in the accounting estimate related to the useful life of certain long-lived assets for depreciation purposes. We extended useful lives of these long-lived assets based on our review of their service lives, technological improvements in the assets and recent improvements to our refurbishment and maintenance practices.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     As of September 30, 2009, we had cash and cash equivalents of $94.4 million, a decrease of $77.9 million from December 31, 2008. The primary source of cash for the nine-month period ended September 30, 2009 as reflected on the consolidated condensed statements of cash flows was $66.3 million provided by operating activities. The primary uses of cash were $126.9 million for capital expenditures and a net pay down of $19.0 million on our credit facility. Major capital expenditures for the period included $40.4 million on the construction of two new Alaska rigs and $30.9 million for tubulars and other rental tools.
     As of September 30, 2008, we had cash and cash equivalents of $75.3 million, an increase of $15.1 million from December 31, 2007. The primary sources of cash for the nine month period ended September 30, 2008 as reflected on the consolidated condensed statements of cash flows were $132.7 million provided by operating activities, net proceeds of $40.0 million from draws on our credit facilities and net proceeds of $3.3 million from the sale of assets and insurance proceeds. The primary uses of cash were $157.3 million for capital expenditures and a $5.0 million investment in our unconsolidated joint venture. Major capital expenditures for the period included $31.8 million on construction of new international land rigs, $29.0 million on the construction of two new Alaska rigs and $33.4 million for tubulars and other rental tools for Quail Tools.
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
     The 2008 Credit Facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Revolving loans are available under the 2008 Credit Facility subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and eligible rental equipment of the Company and its subsidiary guarantors. As of September 30, 2009, there were $17.7 million in letters of credit outstanding, $47.0 million outstanding on the Term Loan Facility and $42.0 million outstanding on the Revolving Credit Facility. As of September 30, 2009, the amount drawn represents nearly 75 percent of the capacity of the Revolving Credit Facility. The Term Loan began amortizing on September 30, 2009 at equal installments of $3.0 million per quarter. On January 30, 2009, Lehman Commercial Paper, Inc. assigned its obligations under the 2008 Credit Facility to Trustmark National Bank. Upon assignment, Trustmark National Bank fully funded Lehman Commercial Paper, Inc.’s commitment, including an additional $4.0 million that Lehman Commercial Paper, Inc. did not fund in October 2008, therefore increasing our borrowings under the Revolving Credit Facility to $62.0 million at that time. On June 3, 2009, the Company repaid $20.0 million of the Revolving Credit Facility, reducing the amount drawn to $42.0 million at September 30, 2009. The Company expects to use the drawn amounts over the next twelve months to fund construction of two new rigs for work in Alaska.
     We had total long-term debt, including current portion, of $425.7 million as of September 30, 2009, which consists of:
•	$125.0 million aggregate principal amount of Convertible Senior Notes at a coupon rate of 2.125 percent, which are due July 15, 2012 net of $15.9 million in unamortized debt discount;

•	$225.0 million aggregate principal amount of 9.625 percent Senior Notes, which are due October 1, 2013 plus an associated $2.6 million in unamortized debt premium; and

•	$89.0 million drawn against our 2008 Credit Facility, including $42.0 million on our Revolving Credit Facility and $47.0 million on our Term Loan Facility, $12.0 million of which is classified as short term.
     As of September 30, 2009, we had approximately $114.7 million of liquidity which consisted of $94.4 million of cash and cash equivalents on hand and $20.3 million of availability under the Revolving Credit Facility. We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements nor guarantees of third-party financial obligations. We have no energy or commodity contracts.

LIQUIDITY AND CAPITAL RESOURCES (continued)
     The following table summarizes our future contractual cash obligations as of September 30, 2009:

		Less than	Years	Years	More than
	Total	1 Year	2 - 3	4 - 5	5 Years
	(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$397,000	$12,000	$149,000	$236,000	$—
Long-term debt — interest (1)	102,071	27,083	52,332	22,656	—
Operating leases (2)	37,135	6,496	7,512	6,071	17,056
Purchase commitments (3)	60,636	60,636	—	—	—

Total contractual obligations	$596,842	$106,215	$208,844	$264,727	$17,056

Commercial commitments:
Long-term debt -
Revolving credit facility (4)	$42,000	$—	$—	$42,000	$—
Standby letters of credit (4)	17,716	17,716	—	—	—

Total commercial commitments	$59,716	$17,716	$—	$42,000	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.625 percent Senior Notes and the 2.125 percent Convertible Senior Notes as well as $47.0 million of term loans drawn on our Credit Facility. The remaining unamortized premium of $2.6 million on the 9.625 percent Senior Notes and unamortized discount of $15.9 million on the 2.125 percent Convertible Senior Notes are not included in the contractual cash obligations schedule.

(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3)	We have purchase commitments outstanding as of September 30, 2009, related to rig upgrade projects and new rig construction.

(4)	We have a $130.0 million credit agreement of which $80.0 million is a revolving credit facility. As of September 30, 2009, we had drawn down $42.0 million under the revolving credit facility and $17.7 million of availability has been used to support letters of credit that have been issued. The revolving credit facility expires May 14, 2013.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risk faced by us from those reported in our 2008 Annual Report on Form 10-K filed with the SEC. For more information on market risk, see Part II, Items 7 and 7A in our 2008 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures – We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We performed evaluations under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2009.
     Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
	Total Number of	Average Price
Date	Shares Purchased	Paid Per Share
July 11, 2009	5,290	$3.73
August 1, 2009	344	$4.80
August 7, 2009	661	$4.68
August 11, 2009	264	$4.56
August 25, 2009	261	$4.69
August 28, 2009	212	$4.62
September 17, 2009	156	$5.73
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     (a) Exhibits: The following exhibits are filed or furnished as a part of this report:

Exhibit
Number	Description
31.1	Section 302 Certification – President and Chief Executive Officer
31.2	Section 302 Certification – Senior Vice President and Chief Financial Officer
32.1	Section 906 Certification – President and Chief Executive Officer
32.2	Section 906 Certification – Senior Vice President and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PARKER DRILLING COMPANY

Date: November 6, 2009	By:	/s/ David C. Mannon
David C. Mannon
President and Chief Executive Officer

	By:	/s/ W. Kirk Brassfield
W. Kirk Brassfield
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Section 302 Certification – President and Chief Executive Officer
31.2	Section 302 Certification – Senior Vice President and Chief Financial Officer
32.1	Section 906 Certification – President and Chief Executive Officer
32.2	Section 906 Certification – Senior Vice President and Chief Financial Officer