Form 10-Q
period 2010-03-31
PARKER DRILLING CO /DE/
filed 2010-05-07
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2010, 116,003,901 common shares were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202,028	$108,803
Accounts and notes receivable, net	169,937	188,687
Rig materials and supplies	28,373	31,633
Deferred costs	2,198	4,531
Deferred income taxes	8,013	9,650
Other tax assets	45,001	37,818
Other current assets	65,341	62,407

Total current assets	520,891	443,529

Property, plant and equipment less accumulated depreciation and amortization of $836,929 at March 31, 2010 and $813,965 at December 31, 2009	752,955	716,798
Deferred income taxes	54,255	55,749
Other noncurrent assets	34,541	27,010

Total assets	$1,362,642	$1,243,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$141,985	$12,000
Accounts payable and accrued liabilities	145,381	167,910
Accrued income taxes	4,078	9,126

Total current liabilities	291,444	189,036

Long-term debt	440,727	411,831
Other long-term liabilities	28,089	30,246
Long-term deferred tax liability	7,381	16,074
Contingencies (Note 10)	—	—
Stockholders’ equity:
Common stock	19,453	19,374
Capital in excess of par value	624,631	623,557
Accumulated deficit	(49,083)	(47,032)

Total stockholders’ equity	595,001	595,899

Total liabilities and stockholders’ equity	$1,362,642	$1,243,086

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
International Drilling	$63,875	$77,381
U.S. Drilling	15,087	9,856
Rental Tools	33,815	37,889
Project Management and Engineering Services	24,441	32,054
Construction Contracts	20,387	16,745

Total revenues	157,605	173,925

Operating expenses:
International Drilling	47,173	49,777
U.S. Drilling	12,974	13,136
Rental Tools	12,626	16,454
Project Management and Engineering Services	19,561	25,894
Construction Contracts	21,197	15,914
Depreciation and amortization	28,588	27,124

Total operating expenses	142,119	148,299

Total operating gross margin	15,486	25,626

General and administration expense	(10,032)	(13,060)
Gain on disposition of assets, net	672	78

Total operating income	6,126	12,644

Other income and (expense):
Interest expense	(6,732)	(8,066)
Interest income	74	286
Loss on extinguishment of debt	(3,220)	—
Other	142	(12)

Total other expense	(9,736)	(7,792)

Income (loss) before income taxes	(3,610)	4,852
Income tax expense (benefit):
Current	3,648	6,738
Deferred	(5,207)	(3,992)

Total income tax expense (benefit)	(1,559)	2,746

Net income (loss)	$(2,051)	$2,106

Basic earnings/(loss) per share:
Net income (loss)	$(0.02)	$0.02
Diluted earnings/(loss) per share:
Net income (loss)	$(0.02)	$0.02
Number of common shares used in computing earnings per share
Basic	113,512,426	112,260,517
Diluted	115,029,996	113,366,444
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(2,051)	$2,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,588	27,124
Loss on extinguishment of debt	3,220	—
Gain on disposition of assets	(672)	(78)
Deferred income tax expense	(5,207)	(3,992)
Expenses not requiring cash	1,430	3,907
Change in accounts receivable	19,400	5,161
Change in other assets	(5,612)	6,692
Change in liabilities	(37,639)	(16,372)

Net cash provided by (used in) operating activities	1,457	24,548

Cash flows from investing activities:
Capital expenditures	(57,946)	(51,384)
Proceeds from the sale of assets	773	169

Net cash used in investing activities	(57,173)	(51,215)

Cash flows from financing activities:
Proceeds from issuance of debt	300,000	—
Proceeds from draw on revolver credit facility	—	4,000
Paydown on senior notes	(96,310)	—
Paydown on revolver credit facility	(45,000)	—
Payments of debt issuance costs	(7,795)	—
Payments of debt extinguishment costs	(3,330)	—
Proceeds from stock options exercised	26	—
Excess tax cost (benefit) from stock based compensation	1,350	(1,228)

Net cash provided by financing activities	148,941	2,772

Net increase (decrease) in cash and cash equivalents	93,225	(23,895)
Cash and cash equivalents at beginning of year	108,803	172,298

Cash and cash equivalents at end of period	$202,028	$148,403

Supplemental cash flow information:
Interest paid	$6,391	$2,864
Income taxes paid	$8,050	$8,357
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.	General

In the opinion of the management of Parker Drilling Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments of a normally recurring nature which are necessary for a fair presentation of (1) the financial position as of March 31, 2010 and December 31, 2009, (2) the results of operations for the three months ended March 31, 2010 and 2009 and (3) cash flows for the three months ended March 31, 2010 and 2009. Results for the three months ended March 31, 2010 are not necessarily indicative of the results that will be realized for the year ending December 31, 2010. The financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

Nature of Operations — Parker Drilling Company (Parker Drilling) and its majority-owned subsidiaries (together with Parker Drilling, the “Company”) is a worldwide provider of contract drilling and drilling-related services with extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas. At March 31, 2010, our marketable rig fleet consisted of 43 rigs, which operated in the North and South America, Middle East, CIS and Asia Pacific regions.

Consolidation and presentation —The consolidated financial statements include the accounts of the Company and subsidiaries in which we exercise significant control or have a controlling financial interest, including entities, if any, in which we are allocated a majority of the entity’s losses or returns, regardless of ownership percentage. Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

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

Concentrations of Credit Risk — Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables with a variety of national and international oil and gas companies. We generally do not require collateral on our trade receivables.

At March 31, 2010 and December 31, 2009, we had deposits in domestic banks in excess of federally insured limits of approximately $31.4 million and $68.1 million, respectively. In addition, we had deposits in foreign banks at March 31, 2010 and December 31, 2009 of $55.6 million and $46.7 million, respectively, which are not federally insured.

Our customer base consists of major, independent and national oil and gas companies and integrated service providers. During the first quarter of 2010, BP and ExxonMobil accounted for approximately 16 percent and 15 percent of total revenues received from customers, respectively.

Fair Value of Financial Instruments — The estimated fair value of our $128.7 million principal amount of 9.625% Senior Notes due 2013, based on quoted market prices, was $132.8 million at March 31, 2010. The estimated fair value of our $125.0 million principal amount 2.125% Convertible Senior Notes due 2012 was $117.3 million at March 31, 2010. The estimated fair value of our $300 million principal amount of 9.125% Senior Notes due 2018 was $307.1 million at March 31, 2010. For cash, accounts receivable, rig supplies and materials and accounts payable, we believe carrying value approximates estimated fair value.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
1.	General (continued)

Property, Plant and Equipment — We provide for depreciation of property, plant and equipment on the straight-line method over the estimated useful lives of the assets after provision for salvage value. Depreciable lives for different categories of property, plant and equipment are as follows:

Land drilling equipment	3 to 20 years
Barge drilling equipment	3 to 20 years
Drill pipe, rental tools and other	4 to 7 years
Buildings and improvements	10 to 20 years
When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in results of operations. In the first quarter 2009, we implemented a change in accounting estimate to more accurately reflect the useful life of some of the long-lived assets in our U.S. Drilling and International Drilling segments. This resulted in an approximate $4 million reduction in depreciation expense in the first quarter 2009, or $.04 per share. We extended the useful lives of these long-lived assets based on our review of their service lives, technological improvements in the assets and changes to our refurbishment and maintenance practices which helped to extend the lives. Maintenance and repairs are charged to operating expense as incurred.
Interest from external borrowings is capitalized on major projects until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets. Interest cost capitalized during the three months ended March 31, 2010 and 2009 related to the construction of rigs totaled $2.5 million and $1.1 million, respectively.
Convertible Senior Notes, including call options and warrants — In May 2008, the Financial Accounting Standards Board (FASB) issued accounting guidance in respect to “Accounting For Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement)”. The accounting guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separated to account for the fair value of the debt and equity components as of the date of issuance to reflect the issuer’s non-convertible debt borrowing rate. The accounting guidance was effective for financial periods beginning after December 15, 2008.
The adoption of the new rules on January 1, 2009 impacted the treatment of our 2.125% Convertible Senior Notes due 2012 by reclassifying a portion of the convertible note balances to additional paid in capital for the estimated fair value of the conversion feature at the date of issuance and creating a discount on the convertible notes that will be amortized through interest expense over the life of the convertible notes.
Stock-Based Compensation — Total stock-based compensation expense recognized for the three month period ended March 31, 2010 and for the three month period ended March 31, 2009 was $0.9 million and $1.8 million, respectively, all of which was related to non-vested stock of the Company plan expense. Stock-based compensation expense is included in our consolidated condensed income statement in both “General and administration expense” and “Operating expenses”. There were no unvested stock options at March 31, 2010. We had 123,500 outstanding and exercisable stock options as of March 31, 2010, the aggregate intrinsic value of which was negligible, with a weighted average exercise price of $3.58. Unvested restricted stock awards at March 31, 2010 and December 31, 2009 were 2,310,297 shares and 2,745,762 shares, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $5.6 million as of March 31, 2010 and $2.9 million as of December 31, 2009. The remaining unrecognized compensation cost related to unamortized restricted stock awards will be amortized over a weighted-average vesting period of approximately one year.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
1.	General (continued)

For the three months ended March 31, 2010, the restricted stock vestings resulted in a tax benefit that was more than the deferred tax asset previously recognized. As a result, an excess or “tax cost” of $1.3 million was recorded to “Capital in excess of par value.”
2.	Earnings Per Share (EPS)

	Three Months Ended March 31, 2010
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss	$(2,051,000)	113,512,426	$(0.02)

Effect of dilutive securities:
Stock options and restricted stock		1,517,570	$—

Diluted EPS:
Net loss	$(2,051,000)	115,029,996	$(0.02)

	Three Months Ended March 31, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$2,106,000	112,260,517	$0.02

Effect of dilutive securities:
Stock options and restricted stock		1,105,927	$—

Diluted EPS:
Net income	$2,106,000	113,366,444	$0.02

All stock options outstanding during the three months ended March 31, 2010, were included in the computation of diluted EPS as the options’ exercise prices were less than the average market price of the common shares. Options to purchase 265,360 shares of common stock with exercise prices ranging from $2.24 to $4.20 per share were outstanding during the three months ended March 31, 2009, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares and would have been anti-dilutive.
3.	Accounting for Uncertainty in Income Taxes

Under guidance for accounting for uncertainty in income taxes, we prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. For the three months ended March 2009, we recognized $0.7 million of expense related to certain intercompany transactions between our U.S. subsidiaries and foreign affiliates. For the current quarter, we did not recognize additional expense related to uncertain tax positions. As of March 31, 2010, we had a remaining liability for unrecognized tax benefits of $14.5 million primarily related to foreign operations.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
4.	Income Tax Benefit/Expense

Income tax benefit was $1.6 million for the first quarter of 2010, as compared to income tax expense of $2.7 million for the first quarter of 2009. The decrease in income tax expense in the first quarter of 2010, compared to the first quarter of 2009, was primarily due to a reduction in income subject to income taxes in 2010. We expect to incur a taxable loss in the U.S. for the year, which will produce a tax benefit.
5.	Long Term Debt

	March 31,	December 31,
	2010	2009
	(Dollars in Thousands)
9.125% Senior Notes, due April 2018	$300,000	$—

9.625% Senior Notes, due October 2013	129,985	227,427

2.125% Convertible Senior Notes, due July 2012	111,727	110,404

Term Note	41,000	44,000

Revolving Credit Facility	—	42,000

Total debt	582,712	423,831
Less current portion	141,985	12,000

Total long-term debt	$440,727	$411,831

9.125% Senior Notes, due April 2018
On March 22, 2010, we issued $300,000,000 aggregate principal amount of 9.125% Senior Notes due 2018 (9.125% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A. (Trustee). The 9.125% Notes were issued at par with interest payable on April 1 and October 1 of each year, beginning October 1, 2010. Net proceeds from the 9.125% Notes offering were used to redeem the $225.0 million aggregate principal amount of our 9.625% Senior Notes due 2013, to repay $42.0 million of borrowings under the revolving credit facility and for general corporate purposes.
The 9.125% Notes are general unsecured obligations of the Company. The 9.125% Notes rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 9.125% Notes are jointly and severally guaranteed by substantially all of our direct and indirect domestic subsidiaries other than immaterial subsidiaries and subsidiaries generating revenue primarily outside the United States.
At any time prior to April 1, 2013, we may redeem up to 35% of the aggregate principal amount of 9.125% Notes at a redemption price of 109.125% of the principal amount, plus accrued and unpaid interest to the redemption date with the net cash proceeds of certain equity offerings by us. On and after April 1, 2014, we may redeem all or a part of the 9.125% Notes upon not less than 30 nor more than 60 days’ notice, at redemption prices (expressed as percentages of principal amount) equal to 104.563% for the twelve-month period beginning on April 1, 2014, 102.281% for the twelve-month period beginning on April 1, 2015 and 100.000% beginning on April 1, 2016, plus accrued and unpaid interest.
If we experience specified changes of control, the Company must offer to repurchase the 9.125% Notes at 101% of the aggregate principal amount of the 9.125% Notes repurchased, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
5.	Long Term Debt (continued)

9.125% Senior Notes, due April 2018 (continued)

The Indenture restricts our ability and the ability of certain subsidiaries to: (i) sell assets; (ii) pay dividends or make other distributions on capital stock or redeem or repurchase capital stock or subordinated indebtedness; (iii) make investments; (iv) incur or guarantee additional indebtedness; (v) create or incur liens; (vi) enter into sale and leaseback transactions; (vii) incur dividend or other payment restrictions affecting subsidiaries; (viii) merge or consolidate with other entities; (ix) enter into transactions with affiliates; and (x) engage in certain business activities. These covenants are subject to a number of important exceptions and qualifications.

The Indenture provides that each of the following is an Event of Default: (i) default for 30 days in the payment when due of interest on, or additional interest with respect to, the 9.125% Notes; (ii) default in payment when due of the principal of, or premium, if any, on the 9.125% Notes; (iii) failure by the Company or any of its restricted subsidiaries to comply within specified time periods with any of the other agreements in the Indenture; (iv) default under any mortgage, indenture or instrument under which there may be issued or by which there may be secured or evidenced any indebtedness for money borrowed by the Company or any of its restricted subsidiaries (or the payment of which is guaranteed by the Company or any of its restricted subsidiaries) whether such indebtedness or guarantee now exists, or is created after the date 9.125% Notes are first issued, if that default: (a) is caused by a failure to pay principal of, or interest or premium, if any, on such indebtedness prior to the expiration of the grace period provided in such indebtedness on the date of such default (Payment Default); or (b) results in the acceleration of such indebtedness prior to its stated maturity, and, in each case, the principal amount of any such indebtedness, together with the principal amount of any other such indebtedness under which there has been a Payment Default or the maturity of which has been so accelerated, aggregates $25.0 million or more; (v) failure by the Company or any of its subsidiaries to pay final judgments aggregating in excess of $25.0 million, which judgments are not paid, discharged or stayed for a period of 60 days; (vi) except as permitted by the Indenture, any subsidiary guarantee shall be held in any judicial proceeding to be unenforceable or invalid or shall cease for any reason (other than in accordance with the terms of that guarantee and the indenture) to be in full force and effect or any guarantor, or any person acting on behalf of any guarantor, shall deny or disaffirm its obligations under its subsidiary guarantee; and (vii) certain events of bankruptcy or insolvency described in the indenture with respect to the Company or any of its significant subsidiaries or any group of restricted subsidiaries that, taken as a whole, would constitute a significant subsidiary. In the case of an Event of Default arising from certain events of bankruptcy or insolvency with respect to the Company, all outstanding 9.125% Notes will become due and payable immediately without further action or notice. If any other Event of Default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding 9.125% Notes may declare all the 9.125% Notes to be due and payable immediately.

Pursuant to the Registration Rights Agreement among the Company, the guarantors named therein, the initial purchasers of the 9.125% Notes and the Trustee, entered into as of March 22, 2010 in connection with the closing of the 9.125% Notes offering, we will file an exchange offer registration statement within 90 days from March 22, 2010 with respect to an offer to exchange the 9.125% Notes for substantially identical notes that are registered under the Securities Act. Additionally, we have agreed to use our commercially reasonable best efforts to cause that registration statement to become effective within 180 days from March 22, 2010. Under some circumstances, in lieu of a registered exchange offer, we can file a shelf registration statement with respect to the 9.125% Notes and use our commercially reasonable best efforts to keep the shelf registration statement effective until the earlier of the second anniversary of the effective date of such shelf registration statement or the sale pursuant to the shelf registration statement of all of the 9.125% Notes registered thereunder. We are required to pay additional interest if we fail to comply with our obligations to register the 9.125% Notes within the specified time periods.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
5.	Long Term Debt (continued)

9.625% Senior Notes, due October 2013

As of December 31, 2009, we had outstanding $225.0 million in aggregate principal amount of 9.625% senior notes due 2013 (9.625% Notes). On March 8, 2010, we commenced a cash tender offer and consent solicitation for all of our outstanding 9.625% Notes, which expired on April 2, 2010 (Tender Offer). The total consideration paid for each validly tendered 9.625% Note was equal to 103.458% of the aggregate principal amount of the 9.625% Notes, or $1,034.58 per $1,000 principal amount of 9.625% Notes, plus accrued and unpaid interest to the date of payment. The total consideration included a consent payment of $30 per $1,000 principal amount of 9.625% Notes, payable only to holders who tendered their 9.625% Notes and validly delivered their consents prior to 5:00 p.m., New York City time, on March 19, 2010 (Consent Date). Holders who validly tendered their 9.625% Notes after the Consent Date received the total consideration less the consent payment of $30, or $1,004.58 per $1,000 principal amount of the 9.625% Notes, plus accrued and unpaid interest to the date of payment. Holders tendered $96.3 million in aggregate principal amount of the 9.625% Notes as of the Consent Date. On March 22, 2010, we paid $104.0 million, representing payment of the total consideration including the Consent Payment and accrued interest. On the same date, March 22, 2010, we voluntarily called for redemption all of our 9.625% Notes that were not tendered pursuant to the Tender Offer, at the redemption price of 103.208% of the principal amount of the 9.625% Notes, or $1,032.08 per $1,000 principal amount of the 9.625% Notes. As a result of the irrevocable call for redemption, we classified the remaining 9.625% Notes as a current liability at March 31, 2010. On April 21, 2010, we redeemed in full the $128.7 million principal amount of 9.625% Notes.

2.125% Convertible Senior Notes, due July 2012

On July 5, 2007, we issued $125 million aggregate principal amount of 2.125% Convertible Senior Notes (2.125% Notes) due 2012. The 2.125% Notes were issued at par and interest is payable semi-annually on January 15th and July 15th. The significant terms of the 2.125% Notes are as follows:
•	2.125% Notes Conversion Feature — The initial conversion price for2.125% Note holders to convert their notes into shares is at a common stock share price equivalent of $13.85 (77.2217 shares of common stock) per $1,000 note value. Conversion rate adjustments occur for any issuances of stock, warrants, rights or options (except for stock purchase plans or dividend re-investments) or any other transfer of benefit to substantially all stockholders, or as a result of a tender or exchange offer. We may, under advice of our Board of Directors, increase the conversion rate at our sole discretion for a period of at least 20 days.

•	2.125% Notes Settlement Feature — Upon tender of the 2.125% Notes for conversion, we can either settle entirely in shares of common stock or a combination of cash and shares of common stock, solely at our option. Our intent is to satisfy our conversion obligation for our 2.125% Notes in cash, rather than in common stock, for at least the aggregate principal amount of the 2.125% Notes. This would reduce the resulting potential earnings dilution to only include any possible conversion premium, which would be the difference between the average price of our shares and the conversion price per share of common stock.

•	Contingent Conversion Feature — 2.125% Note holders may only convert 2.125% Notes when either sales price or trading price conditions are met, on or after the 2.125% Notes’ due date or upon certain accounting changes or certain corporate transactions (fundamental changes) involving stock distributions. Make-whole provisions are only included in the accounting and fundamental change conversions such that holders do not lose value as a result of the changes.

•	Settlement Feature — Upon conversion, we will pay shares of our cash and common stock if any, based on a daily conversion rate multiplied by a volume weighted average price of our common stock during a specified period following the conversion date. Conversions can be settled in cash or shares, solely at our discretion.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
5.	Long Term Debt (continued)

2.125% Convertible Senior Notes, due July 2012 (continued)

As of March 31, 2010, none of the conditions allowing holders of the 2.125% Notes to convert had been met.

Concurrently with the issuance of the 2.125% Notes, we purchased a convertible note hedge (note hedge) and sold warrants in private transactions with counterparties that were different than the ultimate holders of the 2.125% Notes. The note hedge included purchasing free-standing call options and selling free-standing warrants, both exercisable in our common shares. The note hedge allows us to receive shares of our common stock from the counterparties to the transaction equal to the amount of common stock related to the excess conversion value that we would issue and/or pay to the holders of the 2.125% Notes upon conversion.

The terms of the call options mirror the 2.125% Notes’ major terms whereby the call option strike price is the same as the initial conversion price as are the number of shares callable, $13.85 per share and 9,027,713 shares, respectively. This feature prevents dilution of our outstanding shares. The warrants allow us to sell 9,027,713 common shares at a strike price of $18.29 per share. The conversion price of the 2.125% Notes remains at $13.85 per share, and the existence of the call options and warrants serve to guard against dilution at share prices less than $18.29 per share, since we would be able to satisfy our obligations and deliver shares upon conversion of the 2.125% Notes with shares that are obtained by exercising the call options.

We paid a premium of approximately $31.48 million for the call options, and received proceeds for a premium of approximately $20.25 million for the sale of the warrants. This reduced the net cost of the note hedge to $11.23 million. The expiration date of the note hedge is the earlier of the last day on which the 2.125% Notes remain outstanding and the maturity date of the 2.125% Notes.

The 2.125% Notes are classified as a liability in our consolidated financial statements. Because we have the choice of settling the call options and the warrants in cash or shares of our common stock and these contracts meet all of the applicable criteria for equity classification, the cost of the call options and proceeds from the sale of the warrants are classified in stockholders’ equity in the Consolidated Balance Sheets. In addition, because both of these contracts are classified in stockholders’ equity and are solely indexed to our own common stock, they are not accounted for as derivatives.

Debt issuance costs totaled approximately $3.6 million and are being amortized over the five year term of the 2.125% Notes using the effective interest method. Proceeds from the transaction of $110.2 million were used to redeem our outstanding senior floating rate notes, to pay the net cost of hedge and warrant transactions, and for general corporate purposes.

2008 Credit Agreement:

On May 15, 2008, the Company entered into a Credit Agreement consisting of a senior secured $80 million revolving credit facility (“Revolver”) and senior secured term loan facility (“Term Loan”) of up to $50 million. The Credit Agreement terminates on May 14, 2013.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
5.	Long Term Debt (continued)

Revolver: Our $80.0 million senior secured revolving credit facility is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a base rate plus an Applicable Rate or LIBOR, plus an Applicable Rate. The Applicable Rate varies from a rate per annum ranging from 2.75% to 3.25% for LIBOR rate loans and 1.75% to 2.25% for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the credit agreement). Revolving loans are available under the credit facility subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and rental equipment of the Company and its subsidiary guarantors. There were no revolving loans outstanding at March 31, 2010 as net proceeds from the issuance of our 9.125% Notes were used to repay the $42.0 million outstanding under the Revolver on March 26, 2010. There were $62.0 million in revolving loans at March 31, 2009. We expect to utilize borrowings on the Revolver to support spending on new rig construction during 2010 and into 2011. Letters of credit outstanding as of March 31, 2010 and 2009 there were $16.6 million and $17.7 million, respectively.

Term Loan: The senior secured term loan facility originated at $50.0 million dollars and requires quarter principal payments of $3.0 million. The outstanding balances on the Term Loan at March 31, 2010 and 2009 were $41.0 million and $50.0 million, respectively.

Our obligations under the Credit Agreement are guaranteed by substantially all of the our domestic subsidiaries, each of which has executed guaranty agreements. The Credit Agreement contains customary affirmative and negative covenants such as minimum ratios for consolidated leverage, consolidated interest coverage and consolidated senior secured leverage.

On January 15, 2010, the Credit Agreement was amended in anticipation of the issuance of 9.125% Notes described above, in order to, among other things, release certain subsidiaries from their obligations under the Credit Agreement, effective upon the repurchase or redemption of all the outstanding 9.625% Notes. These released subsidiaries are the Company’s immaterial subsidiaries and subsidiaries generating revenue primarily outside the United States. Upon the effectiveness of the amendment to the Credit Agreement, the guarantors under the Credit Agreement were the same as the guarantors of the 9.125% Notes.
6.	Contingencies

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

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
6.	Contingencies (continued)

Asbestos-Related Claims (continued)

The complaints allege that our subsidiaries and other drilling contractors used asbestos-containing products in offshore drilling operations, land-based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability and claims under the Jones Act and that the plaintiffs are entitled to monetary damages. Based on the report of the special master, these complaints have been severed and venue of the claims transferred to the county in which the plaintiff resides or the county in which the cause of action allegedly accrued. Subsequent to the filing of amended complaints, we have joined with other co-defendants in filing motions to compel discovery to determine what plaintiffs have an employment relationship with which defendant, including whether or not any plaintiffs have an employment relationship with subsidiaries of the Company. Out of 668 amended single-plaintiff complaints filed to date, sixteen (16) plaintiffs have identified Parker Drilling or one of its affiliates as a defendant. Discovery is proceeding in groups of 60 and none of the plaintiff complaints naming Parker Drilling are included in the first 60 (Group I). The initial discovery of Group I resulted in certain dismissals with prejudice, two dismissals without prejudice and two withdraws from Group I, leaving only 40 plaintiffs remaining in Group I. Selection of Discovery Group II was completed on April 21, 2008. Out of the 60 plaintiffs selected, we were named in one suit in which the plaintiff claims that during 1973 he earned $587.40 while working for a former subsidiary of a company Parker Drilling acquired in 1996.

The subsidiaries named in these asbestos-related lawsuits intend to defend themselves vigorously and, based on the information available to us at this time, we do not expect the outcome to have a material adverse effect on its financial condition, results of operations or cash flows. However, we are unable to predict the ultimate outcome of these lawsuits. No amounts were accrued at March 31, 2010.

Gulfco Site

In 2003, we received an information request under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) designating Parker Drilling Offshore Corporation, a subsidiary of Parker Drilling, as a potentially responsible party with respect to the Gulfco Marine Maintenance, Inc. Superfund Site in Freeport, Texas (EPA No. TX 055144539). The subsidiary responded to this request with documents. In January 2008 the subsidiary received an administrative order to participate in an investigation of the site and a study of the remediation needs and alternatives. The U.S. Environmental Protection Agency (EPA) alleges that the subsidiary is a successor to a party who owned the Gulfco site during the time when chemical releases took place there. Two other parties have been performing the investigation and study work since mid-2005 under an earlier version of the same order. The subsidiary believes that it has a sufficient cause to decline participation under the order and has notified the EPA of that decision. Non-compliance with an EPA order absent sufficient cause for doing so can result in substantial penalties under CERCLA. To date, the EPA and the other two parties have spent approximately $3.0 million studying and conducting initial remediation of the site. It is anticipated that at least an additional $1.3 million will be required to complete the remediation. Other costs (not yet quantified), such as interest and administrative overhead, could be added to any action against us. We currently anticipate that the total claim will not exceed $5 million and will be shared by all responsible parties. We have conducted an evaluation of the subsidiary’s relationship to the site and are engaged in discussions with the relevant parties in an effort to resolve the matter and to reduce potential risks and costs associated with possible litigation in the future.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
6.	Contingencies (continued)

Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation

As previously disclosed, we received requests from the United States Department of Justice (DOJ) in July 2007 and the United States Securities and Exchange Commission (SEC) in January 2008 relating to our utilization of the services of a customs agent. The DOJ and the SEC are conducting parallel investigations into possible violations of U.S. law by us, including the FCPA. In particular, the DOJ and the SEC are investigating our use of customs agents in certain countries in which we currently operate or formerly operated, including Kazakhstan and Nigeria. We are fully cooperating with the DOJ and SEC investigations and are conducting an internal investigation into potential customs and other issues in Kazakhstan and Nigeria. The internal investigation has identified issues relating to potential non-compliance with applicable laws and regulations, including the FCPA with respect to operations in Kazakhstan and Nigeria. At this point, we are unable to predict the duration, scope or result of the DOJ or the SEC investigation or whether either agency will commence any legal action.

Further, in connection with our internal investigation, we also have learned that an individual who may be considered a foreign official under the FCPA owns in trust a substantial stake in a foreign subcontractor with whom we do business through a joint venture relationship in Kazakhstan. We are currently engaged in efforts to evaluate and implement alternatives to restructure or end the relationship with the subcontractor. At this point, we are unable to predict the outcome of our restructuring efforts or whether termination will result, either of which could negatively impact some of our operations in Kazakhstan and potentially have a material adverse impact on our business, results of operations, financial condition and liquidity.

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

Demand Letter

In April 2010, we received a demand letter from a law firm representing Ernest Maresca. The letter states that Mr. Maresca is one of our stockholders and that he believes that certain of our current and former officers and directors violated their fiduciary duties related to the issues described above under “Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation.” The letter requests that our Board of Directors take action against the individuals in question. In response to this letter, the Board has formed a special committee to evaluate the issues raised by the letter and determine a course of action for the Company.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
6.	Contingencies (continued)

Economic Sanctions Compliance

We are subject to laws and regulations restricting our international operations, including activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. economic sanctions. Pursuant to an internal review, we have identified certain shipments of equipment and supplies that were routed through Iran as well as other activities, including drilling activities, which may have violated applicable U.S. laws and regulations. We have reviewed these shipments, transactions and drilling activities to determine whether the timing, nature and extent of such activities or other conduct may have given rise to violations of these laws and regulations, and we have voluntarily disclosed the results of our review to the U.S. government. At this point, we are unable to predict whether the government will initiate an investigation or any proceedings against us or the ultimate outcome that may result from our voluntary disclosure. If U.S. enforcement authorities determine that we were not in compliance with export restrictions, U.S. economic sanctions or other laws and regulations that apply to our international operations, we may be subject to civil or criminal penalties and other remedial measures, which could have an adverse impact on our business, results of operations, financial condition and liquidity.

Kazakhstan Ministry of Finance Tax Audit

On August 14, 2009, the Kazakhstan Branch (PKD Kazakhstan) of Parker Drilling’s subsidiary, Parker Drilling Company International Limited (PDCIL), received an Act of Tax Audit from the Ministry of Finance of Kazakhstan (MinFin) for the period January 01, 2005 through December 31, 2007. PKD Kazakhstan was assessed additional taxes in the amount of KZT 1.45 billion (approximately $9.7 million) and associated interest in the amount of KZT 700 million (approximately $4.7 million). The amounts assessed relate to corporate income taxes and interest in connection with the disallowance of the head office’s management and administrative expenses, loan interest and state duties, as well as Value Added Taxes (VAT) and interest in connection with VAT offset on debts classified as doubtful by MinFin and for property taxes and interest in connection with Barge Rig 257 as a result of MinFin applying a lower rate of depreciation.

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

On January 13, 2010, PKD Kazakhstan received a response from MinFin to the appeal filed September 25, 2009. MinFin agreed with PKD Kazakhstan to remove the assessment related to property taxes and interest in connection with Barge Rig 257 which reduced the overall assessment by KZT 741 million (approximately $5 million). MinFin simultaneously caused the Tax Department of the Atyrau Oblast (Tax Department) to issue a revised Tax Notification to PKD Kazakhstan for the residual assessment of KZT 959 million (approximately $6.5 million) of taxes and KZT 450 million (approximately $3 million) of associated interest, which residual assessment remains outstanding.

On March 1, 2010, PKD Kazakhstan filed a claim against the Tax Department, in the Special Inter-district Economic Court of Atyrau Oblast, seeking to invalidate the revised Tax Notification. On May 5, 2010, the court elected not to issue a ruling on the merits of the case on the basis of an alleged lack of standing. PKD Kazakhstan intends to adjust and re-file its claim. PKD Kazakhstan also intends to pursue the claim through higher levels of court appeals as necessary. Based on the information available to us at this time, we are unable to predict the ultimate outcome of this case. However, we do not expect the ultimate outcome to materially or adversely affect our financial condition, results of operations or cash flows. No amounts were accrued at March 31, 2010.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
7.	Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update “Improving Disclosures about Fair Value Measurements.” This update requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reason for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. This amendment is effective for interim and annual reporting periods beginning after December 15, 2009. Because the standard does not change how fair values are measured, the standard will not have an impact on our consolidated financial statements.
8.	Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements

Set forth on the following pages are the consolidating condensed financial statements of (i) Parker Drilling, (ii) its subsidiaries that are guarantors of the 9.125% Notes and (iii) the subsidiaries that are not guarantors of the 9.125% Notes. The 9.125% Notes are guaranteed by substantially all of Company’s direct and indirect domestic subsidiaries other than immaterial subsidiaries and subsidiaries generating revenue primarily outside the United States. Parker Drilling is a holding company with no operations, other than through its subsidiaries. Separate financial statements for each guarantor company are not provided as the Company complies with the exception to Rule 3-10(a)(1) of Regulation S-X, set forth in sub-paragraph (f) of such rule. All guarantor subsidiaries are directly or indirectly owned 100% by the parent company, all guarantees are full and unconditional and all guarantees are joint and several.

AralParker (a Kazakhstan joint stock company, owned 100 percent by Parker Drilling (Kazakstan), LLC, Casuarina Limited (a wholly-owned captive insurance company), KDN Drilling Limited, Mallard Argentine Holdings, Ltd., Mallard Drilling of South America, Inc., Mallard Drilling of Venezuela, Inc., Parker Drilling Investment Company, Parker Drilling (Nigeria) Limited, Parker Drilling Company (Bolivia) S.A., Parker Drilling Company Kuwait Limited, Parker Drilling Company Limited (Bahamas), Parker Drilling Company of New Zealand Limited, Parker Drilling Company of Sakhalin, Parker Drilling de Mexico S. de R.L. de C.V., Parker Drilling International of New Zealand Limited, Parker Drilling Tengiz, Ltd., PD Servicios Integrales, S. de R.L. de C.V., PKD Sales Corporation, Parker SMNG Drilling Limited Liability Company (owned 50 percent by Parker Drilling Company International, LLC), Parker Drilling Kazakhstan B.V., Parker Drilling AME Limited, Parker Drilling Asia Pacific, LLC, PD International Holdings C.V.,PD Dutch Holdings C.V., PD Selective Holdings C.V., PD Offshore Holdings C.V., Parker Drilling Netherlands B.V., Parker Drilling Dutch B.V., Parker Hungary Rig Holdings Limited Liability Company, Parker Drilling Spain Rig Services, S L, Parker 3Source, LLC, Parker 5272, LLC, Parker Central Europe Rig Holdings Limited Liability Company, Parker Cyprus Leasing Limited, Parker Cyprus Ventures Limited, Parker Drilling International B.V., Parker Drilling Offshore B.V., Parker Drilling Offshore International, Inc., Parker Drilling Overseas B.V., Parker Drilling Russia B.V., Parker Drillsource, LLC, PD Labor Services, Ltd, Pd Labor Sourcing Ltd., PD Personnel Services, Ltd., SaiPar Drilling Company B.V. (owned 50% by Parker Drilling Dutch B.V.) and Parker Enex, LLC, Parker Drilling Company Eastern Hemisphere, Ltd., Parker Drilling Company of Bolivia, Inc., Canadian Rig Leasing, Inc., Parker Drilling Company International Limited, Parker Drilling Company Limited LLC, Parker Drilling Company of Singapore, LLC, Parker USA Drilling Company, Universal Rig Service LLC, Parker Offshore Resources, L.P., Choctaw International Rig Corp., DGH, Inc., Parker Drilling Company of Argentina, Inc., Parker Drilling Company International, LLC, Parker Drilling (Kazakstan), LLC, Parker Drilling Company of New Guinea, LLC, Indocorp of Oklahoma, Inc., Creek International Rig Corp., Parker Drilling Company of Mexico, LLC, Selective Drilling Corporation, Parker Drilltech, LLC, Parker Drillserv, LLC, Parker Drillex, LLC, Parker Rigsource LLC, Parker Intex, LLC, Parker Drilling Eurasia, Inc., Parker Drilling Pacific Rim, Inc. are all non-guarantor subsidiaries. We are providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	March 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$157,479	$1,306	$43,243	$—	$202,028
Accounts and notes receivable, net	22,382	97,946	220,243	(170,634)	169,937
Rig materials and supplies	—	(987)	29,360	—	28,373
Deferred costs	—	—	2,198	—	2,198
Deferred income taxes	8,013	—	—	—	8,013
Other tax assets	97,755	(63,092)	10,339	(1)	45,001
Other current assets	557	41,172	34,346	(10,734)	65,341

Total current assets	286,186	76,345	339,729	(181,369)	520,891

Property, plant and equipment, net	79	468,221	284,532	123	752,955
Investment in subsidiaries and intercompany advances	942,995	537,883	481,095	(1,961,973)	—
Other noncurrent assets	68,757	(4,375)	32,513	(8,099)	88,796

Total assets	$1,298,017	$1,078,074	$1,137,869	$(2,151,318)	$1,362,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$141,985	$—	$—	$—	$141,985
Accounts payable and accrued liabilities	49,253	309,952	162,941	(376,765)	145,381
Accrued income taxes	957	607	2,514	—	4,078

Total current liabilities	192,195	310,559	165,455	(376,765)	291,444

Long-term debt	440,727	—	—	—	440,727
Other long-term liabilities	—	—	7,381	—	7,381
Long-term deferred tax liability	—	—	—	—	—
Intercompany payables	7,512	3,000	17,796	(219)	28,089
Contingencies	62,583	473,144	165,999	(701,726)	—
Stockholders’ equity:
Common stock	19,453	18,049	43,003	(61,052)	19,453
Capital in excess of par value	624,629	722,850	530,625	(1,253,473)	624,631
Retained earnings (accumulated deficit)	(49,082)	(449,528)	207,610	241,917	(49,083)

Total stockholders’ equity	595,000	291,371	781,238	(1,072,608)	595,001

Total liabilities and stockholders’ equity	$1,298,017	$1,078,074	$1,137,869	$(2,151,318)	$1,362,642

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	December 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$58,189	$1,768	$48,846	$—	$108,803
Accounts and notes receivable, net	17,357	101,316	234,987	(164,973)	188,687
Rig materials and supplies	—	(1,150)	32,783	—	31,633
Deferred costs	—	—	4,531	—	4,531
Deferred income taxes	9,650	—	—	—	9,650
Other tax assets	96,450	(63,183)	4,551	—	37,818
Other current assets	557	45,513	27,084	(10,747)	62,407

Total current assets	182,203	84,264	352,782	(175,720)	443,529

Property, plant and equipment, net	79	434,870	281,725	124	716,798
Investment in subsidiaries and intercompany advances	903,616	582,049	466,799	(1,952,464)	—
Other noncurrent assets	56,658	5,094	29,107	(8,100)	82,759

Total assets	$1,142,556	$1,106,277	$1,130,413	$(2,136,160)	$1,243,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,000	$—	$—	$—	$12,000
Accounts payable and accrued liabilities	50,583	319,187	163,856	(365,716)	167,910
Accrued income taxes	1,069	624	7,433	—	9,126

Total current liabilities	63,652	319,811	171,289	(365,716)	189,036

Long-term debt	411,831	—	—	—	411,831
Other long-term liabilities	(1,098)	9,404	7,768	—	16,074
Long-term deferred tax liability	—	—	—	—	—
Intercompany payables	9,692	2,797	17,976	(219)	30,246
Contingencies	62,583	473,144	155,495	(691,222)	—
Stockholders’ equity:
Common stock	19,374	18,049	43,003	(61,052)	19,374
Capital in excess of par value	623,554	722,851	530,626	(1,253,474)	623,557
Retained earnings (accumulated deficit)	(47,032)	(439,779)	204,256	235,523	(47,032)

Total stockholders’ equity	595,896	301,121	777,885	(1,079,003)	595,899

Total liabilities and stockholders’ equity	$1,142,556	$1,106,277	$1,130,413	$(2,136,160)	$1,243,086

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended March 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$78,356	$103,978	$(24,729)	$157,605

Operating expenses	—	54,123	84,137	(24,729)	113,531
Depreciation and amortization	—	15,851	12,737	—	28,588

Total operating gross margin	—	8,382	7,104	—	15,486

General and administration expense (1)	(45)	(9,888)	(99)	—	(10,032)
Provision for reduction in carrying value of certain assets	—	—	—	—	—
Gain on disposition of assets, net	—	569	103	—	672

Total operating income (loss)	(45)	(937)	7,108	—	6,126

Other income and (expense):
Interest expense	(7,789)	(8,910)	(4,609)	14,576	(6,732)
Interest income	10,492	231	3,927	(14,576)	74
Loss on extinguishment of debt	(3,220)	—	—	—	(3,220)
Other	—	(23)	165	—	142
Equity in net earnings of subsidiaries	(6,394)	—	—	6,394	—

Total other income and (expense)	(6,911)	(8,702)	(517)	6,394	(9,736)

Income (benefit) before income taxes	(6,956)	(9,639)	6,591	6,394	(3,610)

Income tax expense (benefit):
Current	245	119	3,284	—	3,648
Deferred	(5,150)	(10)	(47)	—	(5,207)

Total income tax expense (benefit)	(4,905)	109	3,237	—	(1,559)

Net income (loss)	$(2,051)	$(9,748)	$3,354	$6,394	$(2,051)

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended March 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$71,873	$130,678	$(28,626)	$173,925

Operating expenses	0	51,346	98,455	(28,626)	121,175
Depreciation and amortization	—	16,043	11,080	—	27,124

Total operating gross margin	(0)	4,483	21,143	0	25,626

General and administration expense (1)	(40)	(12,991)	(83)	55	(13,060)
Provision for reduction in carrying value of certain assets	—	—	—	—	—
Gain on disposition of assets, net	—	1	77	—	78

Total operating income (loss)	(40)	(8,507)	21,136	55	12,644

Other income and (expense):
Interest expense	(8,882)	(9,064)	(2,814)	12,694	(8,066)

Interest income	10,705	190	2,085	(12,694)	286
Other	(3)	(21)	12	—	(12)
Equity in net earnings of subsidiaries	(13,225)	—	—	13,225	—

Total other income and (expense)	(11,405)	(8,895)	(717)	13,225	(7,792)

Income (benefit) before income taxes	(11,445)	(17,402)	20,419	13,280	4,852

Income tax expense (benefit):
Current	(1,633)	2,546	5,825	—	6,738
Deferred	(11,918)	7,648	278	—	(3,992)

Total income tax expense (benefit)	(13,551)	10,194	6,104	—	2,746

Net income (loss)	$2,106	$(27,596)	$14,316	$13,280	$2,106

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(2,051)	$(9,748)	$3,354	$6,394	(2,051)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	15,851	12,737	—	28,588
Loss on extinguishment of debt	3,220	—	—	—	3,220
Gain on disposition of assets	—	(569)	(103)	—	(672)
Deferred income tax expense (benefit)	(5,150)	(10)	(47)	—	(5,207)
Expenses not requiring cash	1,430	—	—	—	1,430
Equity in net earnings of subsidiaries	6,394	—	—	(6,394)	—
Change in accounts receivable	(5,025)	9,681	14,744		19,400
Change in other assets	(5,325)	10,414	(10,701)		(5,612)
Change in liabilities	2,628	(31,732)	(8,535)		(37,639)

Net cash provided by (used in) operating activities	(3,879)	(6,113)	11,449	—	1,457

Cash flows from investing activities:
Capital expenditures	—	(46,615)	(11,331)	—	(57,946)
Proceeds from the sale of assets	—	562	211	—	773

Net cash provided by (used in) investing activities	—	(46,053)	(11,120)	—	(57,173)

Cash flows from financing activities:
Proceeds from draw on revolver credit facility	—				—
Proceeds from debt issuance	300,000				300,000
Paydown on revolver credit facility	(45,000)				(45,000)
Paydown on term note	(96,310)				(96,310)
Payment of debt issuance costs	(7,795)	—	—	—	(7,795)
Payment of debt extinguishment costs	(3,330)				(3,330)
Proceeds from stock options exercised	26	—	—	—	26
Excess tax cost from stock-based compensation	1,350				1,350
Intercompany advances, net	(45,772)	51,704	(5,932)	—	—

Net cash provided by (used in) financing activities	103,169	51,704	(5,932)	—	148,941

Net change in cash and cash equivalents	99,290	(462)	(5,603)	—	93,225

Cash and cash equivalents at beginning of period	58,189	1,768	48,846	—	108,803

Cash and cash equivalents at end of period	$157,479	$1,306	$43,243	$—	$202,028

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$2,106	$(27,541)	$14,316	$13,225	2,106
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	16,043	11,080	—	27,124
Gain on disposition of assets	—	(1)	(77)	—	(78)
Deferred income tax expense (benefit)	(11,918)	7,648	278	—	(3,992)
Expenses not requiring cash	3,907		—	—	3,907
Equity in net earnings of subsidiaries	13,225	—	—	(13,225)	—
Change in accounts receivable	2,269	33,741	(30,849)		5,161
Change in other assets	18,150	(17,555)	6,097		6,692
Change in liabilities	(99)	(10,454)	(5,819)		(16,372)

Net cash provided by (used in) operating activities	27,640	1,881	(4,974)	0	24,548

Cash flows from investing activities:
Capital expenditures	—	(43,907)	(7,477)	—	(51,384)
Proceeds from the sale of assets	0	29	140	—	169

Net cash provided by (used in) investing activities	0	(43,878)	(7,337)	—	(51,215)

Cash flows from financing activities:
Proceeds from draw on revolver credit facility	4,000				4,000
Excess tax cost from stock-based compensation	(1,228)				(1,228)
Intercompany advances, net	(55,910)	41,081	14,829	—	—

Net cash provided by (used in) financing activities	(53,138)	41,081	14,829	—	2,772

Net change in cash and cash equivalents	(25,498)	(915)	2,518	0	(23,895)

Cash and cash equivalents at beginning of period	111,324	6,858	54,116	—	172,298

Cash and cash equivalents at end of period	$85,826	$5,943	$56,634	$0	$148,403

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Form 10-Q, other than statements of historical facts, are forward-looking statements for purposes of these provisions, including any statements regarding:
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
     In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “could,” “will” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although our management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as any other cautionary language included in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:
•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business;

•	our inability to access the credit markets;

•	the U.S. economy and the demand for natural gas;

•	worldwide demand for oil;

•	fluctuations in the market prices of oil and natural gas;

•	imposition of unanticipated trade restrictions;

•	unanticipated operating hazards and uninsured risks;

•	political instability, terrorism or war;

DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS (continued)
•	governmental regulations, including changes in accounting rules or tax laws or ability to remit funds to the U.S., that adversely affect the cost of doing business;

•	changes in the tax laws that would allow double taxation on foreign sourced income;

•	the outcome of our investigation and the parallel investigations by the SEC and the Department of Justice into possible violations of U.S. law, including the Foreign Corrupt Practices Act;

•	contemplated U.S. legislation on carbon emissions;

•	potential new “employer” taxes on U.S. health care plans;

•	adverse environmental events;

•	adverse weather conditions;

•	global health concerns;

•	changes in the concentration of customer and supplier relationships;

•	ability of our customers and suppliers to obtain financing for their operations;

•	unexpected cost increases for new construction and upgrade and refurbishment projects;

•	delays in obtaining components for capital projects and in ongoing operational maintenance and equipment certifications;

•	shortages of skilled labor;

•	unanticipated cancellation of contracts by operators;

•	breakdown of equipment;

•	other operational problems including delays in start-up of operations;

•	changes in competition;

•	the effect of litigation and contingencies; and

•	other similar factors (some of which are discussed in documents referred to in this Form 10-Q, including the risk factors described in our 2009 Annual Report on Form 10-K and our other reports and filings with the Securities and Exchange Commission).
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
OVERVIEW AND OUTLOOK
Summary
     Our 2010 first quarter earnings were a loss of $2.1 million or $0.02 per diluted share on revenues of $157.6 million. Excluding the effects of non-routine items we reported net income of $2.6 million or $0.02 per diluted share. When compared with the prior year’s first quarter, the performance reflects the continued sluggishness in international drilling contract awards and renewals, a smaller contribution from projects under management, improvements in the Gulf of Mexico barge drilling, and the effects of the significant 2009 decline in U.S. land drilling and its recent recovery.
     Because it takes many months for international exploration and production (E&P) spending decisions to impact contract awards, the 2009 slowdown in worldwide E&P spending continues to impact international contract drilling activity and our international rig fleet has experienced increased idle time. Our project management business reported lower revenues and earnings as a result of having previously completed a project to relocate and upgrade the Yastreb rig on Sakhalin Island and having reduced revenues for the Orlan platform which the customer has transitioned from operational status to non-operating mode since the first quarter last year.

OVERVIEW AND OUTLOOK (continued)
Summary (continued)
     Our U.S. barge drilling business had an upturn in revenues and earnings, compared with the prior year’s first quarter. In early 2009 we decided to “ready-stack” our Gulf of Mexico barge rigs and as demand returned we have captured a large portion of the available work by providing fast back-to-work response times while keeping costs in line with current market conditions. Parker’s rental tools business continues to benefit from the strategic positioning of stores in the active shale plays and continued investments in tubular inventory. These have allowed us to leverage the earnings impact of a recovering U.S. land drilling market and reductions in price discounting.
Overview: Recent Trends
     Compared to the immediate preceding quarter, Parker reported a decline in revenues and, excluding non-routine items, an increase in gross margin, net income and earnings per diluted share. These changes were primarily the result of lower activity in the Construction Contract and Project Management and Engineering Services segments and one-time impacts in the International Drilling segment offset by higher revenues and earnings from our Rental Tools and U.S. Drilling segments.
     International Drilling revenues and earnings declined primarily due to reduced revenues from Rig 257, our Caspian Sea barge rig, which went to a shipyard for scheduled overhaul and upgrade work in the middle of the 2009 fourth quarter and remained out of service throughout the 2010 first quarter, and from having received a contract early-termination fee for Rig 216 in the 2009 fourth quarter.
     The Project Management and Engineering Services results reflect completion of the Front End Engineering and Design (FEED) study for the Arkutun Dagi project in the 2009 fourth quarter which is now transitioning to a construction engineering support phase.
     The U.S. Drilling business had increased revenues and gross margin, the result of higher average dayrates more than offsetting the impact of fewer revenue days for our Gulf of Mexico barge drilling fleet.
     Our Rental Tools business produced much improved revenues and gross margin and increased overall gross margin as a percent of revenues during the quarter. As U.S. land drilling activity has strengthened, so too has the demand for drill pipe and other drilling tools. In addition, the improved demand has contributed to a reduction in price discounting. Also, having acquired additional drilling pipe in 2009, we have been able to better serve our markets and expand our customer base during this time.
     The revenues and earnings of the Construction Contract segment reflect the progress of the Liberty project. The 2010 first quarter earnings reflect a percentage-of-completion adjustment to the fixed fee allocation due to a projected increase in project spending.
Outlook
     We believe that our operations are strategically well positioned, though not all of them are yet reporting solid year-to-year increases in revenues and earnings. While there is uncertainty in our outlook, particularly the near-term impact of low prices and excess supplies of natural gas on U.S. drilling market, we are expecting improvements in the industry that should benefit Parker.
     We also anticipate some gaps in our International Drilling rig fleet deployment through the middle part of this year. However, a recent increase in tender activity should lead to increased contract awards that may improve our international fleet utilization later in the year.
     Our Project Management and Engineering Services segment is expected to produce increased revenues and earnings as the Operations and Maintenance (O&M) contract for the Liberty project is initiated later this year and other existing major programs continue. Also, we have been active in bidding several projects that include FEED, Engineering, Procurement, Construction and Installation (EPCI) and O&M opportunities. If we are successful in our bids it may result in additional project work in 2010.

OVERVIEW AND OUTLOOK (continued)
Outlook (continued)
     We are encouraged about the outlook for further improvement in our U.S. Drilling business this year. We are the leading barge drilling contractor in the U.S. Gulf of Mexico, measured by barge rigs available to work, in an industry that has shrunk its available capacity by about one-third. Drilling demand is recovering from prior year lows driven by oil-directed and deep gas activity. This could lead to increased fleet utilization, longer-term work visibility and improving dayrates as the year progresses.
     Our Rental Tools segment should continue to benefit from expanded international and offshore placements and stable-to-rising demand from U.S. land drilling, supported by the increase in oil-directed drilling particularly in the shale plays. Further improvements in the market may impact the level of price discounting which could enhance our results.
     As part of our normal business operations, we monitor industry developments and their potential impacts to our business. In this regard, we are monitoring the recent incident in the U.S. Gulf of Mexico involving the Deepwater Horizon. At this time, we cannot predict what, if any, actions may be taken by the United States or state governments or our customers or other industry participants in response to the incident or what impact any such actions may have on our operations or the operations of our customers.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009
     The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended March 31,
	2010		2009
		(Dollars in Thousands)
Revenues:
International Drilling	$63,875	41%	$77,381	44%
U.S. Drilling	15,087	10%	9,856	6%
Rental Tools	33,815	21%	37,889	22%
Project Management and Engineering Services	24,441	15%	32,054	18%
Construction Contract	20,387	13%	16,745	10%

Total revenues	$157,605	100%	$173,925	100%

Operating gross margin (1) :
International Drilling gross margin excluding depreciation and amortizatio	$16,702	26%	$27,604	36%
U.S. Drilling gross margin excluding depreciation and amortization	2,113	14%	(3,280)	-33%
Rental Tools gross margin excluding depreciation and amortization	21,189	63%	21,435	57%
Project Management and Engineering Services gross margin excluding depreciation and amortization	4,880	20%	6,160	19%
Construction Contract excluding depreciation and amortization	(810)	-4%	831	5%
Depreciation and amortization	(28,588)		(27,124)

Total operating gross margin	15,486		25,626

General and administration expense	(10,032)		(13,060)
Provision for reduction in carrying value of certain assets	—		—
Gain on disposition of assets, net	672		78

Total operating income	$6,126		$12,644

(1)	Gross margins, excluding depreciation and amortization, are computed as revenues less direct operating expenses, excluding depreciation and amortization expense; gross margin percentages are computed as gross margin, excluding depreciation and amortization, as a percent of revenues. The gross margin amounts, excluding depreciation and amortization, and gross margin percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (“GAAP”). However, we monitor our business segments based on several criteria, including gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable GAAP measure as follows:

				Project
				Management
				and
	International			Engineering	Construction
Three Months Ended:	Drilling	U.S. Drilling	Rental Tools	Services	Contract
		(Dollars in Thousands)
March 31, 2010
Operating gross margin	$3,314	$(4,161)	$12,263	$4,880	$(810)
Depreciation and amortization	13,388	6,274	8,926	—	—

Drilling and rental gross margin excluding depreciation and amortization	$16,702	$2,113	$21,189	$4,880	$(810)

March 31, 2009
Operating gross margin	$15,912	$(10,458)	$13,181	$6,160	$831
Depreciation and amortization	11,692	7,178	8,254	—	—

Drilling and rental gross margin excluding depreciation and amortization	$27,604	$(3,280)	$21,435	$6,160	$831

RESULTS OF OPERATIONS
International Drilling Segment
     This segment’s revenues decreased $13.5 million to $63.9 million during the current quarter when compared to the first quarter of 2009 due to lower utilization and major overhaul activities for one of our rigs.
     Revenues in our Americas region decreased by $6.2 million mainly due to lower rig utilization in Mexico. The trend is partially offset by higher revenue in Colombia in the first quarter of 2010 compared with the same period in the prior year. Revenues in our CIS region decreased by $5.1 million primarily due to planned maintenance for our barge rig operating in the Caspian Sea. In our Asia Pacific region, revenues decreased $2.2 million due primarily to lower first quarter utilization compared with the same period in 2009.
     International operating gross margin, excluding depreciation and amortization, decreased $10.9 million to $16.7 million during the current quarter of 2010, as compared to the first quarter of 2009. The change in margins is attributable to the above mentioned decrease in revenues partially offset by decreased operating expenses.
U.S. Drilling Segment
     Revenues for this segment increased $5.2 million to $15.1 million for the quarter ended March 31, 2010 as compared with the quarter ended March 31, 2009. The increase in revenues was primarily due to a recovering market, which has led to improved utilization for the U.S. barges, partially offset by lower dayrates as pricing remains competitive.
     The U.S. Drilling segment’s operating gross margin, excluding depreciation and amortization, improved by $5.4 million, from a 2009 first quarter loss, due to increased revenues and lower operating costs.
Rental Tools Segment
     Rental tools revenues decreased $4.1 million to $33.8 million during the current quarter as compared to the first quarter of 2009. The year to year comparative decrease is a result of overall market conditions and higher discounts that affected the business during the first quarter of 2009.
     The segment’s operating gross margins, excluding depreciation and amortization, remained generally consistent in the current quarter as compared to the first quarter of 2009. A decrease in revenues was offset by a decrease in operating costs.
Project Management and Engineering Services Segment
     Revenues for this segment decreased $7.6 million to $24.4 million during the current quarter as compared to the first quarter of 2009. This decrease was the result of lower rates for project management services due to inactivity of one rig and lower reimbursable revenues. In addition during the first quarter of 2009 we performed some additional upgrade and relocation work that did not repeat in 2010. The trend was partially offset by an increase in engineering services of $3.4 million due to higher activity. A significant portion of the revenue decrease for our Project management and engineering services segment related to reimbursable revenues with no impact on margins, therefore operating gross margin for this segment decreased only by $1.3 million in the current period as compared to the prior period.
Construction Contracts Segment
     Revenues from the construction of the extended-reach drilling rig for use in the Alaskan Beaufort Sea increased $3.6 million to $20.4 million during the current quarter as compared to the first quarter of 2009. This project is accounted for on a percentage of completion accounting basis. Operating gross margin for the EPCI project in the first quarter of 2010 was $(0.8) million, a reduction from $0.8 million recorded in the first quarter of 2009. This reflects an adjustment during the first quarter of the fixed fee for the cost-reimbursable Liberty project, due to the expanded costs, which have impacted the percentage-of-completion allocation.

RESULTS OF OPERATIONS (continued)
Other Financial Data
     Gain on asset dispositions for the first quarter of 2010 and 2009 was $0.7 million and $0.1 million, respectively, and was a result of minor asset sales during each period.
     Interest expense decreased $1.3 million during the current quarter as compared to the first quarter of 2009, primarily due to increased interest capitalization during the first quarter 2010 compared to the same period in the prior year. Debt extinguishment costs for the first quarter of 2010 were $3.2 million with no comparable expense in the first quarter of 2009. Interest income was insignificant for the quarter.
     General and administration expense decreased $3.0 million as compared to the first quarter of 2009 due to overall reduction in corporate costs.
     Income tax benefit was $1.6 million for the first quarter of 2010, as compared to income tax expense of $2.7 million for the first quarter of 2009. Income tax for the first quarter of 2010 includes a benefit of $6.3 million related to estimated U.S. taxable loss.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     As of March 31, 2010, we had cash and cash equivalents of $202.0 million, an increase of $93.2 million from December 31, 2009. The primary sources of cash for the three-month period ended March 31, 2010 as reflected on the consolidated condensed statements of cash flows was $148.9 million from financing activities. Financing activities included proceeds from the issuance of $300 million aggregate principal amount of 9.125% Senior Notes due 2018 (9.125% Notes), offset by the repayment of $96.3 million aggregate principal value of 9.625% Senior Notes and payment of $3.3 million of related debt extinguishment cost $42.0 million repayment of borrowings under the revolving credit facility, $3.0 million quarterly payment on our term loan facility and $7.8 million in debt issuance cost associated with the 9.125% Notes. The primary use of cash was $57.9 million for capital expenditures. Major capital expenditures for the period included $41.2 million on the construction of two new Alaska rigs and $9.3 million for tubulars and other rental tools for Quail Tools.
     As of March 31, 2009, we had cash and cash equivalents of $148.4 million, a decrease of $23.9 million from December 31, 2008. The primary sources of cash for the three-month period ended March 31, 2009 as reflected on the consolidated condensed statements of cash flows were $24.5 million provided by operating activities and proceeds of $4.0 million from draws on our credit facilities. The primary use of cash was $51.4 million for capital expenditures. Major capital expenditures for the period included $17.5 million on the construction of two new Alaska rigs and $17.2 million for tubulars and other rental tools for Quail Tools.
Financing Activity
     On March 22, 2010, we issued the 9.125% Notes pursuant to an Offering Memorandum dated March 11, 2010. The 9.125% Notes were issued at par with interest payable on April 1 and October 1, beginning October 1, 2010. We used the proceeds from the 9.125% Notes offering to redeem $225.0 million aggregate principal amount of our 9.625% Senior Notes due 2013 (9.625% Note), to repay $42.0 million of borrowings under the revolving credit facility and for general corporate purposes.

LIQUIDITY AND CAPITAL RESOURCES (continued)
Financing Activity (continued)
     On March 8, 2010, we commenced a cash tender offer and consent solicitation for all of our outstanding 9.625% Notes, which expired on April 2, 2010 (Tender Offer). The total consideration paid for each validly tendered 9.625% Note was equal to 103.458% of the aggregate principal amount of the 9.625% Notes, or $1,034.58 per $1,000 principal amount of 9.625% Notes, plus accrued and unpaid interest to the date of payment. The total consideration included a consent payment of $30 per $1,000 principal amount of 9.625% Notes, payable only to holders who tendered their 9.625% Notes and validly delivered their consents prior to 5:00 p.m., New York City time, on March 19, 2010 (the “Consent Date”). Holders who validly tendered their 9.625% Notes after the Consent Date received the total consideration less the consent payment of $30, or $1,004.58 per $1,000 principal amount of the 9.625% Notes, plus accrued and unpaid interest to the date of payment Holders tendered $96.3 million as of the Consent Date. On March 22, 2010, we paid $104.0 million representing payment of the total consideration including the consent payment. On the same date, March 22, 2010, we voluntarily called for redemption our 9.625% Notes that were not tendered pursuant to the Tender Offer, at the redemption price of 103.208% of the principal amount of the 9.625% Notes, or $1,032.08 per $1,000 principal amount of the 9.625% Notes. As a result of the irrevocable call for redemption, we classified the remaining 9.625% Notes as a current liability at March 31, 2010. On April 21, 2010, we redeemed the remaining $128.7 million principal amount of 9.625% Notes.
     We paid in full the $42.0 million of borrowings under the revolving credit facility on March 26, 2010.
     On July 5, 2007, we issued $125.0 million aggregate principal amount of 2.125% Convertible Senior Notes due 2012. Interest is payable semiannually on July 15th and January 15th. The initial conversion price is approximately $13.85 per share and is subject to adjustment for the occurrence of certain events stated within the indenture. Proceeds from the transaction were used to call our outstanding Senior Floating Rate notes, to pay the net cost of hedge and warrant transactions and for general corporate purposes. Effectively, the hedge and warrant transactions increase the conversion price to approximately $18.29 per share.
     On May 15, 2008 we entered into a Credit Agreement (2008 Credit Facility) with a five year senior secured $80.0 million revolving credit facility (Revolving Credit Facility) and a senior secured term loan facility (Term Loan Facility) of up to $50.0 million. Our obligations under the 2008 Credit Facility are guaranteed by substantially all of our domestic subsidiaries, except for domestic subsidiaries owned by foreign subsidiaries and certain immaterial subsidiaries, each of which has executed a guaranty. The 2008 Credit Facility contains customary affirmative and negative covenants such as minimum ratios for consolidated leverage, consolidated interest coverage and consolidated senior secured leverage.
     The 2008 Credit Facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Revolving loans are available under the 2008 Credit Facility subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and eligible rental equipment of the Company and its subsidiary guarantors. As of March 31, 2010, there were $16.6 million in letters of credit outstanding, $41.0 million outstanding on the Term Loan Facility and no borrowings on the Revolving Credit Facility. As of March 31, 2010, the amount utilized represents nearly 21 percent of the capacity of the Revolving Credit Facility. The Term Loan began amortizing on September 30, 2009 at equal installments of $3.0 million per quarter. On January 30, 2009, Lehman Commercial Paper, Inc. assigned its obligations under the 2008 Credit Facility to Trustmark National Bank. Upon assignment, Trustmark National Bank fully funded Lehman Commercial Paper, Inc.’s commitment, including an additional $4.0 million that Lehman Commercial Paper, Inc. did not fund in October 2008, therefore increasing our borrowings under the Revolving Credit Facility to $62.0 million at that time. On June 3, 2009, we repaid $20.0 million of the Revolving Credit Facility, reducing the amount drawn to $42.0 million. On March 26, 2010, we repaid the $42.0 million with proceeds from the issuance of our 9.125% Notes. We expect to use the revolving credit facility over the next twelve months to continue funding construction of two new rigs for work in Alaska.

LIQUIDITY AND CAPITAL RESOURCES (continued)
Financing Activity (continued)
     We had total long-term debt, including current portion, of $582.7 million as of March 31, 2010, which consists of:
•	$300.0 million aggregate principal amount of 9.125% Notes, which are due April 1, 2018;

•	$128.7 million aggregate principal amount of 9.625% Notes, which are due October 1, 2013 plus an associated $1.3 million in unamortized debt premium, the full amount being classified as short term pursuant to a call for redemption issued March 22, 2010;

•	$41.0 million drawn against our 2008 Credit Facility, including $41.0 million on our Term Loan Facility, $12.0 million of which is classified as short term, and none on our Revolving Credit Facility.

•	$125.0 million aggregate principal amount of Convertible Senior Notes at a coupon rate of 2.125% , which are due July 15, 2012 net of $13.3 million in unamortized debt discount; and,
     As of March 31, 2010, we had approximately $265.4 million of liquidity which consisted of $202.0 million of cash and cash equivalents on hand and $63.4 million of availability under the Revolving Credit Facility. On April 21, 2010 we redeemed the remaining $128.7 million outstanding of our $9.625% Notes. We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements nor guarantees of third-party financial obligations. We have no energy or commodity contracts.
     In July 2008, we entered into two five-year drilling contracts with BP that will require a subsidiary to construct and operate two new rigs for development drilling on the North Slope of Alaska. The cost of construction of the two new rigs will be funded partially by cash from operations and our fully available revolving credit facility.
     The following table summarizes our future contractual cash obligations as of March 31, 2010:

		Less than	Years	Years	More than
	Total	1 Year	2-3	4-5	5 Years
	(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$594,690	$140,690	$149,000	$5,000	$300,000
Long-term debt — interest (1)	228,415	32,019	59,499	54,772	82,125
Operating leases (2)	34,661	7,178	8,478	6,381	12,624
Purchase commitments (3)	55,163	55,163	—	—	—

Total contractual obligations	$912,929	$235,050	$216,977	$66,153	$394,749

Commercial commitments:
Long-term debt — Standby letters of credit (4)	16,616	16,616	—	—	—

Total commercial commitments	$16,616	$16,616	$—	$—	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.125% Notes, the 9.625% Notes, the 2.125% Convertible Senior Notes and the Term Loan. The remaining unamortized premium of $1.3 million and unamortized discount of $13.3 million are not included in the contractual cash obligations schedule.

(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3)	We have purchase commitments outstanding as of March 31, 2010, related to rig upgrade projects and new rig construction.

(4)	We have an $80.0 million revolving credit facility. As of March 31, 2010, there were no drawings against the revolver and $16.6 million of availability has been used to support letters of credit that have been issued, resulting in an estimated $63.4 million of availability. The revolving credit facility expires May 14, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risk faced by us from those reported in our 2009 Annual Report on Form 10-K filed with the SEC on March 3, 2010. For more information on market risk, see Part II, Item 7A in our 2009 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We performed evaluations under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2010.
     Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For information regarding legal proceedings, see Note 10, “Contingencies,” in Item 1 of Part I of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2009, other than the following:
Our operations could be adversely impacted by the recent drilling rig accident and resulting oil spill in the Gulf of Mexico.
     On April 22, 2010, a deepwater Gulf of Mexico drilling rig, Deepwater Horizon, owned by another contractor that was engaged in drilling operations for an operator, sank after an apparent blowout and fire. Although we have no ongoing drilling operations in inland waters in the Gulf of Mexico, we do have ongoing drilling operations which may be threatened if the oil spill continues to spread. Our Rental Tools business has customers with operations either ongoing or scheduled to commence in the Gulf of Mexico.
     At this time, we cannot predict the full impact of the incident and resulting spill on our customers’ operations or the continuing demand for our products and services. In addition, we cannot predict how our customers and government regulatory agencies will respond to the incident or whether changes in laws and regulations concerning offshore operations will be enacted.
     Significant delays in our operations or our customers’ operations caused by the spill, or changes in regulations regarding future offshore exploration and production activities or other government or customer actions could reduce our revenues and increase our operating costs, resulting in reduced cash flows and profitability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares That May yet
	of Shares	Average Price	Announced Plan or	Be Purchased Under
Period	Purchased (1)	Paid Per Share	Program	the Plan or Program
January 1-31, 2010	—	$—	—	N/A
February 1-28, 2010	—	$—	—	N/A
March 1-31, 2010	262,086	$5.17	—	N/A

Total	262,086	$5.17	—	N/A

(1)	Represents shares subject to restricted share awards withheld to satisfy tax obligations arising upon the vesting of restricted shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     (a) Exhibits: The following exhibits are filed or furnished as a part of this report:

Exhibit
Number		DESCRIPTION
4.1	—	Indenture, dated March 22, 2010, among Parker Drilling Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 22, 2010)
4.2	—	Form of 9 1/8 % Senior Note due 2018 (included in Exhibit 4.1)
4.3	—	Registration Rights Agreement, dated March 22, 2010, by and among Parker Drilling Company, the guarantors named therein, Bank of America Securities LLC, RBS Securities Inc., Barclays Capital Inc., Credit Suisse Securities (USA), Inc., Deutsche Bank Securities Inc., HSBC Securities (USA) Inc., Natixis Bleichroeder LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 22, 2010)
31.1	—	Section 302 Certification — President and Chief Executive Officer
31.2	—	Section 302 Certification — Senior Vice President and Chief Financial Officer
32.1	—	Section 906 Certification — President and Chief Executive Officer
32.2	—	Section 906 Certification — Senior Vice President and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER DRILLING COMPANY
Date: May 7, 2010	By:	/s/ David C. Mannon
David C. Mannon
President and Chief Executive Officer

	By:	/s/ W. Kirk Brassfield
W. Kirk Brassfield
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
4.1	Indenture, dated March 22, 2010, among Parker Drilling Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 22, 2010)
4.2	Form of 9 1/8 % Senior Note due 2018 (included in Exhibit 4.1)
4.3	Registration Rights Agreement, dated March 22, 2010, by and among Parker Drilling Company, the guarantors named therein, Bank of America Securities LLC, RBS Securities Inc., Barclays Capital Inc., Credit Suisse Securities (USA), Inc., Deutsche Bank Securities Inc., HSBC Securities (USA) Inc., Natixis Bleichroeder LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 22, 2010)
31.1	Section 302 Certification — President and Chief Executive Officer
31.2	Section 302 Certification — Senior Vice President and Chief Financial Officer
32.1	Section 906 Certification — President and Chief Executive Officer
32.2	Section 906 Certification — Senior Vice President and Chief Financial Officer