Form 10-Q
period 2010-06-30
PARKER DRILLING CO /DE/
filed 2010-08-06
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2010, 116,835,688 common shares were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,770	$108,803
Accounts and notes receivable, net	165,120	188,687
Rig materials and supplies	29,314	31,633
Deferred costs	2,965	4,531
Deferred income taxes	8,799	9,650
Other tax assets	44,695	37,818
Other current assets	66,711	62,407

Total current assets	367,374	443,529

Property, plant and equipment less accumulated depreciation and amortization of $854,800 at June 30, 2010 and $813,965 at December 31, 2009	792,354	716,798
Deferred income taxes	56,096	55,749
Other noncurrent assets	30,600	27,010

Total assets	$1,246,424	$1,243,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,000	$12,000
Accounts payable and accrued liabilities	156,857	167,910
Accrued income taxes	4,045	9,126

Total current liabilities	172,902	189,036

Long-term debt	439,075	411,831
Other long-term liabilities	30,880	30,246
Long-term deferred tax liability	6,640	16,074
Contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock	19,487	19,374
Capital in excess of par value	626,016	623,557
Accumulated deficit	(48,576)	(47,032)

Total stockholders’ equity	596,927	595,899

Total liabilities and stockholders’ equity	$1,246,424	$1,243,086

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
International Drilling	$52,932	$79,279	$116,807	$156,660
U.S. Drilling	15,336	12,889	30,423	22,745
Rental Tools	41,359	28,160	75,174	66,049
Project Management and Engineering Services	26,363	23,891	50,804	55,945
Construction Contracts	20,535	77,572	40,922	94,317

Total revenues	156,525	221,791	314,130	395,716

Operating expenses:
International Drilling	39,423	48,887	86,596	98,664
U.S. Drilling	13,540	11,628	26,514	24,764
Rental Tools	14,268	12,752	26,894	29,206
Project Management and Engineering Services	21,701	18,283	41,262	44,177
Construction Contracts	20,043	74,000	41,240	89,914
Depreciation and amortization	29,012	28,951	57,600	56,075

Total operating expenses	137,987	194,501	280,106	342,800

Total operating gross margin	18,538	27,290	34,024	52,916

General and administration expense	(6,937)	(11,126)	(16,969)	(24,186)
Gain on disposition of assets, net	1,712	704	2,384	782

Total operating income	13,313	16,868	19,439	29,512

Other income and (expense):
Interest expense	(7,386)	(7,504)	(14,118)	(15,570)
Interest income	78	174	152	460
Loss on extinguishment of debt	(3,989)	—	(7,209)	—
Other	115	(68)	257	(80)

Total other income and (expense)	(11,182)	(7,398)	(20,918)	(15,190)

Income (loss) before income taxes	2,131	9,470	(1,479)	14,322
Income tax expense (benefit):
Current	4,992	6,161	8,640	12,899
Deferred	(3,368)	(1,082)	(8,575)	(5,074)

Total income tax expense (benefit)	1,624	5,079	65	7,825

Net income (loss)	$507	$4,391	$(1,544)	$6,497

Basic earnings (loss) per share:
Net income (loss)	$0.00	$0.04	$(0.01)	$0.06
Diluted earnings (loss) per share:
Net income (loss)	$0.00	$0.04	$(0.01)	$0.06
Number of common shares used in computing earnings per share
Basic	114,298,319	113,180,858	113,909,798	112,723,230
Diluted	115,428,649	114,757,123	115,350,103	114,107,675
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(1,544)	$6,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,600	56,075
Loss on extinguishment of debt	7,209	—
Gain on disposition of assets	(2,384)	(782)
Deferred income tax expense	(8,575)	(5,074)
Expenses not requiring cash	6,392	5,947
Change in accounts receivable	24,908	(809)
Change in other assets	(11,407)	(2,247)
Change in liabilities	(18,006)	(26,582)

Net cash provided by operating activities	54,193	33,025

Cash flows from investing activities:
Capital expenditures	(128,973)	(93,978)
Proceeds from the sale of assets	2,798	950

Net cash used in investing activities	(126,175)	(93,028)

Cash flows from financing activities:
Proceeds from issuance of debt	300,000	—
Proceeds from draw on revolver credit facility	—	4,000
Paydown on senior notes	(225,000)	—
Paydown on revolver credit facility	(48,000)	(20,000)
Payments of debt issuance costs	(7,896)	—
Payments of debt extinguishment costs	(7,466)	—
Proceeds from stock options exercised	26	101
Excess tax (cost) benefit from stock based compensation	1,285	(1,813)

Net cash provided by (used in) financing activities	12,949	(17,712)

Net decrease in cash and cash equivalents	(59,033)	(77,715)
Cash and cash equivalents, beginning of year	108,803	172,298

Cash and cash equivalents, end of period	$49,770	$94,583

Supplemental cash flow information:
Interest paid	$13,673	$15,038
Income taxes paid	$12,198	$13,295
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.	General
In the opinion of the management of Parker Drilling Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments of a normally recurring nature which are necessary for a fair presentation of (1) the financial position as of June 30, 2010 and December 31, 2009, (2) the results of operations for the three and six months ended June 30, 2010 and 2009, and (3) cash flows for the six months ended June 30, 2010 and 2009. Results for the six months ended June 30, 2010 are not necessarily indicative of the results that will be realized for the year ending December 31, 2010. The financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

Nature of Operations — Parker Drilling Company (Parker Drilling) and its majority-owned subsidiaries (together with Parker Drilling, the “Company”) is a worldwide provider of contract drilling and drilling-related services with extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas. At June 30, 2010, our marketable rig fleet was comprised of 43 rigs which operate in North and South America, North Africa, Central Asia and Asia Pacific regions. Our rental tools business provides premium rental tools for land, offshore oil and gas drilling and workover activities both in the U.S. and abroad. We offer a full line of drill pipe, drill collars, tubing, high- and low-pressure blowout preventers, choke manifolds, junk and cement mills and casing scrapers. Our rental tool headquarters are in New Iberia, Louisiana with additional facilities located in Texas, North Dakota, Pennsylvania and Wyoming.

Consolidation and presentation —The consolidated financial statements include the accounts of the Company and subsidiaries in which we exercise significant control or have a controlling financial interest, including entities, in which we are allocated a majority of the entity’s losses or returns, regardless of ownership percentage. Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP) requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the date of the financial statements, and our revenue and expenses during the periods reported. Estimates are used when accounting for certain items such as legal accruals, mobilization and deferred mobilization, revenue and cost accounting following the percentage of completion method, self-insured medical/dental plans, etc. Estimates are based on historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

Concentrations of Credit Risk — Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables with a variety of national and international oil and gas companies. We generally do not require collateral on our trade receivables.

At June 30, 2010 and December 31, 2009, we had deposits in domestic banks in excess of federally insured limits of approximately $20.5 million and $68.1 million, respectively. In addition, we had deposits in foreign accounts at June 30, 2010 and December 31, 2009 of $33.4 million and $46.7 million, respectively, which are not federally insured.

Our customer base consists of major, independent and national oil and gas companies and integrated service providers. We depend on a limited number of significant customers. Our two largest customers, BP and ExxonMobil, constituted 16.0% and 15.3%, respectively of our year-to-date revenues as of June 30, 2010. In regards to BP, $40.9 million or 13.1% of the Company’s revenues on a year-to-date basis were derived from the percentage of completion accounting revenues associated with the BP Liberty rig construction that continues to decrease as we near completion of the rig and ready the rig for customer acceptance testing.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
1.	General (continued)
Fair Value of Financial Instruments —The estimated fair value of our $125.0 million principal amount 2.125% Convertible Senior Notes due 2012 was $110.2 million at June 30, 2010. The estimated fair value of our $300 million principal amount of 9.125% Senior Notes due 2018 was $285.0 million at June 30, 2010. For cash, accounts receivable, rig supplies and materials and accounts payable, we believe carrying value approximates estimated fair value due to the short-term nature and utilization of these assets.

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

Interest from external borrowings is capitalized on major projects until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets. Interest cost capitalized during the three months ended June 30, 2010 and 2009 related to the construction of rigs totaled $3.3 million and $1.3 million, respectively.

Convertible Senior Notes, including call options and warrants —The FASB accounting guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separated to account for the fair value of the debt and equity components as of the date of issuance to reflect the issuer’s non-convertible debt borrowing rate. Accordingly, a portion of the note balance of our 2.125% Convertible Senior Notes due 2012 is classified as additional paid in capital for the estimated fair value of the conversion feature at the date of issuance. In addition a discount on the convertible notes is being amortized through interest expense over the life of the convertible notes.

Stock-Based Compensation — Total stock-based compensation expense recognized for the three and six month periods ended June 30, 2010 was $1.1 million and $2.1 million, respectively, and for the three and six month periods ended June 30, 2009 was $1.0 million and $2.8 million, respectively, all of which was related to non-vested stock. Stock-based compensation expense is included in our consolidated condensed statements of operations in both “General and administration expense” and “Operating expenses.” There were no non-vested stock options at June 30, 2010. We had 123,500 outstanding and exercisable stock options as of June 30, 2010, the aggregate intrinsic value of which was negligible, with a weighted average exercise price of $3.58 per share. Non-vested restricted stock awards at June 30, 2010 and December 31, 2009 were 2,216,379 shares and 2,745,762 shares, respectively. Total unrecognized compensation cost related to unamortized non-vested stock awards was $5.1 million as of June 30, 2010 and $2.9 million as of December 31, 2009. The remaining unrecognized compensation cost related to non-vested stock awards will be amortized over a weighted-average vesting period of approximately 18 months.

For the six months ended June 30, 2010, the restricted stock vestings resulted in a tax benefit that was more than the deferred tax asset previously recognized. As a result, an excess tax benefit of $1.3 million was recorded to “Capital in excess of par value.”

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
2.	Earnings Per Share (EPS)

	Three Months Ended June 30, 2010
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$507,000	114,298,319	$0.00

Effect of dilutive securities:
Stock options and non-vested stock		1,130,330	$—

Diluted EPS:
Net income	$507,000	115,428,649	$0.00

	Six Months Ended June 30, 2010
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss	$(1,544,000)	113,909,798	$(0.01)

Effect of dilutive securities:
Stock options and non-vested stock		1,440,306	$—

Diluted EPS:
Net loss	$(1,544,000)	115,350,103	$(0.01)

	Three Months Ended June 30, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$4,391,000	113,180,858	$0.04

Effect of dilutive securities:
Stock options and non-vested stock		1,576,265	$—

Diluted EPS:
Net income	$4,391,000	114,757,123	$0.04

	Six Months Ended June 30, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$6,497,000	112,723,230	$0.06

Effect of dilutive securities:
Stock options and non-vested stock		1,384,445	$—

Diluted EPS:
Net income	$6,497,000	114,107,675	$0.06

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
2.	Earnings Per Share (EPS) (continued)
All stock options outstanding during the three and six months ended June 30, 2010, were included in the computation of diluted EPS as the options’ exercise prices were less than the average market price of the common shares. Options to purchase 90,300 shares of common stock with exercise prices ranging from $3.78 to $4.20 per share were outstanding during the six months ended June 30, 2009, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares and would have been anti-dilutive.
3.	Accounting for Uncertainty in Income Taxes
Under guidance for accounting for uncertainty in income taxes, we prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. For the six months ended June 2009, we recognized $0.7 million of expense related to certain intercompany transactions between our U.S. subsidiaries and foreign affiliates. For the second quarter of 2010, we recognized additional expense of $0.6 million related to a permanent establishment issue of one of our subsidiaries and additional benefit of $0.2 million related to the expiration of statute of limitations in a foreign jurisdiction. As of June 30, 2010, we had a remaining liability for unrecognized tax benefits of $14.9 million primarily related to foreign operations.
4.	Income Tax Benefit/Expense
Income tax expense was $1.6 million for the second quarter of 2010, as compared to income tax expense of $5.1 million for the second quarter of 2009. The decrease in income tax expense in the second quarter of 2010, compared to the second quarter of 2009, was primarily due to a reduction in income subject to income taxes in 2010.
5.	Long-Term Debt

	June 30,	December 31,
	2010	2009
	(Dollars in Thousands)
9.125% Senior Notes, due April 2018	$300,000	$—

9.625% Senior Notes, due October 2013	—	227,427

2.125% Convertible Senior Notes, due July 2012	113,075	110,404

Term Note	38,000	44,000

Revolving Credit Facility	—	42,000

Total debt	451,075	423,831
Less current portion	12,000	12,000

Total long-term debt	$439,075	$411,831

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

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
5.	Long-Term Debt (continued)
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

At any time prior to April 1, 2013, we may redeem up to 35% of the aggregate principal amount of 9.125% Notes at a redemption price of 109.125% of the principal amount, plus accrued and unpaid interest to the redemption date with the net cash proceeds of certain equity offerings by us. On and after April 1, 2014, we may redeem all or a part of the 9.125% Notes upon not less than 30 nor more than 60 days’ notice, at redemption prices (expressed as percentages of principal amount) equal to 104.563% for the twelve-month period beginning on April 1, 2014, 102.281% for the twelve-month period beginning on April 1, 2015 and 100% beginning on April 1, 2016, plus accrued and unpaid interest.

If we experience specified changes of control, the Company must offer to repurchase the 9.125% Notes at 101% of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

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

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
5.	Long-Term Debt (continued)
On June 21, 2010 pursuant to the Registration Rights Agreement among the Company, the guarantors named therein, the initial purchasers of the 9.125% Notes and the Trustee, entered into as of March 22, 2010 in connection with the closing of the 9.125% Notes offering, we filed an exchange offer registration statement with respect to an offer to exchange the 9.125% Notes for substantially identical notes that are registered under the Securities Act. Additionally, we have agreed to use our commercially reasonable best efforts to cause that registration statement to become effective within 180 days from March 22, 2010.

9.625% Senior Notes, due October 2013

As of December 31, 2009, we had outstanding $225.0 million in aggregate principal amount of 9.625% senior notes due 2013 (9.625% Notes). On March 8, 2010, we commenced a cash tender offer and consent solicitation for all of our outstanding 9.625% Notes, which expired on April 2, 2010 (Tender Offer). The total consideration paid for each validly tendered 9.625% Note was equal to 103.458% of the aggregate principal amount of the 9.625% Notes, or $1,034.58 per $1,000 principal amount of 9.625% Notes, plus accrued and unpaid interest to the date of payment. The total consideration included a consent payment of $30 per $1,000 principal amount of 9.625% Notes, payable only to holders who tendered their 9.625% Notes and validly delivered their consents prior to 5:00 p.m., New York City time, on March 19, 2010 (Consent Date). Holders who validly tendered their 9.625% Notes after the Consent Date received the total consideration less the consent payment of $30, or $1,004.58 per $1,000 principal amount of the 9.625% Notes, plus accrued and unpaid interest to the date of payment. Holders tendered $96.3 million in aggregate principal amount of the 9.625% Notes as of the Consent Date. On March 22, 2010, we paid $104.0 million, representing payment of the total consideration including the Consent Payment and accrued interest. On the same date, March 22, 2010, we voluntarily called for redemption all of our 9.625% Notes that were not tendered pursuant to the Tender Offer, at the redemption price of 103.208% of the principal amount of the 9.625% Notes, or $1,032.08 per $1,000 principal amount of the 9.625% Notes. On April 21, 2010, we redeemed in full the remaining $128.7 million principal amount of 9.625% Notes.

2.125% Convertible Senior Notes, due July 2012

On July 5, 2007, we issued $125 million aggregate principal amount of 2.125% Convertible Senior Notes (2.125% Notes) due 2012. The 2.125% Notes were issued at par and interest is payable semi-annually on January 15th and July 15th. The significant terms of the 2.125% Notes are as follows:
•	2.125% Notes Conversion Feature — The initial conversion price for 2.125% Note holders to convert their notes into shares is at a common stock share price equivalent of $13.85 (77.2217 shares of common stock) per $1,000 note value. Conversion rate adjustments occur for any issuances of stock, warrants, rights or options (except for stock purchase plans or dividend re-investments) or any other transfer of benefit to substantially all stockholders, or as a result of a tender or exchange offer. We may, under advice of our Board of Directors, increase the conversion rate at our sole discretion for a period of at least 20 days.

•	2.125% Notes Settlement Feature — Upon tender of the 2.125% Notes for conversion, we can either settle entirely in shares of common stock or a combination of cash and shares of common stock, solely at our option. Our intent is to satisfy our conversion obligation for our 2.125% Notes in cash, rather than in common stock, for at least the aggregate principal amount of the 2.125% Notes. This would reduce the resulting potential earnings dilution to only include any possible conversion premium, which would be the difference between the average price of our shares and the conversion price per share of common stock.

•	Contingent Conversion Feature — 2.125% Note holders may only convert 2.125% Notes when either sales price or trading price conditions are met, on or after the 2.125% Notes’ due date or upon certain accounting changes or certain corporate transactions (fundamental changes) involving stock distributions. Make-whole provisions are only included in the accounting and fundamental change conversions such that holders do not lose value as a result of the changes.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
5.	Long-Term Debt (continued)
•	Settlement Feature — Upon conversion, we will pay either cash or provide shares of our common stock if any, based on a daily conversion rate multiplied by a volume weighted average price of our common stock during a specified period following the conversion date. Conversions can be settled in cash or shares, solely at our discretion.
As of June 30, 2010, none of the conditions allowing holders of the 2.125% Notes to convert had been met.

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

Debt issuance costs related to the 2.125% Convertible Notes totaled approximately $3.6 million and are being amortized over the five year term of the 2.125% Notes using the effective interest method. Proceeds from the transaction of $110.2 million were used to redeem our outstanding senior floating rate notes, to pay the net cost of hedge and warrant transactions, and for general corporate purposes.
2008 Credit Agreement:

On May 15, 2008, the Company entered into a credit agreement (Credit Agreement) consisting of a senior secured $80 million revolving credit facility (Revolver) and senior secured term loan facility (Term Loan) of up to $50 million. The Credit Agreement terminates on May 14, 2013.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
5.	Long-Term Debt (continued)
Revolver:

Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a base rate plus an Applicable Rate or LIBOR, plus an Applicable Rate. The Applicable Rate varies from a rate per annum ranging from 2.75% to 3.25% for LIBOR rate loans and 1.75% to 2.25% for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the Credit Agreement). Revolving loans are available subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and rental equipment of the Company and its subsidiary guarantors. There were no revolving loans outstanding at June 30, 2010. There were $42.0 million in revolving loans outstanding at December 31, 2009. Letters of credit outstanding as of June 30, 2010 and December 31, 2009 totaled $16.6 million and $12.7 million, respectively.

Term Loan: The Term Loan originated at $50.0 million and requires quarterly principal payments of $3.0 million. The outstanding balances on the Term Loan at June 30, 2010 and December 31, 2009 were $38.0 million and $44.0 million, respectively.

Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries, each of which has executed guaranty agreements. The Credit Agreement contains customary affirmative and negative covenants such as minimum ratios for consolidated leverage, consolidated interest coverage and consolidated senior secured leverage.

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
Asbestos-Related Claims (continued)

The complaints allege that our subsidiaries and other drilling contractors used asbestos-containing products in offshore drilling operations, land-based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability and claims under the Jones Act and that the plaintiffs are entitled to monetary damages. Based on the report of the special master, these complaints have been severed and venue of the claims transferred to the county in which the plaintiff resides or the county in which the cause of action allegedly accrued. Subsequent to the filing of amended complaints, we have joined with other co-defendants in filing motions to compel discovery to determine what plaintiffs have an employment relationship with which defendant, including whether or not any plaintiffs have an employment relationship with subsidiaries of the Company. Out of 668 amended single-plaintiff complaints filed to date, sixteen (16) plaintiffs have identified Parker Drilling or one of its affiliates as a defendant. One of the sixteen plaintiffs’ cases was transferred to the federal multi-district litigation and was administratively dismissed. Of the remaining 652 cases, discovery is proceeding in groups of 60 and none of the fifteen plaintiff complaints naming Parker Drilling are included in the first 60 (Group I). Selection of Discovery Group II was completed on April 21, 2008, and we were named in one suit in which the plaintiff claims that during 1973 he earned $587.40 while working for a former subsidiary of a company Parker Drilling acquired in 1996. No trial date has been set for this plaintiff.

The subsidiaries named in these asbestos-related lawsuits intend to defend themselves vigorously and, based on the information available to us at this time, we do not expect the outcome to have a material adverse effect on its financial condition, results of operations or cash flows. However, we are unable to predict the ultimate outcome of these lawsuits. No amounts were accrued at June 30, 2010.

Gulfco Site

In 2003, we received an information request under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) designating Parker Drilling Offshore Corporation, a subsidiary of Parker Drilling, as a potentially responsible party with respect to the Gulfco Marine Maintenance, Inc. Superfund Site in Freeport, Texas (EPA No. TX 055144539). The subsidiary responded to this request with documents. In January 2008 the subsidiary received an administrative order to participate in an investigation of the site and a study of the remediation needs and alternatives. The U.S. Environmental Protection Agency (EPA) alleges that the subsidiary is a successor to a party who owned the Gulfco site during the time when chemical releases took place there. Two other parties have been performing the investigation and study work since mid-2005 under an earlier version of the same order. The subsidiary believes that it has a sufficient cause to decline participation under the order and has notified the EPA of that decision. Non-compliance with an EPA order absent sufficient cause for doing so can result in substantial penalties under CERCLA. To date, the EPA and the other two parties have spent approximately $3.5 million studying and conducting remediation of the site. It is anticipated that an additional $1.3 million may be required to complete the remediation. Other costs (not yet quantified), such as interest and administrative overhead, could be added to any action against us. We currently anticipate that the total claim will not exceed $5 million and will be shared by all responsible parties. We have conducted an evaluation of the subsidiary’s relationship to the site and continue to be engaged in discussions with the relevant parties in an effort to resolve the matter and to reduce potential risks and costs associated with possible litigation in the future.

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

Further, in connection with our internal investigation, we also learned that an individual who may be considered a foreign official under the FCPA owns in trust a substantial stake in a foreign subcontractor with whom we do business through a joint venture relationship in Kazakhstan. The joint venture’s business with the foreign subcontractor will terminate at the conclusion of workover operations that commenced on a well in July 2010. We expect workover operations on that well to conclude during the third quarter of 2010. At this point, we do not expect the termination of the joint venture’s business with the foreign subcontractor to have a material adverse impact on our business, results of operations, financial condition and liquidity.

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

Demand Letter and Derivative Litigation

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
Demand Letter and Derivative Litigation (continued)

On June 3, 2010, Mohamed Kassamali, a purported shareholder of the Company, filed a derivative action in the state court of Harris County, Texas against our current directors and the Company as a nominal defendant. The lawsuit alleges that the individual defendants breached their fiduciary duties to the Company related to the issues described above under “Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation.” On June 22, 2010, the Fuchs Family Trust, a purported shareholder of the Company, filed a substantially similar lawsuit in the state court of Harris County, Texas. On June 23, 2010, Kenneth Flacks, a purported shareholder of the Company, also filed a substantially similar lawsuit in the state court of Harris County, Texas. The lawsuits seek damages related to the alleged breaches of duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The damages sought include both compensatory and exemplary damages in an unspecified amount, along with various other forms of relief and an award of attorney fees, other costs, and expenses to the plaintiffs. All defendants have retained counsel, and we anticipate the cases will be consolidated into a single action before any substantive proceedings occur.

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

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
6.	Contingencies (continued)
Kazakhstan Ministry of Finance Tax Audit (continued)

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

On March 1, 2010, PKD Kazakhstan filed a claim against the Tax Department, in the Special Inter-district Economic Court of Atyrau Oblast, seeking to invalidate the revised Tax Notification. On May 5, 2010, the court elected not to issue a ruling on the merits of the case on the basis of an alleged lack of standing. PKD Kazakhstan adjusted and re-filed its claim in June 2010. Substantive arguments are continuing, and we anticipate a court decision in the third quarter of 2010. PKD Kazakhstan also intends to pursue the claim through higher levels of court appeals as necessary. Based on the information available to us at this time, we are unable to predict the ultimate outcome of this case. However, we do not expect the ultimate outcome to materially or adversely affect our financial condition, results of operations or cash flows. No amounts were accrued at June 30, 2010.
7.	Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update “Improving Disclosures about Fair Value Measurements.” This update requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reason for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. This amendment is effective for interim and annual reporting periods beginning after December 15, 2009. Because the standard does not change how fair values are measured, the standard did not have an impact on our consolidated condensed financial statements.
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

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
8.	Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements (continued)
AralParker (a Kazakhstan joint stock company, owned 100 percent by Parker Drilling (Kazakstan), LLC, Casuarina Limited (a wholly-owned captive insurance company), KDN Drilling Limited, Mallard Argentine Holdings, Ltd., Mallard Drilling of South America, Inc., Mallard Drilling of Venezuela, Inc., Parker Drilling Investment Company, Parker Drilling (Nigeria) Limited, Parker Drilling Company (Bolivia) S.A., Parker Drilling Company Kuwait Limited, Parker Drilling Company Limited (Bahamas), Parker Drilling Company of New Zealand Limited, Parker Drilling Company of Sakhalin, Parker Drilling de Mexico S. de R.L. de C.V., Parker Drilling International of New Zealand Limited, Parker Drilling Tengiz, Ltd., PD Servicios Integrales, S. de R.L. de C.V., PKD Sales Corporation, Parker SMNG Drilling Limited Liability Company (owned 50 percent by Parker Drilling Company International, LLC), Parker Drilling Kazakhstan B.V., Parker Drilling AME Limited, Parker Drilling Asia Pacific, LLC, PD International Holdings C.V.,PD Dutch Holdings C.V., PD Selective Holdings C.V., PD Offshore Holdings C.V., Parker Drilling Netherlands B.V., Parker Drilling Dutch B.V., Parker Hungary Rig Holdings Limited Liability Company, Parker Drilling Spain Rig Services, S L, Parker 3Source, LLC, Parker 5272, LLC, Parker Central Europe Rig Holdings Limited Liability Company, Parker Cyprus Leasing Limited, Parker Cyprus Ventures Limited, Parker Drilling International B.V., Parker Drilling Offshore B.V., Parker Drilling Offshore International, Inc., Parker Drilling Overseas B.V., Parker Drilling Russia B.V., Parker Drillsource, LLC, PD Labor Services, Ltd, Pd Labor Sourcing Ltd., PD Personnel Services, Ltd., SaiPar Drilling Company B.V. (owned 50% by Parker Drilling Dutch B.V.), Parker Enex, LLC, Parker Drilling Company Eastern Hemisphere, Ltd., Parker Drilling Company of Bolivia, Inc., Canadian Rig Leasing, Inc., Parker Drilling Company International Limited, Parker Drilling Company Limited LLC, Parker Drilling Company of Singapore, LLC, Parker USA Drilling Company, Universal Rig Service LLC, Parker Offshore Resources, L.P., Choctaw International Rig Corp., DGH, Inc., Parker Drilling Company of Argentina, Inc., Parker Drilling Company International, LLC, Parker Drilling (Kazakstan), LLC, Parker Drilling Company of New Guinea, LLC, Indocorp of Oklahoma, Inc., Creek International Rig Corp., Parker Drilling Company of Mexico, LLC, Selective Drilling Corporation, Parker Drilltech, LLC, Parker Drillserv, LLC, Parker Drillex, LLC, Parker Rigsource LLC, Parker Intex, LLC, Parker Drilling Eurasia, Inc., Parker Drilling Pacific Rim, Inc., Parker Singapore Rig Holding Pte. Ltd. are all non-guarantor subsidiaries. We are providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of June 30, 2010 and December 31, 2009 and for the three months and six months ended June 30, 2010 and 2009. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	June 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:

Cash and cash equivalents	$12,406	$2,811	$34,553	$—	$49,770
Accounts and notes receivable, net	23,976	96,395	212,649	(167,900)	165,120
Rig materials and supplies	—	370	28,944	—	29,314
Deferred costs	—	—	2,965	—	2,965
Deferred income taxes	8,799	—	—	—	8,799
Other tax assets	98,048	(63,184)	9,831	—	44,695
Other current assets	557	40,028	36,860	(10,734)	66,711

Total current assets	143,786	76,420	325,802	(178,634)	367,374

Property, plant and equipment, net	79	508,370	283,782	123	792,354

Investment in subsidiaries and intercompany advances	960,753	511,693	488,117	(1,960,563)	—

Other noncurrent assets	68,708	(5,435)	31,535	(8,112)	86,696

Total assets	$1,173,326	$1,091,048	$1,129,236	$(2,147,186)	$1,246,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,000	$—	$—	$—	$12,000
Accounts payable and accrued liabilities	54,620	321,069	164,618	(383,450)	156,857
Accrued income taxes	570	15	3,460	—	4,045

Total current liabilities	67,190	321,084	168,078	(383,450)	172,902

Long-term debt	439,075	—	—	—	439,075
Other long-term liabilities	7,551	4,867	18,679	(217)	30,880
Long-term deferred tax liability	—	—	6,640	—	6,640
Intercompany payables	62,583	473,144	154,750	(690,477)	—
Contingencies	—	—	—	—	—

Stockholders’ equity:
Common stock	19,487	18,049	43,003	(61,052)	19,487
Capital in excess of par value	626,016	722,849	530,625	(1,253,474)	626,016
Retained earnings (accumulated deficit)	(48,576)	(448,945)	207,461	241,484	(48,576)

Total stockholders’ equity	596,925	291,953	781,089	(1,073,040)	596,927

Total liabilities and stockholders’ equity	$1,173,326	$1,091,048	$1,129,236	$(2,147,186)	$1,246,424

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)

	December 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$58,189	$1,768	$48,846	$—	$108,803
Accounts and notes receivable, net	17,357	101,316	234,987	(164,973)	188,687
Rig materials and supplies	—	(1,150)	32,783	—	31,633
Deferred costs	—	—	4,531	—	4,531
Deferred income taxes	9,650	—	—	—	9,650
Other tax assets	96,450	(63,183)	4,551	—	37,818
Other current assets	557	45,513	27,084	(10,747)	62,407

Total current assets	182,203	84,264	352,782	(175,720)	443,529

Property, plant and equipment, net	79	434,870	281,725	124	716,798

Investment in subsidiaries and intercompany advances	903,616	582,049	466,799	(1,952,464)	—

Other noncurrent assets	56,658	5,094	29,107	(8,100)	82,759

Total assets	$1,142,556	$1,106,277	$1,130,413	$(2,136,160)	$1,243,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,000	$—	$—	$—	$12,000
Accounts payable and accrued liabilities	50,583	319,187	163,856	(365,716)	167,910
Accrued income taxes	1,069	624	7,433	—	9,126

Total current liabilities	63,652	319,811	171,289	(365,716)	189,036

Long-term debt	411,831	—	—	—	411,831
Other long-term liabilities	9,689	2,797	17,976	(216)	30,246
Long-term deferred tax liability	(1,098)	9,404	7,768	—	16,074
Intercompany payables	62,583	473,144	155,495	(691,222)	—
Contingencies	—	—	—	—	—

Stockholders’ equity:
Common stock	19,374	18,049	43,003	(61,052)	19,374
Capital in excess of par value	623,557	722,851	530,626	(1,253,477)	623,557
Retained earnings (accumulated deficit)	(47,032)	(439,779)	204,256	235,523	(47,032)

Total stockholders’ equity	595,896	301,121	777,885	(1,079,003)	595,899

Total liabilities and stockholders’ equity	$1,142,556	$1,106,277	$1,130,413	$(2,136,160)	$1,243,086

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended June 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$88,029	$92,906	$(24,410)	$156,525
Operating expenses	—	57,504	75,881	(24,410)	108,975
Depreciation and amortization	—	15,912	13,100	—	29,012

Total operating gross margin	—	14,613	3,925	—	18,538

General and administration expense (1)	(86)	(6,778)	(73)	—	(6,937)
Provision for reduction in carrying value of certain assets	—	—	—	—	—
Gain on disposition of assets, net	—	1,009	703	—	1,712

Total operating income (loss)	(86)	8,844	4,555	—	13,313

Other income and (expense):
Interest expense	(8,475)	(8,909)	(3,642)	13,640	(7,386)
Interest income	10,523	167	13,029	(23,641)	78
Loss on extinguishment of debt	(3,989)	—	—	—	(3,989)
Other	1	91	23	—	115
Equity in net earnings of subsidiaries	432	—	—	(432)	—

Total other income and (expense)	(1,508)	(8,651)	9,410	(10,433)	(11,182)

Income (benefit) before income taxes	(1,594)	193	13,965	(10,433)	2,131

Income tax expense (benefit):
Current	193	(375)	5,174	—	4,992
Deferred	(2,294)	(14)	(1,060)	—	(3,368)

Total income tax expense (benefit)	(2,101)	(389)	4,114	—	1,624

Net income (loss)	$507	$582	$9,851	$(10,433)	$507

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)

	Three months ended June 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$122,693	$118,843	$(19,745)	$221,791
Operating expenses	—	102,096	83,198	(19,745)	165,550
Depreciation and amortization	—	16,393	12,558	—	28,951

Total operating gross margin	—	4,204	23,087	—	27,290

General and administration expense (1)	(42)	(10,960)	(69)	(55)	(11,126)
Provision for reduction in carrying value of certain assets	—	—	—	—	—
Gain on disposition of assets, net	—	241	463	—	704

Total operating income (loss)	(42)	(6,515)	23,480	(55)	16,868

Other income and (expense):
Interest expense	(8,517)	(8,910)	(2,771)	12,694	(7,504)
Interest income	10,519	188	8,522	(19,055)	174
Other	—	(68)	—	—	(68)
Equity in net earnings of subsidiaries	1,688	—	—	(1,688)	—

Total other income and (expense)	3,690	(8,790)	5,751	(8,050)	(7,398)

Income (benefit) before income taxes	(3,648)	(15,304)	29,231	(8,105)	9,470
Income tax expense (benefit):
Current	(246)	171	5,744	—	6,161
Deferred	(989)	—	(93)	—	(1,082)

Total income tax expense (benefit)	(743)	171	5,651	—	5,079

Net income (loss)	$4,391	$(15,475)	$23,580	$(8,105)	$4,391

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six months ended June 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$166,385	$196,884	$(49,139)	$314,130
Operating expenses	—	111,627	160,018	(49,139)	222,506
Depreciation and amortization	—	31,763	25,837	—	57,600

Total operating gross margin	—	22,995	11,029	—	34,024

General and administration expense (1)	(131)	(16,666)	(172)	—	(16,969)
Gain on disposition of assets, net	—	1,578	806	—	2,384

Total operating income (loss)	(131)	7,907	11,663	—	19,439

Other income and (expense):
Interest expense	(16,264)	(17,819)	(8,251)	28,216	(14,118)
Interest income	21,015	398	16,956	(38,217)	152
Loss on extinguishment of debt	(7,209)	—	—	—	(7,209)
Other	1	68	188	—	257
Equity in net earnings of subsidiaries	(5,962)	—	—	5,962	—

Total other income and (expense)	(8,419)	(17,353)	8,893	(4,039)	(20,918)

Income (benefit) before income taxes	(8,550)	(9,446)	20,556	(4,039)	(1,479)

Income tax expense (benefit):
Current	438	(256)	8,458	—	8,640
Deferred	(7,444)	(24)	(1,107)	—	(8,575)

Total income tax expense (benefit)	(7,006)	(280)	7,351	—	65

Net income (loss)	$(1,544)	$(9,166)	$13,205	$(4,039)	$(1,544)

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)

	Six months ended June 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$194,566	$249,521	$(48,371)	$395,716
Operating expenses	—	153,443	181,653	(48,371)	286,725
Depreciation and amortization	—	32,436	23,639	—	56,075

Total operating gross margin	—	8,687	44,229	—	52,916

General and administration expense (1)	(83)	(23,951)	(152)	—	(24,186)
Provision for reduction in carrying value of certain assets	—	—	—	—	—
Gain on disposition of assets, net	—	242	540	—	782

Total operating income (loss)	(83)	(15,022)	44,617	—	29,512

Other income and (expense):
Interest expense	(17,399)	(17,974)	(5,584)	25,387	(15,570)
Interest income	21,224	378	10,606	(31,748)	460
Other	(3)	(89)	12	—	(80)
Equity in net earnings of subsidiaries	(1,630)	—	—	1,630	—

Total other income and (expense)	2,192	(17,685)	5,034	(4,731)	(15,190)

Income (benefit) before income taxes	2,109	(32,707)	49,651	(4,731)	14,322
Income tax expense (benefit):
Current	872	458	11,569	—	12,899
Deferred	(5,260)	—	186	—	(5,074)

Total income tax expense (benefit)	(4,388)	458	11,755	—	7,825

Net income (loss)	$6,497	$(33,165)	$37,896	$(4,731)	$6,497

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,544)	$(9,166)	$13,205	$(4,039)	$(1,544)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	31,763	25,837	—	57,600
Loss on extinguishment of debt	7,209	—	—	—	7,209
Gain on disposition of assets	—	(1,578)	(806)	—	(2,384)
Deferred income tax expense	(7,444)	(24)	(1,107)	—	(8,575)
Expenses not requiring cash	6,392	—	—	—	6,392
Equity in net earnings of subsidiaries	5,962	—	—	(5,962)	—
Change in accounts receivable	(6,619)	9,189	22,338	—	24,908
Change in other assets	(7,974)	8,646	(12,079)	—	(11,407)
Change in liabilities	8,385	(22,953)	(3,438)	—	(18,006)

Net cash provided by (used in) operating activities	4,367	15,877	43,950	(10,001)	54,193

Cash flows from investing activities:
Capital expenditures	—	(104,234)	(24,739)	—	(128,973)
Proceeds from the sale of assets	—	2,098	700	—	2,798
Intercompany dividend payment	—		(10,001)	10,001	—

Net cash provided by (used in) investing activities	—	(102,136)	(34,040)	10,001	(126,175)

Cash flows from financing activities:
Proceeds from debt issuance	300,000	—	—	—	300,000
Paydown on revolver credit facility	(48,000)	—	—	—	(48,000)
Paydown on senior notes	(225,000)	—	—	—	(225,000)
Payment of debt issuance costs	(7,896)	—	—	—	(7,896)
Payment of debt extinguishment costs	(7,466)	—	—	—	(7,466)
Proceeds from stock options exercised	26	—	—	—	26
Excess tax benefit from stock-based compensation	1,285	—	—	—	1,285
Intercompany advances, net	(63,099)	87,302	(24,203)	—	—

Net cash provided by (used in) financing activities	(50,150)	87,302	(24,203)	—	12,949

Net change in cash and cash equivalents	(45,783)	1,043	(14,293)	—	(59,033)
Cash and cash equivalents at beginning of period	58,189	1,768	48,846	—	108,803

Cash and cash equivalents at end of period	$12,406	$2,811	$34,553	$—	$49,770

See accompanying notes to unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended June 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$6,497	$(33,165)	$37,896	$(4,731)	$6,497
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	32,436	23,639	—	56,075
Gain on disposition of assets	—	(242)	(540)	—	(782)
Deferred income tax expense (benefit)	(5,260)	—	186	—	(5,074)
Expenses not requiring cash	5,947	—	—	—	5,947
Equity in net earnings of subsidiaries	1,630	—	—	(1,630)	—
Change in accounts receivable	32,633	(21,229)	(12,213)	—	(809)
Change in other assets	13,364	(7,052)	(8,559)	—	(2,247)
Change in liabilities	(8,820)	32,668	(50,430)	—	(26,582)

Net cash provided by (used in) operating activities	45,991	3,416	(10,021)	(6,361)	33,025

Cash flows from investing activities:
Capital expenditures	—	(78,453)	(15,525)	—	(93,978)
Proceeds from the sale of assets	—	26	924	—	950
Intercompany dividend payments	—	—	(6,361)	6,361	—

Net cash provided by (used in) investing activities	—	(78,427)	(20,962)	6,361	(93,028)

Cash flows from financing activities:
Proceeds from draw on revolver credit facility	4,000	—	—	—	4,000
Paydown on revolver credit facility	(20,000)				(20,000)
Paydown on term note	—				—
Proceeds from stock options exercised	101	—	—	—	101
Excess tax cost from stock-based compensation	(1,813)	—	—	—	(1,813)
Intercompany advances, net	(112,609)	71,416	41,193	—	—

Net cash provided by (used in) financing activities	(130,321)	71,416	41,193	—	(17,712)

Net change in cash and cash equivalents	(84,330)	(3,595)	10,210	(0)	(77,715)
Cash and cash equivalents at beginning of period	111,324	6,858	54,116	—	172,298

Cash and cash equivalents at end of period	$26,994	$3,263	$64,326	$(0)	$94,583

See accompanying notes to unaudited consolidated condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “could,” “will” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although our management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as any other cautionary language included in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:
•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business;
•	our inability to access the credit markets;
•	the U.S. economy and the demand for oil and natural gas;
•	worldwide demand for oil;
•	fluctuations in the market prices of oil and natural gas;
•	imposition of unanticipated trade restrictions;
•	unanticipated operating hazards and uninsured risks;
•	political instability, terrorism or war;
•	governmental regulations, including additional regulation of onshore or offshore drilling, changes in accounting rules or tax laws that may impact our ability to remit funds to the U.S. government, that adversely affect the cost of doing business;

DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS (continued)
•	changes in the tax laws that would allow double taxation on foreign sourced income;
•	the outcome of our investigation and the parallel investigations by the SEC and the Department of Justice into possible violations of U.S. law, including the Foreign Corrupt Practices Act;
•	contemplated U.S. legislation on carbon emissions;
•	potential new “employer” taxes on U.S. health care plans;
•	adverse environmental events;
•	adverse weather conditions;
•	global health concerns;
•	changes in the concentration of customer and supplier relationships;
•	ability of our customers and suppliers to obtain financing for their operations;
•	unexpected cost increases for new construction and upgrade and refurbishment projects;
•	delays in obtaining components for capital projects and in ongoing operational maintenance and equipment certifications;
•	shortages of skilled labor;
•	unanticipated cancellation of contracts by operators;
•	breakdown of equipment;
•	other operational problems including delays in start-up of operations;
•	changes in competition;
•	the effect of litigation and contingencies; and
•	other similar factors (including those set forth in Part II, Item 1A Risk Factors, and in documents referred to, in this Form 10-Q, including the risk factors described in our 2009 Annual Report on Form 10-K and our other reports and filings with the Securities and Exchange Commission).
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
OVERVIEW AND OUTLOOK
Overview
     We reported second quarter 2010 net income of $0.5 million, or $0.00 per diluted share on revenues of $156.5 million, compared with net income of $4.4 million, or $0.04 per diluted share on revenues of $221.8 million during the second quarter 2009. The results of the second quarter included a total of $4.4 million related to the DOJ investigation, legal expense, Mexico tax settlement and debt extinguishment costs of refinancing a portion of our existing debt. Our construction contract revenues included $20.5 million during the second quarter 2010, down from $77.6 million in 2009 reflecting the reduced revenues associated with work consisting of primarily labor as we near completion of the rig and ready the rig for customer acceptance testing.
     Compared to second quarter 2009, second quarter 2010 results reflect improved performance from our U.S. businesses, including higher revenues and margins in our Rental Tools segment and improved utilization in our U.S. Drilling segment. We also generated slightly higher revenues in our Project Management and Engineering Services segment. The improvements in the U.S. were more than offset by lower international rig fleet utilization and shipyard time for our Caspian Sea Barge Rig 257, both negatively impacting our International Drilling segment.

OVERVIEW AND OUTLOOK (continued)
Overview (continued)
     Second quarter 2010 U.S. Drilling segment revenues of $15.3 million increased 19.0 percent over second quarter 2009 revenues of $12.9 million, and gross margin of $1.8 million increased 42.3 percent over the $1.3 million gross margin in the second quarter of 2009. This performance reflects an increased number of barges at work during the quarter. One advantage we believe has benefitted our utilization was our 2009 decision to “ready-stack” our Gulf of Mexico barge rigs that were underutilized at the time. As demand improved, we believe we have captured a larger portion of the available work by providing fast back-to-work response times while keeping costs in line with softer market conditions. Although utilization has increased, dayrates remain suppressed in this market.
     Rental Tools posted a strong second quarter 2010 with revenues of $41.4 million, a 46.9 percent increase over the second quarter 2009. Second quarter 2010 gross margin was $27.1 million and gross margin as a percent of revenues was 65.5 percent, both up from the second quarter 2009. This growth is attributable to improving conditions in U.S. land drilling markets and the Company’s successful deployment of strategic plans, including our positioning of stores in the more active shale plays and our 2009 capital investments in tubular inventory. With the improvement in market conditions, price discounting has lessened. Our efforts remain focused on continuing to serve our existing customer base while growing our business with new customers at the same time. Our rental tool business has been impacted by the drilling moratorium on deepwater drilling in the Gulf of Mexico. We anticipate the impact on revenues to be approximately $1 million per month until rigs return to work in the Gulf or relocate to international locations. We plan to remain vigilant on controlling costs in our rental tool business, and if revenues continue to increase in the active shale plays, this segment will continue to contribute to the Company as the year progresses.
     Revenues in the Construction Contract segment were much lower in the second quarter of 2010 compared to the second quarter of 2009, reflecting the continued progress toward completion of the Liberty rig. Parker is installing the rig at its location on the North Slope, and these activities primarily consist of rig-up labor. The Liberty rig is a customer-owned rig constructed by Parker Drilling for BP on a fixed fee and reimbursable contract. Payments are made by BP as the construction progresses, with accounting for the project handled on a percentage of completion basis.
     Second quarter 2010 Project Management and Engineering Services revenues were $26.4 million, a 10.4 percent increase over 2009 second quarter revenues of $23.9 million, primarily reflecting increased activity associated with our engineering and procurement services for an offshore platform for Exxon Neftegas Ltd. (ENL) that will target the Arkutun-Dagi field offshore Sakhalin Island. Also contributing to increased revenues in this segment were our operations and maintenance activities for ENL on the Orlan platform, which transitioned from a warm-stack mode to a higher-revenue mode during the 2010 second quarter.
     When compared with 2009’s second quarter, the Company’s International Drilling segment revenues of $52.9 million declined $26.3 million, or 33.2% due to lower utilization. When compared with the first quarter of 2010, second quarter 2010 revenues were $10.9 million or 17.1% lower. A reduced dayrate for our Caspian Sea Barge Rig 257 during its shipyard time for a scheduled overhaul and upgrade program negatively affected revenues and earnings in the second quarter 2010 as the barge remained in the shipyard the entire period. Utilization remains strong in our Americas region, with 9 of 10 rigs working, including one previously idle rig going back to work in the second quarter. However, utilization in our Asia Pacific and CIS/Africa/Middle East regions remained depressed, as rigs in New Zealand, Algeria and Kazakhstan were ready-stacked after completing existing contract work.
     We believe that the slowdown in some of our international markets is attributable to a delay in anticipated international E&P spending by our customers, principally because of the instability in European and Central Asian financial markets, causing some of our international rig fleet to experience gaps between contracts.

OVERVIEW AND OUTLOOK (continued)
Outlook
     We believe that our operations are strategically well positioned, and although not all our locations are reporting year-to-year performance improvements through the first six months of 2010 compared with comparable prior year period, we believe we have the potential to produce improved earnings throughout the remainder of the year.
     We had previously anticipated and disclosed our expectation of experiencing gaps between some contracts in our International Drilling fleet and have seen this transpire during the latter part of the second quarter. While we have had some success in extending contracts and getting new work for rigs coming off contract, we anticipate that our international rig fleet utilization will remain around current levels for the remainder of the year. Revenues should increase as our one barge rig in the Caspian returns to full dayrate in August.
     The U.S. Drilling segment continues to experience solid utilization, however, dayrates remain depressed. We appear to be maintaining our market share and we are seeing slight improvement in overall market conditions.
     Our Rental Tools segment continued to improve quarter over quarter. During the second quarter 2010, this segment’s performance was one of the strongest quarters in Company history. While we anticipate this segment will remain strong, we recognize that the deepwater U.S. Gulf of Mexico drilling moratorium may continue to have an impact on our rentals of deepwater equipment. We currently estimate the drilling moratorium is reducing revenue from our rental tools business by approximately $1.0 million per month and this impact will likely continue until the moratorium is lifted. For information, see “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q.
     Our work on the Liberty rig will transition from installation activities to operational activities when our customer, BP, directs us to do so. As noted earlier, the Orlan platform at Sakhalin Island transitioned into a higher-revenue mode in the second quarter. We continue our long-term operations and management work on the Yastreb rig. Engineering and procurement work continues for the drilling structures and equipment on the gravity based platform rig which is planned to be installed in Sakhalin’s Arkutun-Dagi filed. The construction for this project is starting up in Korea and the Company is working on plans to provide engineering support and construction supervision for the drilling structures. We also continue to monitor and bid on additional engineering and project management opportunities. If we are successful in our bids it could it could result in additional project work.
     As part of our normal business operations, we monitor industry developments and their potential impacts to our business. In this regard, we are monitoring the consequences resulting from the incident in the U.S. Gulf of Mexico involving the Deepwater Horizon, including the recently imposed deepwater drilling moratorium. Although the incident and its consequences will likely result in increased regulation of offshore drilling the U.S. Gulf of Mexico, at this time, we cannot predict what specific further actions may be taken by the United States or state governments, our customers or other industry participants in response to the incident, or what impact any such actions may have on our operations or the operations of our customers. For information, see “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009
     We recorded net income of $0.5 million for the three months ended June 30, 2010, as compared to net income of $4.4 million for the three months ended June 30, 2009. Gross margin was $18.5 million for the three months ended June 30, 2010 as compared to $27.3 million for the three months ended June 30, 2009.

RESULTS OF OPERATIONS
     The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended June 30,
	2010		2009
		(Dollars in Thousands)
Revenues:
International Drilling	$52,932	34%	$79,279	36%
U.S. Drilling	15,336	10%	12,889	6%
Rental Tools	41,359	26%	28,160	13%
Project Management and Engineering Services	26,363	17%	23,891	10%
Construction Contract	20,535	13%	77,572	35%

Total revenues	$156,525	100%	$221,791	100%

Operating gross margins, excluding depreciation and amortization (1):
International Drilling	$13,509	26%	$30,392	38%
U.S. Drilling	1,796	12%	1,261	10%
Rental Tools	27,091	66%	15,408	55%
Project Management and Engineering Services	4,662	18%	5,608	23%
Construction Contract	492	2%	3,572	5%
Depreciation and amortization	(29,012)		(28,951)

Total operating gross margin (2)	18,538		27,290
General and administration expense	(6,937)		(11,126)
Gain on disposition of assets, net	1,712		704

Total operating income	$13,313		$16,868

(1)	Gross margins, excluding depreciation and amortization are computed as revenues less direct operating expenses, depreciation and amortization expense, where applicable; segment operating gross margin percentages are computed as gross margin as a percent of revenues. The gross margin amounts and gross margin percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (U.S. GAAP). However, we monitor our business segments based on several criteria, including gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

				Project
				Management
				and
	International			Engineering	Construction
Three Months Ended:	Drilling	U.S. Drilling	Rental Tools	Services	Contract
		(Dollars in Thousands)
June 30, 2010
Operating gross margin (2)	$(305)	$(4,171)	$17,860	$4,662	$492
Depreciation and amortization	13,814	5,967	9,231	—	—

Drilling and rental gross margin excluding depreciation and amortization	$13,509	$1,796	$27,091	$4,662	$492

June 30, 2009
Operating gross margin (2)	$17,163	$(5,781)	$6,728	$5,608	$3,572
Depreciation and amortization	13,229	7,042	8,680	—	—

Drilling and rental gross margin excluding depreciation and amortization	$30,392	$1,261	$15,408	$5,608	$3,572

(2)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

RESULTS OF OPERATIONS
International Drilling Segment
     This segment’s revenues decreased $26.3 million to $52.9 million during the current quarter when compared to the second quarter of 2009 due to lower overall utilization and reduced day-rate during planned shipyard time for one of our rigs.
     Revenues in our Americas region decreased by $7.8 million mainly due to lower rig utilization in Mexico, partially offset by higher revenue in Colombia in the second quarter of 2010 compared with the same period in the prior year. Revenues in our CIS region decreased by $15.3 million primarily due to planned maintenance and upgrades for our barge rig operating in the Caspian Sea and fewer rigs working in Kazakhstan. In our Asia Pacific region, revenues decreased $3.2 million due primarily to lower utilization in the second quarter of 2010 compared with the same period in 2009.
     International operating gross margin, excluding depreciation and amortization, decreased $16.9 million to $13.5 million during the current quarter of 2010, as compared to the second quarter of 2009. The change in margins is primarily attributable to the above mentioned planned shipyard time for our barge rig in the Caspian Sea.
U.S. Drilling Segment
     Revenues for this segment increased $2.4 million to $15.3 million for the quarter ended June 30, 2010 as compared with the quarter ended June 30, 2009. The increase in revenues was primarily due to a recovering market, which has led to improved utilization for the U.S. barges, partially offset by lower dayrates as pricing remains competitive.
     The U.S. Drilling segment’s operating gross margin, excluding depreciation and amortization, improved by $0.5 million from the comparative quarter in 2009, due to increased revenues and lower operating costs.
Rental Tools Segment
     Rental tools revenues increased $13.2 million to $41.4 million during the second quarter as compared to the second quarter of 2009. The year to year comparative increase is a result of improvements to the overall market conditions and high discounts that affected the business during the second quarter of 2009 being reduced in certain markets.
     The segment’s operating gross margins, excluding depreciation and amortization, increased by $11.7 million in the current quarter as compared to the second quarter of 2009, primarily due to higher revenues, decreasing discounts and continued cost containment.
Project Management and Engineering Services Segment
     Revenues for this segment increased $2.5 million to $26.4 million during the current quarter as compared to the second quarter of 2009. This increase was primarily due to revenue from the new Arkutun Dagi project in the 2010 comparable period, partially offset by higher margin upgrade and relocation work on the Yastreb rig during the second quarter of 2009. With loss of some revenue, without any corresponding decrease in costs, there was some decrease in margins for certain projects. Operating gross margin for this segment decreased by $0.9 million in the current period as compared to the same period in the prior year.

RESULTS OF OPERATIONS
Construction Contracts Segment
     Revenues from the construction of the extended-reach drilling rig for use in the Alaskan Beaufort Sea decreased $57.0 million to $20.5 million during the current quarter as compared to the second quarter of 2009. The results of this segment are impacted by the timing of the project, which is nearing its completion. This project is accounted for on a percentage of completion basis. Operating gross margin in the second quarter of 2010 was $0.5 million, a reduction from $3.6 million recorded in the second quarter of 2009.
Other Financial Data
     Gain on asset dispositions for the second quarter of 2010 and 2009 was $1.7 million and $0.7 million, respectively, and was a result of asset sales during each period, respectively.
     Interest expense, while remaining relatively consistent during the second quarter of 2010 as compared to the second quarter of 2009 was impacted by higher interest expense from new borrowings of $1.5 million, increased debt amortization costs of $0.3 million, and was offset by $2.0 million more of interest capitalized to support new rig construction. Debt extinguishment costs for the second quarter of 2010 were $4.0 million with no comparable expense in the second quarter of 2009. Interest income was minimal in each quarter.
     General and administration expense decreased $4.2 million as compared to the second quarter of 2009 due to overall reduction in corporate costs, primarily related to lower legal spending.
     Income tax expense was $1.6 million for the second quarter of 2010, as compared to $5.1 million for the second quarter of 2009. The decrease is driven by lower taxable income in the current year.
Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009
     We recorded a net loss of $1.5 million for the six months ended June 30, 2010, as compared to net income of $6.5 million for the six months ended June 30, 2009. Gross margin was $34.0 million for the six months ended June 30, 2010 as compared to $52.9 million for the six months ended June 30, 2009.

RESULTS OF OPERATIONS
     The following is an analysis of our operating results for the comparable six-month periods:

	Six Months Ended June 30,
	2010		2009
		(Dollars in Thousands)
Revenues:
International Drilling	$116,807	37%	$156,660	40%
U.S. Drilling	30,423	10%	22,745	6%
Rental Tools	75,174	24%	66,049	16%
Project Management and Engineering Services	50,804	16%	55,945	14%
Construction Contract	40,922	13%	94,317	24%

Total revenues	$314,130	100%	$395,716	100%

Operating gross margins, excluding depreciation and amortization (1):
International Drilling	$30,211	26%	$57,996	37%
U.S. Drilling	3,909	13%	(2,019)	-9%
Rental Tools	48,280	64%	36,843	56%
Project Management and Engineering Services	9,542	19%	11,768	21%
Construction Contract	(318)	-1%	4,403	5%
Depreciation and amortization	(57,600)		(56,075)

Total operating gross margin (2)	34,024		52,916
General and administration expense	(16,969)		(24,186)
Gain on disposition of assets, net	2,384		782

Total operating income	$19,439		$29,512

(1)	Gross margins, excluding depreciation and amortization, are computed as revenues less direct operating expenses, excluding depreciation and amortization expense; gross margin percentages are computed as gross margin, excluding depreciation and amortization, as a percent of revenues. The gross margin amounts, excluding depreciation and amortization, and gross margin percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (GAAP). However, we monitor our business segments based on several criteria, including gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

				Project
				Management
				and
	International			Engineering	Construction
Six Months Ended:	Drilling	U.S. Drilling	Rental Tools	Services	Contract
			(Dollars in Thousands)
June 30, 2010
Operating gross margin (2)	$3,009	$(8,332)	$30,123	$9,542	$(318)
Depreciation and amortization	27,202	12,241	18,157	—	—

Drilling and rental gross margin excluding depreciation and amortization	$30,211	$3,909	$48,280	$9,542	$(318)

June 30, 2009
Operating gross margin (2)	$33,075	$(16,239)	$19,909	$11,768	$4,403
Depreciation and amortization	24,921	14,220	16,934	—	—

Drilling and rental gross margin excluding depreciation and amortization	$57,996	$(2,019)	$36,843	$11,768	$4,403

(2)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense

RESULTS OF OPERATIONS
International Drilling Segment
     This segment’s revenues decreased $39.9 million to $116.8 million during the six months ended June 30, 2010 when compared to the six months ended June 30, 2009 due to lower overall utilization and reduced day-rate during planned shipyard time for one of our rigs.
     Revenues in our Americas region decreased by $14.0 million mainly due to lower barge rig utilization in Mexico; partially offset by higher revenue in Colombia in the six months ended June 30, 2010 compared with the same period in the prior year. Revenues in our CIS region decreased by $20.4 million primarily due to planned maintenance and upgrade for our barge rig operating in the Caspian Sea and lower utilization of other rigs in the region. In our Asia Pacific region, revenues decreased $5.4 million due primarily to lower second quarter utilization compared with the same period in 2009.
     International operating gross margin, excluding depreciation and amortization, decreased $27.8 million to $30.2 million during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. The change in margins is attributable to the above mentioned planned shipyard time for our barge rig in the Caspian and the decrease in revenues partially offset by decreased operating expenses.
U.S. Drilling Segment
     Revenues for this segment increased $7.7 million to $30.4 million for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009. The increase in revenues was primarily due to a recovering market, which has led to improved utilization for the U.S. barges, especially in the second quarter, partially offset by continued low dayrates as pricing remains competitive.
     The U.S. Drilling segment’s operating gross margin, excluding depreciation and amortization, improved by $5.9 million, as compared to the six months ended June 30, 2009, due to increased revenues and lower operating costs.
Rental Tools Segment
     Rental tools revenues increased $9.1 million to $75.2 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase in the first half of 2010 is a result of improving market conditions and reduced discounting that affected the business during the first half of 2009.
     The segment’s operating gross margins, excluding depreciation and amortization, increased $11.4 million in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, primarily due to higher revenues, decreasing discounts and continued cost containment.
Project Management and Engineering Services Segment
     Revenues for this segment decreased $5.1 million to $50.8 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This decrease was the result of lower rates for project management services due to reduced activity in Sakhalin with the Orlan platform going on a ready-stack rate and lower reimbursable revenues. During the second quarter of 2009 we performed and received payments for certain upgrade and relocation work that did not repeat in 2010. The decrease was partially offset by an increase in engineering services of $10.7 million due to new activity, primarily related to the Arkutun Dagi project.

RESULTS OF OPERATIONS
Construction Contracts Segment
     Revenues from the construction of the extended-reach drilling rig for use in the Alaskan Beaufort Sea decreased $53.4 million to $40.9 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The results of this segment are impacted by the timing of the project, which is nearing completion. This project is accounted for on a percentage of completion basis. Operating gross margin for the construction project in the six months ended June 30, 2010 was a loss of $(0.3) million, a reduction from $4.4 million gross margin recorded in the six months ended June 30, 2009. This reflects an adjustment during 2010 of the fixed fee for the cost-reimbursable Liberty project, due to the expanded costs, which have impacted the percentage-of-completion allocation.
Other Financial Data
     Gain on asset dispositions for the six months ended 2010 and 2009 was $2.4 million and $0.8 million, respectively, and was a result of asset sales during each period.
     Interest expense decreased $1.5 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, primarily due to increased interest capitalization of $3.3 million during the second quarter 2010 compared to the same period in the prior year, partially offset by increased interest expense from new borrowings of $1.4 million and amortization of debt costs of $0.5 million. Debt extinguishment costs for the six months ended June 30, 2010 were $7.2 million with no comparable expense in the six months ended June 30, 2009. Interest income was minimal for the period.
     General and administration expense decreased $7.2 million as compared to the six months ended June 30, 2009 due to overall reduction in corporate costs, primarily related to legal spending.
     Income tax benefit was $0.1 million for the six months ended June 30, 2010, as compared to income tax expense of $7.8 million for the six months ended June 30, 2009. This is directly related to lower taxable income recorded for six months in 2010 compared to taxable income in the same period in 2009.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     As of June 30, 2010, we had cash and cash equivalents of $49.8 million, a decrease of $59.0 million from December 31, 2009. The primary sources of cash for the six-month period ended June 30, 2010 as reflected on the consolidated condensed statements of cash flows was $54.2 million from operating activities and $12.9 million from financing activities. Financing activities included proceeds from the issuance of $300 million aggregate principal amount of 9.125% Notes, less $7.9 million of associated debt issuance costs, offset by the repayment of $225.0 million aggregate principal value of 9.625% Senior Notes and payment of $7.5 million of related debt extinguishment cost, $6.0 million quarterly payments on our term loan facility, and $42.0 million repayment of borrowings under the revolving credit facility. The primary use of cash was $129.0 million for capital expenditures. Major capital expenditures for the year-to-date period included $75.1 million on the construction of two new rigs for work in Alaska and $25.8 million for tubulars and other rental tools for Quail Tools.
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

LIQUIDITY AND CAPITAL RESOURCES (continued)
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

LIQUIDITY AND CAPITAL RESOURCES (continued)
Financing Activity
     The 2008 Credit Facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Revolving loans are available under the 2008 Credit Facility subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and eligible rental equipment of the Company and its subsidiary guarantors. As of June 30, 2010, there were $16.6 million in letters of credit outstanding, $38.0 million outstanding on the Term Loan Facility and no borrowings on the Revolving Credit Facility. As of June 30, 2010, the amount utilized represents nearly 21 percent of the capacity of the Revolving Credit Facility. The Term Loan began amortizing on September 30, 2009 at equal installments of $3.0 million per quarter. On January 30, 2009, Lehman Commercial Paper, Inc. assigned its obligations under the 2008 Credit Facility to Trustmark National Bank. Upon assignment, Trustmark National Bank fully funded Lehman Commercial Paper, Inc.’s commitment, including an additional $4.0 million that Lehman Commercial Paper, Inc. did not fund in October 2008, therefore increasing our borrowings under the Revolving Credit Facility to $62.0 million at that time. On June 3, 2009, we repaid $20.0 million of the Revolving Credit Facility, reducing the amount drawn to $42.0 million. On March 26, 2010, we repaid the $42.0 million with proceeds from the issuance of our 9.125% Notes. We expect to use the revolving credit facility over the next twelve months to primarily fund construction of the two new rigs for work in Alaska.
     We had total long-term debt, including current portion, of $451.1 million as of June 30, 2010, which consists of:
•	$300.0 million aggregate principal amount of 9.125% Notes, which are due April 1, 2018;
•	$38.0 million drawn against our 2008 Credit Facility, including $38.0 million on our Term Loan Facility, $12.0 million of which is classified as short term, and none on our Revolving Credit Facility, and
•	$125.0 million aggregate principal amount of Convertible Senior Notes at a coupon rate of 2.125% , which are due July 15, 2012 less $11.9 million in unamortized debt discount.
     As of June 30, 2010, we had approximately $113.2 million of liquidity which consisted of $49.8 million of cash and cash equivalents on hand and $63.4 million of availability under the Revolving Credit Facility.
     Since 2008, a subsidiary of ours has been working to construct two new rigs for development drilling on the North Slope of Alaska. The cost of construction of the two new rigs will be funded partially by cash from operations and our fully available revolving credit facility. The two new rigs are subject to five-year contracts with BP Exploration (Alaska) Inc.

LIQUIDITY AND CAPITAL RESOURCES (continued)
Contractual Obligations
     The following table summarizes our future contractual cash obligations as of June 30, 2010:

		Less than	Years	Years	More than
	Total	1 Year	2-3	4-5	5 Years
		(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$463,000	$12,000	$151,000	$—	$300,000
Long-term debt — interest (1)	219,854	31,224	58,599	54,750	75,281
Operating leases (2)	33,648	7,140	8,483	6,196	11,829
Purchase commitments (3)	44,457	44,457	—	—	—

Total contractual obligations	$760,959	$94,821	$218,082	$60,946	$387,110

Commercial commitments:
Long-term debt — standby
letters of credit (4)	16,580	16,580	—	—	—

Total commercial commitments	$16,580	$16,580	$—	$—	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.125% Notes, the 9.625% Notes, the 2.125% Convertible Senior Notes and the Term Loan. The remaining unamortized premium of $11.9 million on the Convertible Notes is not included in the contractual cash obligations schedule.

(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property

(3)	Purchase commitments outstanding as of June 30, 2010, are primarily related to rig upgrade projects and new rig construction.

(4)	We have an $80.0 million revolving credit facility. As of June 30, 2010, there were no drawings against the revolver and $16.6 million of availability has been used to support letters of credit that have been issued, resulting in $63.4 million of availability. The revolving credit facility expires May 14, 2013.
Off-Balance Sheet Arrangements
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
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We performed evaluations under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

ITEM 4.	CONTROLS AND PROCEDURES (continued)
     Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2009, other than the following:
Our operations could be adversely impacted by the recent drilling rig accident in the U.S. Gulf of Mexico, and its consequences.
     On April 22, 2010, the Deepwater Horizon, a deepwater drilling rig owned by another contractor that was operating in the U.S. Gulf of Mexico, sank after an apparent blowout and fire. In response to the incident, on May 30, 2010 the Bureau of Ocean Energy Management, Regulation and Enforcement (BOEM), of the U.S. Department of the Interior, at the time known as the Minerals Management Service issued a notice to lessees and operators implementing a six-month moratorium on the drilling of new wells in water depths greater than 500 feet in the U.S. Gulf of Mexico and stating that the BOEM would not consider drilling permits for wells and related activities for those water depths during the moratorium. In response to the BOEM’s notice and its consequences, on June 22, 2010 a federal district court in Louisiana issued a preliminary injunction prohibiting the enforcement of the moratorium. The U.S. Department of the Interior subsequently filed a notice of appeal and a request for stay of the preliminary injunction, but the federal district court and the U.S. Court of Appeals for the Fifth Circuit denied the department’s request for stay during the appeals process. In response to the preliminary injunction, on July 12, 2010 the BOEM issued another notice to lessees and operators imposing a new moratorium on drilling activities in the U.S. Gulf of Mexico. The notice directs the suspension of drilling operations that use subsea blowout preventers (“BOPs”) or surface BOPs on floating facilities. During this newly-issued moratorium, the BOEM will not consider approval of pending and future applications for permits to drill wells using subsea BOPs or surface BOPs on floating facilities. The current moratorium is scheduled to end on November 30, 2010.
     In addition to the drilling moratorium, effective June 8, 2010, the BOEM issued a separate notice to lessees and operators in the U.S. Gulf of Mexico implementing safety requirements that had previously been recommended in response to the Deepwater Horizon incident. Among other things, this notice requires each operator to conduct a specific review of its operations and to certify to the BOEM that it is in compliance with the new requirements and current regulations. This notice also requires operators to submit independent third-party reports on the design and operation of certain pieces of drilling equipment, including BOPs and other well control systems. This notice instructs operators to conduct tests on the functionality of various rig parts and to submit the results of those tests to the BOEM. With respect to operations subject to the moratorium, the reports and certifications are required to be provided to the BOEM prior to commencement of operations following expiration of the moratorium.
     Although we have no ongoing drilling operations directly subject to the moratorium, we do have drilling operations in inland state waters which may be threatened if the spilled oil continues to spread. Our Rental Tools business has customers with operations subject to the moratorium. We estimate the moratorium may result in a reduction of approximately $1.0 million per month in tool rental revenue for as long as the moratorium stays in place.

ITEM 1A.	RISK FACTORS (continued)
     The Deepwater Horizon incident and its consequences will likely result in increased regulation of offshore drilling in the U.S. Gulf of Mexico. However, we cannot predict what specific further actions may be taken by the federal or state governments, our customers or other industry participants in response to the incident, or what impact any such actions may have on our operations or the operations of our customers. However, significant delays in our operations or our customers’ operations caused by the spill or changes in regulations regarding future offshore exploration and production activities or other government or customer actions could continue to have an adverse effect on our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares That May yet
	of Shares	Average Price	Announced Plan or	Be Purchased Under
Period	Purchased (1)	Paid Per Share	Program	the Plan or Program
April 1-30, 2010	28,913	$5.27	—	N/A
May 1-31, 2010	3,821	$4.76	—	N/A
June 1-30, 2010	—	$—	—	N/A

Total	32,734	$5.02	—	N/A

(1)	Represents shares subject to restricted share awards withheld to satisfy tax obligations arising upon the vesting of restricted shares.

ITEM 6.	EXHIBITS
     (a) Exhibits: The following exhibits are filed or furnished as a part of this report:

Exhibit
Number	DESCRIPTION
3.1	Restated Certificate of Incorporation of the Company, as amended on May 16, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007)

3.2	Bylaws of the Company, as amended on January 31, 2003 (incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K filed on March 20, 2003)

4	Parker Drilling Company 2010 Long-Term Incentive Plan (incorporated here in by reference to Annex A to the Company’s 2010 Proxy Statement dated March 16, 2010)

31.1	— section 302 Certification — President and Chief Executive Officer

31.2	— section 302 Certification — Senior Vice President and Chief Financial Officer

32.1	— section 906 Certification — President and Chief Executive Officer

32.2	— section 906 Certification — Senior Vice President and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER DRILLING COMPANY
Date: August 6, 2010	By:	/s/ David C. Mannon
David C. Mannon
President and Chief Executive Officer

	By:	/s/ W. Kirk Brassfield
W. Kirk Brassfield
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of the Company, as amended on May 16, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007)

3.2	Bylaws of the Company, as amended on January 31, 2003 (incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K filed on March 20, 2003)

4	Parker Drilling Company 2010 Long-Term Incentive Plan (incorporated here in by reference to Annex A to the Company’s 2010 Proxy Statement dated March 16, 2010)

31.1	Section 302 Certification — President and Chief Executive Officer

31.2	Section 302 Certification — Senior Vice President and Chief Financial Officer

32.1	Section 906 Certification — President and Chief Executive Officer

32.2	Section 906 Certification — Senior Vice President and Chief Financial Officer