Form 10-Q
period 2010-09-30
PARKER DRILLING CO /DE/
filed 2010-11-08
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2010, 116,222,578 common shares were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,334	$108,803
Accounts and notes receivable, net of allowance for bad debts of $4,288 and $4,095 at September 30, 2010 and December 31, 2009	187,394	188,687
Rig materials and supplies	24,277	31,633
Deferred costs	2,378	4,531
Deferred income taxes	10,051	9,650
Other tax assets	46,627	37,818
Other current assets	61,120	62,407

Total current assets	379,181	443,529

Property, plant and equipment less accumulated depreciation and amortization of $878,402 at September 30, 2010 and $813,965 at December 31, 2009	809,749	716,798
Deferred income taxes	57,698	55,749
Other noncurrent assets	34,118	27,010

Total assets	$1,280,746	$1,243,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,000	$12,000
Accounts payable and accrued liabilities	165,602	167,910
Accrued income taxes	5,390	9,126

Total current liabilities	182,992	189,036

Long-term debt	457,466	411,831
Other long-term liabilities	28,629	30,246
Long-term deferred tax liability	11,953	16,074
Contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock	19,373	19,374
Capital in excess of par value	628,417	623,557
Accumulated deficit	(48,084)	(47,032)

Total stockholders’ equity	599,706	595,899

Total liabilities and stockholders’ equity	$1,280,746	$1,243,086

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
International Drilling	$53,614	$63,966	$170,421	$220,626
U.S. Drilling	14,929	12,350	45,352	35,095
Rental Tools	48,114	23,899	123,288	89,948
Project Management and Engineering Services	27,599	25,869	78,403	81,814
Construction Contracts	27,773	55,325	68,695	149,642

Total revenues	172,029	181,409	486,159	577,125

Operating expenses:
International Drilling	51,312	41,964	137,908	140,628
U.S. Drilling	13,287	10,057	39,801	34,821
Rental Tools	16,583	12,232	43,477	41,438
Project Management and Engineering Services	20,378	19,420	61,640	63,597
Construction Contracts	28,122	52,203	69,362	142,117
Depreciation and amortization	28,904	29,307	86,504	85,382

Total operating expenses	158,586	165,183	438,692	507,983

Total operating gross margin	13,443	16,226	47,467	69,142

General and administration expense	(7,064)	(9,812)	(24,033)	(33,998)
Provision for reduction in carrying value of certain assets	—	(2,757)	—	(2,757)
Gain on disposition of assets, net	1,176	1,225	3,560	2,007

Total operating income	7,555	4,882	26,994	34,394

Other income and (expense):
Interest expense	(6,391)	(7,093)	(20,509)	(22,663)
Interest income	46	435	198	895
Loss on extinguishment of debt	—	—	(7,209)	—
Other	68	(285)	325	(365)

Total other income and (expense)	(6,277)	(6,943)	(27,195)	(22,133)

Income (loss) before income taxes	1,278	(2,061)	(201)	12,261
Income tax expense (benefit):
Current	(3,104)	1,325	5,536	14,224
Deferred	3,890	(10,480)	(4,685)	(15,554)

Total income tax expense (benefit)	786	(9,155)	851	(1,330)

Net income (loss)	$492	$7,094	$(1,052)	$13,591

Basic earnings (loss) per share:
Net income (loss)	$0.00	$0.06	$(0.01)	$0.12
Diluted earnings (loss) per share:
Net income (loss)	$0.00	$0.06	$(0.01)	$0.12
Number of common shares used in computing earnings per share
Basic	114,507,431	113,263,123	114,111,198	112,905,172
Diluted	116,235,867	115,237,348	116,155,958	114,604,108
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(1,052)	$13,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,504	85,382
Loss on extinguishment of debt	7,209	—
Gain on disposition of assets	(3,560)	(2,007)
Deferred income tax expense	(4,685)	(15,554)
Provision for reduction in carrying value of certain assets	—	2,757
Expenses not requiring cash	10,740	8,346
Change in accounts receivable	3,429	(6,351)
Change in other assets	(3,675)	(11,326)
Change in liabilities	(9,179)	(8,511)

Net cash provided by operating activities	85,731	66,327

Cash flows from investing activities:
Capital expenditures	(181,556)	(126,909)
Proceeds from the sale of assets	4,585	3,364

Net cash used in investing activities	(176,971)	(123,545)

Cash flows from financing activities:
Proceeds from issuance of debt	300,000	—
Proceeds from draw on revolver credit facility	20,000	4,000
Paydown on senior notes	(225,000)	—
Paydown on term note	(9,000)	—
Paydown on revolver credit facility	(42,000)	(23,000)
Payments of debt issuance costs	(8,001)	—
Payments of debt extinguishment costs	(7,466)	—
Proceeds from stock options exercised	26	199
Excess tax (cost) benefit from stock based compensation	1,212	(1,848)

Net cash provided by (used in) financing activities	29,771	(20,649)

Net decrease in cash and cash equivalents	(61,469)	(77,867)
Cash and cash equivalents, beginning of year	108,803	172,298

Cash and cash equivalents, end of period	$47,334	$94,431

Supplemental cash flow information:
Interest paid	$15,518	$17,135
Income taxes paid	$15,352	$16,534
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.	General

In the opinion of the management of Parker Drilling Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments of a normally recurring nature which are necessary for a fair presentation of (1) the financial position as of September 30, 2010 and December 31, 2009, (2) the results of operations for the three and nine months ended September 30, 2010 and 2009, and (3) cash flows for the nine months ended September 30, 2010 and 2009. Results for the nine months ended September 30, 2010 are not necessarily indicative of the results that will be realized for the year ending December 31, 2010. The financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

Nature of Operations — Parker Drilling Company (Parker Drilling) and its majority-owned subsidiaries (together with Parker Drilling, the “Company”) provide contract drilling and drilling-related services based on extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas. At September 30, 2010, our marketable rig fleet was comprised of 43 rigs which operate in North and South America, North Africa, Central Asia and Asia Pacific regions. Our rental tools business provides premium rental tools for land, offshore oil and gas drilling and workover activities both in the U.S. and abroad. Our rental inventory includes a full line of drill pipe, drill collars, tubing, high- and low-pressure surface blowout preventers, choke manifolds, junk and cement mills and casing scrapers. Our rental tool headquarters are in New Iberia, Louisiana with additional facilities located in Texas, North Dakota, Pennsylvania and Wyoming.

Consolidation and presentation —The consolidated financial statements include the accounts of the Company and subsidiaries in which we exercise significant control or have a controlling financial interest, including entities in which we are allocated a majority of the entity’s losses or returns, regardless of ownership percentage. Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP) requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the date of the financial statements, and our revenue and expenses during the periods reported. Estimates are used when accounting for certain items such as legal accruals, mobilization and deferred mobilization, revenue and cost accounting following the percentage-of-completion method, self-insured medical/dental plans, etc. Estimates are based on historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

The Company has corrected an accounting error relating to value added taxes (VAT) in its Western Kazakhstan branch (PDKBV). In Kazakhstan, companies are permitted to elect the use of either the proportional or separate method for filing periodic VAT returns. PDKBV utilized the proportional method which can limit future recoverability of VAT derived from vendor purchases and rig importation against VAT derived from customer invoicing activities. On the erroneous belief that certain VAT amounts would be recoverable in future periods, PDKBV recorded VAT assets in connection with several transactions occurring during the period 2007 through 2008. However, due to a customer having VAT exempt status, the recoverability of a portion of the VAT assets created was limited, and certain amounts should have been expensed during the periods in which the original transactions occurred. The cumulative effect of the error and related foreign currency translation impact overstated net income and retained earnings by $6.4 million over the period 2007 through 2009. The impact of the error was determined not to be material to the Company’s results of operations and financial position for any previously reported periods. Consequently, in the accompanying financial statements, the cumulative effect of this correction has been recorded in operating expenses during the quarter ended September 30, 2010.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
1.	General (continued)

Concentrations of Credit Risk — Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables with a variety of national and international oil and gas companies. We generally do not require collateral on our trade receivables.

At September 30, 2010 and December 31, 2009, we had deposits in domestic banks in excess of federally insured limits of approximately $30.2 million and $68.1 million, respectively. In addition, we had deposits in foreign accounts at September 30, 2010 and December 31, 2009 of $23.1 million and $46.7 million, respectively, which are not federally insured.

Our customer base consists of major, independent and national oil and gas companies and integrated service providers. We depend on a limited number of significant customers. Our two largest customers, BP and ExxonMobil, constituted 17.1% and 11.6%, respectively of our year-to-date revenues as of September 30, 2010. In regards to BP, $68.7 million or 14.1% of the Company’s revenues on a year-to-date basis were derived from the percentage-of-completion accounting revenues associated with the BP Liberty rig construction that continue to decrease as we near completion of the rig and ready the rig for customer acceptance testing.

Fair Value of Financial Instruments —The estimated fair value of our $125.0 million principal amount 2.125% Convertible Senior Notes due 2012 was $116.9 million at September 30, 2010. The estimated fair value of our $300 million principal amount of 9.125% Senior Notes due 2018 was $304.5 million at September 30, 2010. The estimated fair value of our publicly held long-term debt is based on quoted market prices. For cash, accounts receivable, rig supplies and materials and accounts payable, we believe carrying value approximates estimated fair value due to the short-term nature and utilization of these assets.

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
When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in results of operations. Our contracts with customers typically include a provision whereby Company owned or rented equipment lost or damaged during drilling operations is recoverable by the Company, resulting in gain or loss upon such incurrence. Maintenance and repairs are charged to operating expense as incurred.

Interest from external borrowings is capitalized on major projects until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets. Interest cost capitalized during the three months ended September 30, 2010 and 2009 related to rig construction totaled $3.7 million and $1.6 million, respectively.

Convertible Senior Notes, including call options and warrants —The FASB accounting guidance for convertible debt instruments requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separated to account for the fair value of the debt and equity components as of the date of issuance to reflect the issuer’s non-convertible debt borrowing rate. Accordingly, a portion of the note balance of our 2.125% Convertible Senior Notes due 2012 is classified as additional paid in capital, reflecting the estimated fair value of the conversion feature at the date of issuance. In addition a discount on the convertible notes is being amortized through interest expense over the life of the convertible notes.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
1.	General (continued)

Stock-Based Compensation — Total stock-based compensation expense recognized for the three and nine month periods ended September 30, 2010 was $1.8 million and $3.9 million, respectively, and for the three and nine month periods ended September 30, 2009 was $0.8 million and $3.7 million, respectively, all of which was related to non-vested stock. Stock-based compensation expense is included in our consolidated condensed statements of operations in both “General and administration expense” and “Operating expenses.” There were no non-vested stock options at September 30, 2010. We had 98,500 outstanding and exercisable stock options as of September 30, 2010, the aggregate intrinsic value of which was negligible, with a weighted average exercise price of $3.98 per share. Non-vested restricted stock awards and restricted stock units at September 30, 2010 and December 31, 2009 were 3,332,819 shares and 2,745,762 shares, respectively. Total unrecognized compensation cost related to unamortized non-vested stock awards was $7.9 million as of September 30, 2010 and $2.9 million as of December 31, 2009. The remaining unrecognized compensation cost related to non-vested stock awards will be amortized over a weighted-average vesting period of approximately 23 months.

For the nine months ended September 30, 2010, the restricted stock vestings resulted in a tax benefit that was more than the deferred tax asset previously recognized. As a result, an excess tax benefit of $1.2 million was recorded to “Capital in excess of par value.”

During the nine months ended September 30, 2010, we granted to certain of our officers and key employees a total of 35,236 and 46,015 performance share units under the 2005 Long Term Incentive Plan and the 2010 Long Term Incentive Plan, respectively. Each performance share unit has a nominal value of $100.00 and represents a contingent right to receive common stock or cash dependent upon our total shareholder return and return on capital employed relative to a peer group of companies over a three-year performance period. The awards are payable in cash or the Company’s common stock at the discretion of the compensation committee. A maximum of 200% of the number of performance shares granted may be earned if performance at the maximum level is achieved. Compensation expense related to the performance shares for the three and nine months ended September 30, 2010 was $0.8 million and $2.3 million, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
2.	Earnings Per Share (EPS)

	Three Months Ended September 30, 2010
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$492,000	114,507,431	$0.00

Effect of dilutive securities:
Stock options and non-vested stock		1,728,436	$—

Diluted EPS:
Net income	$492,000	116,235,867	$0.00

	Nine Months Ended September 30, 2010
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss	$(1,052,000)	114,111,198	$(0.01)

Effect of dilutive securities:
Stock options and non-vested stock		2,044,760	$—

Diluted EPS:
Net loss	$(1,052,000)	116,155,958	$(0.01)

	Three Months Ended September 30, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$7,094,000	113,263,123	$0.06

Effect of dilutive securities:
Stock options and non-vested stock		1,974,225	$—

Diluted EPS:
Net income	$7,094,000	115,237,348	$0.06

	Nine Months Ended September 30, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$13,591,000	112,905,172	$0.12

Effect of dilutive securities:
Stock options and non-vested stock		1,698,936	$—

Diluted EPS:
Net income	$13,591,000	114,604,108	$0.12

Options to purchase 58,500 shares of common stock with an exercise price of $4.20 per share were outstanding during the three months ended September 30, 2010, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares and would have been anti-dilutive. All stock options outstanding during the nine months ended September 30, 2010, were included in the computation of diluted EPS as the options’ exercise prices were less than the average market price of the common shares. All options outstanding during the three months ended September 30, 2009, were included in the computation of diluted EPS as the options’ exercise prices were less than the average market price of the common shares. Options to purchase 90,300 shares of common stock with exercise prices ranging from $3.78 to $4.20 per share were outstanding during the nine months ended September 30, 2009, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares and would have been anti-dilutive.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
3.	Accounting for Uncertainty in Income Taxes

Under guidance for accounting for uncertainty in income taxes, we prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. For the nine months ended September 2009, we recognized $1.1 million of expense related to certain transactions between our U.S. subsidiaries and foreign affiliates. For the third quarter of 2010, we recognized additional benefit of $1.6 million resulting from the lapse of an applicable statute of limitations for one of our subsidiaries. In addition, we decreased by $0.6 million an unrecognized tax benefit relating to a settlement with the tax authorities of a foreign tax audit. As of September 30, 2010, we had a remaining liability for unrecognized tax benefits of $12.8 million primarily related to foreign operations.
4.	Income Tax Benefit/Expense

Income tax expense was $0.8 million for the third quarter of 2010, as compared to income tax benefit of $9.2 million for the third quarter of 2009. The tax benefit in the third quarter 2009 included an incremental tax benefit of $6.1 million for crediting foreign taxes previously deducted. The increase in income tax expense in the third quarter of 2010, compared to the third quarter of 2009, was primarily due to higher income in our rental tools business offsetting losses in the U.S.
5.	Long-Term Debt

	September 30,	December 31,
	2010	2009
	(Dollars in Thousands)
9.125% Senior Notes, due April 2018	$300,000	$—

9.625% Senior Notes, due October 2013	—	227,427

2.125% Convertible Senior Notes, due July 2012	114,466	110,404

Term Note	35,000	44,000

Revolving Credit Facility	20,000	42,000

Total debt	469,466	423,831
Less current portion	12,000	12,000

Total long-term debt	$457,466	$411,831

9.125% Senior Notes, due April 2018

On March 22, 2010, we issued $300,000,000 aggregate principal amount of 9.125% Senior Notes due 2018 (9.125% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A. (Trustee). The 9.125% Notes were issued at par with interest payable on April 1 and October 1 of each year, beginning October 1, 2010. Net proceeds from the 9.125% Notes offering were used to redeem the $225.0 million aggregate principal amount of our 9.625% Senior Notes due 2013, to repay $42.0 million of borrowings under the revolving credit facility and for general corporate purposes. We made our first interest payment of $14.4 million on October 1, 2010, which was accrued as of September 30, 2010.

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

If we experience certain changes in control, the Company must offer to repurchase the 9.125% Notes at 101% of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

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

The Indenture contains certain restrictive covenants designating that each of the following is an Event of Default: (i) default for 30 days in the payment when due of interest on, or additional interest with respect to, the 9.125% Notes; (ii) default in payment when due of the principal of, or premium, if any, on the 9.125% Notes; (iii) failure by the Company or any of its restricted subsidiaries to comply within specified time periods with any of the other agreements in the Indenture; (iv) default under any mortgage, indenture or instrument under which there may be issued or by which there may be secured or evidenced any indebtedness for money borrowed by the Company or any of its restricted subsidiaries (or the payment of which is guaranteed by the Company or any of its restricted subsidiaries) whether such indebtedness or guarantee now exists, or is created after the date 9.125% Notes are first issued, if that default: (a) is caused by a failure to pay principal of, or interest or premium, if any, on such indebtedness prior to the expiration of the grace period provided in such indebtedness on the date of such default (Payment Default); or (b) results in the acceleration of such indebtedness prior to its stated maturity, and, in each case, the principal amount of any such indebtedness, together with the principal amount of any other such indebtedness under which there has been a Payment Default or the maturity of which has been so accelerated, aggregates $25.0 million or more; (v) failure by the Company or any of its subsidiaries to pay final judgments aggregating in excess of $25.0 million, which judgments are not paid, discharged or stayed for a period of 60 days; (vi) except as permitted by the Indenture, any subsidiary guarantee shall be held in any judicial proceeding to be unenforceable or invalid or shall cease for any reason (other than in accordance with the terms of that guarantee and the indenture) to be in full force and effect or any guarantor, or any person acting on behalf of any guarantor, shall deny or disaffirm its obligations under its subsidiary guarantee; and (vii) certain events of bankruptcy or insolvency described in the indenture with respect to the Company or any of its significant subsidiaries or any group of restricted subsidiaries that, taken as a whole, would constitute a significant subsidiary. In the case of an Event of Default arising from certain events of bankruptcy or insolvency with respect to the Company, all outstanding 9.125% Notes will become due and payable immediately without further action or notice. If any other Event of Default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the then outstanding 9.125% Notes may declare all the 9.125% Notes to be due and payable immediately.

On June 21, 2010 pursuant to the Registration Rights Agreement among the Company, the guarantors named therein, the initial purchasers of the 9.125% Notes and the Trustee, entered into as of March 22, 2010 in connection with the closing of the 9.125% Notes offering, we filed an exchange offer registration statement with respect to an offer to exchange the 9.125% Notes for substantially identical notes that are registered under the Securities Act. The registration statement was deemed effective by the United States Securities and Exchange Commission (SEC) on September 1, 2010.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
5.	Long-Term Debt (continued)
9.625% Senior Notes, due October 2013

As of December 31, 2009, the Company had outstanding $225.0 million in aggregate principal amount of 9.625% senior notes due 2013 (9.625% Notes). On March 8, 2010, we commenced a cash tender offer and consent solicitation for all of our outstanding 9.625% Notes, which expired on April 2, 2010 (Tender Offer). On March 22, 2010, we voluntarily called for redemption all of our 9.625% Notes that were not tendered pursuant to the Tender Offer, at the redemption price of 103.208% of the principal amount of the 9.625% Notes, or $1,032.08 per $1,000 principal amount of the 9.625% Notes. On April 21, 2010, we redeemed in full the remaining $128.7 million principal amount of 9.625% Notes. This redemption resulted in the Company recording one-time debt extinguishment costs of $7.2 million during the first six months of 2010.

2.125% Convertible Senior Notes, due July 2012

On July 5, 2007, we issued $125 million aggregate principal amount of 2.125% Convertible Senior Notes (2.125% Notes) due July 2012. The 2.125% Notes were issued at par and interest is payable semi-annually on January 15th and July 15th. The significant terms of the 2.125% Notes are as follows:
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
As of September 30, 2010, none of the conditions allowing holders of the 2.125% Notes to convert had been met.

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

Debt issuance costs related to the 2.125% Notes totaled approximately $3.6 million and are being amortized over the five year term of the 2.125% Notes using the effective interest method. Proceeds from the transaction of $110.2 million were used to redeem our outstanding senior floating rate notes, to pay the net cost of hedge and warrant transactions, and for general corporate purposes.

2008 Credit Agreement:

On May 15, 2008, the Company entered into a credit agreement (Credit Agreement) consisting of a senior secured $80 million revolving credit facility (Revolver) and senior secured term loan facility (Term Loan) of up to $50 million. The Credit Agreement provides that subject to certain conditions, including the approval of the Administrative Agent and the lenders’ acceptance (or additional lenders being joined as new lenders), the amount of the Term Loan Facility or Revolving Credit Facility can be increased by an additional $50 million, so long as after giving effect to such increase, the Aggregate Commitments shall not be in excess of $180 million. If the facility is increased, all other terms of the Credit Agreement remain the same, including covenants and Applicable Rates. The Credit Agreement terminates on May 14, 2013.

Revolver:

Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR, plus an Applicable Rate. The Applicable Rate varies from a rate per annum ranging from 2.75% to 3.25% for LIBOR rate loans and 1.75% to 2.25% for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the Credit Agreement). Revolving loans are available subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and rental equipment of the Company and its subsidiary guarantors. There were $20.0 million and $42.0 million in revolving loans outstanding at September 30, 2010 and December 31, 2009, respectively. Letters of credit outstanding as of September 30, 2010 and December 31, 2009 totaled $16.2 million and $12.7 million, respectively.

Term Loan:

The Term Loan originated at $50.0 million and requires quarterly principal payments of $3.0 million. Interest on the Term Loan accrues at a Base Rate plus 2.25% or LIBOR plus 3.25%. The outstanding balances on the Term Loan at September 30, 2010 and December 31, 2009 were $35.0 million and $44.0 million, respectively.

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

The complaints allege that our subsidiaries and other drilling contractors used asbestos-containing products in offshore drilling operations, land-based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability and claims under the Jones Act and that the plaintiffs are entitled to monetary damages. Based on the report of the special master, these complaints have been severed and venue of the claims transferred to the county in which the plaintiff resides or the county in which the cause of action allegedly accrued. Subsequent to the filing of amended complaints, we have joined with other co-defendants in filing motions to compel discovery to determine what plaintiffs have an employment relationship with which defendant, including whether or not any plaintiffs have an employment relationship with subsidiaries of the Company. Out of 668 amended single-plaintiff complaints filed to date, sixteen (16) plaintiffs have identified Parker Drilling or one of its affiliates as a defendant. One of the sixteen plaintiffs’ cases was transferred to the federal multi-district litigation and was administratively dismissed. Of the remaining cases, discovery is proceeding in groups of 60 and none of the fifteen plaintiff complaints naming Parker Drilling are included in the first 60 (Group I). Selection of Discovery Group II was completed on April 21, 2008, and we were named in one suit in which the plaintiff claims that during 1973 he earned $587.40 while working for a former subsidiary of a company Parker Drilling acquired in 1996. No trial date has been set for this plaintiff.

The subsidiaries named in these asbestos-related lawsuits intend to defend themselves vigorously and, based on the information available to us at this time, we do not expect the outcome to have a material adverse effect on our financial condition, results of operations or cash flows. However, we are unable to predict the ultimate outcome of these lawsuits. No amounts were accrued at September 30, 2010.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
6.	Contingencies (continued)
Gulfco Site
In 2003, we received an information request under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) designating Parker Drilling Offshore Corporation, a subsidiary of Parker Drilling, as a potentially responsible party with respect to the Gulfco Marine Maintenance, Inc. Superfund Site in Freeport, Texas (EPA No. TX 055144539). The subsidiary responded to this request with documents. In January 2008 the subsidiary received an administrative order to participate in an investigation of the site and a study of the remediation needs and alternatives. The U.S. Environmental Protection Agency (EPA) alleges that the subsidiary is a successor to a party who owned the Gulfco site during the time when chemical releases took place there. Two other parties have been performing the investigation and study work since mid-2005 under an earlier version of the same order. The subsidiary believes that it has a sufficient cause to decline participation under the order and has notified the EPA of that decision. Non-compliance with an EPA order absent sufficient cause for doing so can result in substantial penalties under CERCLA. To date, the EPA and the other two parties have spent approximately $3.5 million studying and conducting remediation of the site. It is anticipated that an additional $1.3 million may be required to complete the remediation. Other costs (not yet quantified), such as interest and administrative overhead, could be added to any action against us. We currently anticipate that the total claim will not exceed $5.0 million and will be shared by all responsible parties. We have conducted an evaluation of the subsidiary’s relationship to the site and continue to be engaged in discussions with the relevant parties in an effort to resolve the matter and to reduce potential risks and costs associated with possible litigation in the future.

Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation

As previously disclosed, we received requests from the United States Department of Justice (DOJ) in July 2007 and the SEC in January 2008 relating to our utilization of the services of a customs agent. The DOJ and the SEC are conducting parallel investigations into possible violations of U.S. law by us, including the FCPA. In particular, the DOJ and the SEC are investigating our use of customs agents in certain countries in which we currently operate or formerly operated, including Kazakhstan and Nigeria. We are fully cooperating with the DOJ and SEC investigations and are conducting an internal investigation into potential customs and other issues in Kazakhstan and Nigeria. The internal investigation has identified issues relating to potential non-compliance with applicable laws and regulations, including the FCPA with respect to operations in Kazakhstan and Nigeria. At this point, we are unable to predict the duration, scope or result of the DOJ or the SEC investigation or whether either agency will commence any legal action.

Further, in connection with our internal investigation, we also learned that an individual who may be considered a foreign official under the FCPA owns in trust a substantial stake in a foreign subcontractor with whom we were doing business through a joint venture relationship in Kazakhstan. The joint venture no longer does business with the foreign subcontractor.

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

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
6.	Contingencies (continued)
We have taken certain steps to enhance our anti-bribery compliance efforts, including retaining a full-time Chief Compliance Officer who reports to the Chief Executive Officer and Audit Committee; adopting revised FCPA policies, procedures, and controls; increasing training and testing requirements; strengthening contractual provisions for our service providers that interface with foreign government officials; improving due diligence and continuing oversight procedures for the review and selection of such service providers; and implementing a compliance awareness improvement initiative that includes issuance of periodic anti-bribery compliance alerts.

Demand Letter and Derivative Litigation

In April 2010, we received a demand letter from a law firm representing Ernest Maresca. The letter states that Mr. Maresca is one of our stockholders and that he believes that certain of our current and former officers and directors violated their fiduciary duties related to the issues described above under “Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation.” The letter requests that our Board of Directors take action against the individuals in question. In response to this letter, the Board has formed a special committee to evaluate the issues raised by the letter and determine a course of action for the Company. On August 25, 2010, Mr. Maresca filed a derivative action in the United States District Court for the Southern District of Texas against our current directors, select officers, and the Company as a nominal defendant. The lawsuit, like the demand letter, alleges that the individual defendants breached their fiduciary duties to the Company related to the issues described above under “Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation.” The lawsuit seeks damages in an unspecified amount, along with various other forms of relief and an award of attorney fees, other costs, and expenses to the plaintiff. The parties are currently negotiating a schedule for proceedings in the matter, and no substantive proceedings have occurred to date.

On June 3, 2010, Mohamed Kassamali, a purported shareholder of the Company, filed a derivative action in the state court of Harris County, Texas against our current directors and the Company as a nominal defendant. The lawsuit alleges that the individual defendants breached their fiduciary duties to the Company related to the issues described above under “Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation.” On June 22, 2010, the Fuchs Family Trust, a purported shareholder of the Company, filed a substantially similar lawsuit in the state court of Harris County, Texas. On June 23, 2010, Kenneth Flacks, a purported shareholder of the Company, also filed a substantially similar lawsuit in the state court of Harris County, Texas. The lawsuits seek damages related to the alleged breaches of duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The damages sought include both compensatory and exemplary damages in an unspecified amount, along with various other forms of relief and an award of attorney fees, other costs, and expenses to the plaintiffs. All defendants have retained counsel, and on October 15, 2010, the three cases pending in the state court of Harris County, Texas were consolidated under the Kassamali case name. In addition, the Court granted a deferral of all action in the consolidated cases pending a hearing currently scheduled for January 2011.

On August 31, 2010, Douglas Freuler, a purported shareholder of the Company, filed a derivative action in the United States District Court for the Southern District of Texas against our current directors, select officers, and the Company as a nominal defendant. The lawsuit is substantially similar to those filed in the state court of Harris County, Texas, and alleges breach of fiduciary duties to the Company related to the issues described above under “Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation,” as well as abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The damages sought include both compensatory and exemplary damages in an unspecified amount, along with various other forms of relief and an award of attorney fees, other costs, and expenses to the plaintiffs. The parties are currently negotiating a schedule for proceedings in the matter, and no substantive proceedings have occurred to date.

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

Kazakhstan Ministry of Finance Tax Audit

On August 14, 2009, the Kazakhstan Branch (PKD Kazakhstan) of Parker Drilling’s subsidiary, Parker Drilling Company International Limited (PDCIL), received an Act of Tax Audit from the Ministry of Finance of Kazakhstan (MinFin) for the period January 1, 2005 through December 31, 2007. PKD Kazakhstan was assessed additional taxes in the amount of KZT 1.45 billion (approximately $9.7 million) and associated interest in the amount of KZT 700 million (approximately $4.7 million). The amounts assessed relate to corporate income taxes and interest in connection with the disallowance of the head office’s management and administrative expenses, loan interest and state duties, as well as Value Added Taxes (VAT) and interest in connection with VAT offset on debts classified as doubtful by MinFin and for property taxes and interest in connection with Barge Rig 257 as a result of MinFin applying a lower rate of depreciation.

On September 25, 2009, PKD Kazakhstan appealed the Act of Tax Audit with MinFin on the basis PKD Kazakhstan was exercising its rights provided by the Convention between the Governments of the Republic of Kazakhstan and the United States of America on the Avoidance of Double Taxation and the Prevention of the Fiscal Evasion with respect to Taxes on Income and Capital as well as improper application of Kazakhstan Tax Code provisions.

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

On August 17, 2010, the Special Inter-district Economic Court of Atyrau Oblast rendered a decision rejecting PKD Kazakhstan’s re-filed claim. PKD Kazakhstan filed on September 17, 2010 an appeal to the Atyrau Oblast Court. That appeal was heard by a single judge on October 27, 2010, at the conclusion of which, the court announced its decision to let the lower court decision stand without amendment or cancellation.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
6.	Contingencies (continued)
PKD Kazakhstan continues to believe that it properly exercised its rights provided by the Convention and that MinFin improperly applied certain provisions of the Kazakhstan Tax Code. PKD Kazakhstan intends to pursue its claim through higher levels of court appeals which will next include a cassation appeal to a three-judge panel within the same Atyrau Oblast Court. We expect to file that appeal in November 2010. With interest and penalties, the amount in dispute is approximately $14.0 million. Based on the information available to us at this time, we are unable to predict the ultimate outcome of this case.

No amounts were accrued at September 30, 2010.
7.	Recent Accounting Pronouncements
In July 2010, the FASB issued new disclosure guidance related to finance receivables and the related allowances for credit losses. This guidance introduces a greater level of disaggregation based on the underlying characteristics of the finance receivables. The disclosure requirements include, based on the related disaggregation criteria, a rollforward of the allowance for credit losses and the related balance of the finance receivables, significant purchases and sales of finance receivables, and various qualitative disclosures including credit quality, aging, nonaccrual status and impairments. The new guidance is effective for us in the third quarter of fiscal 2011.

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

On September 23, 2009, the Financial Accounting Standards Board (“FASB”) ratified ASU No. 2009-13 (formerly referred to as Emerging Issues Task Force Issue No. 08-1), “Revenue Arrangements with Multiple Deliverables.” ASU No. 2009-13 requires the allocation of consideration among separately identified deliverables contained within an arrangement, based on their related selling prices. ASU No. 2009-13 will be effective for annual reporting periods beginning January 1, 2011; however, it will be effective only for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2009-13 on its financial position, results of operations, cash flows, and disclosures.
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
AralParker (a Kazakhstan joint stock company, owned 100% by Parker Drilling (Kazakstan), LLC, Casuarina Limited (a wholly-owned captive insurance company), KDN Drilling Limited, Mallard Argentine Holdings, Ltd., Mallard Drilling of South America, Inc., Mallard Drilling of Venezuela, Inc., Parker Drilling Investment Company, Parker Drilling (Nigeria) Limited, Parker Drilling Company (Bolivia) S.A., Parker Drilling Company Kuwait Limited, Parker Drilling Company Limited (Bahamas), Parker Drilling Company of New Zealand Limited, Parker Drilling Company of Sakhalin, Parker Drilling de Mexico S. de R.L. de C.V., Parker Drilling International of New Zealand Limited, Parker Drilling Tengiz, Ltd., PD Servicios Integrales, S. de R.L. de C.V., PKD Sales Corporation, Parker SMNG Drilling Limited Liability Company (owned 50% by Parker Drilling Company International, LLC), Parker Drilling Kazakhstan B.V., Parker Drilling AME Limited, Parker Drilling Asia Pacific, LLC, PD International Holdings C.V.,PD Dutch Holdings C.V., PD Selective Holdings C.V., PD Offshore Holdings C.V., Parker Drilling Netherlands B.V., Parker Drilling Dutch B.V., Parker Hungary Rig Holdings Limited Liability Company, Parker Drilling Spain Rig Services, S L, Parker 3Source, LLC, Parker 5272, LLC, Parker Central Europe Rig Holdings Limited Liability Company, Parker Cyprus Leasing Limited, Parker Cyprus Ventures Limited, Parker Drilling International B.V., Parker Drilling Offshore B.V., Parker Drilling Offshore International, Inc., Parker Drilling Overseas B.V., Parker Drilling Russia B.V., Parker Drillsource, LLC, PD Labor Services, Ltd, Pd Labor Sourcing Ltd., PD Personnel Services, Ltd., SaiPar Drilling Company B.V. (owned 50% by Parker Drilling Dutch B.V.), Parker Enex, LLC, Parker Drilling Company Eastern Hemisphere, Ltd., Parker Drilling Company of Bolivia, Inc., Canadian Rig Leasing, Inc., Parker Drilling Company International Limited, Parker Drilling Company Limited LLC, Parker Drilling Company of Singapore, LLC, Parker USA Drilling Company, Universal Rig Service LLC, Parker Offshore Resources, L.P., Choctaw International Rig Corp., DGH, Inc., Parker Drilling Company of Argentina, Inc., Parker Drilling Company International, LLC, Parker Drilling (Kazakstan), LLC, Parker Drilling Company of New Guinea, LLC, Indocorp of Oklahoma, Inc., Creek International Rig Corp., Parker Drilling Company of Mexico, LLC, Selective Drilling Corporation, Parker Drilltech, LLC, Parker Drillserv, LLC, Parker Drillex, LLC, Parker Rigsource LLC, Parker Intex, LLC, Parker Drilling Eurasia, Inc., Parker Drilling Pacific Rim, Inc., Parker Singapore Rig Holding Pte. Ltd., Parker Drilling Domestic Holding Company, LLC, and Parker Drilling International Holding Company, LLC are all non-guarantor subsidiaries. We are providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of September 30, 2010 and December 31, 2009 and for the three months and nine months ended September 30, 2010 and 2009. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	September 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$20,170	$3,120	$24,044	$—	$47,334
Accounts and notes receivable, net	24,879	106,035	232,535	(176,055)	187,394
Rig materials and supplies	—	(1,646)	25,923	—	24,277
Deferred costs	—	—	2,378	—	2,378
Deferred income taxes	10,051	—	—	—	10,051
Other tax assets	97,676	(62,895)	11,846	—	46,627
Other current assets	557	40,260	31,037	(10,734)	61,120

Total current assets	153,333	84,874	327,763	(186,789)	379,181

Property, plant and equipment, net	79	523,008	286,662	0	809,749
Investment in subsidiaries and intercompany advances	979,978	494,946	496,519	(1,971,443)	0
Other noncurrent assets	75,153	(3,880)	28,627	(8,084)	91,816

Total assets	$1,208,543	$1,098,948	$1,139,571	$(2,166,316)	$1,280,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,000	$—	$—	$—	$12,000
Accounts payable and accrued liabilities	61,820	325,572	177,225	(399,015)	165,602
Accrued income taxes	536	316	4,538	—	5,390

Total current liabilities	74,356	325,888	181,763	(399,015)	182,992

Long-term debt	457,466	—	—	—	457,466
Other long-term liabilities	10,993	4,595	13,260	(219)	28,629
Long-term deferred tax liability	3,439	89	8,425	—	11,953
Intercompany payables	62,583	473,144	158,465	(694,192)	—
Contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock	19,373	18,049	43,003	(61,052)	19,373
Capital in excess of par value	628,417	722,847	530,625	(1,253,472)	628,417
Retained earnings (accumulated deficit)	(48,084)	(445,664)	204,030	241,634	(48,084)

Total stockholders’ equity	599,706	295,232	777,658	(1,072,890)	599,706

Total liabilities and stockholders’ equity	$1,208,543	$1,098,948	$1,139,571	$(2,166,316)	$1,280,746

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)

	December 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$58,189	$1,768	$48,846	$—	$108,803
Accounts and notes receivable, net	17,357	101,316	234,987	(164,973)	188,687
Rig materials and supplies	—	(1,150)	32,783	—	31,633
Deferred costs	—	—	4,531	—	4,531
Deferred income taxes	9,650	—	—	—	9,650
Other tax assets	96,450	(63,183)	4,551	—	37,818
Other current assets	557	45,513	27,084	(10,747)	62,407

Total current assets	182,203	84,264	352,782	(175,720)	443,529

Property, plant and equipment, net	79	434,870	281,725	124	716,798
Investment in subsidiaries and intercompany advances	903,616	582,049	466,799	(1,952,464)	—
Other noncurrent assets	56,658	5,094	29,107	(8,100)	82,759

Total assets	$1,142,556	$1,106,277	$1,130,413	$(2,136,160)	$1,243,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,000	$—	$—	$—	$12,000
Accounts payable and accrued liabilities	50,583	319,187	163,856	(365,716)	167,910
Accrued income taxes	1,069	624	7,433	—	9,126

Total current liabilities	63,652	319,811	171,289	(365,716)	189,036

Long-term debt	411,831	—	—	—	411,831
Other long-term liabilities	9,689	2,797	17,976	(216)	30,246
Long-term deferred tax liability	(1,098)	9,404	7,768	—	16,074
Intercompany payables	62,583	473,144	155,495	(691,222)	—
Contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock	19,374	18,049	43,003	(61,052)	19,374
Capital in excess of par value	623,557	722,851	530,626	(1,253,477)	623,557
Retained earnings (accumulated deficit)	(47,032)	(439,779)	204,256	235,523	(47,032)

Total stockholders’ equity	595,899	301,121	777,885	(1,079,006)	595,899

Total liabilities and stockholders’ equity	$1,142,556	$1,106,277	$1,130,413	$(2,136,160)	$1,243,086

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended September 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$99,731	$114,981	$(42,683)	$172,029
Operating expenses	—	64,561	107,804	(42,683)	129,682
Depreciation and amortization	—	16,049	12,855	—	28,904

Total operating gross margin	—	19,121	(5,678)	—	13,443

General and administration expense (1)	(37)	(6,957)	(70)	—	(7,064)
Gain on disposition of assets, net	—	56	1,120	—	1,176

Total operating income (loss)	(37)	12,220	(4,628)	—	7,555

Other income and (expense):
Interest expense	(7,403)	(8,911)	(4,358)	14,281	(6,391)
Interest income	10,492	149	3,685	(14,280)	46
Loss on extinguishment of debt	—	—	—	—	—
Other	—	(11)	79	—	68
Equity in net earnings of subsidiaries	(149)	—	—	149	—

Total other income and (expense)	2,940	(8,773)	(594)	150	(6,277)

Income (benefit) before income taxes	2,903	3,447	(5,222)	150	1,278

Income tax expense (benefit):
Current	224	165	(3,493)	—	(3,104)
Deferred	2,187	1	1,702	—	3,890

Total income tax expense (benefit)	2,411	166	(1,791)	—	786

Net income (loss)	$492	$3,281	$(3,431)	$150	$492

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)

	Three months ended September 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$99,108	$87,378	$(5,077)	$181,409
Operating expenses	—	80,207	60,746	(5,077)	135,876
Depreciation and amortization	—	16,841	12,466	—	29,307

Total operating gross margin	—	2,060	14,166	—	16,226

General and administration expense (1)	(48)	(9,671)	(93)	—	(9,812)
Provision for reduction in carrying value of certain assets	—	(2,757)	—	—	(2,757)
Gain on disposition of assets, net	—	104	1,121	—	1,225

Total operating income (loss)	(48)	(10,264)	15,194	—	4,882

Other income and (expense):
Interest expense	(8,043)	(8,925)	(3,468)	13,343	(7,093)
Interest income	10,493	547	2,738	(13,343)	435
Other	—	(284)	(1)	—	(285)
Equity in net earnings of subsidiaries	(9,299)	—	—	9,299	—

Total other income and (expense)	(6,849)	(8,662)	(731)	9,299	(6,943)

Income (benefit) before income taxes	(6,896)	(18,926)	14,463	9,299	(2,061)
Income tax expense (benefit):
Current	(3,061)	(128)	4,514	—	1,325
Deferred	(10,930)	—	450	—	(10,480)

Total income tax expense (benefit)	(13,991)	(128)	4,964	—	(9,155)

Net income (loss)	$7,094	$(18,798)	$9,499	$9,299	$7,094

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine months ended September 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$266,116	$311,865	$(91,822)	$486,159
Operating expenses	—	176,188	267,822	(91,822)	352,188
Depreciation and amortization	—	47,812	38,692	—	86,504

Total operating gross margin	—	42,116	5,351	—	47,467

General and administration expense (1)	(168)	(23,623)	(242)	—	(24,033)
Gain on disposition of assets, net	—	1,634	1,926	—	3,560

Total operating income (loss)	(168)	20,127	7,035	—	26,994

Other income and (expense):
Interest expense	(23,667)	(26,730)	(12,609)	42,497	(20,509)
Interest income	31,507	547	20,641	(52,497)	198
Loss on extinguishment of debt	(7,209)	—	—	—	(7,209)
Other	1	57	267	—	325
Equity in net earnings of subsidiaries	(6,111)	—	—	6,111	—

Total other income and (expense)	(5,479)	(26,126)	8,299	(3,889)	(27,195)

Income (benefit) before income taxes	(5,647)	(5,999)	15,334	(3,889)	(201)

Income tax expense (benefit):
Current	662	(91)	4,965	—	5,536
Deferred	(5,257)	(23)	595	—	(4,685)

Total income tax expense (benefit)	(4,595)	(114)	5,560	—	851

Net income (loss)	$(1,052)	$(5,885)	$9,774	$(3,889)	$(1,052)

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)

	Nine months ended September 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$293,674	$336,899	$(53,448)	$577,125
Operating expenses	—	233,650	242,399	(53,448)	422,601
Depreciation and amortization	—	49,277	36,105	—	85,382

Total operating gross margin	—	10,747	58,395	—	69,142

General and administration expense (1)	(131)	(33,622)	(245)	—	(33,998)
Provision for reduction in carrying value of certain assets	—	(2,757)	—	—	(2,757)
Gain on disposition of assets, net	—	346	1,661	—	2,007

Total operating income (loss)	(131)	(25,286)	59,811	—	34,394

Other income and (expense):
Interest expense	(25,442)	(26,900)	(9,051)	38,730	(22,663)
Interest income	31,717	926	13,343	(45,091)	895
Other	(3)	(374)	12	—	(365)
Equity in net earnings of subsidiaries	(10,929)	—	—	10,929	—

Total other income and (expense)	(4,657)	(26,348)	4,304	4,568	(22,133)

Income (benefit) before income taxes	(4,788)	(51,634)	64,115	4,568	12,261
Income tax expense (benefit):
Current	(2,189)	329	16,083	—	14,224
Deferred	(16,190)	—	636	—	(15,554)

Total income tax expense (benefit)	(18,379)	329	16,719	—	(1,330)

Net income (loss)	$13,591	$(51,963)	$47,396	$4,568	$13,591

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,052)	$(5,885)	$9,774	$(3,889)	$(1,052)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	47,812	38,692	—	86,504
Loss on extinguishment of debt	7,209	—	—	—	7,209
Gain on disposition of assets	—	(1,634)	(1,926)	—	(3,560)
Deferred income tax expense	(5,257)	(23)	595	—	(4,685)
Expenses not requiring cash	10,740	—	—	—	10,740
Equity in net earnings of subsidiaries	6,111	—	—	(6,111)	—
Change in accounts receivable	(7,522)	8,499	2,452	—	3,429
Change in other assets	(3,384)	1,464	(1,755)	—	(3,675)
Change in liabilities	7,838	(17,316)	299	—	(9,179)

Net cash provided by (used in) operating activities	14,683	32,917	48,131	(10,000)	85,731

Cash flows from investing activities:
Capital expenditures	—	(145,422)	(36,134)	—	(181,556)
Proceeds from the sale of assets	—	2,276	2,309	—	4,585
Intercompany dividend payment	—		(10,000)	10,000	—

Net cash provided by (used in) investing activities	—	(143,146)	(43,825)	10,000	(176,971)

Cash flows from financing activities:
Proceeds from debt issuance	300,000	—	—	—	300,000
Proceeds from draw on revolver credit facility	20,000	—	—	—	20,000
Paydown on Senior notes	(225,000)	—	—	—	(225,000)
Paydown on term note	(9,000)	—	—	—	(9,000)
Paydown on revolver credit facility	(42,000)	—	—	—	(42,000)
Payment of debt issuance costs	(8,001)	—	—	—	(8,001)
Payment of debt extinguishment costs	(7,466)	—	—	—	(7,466)
Proceeds from stock options exercised	26	—	—	—	26
Excess tax benefit from stock-based compensatio	1,212	—	—	—	1,212
Intercompany advances, net	(82,473)	111,581	(29,108)	—	—

Net cash provided by (used in) financing activities	(52,702)	111,581	(29,108)	—	29,771

Net change in cash and cash equivalents	(38,019)	1,352	(24,802)	—	(61,469)
Cash and cash equivalents at beginning of period	58,189	1,768	48,846	—	108,803

Cash and cash equivalents at end of period	$20,170	$3,120	$24,044	$—	$47,334

See accompanying notes to unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$13,591	$(51,963)	$47,395	$4,568	$13,591
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	49,277	36,105	—	85,382
Gain on disposition of assets	—	(346)	(1,661)	—	(2,007)
Provision for reduction in carrying value of certain assets	—	2,757	—	—	2,757
Deferred income tax expense (benefit)	(16,190)	—	636	—	(15,554)
Expenses not requiring cash	8,347	(1)	—	—	8,346
Equity in net earnings of subsidiaries	10,929	—	—	(10,929)	—
Change in accounts receivable	31,144	(24,051)	(13,444)	—	(6,351)
Change in other assets	3,070	5,178	(19,574)	—	(11,326)
Change in liabilities	4,513	14,436	(27,460)	—	(8,511)

Net cash provided by (used in) operating activities	55,404	(4,713)	21,997	(6,361)	66,327

Cash flows from investing activities:
Capital expenditures	—	(103,876)	(23,033)	—	(126,909)
Proceeds from the sale of assets	—	679	2,685	—	3,364
Intercompany dividend payments	—	—	(6,361)	6,361	—

Net cash provided by (used in) investing activities	—	(103,197)	(26,709)	6,361	(123,545)

Cash flows from financing activities:
Proceeds from draw on revolver credit facility	4,000	—	—	—	4,000
Paydown on revolver credit facility	(23,000)				(23,000)
Paydown on term note	—				—
Proceeds from stock options exercised	199	—	—	—	199
Excess tax cost from stock-based compensation	(1,848)	—	—	—	(1,848)
Intercompany advances, net	(122,194)	102,840	19,354	—	—

Net cash provided by (used in) financing activities	(142,843)	102,840	19,354	—	(20,649)

Net change in cash and cash equivalents	(87,439)	(5,070)	14,642	—	(77,867)
Cash and cash equivalents at beginning of period	111,324	6,858	54,116	—	172,298

Cash and cash equivalents at end of period	$23,885	$1,788	$68,758	$—	$94,431

See accompanying notes to unaudited consolidated condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Form 10-Q, other than statements of historical facts, are forward-looking statements for purposes of these provisions, including any statements regarding:
•	stability of prices and demand for oil and natural gas;
•	levels of oil and natural gas exploration and production activities;
•	demand for contract drilling and drilling related services and demand for rental tools;
•	our future operating results and profitability;
•	our future rig utilization, dayrates and rental tools activity;
•	entering into new, or extending existing, drilling contracts and our expectations concerning when our rigs will commence and end operations under such contracts;
•	growth through acquisitions of companies or assets;
•	construction or upgrades of rigs and expectations regarding when these rigs will commence operations;
•	capital expenditures for acquisition of rigs, construction of new rigs or major upgrades to existing rigs;
•	scheduled delivery of drilling rigs for operation in Alaska under the terms of our agreement with BP Exploration (Alaska) Inc.;
•	entering into joint venture agreements;
•	our future liquidity;
•	availability and sources of funds to reduce our debt and expectations of when debt will be reduced;
•	the outcome of pending or future legal proceedings, investigations, tax assessments and other claims;
•	the availability of insurance coverage for pending or future claims;
•	the enforceability of contractual indemnification in relation to pending or future claims;
•	compliance with covenants under our senior secured credit facility and indentures for our senior notes; and
•	organic growth of our operations.
     In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “could,” “will” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although our management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as any other cautionary language included in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:
•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business;
•	our inability to access the credit markets;
•	the U.S. economy and the demand for oil and natural gas;
•	worldwide demand for oil and natural gas;
•	fluctuations in the market prices of oil and natural gas;
•	imposition of unanticipated trade restrictions;
•	unanticipated operating hazards and uninsured risks;
•	political instability, terrorism or war;

DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS (continued)
•	governmental regulations, including additional regulation of onshore or offshore drilling, changes in accounting rules or tax laws that may impact our ability to remit funds to the U.S. government, that adversely affect the cost of doing business;
•	changes in the tax laws that would allow double taxation on foreign sourced income;
•	the outcome of our investigation and the parallel investigations by the SEC and the DOJ into possible violations of U.S. law, including the Foreign Corrupt Practices Act;
•	contemplated U.S. legislation on carbon emissions;
•	potential new “employer” taxes on U.S. health care plans;
•	adverse environmental events;
•	adverse weather conditions;
•	global health concerns;
•	changes in the concentration of customer and supplier relationships;
•	ability of our customers and suppliers to obtain financing for their operations;
•	unexpected cost increases for new construction and upgrade and refurbishment projects;
•	delays in obtaining components for capital projects and in ongoing operational maintenance and equipment certifications;
•	shortages of skilled labor;
•	unanticipated cancellation of contracts by operators;
•	breakdown of equipment;
•	other operational problems including delays in start-up of operations;
•	changes in competition;
•	the effect of litigation and contingencies; and
•	other similar factors (including those set forth in Part II, Item 1A Risk Factors, and in documents referred to, in this Form 10-Q, including the risk factors described in our 2009 Annual Report on Form 10-K and our other reports and filings with the Securities and Exchange Commission).
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
OVERVIEW AND OUTLOOK
Overview
     For the third quarter of 2010 we recorded net income of $0.5 million, or $0.00 per diluted share on revenues of $172.0 million, compared with net income of $7.1 million, or $0.06 per diluted share on revenues of $181.4 million for the third quarter of 2009. The results reflect higher revenues and operating gross margins as a percent of revenues for our Rental Tools segment and higher revenues and earnings from our Project Management and Engineering Services segment. Our U.S. Drilling segment contributed higher revenues but lower earnings, while the International Drilling segment reported lower revenues and lower earnings.
     The results of the third quarter of 2010 included $3.2 million of revenue related to the cancellation of a rig in Kazakhstan, $6.4 million of expense related to a non-cash charge to write off certain VAT assets in PDKBV, $2.4 million of expense for property and sales tax assessments in the U.S. and Kazakhstan, $0.4 million negative impact related to percentage-of-completion accounting for the Liberty Project, and $1.1 million of expense related to the ongoing DOJ and SEC investigations and Parker’s internal review regarding possible violations of the Foreign Corrupt Practices Law and other laws.

OVERVIEW AND OUTLOOK (continued)
Overview (continued)
     The Rental Tools segment posted a strong third quarter of 2010 with revenues, operating gross margin, and operating gross margin as a percent of revenues exceeding all prior levels. This growth is attributable to improved conditions in U.S. land drilling markets, the Company’s successful positioning of stores in the more active shale plays and timely capital investments in tubular inventory. In addition, price discounting continued to decrease as market conditions improved.
     U.S. Drilling segment revenues for the third quarter of 2010 rose while operating gross margin declined. The average number of barge rigs working during the third quarter of 2010 increased 55% compared to the third quarter of 2009 and the barge rig fleet utilization improved to 58.8% from 32.7% during the comparable period in 2009. However, the barge rig fleet average dayrate declined to $20,000 for the third quarter of 2010 from $26,200 for the prior year’s third quarter. The prior year’s third quarter average dayrate included one barge operating at a higher dayrate established in a 2008 contract.
     International Drilling segment revenues and operating gross margins for the third quarter of 2010 declined from the prior year’s comparable period. Our Caspian Sea Arctic Barge was on a zero dayrate for part of the period, impacting revenues for the third quarter of 2010 compared with the prior year’s third quarter. In addition, revenues for the third quarter of 2010 included $3.2 million related to the cancellation of a rig in Kazakhstan. The segment’s operating gross margin for the third quarter of 2010 included a $6.4 million non-cash charge to write-off certain VAT assets and $1.7 million related to property taxes and other tax matters in our Kazakhstan operations.
     The average number of International Drilling segment rigs on contract during the third quarter of 2010 was 22% less than during the third quarter of 2009. In our Americas region, rig fleet utilization for the third quarter of 2010 was 86%, an increase over the comparable period of 2009. During the third quarter of 2010 we extended contracts on four rigs while two other rigs in the region were released, one as scheduled at the end of its contract, the other earlier than expected. Rig fleet utilization in our Asia Pacific region for the third quarter of 2010 was 27%, down from the prior year’s comparable period. While fleet utilization in our Asia Pacific region has been weak, recent contract awards are expected to soon improve utilization to four rigs working out of eight in the region. Rig fleet utilization in our CIS/Africa/Middle East (CIS/AME) region declined to an average utilization of 36% for the third quarter of 2010, with two rigs being idled during the period.
     Third quarter 2010 Project Management and Engineering Services revenues and operating gross margin increased compared to the third quarter of 2009. These results reflect higher dayrates on two active operating drilling programs on Sakhalin Island, Russia and additional engineering services related to the development of an offshore platform that will target the Arkutun-Dagi field offshore Sakhalin Island.
     Revenues in the Construction Contract segment were lower in the third quarter of 2010 compared to the third quarter 2009, as we recorded a negative operating gross margin in the period reflecting increased estimated total project costs and time to complete work on the Liberty rig in Alaska. The lost margin during the period is expected to be recovered as the project continues toward completion. The Liberty rig is a customer-owned rig constructed by Parker Drilling for BP on a fixed fee and reimbursable cost contract, accounted for on a percentage-of-completion basis.
Outlook
     Demand in our U.S. markets and our project management activities have been the most stable source of Parker’s revenues and earnings so far this year. The energy industry’s earlier expectation for strong international exploration and production (E&P) spending growth has not been realized and this is evident in our related businesses. We believe the remainder of the year will continue to reflect these factors.

OVERVIEW AND OUTLOOK (continued)
Outlook (continued)
     Our Rental Tools business should continue to benefit from the activity in U.S. land drilling, supported by increased drilling in the oil and liquid-rich shale plays. Our U.S. Drilling barge business has improved from last year and barge rig fleet utilization is expected to continue around similar levels for the remainder of the year. The slow pace of international E&P spending has created a challenging environment for our International Drilling business. We expect the slower than expected conditions in several of our key markets to continue for the remainder of the year.
     The project portfolio of the Project Management and Engineering Services segment is expected to continue to generate solid revenues and earnings with potential additions as progress is made on programs currently in development.
      The revenues and earnings for our Construction Contract segment will continue to phase out as the Liberty project transitions toward operational status. Revenues on this project are recognized on the percentage-of-completion basis which currently reflects management’s estimates regarding project costs and duration. Additional costs or time to complete the project may impact the amount of revenues recognized in the future.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009
     We recorded net income of $0.5 million for the three months ended September 30, 2010, as compared to net income of $7.1 million for the three months ended September 30, 2009. Operating gross margin was $13.4 million for the three months ended September 30, 2010 as compared to $16.2 million for the three months ended September 30, 2009.

RESULTS OF OPERATIONS
     The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended September 30,
	2010		2009
	(Dollars in Thousands)
Revenues:
International Drilling	$53,614	31%	$63,966	35%
U.S. Drilling	14,929	9%	12,350	7%
Rental Tools	48,114	28%	23,899	13%
Project Management and Engineering Services	27,599	16%	25,869	14%
Construction Contract	27,773	16%	55,325	31%

Total revenues	$172,029	100%	$181,409	100%

Operating gross margins, excluding depreciation and amortization (1):
International Drilling	$2,302	4%	$22,002	34%
U.S. Drilling	1,642	11%	2,293	19%
Rental Tools	31,531	66%	11,667	49%
Project Management and Engineering Services	7,221	26%	6,449	25%
Construction Contract	(349)	-1%	3,122	6%
Depreciation and amortization	(28,904)		(29,307)

Total operating gross margin (2)	13,443		16,226
General and administration expense	(7,064)		(9,812)
Provision for reduction in carrying value of certain assets	—		(2,757)
Gain on disposition of assets, net	1,176		1,225

Total operating income	$7,555		$4,882

(1)	Gross margins, excluding depreciation and amortization, are computed as revenues less direct operating expenses, depreciation and amortization expense, where applicable; segment operating gross margin percentages are computed as operating gross margin as a percent of revenues. The operating gross margin amounts and operating gross margin percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (U.S. GAAP). However, we monitor our business segments based on several criteria, including operating gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

				Project
				Management
				and
	International			Engineering	Construction
Three Months Ended:	Drilling	U.S. Drilling	Rental Tools	Services	Contract
	(Dollars in Thousands)
September 30, 2010
Operating gross margin (2)	$(11,328)	$(3,838)	$21,737	$7,221	$(349)
Depreciation and amortization	13,630	5,480	9,794	—	—

Drilling and rental gross margin excluding depreciation and amortization	$2,302	$1,642	$31,531	$7,221	$(349)

September 30, 2009
Operating gross margin (2)	$8,734	$(4,842)	$2,763	$6,449	$3,122
Depreciation and amortization	13,268	7,135	8,904	—	—

Drilling and rental gross margin excluding depreciation and amortization	$22,002	$2,293	$11,667	$6,449	$3,122

(2)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

RESULTS OF OPERATIONS (continued)
International Drilling Segment
     This segment’s revenues decreased $10.4 million and 16.2% to $53.6 million during the current quarter when compared to the third quarter of 2009 due to lower overall utilization and reduced dayrates. Lower drilling related revenues were slightly offset by $3.2 million in revenue recognized on early cancellation of a rig during the third quarter in the CIS/AME region.
     Revenues in our Americas region increased by $4.2 million mainly due to higher rig utilization in the third quarter of 2010 compared with the same period in the prior year and recognition of demobilization revenue of $1.2 million on one of our contracts cancelled during the quarter. Revenues in our CIS/AME region decreased by $11.6 million primarily due to lower fleet utilization and a lower average dayrate during the third quarter of 2010, partially offset by $3.2 million of revenue related to cancellation of a rig in Kazakhstan. Additionally, rig 257, our Caspian Sea Arctic barge rig was on a zero dayrate during part of the quarter while it completed its repair, refurbishment and upgrade program. In our Asia Pacific region, revenues decreased $2.9 million due primarily to lower utilization in New Zealand and Indonesia and reduced dayrates in Indonesia in the third quarter of 2010 compared with the same period in 2009.
     International Drilling operating gross margin, excluding depreciation and amortization, decreased $19.7 million to $2.3 million during the current quarter of 2010, as compared to the third quarter of 2009. Operating gross margin for the third quarter of 2010 was impacted by lower revenues and higher operating costs. Operating gross margins for the third quarter of 2010 also included $6.4 million of expense related to a non-cash charge to write-off certain VAT assets and $1.7 million of expense for property tax assessments and other tax matters, partially offset by $3.2 million of revenue related to cancellation of a rig, all of which occurred in Kazakhstan.
U.S. Drilling Segment
     Revenues for this segment increased $2.6 million and 20.9% to $14.9 million for the quarter ended September 30, 2010 as compared with the quarter ended September 30, 2009. The increase in revenues was primarily due to a more active drilling market, which has led to improved utilization of our U.S. Gulf of Mexico drilling barges, partially offset by lower average dayrates as pricing remains competitive.
     The U.S. Drilling segment’s operating gross margin, excluding depreciation and amortization, decreased $0.7 million from the comparable quarter in 2009, due primarily to lower dayrates, and a $0.8 million expense related to local sales and use tax expense.
Rental Tools Segment
     Rental tools revenues increased $24.2 million and 101.3% to $48.1 million during the third quarter as compared to the third quarter of 2009. The increase is primarily due to our earlier investments to expand our rental tools inventory, increased rental demand from drilling activity in the oil- and liquids-rich fields in the U.S., and a reduction in discounts.
     The segment’s operating gross margin, excluding depreciation and amortization, increased by $19.9 million in the current quarter as compared to the third quarter of 2009, primarily due to higher revenues, decreasing discounts, cost management and leveraging of resources.
Project Management and Engineering Services Segment
     Revenues for this segment increased $1.7 million and 6.7% to $27.6 million during the third quarter as compared to the third quarter of 2009. This increase was primarily due to revenue from the Arkutun Dagi project and increased operating rates as the Orlan platform transitioned from a warm stack rate to an operational rate. We also expanded the number of rigs covered under our technical services agreement in Kuwait to 25 from 11.

RESULTS OF OPERATIONS (continued)
Project Management and Engineering Services Segment (continued)
     Operating gross margin for this segment increased by $0.8 million for the third quarter of 2010 compared with the third quarter of 2009, primarily due to the shift in operating rate on the Orlan platform and contributions from the Arkutun Dagi project, partially offset by costs associated with establishing our Alaska operations.
Construction Contracts Segment
     This segment includes only the Liberty project, a customer-owned, Parker-engineered and -constructed, extended-reach drilling rig for use in the Alaskan Beaufort Sea. This segment’s revenues decreased $27.6 million and 49.8% to $27.8 million during the third quarter of 2010 compared to the third quarter of 2009 reflecting progress on the project as it nears completion. This project is accounted for on a percentage-of-completion basis with revenues and earnings recognized based on progress made relative to estimated total project costs. We recorded a $0.4 million operating gross margin loss in the third quarter of 2010 due to the increase in total estimated construction costs and longer construction period.
Other Financial Data
     Gain on asset dispositions for the third quarter of 2010 and 2009 was $1.2 million and $1.2 million, respectively, and was a result of asset sales during each period, respectively.
     Interest expense decreased $0.7 million for the third quarter of 2010 as compared to the third quarter of 2009, due to $2.1 million more of interest capitalized to support rig construction, offset by higher interest expense from new borrowings of $1.1 million and increased debt amortization costs of $0.4 million. Interest income was minimal in each quarter.
     General and administration expense decreased $2.7 million for the third quarter of 2010 as compared to the third quarter of 2009 due to overall reduction in corporate costs, primarily related to lower legal spending, partially offset by an increase in stock based compensation expense.
     Income tax expense was $0.8 million for the third quarter of 2010, as compared to an income tax benefit of $9.2 million for the third quarter of 2009. The tax benefit in the third quarter 2009 included an incremental tax benefit of $6.1 million for crediting foreign taxes previously deducted. The increase is driven by higher income in our rental tools business for the third quarter 2010 compared to the third quarter 2009 offsetting losses in the U.S.
Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009
     We recorded a net loss of $1.1 million for the nine months ended September 30, 2010, as compared to net income of $13.6 million for the nine months ended September 30, 2009. Operating gross margin was $47.5 million for the nine months ended September 30, 2010 as compared to $69.1 million for the nine months ended September 30, 2009.

RESULTS OF OPERATIONS (continued)
     The following is an analysis of our operating results for the comparable nine-month periods:

	Nine Months Ended September 30,
	2010		2009
	(Dollars in Thousands)
Revenues:
International Drilling	$170,421	35%	$220,626	38%
U.S. Drilling	45,352	9%	35,095	6%
Rental Tools	123,288	26%	89,948	16%
Project Management and Engineering Services	78,403	16%	81,814	14%
Construction Contract	68,695	14%	149,642	26%

Total revenues	$486,159	100%	$577,125	100%

Operating gross margins, excluding depreciation and amortization (1):
International Drilling	$32,513	19%	$79,998	36%
U.S. Drilling	5,551	12%	274	1%
Rental Tools	79,811	65%	48,510	54%
Project Management and Engineering Services	16,763	21%	18,217	22%
Construction Contract	(667)	-1%	7,525	5%
Depreciation and amortization	(86,504)		(85,382)

Total operating gross margin (2)	47,467		69,142
General and administration expense	(24,033)		(33,998)
Provision for reduction in carrying value of certain assets	—		(2,757)
Gain on disposition of assets, net	3,560		2,007

Total operating income	$26,994		$34,394

(1)	Operating gross margins, excluding depreciation and amortization, are computed as revenues less direct operating expenses, excluding depreciation and amortization expense; operating gross margin percentages are computed as operating gross margin, excluding depreciation and amortization, as a percent of revenues. The operating gross margin amounts, excluding depreciation and amortization, and operating gross margin percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (GAAP). However, we monitor our business segments based on several criteria, including operating gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

				Project
				Management
				and
	International			Engineering	Construction
Nine Months Ended:	Drilling	U.S. Drilling	Rental Tools	Services	Contract
	(Dollars in Thousands)
September 30, 2010
Operating gross margin (2)	$(8,319)	$(12,170)	$51,860	$16,763	$(667)
Depreciation and amortization	40,832	17,721	27,951	—	—

Drilling and rental gross margin excluding depreciation and amortization	$32,513	$5,551	$79,811	$16,763	$(667)

September 30, 2009
Operating gross margin (2)	$41,809	$(21,081)	$22,672	$18,217	$7,525
Depreciation and amortization	38,189	21,355	25,838	—	—

Drilling and rental gross margin excluding depreciation and amortization	$79,998	$274	$48,510	$18,217	$7,525

(2)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense

RESULTS OF OPERATIONS (continued)
International Drilling Segment
     This segment’s revenues decreased $50.2 million and 22.8% to $170.4 million during the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009, primarily due to lower overall rig fleet utilization and a reduced average dayrate during the planned repair, refurbishment, and upgrade project for our Caspian Sea Arctic barge.
     Revenues in our Americas region decreased by $9.9 million mainly due to lower average fleet utilization and lower average dayrates for the region. Revenues in our CIS/AME region decreased by $32.1 million primarily due to the impact of the repair, refurbishment and upgrade project for our Caspian Sea Arctic barge, partially offset by higher average dayrates and the benefit of $3.2 million of revenue related to cancellation of a rig in Kazakhstan. In our Asia Pacific region, revenues decreased $8.3 million due primarily to lower rig utilization across the region, partially offset by higher average dayrates.
     International operating gross margin, excluding depreciation and amortization, decreased $47.5 million to $32.5 million during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The change in margins is attributable to the impact of the repair, refurbishment, and upgrade project for our Caspian Sea Arctic barge, and in Kazakhstan, a $6.4 million non-cash charge to write-off certain VAT assets and $1.7 million of expense related to property taxes and other tax matters. These were partially offset by $3.2 million of revenue related to cancellation of a rig during the third quarter in the CIS/AME region and reduced operating expenses.
U.S. Drilling Segment
     Revenues for this segment increased $10.3 million and 29.2% to $45.4 million for the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009. The increase in revenues was primarily due to a recovering market, which has led to improved utilization for our U.S. Gulf of Mexico barge rig fleet, partially offset by continued low dayrates as pricing remains competitive.
The U.S. Drilling segment’s operating gross margin, excluding depreciation and amortization, improved by $5.3 million, as compared to the nine months ended September 30, 2009, due to increased revenues, partially offset by higher costs related to local sales and use tax expense.
Rental Tools Segment
     Rental tools revenues increased $33.3 million and 37.1% to $123.3 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase in the current period is a result of improved market conditions, our timely investments in rental tool inventory, and reduced discounting during the 2010 period compared with the same period of 2009.
     The segment’s operating gross margin, excluding depreciation and amortization, increased $31.3 million in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, primarily due to higher revenues, decreasing discounts and continued cost management.
Project Management and Engineering Services Segment
     Revenues for this segment decreased $3.4 million and 4.2% to $78.4 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This decrease was the result of reduced reimbursable revenues and lower operating rates for project management services on the Orlan platform and reduced activity in Sakhalin. The Orlan platform was in full operational mode during the first quarter of 2009 and then went on warm stack mode until the third quarter of 2010 when it transitioned to workover mode. During 2009 we performed and received payments for certain upgrade and relocation work in Sakhalin that did not repeat in 2010. The segment’s decrease was partially offset by a $12.0 million increase in fees earned for engineering services, primarily related to the Arkutun-Dagi project.

RESULTS OF OPERATIONS (continued)
Construction Contracts Segment
     Revenues for this segment decreased $80.9 million and 54.1% to $68.7 million during the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009. The Liberty rig project is accounted for on a percentage-of-completion basis with revenues and earnings recognized based on progress made relative to estimated total project costs. The decline in reported revenues reflects progress on the project during the period.
     We recorded an operating gross margin loss of $0.7 million for the nine months ended September 30, 2010 as compared to gross margin income of $7.5 million for the nine months ended September 30, 2009. The 2010 period’s results are due to the increase in total estimated construction costs and a longer construction period.
Other Financial Data
     Gain on asset dispositions for the nine months ended 2010 and 2009 was $3.6 million and $2.0 million, respectively, and was a result of asset sales during each period.
     Interest expense decreased $2.2 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, primarily due to increased interest capitalization of $5.5 million during the period in 2010 compared to the same period in the prior year, partially offset by increased interest expense from new borrowings of $2.3 million and amortization of debt costs of $1.1 million. Debt extinguishment costs for the nine months ended September 30, 2010 were $7.2 million with no comparable expense in the nine months ended September 30, 2009. Interest income was minimal for the period.
     General and administration expense decreased $10.0 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 due to overall reduction in corporate costs, primarily related to legal spending.
     Income tax expense was $0.9 million for the nine months ended September 30, 2010, as compared to a benefit of $1.3 million for the nine months ended September 30, 2009. The $1.3 million benefit in 2009 included an incremental tax benefit of $6.1 million for crediting foreign taxes previously deducted. Comparably, the income tax expense for the nine months ended September 30, 2010 is lower than the nine months ended September 30, 2009 primarily due to lower international income subject to income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     As of September 30, 2010, we had cash and cash equivalents of $47.3 million, a decrease of $61.5 million from December 31, 2009. The primary sources of cash for the nine-month period ended September 30, 2010 as reflected on the consolidated condensed statements of cash flows was $85.7 million from operating activities and $29.8 million from financing activities. Financing activities included proceeds from the issuance of $300.0 million aggregate principal amount of 9.125% Notes, less $8.0 million of associated debt issuance costs, offset by the repayment of $225.0 million aggregate principal value of 9.625% Senior Notes and payment of $7.5 million of related debt extinguishment cost, $3.0 million quarterly payments on our term loan facility, and $42.0 million repayment of borrowings under the revolving credit facility. The primary use of cash was $181.6 million for capital expenditures. Major capital expenditures for the year-to-date period included $91.1 million on the construction of two new rigs for work in Alaska and $41.3 million for tubulars and other rental tools for Quail Tools.

LIQUIDITY AND CAPITAL RESOURCES (continued)
Cash Flows (continued)
     As of September 30, 2009, we had cash and cash equivalents of $94.4 million, a decrease of $77.9 million from December 31, 2008. The primary source of cash for the nine-month period ended September 30, 2009 as reflected on the consolidated condensed statements of cash flows was $66.3 million provided by operating activities. The primary uses of cash were $126.9 million for capital expenditures and a net pay down of $19.0 million on our revolver credit facility. Major capital expenditures for the period included $40.4 million on the construction of two new Alaska rigs and $30.9 million for tubulars and other tools for Rental Tools.
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

LIQUIDITY AND CAPITAL RESOURCES (continued)
Financing Activity (continued)
     The 2008 Credit Facility is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Revolving loans are available under the 2008 Credit Facility subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and eligible rental equipment of the Company and its subsidiary guarantors. As of September 30, 2010, there was $35.0 million outstanding on the Term Loan Facility, $16.2 million in letters of credit outstanding, and $20.0 million outstanding on the Revolving Credit Facility. As of September 30, 2010, the amount utilized represents nearly 45% of the capacity of the Revolving Credit Facility. The Term Loan began amortizing on September 30, 2009 at equal installments of $3.0 million per quarter. On January 30, 2009, Lehman Commercial Paper, Inc. assigned its obligations under the 2008 Credit Facility to Trustmark National Bank. Upon assignment, Trustmark National Bank fully funded Lehman Commercial Paper, Inc.’s commitment, including an additional $4.0 million that Lehman Commercial Paper, Inc. did not fund in October 2008, therefore increasing our borrowings under the Revolving Credit Facility to $62.0 million at that time. On June 3, 2009, we repaid $20.0 million of the Revolving Credit Facility, reducing the amount drawn to $42.0 million. On March 26, 2010, we repaid the $42.0 million with proceeds from the issuance of our 9.125% Notes. We expect to use the revolving credit facility over the next twelve months to primarily fund construction of the two new rigs for work in Alaska.
     We had total long-term debt, including current portion, of $457.5 million as of September 30, 2010, which consists of:
•	$300.0 million aggregate principal amount of 9.125% Notes, which are due April 1, 2018;
•	$55.0 million drawn against our 2008 Credit Facility, including $35.0 million on our Term Loan Facility, $12.0 million of which is classified as short term, and $20.0 million under our Revolving Credit Facility, and
•	$125.0 million aggregate principal amount of Convertible Senior Notes at a coupon rate of 2.125%, which are due July 15, 2012 less $10.5 million in unamortized debt discount.
     As of September 30, 2010, we had approximately $91.1 million of liquidity which consisted of $47.3 million of cash and cash equivalents on hand and $43.8 million of availability under the Revolving Credit Facility.
     Since 2008, a subsidiary of ours has been working to construct two new rigs for development drilling on the North Slope of Alaska. The cost of construction of the two new rigs will be funded partially by cash from operations and our fully available revolving credit facility. The two new rigs are subject to five-year contracts with BP Exploration (Alaska) Inc.

LIQUIDITY AND CAPITAL RESOURCES (continued)
Contractual Obligations
     The following table summarizes our future contractual cash obligations as of September 30, 2010:

		Less than	Years	Years	More than
	Total	1 Year	2 - 3	4 - 5	5 Years
		(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$480,000	$12,000	$168,000	$—	$300,000
Long-term debt — interest (1)	213,742	31,778	58,776	54,750	68,438
Operating leases (2)	31,760	6,417	8,147	6,163	11,033
Purchase commitments (3)	29,409	29,409	—	—	—

Total contractual obligations	$754,911	$79,604	$234,923	$60,913	$379,471

Commercial commitments:
Long-term debt — standby letters of credit (4)	16,238	16,238	—	—	—

Total commercial commitments	$16,238	$16,238	$—	$—	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.125% Notes, the 2.125% Notes, the revolving credit facility, and the Term Loan. The remaining unamortized discount of $10.5 million on the 2.125% Notes is not included in the contractual cash obligations schedule.

(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3)	Purchase commitments outstanding as of September 30, 2010, are primarily related to rig upgrade projects and new rig construction.

(4)	We have an $80.0 million revolving credit facility. As of September 30, 2010, we had drawn down $20.0 million under the revolver and $16.2 million of availability has been used to support letters of credit that have been issued, resulting in $43.8 million of availability. The revolving credit facility expires May 14, 2013.
Off-Balance Sheet Arrangements
     We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements or guarantees of third-party financial obligations. We have no energy or commodity contracts.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risk faced by us from those reported in our 2009 Annual Report on Form 10-K filed with the SEC on March 3, 2010. For more information on market risk, see Part II, Item 7A in our 2009 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We performed evaluations under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.
     Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For information regarding legal proceedings, see Note 6, “Contingencies,” in Item 1 of Part I of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2009, other than the following:
Our operations could be adversely impacted by the recent drilling rig accident in the U.S. Gulf of Mexico and its consequences.
     On April 22, 2010, the Deepwater Horizon, a deepwater drilling rig owned by another contractor that was operating in the U.S. Gulf of Mexico, sank after an apparent blowout and fire (the “Macondo well blowout”). In response to the incident, on May 30, 2010 the Bureau of Ocean Energy Management, Regulation and Enforcement (BOEM), of the U.S. Department of the Interior, at the time known as the Minerals Management Service implemented a moratorium on certain drilling activities in the U.S. Gulf of Mexico. On October 12, 2010, the BOEM announced that it was lifting the moratorium subject to certain specified conditions. During the pendency of the moratorium, the BOEM implemented safety requirements that had previously been recommended in response to the Macondo well blowout. Among other things, each operator is required to conduct a specific review of its operations and to certify to the BOEM that it is in compliance with the new requirements and current regulations. Operators are also required to submit independent third-party reports on the design and operation of certain pieces of drilling equipment, including blowout preventers (“BOPs”) and other well control systems and to conduct tests on the functionality of various rig parts and to submit the results of those tests to the BOEM. Additional regulations address new standards for certain equipment involved in the construction of offshore wells, especially BOPs, and require regular third-party audits of safety procedures and drilling equipment to insure that offshore rig personnel and equipment remain in compliance with the new regulations. With respect to operations that were subject to the moratorium, the reports and certifications are required to be provided to the BOEM prior to commencement of operations following expiration of the moratorium.

ITEM 1A. RISK FACTORS (continued)
     As a consequence of the Macondo well blowout, the resulting moratorium, increased regulation and longer times to obtain required permits, offshore drilling operations in the Gulf of Mexico have been significantly reduced. Although we had no ongoing drilling operations directly subject to the now lifted moratorium, our Rental Tools segment has customers with operations that were negatively affected. In addition, some contract drillers and operators with floating rigs located in the region have chosen to relocate the units to other international drilling areas. Significant delays in the issuance of drilling permits or the resumption of operations, the possibility of additional regulations and government oversight and the possibility of increased legal liability could cause additional floating rigs to depart the U.S. Gulf of Mexico, with fewer customers operating in the region. If this were to occur, the market for our rental tools could be further adversely affected.
     We cannot predict what specific further actions may be taken by the federal or state governments, our customers or other industry participants in response to the incident or what impact any such actions may have on our operations or the operations of our customers. However, significant delays in our operations or our customers’ operations caused by the blowout or changes in regulations regarding future offshore exploration and production activities or other government or customer actions could continue to have an adverse effect on our results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plan or	Under the Plan or
Period	Purchased (1)	Paid Per Share	Program	Program
July 1-31, 2010	—	$—	—	N/A
August 1-31, 2010	1,088	$3.84	—	N/A
September 1-30, 2010	4,553	$4.22	—	N/A

Total	5,641	$4.03	—	N/A

(1)	Represents shares subject to restricted share awards withheld to satisfy tax obligations arising upon the vesting of restricted shares.
ITEM 6. EXHIBITS
     (a) Exhibits: The following exhibits are filed or furnished as a part of this report:

Exhibit
Number	DESCRIPTION
3.1	—	Restated Certificate of Incorporation of the Company, as amended on May 16, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s quarterly Report on Form 10-Q filed on November 9, 2007)

3.2	—	Bylaws of the Company, as amended on January 31, 2003 (incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K filed on March 20, 2003)

4.1	—	Second Supplemental Indenture dated as of October 26, 2010, supplementing the Indenture dated July 5, 2007 for the 2.125% Convertible Senior Notes due 2012.

31.1	—	section 302 Certification — President and Chief Executive Officer

31.2	—	section 302 Certification — Senior Vice President and Chief Financial Officer

32.1	—	section 906 Certification — President and Chief Executive Officer

32.2	—	section 906 Certification — Senior Vice President and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER DRILLING COMPANY
Date: November 8, 2010	By:	/s/ David C. Mannon
David C. Mannon
President and Chief Executive Officer

	By:	/s/ W. Kirk Brassfield
W. Kirk Brassfield
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of the Company, as amended on May 16, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007)

3.2	Bylaws of the Company, as amended on January 31, 2003 (incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K filed on March 20, 2003)

4.1	Second Supplemental Indenture dated as of October 26, 2010, supplementing the indenture dated July 5, 2007 for the 2.125% Convertible Senior Notes due 2012.

31.1	Section 302 Certification — President and Chief Executive Officer

31.2	Section 302 Certification — Senior Vice President and Chief Financial Officer

32.1	Section 906 Certification — President and Chief Executive Officer

32.2	Section 906 Certification — Senior Vice President and Chief Financial Officer