Form 10-Q
period 2011-03-31
PARKER DRILLING CO /DE/
filed 2011-05-05
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2011, there were 116,675,817 common shares outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	March 31	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,595	$51,431
Accounts and notes receivable, net of allowance for bad debts of $6,775 and $7,020 at March 31, 2011 and December 31, 2010	178,984	168,876
Rig materials and supplies	24,213	25,527
Deferred costs	1,822	2,229
Deferred income taxes	10,137	9,278
Other tax assets	46,349	46,429
Assets held for sale	5,287	5,287
Other current assets	23,686	59,067

Total current assets	332,073	368,124

Property, plant and equipment less accumulated depreciation and amortization of $898,734 at March 31, 2011 and $875,179 at December 31, 2010	843,669	816,147
Deferred income taxes	60,416	61,016
Other noncurrent assets	28,586	29,268

Total assets	$1,264,744	$1,274,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,000	$12,000
Accounts payable and accrued liabilities	142,393	158,771
Accrued income taxes	5,683	4,492

Total current liabilities	160,076	175,263

Long-term debt	459,283	460,862
Other long-term liabilities	31,542	30,193
Long-term deferred tax liability	19,054	20,171
Contingencies (Note 7)	—	—
Stockholders’ equity:
Common stock	19,440	19,397
Capital in excess of par value	632,314	630,409
Accumulated deficit	(56,666)	(61,493)

Total controlling interest stockholders’ equity	595,088	588,313

Noncontrolling interest	(299)	(247)

Total equity	594,789	588,066

Total liabilities and stockholders’ equity	$1,264,744	$1,274,555

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
International Drilling	$42,437	$63,875
U.S. Drilling	15,920	15,087
Rental Tools	52,319	33,815
Project Management and Engineering Services	35,865	24,441
Construction Contracts	9,638	20,387

Total revenues	156,179	157,605

Operating expenses:
International Drilling	34,847	47,173
U.S. Drilling	14,021	12,974
Rental Tools	18,137	12,626
Project Management and Engineering Services	29,908	19,561
Construction Contracts	10,381	21,197
Depreciation and amortization	27,599	28,588

Total operating expenses	134,893	142,119

Total operating gross margin	21,286	15,486

General and administration expense	(6,888)	(10,032)
Gain on disposition of assets, net	1,004	672

Total operating income	15,402	6,126

Other income and (expense):
Interest expense	(5,861)	(6,732)
Interest income	47	74
Loss on extinguishment of debt	—	(3,220)
Other	11	142

Total other expense	(5,803)	(9,736)

Income (loss) before income taxes	9,599	(3,610)
Income tax expense (benefit):
Current	4,018	3,648
Deferred	821	(5,207)

Total income tax expense (benefit)	4,839	(1,559)

Net income (loss)	$4,760	$(2,051)
Less: Net (loss) attributable to noncontrolling interest	$(67)	$—

Net income (loss) attributable to controlling interest	$4,827	$(2,051)

Basic earnings (loss) per share:
Net income (loss)	$0.04	$(0.02)
Diluted earnings (loss) per share:
Net income (loss)	$0.04	$(0.02)
Number of common shares used in computing earnings per share
Basic	115,119,277	113,512,426
Diluted	116,322,199	113,512,426
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$4,760	$(2,051)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,599	28,588
Loss on extinguishment of debt	—	3,220
Gain on disposition of assets	(1,004)	(672)
Deferred income tax expense	821	(5,207)
Expenses not requiring cash	4,453	1,430
Change in accounts receivable	(9,747)	19,400
Change in other assets	37,379	(5,612)
Change in liabilities	(23,504)	(37,639)

Net cash provided by operating activities	40,757	1,457

Cash flows from investing activities:
Capital expenditures	(50,664)	(57,946)
Proceeds from the sale of assets	1,561	773
Proceeds from insurance settlements	250	—

Net cash used in investing activities	(48,853)	(57,173)

Cash flows from financing activities:
Proceeds from issuance of debt	—	300,000
Paydown on senior notes	—	(96,310)
Paydown on term note	(3,000)	(3,000)
Paydown on revolver credit facility	—	(42,000)
Payments of debt issuance costs	—	(7,795)
Payments of debt extinguishment costs	—	(3,330)
Proceeds from stock options exercised	135	26
Excess tax (cost) benefit from stock based compensation	1,125	1,350

Net cash provided by (used in) financing activities	(1,740)	148,941

Net decrease in cash and cash equivalents	(9,836)	93,225
Cash and cash equivalents, beginning of year	51,431	108,803

Cash and cash equivalents, end of period	$41,595	$202,028

Supplemental cash flow information:
Interest paid	$1,933	$6,391
Income taxes paid	$402	$8,050
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.	General
In the opinion of the management of Parker Drilling Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments of a normally recurring nature which are necessary for a fair presentation of (1) the financial position as of March 31, 2011 and December 31, 2010, (2) the results of operations for the three months ended March 31, 2011 and 2010, and (3) cash flows for the three months ended March 31, 2011 and 2010. Results for the three months ended March 31, 2011 are not necessarily indicative of the results that will be realized for the year ending December 31, 2011. The financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.
Nature of Operations — Parker Drilling Company (Parker Drilling), together with its subsidiaries (the Company), is a leading worldwide provider of contract drilling and drilling-related services with extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas. At March 31, 2011, our marketable rig fleet consisted of 15 barge drilling rigs and workover rigs, and 25 land rigs, located in the United States, Americas, Commonwealth of Independent States/Africa-Middle East (CIS/AME) and Asia Pacific regions. In addition, as of March 31, 2011 we have sales contracts pending for three rigs classified as assets held for sale.
Consolidation — The consolidated financial statements include the accounts of Parker Drilling and subsidiaries in which we exercise control or have a controlling financial interest, including entities, if any, in which the Company is allocated a majority of the entity’s losses or returns, regardless of ownership percentage. A subsidiary of Parker Drilling has a 50 percent interest in one other company that is accounted for under the equity method as Parker Drilling’s interest in the entity does not meet the consolidation criteria described above.
Non-Controlling Interest — For interests in entities that we do not control, we apply the accounting standards related to noncontrolling interests. We report noncontrolling interest as equity on the consolidated balance sheet and report net income (loss) attributable to controlling interest and to noncontrolling interest separately on the statement of operations.
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
At March 31, 2011 and December 31, 2010, we had deposits in domestic banks in excess of federally insured limits of approximately $4.5 million and $25.9 million, respectively. In addition, we had deposits in foreign banks, which were not insured at March 31, 2011 and December 31, 2010 of $17.8 million and $31.1 million, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
1.	General (continued)
Our customer base consists of major, independent and national oil and gas companies and integrated service providers. We depend on a limited number of significant customers. Our two largest customers, ExxonMobil and BP, constituted 17.6 percent and 8.7 percent, respectively of our year-to-date revenues as of March 31, 2011.
In November 2010, BP informed us that it was suspending construction on the Liberty extended reach drilling rig project to review the rig’s engineering and design, including its safety systems. We commenced construction of this rig for BP in April 2008 pursuant to an Engineering, Procurement, Construction and Installation (EPCI) contract. In August 2009, BP also awarded us an O&M contract for the first phase of drilling on the Liberty field.
The Liberty rig construction contract expired on February 8, 2011. Prior to expiration of the construction contract, BP identified several areas of concern for which it asked us to provide explanations and documentation, and we have done so. Although we believe that the issues raised by BP have been adequately addressed, there can be no assurance of when or how these issues will be resolved with our client. At this point, construction on the rig is incomplete, and it cannot be completed until BP determines to resume construction.
The Liberty rig construction contract was a fixed fee and reimbursable contract accounted for on a percentage of completion basis. Costs on the project were reimbursed without markup, except for costs associated with changes in work scope, for which we were entitled to a markup. As of March 31, 2011 and 2010 we had recognized $334.2 million and $255.2 million in project-to-date revenues, respectively. As of March 31, 2011, we had recognized the entire $11.7 million fixed fee margin on the contract. BP has not announced a schedule for resuming construction on the rig or new target dates for drilling and production start-up.
The Company and BP have continued activities to preserve and maintain the rig under the “pre-operations” phase of our O&M contract in accordance with its terms. The O&M contract is scheduled to expire on May 31, 2011, and we have been notified by BP that they do not anticipate extending it at that time.
Fair Value of Financial Instruments — The estimated fair value of the Company’s $300.0 million principal amount of 9.125% Senior Notes due 2018, based on quoted market prices, was $324.0 million at March 31, 2011. The estimated fair value, based upon granted prices, of the Company’s $125.0 million principal amount of 2.125% Convertible Senior Notes due 2012 was $125.1 million on March 31, 2011. For cash, accounts receivable, and accounts payable, the Company believes carrying value approximates estimated fair value.
Property, Plant and Equipment — We provide for depreciation of property, plant and equipment on the straight line method over the estimated useful lives of the assets after provision for salvage value. Depreciable lives for different categories of property, plant and equipment are as follows:

Land drilling equipment	3 to 20 years
Barge drilling equipment	3 to 20 years
Drill pipe, rental tools and other	4 to 7 years
Buildings and improvements	15 to 30 years
Management periodically evaluates the Company’s assets to determine whether their net carrying values are in excess of their net realizable values. Management considers a number of factors such as estimated future cash

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
1.	General (continued)
flows, appraisals and current market value analysis in determining net realizable value. Assets are written down to fair value if the fair value is below the net carrying value.
Interest from external borrowings is capitalized on major projects until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets. Capitalized interest costs reduce net interest expense in the consolidated statement of operations. During the three-months ended March 31, 2011 and March 31, 2010, we capitalized interest costs related to the construction of rigs of $4.4 million and $2.5 million, respectively.
Assets held for sale — We classify an asset as held for sale when the facts and circumstances meet the required criteria for such classification, including the following: (a) we have committed to a plan to sell the asset, (b) the asset is available for immediate sale, (c) we have initiated actions to complete the sale, including locating a buyer, (d) the sale is expected to be completed within one year, (e) the asset is being actively marketed at a price that is reasonable relative to its fair value, and (f) the plan to sell is unlikely to be subject to significant changes or termination. At March 31, 2011, we had net assets held for sale of $5.3 million, included in current assets. For further information, see Note 3.
2.	Earnings Per Share (EPS)

	Three Months Ended March 31, 2011
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$4,827,000	115,119,277	$0.04

Effect of dilutive securities:
Stock options and restricted stock		1,202,922	$—

Diluted EPS:
Net income	$4,827,000	116,322,199	$0.04

	Three Months Ended March 31, 2010
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss	$(2,051,000)	113,512,426	$(0.02)

Effect of dilutive securities:
Stock options and restricted stock		—	$—

Diluted EPS:
Net loss	$(2,051,000)	113,512,426	$(0.02)

All options outstanding during the three months ended March 31, 2011, were included in the computation of diluted EPS as the options’ exercise prices were less than the average market price of the common shares. For the three months ended March 31, 2010, all outstanding options and non-vested restricted shares or units have been excluded from the calculation of diluted EPS as the company incurred a loss for the quarter, and therefore, inclusion of outstanding options and non-vested restricted shares or units in the calculation of diluted EPS would be anti-dilutive.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
3.	Assets Held for Sale
Assets held for sale of $5.3 million as of March 31, 2011 was comprised of the net book value of three land rigs and related inventory for which sale is expected to be completed during 2011. The three rigs were part of our Asia Pacific rig fleet and have historically been included in the International Drilling segment. We expect the carrying amount of the assets, less costs to sell, will be fully recoverable through sale of the assets.
4.	Accounting for Uncertainty in Income Taxes
The company applies the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. During the first quarter of 2011, we recognized $0.7 million of expense related to an audit. For the three months ended March 31, 2010, we did not recognize additional expense related to uncertain tax positions. At March 31, 2011, we had a liability for unrecognized tax benefits of $16.2 million ($5.8 million of which, if recognized, would favorably impact our effective tax rate). In addition, the Company recognizes interest and penalties that could be applied to uncertain tax positions in income tax expense. As of March 31, 2011 and December 31, 2010 we had approximately $7.4 million and $7.0 million, respectively, of accrued interest and penalties that could be applied to uncertain tax positions.
5.	Income Tax Benefit/Expense
Income tax expense was $4.8 million for the first quarter of 2011, as compared to income tax benefit of $1.6 million for the first quarter of 2010. The increase in income tax expense in the first quarter of 2011, compared to the first quarter of 2010, was primarily the result of differences in the mix of our domestic and international pre-tax earnings and losses, as well as the mix of international tax jurisdictions in which we operate.
6.	Long Term Debt
The following table illustrates the Company’s debt portfolio:

	March 31,	December 31,
	2011	2010
	(Dollars in Thousands)
9.125% Senior Notes, due April 2018	$300,000	$300,000

2.125% Convertible Senior Notes, due July 2012	117,283	115,862

Term Note	29,000	32,000

Revolving Credit Facility	25,000	25,000

Total debt	471,283	472,862
Less current portion	12,000	12,000

Total long-term debt	$459,283	$460,862

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
6.	Long Term Debt (continued)
9.125% Senior Notes, due April 2018
On March 22, 2010, we issued $300.0 million aggregate principal amount of 9.125% Senior Notes due 2018 (9.125% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A. (Trustee). The 9.125% Notes were issued at par with interest payable on April 1 and October 1 of each year, beginning October 1, 2010. Net proceeds from the 9.125% Notes offering were primarily used to redeem the $225.0 million aggregate principal amount of our 9.625% Senior Notes due 2013 and to repay $42.0 million of borrowings under the revolving credit facility.
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

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
6.	Long Term Debt (continued)
2.125% Convertible Senior Notes, due July 2012
On July 5, 2007, we issued $125.0 million aggregate principal amount of 2.125% Convertible Senior Notes (2.125% Notes) due July 2012.
The significant terms of the 2.125% Notes are as follows:
•	2.125% Notes Conversion Feature — The initial conversion price for holders to convert their 2.125% Notes into shares is at a common stock share price equivalent of $13.85 (77.2217 shares of common stock) per $1,000 note value. Conversion rate adjustments occur for any issuances of stock, warrants, rights or options (except for stock purchase plans or dividend re-investments) or any other transfer of benefit to substantially all stockholders, or as a result of a tender or exchange offer. We may, under advice of our Board of Directors, increase the conversion rate at our sole discretion for a period of at least 20 days.
•	2.125% Notes Settlement Feature — Upon tender of the 2.125% Notes for conversion, we can either settle entirely in shares of common stock or a combination of cash and shares of common stock, solely at our option. Our intent is to satisfy our conversion obligation for our 2.125% Notes in cash, rather than in common stock, for at least the aggregate principal amount of the 2.125% Notes. This reduces the resulting potential earnings dilution to only include any possible conversion premium, which would be the difference between the average price of our shares and the conversion price per share of common stock.
•	Contingent Conversion Feature — Holders may only convert the 2.125% Notes when either sales price or trading price conditions are met, on or after the 2.125% Notes’ due date or upon certain accounting changes or certain corporate transactions (fundamental changes) involving stock distributions. Make-whole provisions are only included in the accounting and fundamental change conversions such that holders do not lose value as a result of the changes.
•	Settlement Feature — Upon conversion, we will pay either cash or provide shares of our common stock if any, based on a daily conversion rate multiplied by a volume weighted average price of our common stock during a specified period following the conversion date. Conversions can be settled in cash or shares, solely at our discretion.
As of March 31, 2011 and December 31, 2010, none of the conditions allowing holders of the 2.125% Notes to convert had been met.
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

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
6.	Long Term Debt (continued)
We paid a premium of approximately $31.5 million for the call options, and received proceeds for a premium of approximately $20.3 million for the sale of the warrants. This reduced the net cost of the note hedge to $11.2 million. The expiration date of the note hedge is the earlier of the last day on which the Notes remain outstanding or the maturity date of the 2.125% Notes.
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
Debt issuance costs related to the 2.125% Notes totaled approximately $3.6 million and is being amortized over the five year term of the 2.125% Notes using the effective interest method. Proceeds from the transaction of $110.2 million were used to redeem our outstanding senior floating rate notes, to pay the net cost of hedge and warrant transactions, and for general corporate purposes.
Credit Agreement:
On May 15, 2008, we entered into a credit agreement (Credit Agreement) consisting of a senior secured $80.0 million revolving credit facility (Revolver) and senior secured term loan facility (Term Loan) of up to $50 million. The Credit Agreement provides that subject to certain conditions, including the approval of the Administrative Agent and the lenders’ acceptance (or additional lenders being joined as new lenders), the amount of the Term Loan or Revolver could be increased by an additional $50.0 million, so long as after giving effect to such increase, the Aggregate Commitments shall not be in excess of $180.0 million. On April 1, 2011, the Company exercised the additional $50.0 million accordion feature and entered into an amendment to the Credit Agreement that increased the aggregate commitment under the Credit Agreement to $180 million, and borrowed an additional $50 million in a Term Loan. When the facility was increased, all other terms of the Credit Agreement remained the same, including covenants and Applicable Rates.
Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries, each of which has executed guaranty agreements. The Credit Agreement contains customary affirmative and negative covenants with which we were in compliance as of March 31, 2011 and December 31, 2010. The Credit Agreement terminates on May 14, 2013.
Revolver:
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR, plus an Applicable Rate. The Applicable Rate varies from a rate per annum ranging from 2.75 percent to 3.25 percent for LIBOR rate loans and 1.75 percent to 2.25 percent for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the Credit Agreement). Revolving loans are available subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and rental equipment of the Company and its subsidiary guarantors. There were $25.0 million in revolving loans outstanding at March 31, 2011 and December 31, 2010. Letters of credit outstanding as of March 31, 2011 and December 31, 2010 totaled $11.3 million and $16.3 million, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
6.	Long Term Debt (continued)
Term Loan:
The Term Loan originated at $50.0 million and requires quarterly principal payments of $3.0 million. Interest on the Term Loan accrues at either a Base Rate plus 2.25 percent or LIBOR plus 3.25 percent. The outstanding balance on the Term Loan at March 31, 2011 and December 31, 2010 was $29.0 million and $32.0 million, respectively.
Subsequent Event:
On April 1, 2011, subsequent to the end of the first quarter, the company expanded its Term Loan Facility by $50.0 million. Funding was provided by certain current Lenders and Barclays Bank PLC, which joined as a lender under the Credit Agreement. We used the proceeds from the additional Term Loan to repay the $25.0 million outstanding on the Revolver at March 31, 2011, purchase additional rental tool inventory and for general corporate purposes. The additional Term Loan will amortize at $3.0 million per quarter beginning June 30, 2011. Upon the completion of the transaction, total borrowings under the Term Loan Facility are $79.0 million and there are no borrowings under the Revolver. Total amortization on the Term Loans will be $6.0 million per quarter.
7.	Contingencies
Asbestos-Related Claims
We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At March 31, 2011, there were approximately 16 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the State of Mississippi.
The subsidiaries named in these asbestos-related lawsuits intend to defend themselves vigorously and, based on the information available to us at this time, we do not expect the outcome to have a material adverse effect on our financial condition, results of operations or cash flows. However, we are unable to predict the ultimate outcome of these lawsuits. No amounts were accrued at March 31, 2011.
Gulfco Site
In 2003, we received an information request under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) designating Parker Drilling Offshore Corporation, a subsidiary of Parker Drilling, as a potentially responsible party with respect to the Gulfco Marine Maintenance, Inc. Superfund Site in Freeport, Texas (EPA No. TX 055144539). The subsidiary responded to this request with documents. In January 2008 the subsidiary received an administrative order to participate in an investigation of the site and a study of the remediation needs and alternatives. The EPA alleges that the subsidiary is a successor to a party who owned the Gulfco site during the time when chemical releases took place there. Two other parties have been performing the investigation and study work since mid-2005 under an earlier version of the same order. To date, the EPA and the other two parties have spent approximately $3.5 million studying and conducting initial remediation of the site. It is anticipated that at least an additional $1.3 million will be required to complete the remediation. In December 2010, we entered into an agreement with the other two parties, pursuant to which we agreed to pay 20 percent of past and future costs to study and remediate the site. As of March 31, 2011, the Company had made certain participating payments and has accrued $0.3 million for our portion of the estimated future cost of remediation.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
7.	Contingencies (continued)
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

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
7.	Contingencies (continued)
On June 3, 2010, Mohamed Kassamali, a purported stockholder of the Company, filed a derivative action in the state court of Harris County, Texas against our current directors and the Company as a nominal defendant. The lawsuit alleges that the individual defendants breached their fiduciary duties to the Company related to the issues described above under “Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation.” On June 22, 2010, the Fuchs Family Trust, a purported stockholder of the Company, filed a substantially similar lawsuit in the state court of Harris County, Texas. On June 23, 2010, Kenneth Flacks, a purported stockholder of the Company, also filed a substantially similar lawsuit in the state court of Harris County, Texas. The lawsuits seek damages related to the alleged breaches of duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The damages sought include both compensatory and exemplary damages in an unspecified amount, along with various other forms of relief and an award of attorney fees, other costs, and expenses to the plaintiffs. All defendants have retained counsel, and on October 15, 2010, the three cases pending in the state court of Harris County, Texas were consolidated under the Kassamali case number and restyled as In re Parker Drilling Derivative Litigation. The case was briefly stayed. Plaintiffs have filed a consolidated amended petition on April 7, 2011 and defendants will have 45 days to answer or otherwise respond to the petition.
On August 31, 2010, Douglas Freuler, a purported stockholder of the Company, filed a derivative action in the United States District Court for the Southern District of Texas against our current directors, select officers, and the Company as a nominal defendant. The lawsuit is substantially similar to those filed in the state court of Harris County, Texas, and alleges breach of fiduciary duties to the Company related to the issues described above under “Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation,” as well as abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The damages sought include both compensatory and exemplary damages in an unspecified amount, along with various other forms of relief and an award of attorney fees, other costs, and expenses to the plaintiffs. The Company has filed a motion to dismiss the lawsuit, and briefings on the motion are ongoing.
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

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
7.	Contingencies (continued)
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
As a result of the decision on December 9, 2010, PKD Kazakhstan had an obligation to pay the residual assessment. The amount due related to the tax assessment and applicable interest was approximately $11.3 million, plus an administrative penalty of approximately $3.2 million arising from the same alleged underpayment of taxes. PKD Kazakhstan paid these amounts in-full prior to December 31, 2010 to avoid enforcement actions and additional interest while we pursue further challenges.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
8.	Recent Accounting Pronouncements
Revenue Recognition — On January 1, 2011, we adopted an update issued by the Financial Accounting Standards Board (FASB) to existing guidance on revenue recognition for arrangements with multiple deliverables. This update allows companies to allocate consideration for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. It also requires additional disclosures on the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices. The update is effective for fiscal years beginning after June 15, 2010. The adoption of this update did not have a material impact on our financial position, results of operations, cash flows, and disclosures.
9.	Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements
Set forth on the following pages are the consolidating condensed financial statements of Parker Drilling, its restricted subsidiaries that are guarantors of the 9.125% Notes, and 2.125% Notes (collectively the Notes) and the restricted and unrestricted subsidiaries that are not guarantors of the Notes. The Notes are guaranteed by substantially all of the restricted subsidiaries of Parker Drilling. There are currently no restrictions on the ability of the restricted subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries. Separate financial statements for each guarantor company are not provided as the company complies with the exception to Rule 3-10(a)(1) of Regulation S-X, set forth in sub-paragraph (f) of such rule. All guarantor subsidiaries are owned 100 percent by the parent company, all guarantees are full and unconditional and all guarantees are joint and several.
AralParker (a Kazakhstan joint stock company, owned 100% by Parker Drilling (Kazakhstan), LLC), Casuarina Limited (a wholly-owned captive insurance company), KDN Drilling Limited, Mallard Argentine Holdings, Ltd., Mallard Drilling of South America, Inc., Mallard Drilling of Venezuela, Inc., Parker Drilling Investment Company, Parker Drilling (Nigeria) Limited, Parker Drilling Company (Bolivia) S.A., Parker Drilling Company Kuwait Limited, Parker Drilling Company Limited (Bahamas), Parker Drilling Company of New Zealand Limited, Parker Drilling Company of Sakhalin, Parker Drilling de Mexico S. de R.L. de C.V., Parker Drilling International of New Zealand Limited, Parker Drilling Tengiz, Ltd., PD Servicios Integrales, S. de R.L. de C.V., PKD Sales Corporation, Parker SMNG Drilling Limited Liability Company (owned 50 percent by Parker Drilling Company International, LLC), Parker Drilling Kazakhstan, B.V., Parker Drilling AME Limited, Parker Drilling Asia Pacific, LLC, PD International Holdings C.V., PD Dutch Holdings C.V., PD Selective Holdings C.V., PD Offshore Holdings C.V., Parker Drilling Netherlands B.V., Parker Drilling Dutch B.V., Parker Hungary Rig Holdings Limited Liability Company, Parker Drilling Spain Rig Services, S L, Parker 3Source, LLC, Parker 5272 LLC, Parker Central Europe Rig Holdings LLC, Parker Cyprus Leasing Limited, Parker Cypress Ventures Limited, Parker Drilling International B.V., Parker Drilling Offshore B.V., Parker Drilling Offshore International, Inc., Parker Drilling Overseas B.V., Parker Drilling Russia B.V., Parker Drillsource, LLC, PD Labor Services, Ltd, PD Labor Sourcing, Ltd., PD Personnel Services, Ltd., SaiPar Drilling Company B.V. (owned 50 percent by Parker Drilling Dutch B.V.) and Parker Enex, LLC, Parker Drilling Company Eastern Hemisphere, Ltd., Parker Drilling Company of Bolivia, Inc., Canadian Rig Leasing, Inc., Parker Drilling Company International Limited, Parker Drilling Company Limited LLC, Parker Drilling Company of Singapore, LLC, Parker USA Drilling Company, Universal Rig Service LLC, Parker Offshore Resources, L.P., Choctaw International Rig Corp., DGH, Inc., Parker Drilling Company of Argentina, Inc., Parker Drilling Company International, LLC, Parker Drilling (Kazakstan), LLC, Parker Drilling Company of New Guinea, LLC, Indocorp of Oklahoma, Inc., Creek International Rig Corp., Parker Drilling Company of Mexico, LLC, Selective Drilling Corporation, Parker Drilltech, LLC, Parker Drillserv, LLC, Parker Drillex, LLC, Parker Rigsource, LLC, Parker Intex, LLC, Parker Drilling Eurasia, Inc., Parker Drilling Pacific Rim, Inc., Parker Singapore Rig Holding Pte. Ltd., Parker Drilling Domestic Holding Company, LLC, Parker Drilling International Holding Company, LLC, and Primorsky Drill Rig Services B.V. are all non-guarantor subsidiaries.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT (continued)
9.	Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements (continued)
We are providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	March 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$23,205	$(2,216)	$20,606	$—	$41,595
Accounts and notes receivable, net	(5,789)	96,796	256,680	(168,703)	178,984
Rig materials and supplies	—	(2,752)	26,965	—	24,213
Deferred costs	—	—	1,822	—	1,822
Deferred income taxes	9,840	297	—	—	10,137
Other tax assets	100,071	(62,786)	9,064	—	46,349
Assets held for sale	—	—	5,287	—	5,287
Other current assets	557	15,844	20,468	(13,183)	23,686

Total current assets	127,884	45,183	340,892	(181,886)	332,073

Property, plant and equipment, net	79	574,136	269,454	—	843,669
Investment in subsidiaries and intercompany advances	1,006,184	493,559	1,327,005	(2,826,748)	—
Other noncurrent assets	69,148	15,477	7,434	(3,057)	89,002

Total assets	$1,203,295	$1,128,355	$1,944,785	$(3,011,691)	$1,264,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,000	$—	$—	$—	$12,000
Accounts payable and accrued liabilities	62,560	327,701	184,474	(432,342)	142,393
Accrued income taxes	609	195	4,879	—	5,683

Total current liabilities	75,169	327,896	189,353	(432,342)	160,076

Long-term debt	459,283	—	—	—	459,283
Other long-term liabilities	7,811	7,864	13,177	2,690	31,542
Long-term deferred tax liability	3,361	21,958	(6,265)	—	19,054
Intercompany payables	62,583	473,144	103,667	(639,394)	—
Contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock	19,440	18,050	43,003	(61,053)	19,440
Capital in excess of par value	632,314	733,120	1,436,370	(2,169,490)	632,314
Retained earnings (accumulated deficit)	(56,666)	(453,677)	165,779	287,898	(56,666)

Total controlling interest stockholders’ equity	595,088	297,493	1,645,152	(1,942,645)	595,088

Noncontrolling interest	—	—	(299)	—	(299)

Total Equity	595,088	297,493	1,644,853	(1,942,645)	594,789

Total liabilities and stockholders’ equity	$1,203,295	$1,128,355	$1,944,785	$(3,011,691)	$1,264,744

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	December 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$13,835	$2,317	$35,279	$—	$51,431
Accounts and notes receivable, net	1,179	99,734	215,650	(147,687)	168,876
Rig materials and supplies	—	(1,655)	27,182	—	25,527
Deferred costs	—	—	2,229	—	2,229
Deferred income taxes	8,981	297	—	—	9,278
Other tax assets	97,896	(62,678)	11,211	—	46,429
Assets held for sale	—	—	5,287	—	5,287
Other current assets	557	41,564	30,129	(13,183)	59,067

Total current assets	122,448	79,579	326,967	(160,870)	368,124

Property, plant and equipment, net	79	538,005	278,063	0	816,147
Investment in subsidiaries and intercompany advances	996,018	499,987	1,310,792	(2,806,797)	0
Other noncurrent assets	72,202	14,542	6,653	(3,113)	90,284

Total assets	$1,190,747	$1,132,113	$1,922,475	$(2,970,780)	$1,274,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,000	$—	$—	$—	$12,000
Accounts payable and accrued liabilities	55,257	338,626	160,316	(395,428)	158,771
Accrued income taxes	609	93	3,790	—	4,492

Total current liabilities	67,866	338,719	164,106	(395,428)	175,263

Long-term debt	460,862	—	—	—	460,862
Other long-term liabilities	7,762	7,610	12,131	2,690	30,193
Long-term deferred tax liability	3,361	21,958	(5,148)	—	20,171
Intercompany payables	62,583	473,144	103,667	(639,394)	—
Contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock	19,397	18,050	43,003	(61,053)	19,397
Capital in excess of par value	630,409	733,120	1,436,338	(2,169,458)	630,409
Retained earnings (accumulated deficit)	(61,493)	(460,488)	168,625	291,863	(61,493)

Total controlling interest stockholders’ equity	588,313	290,682	1,647,966	(1,938,648)	588,313

Noncontrolling interest	—	—	(247)	—	(247)

Total Equity	588,313	290,682	1,647,719	(1,938,648)	588,066

Total liabilities and stockholders’ equity	$1,190,747	$1,132,113	$1,922,475	$(2,970,780)	$1,274,555

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended March 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$87,405	$108,091	$(39,317)	$156,179
Operating expenses	—	50,320	96,291	(39,317)	107,294
Depreciation and amortization	—	15,210	12,389	—	27,599

Total operating gross margin	—	21,875	(589)	—	21,286

General and administration expense (1)	(45)	(6,781)	(62)	—	(6,888)
Gain on disposition of assets, net	—	810	194	—	1,004

Total operating income (loss)	(45)	15,904	(457)	—	15,402

Other income and (expense):
Interest expense	(6,852)	(8,910)	(1,728)	11,629	(5,861)
Interest income	8,970	190	2,516	(11,629)	47
Other	—	—	11	—	11
Equity in net earnings of subsidiaries	3,965	—	—	(3,965)	—

Total other income and (expense)	6,083	(8,720)	799	(3,965)	(5,803)

Income (benefit) before income taxes	6,038	7,184	342	(3,965)	9,599

Income tax expense (benefit):
Current	(65)	222	3,861	—	4,018
Deferred	1,276	151	(606)	—	821

Total income tax expense (benefit)	1,211	373	3,255	—	4,839

Net income (loss)	4,827	6,811	(2,913)	(3,965)	4,760

Net income attributable to noncontrolling interest	—	—	(67)	—	(67)

Net income (loss) attributable to controlling interest	$4,827	$6,811	$(2,846)	$(3,965)	$4,827

(1)	All field operations general and administration expenses are included in operating expenses.

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three months ended March 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$4,827	$6,811	$(2,913)	$(3,965)	$4,760
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	15,210	12,389	—	27,599
Gain on disposition of assets	—	(810)	(194)	—	(1,004)
Deferred income tax expense	1,276	151	(606)	—	821
Expenses not requiring cash	4,507	—	(54)	—	4,453
Equity in net earnings of subsidiaries	(3,965)	—	—	3,965	—
Change in accounts receivable	6,968	24,315	(41,030)	—	(9,747)
Change in other assets	326	39,374	(2,321)	—	37,379
Change in liabilities	3,372	(66,599)	39,723	—	(23,504)

Net cash provided by operating activities	17,311	18,452	4,994	—	40,757

Cash flows from investing activities:
Capital expenditures	—	(47,233)	(3,431)	—	(50,664)
Proceeds from the sale of assets	—	1,360	201	—	1,561
Proceeds from insurance settlements		250			250

Net cash used in investing activities	—	(45,623)	(3,230)	—	(48,853)

Cash flows from financing activities:
Paydown on term note	(3,000)	—	—	—	(3,000)
Proceeds from stock options exercised	135	—	—	—	135
Excess tax benefit from stock-based compensation	1,125	—	—	—	1,125
Intercompany advances, net	(6,201)	22,638	(16,437)	—	—

Net cash provided by (used in) financing activities	(7,941)	22,638	(16,437)	—	(1,740)

Net change in cash and cash equivalents	9,370	(4,533)	(14,673)	—	(9,836)
Cash and cash equivalents at beginning of year	13,835	2,317	35,279	—	51,431

Cash and cash equivalents at end of period	$23,205	$(2,216)	$20,606	$—	$41,595

See accompanying notes to unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(2,051)	$(9,748)	$3,354	$6,394	(2,051)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	15,851	12,737	—	28,588
Loss on extinguishment of debt	3,220	—	—	—	3,220
Gain on disposition of assets	—	(569)	(103)	—	(672)
Deferred income tax expense (benefit)	(5,150)	(10)	(47)	—	(5,207)
Expenses not requiring cash	1,430	—	—	—	1,430
Equity in net earnings of subsidiaries	6,394	—	—	(6,394)	—
Change in accounts receivable	(5,025)	9,681	14,744	—	19,400
Change in other assets	(5,325)	10,414	(10,701)	—	(5,612)
Change in liabilities	2,628	(31,732)	(8,535)	—	(37,639)

Net cash provided by (used in) operating activities	(3,879)	(6,113)	11,449	—	1,457

Cash flows from investing activities:
Capital expenditures	—	(46,615)	(11,331)	—	(57,946)
Proceeds from the sale of assets	—	562	211	—	773

Net cash used in investing activities	—	(46,053)	(11,120)	—	(57,173)

Cash flows from financing activities:
Proceeds from draw on revolver credit facility	—	—	—	—	—
Proceeds from debt issuance	300,000	—	—	—	300,000
Paydown on senior notes	(96,310)	—	—	—	(96,310)
Paydown on term note	(3,000)	—	—	—	(3,000)
Paydown on revolver credit facility	(42,000)	—	—	—	(42,000)
Payment of debt issuance costs	(7,795)	—	—	—	(7,795)
Payment of debt extinguishment costs	(3,330)	—	—	—	(3,330)
Proceeds from stock options exercised	26	—	—	—	26
Excess tax benefit from stock-based compensation	1,350	—	—	—	1,350
Intercompany advances, net	(45,772)	51,704	(5,932)	—	—

Net cash provided by (used in) financing activities	103,169	51,704	(5,932)	—	148,941

Net change in cash and cash equivalents	99,290	(462)	(5,603)	—	93,225
Cash and cash equivalents at beginning of year	58,189	1,768	48,846	—	108,803

Cash and cash equivalents at end of period	$157,479	$1,306	$43,243	$—	$202,028

See accompanying notes to unaudited consolidated condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although our management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as any other cautionary language included in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:
•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business;

•	our inability to access the credit markets;

•	the U.S. economy and the demand for natural gas;

•	worldwide demand for oil;

•	fluctuations in the market prices of oil and natural gas;

•	imposition of unanticipated trade restrictions;

•	unanticipated operating hazards and uninsured risks;

•	political instability, terrorism or war;

•	governmental regulations, including changes in accounting rules or tax laws that may impact our ability to remit funds to the U.S., that adversely affect the cost of doing business;

DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS (continued)
•	changes in the tax laws that would allow double taxation on foreign sourced income;

•	the outcome of our investigation and the parallel investigations by the SEC and the Department of Justice into possible violations of U.S. law, including the Foreign Corrupt Practices Act;

•	contemplated U.S. legislation on carbon emissions;

•	potential new “employer” taxes on U.S. health care plans;

•	adverse environmental events;

•	adverse weather conditions;

•	global health concerns;

•	changes in the concentration of customer and supplier relationships;

•	ability of our customers and suppliers to obtain financing for their operations;

•	unexpected cost increases for new construction and upgrade and refurbishment projects;

•	delays in obtaining components for capital projects and in ongoing operational maintenance and equipment certifications;

•	shortages of skilled labor;

•	unanticipated cancellation of contracts by operators;

•	breakdown of equipment;

•	other operational problems including delays in start-up of operations;

•	changes in competition;

•	the effect of litigation and contingencies; and

•	other similar factors, some of which are discussed in documents referred to or incorporated by reference into this Form 10-Q and our other reports and filings with the SEC.
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
OVERVIEW AND OUTLOOK
Overview
     Continued improvements in our U.S. markets provided the primary support for our first quarter results. We had another record performance from our Rental Tools segment and our U.S. barge drilling utilization and dayrates continued to strengthen. In addition, our portfolio of projects and engineering services expanded during the quarter while utilization of our international drilling rig fleet remained at low levels. Overall, our diverse but related businesses provided a balanced performance that resulted in higher earnings.
     Significant highlights of the quarter ended March 31, 2011 include:
•	Our Rental Tools segment achieved record levels of quarterly revenues and segment gross margin (segment gross margins exclude depreciation and amortization expense).

•	Our U.S. barge drilling business recorded increases in rig fleet utilization and average dayrate compared with the prior year’s first quarter.

•	We began the Yastreb rig relocation project, a redeployment of the rig to its original drilling area on Sakhalin Island.

•	Our International Drilling segment reported higher average dayrates in all regions, despite lower average fleet utilization.

OVERVIEW AND OUTLOOK (continued)
Overview (continued)
     Growing demand for rental tools in the U.S. land market was the principal driver to our first quarter results. Our continuing investment in new inventory enabled us to respond to increased demand. As a result of actively positioning our equipment among our locations we continued to improve utilization and pricing.
     Shallow water drilling in the Gulf of Mexico strengthened and operators have shown increased interest in drilling deeper prospects and committing to longer-term, multi-well programs. This led to increased utilization and higher average dayrates for Parker’s barge rig fleet.
     Our project management results reflect primarily our continued work on Sakhalin Island, including the development of the Arkutun-Dagi platform and the relocation of the Yastreb rig. We also are working on some early-stage engineering projects that demonstrate our drilling expertise and technological capabilities and which may lead to longer-term operating contracts.
     We have work yet to do to improve utilization within our international drilling operations. International exploration and production (E&P) spending appears to be increasing and we expect it to lead to more exploration and development drilling activity and an increase in work opportunities for Parker in the regions where we operate.
     The reported results of the Construction Contract segment represent the work completed on the construction of the customer-owned Liberty rig and the end of the construction phase of this project during the quarter. Construction on the project was suspended in November 2010, and the construction contract expired on February 8, 2011. See “—Results of Operations—Construction Contracts Segment.”
Outlook
     Looking ahead, we believe the rental tools business should further benefit from continued growth of lateral drilling in the U.S. land market. The resumption of drilling in the deepwater Gulf of Mexico may provide some additional growth opportunities for this business this year. We expect to make further capital investments in this business to increase our growth potential.
     We expect our Gulf of Mexico barge drilling business will maintain its fleet utilization around current levels and will realize higher average dayrates during the year. Higher market prices for oil and gas condensates and a growing interest in deeper prospects should support continued activity for this business.
     International E&P spending is believed by many industry forecasters to be on the increase. Should this occur in the regions we serve, we would expect to have opportunities to increase our fleet utilization. However, given the lead time from tender award to drilling operation, we are not expecting much impact on our international drilling business this year.
     The portfolio of the Project Management and Engineering Services segment is growing and is expected to continue to generate relatively steady earnings with incremental contributions from the Yastreb rig-move project and other early-stage engineering projects.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010
     We recorded net income of $4.8 million for the three months ended March 31, 2011, as compared to net loss of $2.1 million for the three months ended March 31, 2010. Operating gross margin increased 37.5% to $21.3 million for the three months ended March 31, 2011 as compared to $15.5 million for the three months ended March 31, 2010.

RESULTS OF OPERATIONS (continued)
     The following is an analysis of our operating results for the comparable quarters:

		Three Months Ended March 31,
	2011		2010
Revenues:		(Dollars in Thousands)
International Drilling	$42,437	27%	$63,875	41%
U.S. Drilling	15,920	10%	15,087	10%
Rental Tools	52,319	34%	33,815	21%
Project Management and Engineering Services	35,865	23%	24,441	15%
Construction Contract	9,638	6%	20,387	13%

Total revenues	$156,179	100%	$157,605	100%

Operating gross margin:
International Drilling gross margin excluding depreciation and amortization	$7,590	18%	$16,702	26%
U.S. Drilling gross margin excluding depreciation and amortization	1,899	12%	2,113	14%
Rental Tools gross margin excluding depreciation and amortization	34,182	65%	21,189	63%
Project Management and Engineering Services gross margin	5,957	17%	4,880	20%
Construction Contract gross margin	(743)	-8%	(810)	-4%
Depreciation and amortization	(27,599)		(28,588)

Total operating gross margin	21,286		15,486
General and administration expense	(6,888)		(10,032)
Provision for reduction in carrying value of certain assets	—		—
Gain on disposition of assets, net	1,004		672

Total operating income	$15,402		$6,126

     Segment gross margins, excluding depreciation and amortization, are computed as revenues less direct operating expenses, and depreciation and amortization expense, where applicable; segment operating gross margin percentages are computed as operating gross margin as a percent of revenues. The operating gross margin amounts and operating gross margin percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (U.S. GAAP). However, we monitor our business segments based on several criteria, including operating gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

				Project
				Management
	International			and Engineering	Construction
Three Months Ended	Drilling	U.S. Drilling	Rental Tools	Services (2)	Contract (2)
		(Dollars in Thousands)
March 31, 2011
Operating gross margin (1)	$(5,239)	$(2,642)	$23,953	$5,957	$(743)
Depreciation and amortization	12,829	4,541	10,229	—	—

Drilling and rental gross margin, excluding depreciation and amortization	$7,590	$1,899	$34,182	$5,957	$(743)

March 31, 2010
Operating gross margin (1)	$3,314	$(4,161)	$12,263	$4,880	$(810)
Depreciation and amortization	13,388	6,274	8,926	—	—

Drilling and rental gross margin, excluding depreciation and amortization	$16,702	$2,113	$21,189	$4,880	$(810)

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

(2)	The project management and engineering services segment and the construction contract segment do not incur depreciation and amortization.

RESULTS OF OPERATIONS (continued)
International Drilling Segment
     International Drilling segment revenues decreased $21.4 million, or 33.6%, to $42.4 million during the first quarter of 2011 when compared to the first quarter of 2010 primarily due to lower overall utilization.
     Revenues in our Americas region decreased by $5.1 million to $21.5 million mainly due to overall lower rig utilization for the region, partially offset by higher dayrates in Colombia. Revenues in our CIS/AME region decreased by $16.6 million to $13.3 million, primarily due to lower overall fleet utilization and lower average dayrates on rig 257, our Caspian Sea Arctic barge rig, which was on higher dayrates during the first quarter of 2010, compared to the first quarter of 2011 as it underwent a planned refurbishment and upgrade project. Rig 257 was on reduced warm stack rates during the first quarter of 2011 while our customer completes necessary permitting processes. In our Asia Pacific region, revenues increased by $0.3 million to $7.6 million due primarily to the commencement of a drilling contract during the fourth quarter of 2010 for one of our rigs in Papua New Guinea and higher utilization in Indonesia, almost entirely offset by decreased revenues in New Zealand as our rigs were operational in the first quarter of 2010, while stacked during the first quarter of 2011.
     International Drilling operating gross margin, excluding depreciation and amortization, decreased $9.1 million to $7.6 million during the first quarter of 2011, when compared to the first quarter of 2010. The decline in operating gross margin for the first quarter of 2011 was primarily due to lower revenues resulting from lower utilization. Operating gross margins for the first quarter of 2011 also included a $1.1 million non-cash charge to write-off certain VAT assets in our CIS/AME region and $1.9 million expense related to an equity tax imposed by the Colombian government. The newly enacted tax law requires companies operating in Colombia on January 1, 2011 to pay a tax based on a percentage of net equity and is payable in eight semi-annual installments. The decrease in operating margins was partially offset by increased operating gross margins in Papua New Guinea and lower operating costs for our Caspian Sea Arctic barge rig as it incurred higher expenses during the first quarter 2010 related to the planned repair, refurbishment, and upgrade project.

RESULTS OF OPERATIONS (continued)
U.S. Drilling Segment
     U.S. Drilling segment revenues increased $0.8 million, or 5.5%, to $15.9 million for the first quarter of 2011 as compared with the first quarter of 2010. The increase in revenues was primarily due to increased utilization and higher average dayrates.
     The U.S. Drilling segment’s operating gross margin, excluding depreciation and amortization, decreased $0.2 million from the comparable quarter in 2010, due primarily to an increase in lower-margin work associated with our intermediate depth barge rigs and the deployment of a deep barge on a workover contract during the first quarter of 2011.
Rental Tools Segment
     Rental Tools segment revenues increased $18.5 million, or 54.7%, to $52.3 million during the first quarter of 2011 as compared to the first quarter of 2010. The increase is primarily due to an increase in rental tools utilization, improved pricing, and an increase in sales of tools and pipe. The expanded use of horizontal drilling and longer well-bores to exploit both shale deposits and conventional oil and gas reservoirs, have led to greater market demand for our rental tools.
     The Rental Tools segment’s operating gross margin, excluding depreciation and amortization, increased by $13.0 million in the current quarter as compared to the first quarter of 2010, primarily due to higher revenues, improved pricing, and cost management.
Project Management and Engineering Services Segment
     Project Management and Engineering Services segment revenues increased $11.4 million, or 46.7%, to $35.9 million during the first quarter of 2011as compared to the first quarter of 2010. This increase was primarily due to the commencement during the first quarter of the 2011 of the Yastreb drilling rig relocation project, and added revenues from the BP Liberty O&M contract for maintaining and preserving the BP Liberty rig, located on the North Slope of Alaska. The O&M contract for the Liberty rig is scheduled to expire on May 31, 2011. The ENL owned, Parker-operated, Yastreb rig will be moved approximately 100 kilometers south on Sakhalin Island to its new drilling location. Revenues associated with reimbursable costs, also increased as a result of the Yastreb rig relocation project.
     Operating gross margin for this segment increased by $1.1 million for the first quarter of 2011 compared with the first quarter of 2010, primarily due to the management and training fee revenues (which have low associated costs) associated with the Yastreb drilling rig move. The operating gross margin increase is offset by a decrease in operating gross margins associated with the procurement phase of the Arkutun Dagi project. The Project Management and Engineering Services segment does not incur depreciation and amortization.
Construction Contracts Segment
     This segment includes only the Liberty project extended-reach drilling rig constructed for BP for use in the Alaskan Beaufort Sea. In November 2010, BP informed us that it was suspending construction on the Liberty extended reach drilling rig project to review the rig’s engineering and design, including its safety systems. We commenced construction of this rig for BP in April 2008 pursuant to an Engineering, Procurement, Construction and Installation (EPCI) contract. In August 2009, BP also awarded us an O&M contract for the first phase of drilling on the Liberty field.
     The Liberty rig construction contract was a fixed fee and reimbursable contract accounted for on a percentage of completion basis. Costs on the project were reimbursed without markup, except for costs associated with changes in work scope, for which we were entitled to a markup. As of March 31, 2011 and 2010 we had recognized $334.2 million and $255.2 million in project-to-date revenues, respectively. As of March 31, 2011, we had recognized the entire $11.7 million fixed fee margin on the contract.

RESULTS OF OPERATIONS (continued)
Construction Contracts Segment (continued)
     The Liberty rig construction contract expired on February 8, 2011. Prior to expiration of the construction contract, BP identified several areas of concern for which it asked us to provide explanations and documentation, and we have done so. Although we believe that the issues raised by BP have been adequately addressed, there can be no assurance of when or how these issues will be resolved with our client. At this point, construction on the rig is incomplete, and it cannot be completed until BP determines to resume construction.
     The Company and BP have continued activities to preserve and maintain the rig under the “pre-operations” phase of our O&M contract in accordance with its terms. The O&M contract is scheduled to expire on May 31, 2011 and we have been notified by BP that they do not anticipate extending it at that time.
Other Financial Data
     Gain on asset dispositions for the first quarter of 2011 and 2010 was $1.0 million and $0.7 million, respectively, and was primarily a result of asset sales due to rental tool equipment lost-in-hole by customers during each period.
     Interest expense decreased $0.9 million for the first quarter of 2011 as compared to the first quarter of 2010, due to a $1.9 million increase in capitalized interest on major projects offset by a $0.8 million increase in debt-related interest expense and $0.2 million in debt amortization costs. Interest income was minimal in each quarter.
     General and administration expense decreased $3.1 million for the first quarter of 2011 as compared to the first quarter of 2010 due primarily to a reduction in professional fees, offset by an increase in overall corporate costs, and an increase in stock based compensation expense.
     Income tax expense was $4.8 million for the first quarter of 2011, as compared to an income tax benefit of $1.6 million for the first quarter of 2010. The tax benefit in the first quarter 2010 included a benefit of $6.3 million related to estimated U.S. taxable loss. The increase in current quarter tax expense is driven primarily by differences in the mix of our domestic and international pre-tax earnings and losses, as well as the mix of international tax jurisdictions in which we operate. Included in the current quarter expense is a reserve of $0.7 million related to an uncertain tax position.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     As of March 31, 2011, we had cash and cash equivalents of $41.6 million, a decrease of $9.8 million from December 31, 2010. The primary sources of cash for the three-month period ended March 31, 2011 as reflected on the consolidated condensed statements of cash flows was $40.8 million from operating activities. The primary use of cash was $50.7 million for capital expenditures and a $3.0 million payment on our Term Loan. Major capital expenditures for the year-to-date period included $26.1 million on the construction of two new rigs for work in Alaska and $15.8 million for tubulars and other rental tools for Quail Tools.
     As of March 31, 2010, we had cash and cash equivalents of $202.0 million, an increase of $93.2 million from December 31, 2009. The primary sources of cash for the three-month period ended March 31, 2010 as reflected on the consolidated condensed statements of cash flows was $148.9 million from financing activities. Financing activities included proceeds from the issuance of $300.0 million aggregate principal amount of 9.125% Senior Notes due 2018 (9.125% Notes), offset by the repayment of $96.3 million aggregate principal value of 9.625% Senior Notes and payment of $3.3 million of related debt extinguishment cost, $42.0 million repayment of borrowings under the revolving credit facility, $3.0 million quarterly payment on our term loan facility and $7.8 million in debt issuance cost associated with the 9.125% Notes. The primary use of cash was $57.9 million for capital expenditures. Major capital expenditures for the period included $41.2 million on the construction of two new Alaska rigs and $9.3 million for tubulars and other rental tools for Quail Tools.

LIQUIDITY AND CAPITAL RESOURCES (continued)
Financing Activity
     On March 22, 2010, we issued $300.0 million aggregate principal amount 9.125% Notes. The 9.125% Notes were issued at par with interest payable on April 1 and October 1, beginning October 1, 2010. We used the proceeds from the 9.125% Notes offering to redeem $225.0 million aggregate principal amount of our 9.625% Senior Notes due 2013 (9.625% Note), to repay $42.0 million of borrowings under our Revolver and for general corporate purposes.
     On March 8, 2010, we commenced a cash tender offer and consent solicitation for all of our outstanding 9.625% Notes, which expired on April 2, 2010 (Tender Offer). On March 22, 2010, we voluntarily called for redemption our 9.625% Notes that were not tendered pursuant to the Tender Offer, at the redemption price of 103.208% of the principal amount of the 9.625% Notes, or $1,032.08 per $1,000 principal amount of the 9.625% Notes. This redemption resulted in the Company recording debt extinguishment costs of $7.2 million during 2010.
     On May 15, 2008 we entered into a Credit Agreement (Credit Agreement) with a five year senior secured $80.0 million revolving credit facility (Revolver) and a senior secured term loan facility (Term Loan Facility) of up to $50.0 million. Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries, except for domestic subsidiaries owned by foreign subsidiaries and certain immaterial subsidiaries, each of which has executed a guaranty. The Credit Agreement contains customary affirmative and negative covenants such as minimum ratios for consolidated leverage, consolidated interest coverage and consolidated senior secured leverage.
     The Credit Agreement is available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Loans are available under the Revolver subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and eligible rental equipment of the Company and its subsidiary guarantors. As of March 31, 2011, there was $29.0 million outstanding on the Term Loan, $11.3 million in letters of credit outstanding, and $25.0 million outstanding on the Revolver. As of March 31, 2011, the amount utilized represents approximately 45% of the capacity of the Revolver. The Term Loan began amortizing on September 30, 2009 at equal installments of $3.0 million per quarter. We expect to use the Revolver over the next twelve months to primarily fund construction of the two new rigs for work in Alaska.
     On April 1, 2011, we exercised the accordion feature under the Credit Agreement and entered into an amendment to the Credit Agreement that increased the aggregate commitment under the Credit Agreement to $180 million, and borrowed an additional $50 million in a Term Loan. Funding was provided by certain current Lenders and Barclays Bank PLC, which joined as a lender under the Credit Agreement. Use of proceeds includes repayment of the $25.0 million outstanding on the Revolver, purchases of additional rental tool inventory and for general corporate purposes. The additional Term Loan will amortize at $3.0 million per quarter beginning June 30, 2011. Upon the completion of the transaction, total borrowings under the Term Loan are $79.0 million and there are no borrowings under the Revolver. Total amortization on the Term Loans will be $6.0 million per quarter.

LIQUIDITY AND CAPITAL RESOURCES (continued)
Financing Activity, (continued)
We had total long-term debt, including current portion, of $471.3 million as of March 31, 2011, which consists of:
•	$300.0 million aggregate principal amount of 9.125% Notes, which are due April 1, 2018;

•	$54.0 million drawn against our Credit Agreement, including $29.0 million on our Term Loan Facility, $12.0 million of which is classified as short term, and $25.0 million under our Revolver, and

•	$125.0 million aggregate principal amount of 2.125% Notes, which are due July 15, 2012 less $7.7 million in unamortized debt discount
     As of March 31, 2011, we had approximately $85.3 million of liquidity which consisted of $41.6 million of cash and cash equivalents on hand and $43.7 million of availability under the Revolving Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES (continued)
Contractual Obligations
     The following table summarizes our future contractual cash obligations as of March 31, 2011:

		Less than	Years	Years	More than
	Total	1 Year	1 - 3	4 - 5	5 Years
		(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$479,000	$12,000	$167,000	$—	$300,000
Long-term debt — interest (1)	199,183	32,215	57,468	54,750	54,750
Operating leases (2)	30,527	7,371	7,642	5,871	9,643
Purchase commitments (3)	16,423	16,423	—	—	—

Total contractual obligations	$725,133	$68,009	$232,110	$60,621	$364,393

Commercial commitments:
Long-term debt — standby letters of credit (4)	11,300	11,300	—	—	—

Total commercial commitments	$11,300	$11,300	$—	$—	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.125% Notes, the 2.125% Notes, the Revolver, and the Term Loan. The remaining unamortized discount of $7.7 million on the 2.125% Notes is not included in the contractual cash obligations schedule. Subsequent to the end of the quarter, the Term Loan was expanded by $50.0 million to $79.0 million and $25.0 million of Revolver borrowings were repaid. These numbers are not reflected in the table above.

(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3)	Purchase commitments outstanding as of March 31, 2011, are primarily related to rig upgrade projects and new rig construction.

(4)	We have an $80.0 million revolving credit facility. As of March 31, 2011, we had drawn down $25.0 million under the revolver and $11.3 million of availability has been used to support letters of credit that have been issued, resulting in $43.7 million of availability. The revolving credit facility expires May 14, 2013.
Off-Balance Sheet Arrangements
     We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements or guarantees of third-party financial obligations. We have no energy or commodity contracts.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There has been no material change in market risks faced by us from those reported in our 2010 Annual Report on Form 10-K filed with the SEC on March 1, 2011. For more information on market risk, see Part II, Item 7A in our 2010 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We performed evaluations under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.
     Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For information regarding legal proceedings, see Note 7, “Contingencies,” in Item 1 of Part I of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

Issuer Purchases of Equity Securities
	Total Number	Average Price Paid
Period	of Shares Purchased	Per Share
January 1-31, 2011	—	$—
February 1-28, 2011	4,500	$5.35
March 1-31, 2011	348,127	$5.29
Total	352,627	$5.29

ITEM 6. EXHIBITS
(a) Exhibits: The following exhibits are filed or furnished as a part of this report:

Exhibit
Number	DESCRIPTION
10.1	— First Amendment to Credit Agreement, dated as of June 30, 2008, but effective as of May 15, 2008, among Parker Drilling Company, as Borrower, lender from time to time party to the Credit Agreement, Bank of America, N.A., as Administrative Agent and an L/C Issuer, Lehman Commercial Paper Inc., as Syndication Agent, and ABN AMRO Bank N.V., as Documentation Agent.

10.2	— Consent and Second Amendment to Credit Agreement dated as of January 15, 2010, among Parker Drilling Company, as Borrower, each lender from time to time party to the Credit Agreement, Bank of America, N.A., as Administrative Agent and an L/C Issuer, and ABN AMRO Bank N.V., as Documentation Agent.

10.3	— Third Amendment to Credit Agreement and Joinder dated as of April, 1, 2011, among Parker Drilling Company, as Borrower, each lender from time to time party to the Credit Agreement, and Bank of America, N.A., as Administrative Agent.

31.1	— David C. Mannon, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification

31.2	— W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d-14(a) Certification

32.1	— David C. Mannon, President and Chief Executive Officer, Section 1350 Certification

32.2	— W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Section 1350 Certification

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER DRILLING COMPANY
Date: May 5, 2011	By:	/s/ David C. Mannon
David C. Mannon
President and Chief Executive Officer

	By:	/s/ W. Kirk Brassfield
W. Kirk Brassfield
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	— First Amendment to Credit Agreement, dated as of June 30, 2008, but effective as of May 15, 2008, among Parker Drilling Company, as Borrower, lender from time to time party to the Credit Agreement, Bank of America, N.A., as Administrative Agent and an L/C Issuer, Lehman Commercial Paper Inc., as Syndication Agent, and ABN AMRO Bank N.V., as Documentation Agent.

10.2	— Consent and Second Amendment to Credit Agreement dated as of January 15, 2010, among Parker Drilling Company, as Borrower, each lender from time to time party to the Credit Agreement, Bank of America, N.A., as Administrative Agent and an L/C Issuer, and ABN AMRO Bank N.V., as Documentation Agent.

10.3	— Third Amendment to Credit Agreement and Joinder dated as of April, 1, 2011, among Parker Drilling Company, as Borrower, each lender from time to time party to the Credit Agreement, and Bank of America, N.A., as Administrative Agent.

31.1	— David C. Mannon, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification

31.2	— W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d-14(a) Certification

32.1	— David C. Mannon, President and Chief Executive Officer, Section 1350 Certification

32.2	— W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Section 1350 Certification