Form 10-Q
period 2011-06-30
PARKER DRILLING CO /DE/
filed 2011-08-05
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2011, there were 116,921,435 common shares outstanding.

Page
Part I. Financial Information	3
Item 1. Financial Statements	3
Consolidated Condensed Balance Sheets June 30, 2011 (Unaudited) and December 31, 2010	3
Consolidated Condensed Statements of Operations (Unaudited) Three and Six Months Ended June 30, 2011 and 2010	4
Consolidated Condensed Statements of Cash Flows (Unaudited) Six Months Ended June 30, 2011 and 2010	5
Notes to the Unaudited Consolidated Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures about Market Risk	38
Item 4. Controls and Procedures	38

Part II. Other Information	39
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 6. Exhibits	40
Signatures	41
Officer Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,495	$51,431
Accounts and notes receivable, net of allowance for bad debts of $3,226 and $7,020 at June 30, 2011 and December 31, 2010	183,209	168,876
Rig materials and supplies	25,216	25,527
Deferred costs	4,525	2,229
Deferred income taxes	7,263	9,278
Other tax assets	42,146	46,429
Assets held for sale	5,287	5,287
Other current assets	13,700	59,067

Total current assets	348,841	368,124

Property, plant and equipment less accumulated depreciation and amortization of $921,314 and $875,179 at June 30, 2011 and December 31, 2010	855,822	816,147
Deferred income taxes	52,384	61,016
Other noncurrent assets	27,189	29,268

Total assets	$1,284,236	$1,274,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$24,000	$12,000
Accounts payable and accrued liabilities	131,791	158,771
Accrued income taxes	3,911	4,492

Total current liabilities	159,702	175,263

Long-term debt	467,730	460,862
Other long-term liabilities	31,813	30,193
Long-term deferred tax liability	14,397	20,171
Contingencies (Note 9)	—	—
Stockholders’ equity:
Common stock	19,446	19,397
Capital in excess of par value	633,997	630,409
Accumulated deficit	(42,492)	(61,493)

Total controlling interest stockholders’ equity	610,951	588,313
Noncontrolling interest	(357)	(247)

Total equity	610,594	588,066

Total liabilities and stockholders’ equity	$1,284,236	$1,274,555

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
International Drilling	$42,671	$52,932	$84,755	$116,807
U.S. Drilling	26,060	15,336	41,980	30,423
Rental Tools	58,490	41,359	110,809	75,174
Project Management and Engineering Services	45,591	26,363	81,809	50,804
Construction Contract	—	20,535	9,638	40,922

Total revenues	172,812	156,525	328,991	314,130

Operating expenses:
International Drilling	33,915	39,423	68,603	86,596
U.S. Drilling	16,859	13,540	30,878	26,514
Rental Tools	17,719	14,268	35,856	26,894
Project Management and Engineering Services	37,559	21,701	67,625	41,262
Construction Contract	(1,515)	20,043	8,867	41,240
Depreciation and amortization	27,332	29,012	54,931	57,600

Total operating expenses	131,869	137,987	266,760	280,106

Total operating gross margin	40,943	18,538	62,231	34,024

General and administration expense	(8,094)	(6,937)	(14,982)	(16,969)
Gain on disposition of assets, net	366	1,712	1,370	2,384

Total operating income	33,215	13,313	48,619	19,439

Other income and (expense):
Interest expense	(5,755)	(7,386)	(11,616)	(14,118)
Interest income	133	78	179	152
Gain (Loss) on fair value of derivative contracts	(137)	—	(137)	—
Loss on extinguishment of debt	—	(3,989)	—	(7,209)
Other	123	115	134	257

Total other expense	(5,636)	(11,182)	(11,440)	(20,918)

Income (loss) before income taxes	27,579	2,131	37,179	(1,479)
Income tax expense (benefit):
Current	7,090	4,992	11,109	8,640
Deferred	6,374	(3,368)	7,194	(8,575)

Total income tax expense (benefit)	13,464	1,624	18,303	65

Net income (loss)	14,115	507	18,876	(1,544)
Less: Net (loss) attributable to noncontrolling interest	(58)	—	(125)	—

Net income (loss) attributable to controlling interest	$14,173	$507	$19,001	$(1,544)

Basic earnings (loss) per share:
Net income (loss)	$0.12	$0.00	$0.16	$(0.01)
Diluted earnings (loss) per share:
Net income (loss)	$0.12	$0.00	$0.16	$(0.01)
Weighted average shares outstanding:
Basic	116,144,818	114,298,319	115,634,881	113,909,798
Diluted	117,253,588	115,428,649	116,750,717	113,909,798
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$18,876	$(1,544)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	54,931	57,600
Loss on extinguishment of debt	—	7,209
Gain on disposition of assets	(1,370)	(2,384)
Deferred income tax expense	7,194	(8,575)
Expenses not requiring cash	8,355	6,392
Change in accounts receivable	(12,063)	24,908
Change in other assets	48,938	(11,407)
Change in liabilities	(28,962)	(18,006)

Net cash provided by operating activities	95,899	54,193

Cash flows from investing activities:
Capital expenditures	(99,377)	(128,973)
Proceeds from the sale of assets	2,353	2,798
Proceeds from insurance settlements	250	—

Net cash used in investing activities	(96,774)	(126,175)

Cash flows from financing activities:
Proceeds from issuance of debt	50,000	300,000
Repayment of senior notes	—	(225,000)
Repayments of term loan	(9,000)	(6,000)
Repayments of revolver	(25,000)	(42,000)
Payments of debt issuance costs	(504)	(7,896)
Payments of debt extinguishment costs	—	(7,466)
Proceeds from stock options exercised	183	26
Excess tax (cost) benefit from stock based compensation	1,260	1,285

Net cash provided by (used in) financing activities	16,939	12,949

Net decrease in cash and cash equivalents	16,064	(59,033)
Cash and cash equivalents, beginning of year	51,431	108,803

Cash and cash equivalents, end of period	$67,495	$49,770

Supplemental cash flow information:
Interest paid	$16,328	$13,673
Income taxes paid	$4,926	$12,198
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1. General
In the opinion of the management of Parker Drilling Company (Parker Drilling), the accompanying unaudited consolidated condensed financial statements reflect all adjustments of a normally recurring nature which are necessary for a fair presentation of (1) the financial position as of June 30, 2011 and December 31, 2010, (2) the results of operations for the three and six month periods ended June 30, 2011 and 2010, and (3) cash flows for the six month periods ended June 30, 2011 and 2010. Results for the six month periods ended June 30, 2011 are not necessarily indicative of the results that will be realized for the year ending December 31, 2011. The financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.
Nature of Operations — Parker Drilling together with its subsidiaries (the Company), is a worldwide provider of rental tools, drilling services, and project management services. Our rental tools subsidiary specializes in oil and gas drilling rental tools providing high-quality, reliable equipment, such as drill pipe, heavy-weight drill pipe, tubing, high-torque connections, blow out preventers and drill collars used for drilling, workover and production applications.
We provide contract drilling and drilling-related services. Our Gulf of Mexico barge drilling business operates barge rigs in the shallow waters in and along the inland waterways of Louisiana and Texas. Our barge rigs drill for natural gas, oil, and a combination of oil and natural gas. Our international drilling business provides extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas. At June 30, 2011, our marketable rig fleet consisted of 15 barge drilling rigs and 25 land rigs located in the United States, the Americas, the Commonwealth of Independent States/Africa-Middle East (CIS/AME) and the Asia Pacific region. In addition, as of June 30, 2011, we had sales contracts pending for three rigs classified in our consolidated condensed balance sheet as assets held for sale. The sales are expected to be completed during 2011.
Our Project Management services include front–end engineering and design; engineering, procurement, construction, and installation; operations and maintenance; and other project management services, such as labor, maintenance, and logistics for operators who own their own drilling rigs.
Consolidation — The consolidated financial statements include the accounts of Parker Drilling and subsidiaries in which we exercise control or have a controlling financial interest, including entities, if any, in which the Company is allocated a majority of the entity’s losses or returns, regardless of ownership percentage. If a subsidiary of Parker Drilling has a 50 percent interest in an entity but Parker Drilling’s interest in the subsidiary or the entity does not meet the consolidation criteria described above, then that interest is accounted for under the equity method.
Non-Controlling Interest — We apply the accounting standards related to noncontrolling interests for ownership interests in our subsidiaries held by parties other than Parker Drilling. We report noncontrolling interest as equity on the consolidated balance sheet and report net income (loss) attributable to controlling interest and to noncontrolling interest separately on the statement of operations.
Reclassifications — Certain reclassifications have been made to prior period amounts to conform with the current period presentation. These reclassifications did not have a material effect on our consolidated statement of operations, consolidated balance sheet or statement of cash flows.
Use of Estimates — The preparation of financial statements in accordance with accounting policies generally accepted in the United States (U.S. GAAP) requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the date of the financial statements, and our revenue and expenses during the periods reported. Estimates are used when accounting for certain items such as legal or contractual liability accruals, mobilization and deferred mobilization, revenue and cost accounting for projects that follow the percentage of completion method, self-insured medical/dental plans, etc. Estimates are based on a number of variables which may include third party valuations, historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ from management estimates.
Concentrations of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables with a variety of national and international oil and gas companies. We generally do not require collateral on our trade receivables.
At June 30, 2011 and December 31, 2010, we had deposits in domestic banks in excess of federally insured limits of approximately $16.9 million and $25.9 million, respectively. In addition, we had deposits in foreign banks, which were not insured at June 30, 2011 and December 31, 2010, of $25.1 million and $31.1 million, respectively.
Our customer base consists of major, independent, national and international oil and gas companies and integrated service providers. We depend on a limited number of significant customers. Our largest customer, ExxonMobil, constituted 19.3 percent of our year-to-date revenues as of June 30, 2011.
Construction Contract — For the periods reported, our construction contract business included only the Liberty drilling rig construction project for BP. In November 2010, our customer, BP, informed us that it was suspending construction on the project to review the rig’s engineering and design, including its safety systems. The Liberty rig construction contract was a fixed fee and reimbursable contract accounted for on a percentage of completion basis. As of June 30, 2011 and 2010 we had recognized $334.2 million and $275.8 million in project-to-date revenues, respectively. We have recognized the entire $11.7 million fixed fee margin on the contract.
The Liberty rig construction contract expired on February 8, 2011 prior to completion of the rig. Before expiration of the construction contract, BP identified several areas of concern relating to design, construction and invoicing for which it asked us to provide explanations and documentation, and we have done so. Although we have provided BP with the requested information, we do not know when or how these issues will be resolved with our client. At this point, construction on the rig is incomplete, and it cannot be completed until BP determines to resume construction.
After expiration of the construction contract, the Company and BP continued activities to preserve and maintain the rig under the “pre-operations” phase of our Operations and Maintenance (O&M) contract, which was entered into in August 2009 and expired on June 30, 2011. A new consulting services agreement was reached between the Company and BP effective July 1, 2011. Under the consulting services agreement, the Company is assisting BP with technical support in a review of the rig’s design, the creation of a new statement of requirements for the rig, and the transition of documentation and materials to BP.
Fair value measurements— For purposes of recording fair value adjustments for certain financial and non-financial assets and liabilities, and determining fair value disclosures, we estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation technique requires inputs that we categorize using a three-level hierarchy, from highest to lowest level of observable inputs, as follows: (1) unadjusted quoted prices for identical assets or liabilities in active markets (“Level 1”), (2) direct or indirect observable inputs, including quoted prices or other market data, for similar assets or liabilities in active markets or identical assets or liabilities in less active markets (“Level 2”) and (3) unobservable inputs that require significant judgment for which there is little or no market data (“Level 3”). When multiple input levels are required for a valuation, we categorize the entire fair value measurement according to the lowest level of input that is significant to the measurement even though we may have also utilized significant inputs that are more readily observable.
Derivative Financial Instruments — We use derivative instruments to manage risks associated with interest rate fluctuations in connection with our Credit Agreement (see Note 6). These derivative instruments, which consist of variable-to-fixed interest rate swaps, are not designated as hedges. Accordingly, the change in the fair value of the interest rate swaps is recognized in earnings.
Property, Plant and Equipment — We account for depreciation of property, plant and equipment on the straight line method over the estimated useful lives of the assets after provision for salvage value. Depreciable lives for different categories of property, plant and equipment are as follows:

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
Interest from external borrowings is capitalized on major projects until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets. Capitalized interest costs reduce net interest expense in the consolidated statement of operations. During the three-months ended June 30, 2011 and June 30, 2010, we capitalized interest costs related to the construction of rigs of $4.7 million and $3.3 million, respectively.
Assets held for sale — We classify an asset as held for sale when the facts and circumstances meet the required criteria for such classification, including the following: (a) we have committed to a plan to sell the asset, (b) the asset is available for immediate sale, (c) we have initiated actions to complete the sale, including locating a buyer, (d) the sale is expected to be completed within one year, (e) the asset is being actively marketed at a price that is reasonable relative to its fair value, and (f) the plan to sell is unlikely to be subject to significant changes or termination. At June 30, 2011, we had net assets held for sale of $5.3 million included in current assets. For further information, see Note 3.

2. Earnings Per Share (EPS)

	Three Months Ended June 30, 2011
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$14,173,000	116,144,818	$0.12

Effect of dilutive securities:
Stock options and restricted stock		1,108,770	$—

Diluted EPS:
Net income	$14,173,000	117,253,588	$0.12

	Six Months Ended June 30, 2011
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$19,001,000	115,634,881	$0.16

Effect of dilutive securities:
Stock options and restricted stock		1,115,836	$—

Diluted EPS:
Net income	$19,001,000	116,750,717	$0.16

	Three Months Ended June 30, 2010
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss	$507,000	114,298,319	$0.00

Effect of dilutive securities:
Stock options and restricted stock		1,130,330	$—

Diluted EPS:
Net loss	$507,000	115,428,649	$0.00

	Six Months Ended June 30, 2010
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss	$(1,544,000)	113,909,798	$(0.01)

Effect of dilutive securities:
Stock options and restricted stock		—	$—

Diluted EPS:
Net loss	$(1,544,000)	113,909,798	$(0.01)

All options outstanding during the three months ended June 30, 2011 were included in the computation of diluted EPS as the options’ exercise prices were less than the average market price of the common shares. For the six months ended June 30, 2011, options to purchase 15,000 shares at an exercise price of $5.91 were excluded from the calculation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the six month period and therefore would have been anti-dilutive. For the three months ended June 30, 2010, all stock options outstanding were included in the computation of diluted EPS as the options’ exercise prices were less than the average market price of the common shares. For the six months ended June 30, 2010, all outstanding options were excluded from the calculation of diluted EPS as the company incurred a loss for the period and, therefore, inclusion of outstanding options in the calculation of diluted EPS would be anti-dilutive.
3. Assets Held for Sale
Assets held for sale of $5.3 million as of June 30, 2011 was comprised of the net book value of three land rigs and related inventory for which the sales are expected to be completed during 2011. The three rigs were part of our Asia Pacific rig fleet and have historically been included in the International Drilling segment. We expect the carrying amount of the assets, less costs to sell, will be fully recoverable through sale of the assets.
4. Accounting for Uncertainty in Income Taxes
The Company applies the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At June 30, 2011, we had a liability for unrecognized tax benefits of $16.2 million ($5.8 million of which, if recognized, would favorably impact our effective tax rate). As of June 30, 2010, we had a liability for unrecognized tax benefits of $14.9 million primarily related to foreign operations. In addition, the Company recognizes interest and penalties that could be applied to uncertain tax positions in income tax expense. As of June 30, 2011 and December 31, 2010, we had approximately $7.7 million and $7.0 million, respectively, of accrued interest and penalties that could be applied to uncertain tax positions.
5. Income Tax Benefit/Expense
Income tax expense was $13.5 million for the second quarter of 2011, as compared to income tax expense of $1.6 million for the second quarter of 2010. The increase in income tax expense in the second quarter of 2011 compared with the second quarter of 2010 was primarily the result of an increase in income before income taxes, differences in the mix of our domestic and international pre-tax earnings and losses, and the mix of international tax jurisdictions in which we operate.

6. Long Term Debt
The following table illustrates the Company’s debt portfolio:

	June 30,	December 31,
	2011	2010
	(Dollars in Thousands)
9.125% Senior Notes, due April 2018	$300,000	$300,000

2.125% Convertible Senior Notes, due July 2012	118,730	115,862

Term Note	73,000	32,000

Borrowings under the Company’s Revolving Credit Facility	—	25,000

Total debt	491,730	472,862
Less current portion	24,000	12,000

Total long-term debt	$467,730	$460,862

9.125% Senior Notes, due April 2018
On March 22, 2010, we issued $300.0 million aggregate principal amount of 9.125% Senior Notes due 2018 (9.125% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A. (Trustee). The 9.125% Notes were issued at par with interest payable on April 1 and October 1 of each year, beginning October 1, 2010. Net proceeds from the 9.125% Notes offering were primarily used to redeem the $225.0 million aggregate principal amount of our 9.625% Senior Notes due 2013 and to repay $42.0 million of borrowings under our Revolver.
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
At any time prior to April 1, 2013, we may redeem up to 35 percent of the aggregate principal amount of the 9.125% Notes at a redemption price of 109.125 percent of the principal amount, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings by us. On and after April 1, 2014, we may redeem all or a part of the 9.125% Notes upon appropriate notice, at a redemption price of 104.563 percent of the principal amount, and at redemption prices decreasing each year thereafter to par. If we experience certain changes in control, we must offer to repurchase the 9.125% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
On June 21, 2010, pursuant to the Registration Rights Agreement among the Company, the guarantors named therein, the initial purchasers of the 9.125% Notes and the Trustee entered into as of March 22, 2010 in connection with the closing of the 9.125% Notes offering, we filed an exchange offer registration statement with respect to an offer to exchange the 9.125% Notes for substantially identical notes that are registered under the Securities Act. The registration statement was deemed effective by the United States Securities and Exchange Commission (SEC) on September 1, 2010.
9.625% Senior Notes, due October 2013
As of December 31, 2009, we had outstanding $225.0 million in aggregate principal amount of 9.625% senior notes due 2013 (9.625% Notes). On March 8, 2010, we commenced a cash tender offer (Tender Offer) and consent solicitation for all of our outstanding 9.625% Notes, which expired on April 2, 2010. On March 22, 2010, we voluntarily called for redemption of all of our 9.625% Notes that were not tendered pursuant to the Tender Offer, at the redemption price of 103.208 percent of the principal amount of the 9.625% Notes, or $1,032.08 per $1,000 principal amount of the 9.625% Notes. On April 21, 2010, we redeemed in full the remaining $128.7 million principal amount of the 9.625% Notes. This redemption resulted in the Company recording debt extinguishment costs of $7.2 million during 2010.
2.125% Convertible Senior Notes, due July 2012
On July 5, 2007, we issued $125.0 million aggregate principal amount of 2.125% Convertible Senior Notes (2.125% Notes) due July 2012.
The significant terms of the 2.125% Notes are as follows:
•	2.125% Notes Conversion Feature — The initial conversion price for holders to convert their 2.125% Notes into shares is at a common stock share price equivalent of $13.85 (72.2217 shares of common stock) per $1,000 note value. Conversion rate adjustments occur for any issuances of stock, warrants, rights or options (except for stock purchase plans or dividend re-investments) or any other transfer of benefit to substantially all stockholders, or as a result of a tender or exchange offer. We may, under advice of our Board of Directors, increase the conversion rate at our sole discretion for a period of at least 20 days.

•	2.125% Notes Settlement Feature — Upon tender of the 2.125% Notes for conversion, we can either settle entirely in shares of common stock or a combination of cash and shares of common stock, solely at our option. Our intent is to satisfy our conversion obligation for our 2.125% Notes in cash, rather than in common stock, for at least the aggregate principal amount of the 2.125% Notes. This reduces the resulting potential earnings dilution to only include any possible conversion premium, which would be the difference between the average price of our shares and the conversion price per share of common stock.

•	Contingent Conversion Feature — Holders may only convert the 2.125% Notes when either sales price or trading price conditions are met, on or after the 2.125% Notes’ due date or upon certain accounting changes or certain corporate transactions (fundamental changes) involving stock distributions. Make-whole provisions are only included in the accounting and fundamental change conversions such that holders do not lose value as a result of the changes.

•	Settlement Feature — Upon conversion, we will pay either cash or provide shares of our common stock if any, based on a daily conversion rate multiplied by a volume weighted average price of our common stock during a specified period following the conversion date. Conversions can be settled in cash or shares, solely at our discretion.
As of June 30, 2011 and December 31, 2010, none of the conditions allowing holders of the 2.125% Notes to convert had been met.
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
We paid a premium of approximately $31.5 million for the call options, and received proceeds for a premium of approximately $20.3 million for the sale of the warrants. This reduced the net cost of the note hedge to $11.2 million. The expiration date of the note hedge is the earlier of the last day on which the 2.125% Notes remain outstanding or the maturity date of the 2.125% Notes.
The 2.125% Notes are classified as a liability in our consolidated financial statements. Because we have the choice of settling the call options and the warrants in cash or shares of our common stock and these contracts meet all of the applicable criteria for equity classification, the cost of the call options and proceeds from the sale of the warrants are classified in stockholders’ equity in the Consolidated Balance Sheets. In addition, because both of these contracts are classified in stockholders’ equity and are indexed solely to our common stock, they are not accounted for as derivatives.
Debt issuance costs related to the 2.125% Notes of approximately $3.6 million are being amortized over the five year term of the 2.125% Notes using the effective interest method. Proceeds from the transaction of $110.2 million were used to redeem our outstanding senior floating rate notes, to pay the net cost of hedge and warrant transactions, and for general corporate purposes.
Credit Agreement:
On May 15, 2008, we entered into a credit agreement (Credit Agreement) consisting of a senior secured $80.0 million revolving credit facility (Revolver) and senior secured term loan facility (Term Loan) of up to $50.0 million. The Credit Agreement provides that, subject to certain conditions, including the approval of the Administrative Agent and the lenders’ acceptance (or additional lenders being joined as new lenders), the amount of the Term Loan or Revolver could be increased by an additional $50.0 million, so long as after giving effect to such increase, the Aggregate Commitments shall not be in excess of $180.0 million. On April 1, 2011, the Company exercised the additional $50.0 million accordion feature and entered into an amendment to the Credit Agreement that increased the aggregate commitment under the Credit Agreement to $159.0 million, and borrowed an additional $50.0 million in a Term Loan. When the facility was increased, all other terms of the Credit Agreement remained the same, including covenants and Applicable Rates (as defined in the Credit Agreement).
Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries, each of which has executed guaranty agreements. The Credit Agreement contains customary affirmative and negative covenants with which we were in compliance as of June 30, 2011 and December 31, 2010. The Credit Agreement terminates on May 14, 2013.
Revolver:
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. The Applicable Rate varies from a rate per annum ranging from 2.75 percent to 3.25 percent for LIBOR rate loans and 1.75 percent to 2.25 percent for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the Credit Agreement). Revolving loans are available subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and rental equipment of the Company and its subsidiary guarantors. There were $0 and $25.0 million in revolving loans outstanding at June 30, 2011 and December 31, 2010, respectively. Letters of credit outstanding as of June 30, 2011 and December 31, 2010 totaled $6.3 million and $16.3 million, respectively.

Term Loan:
The Term Loan originated at $50.0 million and requires quarterly principal payments of $3.0 million. Interest on the Term Loan accrues at either a Base Rate plus 2.25 percent or LIBOR plus 3.25 percent. On April 1, 2011, the company expanded its Term Loan Facility by $50.0 million. Funding was provided by certain current lenders and Barclays Bank PLC, which joined as a lender under the Credit Agreement. We used the proceeds from the additional Term Loan to repay the $25.0 million outstanding on the Revolver, purchase additional rental tool inventory, and for general corporate purposes. The additional Term Loan amortizes $3.0 million per quarter beginning June 30, 2011. Upon the completion of the transaction, total borrowings under the Term Loan Facility were $79.0 million. Total amortization on the Term Loans will be $6.0 million per quarter. The outstanding balance on the Term Loan at June 30, 2011 and December 31, 2010 was $73.0 million and $32.0 million, respectively.
7. Derivative Financial Instruments
The Company entered into two variable-to-fixed interest rate swap agreements as a strategy to manage the floating rate risk on the Term Loan borrowings under the Credit Agreement. The two agreements fix the interest rate on a notioanl amount of $73.0 million at 3.878% for the period beginning June 27, 2011 and terminating May 14, 2013. The notional amount of the swap agreements will decrease correspondingly with amortization of the Term Loan. We will not apply hedge accounting to the agreements and, accordingly, the Company will report the mark-to-market change in the fair value of the interest rate swaps in earnings. For the quarter ended June 30, 2011, the Company recognized in earnings a $0.1 million loss on interest rate swaps.
8. Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents and accounts receivable, net of allowance for bad debts, approximates fair value because of the short maturities of those instruments.
The estimated fair value of the Company’s $300.0 million principal amount of the 9.125% Notes, based on quoted market prices, was $316.5 million at June 30, 2011. The estimated fair value, based upon quoted prices, of the Company’s $125.0 million principal amount of the 2.125% Notes, was $123.7 million on June 30, 2011.
The carrying amount of our interest rate swap agreements represents the estimated fair value, measured using Level 2. At June 30, 2011, the carrying amount of our interest rate swap agreements was $0.1 million, recorded in other long-term liabilities on our consolidated condensed balance sheets. We did not have any outstanding derivative instruments as of June 30, 2010.
9. Contingencies
Asbestos-Related Claims
We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At June 30, 2011, there were approximately 15 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the State of Mississippi.
The subsidiaries named in these asbestos-related lawsuits intend to defend themselves vigorously and, based on the information available to us at this time, we do not expect the outcome to have a material adverse effect on our financial condition, results of operations or cash flows. However, we are unable to predict the ultimate outcome of these lawsuits. No amounts were accrued at June 30, 2011.

Gulfco Site
In 2003, we received an information request under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) designating Parker Drilling Offshore Corporation, a subsidiary of Parker Drilling, as a potentially responsible party with respect to the Gulfco Marine Maintenance, Inc. Superfund Site in Freeport, Texas (EPA No. TX 055144539). The subsidiary responded to this request and in January 2008 received an administrative order to participate in an investigation of the site and a study of the remediation needs and alternatives. The EPA alleges that the subsidiary is a successor to a party who owned the Gulfco site during the time when chemical releases took place there. Two other parties have been performing investigation and study work since mid-2005 under an earlier version of the same order. To date, the EPA and the other two parties have spent approximately $5.3 million studying and conducting initial remediation of the site. It is anticipated that at least an additional $1.0 million will be required to complete the remediation. In December 2010, we entered into an agreement with the other two parties, pursuant to which we agreed to pay 20 percent of past and future costs to study and remediate the site. The EPA recently issued notice letters to several other parties who may also participate in funding the site remediation costs. As of June 30, 2011, the Company had made certain participating payments and had accrued $0.2 million for our portion of the estimated future cost of remediation.
Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation
As previously disclosed, we received requests from the United States Department of Justice (DOJ) in July 2007 and the United States Securities and Exchange Commission (SEC) in January 2008 relating to our utilization of the services of a customs agent. The DOJ and the SEC are conducting parallel investigations into possible violations of U.S. law by us, including the FCPA. In particular, the DOJ and the SEC are investigating certain of our operations relating to countries in which we currently operate or formerly operated, including Kazakhstan and Nigeria. We are fully cooperating with the DOJ and SEC investigations and are conducting an internal investigation into potential customs and other issues in Kazakhstan and Nigeria. The internal investigation has identified issues relating to potential non-compliance with applicable laws and regulations, including the FCPA with respect to operations in Kazakhstan and Nigeria. At this point, we are unable to predict the duration, scope or result of the DOJ or the SEC investigation or whether either agency will commence any legal action.
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

Demand Letter and Derivative Litigation
In April 2010, we received a demand letter from a law firm representing Ernest Maresca. The letter states that Mr. Maresca is one of our stockholders and that he believes that certain of our current and former officers and directors violated their fiduciary duties related to the issues described above under “Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation.” The letter requests that our Board of Directors take action against the individuals in question. In response to this letter, the Board formed a special committee to evaluate the issues raised by the letter and determine a course of action for the Company. On August 25, 2010, Mr. Maresca filed a derivative action in the United States District Court for the Southern District of Texas against our current directors, select officers, and the Company as a nominal defendant. The lawsuit, like the demand letter, alleged that the individual defendants breached their fiduciary duties to the Company related to the issues described above under “Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation.” The lawsuit sought damages in an unspecified amount, along with various other forms of relief and an award of attorney fees, other costs, and expenses to the plaintiff. The lawsuit was voluntarily dismissed by the plaintiff in December 2010.
On June 3, 2010, Mohamed Kassamali, a purported stockholder of the Company, filed a derivative action in the state court of Harris County, Texas against our current directors and the Company as a nominal defendant. The lawsuit alleges that the individual defendants breached their fiduciary duties to the Company related to the issues described above under “Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation.” On June 22, 2010, the Fuchs Family Trust, a purported stockholder of the Company, filed a substantially similar lawsuit in the state court of Harris County, Texas. On June 23, 2010, Kenneth Flacks, a purported stockholder of the Company, also filed a substantially similar lawsuit in the state court of Harris County, Texas. The lawsuits seek damages related to the alleged breaches of duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The damages sought include both compensatory and exemplary damages in an unspecified amount, along with various other forms of relief and an award of attorney fees, other costs, and expenses to the plaintiffs. All defendants have retained counsel, and on October 15, 2010, the three cases pending in the state court of Harris County, Texas were consolidated under the Kassamali case number and restyled as In re Parker Drilling Derivative Litigation. The case was briefly stayed and then the plaintiffs filed a consolidated amended petition on April 7, 2011. The parties are currently briefing issues related to whether the case may proceed as pleaded.
On August 31, 2010, Douglas Freuler, a purported stockholder of the Company, filed a derivative action in the United States District Court for the Southern District of Texas against our current directors, select officers, and the Company as a nominal defendant. The lawsuit was substantially similar to those filed in the state court of Harris County, Texas, and alleges breach of fiduciary duties to the Company related to the issues described above under “Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation,” as well as abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The damages sought included both compensatory and exemplary damages in an unspecified amount, along with various other forms of relief and an award of attorney fees, other costs, and expenses to the plaintiffs. The Company filed a motion to dismiss the lawsuit, and the motion was granted without prejudice on June 30, 2011. The plaintiff filed an amended complaint on July 20, 2011.
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
Kazakhstan Ministry of Finance Tax Audit
On August 14, 2009, the Kazakhstan Branch (PKD Kazakhstan) of Parker Drilling’s subsidiary, Parker Drilling Company International Limited (PDCIL), received an Act of Tax Audit from the Ministry of Finance of Kazakhstan (MinFin) for the period January 1, 2005 through December 31, 2007. PKD Kazakhstan was assessed additional taxes in the amount of KZT 1.45 billion (approximately USD $9.7 million) and associated interest in the amount of KZT 700 million (approximately USD $4.7 million). The amounts assessed relate to corporate income taxes and interest in connection with the disallowance of the head office’s management and administrative expenses, loan interest and state duties, as well as Value Added Taxes (VAT) and interest in connection with VAT offset on debts classified as doubtful by MinFin, and for property taxes and interest in connection with Barge Rig 257 as a result of MinFin applying a lower rate of depreciation.
On September 25, 2009, PKD Kazakhstan appealed the Act of Tax Audit with MinFin on the basis that PKD Kazakhstan was exercising its rights provided by the Convention between the Governments of the Republic of Kazakhstan and the United States of America on the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income and Capital, as well as improper application of Kazakhstan Tax Code provisions.
On January 13, 2010, PKD Kazakhstan received a response from MinFin to the appeal filed September 25, 2009. MinFin agreed with PKD Kazakhstan to remove the assessment related to property taxes and interest in connection with Barge Rig 257 which reduced the overall assessment by KZT 741 million (approximately USD $5.0 million). The residual assessment of KZT 959 million (approximately USD $6.5 million) of taxes and KZT 450 million (approximately USD $3 million) of associated interest remains outstanding.
On March 1, 2010, PKD Kazakhstan filed a claim against the Tax Department, in the Special Inter-district Economic Court of Atyrau Oblast, seeking to invalidate the revised Tax Notification. On May 5, 2010, the court elected not to issue a ruling on the merits of the case on the basis of an alleged lack of standing. PKD Kazakhstan adjusted and re-filed its claim in June 2010.
On August 17, 2010, the Special Inter-district Economic Court of Atyrau Oblast rendered a decision rejecting PKD Kazakhstan’s re-filed claim. PKD Kazakhstan filed on September 17, 2010 an appeal to the Atyrau Oblast Court. That appeal was heard by a single judge on October 27, 2010, at the conclusion of which the court announced its decision to let the lower court decision stand without amendment or cancellation.
On November 18, 2010, PKD Kazakhstan filed an appeal to a three-judge panel of the Atyrau Oblast Court. On December 9, 2010, the court announced its decision to uphold the lower court decision and allow the revised Tax Notification to stand. As a result of the decision on December 9, 2010, PKD Kazakhstan had an obligation to pay the residual assessment. The amount due related to the tax assessment and applicable interest was approximately $11.3 million, plus an administrative penalty of approximately $3.2 million arising from the same alleged underpayment of taxes. PKD Kazakhstan paid these amounts in full prior to December 31, 2010 to avoid enforcement actions and additional interest while we pursue further challenges.
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
10. Recent Accounting Pronouncements
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
11. Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements
Set forth on the following pages are the consolidating condensed financial statements of Parker Drilling. The Company’s 9.125% Notes are guaranteed by substantially all of the restricted subsidiaries of Parker Drilling. There are currently no restrictions on the ability of the restricted subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries. Separate financial statements for each guarantor company are not provided as the company complies with the exception to Rule 3-10(a)(1) of Regulation S-X, set forth in sub-paragraph (f) of such rule. All guarantor subsidiaries are owned 100 percent by the parent company, all guarantees are full and unconditional and all guarantees are joint and several.
We are providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	June 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$30,839	$7,921	$28,735	$—	$67,495
Accounts and notes receivable, net	(256,872)	98,051	274,764	67,266	183,209
Rig materials and supplies	—	(1,606)	26,822	—	25,216
Deferred costs	—	—	4,525	—	4,525
Deferred income taxes	(35)	4,666	2,650	(18)	7,263
Other tax assets	42,665	(9,311)	8,792	—	42,146
Assets held for sale	—	—	5,287	—	5,287
Other current assets	789	7,550	9,824	(4,463)	13,700

Total current assets	(182,614)	107,271	361,399	62,785	348,841

Property, plant and equipment, net	79	595,561	260,182	—	855,822

Investment in subsidiaries and intercompany advances	1,370,963	(250,540)	1,337,387	(2,457,810)	—

Other noncurrent assets	46,050	11,724	21,874	(75)	79,573

Total assets	$1,234,478	$464,016	$1,980,841	$(2,395,100)	$1,284,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$24,000	$—	$—	$—	$24,000
Accounts payable and accrued liabilities	57,897	78,706	192,744	(197,556)	131,791
Accrued income taxes	23	(31)	3,919	—	3,911

Total current liabilities	81,920	78,675	196,663	(197,556)	159,702

Long-term debt	467,730	—	—	—	467,730
Other long-term liabilities	7,999	7,711	16,103	—	31,813
Long-term deferred tax liability	3,295	21,638	(10,330)	(206)	14,397
Intercompany payables	62,583	43,657	111,659	(217,899)	—
Contingencies	—	—	—	—	—

Stockholders’ equity:
Common stock	19,446	18,049	43,003	(61,052)	19,446
Capital in excess of par value	633,997	733,122	1,436,369	(2,169,491)	633,997
Retained earnings (accumulated deficit)	(42,492)	(438,836)	187,731	251,105	(42,492)

Total controlling interest stockholders’ equity	610,951	312,335	1,667,103	(1,979,438)	610,951

Noncontrolling interest	—	—	(357)	—	(357)

Total Equity	610,951	312,335	1,666,746	(1,979,438)	610,594

Total liabilities and stockholders’ equity	$1,234,478	$464,016	$1,980,841	$(2,395,099)	$1,284,236

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	December 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$13,835	$2,317	$35,279	$—	$51,431
Accounts and notes receivable, net	1,179	99,734	215,650	(147,687)	168,876
Rig materials and supplies	—	(1,655)	27,182	—	25,527
Deferred costs	—	—	2,229	—	2,229
Deferred income taxes	8,981	297	—	—	9,278
Other tax assets	97,896	(62,678)	11,211	—	46,429
Assets held for sale	—	—	5,287	—	5,287
Other current assets	557	41,564	30,129	(13,183)	59,067

Total current assets	122,448	79,579	326,967	(160,870)	368,124

Property, plant and equipment, net	79	538,005	278,063	—	816,147

Investment in subsidiaries and intercompany advances	996,018	499,987	1,310,792	(2,806,797)	—

Other noncurrent assets	72,202	14,542	6,653	(3,113)	90,284

Total assets	$1,190,747	$1,132,113	$1,922,475	$(2,970,780)	$1,274,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,000	$—	$—	$—	$12,000
Accounts payable and accrued liabilities	55,257	338,626	160,316	(395,428)	158,771
Accrued income taxes	609	93	3,790	—	4,492

Total current liabilities	67,866	338,719	164,106	(395,428)	175,263

Long-term debt	460,862	—	—	—	460,862
Other long-term liabilities	7,762	7,610	12,131	2,690	30,193
Long-term deferred tax liability	3,361	21,958	(5,148)	—	20,171
Intercompany payables	62,583	473,144	103,667	(639,394)	—
Contingencies	—	—	—	—	—

Stockholders’ equity:
Common stock	19,397	18,050	43,003	(61,053)	19,397
Capital in excess of par value	630,409	733,120	1,436,338	(2,169,458)	630,409
Retained earnings (accumulated deficit)	(61,493)	(460,488)	168,625	291,863	(61,493)

Total controlling interest stockholders’ equity	588,313	290,682	1,647,966	(1,938,648)	588,313

Noncontrolling interest	—	—	(247)	—	(247)

Total Equity	588,313	290,682	1,647,719	(1,938,648)	588,066

Total liabilities and stockholders’ equity	$1,190,747	$1,132,113	$1,922,475	$(2,970,780)	$1,274,555

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended June 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$95,435	$100,323	$(22,946)	$172,812
Operating expenses	$—	$41,078	$86,405	$(22,946)	104,537
Depreciation and amortization	$—	$15,387	$11,945	$—	27,332

Total operating gross margin	—	38,970	1,973	—	40,943

General and administration expense (1)	$(83)	$(7,944)	$(67)	$—	(8,094)
Provision for reduction in carrying value of certain assets	$—	$—	$—	$—	—
Gain on disposition of assets, net	$—	$94	$272	$—	366

Total operating income (loss)	(83)	31,120	2,178	—	33,215

Other income and (expense):
Interest expense	$(6,746)	$(8,909)	$(2,159)	$12,059	(5,755)
Interest income	$8,971	$190	$3,031	$(12,059)	133
Gain (Loss) on fair value of derivative contracts	$(137)	$—	$—	$—	(137)
Other	$—	$120	$3	$—	123
Equity in net earnings of subsidiaries	$36,794	$—	$—	$(36,794)	—

Total other income and (expense)	38,882	(8,599)	875	(36,794)	(5,636)

Income (benefit) before income taxes	38,799	22,521	3,053	(36,794)	27,579

Income tax expense (benefit):
Current	$(7,817)	$9,546	$5,361	$—	7,090
Deferred	$32,442	$(1,866)	$(24,202)	$—	6,374

Total income tax expense (benefit)	24,625	7,680	(18,841)	—	13,464

Net income (loss)	$14,174	$14,841	$21,894	$(36,794)	$14,115

Less: Net (loss) attributable to noncontrolling interest	—	—	(58)	—	(58)

Net (loss) attributable to controlling interest	$14,174	$14,841	$21,952	$(36,794)	$14,173

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended June 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$88,029	$92,906	$(24,410)	$156,525
Operating expenses	—	57,504	75,881	(24,410)	108,975
Depreciation and amortization	—	15,912	13,100	—	29,012

Total operating gross margin	—	14,613	3,925	—	18,538

General and administration expense (1)	(86)	(6,778)	(73)	—	(6,937)
Gain on disposition of assets, net	—	1,009	703	—	1,712

Total operating income (loss)	(86)	8,844	4,555	—	13,313

Other income and (expense):
Interest expense	(8,475)	(8,909)	(3,642)	13,640	(7,386)
Interest income	10,523	167	13,029	(23,641)	78
Loss on extinguishment of debt	(3,989)	—	—	—	(3,989)
Other	1	91	23	—	115
Equity in net earnings of subsidiaries	432	—	—	(432)	—

Total other income and (expense)	(1,508)	(8,651)	9,410	(10,433)	(11,182)

Income (benefit) before income taxes	(1,594)	193	13,965	(10,433)	2,131

Income tax expense (benefit):
Current	193	(375)	5,174	—	4,992
Deferred	(2,294)	(14)	(1,060)	—	(3,368)

Total income tax expense (benefit)	(2,101)	(389)	4,114	—	1,624

Net income (loss)	507	582	9,851	(10,433)	507

Less: Net income attributable to noncontrolling interest	—	—	—	—	—

Net income (loss) attributable to controlling interest	$507	$582	$9,851	$(10,433)	$507

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six months ended June 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$182,840	$208,414	$(62,263)	$328,991
Operating expenses	—	91,398	182,694	(62,263)	211,829
Depreciation and amortization	—	30,597	24,334	—	54,931

Total operating gross margin	—	60,845	1,386	—	62,231

General and administration expense (1)	(128)	(14,725)	(129)	—	(14,982)
Gain on disposition of assets, net	—	904	466	—	1,370

Total operating income (loss)	(128)	47,024	1,723	—	48,619

Other income and (expense):
Interest expense	(13,598)	(17,819)	(3,887)	23,688	(11,616)
Interest income	17,941	380	5,546	(23,688)	179
Gain (Loss) on fair value of derivative contracts	(137)	—	—	—	(137)
Other	—	120	14	—	134
Equity in net earnings of subsidiaries	40,759	—	—	(40,759)	—

Total other income and (expense)	44,965	(17,319)	1,673	(40,759)	(11,440)

Income (benefit) before income taxes	44,837	29,705	3,396	(40,759)	37,179

Income tax expense (benefit):
Current	(7,882)	9,768	9,223	—	11,109
Deferred	33,718	(1,715)	(24,809)	—	7,194

Total income tax expense (benefit)	25,836	8,053	(15,586)	—	18,303

Net income (loss)	19,001	21,652	18,982	(40,759)	18,876

Less: Net (loss) attributable to noncontrolling interest	—	—	(125)	—	(125)

Net (loss) attributable to controlling interest	$19,001	$21,652	$19,107	$(40,759)	$19,001

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six months ended June 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$166,385	$196,884	$(49,139)	$314,130
Operating expenses	—	111,627	160,018	(49,139)	222,506
Depreciation and amortization	—	31,763	25,837	—	57,600

Total operating gross margin	—	22,995	11,029	—	34,024

General and administration expense (1)	(131)	(16,666)	(172)	—	(16,969)
Gain on disposition of assets, net	—	1,578	806	—	2,384

Total operating income (loss)	(131)	7,907	11,663	—	19,439

Other income and (expense):
Interest expense	(16,264)	(17,819)	(8,251)	28,216	(14,118)
Interest income	21,015	398	16,956	(38,217)	152
Loss on extinguishment of debt	(7,209)	—	—	—	(7,209)
Other	1	68	188	—	257
Equity in net earnings of subsidiaries	(5,962)	—	—	5,962	—

Total other income and (expense)	(8,419)	(17,353)	8,893	(4,039)	(20,918)

Income (benefit) before income taxes	(8,550)	(9,446)	20,556	(4,039)	(1,479)

Income tax expense (benefit):
Current	438	(256)	8,458	—	8,640
Deferred	(7,444)	(24)	(1,107)	—	(8,575)

Total income tax expense (benefit)	(7,006)	(280)	7,351	—	65

Net income (loss)	(1,544)	(9,166)	13,205	(4,039)	(1,544)

Less: Net income attributable to noncontrolling interest	—	—	—	—	—

Net income (loss) attributable to controlling interest	$(1,544)	$(9,166)	$13,205	$(4,039)	$(1,544)

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$19,001	$21,652	$18,982	$(40,759)	$18,876
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	30,597	24,334	—	54,931
Gain on disposition of assets	—	(904)	(466)	—	(1,370)
Deferred income tax expense	33,718	(1,715)	(24,809)	—	7,194
Expenses not requiring cash	8,661	—	(306)	—	8,355
Equity in net earnings of subsidiaries	(40,759)	—	—	40,759	—
Change in accounts receivable	258,051	(211,818)	(58,296)	—	(12,677)
Change in other assets	67,376	(21,355)	2,917	—	48,938
Change in liabilities	(11,797)	(73,099)	55,934	—	(28,962)

Net cash provided by (used in) operating activities	334,251	(256,642)	18,290	—	95,899

Cash flows from investing activities:
Capital expenditures	—	(92,606)	(6,771)	—	(99,377)
Proceeds from the sale of assets	—	1,590	763	—	2,353
Proceeds from insurance settlements	—	250	—	—	250

Net cash provided by (used in) investing activities	—	(90,766)	(6,008)	—	(96,774)

Cash flows from financing activities:
Proceeds from issuance of debt	50,000	—	—	—	50,000
Repayments of term loan	(9,000)	—	—	—	(9,000)
Repayments of revolver	(25,000)	—	—	—	(25,000)
Payment of debt issuance costs	(504)	—	—	—	(504)
Proceeds from stock options exercised	183	—	—	—	183
Excess tax benefit from stock-based compensatio	1,260	—	—	—	1,260
Intercompany advances, net	(334,186)	353,012	(18,826)	—	—

Net cash provided by (used in) financing activities	(317,247)	353,012	(18,826)	—	16,939

Net change in cash and cash equivalents	17,004	5,604	(6,544)	—	16,064
Cash and cash equivalents at beginning of period	13,835	2,317	35,279	—	51,431

Cash and cash equivalents at end of period	$30,839	$7,921	$28,735	$—	$67,495

See accompanying notes to unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,544)	$(9,166)	$13,205	$(4,039)	$(1,544)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	31,763	25,837	—	57,600
Loss on extinguishment of debt	7,209	—	—	—	7,209
Gain on disposition of assets	—	(1,578)	(806)	—	(2,384)
Deferred income tax expense	(7,444)	(24)	(1,107)	—	(8,575)
Expenses not requiring cash	6,392	—	—	—	6,392
Equity in net earnings of subsidiaries	5,962	—	—	(5,962)	—
Change in accounts receivable	(6,619)	9,189	22,338	—	24,908
Change in other assets	(7,974)	8,646	(12,079)	—	(11,407)
Change in liabilities	8,385	(22,953)	(3,438)	—	(18,006)

Net cash provided by (used in) operating activities	4,367	15,877	43,950	(10,001)	54,193

Cash flows from investing activities:
Capital expenditures	—	(104,234)	(24,739)	—	(128,973)
Proceeds from the sale of assets	—	2,098	700	—	2,798
Intercompany dividend payment	—		(10,001)	10,001	—

Net cash provided by (used in) investing activities	—	(102,136)	(34,040)	10,001	(126,175)

Cash flows from financing activities:
Proceeds from issuance of debt	300,000	—	—	—	300,000
Repayment of term loan	(6,000)	—	—	—	(6,000)
Repayment of revolver	(42,000)	—	—	—	(42,000)
Paydown on Senior notes	(225,000)	—	—	—	(225,000)
Payment of debt issuance costs	(7,896)	—	—	—	(7,896)
Payment of debt extinguishment costs	(7,466)	—	—	—	(7,466)
Proceeds from stock options exercised	26	—	—	—	26
Excess tax benefit from stock-based compensation	1,285	—	—	—	1,285
Intercompany advances, net	(63,099)	87,302	(24,203)	—	—

Net cash provided by (used in) financing activities	(50,150)	87,302	(24,203)	—	12,949

Net change in cash and cash equivalents	(45,783)	1,043	(14,293)	—	(59,033)
Cash and cash equivalents at beginning of period	58,189	1,768	48,846	—	108,803

Cash and cash equivalents at end of period	$12,406	$2,811	$34,533	$—	$49,770

See accompanying notes to unaudited consolidated condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (Exchange Act). All statements contained in this Form 10-Q, other than statements of historical facts, are forward-looking statements for purposes of these provisions, including any statements regarding:
•	stability of prices and demand for oil and natural gas;

•	levels of oil and natural gas exploration and production activities;

•	demand for contract drilling and drilling-related services and demand for rental tools;

•	our future operating results and profitability;

•	our future rig utilization, dayrates and rental tools activity;

•	entering into new, or extending existing, drilling contracts and our expectations concerning when our rigs will commence operations under such contracts;

•	growth through acquisitions of companies or assets;

•	organic growth of our operations;

•	construction or upgrades of rigs and expectations regarding when these rigs will commence operations;

•	capital expenditures for acquisition of rigs, construction of new rigs or major upgrades to existing rigs;

•	scheduled delivery of drilling rigs for operation in Alaska under the terms of our agreement with BP Exploration (Alaska) Inc.;

•	entering into joint venture agreements;

•	our future liquidity;

•	availability and sources of funds to reduce our debt and expectations of when debt will be reduced;

•	the outcome of pending or future legal proceedings, investigations, tax assessments and other claims;

•	the availability of insurance coverage for pending or future claims;

•	the enforceability of contractual indemnification in relation to pending or future claims; and

•	compliance with covenants under our debt agreements.
     In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although our management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as any other cautionary language included in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:
•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business;

•	our inability to access the credit markets;

•	U.S. credit market volatility resulting from the U.S. national debt and potential downgrade of the U.S. credit rating;

•	the U.S. economy and the demand for natural gas;

•	worldwide demand for oil;

•	fluctuations in the market prices of oil and natural gas;

•	imposition of unanticipated trade restrictions;

•	unanticipated operating hazards and uninsured risks;

•	political instability, terrorism or war;

•	governmental regulations, including changes in accounting rules or tax laws that may impact our ability to remit funds to the U.S., that adversely affect the cost of doing business;

•	changes in the tax laws that would allow double taxation on foreign sourced income;

•	the outcome of our investigation and the parallel investigations by the SEC and the Department of Justice into possible violations of U.S. law, including the Foreign Corrupt Practices Act;

•	adverse environmental events;

•	adverse weather conditions;

•	global health concerns;

•	changes in the concentration of customer and supplier relationships;

•	ability of our customers and suppliers to obtain financing for their operations;

•	unexpected cost increases for new construction and upgrade and refurbishment projects;

•	delays in obtaining components for capital projects and in ongoing operational maintenance and equipment certifications;

•	shortages of skilled labor;

•	unanticipated cancellation of contracts by customers or operators;

•	breakdown of equipment;

•	other operational problems including delays in start-up of operations;

•	changes in competition;

•	the effect of litigation and contingencies; and

•	other similar factors, some of which are discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and in our other reports and filings with the SEC.
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
OVERVIEW AND OUTLOOK
Overview
     Our second quarter performance was led by the continued strong growth of our Rental Tools segment, accompanied by benefits from a substantial improvement in our Gulf of Mexico barge drilling business, and an expanded portfolio of projects in the Project Management and Engineering Services segment. In addition, we achieved stability in our International Drilling business.
Highlights of the quarter:
•	The Rental Tools segment continued to grow revenues and expand its gross margin. We took delivery of approximately $14 million of additional rental tools inventory to support the demand growth in this business.

•	The U.S. barge drilling business strengthened further. The average dayrate increased approximately 37 percent from the 2010 second quarter level and average utilization rose to 81 percent from 65 percent. As a result, segment gross margin increased substantially from the 2010 second quarter.

•	Our International Drilling segment maintained its average utilization. During the 2011 second quarter we renewed several expiring contracts and redeployed other rigs to new work assignments.

•	Recent additions to the project portfolio of our Project Management and Engineering Services segment resulted in increased revenues and earnings.

Outlook
Looking ahead, we believe that the following trends favor an improving outlook for our business:
•	Growth in the U.S. land drilling market, including increases in the active rig count and greater use of lateral drilling, could provide continued momentum for our rental tools business. We intend to continue investing in this business to support its growth potential.

•	Current market prices for oil and a growing interest in drilling deeper natural gas and oil prospects in the shallow waters of the Gulf of Mexico could provide support for continued strengthening of our barge drilling business.

•	Our international rig activity appears to have stabilized. Growth in international spending by E&P companies provides good reason to expect fundamental improvement in this business. Rig tender activity in regions where we have rigs available has been improving but contract awards have been slow to develop.

•	Recent additions to the portfolio of our Project Management and Engineering Services segment — including the Yastreb rig move and the Coral Sea land rig refurbishment — demonstrate the breadth of opportunities that are available to us. Other projects under development could lead to further growth opportunities for this business.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010
     We recorded net income of $14.1 million for the three months ended June 30, 2011, as compared to net income of $0.5 million for the three months ended June 30, 2010. Operating gross margin increased 120.9% to $40.9 million for the three months ended June 30, 2011 as compared to $18.5 million for the three months ended June 30, 2010.
     The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended June 30,
	2011			2010
	(Dollars in Thousands)
Revenues:
International Drilling	$42,671	25%	$52,932	34%
U.S. Drilling	26,060	15%	15,336	10%
Rental Tools	58,490	34%	41,359	26%
Project Management and Engineering Services	45,591	26%	26,363	17%
Construction Contract	—	0%	20,535	13%

Total revenues	$172,812	100%	$156,525	100%

Operating gross margin:
International Drilling gross margin excluding depreciation and amortization	$8,756	21%	$13,509	26%
U.S. Drilling gross margin excluding depreciation and amortization	9,201	35%	1,796	12%
Rental Tools gross margin excluding depreciation and amortization	40,771	70%	27,091	66%
Project Management and Engineering Services gross margin	8,032	18%	4,662	18%
Construction Contract gross margin	1,515	n/a	492	2%
Depreciation and amortization	(27,332)		(29,012)

Total operating gross margin	40,943		18,538
General and administration expense	(8,094)		(6,937)
Gain on disposition of assets, net	366		1,712

Total operating income	$33,215		$13,313

     Segment operating gross margins, excluding depreciation and amortization, are computed as revenues less direct operating expenses, and less depreciation and amortization expense, where applicable; segment operating gross margin percentages are computed as operating gross margin as a percent of revenues. The operating gross margin amounts and operating gross margin percentages should not be used as a substitute for those amounts reported under U.S. GAAP. However, we monitor our business segments based on several criteria, including operating gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

				Project
				Management
	International			and Engineering	Construction
Three Months Ended	Drilling	U.S. Drilling	Rental Tools	Services (2)	Contract (2)
June 30, 2011			(Dollars in Thousands)
Operating gross margin (1)	$(3,553)	$4,529	$30,421	$8,032	$1,515
Depreciation and amortization	12,309	4,672	10,350	—	—

Operating gross margin, excluding depreciation and amortization	$8,756	$9,201	$40,771	$8,032	$1,515

June 30, 2010
Operating gross margin (1)	$(305)	$(4,171)	$17,860	$4,662	$492
Depreciation and amortization	13,814	5,967	9,231	—	—

Operating gross margin, excluding depreciation and amortization	$13,509	$1,796	$27,091	$4,662	$492

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

(2)	The project management and engineering services segment and the construction contract segment do not incur depreciation and amortization.
International Drilling Segment
     International Drilling segment revenues decreased $10.3 million, or 19.4%, to $42.7 million during the second quarter of 2011 when compared to the second quarter of 2010 primarily due to lower overall utilization, partially offset by the impact of higher average dayrates.
     Revenues in our Asia Pacific region increased by $1.9 million to $7.1 million due primarily to the commencement of a drilling contract during the fourth quarter of 2010 in Papua New Guinea, partially offset by decreased revenues in New Zealand resulting from a decrease in rig utilization. Revenues in our Americas region decreased by $5.2 million to $19.8 million mainly due to lower rig utilization in Mexico, partially offset by increased utilization and dayrates in Colombia. Revenues in our CIS/AME region decreased by $7.0 million to $15.7 million, primarily due to lower overall fleet utilization, partially offset by higher average dayrates on our Caspian Sea barge rig as it is prepared for an upcoming drilling assignment.
     International Drilling operating gross margin, excluding depreciation and amortization, decreased $4.8 million to $8.8 million during the second quarter of 2011, when compared to the second quarter of 2010. The decline in operating gross margin for the second quarter of 2011 was primarily due to lower revenues resulting from lower utilization. Operating gross margins for the second quarter of 2011 also included a $2.3 million non-cash charge to write-off certain VAT assets in our CIS/AME region and $0.7 million expense related to the estimated salvage cost of an abandoned barge rig in Nigeria. We have no ongoing operations in Nigeria.The decrease in operating margins was partially offset by increased operating gross margins in Papua New Guinea and Colombia and lower labor costs for our Caspian Sea barge rig as compared to the second quarter 2010.

U.S. Drilling Segment
     U.S. Drilling segment revenues increased $10.7 million, or 69.9%, to $26.1 million for the second quarter of 2011 as compared with the second quarter of 2010. The increase in revenues was primarily due to overall increased utilization and a higher average dayrate for the barge rig fleet.
     The U.S. Drilling segment’s operating gross margin, excluding depreciation and amortization, increased $7.4 million to $9.2 million for the second quarter of 2011 as compared with the second quarter of 2010. The four-fold increase in operating gross margin is due to an increase in both utilization and average dayrate.
Rental Tools Segment
     Rental Tools segment revenues increased $17.1 million, or 41.4%, to $58.5 million during the second quarter of 2011 as compared to the second quarter of 2010. The increase is primarily due to the increased demand for rental tools and higher utilization. The expanded use of lateral drilling and longer well-bores to exploit both shale deposits and conventional oil and gas reservoirs continues to contribute to greater market demand for our rental tools.
     Rental Tools segment operating gross margin, excluding depreciation and amortization, increased by $13.7 million in the current quarter as compared to the second quarter of 2010, primarily due to higher revenues and cost management.
Project Management and Engineering Services Segment
     Project Management and Engineering Services segment revenues increased $19.2 million, or 72.9%, to $45.6 million during the second quarter of 2011 as compared to the second quarter of 2010. This increase was primarily due to the commencement during the first quarter of 2011 of the Yastreb drilling rig relocation project. The ENL-owned, Parker-operated, Yastreb rig is being moved approximately 100 kilometers south on Sakhalin Island returning to its original drilling location and includes a large amount of reimbursable costs. Also contributing to the increase in segment revenues was the Coral Sea shipyard refurbishment project.
     Operating gross margin for this segment increased by $3.4 million for the second quarter of 2011 compared with the second quarter of 2010, primarily due to the Yastreb drilling rig move and the Coral Sea refurbishment program. The Project Management and Engineering Services segment does not incur depreciation and amortization.
Construction Contract Segment
     This segment includes only the Liberty extended-reach drilling rig constructed for BP for use in the Alaskan Beaufort Sea. In November 2010, BP informed us that it was suspending construction on the Liberty rig to review its engineering and design, including its safety systems.
     The Liberty rig construction contract was a fixed fee and reimbursable contract accounted for on a percentage of completion basis. As of June 30, 2011 and 2010 we had recognized $334.2 million and $275.8 million in project-to-date revenues, respectively. We have recognized the entire $11.7 million fixed fee margin on the contract.
     The Liberty rig construction contract expired on February 8, 2011 prior to completion of the rig. Before expiration of the construction contract, BP identified several areas of concern relating to design, construction and invoicing for which it asked us to provide explanations and documentation, and we have done so. Although we have provided BP with the requested information, we do not know when or how these issues will be resolved with our client.
     After expiration of the construction contract, the Company and BP continued activities to preserve and maintain the rig under the “pre-operations” phase of our O&M contract, which was entered into in August 2009 and expired on June 30, 2011. A new consulting services agreement was reached between the Company and BP effective July 1, 2011. Under the consulting services agreement, the Company is assisting BP in a review of the rig’s design, the creation of a new statement of requirements for the rig, and the transition of documentation and materials to BP.

     Operating gross margin for this segment increased during the current quarter based upon management’s evaluation and the adjustment of estimated liabilities to close out all remaining activities between the Company and BP related to the construction contract.
Other Financial Data
     Gain on asset dispositions for the second quarter of 2011 and 2010 was $0.4 million and $1.7 million, respectively, and was primarily a result of gains on various asset sales during each period.
     Interest expense decreased $1.6 million for the second quarter of 2011 as compared to the second quarter of 2010, due to a $1.4 million increase in capitalized interest on major projects and a $0.3 million decrease in debt-related interest expense, offset by a $0.1 million increase in debt amortization costs. Interest income was minimal in each quarter.
     General and administration expense increased $1.2 million for the second quarter of 2011 as compared to the second quarter of 2010 due primarily to an increase in legal fees and salaries and wages, partially offset by a decrease in professional fees and incentive based compensation expense.
     Income tax expense was $13.5 million for the second quarter of 2011, as compared to $1.6 million for the second quarter of 2010. The increase in current quarter tax expense is driven primarily by increased income (loss) before income taxes, differences in the mix of our domestic and international pre-tax earnings and losses, and the mix of international tax jurisdictions in which we operate.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010
     We recorded net income of $18.9 million for the six months ended June 30, 2011, as compared to net loss of $1.5 million for the six months ended June 30, 2010. Operating gross margin increased 82.9% to $62.2 million for the six months ended June 30, 2011 as compared to $34.0 million for the six months ended June 30, 2010.
     The following is an analysis of our operating results for the comparable quarters:

	Six Months Ended June 30,
	2011			2010
		(Dollars in Thousands)
Revenues:
International Drilling	$84,755	26%	$116,807	37%
U.S. Drilling	41,980	13%	30,423	10%
Rental Tools	110,809	33%	75,174	24%
Project Management and Engineering Services	81,809	25%	50,804	16%
Construction Contract	9,638	3%	40,922	13%

Total revenues	$328,991	100%	$314,130	100%

Operating gross margin:
International Drilling gross margin excluding depreciation and	$16,152	19%	$30,211	26%
amortization
U.S. Drilling gross margin excluding depreciation and amortization	11,102	26%	3,909	13%
Rental Tools gross margin excluding depreciation and amortization	74,953	68%	48,280	64%
Project Management and Engineering Services gross margin	14,184	17%	9,542	19%
Construction Contract gross margin	771	8%	(318)	-1%
Depreciation and amortization	(54,931)		(57,600)

Total operating gross margin	62,231		34,024

General and administration expense	(14,982)		(16,969)
Provision for reduction in carrying value of certain assets	—		—
Gain on disposition of assets, net	1,370		2,384

Total operating income	$48,619		$19,439

     Segment gross margins, excluding depreciation and amortization, are computed as revenues less direct operating expenses, and less depreciation and amortization expense, where applicable; segment operating gross margin percentages are computed as operating gross margin as a percent of revenues. The operating gross margin amounts and operating gross margin percentages should not be used as a substitute for those amounts reported under U.S. GAAP. However, we monitor our business segments based on several criteria, including operating gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

				Project
				Management
	International			and Engineering	Construction
Six Months Ended	Drilling	U.S. Drilling	Rental Tools	Services (2)	Contract (2)
June 30, 2011			(Dollars in Thousands)
Operating gross margin (1)	$(8,986)	$1,889	$54,373	$14,184	$771
Depreciation and amortization	25,138	9,213	20,580	—	—

Operating gross margin, excluding depreciation and amortization	$16,152	$11,102	$74,953	$14,184	$771

June 30, 2010
Operating gross margin (1)	$3,009	$(8,332)	$30,123	$9,542	$(318)
Depreciation and amortization	27,202	12,241	18,157	—	—

Operating gross margin, excluding depreciation and amortization	$30,211	$3,909	$48,280	$9,542	$(318)

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

(2)	The project management and engineering services segment and the construction contract segment do not incur depreciation and amortization.
International Drilling Segment
     International Drilling segment revenues decreased $32.1 million, or 27.4%, to $84.8 million during the six months ended June 30, 2011 when compared to the six months ended June 30, 2010, primarily due to lower overall utilization.
     Revenues in our Americas region decreased by $10.3 million to $41.4 million mainly due to overall lower rig utilization for the region, partially offset by higher dayrates in Colombia. Revenues in our CIS/AME region decreased by $23.6 million to $29.0 million primarily due to lower overall fleet utilization and lower average dayrates on our Caspian Sea barge rig (Rig 257). In our Asia Pacific region, revenues increased by $1.9 million to $14.4 million due primarily to higher dayrates on rigs working in the region despite a reduction in the region’s overall utilization.
     International Drilling operating gross margin, excluding depreciation and amortization, decreased $14.1 million to $16.2 million during the six months ended June 30, 2011, when compared to the six months ended June 30, 2010. The decline in operating gross margin for the six months ended June 30, 2011 was primarily due to lower revenues resulting from lower overall fleet utilization. Operating gross margins for the six months ended June 30, 2011 also included a $3.6 million non-cash charge to write-off certain VAT assets in our CIS/AME region and $1.9 million expense related to an equity tax imposed by the Colombian government. The newly enacted tax law requires companies operating in Colombia on January 1, 2011 to pay a tax based on a percentage of net equity and is payable in eight semi-annual installments. Additionally, during the six months ended June 30, 2011, we recorded $0.8 million expense related to the estimated salvage cost of a barge rig that was stranded in Nigeria in 2003 as a result of civil unrest and associated security issues. We have no ongoing operations in Nigeria.

U.S. Drilling Segment
     U.S. Drilling segment revenues increased $11.6 million, or 38.0%, to $42.0 million for the six months ended June 30, 2011 as compared with the six months ended June 30, 2010. The increase in revenues was primarily due to overall increased utilization and higher average dayrate for the barge rig fleet.
     U.S. Drilling segment operating gross margin, excluding depreciation and amortization, increased $7.2 million to $11.1 million for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010, primarily due to the increase in utilization and average dayrates mentioned above.
Rental Tools Segment
     Rental Tools segment revenues increased $35.6 million, or 47.4%, to $110.8 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase is primarily due to the increased demand for rental tools and higher utilization. The expanded use of lateral drilling and longer well-bores to exploit both shale deposits and conventional oil and gas reservoirs led to greater market demand for our rental tools.
     Rental Tools segment operating gross margin, excluding depreciation and amortization, increased by $26.7 million, or 55.2%, during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily due to higher revenues, and cost management.
Project Management and Engineering Services Segment
     Project Management and Engineering Services segment revenues increased $31.0 million, or 61.0%, to $81.8 million during the six months ended June 30, 2011as compared to the six months ended June 30, 2010. This increase was primarily due to the commencement during the first quarter of the 2011 of the Yastreb drilling rig relocation project. The ENL-owned, Parker-operated, Yastreb rig is being moved approximately 100 kilometers south on Sakhalin Island returning to its original drilling location and includes a large amount of reimbursable costs. Also contributing to the increase in segment revenues was the Coral Sea shipyard refurbishment project.
     Operating gross margin for this segment increased by $4.6 million for the six months ended June 30, 2011 compared with the six months ended June 30, 2010, primarily due to the Yastreb drilling rig move and the Coral Sea refurbishment program. The Project Management and Engineering Services segment does not incur depreciation and amortization.
Construction Contract Segment
     This segment includes only the Liberty extended-reach drilling rig constructed for BP for use in the Alaskan Beaufort Sea. In November 2010, BP informed us that it was suspending construction on the Liberty rig to review its engineering and design, including its safety systems.
     The Liberty rig construction contract was a fixed fee and reimbursable contract accounted for on a percentage of completion basis. As of June 30, 2011 and 2010 we had recognized $334.2 million and $275.8 million in project-to-date revenues, respectively. We have recognized the entire $11.7 million fixed fee margin on the contract.
     The Liberty rig construction contract expired on February 8, 2011 prior to completion of the rig. Before expiration of the construction contract, BP identified several areas of concern relating to design, construction and invoicing for which it asked us to provide explanations and documentation, and we have done so. Although we have provided BP with the requested information, we do not know when or how these issues will be resolved with our client.
     After expiration of the construction contract, the Company and BP continued activities to preserve and maintain the rig under the “pre-operations” phase of our O&M contract, which was entered into in August 2009 and expired on June 30, 2011. A new consulting services agreement was reached between the Company and BP effective July 1, 2011. Under the consulting services agreement, the

Company is assisting BP in a review of the rig’s design, the creation of a new statement of requirements for the rig, and the transition of documentation and materials to BP.
Other Financial Data
     Gain on asset dispositions for the six months ended June 30, 2011 and 2010 was $1.4 million and $2.4 million, respectively, and was primarily a result of gains on various asset sales during each period.
     Interest expense decreased $2.5 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, due to a $3.3 million increase in capitalized interest on major projects offset by a $0.6 million increase in debt-related interest expense and $0.2 million in debt amortization costs. Interest income was minimal in each quarter.
     General and administration expense decreased $2.0 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due primarily to a reduction in professional fees and incentive related compensation, offset by an increase in legal fees and corporate costs.
     Income tax expense was $18.3 million for the six months ended June 30, 2011, as compared to $0.1 million for the six months ended June 30, 2010. The increase in 2011 period tax expense is driven primarily by an increase income (loss) before income taxes, differences in the mix of our domestic and international pre-tax earnings and losses, as well as the mix of international tax jurisdictions in which we operate. Included in tax expense for the six months ended June 30, 2011 is a reserve of $0.7 million related to an uncertain tax position.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     As of June 30, 2011, we had cash and cash equivalents of $67.5 million, an increase of $16.1 million from December 31, 2010. The primary sources of cash for the six-month period ended June 30, 2011 as reflected on the consolidated condensed statements of cash flows was $95.9 million from operating activities and $16.9 million from financing activities, which included a $50.0 million draw on the accordion feature of our Credit Agreement in the form of a Term Loan, offset by the repayment of the $25.0 million outstanding balance on our Revolver and $9.0 million payments against our Term Loans. The primary use of cash was $99.4 million for capital expenditures. Major capital expenditures for the year-to-date period included $55.5 million on the construction of two new rigs for work in Alaska and $29.4 million for tubulars and other rental tools for Quail Tools.
     As of June 30, 2010, we had cash and cash equivalents of $49.8 million, which is a decrease of $59.0 million from December 31, 2009. The primary sources of cash for the six-month period ended June 30, 2010 as reflected on the consolidated condensed statements of cash flows was $54.2 million from operating activities and $12.9 million from financing activities. Financing activities included proceeds from the issuance of $300 million aggregate principal amount of 9.125% Notes, less $7.9 million of associated debt issuance costs, offset by the repayment of $225.0 million aggregate principal value of 9.625% Senior Notes and payment of $7.5 million of related debt extinguishment cost, $6.0 million quarterly payments on our term loan facility, and $42.0 million in repayment of borrowings under the revolving credit facility. The primary use of cash was $129.0 million for capital expenditures. Major capital expenditures for the first six months of 2010 included $75.1 million on the construction of two new rigs for work in Alaska and $25.8 million for tubulars and other rental tools for Quail Tools.

Financing Activity
     On April 1, 2011, we exercised the accordion feature under the Credit Agreement and entered into an amendment to the Credit Agreement that increased the aggregate current commitment under the Credit Agreement to $159.0 million, and borrowed an additional $50.0 million in a Term Loan. Funding was provided by certain current Lenders and Barclays Bank PLC, which joined as a lender under the Credit Agreement. Use of proceeds includes repayment of the $25.0 million outstanding on the Revolver, purchases of additional rental tool inventory and for general corporate purposes. The additional Term Loan amortizes at $3.0 million per quarter beginning June 30, 2011, raising the quarterly amortization to $6.0 million. Upon the completion of the transaction, total borrowings under the Term Loan were $79.0 million and there are no borrowings under the Revolver.
     On March 22, 2010, we issued $300.0 million aggregate principal amount 9.125% Notes. The 9.125% Notes were issued at par with interest payable on April 1 and October 1, beginning October 1, 2010. We used the proceeds from the 9.125% Notes offering to redeem $225.0 million aggregate principal amount of our 9.625% Notes, to repay $42.0 million of borrowings under our Revolver and for general corporate purposes.
     On March 8, 2010, we commenced the Tender Offer for all of our outstanding 9.625% Notes, which expired on April 2, 2010. On March 22, 2010, we voluntarily called for redemption of our 9.625% Notes that were not tendered pursuant to the Tender Offer, at the redemption price of 103.208% of the principal amount of the 9.625% Notes, or $1,032.08 per $1,000 principal amount of the 9.625% Notes. This redemption resulted in the Company recording debt extinguishment costs of $7.2 million during 2010.
     On May 15, 2008, we entered into the Credit Agreement with a five-year senior secured $80.0 million Revolver and a Term Loan of up to $50.0 million. Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries, except for domestic subsidiaries owned by foreign subsidiaries and certain immaterial subsidiaries, each of which has executed a guaranty. The Credit Agreement contains customary affirmative and negative covenants such as minimum ratios for consolidated leverage, consolidated interest coverage and consolidated senior secured leverage.
     Borrowings under the Credit Agreement are available for general corporate purposes and to fund reimbursement obligations under letters of credit the banks issue on our behalf pursuant to this facility. Loans are available under the Revolver subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and eligible rental equipment of the Company and its subsidiary guarantors.
     As of June 30, 2011, there was $73.0 million outstanding on the Term Loan, $6.3 million in letters of credit outstanding, and zero outstanding on the Revolver. As of June 30, 2011, the amount utilized represents approximately 7.9% of the capacity of the Revolver.
We had total long-term debt, including current portion, of $491.7 million as of June 30, 2011, which consisted of:
•	$300.0 million aggregate principal amount of 9.125% Notes, which are due April 1, 2018;

•	$73.0 million drawn as a Term Loan under our 2008 Credit Facility, $24.0 million of which is classified as short term; and

•	$125.0 million aggregate principal amount of 2.125% Notes, which are due July 15, 2012, less $6.3 million in unamortized debt discount. These 2.125% Notes become current as of July 15, 2011. We intend to refinance the 2.125% Notes, in full or in part, before they mature.
     As of June 30, 2011, we had approximately $141.2 million of liquidity which consisted of $67.5 million of cash and cash equivalents on hand and $73.7 million of availability under the Revolver.

Contractual Obligations
     The following table summarizes our future contractual cash obligations as of June 30, 2011:

			Years	Years	More than
	Total	1 Year	1 - 3	4 - 5	5 Years
		(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$498,000	$24,000	$174,000	$—	$300,000
Long-term debt — interest (1)	191,637	32,548	56,433	54,750	47,906
Operating leases (2)	30,133	7,570	7,838	5,578	9,147
Purchase commitments (3)	14,825	14,825

Total contractual obligations	$734,595	$78,943	$238,271	$60,328	$357,053

Commercial commitments:
Long-term debt — standby letters of credit (4)	6,313	6,313	—	—	—

Total commercial commitments	$6,313	$6,313	$—	$—	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.125% Notes, the 2.125% Notes, and the Term Loan. The remaining unamortized discount of $6.3 million on the 2.125% Notes is not included in the contractual cash obligations schedule.

(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3)	Purchase commitments outstanding as of June 30, 2011 are primarily related to rig upgrade projects and new rig construction.

(4)	We have an $80.0 million revolving credit facility. As of June 30, 2011, we had no borrowings under the Revolver and $6.3 million of availability has been used to support letters of credit that have been issued, resulting in $73.7 million of availability. The revolving credit facility expires May 14, 2013.
Off-Balance Sheet Arrangements
     We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements or guarantees of third-party financial obligations. We have no energy or commodity contracts.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There has been no material change in the market risk faced by us from that reported in our 2010 Annual Report on Form 10-K filed with the SEC on March 1, 2011. For more information on market risk, see Part II, Item 7A in our 2010 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We performed evaluations under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.
     Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For information regarding legal proceedings, see Note 9, “Contingencies,” in Item 1 of Part I of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company currently has no active share repurchase programs. Periodically, the Company purchases shares on the open market to meet our employer matching requirements under our Stock Bonus Plan. Additionally, when restricted stock awarded by the Company becomes taxable compensation to personnel, shares may be withheld to satisfy the associated withholding tax liabilities. Information on our purchases of equity securities by means of such share withholdings is provided in the table below:
Issuer Purchases of Equity Securities

	Total Number
	of Shares	Average Price
Period	Purchased	Paid Per Share

April 1-30, 2011	30,246	$7.72
May 1-31, 2011	3,527	$5.67
June 1-30, 2011	—	$—

Total	33,773	$7.51

ITEM 6. EXHIBITS
(a)	Exhibits: The following exhibits are filed or furnished as a part of this report:

Exhibit
Number		DESCRIPTION

31.1	—	David C. Mannon, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d-14(a) Certification.

32.1	—	David C. Mannon, President and Chief Executive Officer, Section 1350 Certification.

32.2	—	W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Section 1350 Certification.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER DRILLING COMPANY
Date: August 5, 2011	By:	/s/ David C. Mannon
David C. Mannon
President and Chief Executive Officer

	By:	/s/ W. Kirk Brassfield
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