Form 10-Q
period 2011-09-30
PARKER DRILLING CO /DE/
filed 2011-11-04
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2011, there were 117,046,584 common shares outstanding.

Page
Part I. Financial Information	3
Item 1. Financial Statements	3
Consolidated Condensed Balance Sheets September 30, 2011 (Unaudited) and December 31, 2010	3
Consolidated Condensed Statements of Operations (Unaudited) Three and Nine Months Ended September 30, 2011 and 2010	4
Consolidated Condensed Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2011 and 2010	5
Notes to the Unaudited Consolidated Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures about Market Risk	39
Item 4. Controls and Procedures	39

Part II. Other Information	40
Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6. Exhibits	41
Signatures
Officer Certifications
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,083	$51,431
Accounts and notes receivable, net of allowance for bad debts of $2,877 and $7,020 at September 30, 2011 and December 31, 2010	176,564	168,876
Rig materials and supplies	28,521	25,527
Deferred costs	4,377	2,229
Deferred income taxes	8,349	9,278
Other tax assets	42,021	46,429
Assets held for sale	5,287	5,287
Other current assets	12,219	59,067

Total current assets	380,421	368,124

Property, plant and equipment less accumulated depreciation and amortization of $945,527 and $875,179 at September 30, 2011 and December 31, 2010	872,366	816,147
Deferred income taxes	32,750	61,016
Other noncurrent assets	22,831	29,268

Total assets	$1,308,368	$1,274,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$144,224	$12,000
Accounts payable and accrued liabilities	142,332	158,771
Accrued income taxes	5,317	4,492

Total current liabilities	291,873	175,263

Long-term debt	343,000	460,862
Other long-term liabilities	32,245	30,193
Long-term deferred tax liability	8,605	20,171
Contingencies (Note 9)	—	—
Stockholders’ equity:
Common stock	19,488	19,397
Capital in excess of par value	635,487	630,409
Accumulated deficit	(21,766)	(61,493)

Total controlling interest stockholders’ equity	633,209	588,313
Noncontrolling interest	(564)	(247)

Total equity	632,645	588,066

Total liabilities and stockholders’ equity	$1,308,368	$1,274,555

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
International Drilling	$51,352	$53,614	$136,107	$170,421
U.S. Drilling	28,895	14,929	70,876	45,352
Rental Tools	62,388	48,114	173,197	123,288
Project Management and Engineering Services	33,954	27,599	115,762	78,403
Construction Contract	—	27,773	9,638	68,695

Total revenues	176,589	172,029	505,580	486,159

Operating expenses:
International Drilling	36,775	51,312	105,378	137,908
U.S. Drilling	17,429	13,287	48,307	39,801
Rental Tools	18,682	16,583	54,539	43,477
Project Management and Engineering Services	26,026	20,378	93,651	61,640
Construction Contract	—	28,122	8,867	69,362
Depreciation and amortization	27,581	28,904	82,511	86,504

Total operating expenses	126,493	158,586	393,253	438,692

Total operating gross margin	50,096	13,443	112,327	47,467

General and administration expense	(8,760)	(7,064)	(23,742)	(24,033)
Gain on disposition of assets, net	623	1,176	1,993	3,560

Total operating income (loss)	41,959	7,555	90,578	26,994

Other income and (expense):
Interest expense	(5,591)	(6,391)	(17,208)	(20,509)
Interest income	29	46	208	198
Loss on fair value of derivative contracts	(49)	—	(186)	—
Loss on extinguishment of debt	—	—	—	(7,209)
Other	(657)	68	(522)	325

Total other expense	(6,268)	(6,277)	(17,708)	(27,195)

Income (loss) before income taxes	35,691	1,278	72,870	(201)
Income tax expense (benefit):
Current	2,500	(3,104)	13,609	5,536
Deferred	12,542	3,890	19,736	(4,685)

Total income tax expense (benefit)	15,042	786	33,345	851

Net income (loss)	20,649	492	39,525	(1,052)
Less: Net (loss) attributable to noncontrolling interest	(76)	—	(202)	—

Net income (loss) attributable to controlling interest	$20,725	$492	$39,727	$(1,052)

Basic earnings (loss) per share:
Net income (loss)	$0.18	$0.00	$0.34	$(0.01)
Diluted earnings (loss) per share:
Net income (loss)	$0.18	$0.00	$0.34	$(0.01)
Weighted average shares outstanding:
Basic	116,416,011	114,507,431	115,899,959	114,111,198
Diluted	117,425,764	116,235,867	116,912,367	114,111,198
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$39,525	$(1,052)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	82,511	86,504
Loss on extinguishment of debt	—	7,209
Gain on disposition of assets	(1,993)	(3,560)
Deferred income tax expense	19,736	(4,685)
Expenses not requiring cash	11,074	10,740
Change in accounts receivable	(4,476)	3,429
Change in other assets	48,869	(3,675)
Change in liabilities	(16,531)	(9,179)

Net cash provided by operating activities	178,715	85,731

Cash flows from investing activities:
Capital expenditures	(141,841)	(181,556)
Proceeds from the sale of assets	3,425	4,585
Proceeds from insurance settlements	250	—

Net cash used in investing activities	(138,166)	(176,971)

Cash flows from financing activities:
Proceeds from issuance of debt	50,000	300,000
Proceeds from draw on revolver credit facility	—	20,000
Repayment of senior notes	—	(225,000)
Repayments of term loan	(15,000)	(9,000)
Repayments of revolver	(25,000)	(42,000)
Payments of debt issuance costs	(504)	(8,001)
Payments of debt extinguishment costs	—	(7,466)
Proceeds from stock options exercised	183	26
Excess tax benefit from stock based compensation	1,424	1,212

Net cash provided by financing activities	11,103	29,771

Net increase (decrease) in cash and cash equivalents	51,652	(61,469)
Cash and cash equivalents, beginning of year	51,431	108,803

Cash and cash equivalents, end of period	$103,083	$47,334

Supplemental cash flow information:
Interest paid	$18,416	$15,518
Income taxes paid	$6,140	$15,352
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.	General

In the opinion of the management of Parker Drilling Company (Parker Drilling), the accompanying unaudited consolidated condensed financial statements reflect all adjustments of a normally recurring nature which are necessary for a fair presentation of: (1) the financial position as of September 30, 2011 and December 31, 2010, (2) the results of operations for the three and nine month periods ended September 30, 2011 and 2010, and (3) cash flows for the nine month periods ended September 30, 2011 and 2010. Results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that will be realized for the year ending December 31, 2011. The financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.

Nature of Operations — Parker Drilling, together with its subsidiaries (the Company), is a worldwide provider of rental tools, drilling services, and project management services. Our rental tools subsidiary specializes in oil and gas drilling rental tools providing high-quality, reliable equipment, such as drill pipe, heavy-weight drill pipe, tubing, high-torque connections, blow out preventers and drill collars used for drilling, workover and production applications.

We provide contract drilling and drilling-related services. Our Gulf of Mexico barge drilling business operates barge rigs in the shallow waters in and along the inland waterways of Louisiana and Texas. Our barge rigs drill for natural gas, oil, and a combination of oil and natural gas. Our international drilling business provides extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas. At September 30, 2011, our marketable rig fleet consisted of 15 barge drilling rigs and 25 land rigs located in the United States, the Americas, the Commonwealth of Independent States/Africa-Middle East (CIS/AME) and the Asia Pacific regions. In addition, as of September 30, 2011, we had sales contracts pending for three rigs classified in our consolidated condensed balance sheets as assets held for sale. The sales are expected to be completed during 2011.

Our Project Management services include front-end engineering and design; engineering, procurement, construction, and installation; operations and maintenance; and other project management services, such as labor, maintenance, and logistics for operators who own their own drilling rigs, but choose Parker Drilling to operate the rigs for them.

Consolidation — The consolidated condensed financial statements include the accounts of Parker Drilling and subsidiaries in which we exercise control or have a controlling financial interest, including entities, if any, in which the Company is allocated a majority of the entity’s losses or returns, regardless of ownership percentage. If a subsidiary of Parker Drilling has a 50 percent interest in an entity but Parker Drilling’s interest in the subsidiary or the entity does not meet the consolidation criteria described above, then that interest is accounted for under the equity method.

Noncontrolling Interest — We apply the accounting standards related to noncontrolling interests for ownership interests in our subsidiaries held by parties other than Parker Drilling. We report noncontrolling interest as equity on the consolidated condensed balance sheets and report net income (loss) attributable to controlling interest and to noncontrolling interest separately on the consolidated condensed statements of operations.

Reclassifications — Certain reclassifications have been made to prior period amounts to conform with the current period presentation. These reclassifications did not have a material effect on our consolidated condensed statements of operations, consolidated condensed balance sheets or consolidated condensed statements of cash flows.

Use of Estimates — The preparation of financial statements in accordance with accounting policies generally accepted in the United States (U.S. GAAP) requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the date of the financial statements, and our revenue and expenses during the periods reported. Estimates are typically used when accounting for certain significant items such as legal or contractual liability accruals, mobilization and deferred mobilization, revenue and cost accounting for projects that follow the percentage of completion method, self-insured medical/dental plans, and other items requiring the use of estimates. Estimates are based on a number of variables which may include third party valuations, historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ from management estimates.

Concentrations of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables with a variety of national and international oil and gas companies. We generally do not require collateral on our trade receivables.

At September 30, 2011 and December 31, 2010, we had deposits in domestic banks in excess of federally insured limits of approximately $20.9 million and $25.9 million, respectively. In addition, we had deposits in foreign banks, which were not insured at September 30, 2011 and December 31, 2010, of $24.5 million and $31.1 million, respectively.

Our customer base consists primarily of major, independent, national and international oil and gas companies and integrated service providers. We depend on a limited number of significant customers. Our largest customer, Exxon Neftegas Limited (ENL), constituted $81.7 million or 16.2 percent of our year-to-date revenues as of September 30, 2011. Included in the total revenue for ENL is $32.5 million of reimbursable costs which increase revenues but have little direct impact on operating margins.

Construction Contract — For the periods reported, our construction contract business included only the Liberty drilling rig construction project for BP. In November 2010, our customer, BP, informed us that it was suspending construction on the project to review the rig’s engineering and design, including its safety systems. The Liberty rig construction contract was a fixed fee and reimbursable contract accounted for on a percentage of completion basis. As of September 30, 2011 and 2010 we had recognized $334.2 million and $275.8 million in project-to-date revenues, respectively. We have recognized the entire $11.7 million fixed fee margin on the contract.

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

Fair value measurements— For purposes of recording fair value adjustments for certain financial and non-financial assets and liabilities, and determining fair value disclosures, we estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation technique requires inputs that we categorize using a three-level hierarchy, from highest to lowest level of observable inputs, as follows: (1) unadjusted quoted prices for identical assets or liabilities in active markets (Level 1), (2) direct or indirect observable inputs, including quoted prices or other market data, for similar assets or liabilities in active markets or identical assets or liabilities in less active markets (Level 2) and (3) unobservable inputs that require significant judgment for which there is little or no market data (Level 3). When multiple input levels are required for a valuation, we categorize the entire fair value measurement according to the lowest level of input that is significant to the measurement even though we may have also utilized significant inputs that are more readily observable.

Derivative Financial Instruments — We use derivative instruments to manage risks associated with interest rate fluctuations in connection with our Credit Agreement (see Note 7). These derivative instruments, which consist of variable-to-fixed interest rate swaps, are not designated as hedges. Accordingly, the change in the fair value of the interest rate swaps is recognized in earnings.

Property, Plant and Equipment — We account for depreciation of property, plant and equipment on the straight line method over the estimated useful lives of the assets after provision for salvage value. Tax depreciation utilizes several methods of accelerated depreciation. Depreciable lives for different categories of property, plant and equipment are as follows:

Land drilling equipment	3 to 20 years
Barge drilling equipment	3 to 20 years
Drill pipe, rental tools and other	4 to 7 years
Buildings and improvements	15 to 30 years
Annual impairment review — We review the carrying amounts of long-lived assets for potential impairment annually, typically during the fourth quarter, or when events occur or circumstances change that indicate the carrying value of such assets may not be recoverable. We determine recoverability by evaluating the undiscounted estimated future net cash flows. When an impairment is indicated, we measure the impairment as the amount by which the assets carrying value exceeds its fair value. Management considers a number of factors such as estimated future cash flows, appraisals and current market value analysis in determining fair value. Assets are written down to fair value if the concluded current fair value is below the net carrying value.

Capitalized Interest — Interest from external borrowings is capitalized on major projects until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets. Capitalized interest costs reduce net interest expense in the consolidated condensed statements of operations. During the three-months ended September 30, 2011 and September 30, 2010, we capitalized interest costs related to the construction of rigs of $5.0 million and $3.7 million, respectively.

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

2.	Earnings Per Share (EPS)

	Three Months Ended September 30, 2011
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$20,725,000	$116,416,011	$0.18

Effect of dilutive securities:
Stock options and restricted stock		$1,009,753	$—

Diluted EPS:
Net income	$20,725,000	117,425,764	$0.18

	Nine Months Ended September 30, 2011
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$39,727,000	115,899,959	$0.34

Effect of dilutive securities:
Stock options and restricted stock		1,012,408	$—

Diluted EPS:
Net income	$39,727,000	116,912,367	$0.34

	Three Months Ended September 30, 2010
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$492,000	114,507,431	$0.00

Effect of dilutive securities:
Stock options and restricted stock		1,728,436	$—

Diluted EPS:
Net income	$492,000	116,235,867	$0.00

	Nine Months Ended September 30, 2010
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss	$(1,052,000)	114,111,198	$(0.01)

Effect of dilutive securities:
Stock options and restricted stock		—	$—

Diluted EPS:
Net loss	$(1,052,000)	114,111,198	$(0.01)

All options outstanding during the three and nine months ended September 30, 2011 were included in the computation of diluted EPS as the options’ exercise prices were less than the average market price of the common shares for the period. Options to purchase 58,500 shares of common stock with an exercise price of $4.20 per share were outstanding during the three months ended September 30, 2010, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares and would have been anti-dilutive. All stock options during the nine months ended September 30, 2010, were excluded in the computation of diluted EPS as the company incurred a loss for the period and therefore, inclusion of outstanding options in the calculation of diluted EPS would be anti-dilutive.
3.	Assets Held for Sale

Assets held for sale of $5.3 million as of September 30, 2011 was comprised of the net book value of three land rigs and related inventory for which the sales are expected to be completed during 2011. The three rigs were part of our Asia Pacific rig fleet and have historically been included in the International Drilling segment. We expect the carrying amount of the assets, less costs to sell, will be fully recoverable through sale of the assets.
4.	Accounting for Uncertainty in Income Taxes

The Company applies the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. During the third quarter of 2011, we recognized a benefit of $0.8 million due to the effective settlement of a tax position upon completion of an audit of one of our foreign subsidiaries. At September 30, 2011, we had a liability for unrecognized tax benefits of $15.4 million ($8.5 million of which, if recognized, would favorably impact our effective tax rate). As of September 30, 2010, we had a liability for unrecognized tax benefits of $12.8 million primarily related to foreign operations. In addition, the Company recognizes interest and penalties that could be applied to uncertain tax positions in income tax expense. As of September 30, 2011 and December 31, 2010, we had approximately $8.0 million and $7.0 million, respectively, of accrued interest and penalties that could be applied to uncertain tax positions.
5.	Income Tax Benefit/Expense

Income tax expense was $15.0 million for the third quarter of 2011, as compared to income tax expense of $0.8 million for the third quarter of 2010. The increase in income tax expense in the third quarter of 2011 compared with the third quarter of 2010 was primarily the result of an increase in income before income taxes, differences in the mix of our domestic and international pre-tax earnings and losses, and the mix of international tax jurisdictions in which we operate.

6.	Long Term Debt

The following table illustrates the Company’s debt portfolio:

	September 30,	December 31,
	2011	2010
	(Dollars in Thousands)
9.125% Senior Notes, due April 2018	$300,000	$300,000

2.125% Convertible Senior Notes, due July 2012	120,224	115,862

Term Note	67,000	32,000

Borrowings under the Company’s Revolving Credit Facility	—	25,000

Total debt	487,224	472,862
Less current portion	144,224	12,000

Total long-term debt	$343,000	$460,862

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

9.625% Senior Notes, due October 2013

At December 31, 2009, we had outstanding $225.0 million in aggregate principal amount of 9.625% senior notes due 2013 (9.625% Notes). On March 8, 2010, we commenced a cash tender offer (Tender Offer) and consent solicitation for all of our outstanding 9.625% Notes, which expired on April 2, 2010. On March 22, 2010, we voluntarily called for redemption of all of our 9.625% Notes that were not tendered pursuant to the Tender Offer, at the redemption price of 103.208 percent of the principal amount of the 9.625% Notes, or $1,032.08 per $1,000 principal amount of the 9.625% Notes. On April 21, 2010, we redeemed in full the remaining $128.7 million principal amount of the 9.625% Notes. This redemption resulted in the Company recording debt extinguishment costs of $7.2 million during 2010.

2.125% Convertible Senior Notes, due July 2012

On July 5, 2007, we issued $125.0 million aggregate principal amount of 2.125% Convertible Senior Notes (2.125% Notes) due July 2012. As of September 30, 2011, the 2.125% Notes are classified as current debt in our consolidated condensed balance sheet.

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
As of September 30, 2011 and December 31, 2010, none of the conditions allowing holders of the 2.125% Notes to convert had been met.

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

The 2.125% Notes are classified as a liability in our consolidated condensed balance sheets. Because we have the choice of settling the call options and the warrants in cash or shares of our common stock and these contracts meet all of the applicable criteria for equity classification, the cost of the call options and proceeds from the sale of the warrants are classified in stockholders’ equity in the consolidated condensed balance sheets. In addition, because both of these contracts are classified in stockholders’ equity and are indexed solely to our common stock, they are not accounted for as derivatives.

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

Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries, each of which has executed guaranty agreements. The Credit Agreement contains customary affirmative and negative covenants with which we were in compliance as of September 30, 2011 and December 31, 2010. The Credit Agreement terminates on May 14, 2013.

Revolver:

Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. The Applicable Rate varies from a rate per annum ranging from 2.75 percent to 3.25 percent for LIBOR rate loans and 1.75 percent to 2.25 percent for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the Credit Agreement). Revolving loans are available subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and rental equipment of the Company and its subsidiary guarantors. There were no revolving loans outstanding at September 30, 2011 and $25.0 million in revolving loans outstanding at December 31, 2010, respectively. Letters of credit outstanding as of September 30, 2011 and December 31, 2010 totaled $6.3 million and $16.3 million, respectively.

Term Loan:

The Term Loan originated at $50.0 million and required quarterly principal payments of $3.0 million. Interest on the Term Loan accrues at either a Base Rate plus 2.25 percent or LIBOR plus 3.25 percent. On April 1, 2011, the company expanded its Term Loan Facility by $50.0 million. Funding was provided by certain current lenders and Barclays Bank PLC, which joined as a lender under the Credit Agreement. We used the proceeds from the additional Term Loan to repay the $25.0 million outstanding on the Revolver, purchase additional rental tool inventory, and for general corporate purposes. The additional Term Loan amortizes $3.0 million per quarter beginning June 30, 2011. Upon the completion of the transaction, total borrowings under the Term Loan Facility were $79.0 million. Amortization on the Term Loans is $6.0 million per quarter. The outstanding balance on the Term Loan at September 30, 2011 and December 31, 2010 was $67.0 million and $32.0 million, respectively.
7.	Derivative Financial Instruments

The Company entered into two variable-to-fixed interest rate swap agreements as a strategy to manage the floating rate risk on the Term Loan borrowings under the Credit Agreement. The two agreements fix the interest rate on a notional amount of $73.0 million of borrowings at 3.878% for the period beginning June 27, 2011 and terminating May 14, 2013. The notional amount of the swap agreements will decrease correspondingly with amortization of the Term Loan. We will not apply hedge accounting to the agreements and, accordingly, the Company will report the mark-to-market change in the fair value of the interest rate swaps in earnings. For the quarter ended September 30, 2011, the Company recognized in earnings an immaterial $0.05 million loss. For the nine months ended September 30, 2011, the Company recognized in earnings a $0.2 million loss on interest rate swaps.

8.	Fair Value of Financial Instruments

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis. For purposes of recording fair value adjustments for certain financial and non-financial assets and liabilities, and determining fair value disclosures, we estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability.

The fair value measurement and disclosure requirements of FASB Accounting Standards Codification Topic No. 820, Fair Value Measurement and Disclosures (ASC 820) requires inputs that we categorize using a three-level hierarchy, from highest to lowest level of observable inputs, as follows:
•	Level 1 — Unadjusted quoted prices for identical assets or liabilities in active markets

•	Level 2 — Direct or indirect observable inputs, including quoted prices or other market data, for similar assets or liabilities in active markets or identical assets or liabilities in less active markets and

•	Level 3 — Unobservable inputs that require significant judgment for which there is little or no market data.
When multiple input levels are required for a valuation, we categorize the entire fair value measurement according to the lowest level of input that is significant to the measurement even though we may have also utilized significant inputs that are more readily observable.

The amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. Fair values and related carrying values of our debt instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Long-term Debt
9.125% Notes	$300,000	$301,500	$300,000	$314,300
2.125% Notes	125,000	124,549	125,000	119,400

Total	$425,000	$426,049	$425,000	$433,700

The carrying amount of our interest rate swap agreements represents the estimated fair value, measured using Level 2. At September 30, 2011, the carrying amount of our interest rate swap agreements was $0.2 million, recorded in other long-term liabilities on our consolidated condensed balance sheets. We did not have any outstanding derivative instruments as of December 31, 2010.

Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the three and nine months ended September 30, 2011.
9.	Contingencies

Asbestos-Related Claims

We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At September 30, 2011, there were approximately 15 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the State of Mississippi.

The subsidiaries named in these asbestos-related lawsuits intend to defend themselves vigorously and, based on the information available to us at this time, we do not expect the outcome to have a material adverse effect on our financial condition, results of operations or cash flows. However, we are unable to predict the ultimate outcome of these lawsuits. No amounts were accrued at September 30, 2011.

Gulfco Site

In 2003, we received an information request under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) designating Parker Drilling Offshore Corporation, a subsidiary of Parker Drilling, as a potentially responsible party with respect to the Gulfco Marine Maintenance, Inc. Superfund Site in Freeport, Texas (EPA No. TX 055144539). The subsidiary responded to this request and in January 2008 received an administrative order to participate in an investigation of the site and a study of the remediation needs and alternatives. The EPA alleges that the subsidiary is a successor to a party who owned the Gulfco site during the time when chemical releases took place there. In December 2010, we entered into an agreement with two other potentially responsible parties, pursuant to which we agreed to pay 20 percent of past and future costs to study and remediate the site. The EPA recently issued notice letters to several other parties who may also participate in funding the site remediation costs. As of September 30, 2011, the Company had made certain participating payments and had accrued $0.7 million for our portion of certain unreimbursed past costs and the estimated future cost of remediation.

Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation

As previously disclosed, we received requests from the United States Department of Justice (DOJ) in July 2007 and the United States Securities and Exchange Commission (SEC) in January 2008 relating to our utilization of the services of a customs agent. The DOJ and the SEC are conducting parallel investigations into possible violations of U.S. law by us, including the FCPA. In particular, the DOJ and the SEC are investigating certain of our operations relating to countries in which we currently operate or formerly operated, including Kazakhstan and Nigeria. We are fully cooperating with the DOJ and SEC investigations and conducted an internal investigation into potential customs and other issues in Kazakhstan and Nigeria. The internal investigation has identified issues relating to potential non-compliance with applicable laws and regulations, including the FCPA, with respect to operations in Kazakhstan and Nigeria. At this point, we are unable to predict the duration, scope or result of the DOJ or the SEC investigation or whether either agency will commence any legal action. We are currently in continuing discussions with the DOJ and SEC regarding a potential settlement, but no agreement has been reached with either agency. We cannot predict or estimate whether or when a resolution with each will occur, or the terms, conditions, or other parameters of any such resolution (including the size of any monetary penalties or disgorgement). Therefore, we have not made any accrual in our consolidated financial statements as of September 30, 2011, with respect to the investigations.

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

On June 3, 2010, Mohamed Kassamali, a purported stockholder of the Company, filed a derivative action in the state court of Harris County, Texas against our current directors and the Company as a nominal defendant. The lawsuit alleges that the individual defendants breached their fiduciary duties to the Company related to the issues described above under “Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation.” On June 22, 2010, the Fuchs Family Trust, a purported stockholder of the Company, filed a substantially similar lawsuit in the state court of Harris County, Texas. On June 23, 2010, Kenneth Flacks, a purported stockholder of the Company, also filed a substantially similar lawsuit in the state court of Harris County, Texas. The lawsuits seek damages related to the alleged breaches of duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The damages sought include both compensatory and exemplary damages in an unspecified amount, along with various other forms of relief and an award of attorney fees, other costs, and expenses to the plaintiffs. All defendants have retained counsel, and on October 15, 2010, the three cases pending in the state court of Harris County, Texas were consolidated under the Kassamali case number and restyled as In re Parker Drilling Derivative Litigation. The case was briefly stayed and then the plaintiffs filed a consolidated amended petition on April 7, 2011. The parties have briefed issues related to whether the case may proceed as pleaded.

On August 31, 2010, Douglas Freuler, a purported stockholder of the Company, filed a derivative action in the United States District Court for the Southern District of Texas against our current directors, select officers, and the Company as a nominal defendant. The lawsuit was substantially similar to those filed in the state court of Harris County, Texas, and alleges breach of fiduciary duties to the Company related to the issues described above under “Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation,” as well as abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The damages sought included both compensatory and exemplary damages in an unspecified amount, along with various other forms of relief and an award of attorney fees, other costs, and expenses to the plaintiffs. The Company filed a motion to dismiss the lawsuit, and the motion was granted without prejudice on June 30, 2011. The plaintiff filed an amended complaint on July 20, 2011. The parties are currently briefing the Company’s August 31, 2011 motion to dismiss the amended complaint.

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

PKD Kazakhstan continues to believe that it properly exercised its rights provided by the Convention and that MinFin improperly applied certain provisions of the Kazakhstan Tax Code. PKD Kazakhstan submitted a discretionary appeal to the Supreme Court of the Republic of Kazakhstan, and on October 13, 2011 the Supreme Court verbally announced its decision to not accept and consider the merits of the appeal. PKD Kazakhstan is considering its remaining available options for relief under Kazakhstan law and the Convention.
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

Comprehensive Income — In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income.” This update will increase the prominence of comprehensive income in the financial statements. It gives an entity the option to present the components of net income and comprehensive income in either a single continuous statement or in two separate but consecutive financial statements and eliminates the option to present other comprehensive income in the statement of changes in equity. This update will be effective for us beginning in the first quarter of 2012. This update is not anticipated to have a material impact on our financial position, results of operations, cash flows, or disclosures.
Fair value measurements — Effective January 1, 2012, we will adopt the accounting standards update that changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments included in this update are intended to clarify the applications of existing fair value measurement requirements. The update is effective for annual periods beginning after December 15, 2011. We do not expect that our adoption will have a material effect on the disclosures contained in our notes to the consolidated financial statements.
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

We are providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	September 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$60,728	$17,599	$24,756	$—	$103,083
Accounts and notes receivable, net	3,770	86,944	284,419	(198,569)	176,564
Rig materials and supplies	—	314	28,207	—	28,521
Deferred costs	—	—	4,377	—	4,377
Deferred income taxes	—	4,587	3,793	(31)	8,349
Other tax assets	56,855	(19,795)	4,961	—	42,021
Assets held for sale	—	—	5,287	—	5,287
Other current assets	788	5,985	7,674	(2,228)	12,219

Total current assets	122,141	95,634	363,474	(200,828)	380,421
Property, plant and equipment, net	79	619,775	252,511	1	872,366
Investment in subsidiaries and intercompany advances	1,104,058	(226,735)	1,345,295	(2,222,618)	—
Deferred income tax	25,728	(15,680)	22,548	154	32,750
Other noncurrent assets	7,655	2,980	12,196	—	22,831

Total assets	$1,259,661	$475,974	$1,996,024	$(2,423,291)	$1,308,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$144,224	$—	$—	$—	$144,224
Accounts payable and accrued liabilities	65,314	91,909	185,703	(200,594)	142,332
Accrued income taxes	(62)	(34)	5,413	—	5,317

Total current liabilities	209,476	91,875	191,116	(200,594)	291,873

Long-term debt	343,000	—	—	—	343,000
Other long-term liabilities	8,098	8,583	15,564	—	32,245
Long-term deferred tax liability	3,295	—	5,310	—	8,605
Intercompany payables	62,583	43,657	111,659	(217,899)	—
Contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock	19,488	18,049	43,003	(61,052)	19,488
Capital in excess of par value	635,487	733,120	1,436,369	(2,169,489)	635,487
Retained earnings (accumulated deficit)	(21,766)	(419,310)	193,567	225,743	(21,766)

Total controlling interest stockholders’ equity	633,209	331,859	1,672,939	(2,004,798)	633,209

Noncontrolling interest	—	—	(564)	—	(564)

Total Equity	633,209	331,859	1,672,375	(2,004,798)	632,645

Total liabilities and stockholders’ equity	$1,259,661	$475,974	$1,996,024	$(2,423,291)	$1,308,368

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	December 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$13,835	$2,317	$35,279	$—	$51,431
Accounts and notes receivable, net	1,179	99,734	215,650	(147,687)	168,876
Rig materials and supplies	—	(1,655)	27,182	—	25,527
Deferred costs	—	—	2,229	—	2,229
Deferred income taxes	8,981	297	—	—	9,278
Other tax assets	97,896	(62,678)	11,211	—	46,429
Assets held for sale	—	—	5,287	—	5,287
Other current assets	557	41,564	30,129	(13,183)	59,067

Total current assets	122,448	79,579	326,967	(160,870)	368,124

Property, plant and equipment, net	79	538,005	278,063	—	816,147
Investment in subsidiaries and intercompany advances	996,018	499,987	1,310,792	(2,806,797)	—
Deferred income tax	60,664	10,776	(10,424)	—	61,016
Other noncurrent assets	11,538	3,766	17,077	(3,113)	29,268

Total assets	$1,190,747	$1,132,113	$1,922,475	$(2,970,780)	$1,274,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$12,000	$—	$—	$—	$12,000
Accounts payable and accrued liabilities	55,257	338,626	160,316	(395,428)	158,771
Accrued income taxes	609	93	3,790	—	4,492

Total current liabilities	67,866	338,719	164,106	(395,428)	175,263

Long-term debt	460,862	—	—	—	460,862
Other long-term liabilities	7,762	7,610	12,131	2,690	30,193
Long-term deferred tax liability	3,361	21,958	(5,148)	—	20,171
Intercompany payables	62,583	473,144	103,667	(639,394)	—
Contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock	19,397	18,050	43,003	(61,053)	19,397
Capital in excess of par value	630,409	733,120	1,436,338	(2,169,458)	630,409
Retained earnings (accumulated deficit)	(61,493)	(460,488)	168,625	291,863	(61,493)

Total controlling interest stockholders’ equity	588,313	290,682	1,647,966	(1,938,648)	588,313

Noncontrolling interest	—	—	(247)	—	(247)

Total Equity	588,313	290,682	1,647,719	(1,938,648)	588,066

Total liabilities and stockholders’ equity	$1,190,747	$1,132,113	$1,922,475	$(2,970,780)	$1,274,555

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended September 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$98,687	$105,807	$(27,905)	$176,589
Operating expenses	—	41,720	85,097	(27,905)	98,912
Depreciation and amortization	—	16,124	11,457	—	27,581

Total operating gross margin	—	40,843	9,253	—	50,096

General and administration expense (1)	(45)	(8,557)	(158)	—	(8,760)
Gain on disposition of assets, net	—	233	390	—	623

Total operating income (loss)	(45)	32,519	9,485	—	41,959

Other income and (expense):
Interest expense	(6,709)	(35)	(3,051)	4,204	(5,591)
Interest income	124	188	3,921	(4,204)	29
Loss on fair value of derivative contracts	(49)	—	—	—	(49)
Other	—	(657)	—	—	(657)
Equity in net earnings of subsidiaries	25,361	—	—	(25,361)	—

Total other income and (expense)	18,727	(504)	870	(25,361)	(6,268)

Income (benefit) before income taxes	18,682	32,015	10,355	(25,361)	35,691

Income tax expense (benefit):
Current	(14,091)	10,840	5,751	—	2,500
Deferred	12,048	1,650	(1,156)	—	12,542

Total income tax expense (benefit)	(2,043)	12,490	4,595	—	15,042

Net income (loss)	20,725	19,525	5,760	(25,361)	20,649

Less: Net income (loss) attributable to noncontrolling interest	—	—	(76)	—	(76)

Net (loss) attributable to controlling interest	20,725	19,525	5,836	(25,361)	20,725

(1)	All field operations general and administration expenses are included in operating expenses.

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine months ended September 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$281,527	$314,221	$(90,168)	$505,580
Operating expenses	—	133,118	267,792	(90,168)	310,742
Depreciation and amortization	—	46,721	35,790	—	82,511

Total operating gross margin	—	101,688	10,639	—	112,327

General and administration expense (1)	(173)	(23,282)	(287)	—	(23,742)
Gain on disposition of assets, net	—	1,137	856	—	1,993

Total operating income (loss)	(173)	79,543	11,208	—	90,578

Other income and (expense):
Interest expense	(20,307)	(17,854)	(6,939)	27,892	(17,208)
Interest income	18,065	568	9,467	(27,892)	208
Loss on fair value of derivative contracts	(186)	—	—	—	(186)
Other	—	(536)	14	—	(522)
Equity in net earnings of subsidiaries	66,120	—	—	(66,120)	—

Total other income and (expense)	63,692	(17,822)	2,542	(66,120)	(17,708)

Income (benefit) before income taxes	63,519	61,721	13,750	(66,120)	72,870

Income tax expense (benefit):
Current	(21,973)	20,608	14,974	—	13,609
Deferred	45,765	(65)	(25,964)	—	19,736

Total income tax expense (benefit)	23,792	20,543	(10,990)	—	33,345

Net income (loss)	39,727	41,178	24,740	(66,120)	39,525

Less: Net income (loss) attributable to noncontrolling interest	—	—	(202)	—	(202)

Net (loss) attributable to controlling interest	$39,727	$41,178	$24,942	$(66,120)	$39,727

(1)	All field operations general and administration expenses are included in operating expenses.

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine months ended September 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$39,727	$41,178	$24,740	$(66,120)	$39,525
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	46,721	35,790	—	82,511
Gain on disposition of assets	—	(1,137)	(856)	—	(1,993)
Deferred income tax expense	45,765	(65)	(25,964)	—	19,736
Expenses not requiring cash	12,666	—	(1,592)	—	11,074
Equity in net earnings of subsidiaries	(66,120)	—	—	66,120	—
Change in accounts receivable	(2,591)	65,716	(67,601)	—	(4,476)
Change in other assets	53,150	2,071	(6,352)	—	48,869
Change in liabilities	(4,887)	(79,082)	67,438	—	(16,531)

Net cash provided by (used in) operating activities	77,710	75,402	25,603	—	178,715

Cash flows from investing activities:
Capital expenditures	—	(132,287)	(9,554)	—	(141,841)
Proceeds from the sale of assets	—	3,073	352	—	3,425
Proceeds from insurance settlements	—	250	—	—	250

Net cash used in investing activities	—	(128,964)	(9,202)	—	(138,166)

Cash flows from financing activities:
Proceeds from issuance of debt	50,000	—	—	—	50,000
Repayments of term loan	(15,000)	—	—	—	(15,000)
Repayments on revolver	(25,000)	—	—	—	(25,000)
Payment of debt issuance costs	(504)	—	—	—	(504)
Proceeds from stock options exercised	183	—	—	—	183
Excess tax benefit from stock-based compensation	1,424	—	—	—	1,424
Intercompany advances, net	(41,920)	68,844	(26,924)	—	—

Net cash provided by (used in) financing activities	(30,817)	68,844	(26,924)	—	11,103

Net change in cash and cash equivalents	46,893	15,282	(10,523)	—	51,652
Cash and cash equivalents at beginning of period	13,835	2,317	35,279	—	51,431

Cash and cash equivalents at end of period	$60,728	$17,599	$24,756	$—	$103,083

See accompanying notes to unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine months ended September 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,052)	$(5,885)	$9,774	$(3,889)	$(1,052)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	47,812	38,692	—	86,504
Loss on extinguishment of debt	7,209	—	—	—	7,209
Gain on disposition of assets	—	(1,634)	(1,926)	—	(3,560)
Deferred income tax expense	(5,257)	(23)	595	—	(4,685)
Expenses not requiring cash	10,740	—	—	—	10,740
Equity in net earnings of subsidiaries	6,111	—	—	(6,111)	—
Change in accounts receivable	(7,522)	8,499	2,452	—	3,429
Change in other assets	(3,384)	1,464	(1,755)	—	(3,675)
Change in liabilities	7,838	(17,316)	299	—	(9,179)

Net cash provided by (used in) operating activities	14,683	32,917	48,131	(10,000)	85,731

Cash flows from investing activities:
Capital expenditures	—	(145,422)	(36,134)	—	(181,556)
Proceeds from the sale of assets	—	2,276	2,309	—	4,585
Intercompany dividend payment	—		(10,000)	10,000	—

Net cash provided by (used in) investing activities	—	(143,146)	(43,825)	10,000	(176,971)

Cash flows from financing activities:
Proceeds from debt issuance	300,000	—	—	—	300,000
Proceeds from draw on revolver credit facility	20,000	—	—	—	20,000
Paydown on Senior notes	(225,000)	—	—	—	(225,000)
Paydown on term note	(9,000)				(9,000)
Paydown on revolver credit facility	(42,000)	—	—	—	(42,000)
Payment of debt issuance costs	(8,001)	—	—	—	(8,001)
Payment of debt extinguishment costs	(7,466)	—	—	—	(7,466)
Proceeds from stock options exercised	26	—	—	—	26
Excess tax benefit from stock-based compensatio	1,212	—	—	—	1,212
Intercompany advances, net	(82,473)	111,581	(29,108)	—	—

Net cash provided by (used in) financing activities	(52,702)	111,581	(29,108)	—	29,771

Net change in cash and cash equivalents	(38,019)	1,352	(24,802)	—	(61,469)
Cash and cash equivalents at beginning of period	58,189	1,768	48,846	—	108,803

Cash and cash equivalents at end of period	$20,170	$3,120	$24,044	$—	$47,334

See accompanying notes to unaudited consolidated condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements contained in this Form 10-Q, other than statements of historical facts, are forward-looking statements for purposes of these provisions, including any statements regarding:
•	stability of prices and demand for oil and natural gas;

•	levels of oil and natural gas exploration and production activities;

•	demand for contract drilling and drilling-related services and demand for rental tools;

•	our future operating results and profitability;

•	our future rig utilization, dayrates and rental tools activity;

•	entering into new, or extending existing, drilling contracts and our expectations concerning when our rigs will commence operations under such contracts;

•	growth through acquisitions of companies or assets;

•	organic growth of our operations;

•	construction or upgrades of rigs and expectations regarding when these rigs will commence operations;

•	capital expenditures for acquisition of rigs, construction of new rigs or major upgrades to existing rigs;

•	scheduled delivery of drilling rigs for operation in Alaska under the terms of our agreement with BP Exploration (Alaska) Inc.;

•	entering into joint venture agreements;

•	our future liquidity;

•	availability and sources of funds to refinance our debt and expectations of when debt will be refinanced;

•	the outcome of pending or future legal proceedings, investigations, tax assessments and other claims;

•	the availability of insurance coverage for pending or future claims;

•	the enforceability of contractual indemnification in relation to pending or future claims; and

•	compliance with covenants under our debt agreements.
     In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although our management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as those factors set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and any other cautionary language included in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:

•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business;

•	our inability to access the credit markets;

•	U.S. credit market volatility resulting from the U.S. national debt and potential further downgrades of the U.S. credit rating;

•	the U.S. economy and the demand for natural gas;

•	worldwide demand for oil;

•	fluctuations in the market prices of oil and natural gas;

•	imposition of unanticipated trade restrictions;

•	unanticipated operating hazards and uninsured risks;

•	political instability, terrorism or war;

•	governmental regulations, including changes in accounting rules or tax laws that may impact our ability to remit funds to the U.S., that adversely affect the cost of doing business;

•	changes in the tax laws that would allow double taxation on foreign sourced income;

•	the outcome of our investigation and the parallel investigations by the SEC and the Department of Justice into possible violations of U.S. law, including the Foreign Corrupt Practices Act;

•	adverse environmental events;

•	adverse weather conditions;

•	global health concerns;

•	changes in the concentration of customer and supplier relationships;

•	ability of our customers and suppliers to obtain financing for their operations;

•	unexpected cost increases for new construction and upgrade and refurbishment projects;

•	delays in obtaining components for capital projects and in ongoing operational maintenance and equipment certifications;

•	shortages of skilled labor;

•	unanticipated cancellation of contracts by customers or operators;

•	breakdown of equipment;

•	other operational problems including delays in start-up of operations;

•	changes in competition;

•	the effect of litigation and contingencies; and

•	other similar factors, some of which are discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and in our other reports and filings with the SEC.

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
OVERVIEW AND OUTLOOK
Overview
     Our performance in the third quarter of 2011 reflects the continued growth of North American rental tool demand, further strengthening of the Gulf of Mexico (GOM) barge drilling market, developing improvements in some international areas and additional project management revenues. We achieved this through our ongoing commitment to meet customers’ growing need for drill pipe, to align our barge rig fleet availability with customers’ drilling intentions, and to provide performance-oriented drilling solutions to selected international opportunities.
     Our third quarter highlights include:
•	Our Rental Tools segment continued to grow revenues and expand gross margin (segment gross margins exclude depreciation and amortization expense). We made further investments in drill pipe inventory to meet continued strong customer demand.

•	The Company’s U.S. barge drilling fleet realized increases in average dayrate and fleet utilization, compared with both the second quarter of 2011 and the third quarter of 2010.

•	The International Drilling segment had two previously idle rigs begin operating during the quarter. In addition, two idle rigs in Algeria received tender awards during the period.

•	Parker was awarded a three-year Operations and Maintenance (O&M) contract for the Talisman-owned Coral Sea heli-rig during the third quarter.
     Our primary markets appear to have some established momentum. Customer demand for drill pipe in the North American shale plays continued to grow. Our investment in inventory for this market is only beginning to catch up to demand. We have continued interest from operators in securing shallow water GOM barge drilling rigs for multi-well programs. This has supported improved rig fleet utilization and dayrates. In some international markets the increased tendering that occurred in prior periods has begun to lead to tender awards, though this is still somewhat tentative. The growing need for development of oil and gas properties in challenging conditions continues to expand the interest in fit-for-purpose drilling solutions.
Outlook
     Looking ahead through the end of the year, we expect further improvement in U.S. market conditions and continued stability in our selected international drilling markets.
•	We expect continued growth in demand for rental tools in the U.S. land drilling market. The current focus on liquids-rich shale drilling and the continued increase in footage drilled due to longer laterals should support continued demand for rental tools. In addition, the recovery of deepwater drilling in GOM presents further opportunities for our rental tools business. We continue to focus on meeting customers’ needs and expect to purchase additional inventory to meet their requirements.

•	Drilling activity in the shallow water of the GOM has led to improved utilization and dayrates for the barge drilling business. We believe demand in the barge market will continue to be stable, supported by the current range of oil prices and the interest in drilling deeper oil and gas prospects.

•	In our selected international drilling markets, our rig utilization appears to have stabilized. The growth in international spending by E&P companies provides good reason to expect support for this level of business. Rig tender activity in several markets where we operate has been good and contract awards are being made.

•	The portfolio of our Project Management and Engineering Services segment has grown to provide a foundation of activity on which we expect to grow. Some of the early-stage engineering work in which we are currently engaged could lead to some expanded project-related work.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010
     Revenues of $176.6 million for the three months ended September 30, 2011 increased $4.6 million over the comparable 2010 period. The third quarter of 2010 included construction contract revenues of $27.8 million for the Liberty rig construction project that was suspended in November 2010. Excluding that project, revenues for the third quarter of 2011 would have been $32.3 million, or 22.4%, higher than for the comparable period of 2010. Operating gross margin increased over 200% to $50.1 million for the three months ended September 30, 2011 as compared to $13.4 million for the three months ended September 30, 2010. We recorded net income of $20.6 million for the three months ended September 30, 2011, as compared to net income of $0.5 million for the three months ended September 30, 2010.
     The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended September 30,
	2011		2010
		(Dollars in Thousands)
Revenues:
International Drilling	$51,352	29%	$53,614	31%
U.S. Drilling	28,895	17%	14,929	9%
Rental Tools	62,388	35%	48,114	28%
Project Management and Engineering Services	33,954	19%	27,599	16%
Construction Contract	—	0%	27,773	16%
Total revenues	$176,589	100%	$172,029	100%

Operating gross margin:
International Drilling gross margin excluding depreciation and amortization	$14,577	28%	$2,302	4%
U.S. Drilling gross margin excluding depreciation and amortization	11,466	40%	1,642	11%
Rental Tools gross margin excluding depreciation and amortization	43,706	70%	31,531	66%
Project Management and Engineering Services gross margin	7,928	23%	7,221	26%
Construction Contract gross margin	—	n/a	(349)	-1%
Depreciation and amortization	(27,581)		(28,904)
Total operating gross margin	50,096		13,443

General and administration expense	(8,760)		(7,064)
Gain on disposition of assets, net	623		1,176

Total operating income	$41,959		$7,555
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

				Project
				Management
	International			and Engineering	Construction
Three Months Ended	Drilling	U.S. Drilling	Rental Tools	Services (2)	Contract (2)
	(Dollars in Thousands)
September 30, 2011
Operating gross margin (1)	$2,131	$6,795	$33,242	$7,928	$—
Depreciation and amortization	12,446	4,671	10,464	—	—

Operating gross margin, excluding depreciation and amortization	$14,577	$11,466	$43,706	$7,928	$—

September 30, 2010
Operating gross margin (1)	$(11,328)	$(3,838)	$21,737	$7,221	$(349)
Depreciation and amortization	13,630	5,480	9,794	—	—

Operating gross margin, excluding depreciation and amortization	$2,302	$1,642	$31,531	$7,221	$(349)

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

(2)	The project management and engineering services segment and the construction contract segment do not incur depreciation and amortization.
International Drilling Segment
     International Drilling segment revenues decreased $2.3 million, or 4.2%, to $51.4 million for the third quarter of 2011 when compared to the third quarter of 2010. The lower revenues are primarily due to lower overall utilization, partially offset by the impact of higher average dayrates. Additionally, during the third quarter of 2010, we recognized $3.2 million of revenue on early cancellation of a rig in the CIS/AME region, for which no similar activity occurred during the third quarter of 2011.
     Revenues in our Asia Pacific region increased by $2.0 million, or 40.6%, to $7.0 million due primarily to the commencement of a drilling contract during the fourth quarter of 2010 in Papua New Guinea, partially offset by decreased revenues in New Zealand resulting from a decrease in rig utilization. Revenues in our Americas region decreased by $1.2 million to $26.3, or 4.3%, million mainly due to lower rig utilization in Mexico, partially offset by increased utilization and dayrates in Colombia. Revenues in our CIS/AME region decreased by $3.1 million, or 14.7%, to $18.1 million for the third quarter of 2011, primarily due to lower overall fleet utilization and a decline in reimbursable revenues. This was partially offset by increased dayrates for our Caspian Sea barge rig.
     International Drilling operating gross margin, excluding depreciation and amortization, was $14.6 million during the third quarter of 2011, an increase of $12.3 million when compared to the third quarter of 2010. The increase in operating gross margin for the third quarter of 2011 was primarily due to the inclusion in the 2010 third quarter of $6.4 million of expense related to a non-cash charge to write-off certain VAT assets and $1.7 million of expense for property tax assessments and other tax matters. Additionally, operating gross margins increased during the third quarter of 2011 due to lower labor costs on higher revenue for our Caspian Sea barge rig as compared to the third quarter 2010.
U.S. Drilling Segment
     U.S. Drilling segment revenues increased $14.0 million, or 93.5%, to $28.9 million for the third quarter of 2011 as compared with the third quarter of 2010. The increase in revenues was primarily due to overall increased utilization and higher average dayrates for the barge rig fleet.

     The U.S. Drilling segment’s operating gross margin, excluding depreciation and amortization, increased $9.8 million to $11.5 million for the third quarter of 2011 as compared with the third quarter of 2010. The more than five-fold increase in operating gross margin is due to an increase in both utilization and average dayrates that have increased each quarter of 2011.
Rental Tools Segment
     Rental Tools segment revenues increased $14.3 million, or 29.7%, to $62.4 million for the third quarter of 2011 as compared to the third quarter of 2010. The increase is primarily due to the increased demand for rental tools and continued strong utilization. The expanding use of lateral drilling and longer well-bores to exploit both shale deposits and conventional oil and gas reservoirs continues to contribute to greater market demand for our rental tools.
     Rental Tools segment operating gross margin, excluding depreciation and amortization, increased by $12.2 million, or 38.6%, in the current quarter as compared to the third quarter of 2010, primarily due to higher revenues and cost management.
Project Management and Engineering Services Segment
     Project Management and Engineering Services segment revenues increased $6.4 million, or 23.0%, to $34.0 million for the third quarter of 2011 as compared to the third quarter of 2010. This increase was primarily due to the Yastreb drilling rig relocation project, which began during the fourth quarter of 2010, the Coral Sea shipyard refurbishment and operations project, which began during the first quarter of 2011, and revenues from two front-end engineering projects that are in the early development stages. The ENL-owned, Parker-operated, Yastreb rig is being moved approximately 100 kilometers south on Sakhalin Island returning to its original drilling location. The Yastreb rig and Coral Sea projects include approximately $8.5 million of reimbursable costs, which add to Company revenues but have little direct impact on operating margins. The increase in segment revenues was partially offset by decreased revenues related to the Berkut platform project (previously described as the “Arkutun Dagi” project) as we enter the final labor phase, lower average day rates associated with our project management services on the Orlan Platform, and expiration at the end of the second quarter of 2011 of the Liberty rig O&M contract.
     Operating gross margin for this segment increased by $0.7 million, or 9.8%, for the third quarter of 2011 compared with the third quarter of 2010, primarily due to increased operating gross margins attributed to the Yastreb drilling rig move and the Coral Sea refurbishment program, partially offset by decreased operating gross margins on the Berkut platform project and expiration of the Liberty rig O&M contract at the end of the second quarter of 2011. The project management and engineering services segment and the construction contract segment do not incur depreciation and amortization.
Construction Contract Segment
     This segment includes only the Liberty extended-reach drilling rig construction project. There were no revenues or operating gross margins associated with this project in the third quarter of 2011 as compared to $27.8 million of revenues and $7.2 million of operating gross margin for the third quarter of 2010.
     The Liberty rig construction contract was a fixed fee and reimbursable contract accounted for on a percentage of completion basis. As of September 30, 2011 and 2010 we had recognized $334.2 million and $275.8 million in project-to-date revenues, respectively. We have recognized the entire $11.7 million fixed fee margin on the contract.
     In November 2010, BP informed us that it was suspending construction on the project to review the rig’s engineering and design, including its safety systems. The Liberty rig construction contract expired on February 8, 2011 prior to completion of the rig. Before expiration of the construction contract, BP identified several areas of concern relating to design, construction and invoicing for which it asked us to provide explanations and documentation, and we have done so. Although we have provided BP with the requested information, we do not know when or how these issues will be resolved with our client. At this point, construction on the rig is incomplete, and it cannot be completed until BP determines to resume construction.

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
Other Financial Data
     Gain on asset dispositions for the third quarter of 2011 and 2010 was $0.6 million and $1.2 million, respectively, and was primarily a result of gains on various asset sales during each period. The Company periodically sells equipment deemed to be excess or not currently required for operations.
     Interest expense decreased $0.8 million for the third quarter of 2011 as compared to the third quarter of 2010, due to a $1.2 million increase in capitalized interest on major projects offset by a $0.3 million increase in debt-related interest expense and a $0.1 million increase in debt amortization costs. Interest income was not significant during each quarter.
     General and administration expense increased $1.7 million for the third quarter of 2011 as compared to the third quarter of 2010 due primarily to an increase in legal and professional fees as the Company continues to work with the SEC and DOJ to resolve certain matters related to internal investigations (see further discussion in Note 9 in the Notes to Company financial statements).
     Income tax expense was $15.0 million for the third quarter of 2011, as compared to $0.8 million for the third quarter of 2010. The increase in current quarter tax expense is driven primarily by increased income (loss) before income taxes, differences in the mix of our domestic and international pre-tax earnings and losses, and the mix of international tax jurisdictions in which we operate.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010
     Revenues of $505.6 million for the nine months ended September 30, 2011 increased $19.4 million over the comparable 2010 period. The nine months ended September 30, 2011 and 2010, included construction contract revenues of $9.6 million and $68.7 million, respectively, for the Liberty rig construction project that was suspended in November 2010. Excluding that project, revenues for the third quarter of 2011 would have been $78.5 million, or 18.8%, higher from ongoing operations. Operating gross margin increased 136.6% to $112.3 million for the nine months ended September 30, 2011 as compared to $47.5 million for the nine months ended September 30, 2010. We recorded net income of $39.5 million for the nine months ended September 30, 2011, as compared to a net loss of $1.1 million for the nine months ended September 30, 2010.
     The following is an analysis of our operating results for the comparable quarters:

	Nine Months Ended September 30,
	2011		2010
		(Dollars in Thousands)
Revenues:
International Drilling	$136,107	27%	$170,421	35%
U.S. Drilling	70,876	14%	45,352	9%
Rental Tools	173,197	34%	123,288	26%
Project Management and Engineering Services	115,762	23%	78,403	16%
Construction Contract	9,638	2%	68,695	14%

Total revenues	$505,580	100%	$486,159	100%

Operating gross margin:
International Drilling gross margin excluding depreciation and amortization	$30,729	23%	$32,513	19%
U.S. Drilling gross margin excluding depreciation and amortization	22,569	32%	5,551	12%
Rental Tools gross margin excluding depreciation and amortization	118,658	69%	79,811	65%
Project Management and Engineering Services gross margin	22,111	19%	16,763	21%
Construction Contract gross margin	771	8%	(667)	-1%
Depreciation and amortization	(82,511)		(86,504)

Total operating gross margin	112,327		47,467

General and administration expense	(23,742)		(24,033)
Provision for reduction in carrying value of certain assets	—		—
Gain on disposition of assets, net	1,993		3,560

Total operating income	$90,578		$26,994

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

				Project
				Management
	International			and Engineering	Construction
Nine Months Ended	Drilling	U.S. Drilling	Rental Tools	Services (2)	Contract (2)
	(Dollars in Thousands)
September 30, 2011
Operating gross margin (1)	$(6,848)	$8,663	$87,630	$22,111	$771
Depreciation and amortization	37,577	13,906	31,028	—	—

Operating gross margin, excluding depreciation and amortization	$30,729	$22,569	$118,658	$22,111	$771

September 30, 2010
Operating gross margin (1)	$(8,319)	$(12,170)	$51,860	$16,763	$(667)
Depreciation and amortization	40,832	17,721	27,951	—	—

Operating gross margin, excluding depreciation and amortization	$32,513	$5,551	$79,811	$16,763	$(667)

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

(2)	The project management and engineering services segment and the construction contract segment do not incur depreciation and amortization.
International Drilling Segment
     International Drilling segment revenues decreased $34.3 million, or 20.1%, to $136.1 million for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010, primarily due to lower overall utilization in CIS/AME and the Americas regions.
     Revenues in our Americas region decreased by $11.5 million , or 14.5%, to $67.6 million mainly due to lower rig utilization and revenue-earned days in Mexico, partially offset by higher utilization in Colombia as we have added a third rig into this market. Revenues in our CIS/AME region decreased by $26.7 million, or 36.2%, to $47.1 million due to lower overall fleet utilization partially offset by increased dayrates on our Caspian Sea barge rig. In our Asia Pacific region, revenues increased by $3.9 million, or 22.2%, to $21.4 million due primarily to a rig re-entering the Papa New Guinea market yielding higher dayrates, despite a slight reduction in the region’s overall utilization.
International Drilling operating gross margin, excluding depreciation and amortization, decreased $1.8 million, or 5.5%, to $30.7 million for the nine months ended September 30, 2011, when compared to the 2010 first nine months. The decline in operating gross margin for the nine months ended September 30, 2011 was primarily due to lower revenues, partially offset by lower operating costs for our Caspian Sea barge rig as it incurred higher expenses during the first quarter 2010 related to the planned repair, refurbishment, and upgrade project. Additionally, during the nine months ended September 30, 2011, we recorded $0.8 million expense related to the estimated salvage cost of a barge rig that was stranded in Nigeria in 2003 as a result of civil unrest and associated security issues. We have no ongoing operations in Nigeria.

U.S. Drilling Segment
     U.S. Drilling segment revenues increased $25.5 million, or 56.3%, to $70.9 million for the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010. The increase in revenues was primarily due to higher utilization and increasing average dayrates during the course of 2011.
     U.S. Drilling segment operating gross margin, excluding depreciation and amortization, increased $17.0 million to $22.6 million for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010. The improved margins are a result of similar factors as described in the revenue change above, as average dayrates have increased each quarter of 2011.
Rental Tools Segment
     Rental Tools segment revenues increased $49.9 million, or 40.5%, to $173.2 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase is primarily due to the increased demand for rental tools and continued strong utilization. The expanding use of lateral drilling and longer well-bores to exploit both shale deposits and conventional oil and gas reservoirs continues to lead to greater market demand for our rental tools.
     Rental Tools segment operating gross margin, excluding depreciation and amortization, increased by $38.8 million, or 48.7%, during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily due to higher revenues, and the ability to leverage costs across these increasing revenue streams.
Project Management and Engineering Services Segment
     Project Management and Engineering Services segment revenues increased $37.4 million, or 47.7%, to $115.8 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This increase was primarily due to the Yastreb drilling rig relocation project, which began during the fourth quarter of 2010, the Coral Sea shipyard refurbishment and operations project, which began during the first quarter of 2011, and revenues from two front-end engineering projects that are in the early development stages. The ENL-owned, Parker-operated, Yastreb rig is being moved approximately 100 kilometers south on Sakhalin Island returning to its original drilling location. The Yastreb rig and Coral Sea projects include reimbursable costs which add to Company revenues, but have little direct impact on operating margins. Reimbursable revenues related to these projects for the nine months ended September 30, 2011 and 2010, respectively, were $36.5 million and $7.5 million. The increase in segment revenues was partially offset by decreased revenues related to the Berkut platform project (previously described as the “Arkutun Dagi project”), as we enter the final labor phase, lower average day rates associated with our project management services on the Orlan Platform, and expiration at the end of the second quarter of 2011 of the Liberty rig O&M contract.
     Operating gross margin for this segment increased by $5.4 million, or 31.9%, to 22.1 million for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010. The increase in operating gross margin was primarily due to the Yastreb drilling rig move, two front-end engineering projects that are in the early development stages, and the Coral Sea refurbishment program, partially offset by decreased operating gross margins on the Berkut platform project and expiration of the Liberty rig O&M contract at the end of the second quarter of 2011. The project management and engineering services segment and the construction contract segment do not incur depreciation and amortization.
Construction Contract Segment
     This segment includes only the Liberty extended-reach drilling rig construction project for use in the Alaskan Beaufort Sea. Construction contract segment revenues decreased $59.1 million to $9.6 million for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010. Operating gross margin for this segment increased $1.4 million for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010. The segment reported $0.7 million operating gross margin for the nine months ended September 30, 2011 resulting from close-out of the Liberty project and recognition of final percentage of completion revenues. The segment reported a $0.7 million gross margin loss for the nine months ended September 30, 2010 due to increase in total estimated construction costs and longer construction period. In November 2010, BP informed us that it was suspending construction on the project to review the rig’s engineering and design, including its safety systems.
     The Liberty rig construction contract was a fixed fee and reimbursable contract accounted for on a percentage of completion basis. As of September 30, 2011 and 2010 we had recognized $334.2 million and $275.8 million in project-to-date revenues, respectively. We have recognized the entire $11.7 million fixed fee margin on the contract.

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
Other Financial Data
     Gain on asset dispositions for the nine months ended September 30, 2011 and 2010 was $2.0 million and $3.6 million, respectively, and was primarily a result of gains on various asset sales during each period. The Company periodically sells equipment deemed to be excess or not currently required for operations.
     Interest expense decreased $3.3 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, due to a $4.6 million increase in capitalized interest on major projects (primarily the two rigs being built and deployed in Alaska) offset by a $0.9 million increase in debt-related interest expense and $0.3 million increase in debt amortization costs. Interest income was $0.2 for the nine months ended September 30, 2011 and 2010.
     General and administration expense decreased $0.3 million for the nine months ended September 30, 2011 with compared with the nine months ended September 30, 2010. The general and administrative cost reduction is due primarily to a reduction in professional fees and incentive related compensation, partially offset by an increase in legal fees and other corporate expenditures.
     Income tax expense was $33.3 million for the nine months ended September 30, 2011, as compared to $0.9 million for the nine months ended September 30, 2010. The increase in 2011 period tax expense is driven primarily by an increase in income before income taxes, differences in the mix of our domestic and international pre-tax earnings and losses, as well as the mix of international tax jurisdictions in which we operate. Included in tax expense for the nine months ended September 30, 2011 is a benefit of $0.8 million related to the effective settlement of an uncertain tax position.
LIQUIDITY AND CAPITAL RESOURCES
     We periodically evaluate our liability requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operational cash needs. To meet our short and long term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. However, we have recently, as well as in the past, sought to raise additional capital. Assuming that we are able to complete our debt refinancing as discussed below, we expect that, for the foreseeable future, cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the working capital necessary to support our strategy and fund planned capital expenditures.
     Our 2.125% Notes are schedule to mature in July 2012. As a result, the $125.0 million aggregate principal amount of 2.125% Notes are classified as a current obligation on our consolidated balance sheet at September 30, 2011. We intend to refinance the 2.125% Notes prior to maturity, and are currently considering alternatives to do so, which may include a public or private issuance of long term debt or refinancing through bank borrowings. In the event that we are not able to refinance the 2.125% Notes, we intend to repay them using cash on hand and borrowings under the Revolver, which we currently anticipate will be sufficient for such repayment. Although management believes we will be able to complete a refinancing transaction prior to the maturity of the 2.125% Notes, no assurances can be made that we will be able to do so. If we are unable to complete a refinancing or otherwise repay such debt using cash on hand and borrowings under our Revolver, we would be in default under the indenture governing the 2.125% Notes, which would also cause us to be in default under our Credit Agreement and the indenture governing our 9.125% Notes, which would result in all $492 million principal amount of current indebtedness outstanding under those agreements to be declared immediately due and payable.
Cash Flows
     As of September 30, 2011, we had cash and cash equivalents of $103.1 million, an increase of $51.7 million from December 31, 2010. The primary sources of cash for the nine-month period ended September 30, 2011 as reflected on the consolidated condensed statements of cash flows was $178.7 million from operating activities and $11.1 million from financing activities, which included a $50.0 million draw on the accordion feature of our Credit Agreement in the form of a Term Loan, offset by the repayment of the $25.0 million outstanding balance on our Revolver and $15.0 million payments against our Term Loans. The primary use of cash was $141.8 million for capital expenditures. Major capital expenditures for the year-to-date period included $69.0 million on the construction of two new rigs for work in Alaska and $54.3 million for tubulars and other rental tools for our rental tools segment.
As of September 30, 2010, we had cash and cash equivalents of $47.3 million, a decrease of $61.5 million from December 31, 2009. The primary sources of cash for the nine-month period ended September 30, 2010 as reflected on the consolidated condensed statements of cash flows was $85.7 million from operating activities and $29.8 million from financing activities. Financing activities included proceeds from the issuance of $300.0 million aggregate principal amount of 9.125% Notes, less $8.0 million of associated debt issuance costs, offset by the repayment of $225.0 million aggregate principal value of 9.625% Senior Notes and payment of $7.5 million of related debt extinguishment cost, $3.0 million quarterly payments on our term loan facility, and $42.0 million repayment of borrowings under the revolving credit facility. The primary use of cash was $181.6 million for capital expenditures. Major capital expenditures for the year-to-date period included $91.1 million on the construction of two new rigs for work in Alaska and $41.3 million for tubulars and other rental tools for our rental tools segment.
Financing Activity
     On April 1, 2011, we exercised the accordion feature under the Credit Agreement and entered into an amendment to the Credit Agreement that increased the aggregate current commitment under the Credit Agreement to $159.0 million, and borrowed an additional $50.0 million under a Term Loan. Funding was provided by certain current Lenders and Barclays Bank PLC, which joined as a lender under the Credit Agreement. Use of proceeds includes repayment of the $25.0 million outstanding on the Revolver, purchases of additional rental tool inventory and for general corporate purposes. The additional Term Loan began amortizing at $3.0 million per quarter beginning June 30, 2011, raising the quarterly amortization to $6.0 million. Upon the completion of the transaction, total borrowings under the Term Loan were $79.0 million and there are no borrowings under the Revolver.
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
     On May 15, 2008, we entered into the Credit Agreement with a five-year senior secured $80.0 million Revolver and a Term Loan of up to $50.0 million. Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries, except for domestic subsidiaries owned by foreign subsidiaries and certain immaterial subsidiaries, each of which has executed a guaranty. The Credit Agreement contains customary affirmative and negative covenants such as minimum ratios for consolidated leverage, consolidated interest coverage and consolidated senior secured leverage, with which we were in compliance at September 30, 2011 and December 31, 2010.
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
     As of September 30, 2011, there was $67.0 million outstanding on the Term Loan, $6.3 million in letters of credit outstanding, and zero outstanding on the Revolver. As of September 30, 2011, the amount utilized represents approximately 7.9% of the capacity of the Revolver.
We had total long-term debt, including current portion, of $487.2 million as of September 30, 2011, which consisted of:
•	$300.0 million aggregate principal amount of 9.125% Notes, which are due April 1, 2018;

•	$67.0 million Term Loan under our 2008 Credit Facility, $24.0 million of which is classified as short term; and

•	$125.0 million aggregate principal amount of 2.125% Notes, which are due July 15, 2012, less $4.8 million in unamortized debt discount, all of which is classified as short term. We intend to refinance the 2.125% Notes, in full or in part, before they mature.

     As of September 30, 2011, we had approximately $176.8 million of liquidity which consisted of $103.1 million of cash and cash equivalents on hand and $73.7 million of availability under our Revolving Credit Facility.
Contractual Obligations
     The following table summarizes our future contractual cash obligations as of September 30, 2011:

		Less than	Years	Years	More than
	Total	1 Year	1 - 3	4 - 5	5 Years
	(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$492,000	$149,000	$43,000	$—	$300,000
Long-term debt — interest (1)	183,412	31,758	55,841	54,750	41,063
Operating leases (2)	28,639	7,346	7,363	5,278	8,651
Purchase commitments (3)	12,634	12,634	—	—	—

Total contractual obligations	$716,685	$200,738	$106,204	$60,028	$349,714

Commercial commitments:
Long-term debt — standby letters of credit (4)	6,312	6,312	—	—	—

Total commercial commitments	$6,312	$6,312	$—	$—	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.125% Notes, the 2.125% Notes, and the Term Loan. The remaining unamortized discount of $4.8 million on the 2.125% Notes is not included in the contractual cash obligations schedule.

(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(3)	Purchase commitments outstanding as of September 30, 2011 are primarily related to rig upgrade projects and new rig construction.

(4)	We have an $80.0 million revolving credit facility. As of September 30, 2011, we had no borrowings under the Revolver and $6.3 million of availability has been used to support letters of credit that have been issued, resulting in $73.7 million of availability. The revolving credit facility expires May 14, 2013.
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
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We performed evaluations under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.
     Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Issuer Purchases of Equity Securities

	Total Number
	of Shares	Average Price
Period	Purchased	Paid Per Share
July 1-31, 2011	50,380	$6.65
August 1-31, 2011	1,696	$5.44
September 1-30, 2011	7,935	$5.44

Total	60,011	$5.74

ITEM 6. EXHIBITS
(a) Exhibits: The following exhibits are filed or furnished as a part of this report:

Exhibit
Number		DESCRIPTION
10.1	—	First Amendment dated August 29, 2011 to First Amended and Restated Employment Agreement between Mr. Robert L. Parker Jr. and Parker Drilling Company, effective March 21, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2011).

10.2	—	First Amendment dated August 29, 2011 to Employment Agreement between Mr. David C. Mannon and Parker drilling Company, effective October 23, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 30, 2011).

10.3	—	First Amendment dated August 29, 2011 to Employment Agreement between Mr. W. Kirk Brassfield and Parker Drilling Company, effective December 29, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2011.)

10.4	—	First Amendment dated August 29, 2011 to Employment Agreement between Mr. Jon-Al Duplantier and Parker Drilling Company, effective March 21, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K on August 30, 2011.)

31.1	—	David C. Mannon, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d- 14(a) Certification.

32.1	—	David C. Mannon, President and Chief Executive Officer, Section 1350 Certification.

32.2	—	W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Section 1350 Certification.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER DRILLING COMPANY
Date: November 4, 2011	By:	/s/ David C. Mannon
David C. Mannon
President and Chief Executive Officer

	By:	/s/ W. Kirk Brassfield
W. Kirk Brassfield
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number		DESCRIPTION
10.1	—	First Amendment dated August 29, 2011 to First Amended and Restated Employment Agreement between Mr. Robert L. Parker Jr. and Parker Drilling Company, effective March 21, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2011).

10.2	—	First Amendment dated August 29, 2011 to Employment Agreement between Mr. David C. Mannon and Parker drilling Company, effective October 23, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 30, 2011).

10.3	—	First Amendment dated August 29, 2011 to Employment Agreement between Mr. W. Kirk Brassfield and Parker Drilling Company, effective December 29, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2011.)

10.4	—	First Amendment dated August 29, 2011 to Employment Agreement between Mr. Jon-Al Duplantier and Parker Drilling Company, effective March 21, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K on August 30, 2011.)

31.1	—	David C. Mannon, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d- 14(a) Certification.

32.1	—	David C. Mannon, President and Chief Executive Officer, Section 1350 Certification.

32.2	—	W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Section 1350 Certification.