Form 10-Q
period 2012-03-31
PARKER DRILLING CO /DE/
filed 2012-05-04
CIK 76321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2012, there were 117,610,161 common shares outstanding.

Page
Part I. Financial Information	3
Item 1. Financial Statements	3
Consolidated Condensed Balance Sheets March 31, 2012 (Unaudited) and December 31, 2011	3
Consolidated Condensed Statements of Operations (Unaudited) Three Months Ended March 31, 2012 and 2011	4
Consolidated Condensed Statements of Cash Flows (Unaudited) Three Months Ended March 31, 2012 and 2011	5
Notes to the Unaudited Consolidated Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures about Market Risk	36
Item 4. Controls and Procedures	36

Part II. Other Information	37
Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6. Exhibits	38
Signatures	39
Exhibit 4.1
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,996	$97,869
Accounts and notes receivable, net of allowance for bad debts of $1,724 and $1,544 at March 31, 2012 and December 31, 2011	191,206	183,923
Rig materials and supplies	25,413	29,947
Deferred costs	4,989	3,249
Deferred income taxes	5,823	6,650
Other tax assets	34,063	25,358
Assets held for sale	5,315	5,315
Other current assets	8,641	15,302

Total current assets	344,446	367,613

Property, plant and equipment less accumulated depreciation and amortization of $993,410 and $970,276 at March 31, 2012 and December 31, 2011	750,804	719,809
Deferred income taxes	106,018	108,311
Other noncurrent assets	24,685	20,513

Total assets	$1,225,953	$1,216,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$147,249	$145,723
Accounts payable and accrued liabilities	119,799	135,250
Accrued income taxes	5,184	4,837

Total current liabilities	272,232	285,810

Long-term debt	331,000	337,000
Other long-term liabilities	30,087	33,452
Long-term deferred tax liability	18,250	15,934
Contingencies (Note 11)	—	—
Stockholders’ equity:
Common stock	19,584	19,508
Capital in excess of par value	640,974	637,042
Accumulated deficit	(85,552)	(111,944)

Total controlling interest stockholders’ equity	575,006	544,606
Noncontrolling interest	(622)	(556)

Total equity	574,384	544,050

Total liabilities and stockholders’ equity	$1,225,953	$1,216,246

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share and Weighted Average Shares Outstanding)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$176,569	$156,179
Expenses:
Operating expenses	94,932	107,376
Depreciation and amortization	27,619	27,599

	122,551	134,975

Total operating gross margin	54,018	21,204

General and administration expense	(5,497)	(6,806)
Gain on disposition of assets, net	492	1,004

Total operating income	49,013	15,402

Other income and (expense):
Interest expense	(8,037)	(5,861)
Interest income	26	47
Change in fair value of derivative positions	(49)	—
Other	16	11

Total other expense	(8,044)	(5,803)

Income before income taxes	40,969	9,599

Income tax expense:
Current tax expense	9,631	4,018
Deferred tax expense	5,012	821

Total income tax expense	14,643	4,839

Net income	26,326	4,760
Less: Net (loss) attributable to noncontrolling interest	(66)	(67)

Net income attributable to controlling interest	$26,392	$4,827

Basic earnings per share:	$0.23	$0.04
Diluted earnings per share:	$0.22	$0.04
Number of common shares used in computing earnings per share:
Basic	116,848,516	115,119,277
Diluted	118,404,491	116,322,199

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$26,326	$4,760
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	27,619	27,599
Gain on disposition of assets	(492)	(1,004)
Deferred income tax expense	5,012	821
Expenses not requiring cash	6,999	4,453
Change in accounts receivable	(6,280)	(9,747)
Change in other assets	(3,419)	37,379
Change in liabilities	(20,000)	(23,504)

Net cash provided by operating activities	35,765	40,757

Cash flows from investing activities:
Capital expenditures	(59,433)	(50,664)
Proceeds from the sale of assets	736	1,561
Proceeds from insurance settlements	—	250

Net cash used in investing activities	(58,697)	(48,853)

Cash flows from financing activities:
Repayments of term loan	(6,000)	(3,000)
Proceeds from stock options exercised	—	135
Excess tax benefit from stock based compensation	59	1,125

Net cash used in financing activities	(5,941)	(1,740)

Net increase in cash and cash equivalents	(28,873)	(9,836)
Cash and cash equivalents, beginning of year	97,869	51,431

Cash and cash equivalents, end of period	$68,996	$41,595

Supplemental cash flow information:
Interest paid	$1,929	$1,933
Income taxes paid	$17,009	$1,389

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	General

In the opinion of the management of Parker Drilling Company (Parker Drilling), the accompanying unaudited consolidated condensed financial statements reflect all adjustments of a normally recurring nature which are necessary for a fair presentation of: (1) the financial position as of March 31, 2012 and December 31, 2011, (2) the results of operations for the three-month periods ended March 31, 2012 and 2011, and (3) cash flows for the three-month periods ended March 31, 2012 and 2011. Results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that will be realized for the year ending December 31, 2012. The financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

Nature of Operations — Parker Drilling, together with its subsidiaries (the Company), is a provider of contract drilling and drilling-related services. Our rental tools subsidiary specializes in oil and gas drilling rental tools, providing high-quality, reliable equipment, such as drill pipe, heavy-weight drill pipe, tubing, high-torque connections, blowout preventers (BOPs) and drill collars used for drilling, workover and production applications.

Our business, both internationally and within North America, provides extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas. Additionally, our international drilling business includes other project management services, such as labor, maintenance, and logistics for operators who own their own drilling rigs, but choose Parker Drilling to operate the rigs for them. At March 31, 2012, our combined U.S. and international marketable rig fleet consisted of 15 barge drilling rigs and 25 land rigs located in the United States, Latin America, and certain Eastern Hemisphere regions. Our Technical Services business includes engineering and related project services during the concept development, pre-FEED (Front End Engineering and Design), and FEED phases of our customer owned drilling facility projects. As these projects mature, we strive to continue providing the same services during the Engineering, Procurement, Construction and Installation (EPCI) phase.

Segment Reporting — As of December 31, 2011, we re-aligned our reporting segments to be consistent with recent changes to our drilling organization. We have six distinct operating segments:

•	Rental Tools

•	U.S. Barge Drilling

•	U.S. Drilling

•	International Drilling

•	Technical Services

•	Construction Contract

As of December 31, 2011, we expanded our segments by one, adding a U.S. Drilling segment, represented primarily by our two Arctic Alaska Drilling Units (AADU) rigs in Alaska. Our U.S. Barge Drilling segment, previously referred to as the U.S. Drilling segment, represents our U.S. Gulf of Mexico barge business and remained unchanged. We aligned our international operations more closely with the management structure. Our previous three international geographic regions (Americas, CIS/AME, and Asia Pacific) are now two – Latin America and Eastern Hemisphere. Each region includes all drilling-related operations, whether conducted using a Parker-owned rig or a customer-owned rig pursuant to an Operations and Maintenance (O&M) contract. Our technical services activities, which primarily include our engagement in engineering support initiatives, pre-FEED, FEED and EPCI projects that have the potential to evolve into future O&M opportunities, are now reported as an individual segment. Our Rental Tools and Construction Contract segments remain unchanged. Amounts presented throughout this document for the three-month period ended March 31, 2011 have been revised to conform to current period presentation.

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

Reimbursable Costs — The Company recognizes reimbursements received for out-of-pocket expenses incurred as revenues and accounts for out-of-pocket expenses as direct operating costs. Such amounts totaled $7.7 million, and $14.3 million during the three months ended March 31, 2012, and 2011, respectively.

Use of Estimates — The preparation of financial statements in accordance with accounting policies generally accepted in the United States (U.S. GAAP) requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the date of the financial statements, and our revenue and expenses during the periods reported. Estimates are typically used when accounting for certain significant items, such as legal or contractual liability accruals, mobilization and deferred mobilization, revenue and cost accounting for projects that follow the percentage of completion method, self-insured medical/dental plans, and other items requiring the use of estimates. Estimates are based on a number of variables which may include third party valuations, historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ from management estimates.

Concentrations of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables with a variety of national and international oil and gas companies. We generally do not require collateral on our trade receivables.

At March 31, 2012 and December 31, 2011, we had deposits in domestic banks in excess of federally insured limits of approximately $11.3 million and $10.2 million, respectively. In addition, we had deposits in foreign banks, which were not insured at March 31, 2012 and December 31, 2011, of $33.3 million and $38.4 million, respectively.

Our customer base consists primarily of major, independent, national and international oil and gas companies and integrated service providers. We depend on a limited number of customers. For the three-month period ended March 31, 2012, no single customer contributed 10 percent or more to our year to date consolidated revenues. All of our segments depend on one or a limited number of key customers, the loss of any one or more which could have a material adverse effect on the segment.

Construction Contract — For the periods reported, our construction contract business included only the Liberty drilling rig construction project for BP. In November 2010, our customer, BP, informed us that it was suspending construction on the project to review the rig’s engineering and design, including its safety systems. The Liberty rig construction contract was a fixed fee and reimbursable contract accounted for on a percentage of completion basis. As of December 31, 2011, we had recognized $335.5 million in revenues and $11.7 million of margin on the contract.

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

After expiration of the construction contract, the Company and BP continued activities to preserve and maintain the rig under the “pre-operations” phase of our contract, which was entered into in August 2009 and expired on July 1, 2011. A new consulting services agreement was reached between the Company and BP effective July 1, 2011. Under the consulting services agreement, the Company assisted BP with technical support in a review of the rig’s design, the creation of a new statement of requirements for the rig, and the transition of documentation and materials to BP. All work under the consulting agreement has been completed and we are engaged with BP on construction contract close-out resolution.

Capitalized Interest — Interest from external borrowings is capitalized on major projects until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets. Capitalized interest costs reduce net interest expense in the consolidated condensed statements of operations. During the three-months ended March 31, 2012 and 2011, we capitalized interest costs primarily related to the construction of the two new AADU rigs of $2.4 million and $4.4 million, respectively.

2.	Asset Impairment

During the fourth quarter of 2011, in accordance with the impairment or disposal of long-lived assets subsections of ASC 360-10, Property, Plant and Equipment, we recorded a non-cash pre-tax impairment charge of $170.0 million related to our AADU rigs due to the extended construction and commissioning schedule and related costs. The AADU rigs are reported as part of the U.S. Drilling segment.

3.	Earnings per share (EPS)

	Three Months Ended March 31, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$26,392,000	116,848,516	$0.23
Effect of dilutive securities:
Stock options and restricted stock		1,555,975	(0.01)

Diluted EPS:	$26,392,000	118,404,491	$0.22

	Three Months Ended March 31, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$4,827,000	115,119,277	$0.04
Effect of dilutive securities:
Stock options and restricted stock		1,202,922	—

Diluted EPS:	$4,827,000	116,322,199	$0.04

4.	Reportable Segments

We report our business activities in six business segments: (1) Rental Tools, (2) U.S. Barge Drilling, (3) U.S. Drilling, (4) International Drilling, (5) Technical Services, and (6) Construction Contract. We eliminate inter-segment revenue and expenses. The following table represents the results of operations by reportable segment:

	Three Months Ended March 31,
Operations by Reportable Industry Segment	2012	2011
	(Dollars in Thousands)
Revenues:
Rental Tools	$66,284	$52,319
U.S. Barge Drilling	27,835	15,920
U.S. Drilling(2)	—	—
International Drilling	78,750	69,936
Technical Services	3,700	8,366
Construction Contract	—	9,638

Total revenues	176,569	156,179

Operating income:
Rental Tools(1)	33,602	24,095
U.S. Barge Drilling(1)	7,157	(2,680)
U.S. Drilling(1)	(1,547)	(341)
International Drilling(1)	14,559	(694)
Technical Services(1)	247	1,567
Construction Contract(1)	—	(743)

Total operating income	54,018	21,204

General and administrative expense	(5,497)	(6,806)
Gain on disposition of assets, net	492	1,004

Total operating income	49,013	15,402

Interest expense	(8,037)	(5,86l )
Interest income	26	47
Changes in fair value of derivative positions	(49)	—
Other	16	11

Income before income taxes	$40,969	$9,599

(1)	Operating income is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
(2)	As of March 31, 2012, this segment had not begun generating revenue.

5.	Assets Held for Sale

Assets held for sale of $5.3 million as of March 31, 2012 was comprised of the net book value of three land rigs and related inventory. We have received a down payment on these assets and associated inventories and consummation of the sales is targeted for 2012. The three rigs are part of our Eastern Hemisphere fleet, and prior to being classified as assets held for sale, were included in the international drilling segment. We expect the carrying amount of the assets, less costs to sell, will be fully recoverable through sale of the assets.

6.	Accounting for Uncertainty in Income Taxes

The Company applies the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At March 31, 2012, we had a liability for unrecognized tax benefits of $15.7 million (which includes $8.6 million of benefits which would favorably impact our effective tax rate upon recognition). As of March 31, 2011, we had a liability for unrecognized tax benefits of $16.2 million primarily related to foreign operations. In addition, the Company recognizes interest and penalties that could be applied to uncertain tax positions in income tax expense. As of March 31, 2012 and December 31, 2011, we had approximately $8.7 million and $8.4 million, respectively, of accrued interest and penalties that could be applied to uncertain tax positions.

7.	Income Tax Benefit/Expense

Income tax expense was $14.6 million for the first quarter of 2012, as compared to income tax expense of $4.8 million for the first quarter of 2011. The increase in current quarter tax expense is driven primarily by higher pre-tax earnings of $41.0 million for the first quarter of 2012 as compared to $9.6 million for the first quarter of 2011.

8.	Long-Term Debt

Our 2.125% Convertible Senior Notes (2.125% Notes) are scheduled to mature in July 2012. As a result, the $125.0 million aggregate principal amount of the 2.125% Notes is classified as a current obligation on our consolidated balance sheet at March 31, 2012. Subsequent to quarter end, we issued an additional $125.0 million aggregate principal amount of our existing 9.125% Senior Notes (9.125% Notes) at a price of 104.0% of par, resulting in gross proceeds of $130.0 million. Net proceeds from the offering will be utilized to repurchase the 2.125% Notes pursuant to a tender offer commenced on April 11, 2012 or to repay any non-tendered 2.125% Notes at their stated maturity, July 15, 2012. The tender offer price is $1,003.27 for each $1,000 principal amount of 2.125% Notes, plus accrued and unpaid interest.

The following table illustrates the Company’s current debt portfolio as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(Dollars in Thousands)
9.125% Senior Notes, due April 2018	$300,000	$300,000
2.125% Convertible Senior Notes, due July 2012	123,249	121,723
Term Note	55,000	61,000
Revolving Credit Facility	—	—

Total debt	478,249	482,723

Less current portion	147,249	145,723
Total long-term debt	$331,000	$337,000

9.125% Senior Notes, due April 2018

On March 22, 2010, we issued $300.0 million aggregate principal amount of 9.125% Senior Notes due 2018 (9.125% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A. (Trustee). The 9.125% Notes were issued at par with interest payable on April 1 and

October 1 of each year, beginning October 1, 2010. Net proceeds from the 9.125% Notes offering were primarily used to redeem the $225.0 million aggregate principal amount of our 9.625% Senior Notes due 2013 and to repay $42.0 million of borrowings under our Revolver. As noted above, we issued and sold an additional $125.0 million aggregate principal amount of 9.125% Notes in April 2012.

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

2.125% Convertible Senior Notes, due July 2012

On July 5, 2007, we issued $125.0 million aggregate principal amount of 2.125% Convertible Senior Notes (2.125% Notes) due July 2012. As of March 31, 2012, the 2.125% Notes are classified as current debt in our consolidated condensed balance sheet.

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

As of March 31, 2012 and December 31, 2011, none of the conditions allowing holders of the 2.125% Notes to convert had been met. However, as of April 15, 2012, holders may surrender convertible notes for conversion at any time until the close of business on the second business day immediately preceding the maturity date.

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

Debt issuance costs related to the 2.125% Notes of approximately $3.6 million are being amortized over the five year term of the 2.125% Notes using the effective interest method. As of March 31, 2012, the unamortized debt issuance costs were $0.2 million. Holders may surrender convertible notes for conversion at any time on or after April 15, 2012 until the close of business on the second business day immediately preceding the maturity date. Proceeds from the transaction of $110.2 million were used to redeem our outstanding senior floating rate notes, to pay the net cost of hedge and warrant transactions, and for general corporate purposes. As noted above, on April 11, 2012 we commenced a tender offer to purchase any and all of the 2.125% Notes.

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

Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries, each of which has executed guaranty agreements. The Credit Agreement contains customary affirmative and negative covenants with which we were in compliance as of March 31, 2012 and December 31, 2011. The Credit Agreement terminates on May 14, 2013.

Revolver:

Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. The Applicable Rate varies from a rate per annum ranging from 2.75 percent to 3.25 percent for LIBOR rate loans and 1.75 percent to 2.25 percent for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the Credit Agreement). Revolving loans are available subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and rental equipment of the Company and its subsidiary guarantors. There were no revolving loans outstanding at March 31, 2012 or December 31, 2011. Letters of credit outstanding totaled $2.7 million as of March 31, 2012 and December 31, 2011.

Term Loan:

The Term Loan originated at $50.0 million and required quarterly principal payments of $3.0 million. Interest on the Term Loan accrues at either a Base Rate plus 2.25 percent or LIBOR plus 3.25 percent. On April 1, 2011, the company expanded its Term Loan Facility by $50.0 million. Funding was provided by certain current lenders and Barclays Bank PLC, which joined as a lender under the Credit Agreement. We used the proceeds from the additional Term Loan to repay the $25.0 million outstanding on the Revolver, purchase additional rental tool inventory, and for general corporate purposes. The additional Term Loan amortizes $3.0 million per quarter beginning June 30, 2011. Upon the completion of the transaction, total borrowings under the Term Loan Facility were $79.0 million. Amortization on the Term Loans is $6.0 million per quarter. The outstanding balance on the Term Loan at March 31, 2012 and December 31, 2011 was $55.0 million and $61.0 million, respectively.

9.	Derivative Financial Instruments

The Company entered into two variable-to-fixed interest rate swap agreements as a strategy to manage the floating rate risk on the Term Loan borrowings under the Credit Agreement. The two agreements fix the interest rate on a notional amount of $73.0 million of borrowings at 3.878% for the period beginning June 27, 2011 and terminating May 14, 2013. The notional amount of the swap agreements will decrease correspondingly with amortization of the Term Loan. We do not apply hedge accounting to the agreements and, accordingly, the Company reports the mark-to-market change in the fair value of the interest rate swaps in earnings. For the quarter ended March 31, 2012, the Company recognized in earnings a nominal loss relating to these accounts.

10.	Fair Value of Financial Instruments

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

The amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. Fair values and related carrying values of our debt instruments are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Long-term Debt
9.125% Notes	$300,000	$319,500	$300,000	$315,000
2.125% Notes	125,000	124,535	125,000	123,204

Total	$425,000	$444,035	$425,000	$438,204

The carrying amount of our interest rate swap agreements represents the estimated fair value, measured using Level 2 inputs. At March 31, 2012 and December 31, 2011, the carrying amount of our interest rate swap agreements was $0.2 million and $0.1 million, respectively, recorded in other long-term liabilities on our consolidated condensed balance sheets.

As discussed in Note 2, in accordance with the Impairment or disposal of long-lived assets subsections of ASC 360-10, Property, Plant and Equipment, during the fourth quarter of 2011, the Company recorded a non-cash pre-tax impairment charge of $170.0 million related to the AADU rigs in order to record them at their fair value of $169.5 million. The fair value of the AADU rigs was based on expected future cash flows using Level 3 inputs discounted at a 10 percent rate of interest.

Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the three months ended March 31, 2012.

11.	Contingencies

Asbestos-Related Claims

We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At March 31, 2012, there were approximately 15 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the State of Mississippi.

The subsidiaries named in these asbestos-related lawsuits intend to defend themselves vigorously and, based on the information available to us at this time, we do not expect the outcome to have a material adverse effect on our financial condition, results of operations or cash flows. However, we are unable to predict the ultimate outcome of these lawsuits. No amounts were accrued at March 31, 2012.

Gulfco Site

In 2003, we received an information request under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) designating Parker Drilling Offshore Corporation, a subsidiary of Parker Drilling, as a potentially responsible party with respect to the Gulfco Marine Maintenance, Inc. Superfund Site in Freeport, Texas (EPA No. TX 055144539). The subsidiary responded to this request and in January 2008 received an administrative order to participate in an investigation of the site and a study of the remediation needs and alternatives. The EPA alleges that the subsidiary is a successor to a party who owned the Gulfco site during the time when chemical releases took place there. In December 2010, we entered into an agreement with two other potentially responsible parties, pursuant to which we agreed to pay 20 percent of past and future costs to study and remediate the site. The EPA recently issued notice letters to several other parties who may also participate in funding the site remediation costs. As of March 31, 2012, the Company had made certain participating payments and had accrued $0.7 million for our portion of certain unreimbursed past costs and the estimated future cost of remediation.

Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation

As previously disclosed, we received requests from the United States Department of Justice (DOJ) in July 2007 and the United States Securities and Exchange Commission (SEC) in January 2008 relating to our utilization of the services of a customs agent. The DOJ and the SEC are conducting parallel investigations into possible violations of U.S. law by us, including the FCPA. In particular, the DOJ and the SEC are investigating certain of our operations relating to countries in which we currently operate or formerly operated, including Kazakhstan and Nigeria. We are fully cooperating with the DOJ and SEC investigations and conducted an internal investigation into potential customs and other issues in Kazakhstan and Nigeria. The internal investigation has identified issues relating to potential non-compliance with applicable laws and regulations, including the FCPA, with respect to operations in Kazakhstan and Nigeria. At this point, we are unable to predict the duration, scope or result of the DOJ or the SEC investigation or whether either agency will commence any legal action. We are currently in continuing discussions with the DOJ and SEC regarding a potential settlement of this matter, but no agreement has been reached with either agency. We cannot predict or estimate whether or when a resolution with each will occur, or the terms, conditions, or other parameters of any such resolution (including the size of any monetary penalties or disgorgement). Therefore, we have not made any accrual in our consolidated financial statements as of March 31, 2012, with respect to the investigations.

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

On June 3, 2010, Mohamed Kassamali, a purported stockholder of the Company, filed a derivative action in the state court of Harris County, Texas against our current directors and the Company as a nominal defendant. The lawsuit alleges that the individual defendants breached their fiduciary duties to the Company related to the issues described above under “Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation.” On June 22, 2010, the Fuchs Family Trust, a purported stockholder of the Company, filed a substantially similar lawsuit in the state court of Harris County, Texas. On June 23, 2010, Kenneth Flacks, a purported stockholder of the Company, also filed a substantially similar lawsuit in the state court of Harris County, Texas. The lawsuits seek damages related to the alleged breaches of duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The damages sought include both compensatory and exemplary damages in an unspecified amount, along with various other forms of relief and an award of attorney fees, other costs, and expenses to the plaintiffs. All defendants have retained counsel, and on October 15, 2010, the three cases pending in the state court of Harris County, Texas were consolidated under the Kassamali case number and restyled as In re Parker Drilling Derivative Litigation. Plaintiffs filed a consolidated amended petition on April 7, 2011. On May 23, 2011, defendants filed special exceptions to that petition, which were fully briefed as of August 8, 2011. On December 9, 2011, the Court granted a 90-day deferral of the action. A hearing on the special exceptions is anticipated in May 2012.

On August 31, 2010, Douglas Freuler, a purported stockholder of the Company, filed a derivative action in the United States District Court for the Southern District of Texas against our current directors, select officers, and the Company as a nominal defendant. The lawsuit was substantially similar to those filed in the state court of Harris County, Texas, and alleges breach of fiduciary duties to the Company related to the issues described above under “Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation,” as well as abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The damages sought included both compensatory and exemplary damages in an unspecified amount, along with various other forms of relief and an award of attorney fees, other costs, and expenses to the plaintiffs. Defendants’ motions to dismiss the amended complaint were granted on June 30, 2011, and plaintiff was given thirty days to replead. Mr. Freuler filed his second amended complaint on July 20, 2011. Defendants’ motions to dismiss the second amended complaint were granted on March 14, 2012. On April 12, 2012, Mr. Freuler filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit.

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

PKD Kazakhstan continues to believe that it properly exercised its rights provided by the Convention and that MinFin improperly applied certain provisions of the Kazakhstan Tax Code. PKD Kazakhstan submitted a discretionary appeal to the Supreme Court of the Republic of Kazakhstan, and on October 13, 2011 the Supreme Court verbally announced its decision to not accept and consider the merits of the appeal. PKD Kazakhstan is considering its remaining available options for relief under Kazakhstan law and the Convention and anticipates taking this matter through the U.S. Competent Authority process, which may take months or years to resolve.

12.	Recent Accounting Pronouncements

Comprehensive Income — FASB ASU No. 2011-05, Presentation of Comprehensive Income, as amended by FASB ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, revises FASB ASC Topic 220, Comprehensive Income, to require that a registrant report comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The ASUs eliminate the option to present the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. Public entities are required to comply with the new reporting requirements for fiscal years beginning after December 15, 2011 and interim periods within those years. Calendar year-end companies must adopt the requirements for the quarter ended March 31, 2012. The adoption of this update did not have a material impact on our financial position, results of operations, cash flows, or disclosures.

Fair value measurements — Effective January 1, 2012, we adopted the accounting standards update that changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments included in this update are intended to clarify the applications of existing fair value measurement requirements. The update is effective for annual periods beginning after December 15, 2011. Our adoption did not have a material effect on the disclosures contained in our notes to the consolidated financial statements.

13.	Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements

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

We are providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEET

(Dollars in Thousands)

(Unaudited)

	March 31, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$34,861	$948	$33,187	$—	$68,996
Accounts and notes receivable, net	289,607	98,059	300,437	(496,897)	191,206
Rig materials and supplies	—	(467)	25,880	—	25,413
Deferred costs	—	—	4,989	—	4,989
Deferred income taxes	—	4,705	633	485	5,823
Other tax assets	68,326	(35,722)	1,766	(307)	34,063
Assets held for sale	—	—	5,315	—	5,315
Other current assets	788	325	7,528	—	8,641

Total current assets	393,582	67,848	379,735	(496,719)	344,446

Property, plant and equipment, net	79	514,919	235,806	—	750,804

Investment in subsidiaries and intercompany advances	758,264	(236,275)	1,364,952	(1,886,941)	—

Other noncurrent assets	43,682	67,371	19,285	365	130,703

Total assets	$1,195,607	$413,863	$1,999,778	$(2,383,295)	$1,225,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$147,249	$—	$—	$—	$147,249
Accounts payable and accrued liabilities	67,128	73,391	190,441	(211,161)	119,799
Accrued income taxes	(702)	1,684	4,557	(355)	5,184

Total current liabilities	213,675	75,075	194,998	(211,516)	272,232

Long-term debt	331,000	—	—	—	331,000
Other long-term liabilities	8,284	6,066	15,737	—	30,087
Long-term deferred tax liability	5,059	26,318	(14,021)	894	18,250
Intercompany payables	62,583	43,657	111,619	(217,859)	—
Contingencies	—	—	—	—	—

Stockholders’ equity:
Common stock	19,584	18,049	43,003	(61,052)	19,584
Capital in excess of par value	640,974	733,119	1,444,091	(2,177,210)	640,974
Retained earnings (accumulated deficit)	(85,552)	(488,421)	204,973	283,448	(85,552)

Total controlling interest stockholders’ equity	575,006	262,747	1,692,067	(1,954,814)	575,006

Noncontrolling interest	—	—	(622)	—	(622)

Total Equity	575,006	262,747	1,691,445	(1,954,814)	574,384

Total liabilities and stockholders’ equity	$1,195,607	$413,863	$1,999,778	$(2,383,295)	$1,225,953

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEET

(Dollars in Thousands)

(Unaudited)

	December 31, 2011
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

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three Months ended March 31, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	99,157	$103,025	$(25,613)	$176,569
Operating expenses	—	43,559	76,986	(25,613)	94,932
Depreciation and amortization	—	15,595	12,024	—	27,619

Total operating gross margin	—	40,003	14,015	—	54,018

General and administration expense (1)	(45)	(5,374)	(78)	—	(5,497)
Gain on disposition of assets, net	—	418	74	—	492

Total operating income (loss)	(45)	35,047	14,011	—	49,013

Other income and (expense):
Interest expense	(9,001)	(36)	(1,949)	2,949	(8,037)
Interest income	95	178	2,702	(2,949)	26
Changes in fair value of derivative positions	(49)	—	—	—	(49)
Other	—	13	3	—	16
Equity in net earnings of subsidiaries	31,900	—	—	(31,900)	—

Total other income and (expense)	22,945	155	756	(31,900)	(8,044)

Income (benefit) before income taxes	22,900	35,202	14,767	(31,900)	40,969

Income tax expense (benefit):
Current	(8,110)	11,479	6,262	—	9,631
Deferred	4,618	2,550	(2,156)	—	5,012

Total income tax expense (benefit)	(3,492)	14,029	4,106	—	14,643

Net income (loss)	26,392	21,173	10,661	(31,900)	26,326

Less: Net (loss) attributable to noncontrolling interest	—	—	(66)	—	(66)

Net income (loss) attributable to controlling interest	$26,392	$21,173	$10,727	$(31,900)	$26,392

(1)	General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three Months ended March 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$87,405	$108,091	$(39,317)	$156,179
Operating expenses	—	50,402	96,291	(39,317)	107,376
Depreciation and amortization	—	15,210	12,389	—	27,599

Total operating gross margin	—	21,793	(589)	—	21,204

General and administration expense (1)	(45)	(6,699)	(62)	—	(6,806)
Gain on disposition of assets, net	—	810	194	—	1,004

Total operating income (loss)	(45)	15,904	(457)	—	15,402

Other income and (expense):
Interest expense	(6,852)	(8,910)	(1,728)	11,629	(5,861)
Interest income	8,970	190	2,516	(11,629)	47
Other	—	—	11	—	11
Equity in net earnings of subsidiaries	3,965	—	—	(3,965)	—

Total other income and (expense)	6,083	(8,720)	799	(3,965)	(5,803)

Income (benefit) before income taxes	6,038	7,184	342	(3,965)	9,599

Income tax expense (benefit):
Current	(65)	222	3,861	—	4,018
Deferred	1,276	151	(606)	—	821

Total income tax expense	1,211	373	3,255	—	4,839

Net income (loss)	4,827	6,811	(2,913)	(3,965)	4,760

Less: Net loss attributable to noncontrolling interest	—	—	(67)	—	(67)

Net income (loss) attributable to controlling interest	$4,827	$6,811	$(2,846)	$(3,965)	$4,827

(1)	All field operations general and administration expenses are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Year Ended March 31, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:	$26,392	$21,173	$10,661	$(31,900)	$26,326
Net income (loss)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	15,595	12,024	—	27,619
Gain on disposition of assets	—	(418)	(74)	—	(492)
Deferred income tax expense	4,618	2,550	(2,156)	—	5,012
Expenses not requiring cash	6,839	191	(31)	—	6,999
Equity in net earnings of subsidiaries	(31,900)	—	—	31,900	—
Change in accounts receivable	(95)	(2,326)	(3,859)	—	(6,280)
Change in other assets	(20,726)	16,618	689	—	(3,419)
Change in liabilities	6,154	(24,103)	(2,051)	—	(20,000)

Net cash provided by (used in) operating activities	(8,718)	29,280	15,203	—	35,765

Cash flows from investing activities:
Capital expenditures	—	(56,611)	(2,822)	—	(59,433)
Proceeds from the sale of assets	—	697	39	—	736

Net cash (used in) investing activities	—	(55,914)	(2,783)	—	(58,697)

Cash flows from financing activities:
Pay down on term note	(6,000)	—	—	—	(6,000)
Excess tax benefit from stock-based compensation	59	—	—	—	59
Intercompany advances, net	(6,150)	23,370	(17,220)	—	—

Net cash provided by (used in) financing activities	(12,091)	23,370	(17,220)	—	(5,941)

Net change in cash and cash equivalents	(20,809)	(3,264)	(4,800)	—	(28,873)

Cash and cash equivalents at beginning of year	55,670	4,212	37,987	—	97,869

Cash and cash equivalents at end of year	$34,861	$948	$33,187	$—	$68,996

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three months ended March 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$4,827	$6,811	$(2,913)	$(3,965)	$4,760
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	15,210	12,389	—	27,599
Gain on disposition of assets	—	(810)	(194)	—	(1,004)
Deferred income tax expense	1,276	151	(606)	—	821
Expenses not requiring cash	4,507	—	(54)	—	4,453
Equity in net earnings of subsidiaries	(3,965)	—	—	3,965	—
Change in accounts receivable	6,968	24,315	(41,030)	—	(9,747)
Change in other assets	326	39,374	(2,321)	—	37,379
Change in liabilities	3,372	(66,599)	39,723	—	(23,504)

Net cash provided by operating activities	17,311	18,452	4,994	—	40,757

Cash flows from investing activities:
Capital expenditures	—	(47,233)	(3,431)	—	(50,664)
Proceeds from the sale of assets	—	1,360	201	—	1,561
Proceeds from insurance settlements		250			250

Net cash used in investing activities	—	(45,623)	(3,230)	—	(48,853)

Cash flows from financing activities:
Paydown on term note	(3,000)	—	—	—	(3,000)
Proceeds from stock options exercised	135	—	—	—	135
Excess tax benefit from stock-based compensation	1,125	—	—	—	1,125
Intercompany advances, net	(6,201)	22,638	(16,437)	—	—

Net cash provided by (used in) financing activities	(7,941)	22,638	(16,437)	—	(1,740)

Net change in cash and cash equivalents	9,370	(4,533)	(14,673)	—	(9,836)
Cash and cash equivalents at beginning of year	13,835	2,317	35,279	—	51,431

Cash and cash equivalents at end of period	$23,205	$(2,216)	$20,606	$—	$41,595

See accompanying notes to unaudited consolidated condensed financial statements.

14.	Subsequent Event

Pursuant to an Offering Memorandum dated April 11, 2012, we issued an additional $125.0 million aggregate principal amount of our existing 9.125% Notes. The notes were priced at 104.0% of par, resulting in gross proceeds of $130.0 million and a yield to maturity of 8.256%. The offering closed on April 25, 2012.

Also on April 11, 2012, the Company commenced an any and all cash tender offer for its $125.0 million aggregate principal amount of its outstanding 2.125% Notes. The tender offer will expire at midnight, Eastern Standard time, on May 8, 2012, unless extended or earlier terminated by the Company. Holders of 2.125% Notes who validly tender will receive $1,003.27 for each $1,000 principal amount of 2.125% Notes purchased in the tender offer, plus accrued and unpaid interest to, but not including, the settlement date.

On April 9, 2012, the Company entered into the Fourth Amendment to the Credit Agreement dated as of May 15, 2008 among the Company, the lenders party thereto and Bank of America N.A., as administrative agent. Pursuant to the Fourth Amendment, the Credit Agreement was amended to clarify the definition of permitted refinancing indebtedness under the Credit Agreement which allowed for the transactions described above to commence.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements contained in this Form 10-Q, other than statements of historical facts, are forward-looking statements for purposes of these provisions, including any statements regarding:

•	stability of prices and demand for oil and natural gas;

•	levels of oil and natural gas exploration and production activities;

•	demand for contract drilling and drilling-related services and demand for rental tools;

•	our future operating results and profitability;

•	our future rig utilization, dayrates and rental tools activity;

•	entering into new, or extending existing, drilling contracts and our expectations concerning when our rigs will commence operations under such contracts;

•	growth through acquisitions of companies or assets;

•	organic growth of our operations;

•	construction or upgrades of rigs and expectations regarding when these rigs will commence operations;

•	capital expenditures for acquisition of rigs, construction of new rigs or major upgrades to existing rigs;

•	scheduled delivery, commissioning and subsequent operation of our AADU rigs under the terms of our agreement with BP Exploration (Alaska) Inc.;

•	entering into joint venture agreements;

•	our future liquidity;

•	availability and sources of funds to refinance our debt and expectations of when debt will be reduced;

•	the outcome of pending or future legal proceedings, investigations, tax assessments and other claims;

•	the availability of insurance coverage for pending or future claims;

•	the enforceability of contractual indemnification in relation to pending or future claims; and

•	compliance with covenants under our debt agreements.

In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although our management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as those factors set forth in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2011, and any other cautionary language included in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:

•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business including Euro country failures and downgrades;

•	our inability to access the credit or bond markets;

•	U.S. credit market volatility resulting from the U.S. national debt and potential further downgrades of the U.S. credit rating;

•	the U.S. economy and the demand for natural gas;

•	low U.S. natural gas prices could adversely affect U.S. drilling and our barge rig and rental tools businesses;

•	worldwide demand for oil;

•	fluctuations in the market prices of oil and natural gas;

•	imposition of unanticipated trade restrictions;

•	unanticipated operating hazards and uninsured risks;

•	political instability, terrorism or war;

•	governmental regulations, including changes in accounting rules or tax laws that may impact our ability to remit funds to the U.S., that adversely affect the cost of doing business;

•	changes in the tax laws that would allow double taxation on foreign sourced income;

•	the outcome of our investigation and the parallel investigations by the SEC and DOJ into possible violations of U.S. law, including the FCPA;

•	adverse environmental events;

•	adverse weather conditions;

•	global health concerns;

•	changes in the concentration of customer and supplier relationships;

•	ability of our customers and suppliers to obtain financing for their operations;

•	unexpected cost increases for new construction and upgrade and refurbishment projects;

•	delays in obtaining components for capital projects and in ongoing operational maintenance and equipment certifications;

•	shortages of skilled labor;

•	unanticipated cancellation of contracts by customers or operators;

•	breakdown of equipment;

•	other operational problems including delays in start-up or commissioning of rigs;

•	changes in competition;

•	the effect of litigation and contingencies; and

•	other similar factors, some of which are discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and in our other reports and filings with the SEC.

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

OVERVIEW AND OUTLOOK

Overview

Our first quarter results demonstrate the strength and durability of our business strategy and our success in adapting to the effects of diverging trends in oil and natural gas prices in North America and uneven growth in international E&P spending. Our Rental Tools segment continued to grow, serving the increased need for premium drill pipe in shale plays. The U.S. Barge Drilling segment’s performance reflects increased drilling activity in the shallow waters of the U.S. Gulf of Mexico. Our International Drilling segment benefited from an increase in rig fleet average utilization and a higher average dayrate for our rigs, and an increase in the number of O&M projects. Our Technical Services segment’s results reflect the net impact of one project being completed and progression on others.

Outlook

Our current business activity and observed trends in our markets are expected to support continued strength in our business. Drilling for oil and liquids –rich gas targets continues to expand in the U.S., both on land and in the coastal waters of the U.S. Gulf of Mexico. In addition, the U.S. land drilling market continues to grow footage drilled, a prime indicator of demand for drill pipe and other rental tools. The worldwide E&P industry’s increased spending to develop oil and natural gas resources is expected to lead to more international drilling activity, including an expanded reach into challenging environments that require safe and efficient operations and more fit-for-purpose drilling solutions. We believe these trends and our balanced and diversified operations position us to continue to deliver solid results from our operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Revenues of $176.6 million for the three months ended March 31, 2012 increased $20.4 million over the comparable 2011 period. Operating gross margin increased over 150% to $54.0 million for the three months ended March 31, 2012 as compared with $21.2 million for the three months ended March 31, 2011. We recorded net income attributable to controlling interest of $26.4 million for the three months ended March 31, 2012, as compared with $4.8 million for the three months ended March 31, 2011.

The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended March 31,
	2012		2011
	(Dollars in Thousands)
Revenues:
Rental Tools	$66,284	37%	$52,319	34%
U.S. Barge Drilling	27,835	16%	15,920	10%
U.S. Drilling	—	0%	—	0%
International Drilling	78,750	45%	69,936	45%
Technical Services	3,700	2%	8,366	5%
Construction Contract	—	0%	9,638	6%

Total revenues	176,569	100%	156,179	100%

Operating gross margin:
Rental Tools gross margin excluding depreciation and amortization	44,654	67%	34,182	65%
U.S. Barge Drilling gross margin excluding depreciation and amortization	10,695	38%	1,817	11%
U.S. Drilling gross margin excluding depreciation and amortization	(466)		(213)
International Drilling gross margin excluding depreciation and amortization	26,507	34%	12,193	17%
Technical Services gross margin	247	7%	1,567	19%
Construction Contract gross margin	—	0%	(743)	–8%

Total operating gross margin excluding depreciation and amortization	81,637	46%	48,803	31%

Depreciation and amortization	(27,619)		(27,599)

Total operating gross margin	54,018		21,204
General and administrative expense	(5,497)		(6,806)
Gain on disposition of assets, net	492		1,004

Total operating income	$49,013		$15,402

Segment operating gross margins excluding depreciation and amortization, are computed as revenues less direct operating expenses, excluding depreciation and amortization expense, where applicable; segment operating gross margin percentages are computed as operating gross margin as a percent of revenues. The operating gross margin amounts and operating gross margin percentages should not be used as a substitute for those amounts reported under U.S. GAAP. However, we monitor our business segments based on several criteria, including operating gross margin. Management believes that this information is useful to our investors because it more accurately reflects cash generated by segment. Such operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

	Rental Tools	U.S. Barge Drilling	U.S. Drilling	International Drilling	Technical Services(2)	Construction Contract(2)
Three Months Ended March 31, 2012	(Dollars in Thousands)
Operating gross margin(1)	$33,602	$7,157	$(1,547)	14,559	$247	$—
Depreciation and amortization	11,052	3,538	1,081	11,948	—	—

Operating gross margin excluding depreciation and amortization	$44,654	$10,695	$(466)	$26,507	$247	—

Three Months Ended March 31, 2011
Operating gross margin(1)	$24,095	$(2,680)	$(341)	$(694)	$1,567	$(743)
Depreciation and amortization	10,087	4,497	128	12,887	—	—

Operating gross margin excluding depreciation and amortization	$34,182	$1,817	$(213)	$12,193	$1,567	$(743)

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
(2)	The Technical Services segment and the Construction Contract segment do not incur depreciation and amortization.

Rental Tools

Rental Tools segment revenues increased $14.0 million, or 26.7%, to $66.3 million for the first quarter of 2012 compared with $52.3 million for the first quarter of 2011. The increase was driven primarily by growth in demand for rental tools and pricing. The growing use of lateral drilling and longer well-bores to exploit both shale deposits and conventional oil and gas reservoirs in the U.S. continues to contribute to greater market demand for our rental tools.

Rental Tools segment operating gross margin excluding depreciation and amortization, increased by $10.5 million, or 30.6%, in the current quarter compared with the first quarter of 2011, primarily due to increased revenues and product positioning which allows for improved cost leverage.

U.S. Barge Drilling

U.S. Barge Drilling segment revenues increased $11.9 million, or 74.8%, to $27.8 million for the first quarter of 2012 compared with $15.9 million for the first quarter of 2011. The increase in revenues was primarily due to increased utilization and higher average dayrates for the U.S. barge rig fleet.

The U.S. Barge Drilling segment’s operating gross margin excluding depreciation and amortization, increased by $8.9 million to $10.7 million for the first quarter of 2012 compared with $1.8 million for the first quarter of 2011. The approximate five-fold increase in operating gross margin is due to an increase in both utilization and average dayrates for the barge rig fleet.

U.S. Drilling

As of March 31, 2012, the U.S. Drilling segment had not begun generating revenue. Operating gross margin excluding depreciation and amortization, was a loss of $0.5 million and $0.2 million for the three-month periods ended March 31, 2012 and 2011, respectively, and includes expenditures associated with re-entering the Alaskan market. The start-up costs include salaries and employee hiring-related expenditures, training and rental of facilities in Alaska to support our operations.

International Drilling

International Drilling segment revenues increased $8.8 million, or 12.6%, to $78.8 million for the first quarter of 2012 compared with $69.9 million for the first quarter of 2011. The higher revenues are primarily due to an increase in drilling revenue generated by the operation of rigs that we own partially offset by a decline in revenues from O&M contracts.

Revenues related to Parker-owned rigs increased $14.8 million, or 35.1%, to $56.9 million for the first quarter of 2012 compared with $42.1 million the first quarter of 2011 due to increases in revenue in both the Latin America and Eastern Hemisphere regions. Revenues in the Latin America region increased primarily due to increased utilization. Two rigs that had been idle for some or all of the 2011 first quarter were active in the 2012 first quarter. Revenues in the Eastern Hemisphere region increased primarily as a result of increased utilization, higher dayrates and increased amortization of revenue related to customer-funded reimbursable rig upgrades.

O&M revenues declined $6.0 million, or 21.5%, for the first quarter of 2012 compared with the first quarter of 2011. The decrease in revenues from our O&M contracts was primarily due to a decrease in reimbursable revenues related to a drilling rig relocation project which commenced during the first quarter of 2011 and was completed prior to December 31, 2011. The decrease in revenues was partially offset by an increase in revenue related to an O&M contract that was on stand-by rate during the first quarter of 2012 compared to minimal revenue in the 2011 first quarter related to a shipyard refurbishment project. O&M projects included approximately $4.4 million and $11.0 million of reimbursable costs for the three-month periods ended March 31, 2012 and 2011, respectively, which added to revenues but had little impact on operating margins.

International Drilling operating gross margin excluding depreciation and amortization, was $26.5 million during the first quarter of 2012, an increase of $14.3 million, or 117.4%, compared with $12.2 million for the first quarter of 2011. The increase in operating gross margin for the first quarter of 2012 was primarily due to higher dayrates and increased utilization and the inclusion in the 2011 first quarter of $1.1 million of expense related to a non-cash charge to write-off certain VAT assets in the Eastern Hemisphere region and $1.9 million of expense related to equity tax assessments in Latin America.

Technical Services

Technical Services segment revenues decreased $4.7 million, or 55.8%, to $3.7 million for the first quarter of 2012 compared with $8.4 million for the first quarter of 2011. This decrease was primarily due to expiration at the end of the second quarter of 2011 of the “pre-operations” phase of the Liberty rig O&M contract and transition of the Berkut platform project (previously described as the “Arkutun Dagi” project) from its engineering phase to a less revenue-intensive construction oversight and assistance phase. The decline in revenues was partially offset by revenues from two front-end engineering projects that are in the early development stages.

Operating gross margin for this segment decreased to $0.2 million for the first quarter of 2012 compared with $1.6 million for the first quarter of 2011. The decrease is primarily the result of decreased operating gross margins on the Berkut platform project offset by increased margins on the two front-end engineering projects. The Technical Services segment does not incur depreciation and amortization.

Construction Contract

This segment includes only the Liberty extended-reach drilling rig construction project for use in the Alaskan Beaufort Sea. Construction Contract segment revenues were zero for the three months ended March 31, 2012 compared with $9.6 million for the three months ended March 31, 2011. This segment reported zero and $0.7 million operating gross margin for the first quarter of 2012 and 2011, respectively. The operating gross margin generated during the first quarter of 2011 was due to preliminary close-out of the Liberty project and recognition of final percentage of completion revenues. The construction contract segment does not incur depreciation and amortization.

The Liberty rig construction contract was a fixed fee and reimbursable contract accounted for on a percentage of completion basis. As of December 31, 2011, we had recognized $335.5 million in project-to-date revenues. We have recognized $11.7 million of margin on the contract.

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

After expiration of the construction contract, the Company and BP continued activities to preserve and maintain the rig under the “pre-operations” phase of an O&M contract, which was entered into in August 2009 and expired on July 1, 2011. A new consulting services agreement was reached between the Company and BP effective July 1, 2011. Under the consulting services agreement, we assisted BP in a review of the rig’s design, the creation of a new statement of requirements for the rig, and the transition of documentation and materials to BP. All work under the consulting agreement has been completed and we are engaged with BP on construction contract close-out resolution.

Other Financial Data

Gains on asset dispositions for the first quarter of 2012 and 2011 were $0.5 million and $1.0 million, respectively, and were primarily the result of asset sales during each period. We periodically sell equipment deemed to be excess or not currently required for operations.

Interest expense increased $2.2 million for the first quarter of 2012 compared with the first quarter of 2011. This was due to a $2.1 million decrease in interest capitalized on major projects, primarily resulting from a reduction in the value of the AADUs following an impairment charge recorded during the fourth quarter of 2011. Interest income was not significant during each quarter.

General and administration expense decreased $1.3 million for the first quarter of 2012 compared with the first quarter of 2011 due primarily to a decrease in legal and professional fees associated with the SEC and DOJ investigations (see further discussion in Note 11 in the Notes to Company financial statements) in addition to a decrease in salaries and wages.

Income tax expense was $14.6 million for the first quarter of 2012, compared with $4.8 million for the first quarter of 2011. The increase in current quarter tax expense is driven primarily by higher pre-tax earnings of $41.0 million for the first quarter of 2012 as compared to $9.6 million for the first quarter of 2011.

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

Our 2.125% Convertible Senior Notes (2.125% Notes) are scheduled to mature in July 2012. As a result, the $125.0 million aggregate principal amount of the 2.125% Notes is classified as a current obligation on our consolidated balance sheet at March 31, 2012. Pursuant to an Offering Memorandum dated April 11, 2012, subsequent to quarter end, we issued an additional $125.0 million aggregate principal amount of our existing 9.125% Notes at a price of 104.0% of par, resulting in gross proceeds of $130.0 million. Net proceeds from the offering will be utilized to repurchase the 2.125% Notes pursuant to a tender offer commenced on April 11, 2012 or to repay any non-tendered 2.125% Notes at their stated maturity, July 15, 2012. The tender offer price is $1,003.27 for each $1,000 principal amount of 2.125% Notes, plus accrued and unpaid interest.

Cash Flows

As of March 31, 2012, we had cash and cash equivalents of $69.0 million, a decrease of $28.9 million from December 31, 2011. The primary uses of cash for the three month period ended March 31, 2012 were $59.4 million for capital expenditures and a $6.0 million payment on our Term Loan. Major capital expenditures for the first quarter of 2012 included $26.9 million on the construction of two new rigs for work in Alaska and $25.1 million for tubular and other rental tools for our Rental Tools segment. The primary source of cash for the first quarter of 2012 was $35.8 million from operating activities.

As of March 31, 2011, we had cash and cash equivalents of $41.6 million, an increase of $9.8 million from December 31, 2010. The primary source of cash for the three-month period ended March 31, 2011 as reflected on the consolidated condensed statements of cash flows was $40.8 million from operating activities. The primary use of cash was $50.7 million for capital expenditures and a $3.0 million payment on our Term Loan. Major capital expenditures for the year-to-date period included $26.1 million on the construction of two new rigs for work in Alaska and $15.8 million for tubulars and other rental tools for our Rental Tools segment.

Financing Activity

On May 15, 2008, we entered into the Credit Agreement with a five-year senior secured $80.0 million Revolver and a Term Loan of up to $50.0 million. Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries, except for domestic subsidiaries owned by foreign subsidiaries and certain immaterial subsidiaries, each of which has executed a guaranty. The Credit Agreement contains customary affirmative and negative covenants, such as minimum ratios for consolidated leverage, consolidated interest coverage and consolidated senior secured leverage, with which we were in compliance at March 31, 2012 and December 31, 2011.

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

On April 1, 2011, we exercised the accordion feature under the Credit Agreement and entered into an amendment to the Credit Agreement that increased the aggregate current commitment under the Credit Agreement to $159.0 million, and borrowed an additional $50.0 million under a Term Loan. Funding was provided by certain current lenders and Barclays Bank PLC, which joined as a lender under the Credit Agreement. Use of proceeds included repayment of the $25.0 million outstanding on the Revolver, purchases of additional rental tool inventory and general corporate purposes. The additional Term Loan began amortizing at $3.0 million per quarter beginning June 30, 2011, raising the quarterly amortization to $6.0 million. Upon the completion of the transaction, total borrowings under the Term Loan were $79.0 million and there were no borrowings under the Revolver.

On March 22, 2010, we issued $300.0 million aggregate principal amount of 9.125% Notes. The 9.125% Notes were issued at par with interest payable on April 1 and October 1, beginning October 1, 2010. We used the proceeds from the 9.125% Notes offering to redeem $225.0 million aggregate principal amount of our 9.625% Notes, to repay $42.0 million of borrowings under our Revolver and for general corporate purposes.

As of March 31, 2012, there was $55.0 million outstanding on the Term Loan, $2.7 million in letters of credit outstanding, and no amounts outstanding on the Company’s revolving credit facility.

We had total long-term debt, including current portion, of $478.2 million as of March 31, 2012, which consisted of:

•	$125.0 million aggregate principal amount of 2.125% Convertible Senior Notes due July 15, 2012, less an associated $1.8 million in unamortized debt discount, all of which is classified as short term.

•	$300.0 million aggregate principal amount of 9.125% Notes, due April 1, 2018; and

•	$55.0 million drawn against our 2008 credit facility, including no borrowings under our Revolver and $55.0 million under our Term Loan, $24.0 million of which is classified as current.

As noted above, in April 2012 we issued an additional $125 million of 9.125% Notes, the proceeds of which will be used to repurchase the 2.125% Notes.

As of March 31, 2012, we had approximately $146.3 million of liquidity which consisted of $69.0 million of cash and cash equivalents on hand and $77.3 million of availability under our Revolving Credit Facility.

Contractual Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2012:

	Total	Less than 1 Year	Years 1-3	Years 3-5	More than 5 Years
	(Dollars in Thousands)
Contractual cash obligations:
Long-term debt – principal (1)	$480,000	$149,000	$31,000	$—	$300,000
Long-term debt – interest (1)	167,138	29,958	55,055	54,750	27,375
Operating leases (2)	29,580	9,496	6,845	4,572	8,667
Purchase commitments (3)	14,644	14,644	—	—	—

Total contractual obligations	$691,362	$203,098	$92,900	$59,322	$336,042

Commercial commitments:
Long-term debt – standby
Revolving credit facility	$—	$—	$—	$—	$—
Standby letters of credit (4)	2,661	2,661	—	—	—

Total commercial commitments	$2,661	$2,661	$—	$—	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.125% Notes, the 2.125% Notes, and the Term Loan. The remaining unamortized discount of $1.8 million on the 2.125% Notes is not included in the contractual cash obligations schedule.
(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.
(3)	Purchase commitments outstanding as of March 31, 2012 are primarily related to rig upgrade projects and new rig construction.
(4)	We have an $80.0 million revolving credit facility. As of March 31, 2012, we had no borrowings under the Revolver and $2.7 million of availability has been used to support letters of credit that have been issued, resulting in $77.3 million of availability. The revolving credit facility expires May 14, 2013.

Off-Balance Sheet Arrangements

We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements or guarantees of third-party financial obligations. We have no energy or commodity contracts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by us from that reported in our 2011 Annual Report on Form 10-K filed with the SEC on March 6, 2012. For more information on market risk, see Part II, Item 7A in our 2011 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We performed evaluations under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 11, “Contingencies,” in Item 1 of Part I of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2011.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchase	Average Price Paid Per Share
January 1-31, 2012	—	$0.00
February 1-29, 2012	—	$0.00
March 1-31, 2012	106,958	$6.24

Total	106,958	$6.24

ITEM 6.	EXHIBITS

(a) Exhibits: The following exhibits are filed or furnished as a part of this report:

Exhibit Number		DESCRIPTION
4.1	—	Registration Rights Agreement, dated as of April 25, 2012, among Parker Drilling Company, the Guarantors named therein, and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2012).

10.1	—	Separation Agreement and Release dated as of March 5, 2012 between Parker Drilling Company and David C. Mannon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2012).

10.2	—	Second Amendment dated as of March 5, 2012 to First Amended and Restated Employment Agreement between Parker Drilling Company and Robert L. Parker Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2012).

10.3	—	Fourth Amendment to Credit Agreement, dated as of April 9, 2012, among Parker Drilling Company, as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders party thereto, and Bank of America N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 11, 2012.)

31.1	—	Robert L. Parker, Jr., Chairman, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d- 14(a) Certification.

32.1	—	Robert L. Parker, Jr., Chairman, President and Chief Executive Officer, Section 1350 Certification.

32.2	—	W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER DRILLING COMPANY

Date: May 4, 2012	By:	/s/ Robert L. Parker, Jr.
Robert L. Parker, Jr.
Chairman, President, and Chief Executive Officer

	By:	/s/ W. Kirk Brassfield
W. Kirk Brassfield
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		DESCRIPTION
4.1	—	Registration Rights Agreement, dated as of April 25, 2012, among Parker Drilling Company, the Guarantors named therein, and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2012).

10.1	—	Separation Agreement and Release dated as of March 5, 2012 between Parker Drilling Company and David C. Mannon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2012).

10.2	—	Second Amendment dated as of March 5, 2012 to First Amended and Restated Employment Agreement between Parker Drilling Company and Robert L. Parker Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2012).

10.3	—	Fourth Amendment to Credit Agreement, dated as of April 9, 2012, among Parker Drilling Company, as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders party thereto, and Bank of America N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 11, 2012.)

31.1	—	Robert L. Parker, Jr., Chairman, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d- 14(a) Certification.

32.1	—	Robert L. Parker, Jr., Chairman, President and Chief Executive Officer, Section 1350 Certification.

32.2	—	W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Section 1350 Certification.