Form 10-Q
period 2012-06-30
PARKER DRILLING CO /DE/
filed 2012-08-03
CIK 76321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2012, there were 118,049,935 common shares outstanding.

Page
Part I. Financial Information	3
Item 1. Financial Statements	3
Consolidated Condensed Balance Sheets June 30, 2012 (Unaudited) and December 31, 2011	3
Consolidated Condensed Statements of Operations (Unaudited) Three and Six Months Ended June 30, 2012 and 2011	4
Consolidated Condensed Statements of Cash Flows (Unaudited) Six Months Ended June 30, 2012 and 2011	5
Notes to the Unaudited Consolidated Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures about Market Risk	41
Item 4. Controls and Procedures	41

Part II. Other Information	43
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 6. Exhibits	44
Signatures	45
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,467	$97,869
Accounts and notes receivable, net of allowance for bad debts of $2,561 and $1,544 at June 30, 2012 and December 31, 2011	176,190	183,923
Rig materials and supplies	24,246	29,947
Deferred costs	2,859	3,249
Deferred income taxes	6,380	6,650
Other tax assets	34,517	25,358
Assets held for sale	5,312	5,315
Other current assets	12,363	15,302

Total current assets	339,334	367,613

Property, plant and equipment less accumulated depreciation and amortization of $1,016,353 and $970,276 at June 30, 2012 and December 31, 2011	770,761	719,809
Deferred income taxes	99,622	108,311
Other noncurrent assets	27,649	20,513

Total assets	$1,237,366	$1,216,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$51,136	$145,723
Accounts payable and accrued liabilities	107,461	135,250
Accrued income taxes	5,271	4,837

Total current liabilities	163,868	285,810

Long-term debt	429,888	337,000
Other long-term liabilities	29,535	33,452
Long-term deferred tax liability	17,830	15,934
Contingencies (Note 11)	—	—
Stockholders’ equity:
Common stock	19,696	19,508
Capital in excess of par value	642,616	637,042
Accumulated deficit	(65,469)	(111,944)

Total controlling interest stockholders’ equity	596,843	544,606
Noncontrolling interest	(598)	(556)

Total equity	596,245	544,050

Total liabilities and stockholders’ equity	$1,237,366	$1,216,246

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share and Weighted Average Shares Outstanding)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$178,925	$172,812	$355,494	$328,991
Expenses:
Operating expenses	104,526	104,683	199,458	212,059
Depreciation and amortization	27,959	27,332	55,578	54,931

	132,485	132,015	255,036	266,990

Total operating gross margin	46,440	40,797	100,458	62,001

General and administration expense	(7,420)	(7,948)	(12,917)	(14,752)
Gain on disposition of assets, net	1,368	366	1,860	1,370

Total operating income	40,388	33,215	89,401	48,619

Other income and (expense):
Interest expense	(8,925)	(5,755)	(16,962)	(11,616)
Interest income	53	133	79	179
Loss on extinguishment of debt	(1,649)	—	(1,649)	—
Change in fair value of derivative positions	38	(137)	(11)	(137)
Other	20	123	36	134

Total other expense	(10,463)	(5,636)	(18,507)	(11,440)

Income before income taxes	29,925	27,579	70,894	37,179
Income tax expense	9,817	13,464	24,460	18,303

Net income	20,108	14,115	46,434	18,876
Less: Net income (loss) attributable to noncontrolling interest	25	(58)	(41)	(125)

Net income attributable to controlling interest	$20,083	$14,173	$46,475	$19,001

Basic earnings per share	$0.17	$0.12	$0.40	$0.16
Diluted earnings per share	$0.17	$0.12	$0.39	$0.16
Number of common shares used in computing earnings per share:
Basic	117,410,212	116,144,818	117,129,364	115,634,881
Diluted	118,526,879	117,253,588	118,623,037	116,750,717

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$46,434	$18,876
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	55,578	54,931
Loss on extinguishment of debt	1,649	—
Gain on disposition of assets	(1,860)	(1,370)
Deferred income tax expense	10,432	7,194
Expenses not requiring cash	11,789	8,355
Change in accounts receivable	9,161	(12,063)
Change in other assets	(7,138)	48,938
Change in accrued income taxes	923	—
Change in liabilities	(31,437)	(28,962)

Net cash provided by operating activities	95,531	95,899

Cash flows from investing activities:
Capital expenditures	(109,531)	(99,377)
Proceeds from the sale of assets	2,340	2,353
Proceeds from insurance settlements	—	250

Net cash used in investing activities	(107,191)	(96,774)

Cash flows from financing activities:
Proceeds from issuance of debt	130,000	50,000
Repayment of senior notes	(122,852)	—
Repayments of term loan	(12,000)	(9,000)
Repayments of revolver	—	(25,000)
Payments of debt issuance costs	(3,537)	(504)
Payments of debt extinguishment costs	(402)	—
Proceeds from stock options exercised	—	183
Excess tax benefit from stock based compensation	49	1,260

Net cash provided by (used in) financing activities	(8,742)	16,939

Net increase (decrease) in cash and cash equivalents	(20,402)	16,064
Cash and cash equivalents, beginning of year	97,869	51,431

Cash and cash equivalents, end of period	$77,467	$67,495

Supplemental cash flow information:
Interest paid	$16,989	$16,328
Income taxes paid	$28,307	$4,926

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	General

In the opinion of the management of Parker Drilling Company (Parker Drilling), the accompanying unaudited consolidated condensed financial statements reflect all adjustments of a normally recurring nature which are necessary for a fair presentation of: (1) Parker Drilling’s financial position as of June 30, 2012 and December 31, 2011, (2) Parker Drilling’s results of operations for the three and six month periods ended June 30, 2012 and 2011, and (3) Parker Drilling’s cash flows for the six-month periods ended June 30, 2012 and 2011. Results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that will be realized for the year ending December 31, 2012. The financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

Nature of Operations — Parker Drilling, together with its subsidiaries (the Company), is a provider of contract drilling and drilling-related services. Our rental tools business specializes in providing equipment such as drill pipe, tubing, high-torque connections, blowout preventers (BOPs) and drill collars for use in drilling, work-over and production applications.

We have extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas both internationally and within North America. Additionally, our international drilling business provides project management services, such as labor, maintenance, and logistics for operators who own their own drilling rigs, but choose Parker Drilling to operate the rigs for them. At June 30, 2012, our combined U.S. and international marketable rig fleet consisted of 15 barge drilling rigs and 25 land rigs located in the United States, Latin America, and certain Eastern Hemisphere regions. Our Technical Services business includes engineering and related project services during the concept development, pre-FEED (Front End Engineering and Design), and FEED phases of our customer-owned drilling facility projects. As these projects mature, we strive to continue providing the same services during the Engineering, Procurement, Construction and Installation (EPCI) phase.

Segment Reporting — As of December 31, 2011, we re-aligned our reporting segments to be consistent with recent changes to our organization. We have six distinct operating segments:

•	Rental Tools

•	U.S. Barge Drilling

•	U.S. Drilling

•	International Drilling

•	Technical Services

•	Construction Contract

As of December 31, 2011, we added the U.S. Drilling segment, represented primarily by our two Arctic Alaska Drilling Units (AADU) rigs in Alaska. Our U.S. Barge Drilling segment, previously referred to as the U.S. Drilling segment, represents our U.S. Gulf of Mexico barge business and remains unchanged. We aligned our international operations more closely with the management structure. Our previous three international geographic regions (Americas, CIS/AME, and Asia Pacific) are now two – Latin America and Eastern Hemisphere. Each region includes all drilling-related operations, whether conducted using a Parker-owned rig or a customer-owned rig pursuant to an Operations and Maintenance (O&M) contract. Our technical services activities, which primarily include our engagement in engineering support initiatives, pre-FEED, FEED and EPCI projects that have the potential to evolve into future O&M opportunities, are now reported as an individual segment. Our Rental Tools and Construction Contract segments remain unchanged. Certain amounts presented in this Form 10-Q for the three and six-month periods ended June 30, 2011 have been revised to conform to the current period presentation.

Consolidation — The consolidated condensed financial statements include the accounts of Parker Drilling and subsidiaries over which we exercise control or in which have a controlling financial interest, including entities, if any, in which the Company is allocated a majority of the entity’s losses or returns, regardless of ownership percentage. If a subsidiary of Parker Drilling has a 50 percent interest in an entity but Parker Drilling’s interest in the subsidiary or the entity does not meet the consolidation criteria described above, then that interest is accounted for under the equity method.

Reclassifications — Certain reclassifications have been made to prior period amounts to conform with the current period presentation. These reclassifications did not have a material effect on our consolidated condensed statements of operations, consolidated condensed balance sheets or consolidated condensed statements of cash flows.

Use of Estimates — The preparation of financial statements in accordance with accounting policies generally accepted in the United States (U.S. GAAP) requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the date of the financial statements, and our revenue and expenses during the periods reported. Estimates are typically used when accounting for certain significant items, such as allowance for doubtful accounts, legal or contractual liability accruals, mobilization and deferred mobilization, revenue and cost accounting for projects that follow the percentage of completion method, self-insured medical/dental plans, income taxes and valuation allowance, and other items requiring the use of estimates. Estimates are based on a number of variables which may include third party valuations, historical experience and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ from management estimates.

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

Reimbursable Costs — We recognize reimbursements received for out-of-pocket expenses as revenues and account for out-of-pocket expenses as direct operating costs. Such amounts totaled $10.1 million, and $20.8 million during the second quarters of 2012 and 2011, respectively, and $17.7 million and $35.0 million for the six months ended June 30, 2012 and 2011, respectively.

Concentrations of Credit Risk — Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables. We generally do not require collateral on our trade receivables.

At June 30, 2012 and December 31, 2011, we had deposits in domestic banks in excess of federally insured limits of approximately $15.3 million and $10.2 million, respectively. In addition, as of June 30, 2012 and December 31, 2011, we had deposits in foreign banks which were not insured of $38.6 million and $38.4 million, respectively.

Our customer base consists primarily of major, independent, national and international oil and gas companies and integrated service providers. We depend on a limited number of customers. Our two largest customers constituted 9.9 percent and 9.5 percent, respectively, of our total year-to-date revenues as of

June 30, 2012. Each of our segments depends on a limited number of key customers and the loss of any one or more key customers could have a material adverse effect on a segment.

Construction Contract — For the periods reported, our construction contract business included only the Liberty drilling rig construction project for BP. In November 2010, BP, informed us that it was suspending construction on the project to review the rig’s engineering and design, including its safety systems. The Liberty rig construction contract was a fixed fee and reimbursable contract accounted for on a percentage of completion basis. As of December 31, 2011, we had recognized $335.5 million in revenues and $11.7 million of margin on the contract.

The Liberty rig construction contract expired on February 8, 2011 prior to completion of the rig. Before expiration of the construction contract, BP identified several areas of concern relating to design, construction and invoicing for which it asked us to provide explanations and documentation, and we did so. Although we provided BP with the requested information, we do not know when or how these issues will be resolved with our client.

After expiration of the construction contract, the Company and BP continued activities to preserve and maintain the rig under the “pre-operations” phase of our operations contract, which was entered into in August 2009 and expired on July 1, 2011. A new consulting services agreement was reached between us and BP effective July 1, 2011. Under the consulting services agreement, we assisted BP with technical support in a review of the rig’s design, the creation of a new statement of requirements for the rig, and the transition of documentation and materials to BP. All work under the consulting agreement has been completed and we are engaged with BP on construction contract close-out resolution. In June 2012, BP publicly announced that it had made the decision to suspend the Liberty project indefinitely. We do not know whether or how that decision may impact our discussions with BP related to contract close-out.

Capitalized Interest — Interest from external borrowings is capitalized on major projects until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets in the same manner as the underlying assets. Capitalized interest reduces net interest expense in the consolidated condensed statements of operations. We capitalized interest costs primarily related to the construction of the two new AADU rigs of $3.0 million and $4.7 million during the second quarters of 2012 and 2011, respectively, and $5.4 million and $9.2 million for the six months ended June 30, 2012 and 2011, respectively.

2.	Asset Impairment

During the fourth quarter of 2011, we evaluated the present value of the future cash flows related to our AADU rigs in accordance with the impairment or disposal of long-lived assets subsections of ASC 360-10, Property, Plant and Equipment. As a result, we recorded a non-cash pre-tax impairment charge of $170.0 million ($109.1 million after tax) due to the extended construction and commissioning schedule and related costs. The AADU rigs are reported as part of the U.S. Drilling segment.

3.	Earnings per share (EPS)

	Three Months Ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$20,083,000	117,410,212	$0.17
Effect of dilutive securities:
Stock options and restricted stock		1,116,667	$—

Diluted EPS	$20,083,000	118,526,879	$0.17

	Six Months Ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$46,475,000	117,129,364	$0.40
Effect of dilutive securities:
Stock options and restricted stock		1,493,673	$(0.01)

Diluted EPS	$46,475,000	118,623,037	$0.39

	Three Months Ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$14,173,000	116,144,818	$0.12
Effect of dilutive securities:
Stock options and restricted stock		1,108,770	$—

Diluted EPS	$14,173,000	117,253,588	$0.12

	Six Months Ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$19,001,000	115,634,881	$0.16
Effect of dilutive securities:
Stock options and restricted stock		1,115,836	$—

Diluted EPS	$19,001,000	116,750,717	$0.16

There were no options outstanding during the three and six month periods ended June 30, 2012. All options outstanding during the three months ended June 30, 2011 were included in the computation of diluted EPS as the options’ exercise prices were less than the average market price of the common shares. For the six months ended June 30, 2011, options to purchase 15,000 shares at an exercise price of $5.91 were excluded from the calculation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the six month period and therefore would have been anti-dilutive.

4.	Reportable Segments

We report our business activities in six business segments: (1) Rental Tools, (2) U.S. Barge Drilling, (3) U.S. Drilling, (4) International Drilling, (5) Technical Services, and (6) Construction Contract. We eliminate inter-segment revenues and expenses. The following table represents the results of operations by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Operations by Reportable Industry Segment	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
Revenues:
Rental Tools	$65,002	$58,490	$131,286	$110,809
U.S. Barge Drilling	33,292	26,060	61,127	41,980
U.S. Drilling(2)	—	—	—	—
International Drilling	76,923	79,725	155,673	149,661
Technical Services	3,708	8,537	7,408	16,903
Construction Contract	—	—	—	9,638

Total revenues	178,925	172,812	355,494	328,991

Operating gross margin:
Rental Tools(1)	31,251	30,566	64,853	54,664
U.S. Barge Drilling(1)	11,014	4,451	18,171	1,769
U.S. Drilling(1)	(1,623)	(340)	(3,170)	(681)
International Drilling(1)	6,056	2,816	20,615	2,123
Technical Services(1)	(258)	1,789	(11)	3,355
Construction Contract(1)	—	1,515	—	771

Total operating gross margin	46,440	40,797	100,458	62,001
General and administrative expense	(7,420)	(7,948)	(12,917)	(14,752)
Gain on disposition of assets, net	1,368	366	1,860	1,370

Total operating income	40,388	33,215	89,401	48,619
Interest expense	(8,925)	(5,755)	(16,962)	(11,616)
Interest income	53	133	79	179
Loss on extinguishment of debt	(1,649)	—	(1,649)	—
Changes in fair value of derivative positions	38	(137)	(11)	(137)
Other	20	123	36	134

Income before income taxes	$29,925	$27,579	$70,894	$37,179

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
(2)	As of June 30, 2012, this segment had not begun generating revenue.

5.	Assets Held for Sale

Assets held for sale of $5.3 million as of June 30, 2012 was comprised of the net book value of three land rigs and related inventory. We have received a down payment on these assets and associated inventories and consummation of the sales is targeted for 2012. The three rigs are part of our Eastern Hemisphere fleet, and prior to being classified as assets held for sale, were included in the international drilling segment. We expect the carrying amount of the assets, less costs to sell, will be fully recoverable through sale of the assets.

6.	Accounting for Uncertainty in Income Taxes

We apply the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At June 30, 2012, we had a liability for unrecognized tax benefits of $14.8 million (which includes $6.9 million of benefits which would favorably impact our effective tax rate upon recognition). As of June 30, 2011, we had a liability for unrecognized tax benefits of $16.2 million ($5.8 million of which, if recognized, would favorably impact our effective tax rate) primarily related to foreign operations. In addition, we recognize interest and penalties that could be applied to uncertain tax positions in periodic income tax expense. As of June 30, 2012 and December 31, 2011, we had approximately $8.1 million and $8.4 million, respectively, of accrued interest and penalties related to uncertain tax positions.

7.	Income Tax Benefit/Expense

Income tax expense was $9.8 million for the second quarter of 2012, as compared to $13.5 million for the second quarter of 2011. The decrease was driven primarily by utilization of net operating losses during the second quarter of 2012 that were not present during 2011 and release of reserves due to expiration of the statute of limitations associated with uncertain tax positions taken on returns in Latin America.

8.	Long-Term Debt

The following table illustrates the Company’s debt portfolio as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(Dollars in Thousands)
9.125% Senior Notes, due April 2018 (Issued March 22, 2010)	$300,000	$300,000
9.125% Senior Notes, due April 2018 (Issued April 25, 2012)	129,888	—
2.125% Convertible Senior Notes, due July 2012	2,136	121,723
Term Note	49,000	61,000

Total debt	481,024	482,723
Less current portion	51,136	145,723

Total long-term debt	$429,888	$337,000

9.125% Senior Notes, due April 2018

On March 22, 2010, we issued $300.0 million aggregate principal amount of 9.125% Senior Notes (9.125% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 9.125% Notes offering were primarily used to redeem the $225.0 million aggregate principal amount of our 9.625% Senior Notes due 2013 and to repay $42.0 million of borrowings under our senior secured revolving credit facility (Revolver).

On April 25, 2012, we issued an additional $125.0 million aggregate principal amount of 9.125% Notes at a price of 104.0% of par, resulting in gross proceeds of $130.0 million. Substantially all of the net proceeds from the offering were utilized to repurchase $122.9 million aggregate principal amount of the 2.125% Convertible Senior Notes due July 2012 (2.125% Notes) tendered pursuant to a tender offer on May 9, 2012.

The 9.125% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 9.125% Notes are jointly and severally guaranteed by substantially all of our direct and indirect domestic subsidiaries other than immaterial subsidiaries and subsidiaries generating revenue primarily outside the United States. Interest on the 9.125% Notes is payable on April 1 and October 1 of each year.

At any time prior to April 1, 2013, we may redeem up to 35 percent of the aggregate principal amount of the 9.125% Notes at a redemption price of 109.125 percent of the principal amount, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings by us. On and after April 1, 2014, we may redeem all or a part of the 9.125% Notes upon appropriate notice, at a redemption price of 104.563 percent of the principal amount, and at redemption prices decreasing each year thereafter to par beginning April 1, 2016. If we experience certain changes in control, we must offer to repurchase the 9.125% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

The Indenture restricts our ability and the ability of certain subsidiaries to: (i) sell assets, (ii) pay dividends or make other distributions on capital stock or redeem or repurchase capital stock or subordinated indebtedness, (iii) make investments, (iv) incur or guarantee additional indebtedness; (v) create or incur liens; (vi) enter into sale and leaseback transactions; (vii) incur dividend or other payment restrictions affecting subsidiaries, (viii) merge or consolidate with other entities, (ix) enter into transactions with affiliates, and (x) engage in certain business activities. Additionally, the Indenture contains certain restrictive covenants designating certain events as Events of Default. These covenants are subject to a number of important exceptions and qualifications.

2.125% Convertible Senior Notes, due July 2012

On July 5, 2007, we issued $125.0 million aggregate principal amount of 2.125% Notes. As noted above, May 9, 2012, we repurchased $122.9 million aggregate principal amount of the 2.125% Notes pursuant to a tender offer. The tender offer price was $1,003.27 for each $1,000 principal amount of 2.125% Notes, plus accrued and unpaid interest. This repurchase resulted in the recording of debt extinguishment costs of $1.6 million related to the write-down of previously recorded debt costs and debt discount associated with the 2.125% Notes. The $2.1 million aggregate principal amount of non-tendered 2.125% Notes was subsequently paid off at their stated maturity on July 15, 2012.

Concurrently with the issuance of the 2.125% Notes, we purchased a convertible note hedge (note hedge) and sold warrants in private transactions with counterparties that were different than the ultimate holders of the 2.125% Notes. The note hedge allowed us to receive shares of our common stock from the counterparties to the transaction equal to the amount of common stock related to the excess conversion value that we would issue and/or pay to the holders of the 2.125% Notes upon conversion. The warrants allow us to sell 9,027,713 common shares at a strike price of $18.29 per share. The note hedge expired on July 15, 2012, the maturity date of the 2.125% Notes. The warrants begin expiring on October 15, 2012 by expiring ratably over the following 90 business days, until the final warrants expire on February 22, 2013.

The aggregate principal amount of remaining non-tendered 2.125% Notes at June 30, 2012 were classified as current debt in our consolidated condensed balance sheets. Because we had the choice of settling the call options and the warrants in cash or shares of our common stock and these contracts met all of the applicable criteria for equity classification, the cost of the call options and proceeds from the sale of the warrants were classified in stockholders’ equity in the consolidated condensed balance sheets. In addition, because both of these contracts are classified in stockholders’ equity and are indexed solely to our common stock, they are not accounted for as derivatives.

Debt issuance costs related to the 2.125% Notes of approximately $3.6 million were amortized over the five year term of the 2.125% Notes using the effective interest method. As of June 30, 2012, the unamortized debt issuance costs were nominal.

Credit Agreement:

On May 15, 2008, we entered into a credit agreement (Credit Agreement) consisting of the Revolver of $80.0 million and senior secured term loan facility (Term Loan) of up to $50.0 million. The Credit Agreement provides that, subject to certain conditions, including the approval of the Administrative Agent and the lenders’ acceptance (or additional lenders being joined as new lenders), the amount of the Term Loan or Revolver could be increased by an additional $50.0 million, so long as after giving effect to such increase, the Aggregate Commitments shall not be in excess of $180.0 million. On April 1, 2011, the Company exercised the additional $50.0 million accordion feature and entered into an amendment to the Credit Agreement that increased the Aggregate Commitments under the Credit Agreement to $159.0 million, and borrowed an additional $50.0 million in a Term Loan. When the facility was increased, all other terms of the Credit Agreement remained the same, including covenants and Applicable Rates (as defined in the Credit Agreement).

Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries, except for domestic subsidiaries owned by foreign subsidiaries and certain immaterial subsidiaries, each of which has executed guaranty agreements. The Credit Agreement contains customary affirmative and negative covenants with which we were in compliance as of June 30, 2012 and December 31, 2011. The Credit Agreement terminates and must be repaid on May 14, 2013. All associated obligations related to the Credit Agreement have been recorded as current liabilities in our financial statements as of June 30, 2012. Based on the current amortization schedule, the balance of the Term Loan to be repaid at maturity would be $31.0 million. Although, we believe we could repay the Term Loan at the time of maturity utilizing existing cash and cash generated from operations, it is our intention to enter into a new Credit Facility prior to maturity.

Revolver:

Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate (as defined in the Credit Agreement) plus an Applicable Rate or LIBOR plus an Applicable Rate. The Applicable Rate varies from a rate per annum ranging from 2.75 percent to 3.25 percent for LIBOR rate loans and 1.75 percent to 2.25 percent for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the Credit Agreement). Revolving loans are available subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and rental equipment of the Company and its subsidiary guarantors. There were no revolving loans outstanding at June 30, 2012 or December 31, 2011. Letters of credit outstanding totaled $2.6 million and $2.7 million as of June 30, 2012 and December 31, 2011, respectively.

Term Loan:

The Term Loan originated at $50.0 million. Interest on the Term Loan accrues at either a Base Rate plus 2.25 percent or LIBOR plus 3.25 percent. On April 1, 2011, the company expanded its Term Loan by $50.0 million. Funding was provided by certain current lenders and Barclays Bank PLC, which joined as a lender under the Credit Agreement. We used the proceeds from the additional Term Loan to repay the $25.0 million outstanding on the Revolver, purchase additional rental tool inventory, and for general corporate purposes. The Term Loan requires quarterly principal payments of $6.0 million per quarter with the remaining loan balance payable upon maturity. The outstanding balance on the Term Loan at June 30, 2012 and December 31, 2011 was $49.0 million and $61.0 million, respectively.

9.	Derivative Financial Instruments

We entered into two variable-to-fixed interest rate swap agreements as a strategy to manage the floating rate risk on the Term Loan borrowings under the Credit Agreement. The two agreements fix the interest rate on a notional amount of $73.0 million of borrowings at 3.878% for the period beginning June 27, 2011 and terminating May 14, 2013. The notional amount of the swap agreements will decrease correspondingly with amortization of the Term Loan. We do not apply hedge accounting to the agreements and, accordingly, we report the mark-to-market change in the fair value of the interest rate swaps in earnings. For the three months ended June 30, 2012, we recognized in earnings a nominal gain relating to these agreements compared to a $0.1 million loss for the quarter ended June 30, 2011. For the six months ended June 30, 2012 and 2011, we recognized in earnings a nominal loss relating to these agreements.

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

The fair value measurement and disclosure requirements of FASB Accounting Standards Codification Topic No. 820, Fair Value Measurement and Disclosures (ASC 820) requires inputs that we categorize using a three-level hierarchy, from highest to lowest level of observable inputs, as follows:

•	Level 1 — Unadjusted quoted prices for identical assets or liabilities in active markets;

•

Level 2 — Direct or indirect observable inputs, including quoted prices or other market data, for similar assets or liabilities in active markets or identical assets or liabilities in less active markets;

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

The amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. Fair values and related carrying values of our debt instruments are as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Long-term Debt
9.125% Notes	$300,000	$317,250	$300,000	$315,000
9.125% Notes	125,000	$132,188	—	—
2.125% Notes	2,148	2,136	125,000	123,204

Total	$427,148	$451,573	$425,000	$438,204

The carrying amount of our interest rate swap agreements represents the estimated fair value, measured using Level 2 inputs. The carrying amount of our interest rate swap agreements was $0.1 million as of both June 30, 2012 and December 31, 2011. As of June 30, 2012 the carrying amount of the agreements is classified as current and is recorded in accounts payable and accrued liabilities. As of December 31, 2011 the agreements were classified as long-term and recorded in other long-term liabilities on our consolidated condensed balance sheets.

As discussed in Note 2, in accordance with the impairment or disposal of long-lived assets subsections of ASC 360-10, Property, Plant and Equipment, during the fourth quarter of 2011, we recorded a non-cash pre-tax impairment charge of $170.0 million ($109.1 million, after tax) related to the AADU rigs in order to record them at their fair value of $169.5 million. The fair value of the AADU rigs was based on expected future cash flows using Level 3 inputs discounted at a 10 percent rate of interest.

Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the three months ended June 30, 2012.

11.	Contingencies

Asbestos-Related Claims

We are from time to time a party to various lawsuits in the ordinary course that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At June 30, 2012, there were approximately 15 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the State of Mississippi.

The subsidiaries named in these asbestos-related lawsuits intend to defend themselves vigorously and, based on the information available to us at this time, we do not expect the outcome to have a material adverse effect on our financial condition, results of operations or cash flows. However, we are unable to predict the ultimate outcome of these lawsuits. No amounts were accrued at June 30, 2012.

Gulfco Site

In 2003, we received an information request under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) designating Parker Drilling Offshore Corporation, a subsidiary of Parker Drilling, as a potentially responsible party with respect to the Gulfco Marine Maintenance, Inc. Superfund Site in Freeport, Texas (EPA No. TX 055144539). We responded to this request and in January 2008 received an administrative order to participate in an investigation of the site and a study of the remediation needs and alternatives. The EPA alleges that our subsidiary is a successor to a party who owned the Gulfco site during the time when chemical releases took place there. In December 2010, we entered into an agreement with two other potentially responsible parties, pursuant to which we agreed to pay 20 percent of past and future costs to study and remediate the site. To date, we believe that all required activity for removal and remediation has been completed, except for ongoing monitoring costs, and we are awaiting a Notice of Completion from the EPA. The EPA has issued notice letters to several other parties who may also participate in funding the site remediation costs. As of June 30, 2012, the Company had made certain participating payments and had accrued $0.6 million for our portion of certain unreimbursed past costs and the estimated future cost of remediation.

Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation

As previously disclosed, we received requests from the United States Department of Justice (DOJ) in July 2007 and the United States Securities and Exchange Commission (SEC) in January 2008 relating to our utilization of the services of a customs agent. The DOJ and the SEC are conducting parallel investigations into possible violations of U.S. law, including the FCPA, by us. In particular, the DOJ and the SEC are investigating certain of our operations relating to countries in which we currently operate or formerly operated, including Kazakhstan and Nigeria. We are fully cooperating with the DOJ and SEC investigations and conducted an internal investigation into potential customs and other issues in Kazakhstan and Nigeria. The internal investigation has identified issues relating to potential non-compliance with applicable laws and regulations, including the FCPA, with respect to operations in Kazakhstan and Nigeria. At this point, we are unable to predict the duration, scope or result of the DOJ or the SEC investigation or whether either agency will commence any legal action. We are currently in continuing discussions with the DOJ and SEC regarding a potential settlement of this matter, but no agreement has been reached with either agency. We cannot predict or estimate whether or when a resolution with each will occur, or the terms, conditions, or other parameters of any such resolution (including the size of any monetary penalties or disgorgement).

Therefore, we have not made any accrual in our consolidated financial statements as of June 30, 2012, with respect to the investigations.

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

On June 3, 2010, Mohamed Kassamali, a purported stockholder of the Company, filed a derivative action in the state court of Harris County, Texas against our current directors and the Company as a nominal defendant. The lawsuit alleges that the individual defendants breached their fiduciary duties to the Company related to the issues described above under “Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation.” On June 22, 2010, the Fuchs Family Trust, a purported stockholder of the Company, filed a substantially similar lawsuit in the state court of Harris County, Texas. On June 23, 2010, Kenneth Flacks, a purported stockholder of the Company, also filed a substantially similar lawsuit in the state court of Harris County, Texas. The lawsuits seek damages related to the alleged breaches of duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The damages sought include both compensatory and exemplary damages in an unspecified amount, along with various other forms of relief and an award of attorney fees, other costs, and expenses to the plaintiffs. All defendants have retained counsel, and on October 15, 2010, the three cases pending in the state court of Harris County, Texas were consolidated under the Kassamali case number and restyled as In re Parker Drilling Derivative Litigation. Plaintiffs filed a consolidated amended petition on April 7, 2011. On May 23, 2011, the Company, joined by the other defendants filed special exceptions to that petition, which were fully briefed as of August 8, 2011. On May 4, 2012, following an oral hearing on the Company’s special exceptions, the Court ordered the plaintiffs to replead the lawsuit. The plaintiffs filed an amended petition on June 13, 2012. On June 27, 2012, the Company (again joined by the other defendants) filed a motion to dismiss the amended petition, which was fully briefed as of July 11, 2012. A hearing on the motion to dismiss occurred on July 13, 2012, and the Court dismissed the matter without prejudice on July 23, 2012.

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

Economic Sanctions Compliance

We are subject to laws and regulations restricting our international operations, including activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. economic sanctions. As previously reported, we conducted an internal review and identified certain shipments of equipment and supplies between 2003 and 2009 that were routed through Iran as well as other activities, including drilling activities, which may have violated applicable U.S. laws and regulations. Also as previously reported, we voluntarily disclosed the results of our review to the U.S. government. The U.S. Treasury Department’s Office of Foreign Assets Control has since provided a final response to our disclosure through the issuance of a cautionary letter, which stated that these shipments appear to have violated the regulations that it administers. No civil or criminal penalties were assessed in connection with this matter.

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

13.	Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements

Set forth on the following pages are the consolidating condensed financial statements of Parker Drilling. Our 9.125% Notes are guaranteed by substantially all of its direct and indirect domestic subsidiaries other than immaterial subsidiaries generating revenue primarily outside the United States. There are currently no restrictions on the ability of the guarantor subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries. Separate financial statements for each guarantor company are not provided as we comply with the exception to Rule 3-10(a)(1) of Regulation S-X, set forth in sub-paragraph (f) of such rule. All guarantor subsidiaries are owned 100 percent by Parker Drilling, all guarantees are full and unconditional and all guarantees are joint and several.

We are providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEET

(Dollars in Thousands)

(Unaudited)

	June 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$28,231	$10,266	$38,970	$—	$77,467
Accounts and notes receivable, net	289,720	107,730	282,476	(503,736)	176,190
Rig materials and supplies	—	(1,044)	25,290	—	24,246
Deferred costs	—	—	2,859	—	2,859
Deferred income taxes	—	4,940	1,440	—	6,380
Other tax assets	77,635	(47,411)	4,293	—	34,517
Assets held for sale	—	—	5,312	—	5,312
Other current assets	722	5,144	6,497	—	12,363

Total current assets	396,308	79,625	367,137	(503,736)	339,334

Property, plant and equipment, net	60	544,681	226,020	(0)	770,761
Investment in subsidiaries and intercompany advances	776,638	(257,178)	1,384,083	(1,903,543)	—
Other noncurrent assets	40,616	68,171	18,484	—	127,271

Total assets	$1,213,622	$435,299	$1,995,724	$(2,407,279)	$1,237,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$51,136	$—	$—	$—	$51,136
Accounts payable and accrued liabilities	63,599	71,396	190,474	(218,008)	107,461
Accrued income taxes	(920)	1,444	4,747	—	5,271

Total current liabilities	113,815	72,840	195,221	(218,008)	163,868

Long-term debt	429,888	—	—	—	429,888
Other long-term liabilities	8,263	6,912	14,360	—	29,535
Long-term deferred tax liability	2,229	27,870	(12,269)	—	17,830
Intercompany payables	62,584	43,657	103,625	(209,866)	—
Contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock	19,696	18,049	43,003	(61,052)	19,696
Capital in excess of par value	642,616	733,112	1,449,633	(2,182,745)	642,616
Retained earnings (accumulated deficit)	(65,469)	(467,141)	202,749	264,392	(65,469)

Total controlling interest stockholders’ equity	596,843	284,020	1,695,385	(1,979,405)	596,843

Noncontrolling interest	—	—	(598)	—	(598)

Total Equity	596,843	284,020	1,694,787	(1,979,405)	596,245

Total liabilities and stockholders’ equity	$1,213,622	$435,299	$1,995,724	$(2,407,279)	$1,237,366

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

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three months ended June 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$104,767	$98,036	$(23,878)	$178,925
Operating expenses	—	47,632	80,772	(23,878)	104,526
Depreciation and amortization	—	15,665	12,294	—	27,959

Total operating gross margin	—	41,470	4,970	—	46,440

General and administration expense (1)	(44)	(7,078)	(298)	—	(7,420)
Gain on disposition of assets, net	—	197	1,171	—	1,368

Total operating income (loss)	(44)	34,589	5,843	—	40,388

Other income and (expense):
Interest expense	(9,817)	(35)	(2,023)	2,950	(8,925)
Interest income	8,504	4,537	34,070	(47,058)	53
Loss on extinguishment of debt	(1,649)	—	—	—	(1,649)
Changes in fair value of derivative positions	38	—	—	—	38
Other	—	23	(3)	—	20
Equity in net earnings of subsidiaries	19,057	—	—	(19,057)	—

Total other income (expense)	16,133	4,525	32,044	(63,165)	(10,463)

Income (benefit) before income taxes	16,089	39,114	37,887	(63,165)	29,925
Income tax expense (benefit)	(3,994)	13,668	143	—	9,817

Net income (loss)	20,083	25,446	37,744	(63,165)	20,108

Less: Net income attributable to noncontrolling interest	—	—	25	—	25

Net income (loss) attributable to controlling interest	$20,083	$25,446	$37,719	$(63,165)	$20,083

(1)	General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three months ended June 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$95,435	$100,323	$(22,946)	$172,812
Operating expenses	—	41,224	86,405	(22,946)	104,683
Depreciation and amortization	—	15,387	11,945	—	27,332

Total operating gross margin	—	38,824	1,973	—	40,797

General and administration expense (1)	(83)	(7,798)	(67)	—	(7,948)
Gain on disposition of assets, net	—	94	272	—	366

Total operating income (loss)	(83)	31,120	2,178	—	33,215

Other income and (expense):
Interest expense	(6,746)	(8,909)	(2,159)	12,059	(5,755)
Interest income	8,971	190	3,031	(12,059)	133
Change in fair value of derivative position	(137)	—	—	—	(137)
Other	—	120	3	—	123
Equity in net earnings of subsidiaries	36,794	—	—	(36,794)	—

Total other income and (expense)	38,882	(8,599)	875	(36,794)	(5,636)

Income (benefit) before income taxes	38,799	22,521	3,053	(36,794)	27,579
Income tax expense (benefit)	24,625	7,680	(18,841)	—	13,464

Net income (loss)	14,174	14,841	21,894	(36,794)	14,115

Less: Net (loss) attributable to noncontrolling interest	—	—	(58)	—	(58)

Net income (loss) attributable to controlling interest	$14,174	$14,841	$21,952	$(36,794)	$14,173

(1)	General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Six months ended June 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$203,924	$201,061	$(49,491)	$355,494
Operating expenses	—	90,999	157,950	(49,491)	199,458
Depreciation and amortization	—	31,261	24,317	—	55,578

Total operating gross margin	—	81,664	18,794	—	100,458

General and administration expense (1)	(90)	(12,450)	(377)	—	(12,917)
Gain on disposition of assets, net	—	615	1,245	—	1,860

Total operating income (loss)	(90)	69,829	19,662	—	89,401

Other income and (expense):
Interest expense	(18,818)	(71)	(3,972)	5,899	(16,962)
Interest income	8,600	4,715	36,771	(50,007)	79
Loss on extinguishment of debt	(1,649)	—	—	—	(1,649)
Changes in fair value of derivative positions	(11)	—	—	—	(11)
Other	—	36	—	—	36
Equity in net earnings of subsidiaries	50,957	—	—	(50,957)	—

Total other income (expense)	39,079	4,680	32,799	(95,065)	(18,507)

Income (benefit) before income taxes	38,989	74,509	52,461	(95,065)	70,894
Income tax expense (benefit)	(7,486)	27,698	4,248	—	24,460

Net income (loss)	46,475	46,811	48,213	(95,065)	46,434

Less: Net (loss) attributable to noncontrolling interest	—	—	(41)	—	(41)

Net income (loss) attributable to controlling interest	$46,475	$46,811	$48,254	$(95,065)	$46,475

(1)	General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Six months ended June 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	182,840	$208,414	$(62,263)	$328,991
Operating expenses	—	91,628	182,694	(62,263)	212,059
Depreciation and amortization	—	30,597	24,334	—	54,931

Total operating gross margin	—	60,615	1,386	—	62,001

General and administration expense (1)	(128)	(14,495)	(129)	—	(14,752)
Gain on disposition of assets, net	—	904	466	—	1,370

Total operating income (loss)	(128)	47,024	1,723	—	48,619

Other income and (expense):
Interest expense	(13,598)	(17,819)	(3,887)	23,688	(11,616)
Interest income	17,941	380	5,546	(23,688)	179
Change in fair value of derivative positions	(137)	—	—	—	(137)
Other	—	120	14	—	134
Equity in net earnings of subsidiaries	40,759	—	—	(40,759)	—

Total other income and (expense)	44,965	(17,319)	1,673	(40,759)	(11,440)

Income (benefit) before income taxes	44,837	29,705	3,396	(40,759)	37,179
Income tax expense (benefit)	25,836	8,053	(15,586)	—	18,303

Net income (loss)	19,001	21,652	18,982	(40,759)	18,876

Less: Net (loss) attributable to noncontrolling interest	—	—	(125)	—	(125)

Net income (loss) attributable to controlling interest	$19,001	$21,652	$19,107	$(40,759)	$19,001

(1)	General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30, 2012
	Parent	Guarantor	Non— Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$46,475	$46,811	$48,213	$(95,065)	$46,434
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	31,261	24,317	—	55,578
Loss on extinguishment of debt	1,649	—	—	—	1,649
Gain on disposition of assets	—	(615)	(1,245)	—	(1,860)
Deferred income tax expense	7,025	3,832	(425)	—	10,432
Expenses not requiring cash	10,737	716	336	—	11,789
Equity in net earnings of subsidiaries	(50,957)	—	—	50,957	—
Change in accounts receivable	(208)	(11,248)	20,617	—	9,161
Change in other assets	(29,586)	22,490	(42)	—	(7,138)
Change in accrued income taxes	(766)	1,042	647	—	923
Change in liabilities	2,402	(25,239)	(8,600)	—	(31,437)

Net cash provided by (used in) operating activities	(13,229)	69,050	83,818	(44,108)	95,531

Cash flows from investing activities:
Capital expenditures	—	(103,855)	(5,676)	—	(109,531)
Proceeds from the sale of assets	—	906	1,434	—	2,340
Intercompany dividend payment	(8,387)	(4,357)	(31,364)	44,108	—

Net cash (used in) investing activities	(8,387)	(107,306)	(35,606)	44,108	(107,191)

Cash flows from financing activities:
Proceeds from debt issuance	130,000	—	—	—	130,000
Paydown on senior notes	(122,852)	—	—	—	(122,852)
Paydown on term note	(12,000)	—	—	—	(12,000)
Payment of debt issuance costs	(3,537)	—	—	—	(3,537)
Payment of debt extinguishment costs	(402)	—	—	—	(402)
Excess tax benefit from stock-based compensation	49	—	—	—	49
Intercompany advances, net	2,919	44,310	(47,229)	—	—

Net cash provided by (used in) financing activities	(5,823)	44,310	(47,229)	—	(8,742)

Net change in cash and cash equivalents	(27,439)	6,054	983	—	(20,402)
Cash and cash equivalents at beginning of year	55,670	4,212	37,987	—	97,869

Cash and cash equivalents at end of year	$28,231	$10,266	$38,970	$—	$77,467

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$19,001	$21,652	$18,982	$(40,759)	$18,876
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	30,597	24,334	—	54,931
Gain on disposition of assets	—	(904)	(466)	—	(1,370)
Deferred income tax expense	33,718	(1,715)	(24,809)	—	7,194
Expenses not requiring cash	8,661	—	(306)	—	8,355
Equity in net earnings of subsidiaries	(40,759)	—	—	40,759	—
Change in accounts receivable	258,051	(211,818)	(58,296)	—	(12,063)
Change in other assets	67,376	(21,355)	2,917	—	48,938
Change in liabilities	(11,797)	(73,099)	55,934	—	(28,962)

Net cash provided by (used in) operating activities	334,251	(256,642)	18,290	—	95,899

Cash flows from investing activities:
Capital expenditures	—	(92,606)	(6,771)	—	(99,377)
Proceeds from the sale of assets	—	1,590	763	—	2,353
Proceeds from insurance settlements	—	250	—	—	250

Net cash used in investing activities	—	(90,766)	(6,008)	—	(96,774)

Cash flows from financing activities:
Proceeds from issuance of debt	50,000	—	—	—	50,000
Repayments of term loan	(9,000)	—	—	—	(9,000)
Repayments on revolver	(25,000)	—	—	—	(25,000)
Payment of debt issuance costs	(504)	—	—	—	(504)
Proceeds from stock options exercised	183	—	—	—	183
Excess tax benefit from stock-based compensation	1,260	—	—	—	1,260
Intercompany advances, net	(334,186)	353,012	(18,826)	—	—

Net cash provided by (used in) financing activities	(317,247)	353,012	(18,826)	—	16,939

Net change in cash and cash equivalents	17,004	5,604	(6,544)	—	16,064
Cash and cash equivalents at beginning of period	13,835	2,317	35,279	—	51,431

Cash and cash equivalents at end of period	$30,839	$7,921	$28,735	$—	$67,495

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following factors, as well as those factors set forth in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2011, and any other cautionary language included in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:

•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business including Euro country failures and downgrades;

•	our inability to access the credit or bond markets;

•	U.S. credit market volatility resulting from the U.S. national debt and potential further downgrades of the U.S. credit rating;

•	the U.S. economy and the demand for natural gas;

•	low U.S. natural gas prices could adversely affect U.S. drilling and our barge rig and rental tools businesses;

•	worldwide demand for oil;

•	fluctuations in the market prices of oil and natural gas, including the inability or unwillingness of our customers to fund drilling programs in low price cycles;

•	imposition of unanticipated trade restrictions;

•	unanticipated operating hazards and uninsured risks;

•	political instability, terrorism or war;

•	governmental regulations, including changes in accounting rules or tax laws that may impact our ability to remit funds to the U.S., that adversely affect the cost of doing business;

•	changes in the tax laws that would allow double taxation on foreign sourced income;

•	the outcome of our investigation and the parallel investigations by the SEC and DOJ into possible violations of U.S. law, including the FCPA;

•	adverse environmental events;

•	adverse weather conditions;

•	global health concerns;

•	changes in the concentration of customer and supplier relationships;

•	ability of our customers and suppliers to obtain financing for their operations;

•	ability of our customers to fund drilling plans with low commodity prices;

•	unexpected cost increases for new construction and upgrade and refurbishment projects;

•	delays in obtaining components for capital projects and in ongoing operational maintenance and equipment certifications;

•	shortages of skilled labor;

•	unanticipated cancellation of contracts by customers or operators;

•	breakdown of equipment;

•	other operational problems including delays in start-up or commissioning of rigs;

•	changes in competition;

•	the effect of litigation and contingencies; and

•	other similar factors, some of which are discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and in our other reports and filings with the SEC.

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

OVERVIEW AND OUTLOOK

Overview

Parker’s operating results for the 2012 second quarter, reflect year-to-year increases in revenues, net income and earnings per share. We achieved growth in our Rental Tools and U.S. Barge Drilling segments, driven primarily by increased activity in the U.S. land and shallow water Gulf of Mexico drilling markets. Though International Drilling revenues and earnings declined due to reduced contributions from our Operations and Maintenance contracts (O&M), we realized improved utilization and higher average dayrates for the Parker-owned drilling rig fleet. In addition, we made progress toward the completion of our two Arctic Alaska Drilling Unit (AADU) rigs.

Outlook

Shifting trends in U.S. drilling and the market’s current uncertainty about future prices for oil and natural gas have begun to lead to slower growth in some U.S. land markets and has us alert for changing conditions that may further impact our business. We believe that our competitive position, geographic and market diversity, and other strategic strengths, position us to face these market challenges and take advantage of competitive opportunities to produce relatively resilient operating results.

We expect market conditions for rental tools to reflect the recent slower growth in U.S. land drilling and a more typical competitive environment. Nevertheless, the broadening application of lateral drilling and the trend toward more complex well designs should continue to lead to demand for premium rental tools and premier customer service. In addition, the growing fleet of deepwater drilling vessels in the Gulf of Mexico (GOM) is expected to be an expanded source of business opportunity for our Rental Tools segment.

Each of our AADU rigs will be presented for acceptance testing at separate times during the second half of the year, at which point the assets will be substantially complete and ready for their intended use. At this time, the Company will begin incurring operating costs and depreciation and will cease capitalizing interest costs. We expect there will be some months ahead in which we will have no or little revenues from these rigs. Revenues will be generated after the rigs have been accepted by the customer, moved to location and begun operations. As a result, the U.S. Drilling segment’s gross margin is likely to reflect losses during the remainder of the year.

Drilling remains active in the GOM barge drilling market with oil and liquids-rich natural gas targets being the predominant focus. If market prices for these commodities remain around current levels, there should be good support for continued drilling in the shallow waters of the GOM. Further interest in developing deep gas plays in this area could provide additional growth opportunities.

The Parker-owned international rig fleet is expected to experience declining utilization in the near-term. As current drilling contracts expire, not all of them are expected to be renewed. Deployment opportunities for our international rig fleet and additional contracts for our O&M portfolio take time to develop. Though there appears to be a growing interest among international operators to expand land drilling in several of our focus regions these are longer term developments. Any tender awards or contract wins in the next few months are most likely to have their greatest impact in 2013.

Our O&M contracts on Sakhalin Island, Russia expired in the third quarter. We were successful in winning a new contract that adds a third rig management project to the two projects we managed previously under the expired contracts. The new consolidated contract replaces a significant portion, but not all, of the financial contribution of the expired contracts.

We have substantially completed several of the Technical Services segment projects that were contributors to segment revenues and earnings during the first six months of 2012 and expect to maintain this lower level of activity for the near-term. There are some early-stage engineering and development projects in which we are engaged that could transform into more expansive involvement in the future.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Revenues increased $6.1 million, or 3.5% to $178.9 million for the three months ended June 30, 2012 compared with revenues of $172.8 million for the comparable 2011 period. Operating gross margin increased $5.6 million, or 13.8% to $46.4 million for the three months ended June 30, 2012, compared with operating gross margin of $40.8 million for the three months ended June 30, 2011. We recorded net income attributable to controlling interest of $20.1 million for the three months ended June 30, 2012, compared with $14.2 million for the three months ended June 30, 2011.

The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended June 30,
	2012		2011
	(Dollars in Thousands)
Revenues:
Rental Tools	$65,002	36%	$58,490	34%
U.S. Barge Drilling	33,292	19%	26,060	15%
U.S. Drilling	—	0%	—	0%
International Drilling	76,923	43%	79,725	46%
Technical Services	3,708	2%	8,537	5%
Construction Contract	—	0%	—	0%

Total revenues	178,925	100%	172,812	100%

Operating gross margin:
Rental Tools gross margin excluding depreciation and amortization	42,450	65%	40,771	70%
U.S Barge Drilling gross margin excluding depreciation and amortization	14,500	44%	9,054	35%
U.S. Drilling gross margin excluding depreciation and amortization	(533)	n/a	(212)	n/a
International Drilling gross margin excluding depreciation and amortization	18,240	24%	15,212	19%
Technical Services gross margin	(258)	-7%	1,789	21%
Construction Contract gross margin	—	n/a	1,515	n/a

Total operating gross margin excluding depreciation and amortization	74,399	42%	68,129	39%

Depreciation and amortization	(27,959)		(27,332)

Total operating gross margin	46,440		40,797
General and administrative expense	(7,420)		(7,948)
Gain on disposition of assets, net	1,368		366

Total operating income	$40,388		$33,215

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

	Rental Tools	U.S. Barge Drilling	U.S. Drilling	International Drilling	Technical Services(2)	Construction Contract(2)
Three Months Ended June, 2012	(Dollars in Thousands)
Operating gross margin (1)	$31,251	$11,014	$(1,623)	$6,056	$(258)	$—
Depreciation and amortization	11,199	3,486	1,090	12,184	—	—

Operating gross margin excluding depreciation and amortization	$42,450	$14,500	$(533)	$18,240	$(258)	$—

Three Months Ended June 30, 2011
Operating gross margin (1)	$30,566	$4,451	$(340)	$2,816	$1,789	$1,515
Depreciation and amortization	10,205	4,603	128	12,396	—	—

Operating gross margin excluding depreciation and amortization	$40,771	$9,054	$(212)	$15,212	$1,789	$1,515

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

(2)	The Technical Services segment and the Construction Contract segment do not incur depreciation and amortization.

Rental Tools

Rental Tools segment revenues increased $6.5 million, or 11.1%, to $65.0 million for the second quarter of 2012 compared with $58.5 million for the second quarter of 2011. The increase was driven primarily by growth in demand for rental tools and improved pricing of our services. This segment benefitted from the expanded use of lateral drilling and the trend toward more complex well designs in the U.S. land market and renewed growth in Gulf of Mexico drilling.

Rental Tools segment operating gross margin, excluding depreciation and amortization, increased $1.7 million, or 4.1%, to $42.5 million for the second quarter of 2012, compared with $40.8 million for the second quarter of 2011. This was primarily due to increased revenues and cost management.

U.S. Barge Drilling

U.S. Barge Drilling segment revenues increased $7.2 million, or 27.8%, to $33.3 million for the second quarter of 2012 compared with $26.1 million for the second quarter of 2011. The increase in revenues was primarily due to increased utilization and a higher average dayrate for the U.S. barge rig fleet.

The U.S. Barge Drilling segment’s operating gross margin, excluding depreciation and amortization, increased $5.4 million, or 60.1% to $14.5 million for the second quarter of 2012 compared with $9.1 million for the second quarter of 2011. The increase in operating gross margin was mostly driven by an increase in average dayrates along with an increase in utilization for the U.S. barge rig fleet.

U.S. Drilling

As of June 30, 2012, the U.S. Drilling segment had not begun generating revenue. This segment is expected to begin generating revenue upon commencement of the drilling contract with our customer. Operating gross margin, excluding depreciation and amortization, was a loss of $0.5 million and $0.2 million for the three-month periods ended June 30, 2012 and 2011, respectively, and includes expenditures associated with re-entering the Alaskan market. The start-up costs include salaries and employee hiring-related expenditures, training and rental of facilities in Alaska to support our operations.

International Drilling

International Drilling segment revenues decreased $2.8 million, or 3.5%, to $76.9 million for the second quarter of 2012 compared with $79.7 million for the second quarter of 2011. The lower revenues are primarily due to a decline in reimbursable revenues from O&M contracts, offset by an increase in drilling revenue generated by the operation of rigs that we own.

O&M revenues declined $12.5 million, or 33.8%, to $24.5 million for the second quarter of 2012 compared with $37.0 million for the second quarter of 2011, primarily due to a decline in reimbursable expenses related to a drilling rig relocation project which commenced during the first quarter of 2011 and was completed prior to December 31, 2011. The decrease in revenues was partially offset by an increase in revenues for two O&M contracts that transitioned during the second quarter of 2012 to more active status from idle or minimal activity during the second quarter of 2011. O&M projects included approximately $6.1 million and $17.6 million of reimbursable costs for the three-month periods ended June 30, 2012 and 2011, respectively, which added to revenues but had little impact on operating margins.

Revenues related to Parker-owned rigs increased $9.7 million, or 22.7%, to $52.4 million for the second quarter of 2012 compared with $42.7 million for the second quarter of 2011. Increases were realized in both the Latin America and Eastern Hemisphere regions due to increased utilization in those regions. Additionally, the Latin America region recognized an increase in demobilization revenues as contracts for two rigs ended during the second quarter of 2012. The increase in revenues in the Eastern Hemisphere was partially offset by a decrease in revenues for our arctic-class barge rig located in the Caspian Sea.

International Drilling operating gross margin, excluding depreciation and amortization, increased $3.0 million, or 19.7%, to $18.2 million during the second quarter of 2012, compared with $15.2 million for the second quarter of 2011. The increase in operating gross margin for the second quarter of 2012 was primarily due to increased margins generated by higher dayrates and increased utilization of our rigs and the inclusion in the second quarter of 2011 of $2.3 million of expense related to a non-cash charge to write-off certain value added tax (VAT) assets in the Eastern Hemisphere region. This was partially offset by lower margins on O&M contracts resulting from a decrease in reimbursable expenses as described above.

Technical Services

Technical Services segment revenues decreased $4.8 million, or 56.6%, to $3.7 million for the second quarter of 2012 compared with $8.5 million for the second quarter of 2011. More than half of the decrease was due to expiration at the end of the second quarter of 2011 of the “pre-operations” phase of the Liberty project and transition of the Berkut platform project (previously described as the “Arkutun Dagi” project) from its engineering phase to a less revenue-intensive construction oversight and assistance phase.

Operating gross margin for this segment decreased to a loss of $0.3 million for the second quarter of 2012 compared with income of $1.8 million for the second quarter of 2011. The decrease is primarily the result of decreased operating gross margins on the Berkut project and completion or near completion of other pre-FEED engineering efforts that were ongoing during the year. The Technical Services segment does not incur depreciation and amortization.

Construction Contract

The Construction Contract segment includes only the Liberty extended-reach drilling rig construction project for BP. The Construction Contract segment had no revenues for the three months ended June 30, 2012 and June 30, 2011. This segment reported zero operating gross margin for the second quarter of 2012 compared with operating gross margin of $1.5 million for the second quarter of 2011. The operating gross margin generated during the second quarter of 2011 was based upon management’s evaluation and the adjustment of estimated liabilities to close out all remaining activities between us and BP related to the construction contract. The Construction Contract segment does not incur depreciation and amortization.

The Liberty rig construction contract was a fixed fee and reimbursable contract accounted for on a percentage of completion basis. As of December 31, 2011, we had recognized $335.5 million in project-to-date revenues. Over the life of the contract, we recognized $11.7 million of margin on the contract.

In November 2010, BP informed us that it was suspending construction on the project to review the rig’s engineering and design, including its safety systems. The Liberty rig construction contract expired on February 8, 2011 prior to completion of the rig. Before expiration of the construction contract, BP identified several areas of concern relating to design, construction and invoicing for which it asked us to provide explanations and documentation, and we did so. Although we provided BP with the requested information, we do not know when or how these issues will be resolved with our client.

After expiration of the construction contract, the Company and BP continued activities to preserve and maintain the rig under the “pre-operations” phase of an O&M contract, which was entered into in August 2009 and expired on July 1, 2011. A new consulting services agreement was reached between us and BP effective July 1, 2011. Under the consulting services agreement, we assisted BP in a review of the rig’s design, the creation of a new statement of requirements for the rig, and the transition of documentation and materials to BP. All work under the consulting agreement has been completed and we are engaged with BP on construction contract close-out resolution. In June 2012, BP publicly announced that it had made the decision to suspend the Liberty project indefinitely. We do not know whether or how that decision may impact our discussions with BP related to contract close-out.

Other Financial Data

Gains on asset dispositions for the second quarter of 2012 and 2011 were $1.4 million and $0.4 million, respectively, and were primarily the result of gains on various asset sales during each period. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.

Interest expense increased $3.2 million for the second quarter of 2012 compared with the second quarter of 2011 due to a $1.1 million increase in interest expense resulting from higher interest on the additional $125 million of 9.125% Notes, which have a higher interest rate than our 2.125% Notes. We incurred interest on both notes issuances during the tender period. Additionally, we incurred a $1.7 million decrease in interest capitalized on major projects, primarily resulting from a reduction in the value of the AADUs following an impairment charge recorded during the fourth quarter of 2011. The remainder of the increase was due to an increase in amortization of debt fees attributable to the issuance of an additional $125.0 million of 9.125% Notes in April 2012. Interest income was not significant during each quarter.

We incurred a loss on extinguishment of debt of $1.6 million during the second quarter of 2012. This loss resulted from the repurchase of $122.9 million of 2.125% Notes pursuant to a tender offer which was funded on May 9, 2012. The loss included $0.4 million of premium paid to tender the 2.125% Notes prior to maturity and $1.2 million of accelerated amortization of the related debt discount and debt issuance costs.

General and administration expense decreased $0.5 million for the second quarter of 2012 compared with the second quarter of 2011 due primarily to a decrease in legal fees associated with the SEC and DOJ investigations (see further discussion in Note 11 in the Notes to Company financial statements), partially offset by an increase in employee recruitment costs and professional fees.

Income tax expense was $9.8 million for the second quarter of 2012, compared with $13.5 million for the second quarter of 2011. The decrease in current quarter tax expense was driven primarily by utilization of net operating losses during the second quarter of 2012 that were not present during 2011 and release of reserves due to expiration of the statute of limitations for uncertain tax positions taken on returns in Latin America.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Revenues increased $26.5 million, or 8.1%, to $355.5 million for the six months ended June 30, 2012, compared with revenues of $329.0 million for the comparable 2011 period. Operating gross margin increased $38.5 million, or 62.0%, to $100.5 million for the six months ended June 30, 2012, compared with operating gross margin of $62.0 million for the comparable 2011 period. We recorded net income attributable to controlling interest of $46.5 million for the six months ended June 30, 2012, as compared with $19.0 million for the six months ended June 30, 2011.

The following is an analysis of our operating results for the comparable periods:

	Six Months Ended June 30,
	2012		2011
	(Dollars in Thousands)
Revenues:
Rental Tools	$131,286	37%	$110,809	34%
U.S. Barge Drilling	61,127	17%	41,980	13%
U.S. Drilling	—	0%	—	0%
International Drilling	155,673	44%	149,661	45%
Technical Services	7,408	2%	16,903	5%
Construction Contract	—	0%	9,638	3%

Total revenues	355,494	100%	328,991	100%

Operating gross margin:
Rental Tools gross margin excluding depreciation and amortization	87,104	66%	74,953	68%
U.S Barge Drilling gross margin excluding depreciation and amortization	25,195	41%	10,872	26%
U.S. Drilling gross margin excluding depreciation and amortization	(999)	n/a	(425)	n/a
International Drilling gross margin excluding depreciation and amortization	44,747	29%	27,406	18%
Technical Services gross margin	(11)	0%	3,355	20%
Construction Contract gross margin	—	n/a	771	8%

Total operating gross margin excluding depreciation and amortization	156,036	44%	116,932	36%

Depreciation and amortization	(55,578)		(54,931)

Total operating gross margin	100,458		62,001
General and administrative expense	(12,917)		(14,752)
Gain on disposition of assets, net	1,860		1,370

Total operating income	$89,401		$48,619

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

	Rental Tools	U.S. Barge Drilling	U.S. Drilling	International Drilling	Technical Services(2)	Construction Contract(2)
Six Months Ended June 30, 2012	(Dollars in Thousands)
Operating gross margin(1)	$64,853	$18,171	$(3,170)	$20,615	$(11)	$—
Depreciation and amortization	22,251	7,024	2,171	24,132	—	—

Operating gross margin excluding depreciation and amortization	$87,104	$25,195	$(999)	$44,747	$(11)	$—

Six Months Ended June 30, 2011
Operating gross margin(1)	$54,664	$1,769	$(681)	$2,123	$3,355	$771
Depreciation and amortization	20,289	9,103	256	25,283	—	—

Operating gross margin excluding depreciation and amortization	$74,953	$10,872	$(425)	$27,406	$3,355	$771

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

(2)	The Technical Services segment and the Construction Contract segment do not incur depreciation and amortization.

Rental Tools

Rental Tools segment revenues increased $20.5 million, or 18.5%, to $131.3 million during the six months ended June 30, 2012 compared with $110.8 million for the six months ended June 30, 2011. The increase was primarily due to the increased demand for rental tools and higher utilization. This segment benefitted from the expanded use of lateral drilling and the trend toward more complex well designs in the U.S. land market and renewed growth in Gulf of Mexico drilling.

Rental Tools segment operating gross margin, excluding depreciation and amortization, increased $12.1 million, or 16.1%, to $87.1 million during the six months ended June 30, 2012, compared with $75.0 million for the six months ended June 30, 2011, primarily due to higher revenues, and cost management.

U.S. Barge Drilling

U.S. Barge Drilling segment revenues increased $19.1 million, or 45.6%, to $61.1 million for the six months ended June 30, 2012, compared with $42.0 million for the six months ended June 30, 2011. The increase in revenues was primarily due to overall increased utilization and a higher average dayrate for the U.S. barge rig fleet.

U.S. Barge Drilling segment operating gross margin, excluding depreciation and amortization, increased $14.3 million, or 131.7%, to $25.2 million for the six months ended June 30, 2012, compared with $10.9 million for the six months ended June 30, 2011, primarily due to the increase in utilization and average dayrates mentioned above.

U.S. Drilling

As of June 30, 2012, the U.S. Drilling segment had not begun generating revenues. Operating gross margin, excluding depreciation and amortization, was a loss of $1.0 million and $0.4 million for the six-month periods ended June 30, 2012 and 2011, respectively, and includes expenditures associated with re-entering the Alaskan market. The start-up costs include salaries and employee hiring-related expenditures, training and rental of facilities in Alaska to support our operations.

International Drilling

International Drilling segment revenues increased $6.0 million, or 4.0%, to $155.7 million for the six-months ended June 30, 2012 compared with $149.7 million for the six-months ended June 30, 2011. The higher revenues are primarily due to an increase in drilling revenues generated by the operation of rigs that we own partially offset by a decline in reimbursable revenues from O&M contracts.

Revenues related to Parker-owned rigs increased $24.5 million, or 28.9%, to $109.3 million for the six-months ended June 30, 2012 compared with $84.8 million for the six-months ended June 30, 2011, due to increases in revenue in both the Latin America and Eastern Hemisphere regions, primarily resulting from increased utilization. Both regions had rigs active during the first half of 2012 that had been idle for some or all of the comparable period in 2011. Revenues in the Eastern Hemisphere also increased as a result of higher dayrates and increased amortization of revenues related to customer-funded reimbursable rig upgrades.

O&M revenues declined $18.5 million, or 28.5%, to $46.4 million for the six-months ended June 30, 2012, compared with $64.9 million for the six-months ended June 30, 2011. The decrease in revenues from our O&M contracts was primarily due to a decrease in reimbursable expenses related to a drilling rig relocation project which commenced during the first quarter of 2011 and was completed prior to December 31, 2011. The decrease in revenues was partially offset by an increase in revenues for an O&M contract related to a shipyard refurbishment project that was on standby or operational rate during the entire first half of 2012 where it had generated minimal revenues in the first half of 2011. O&M projects included approximately $10.5 million and $28.7 million of reimbursable costs for the six-month periods ended June 30, 2012 and 2011, respectively, which added to revenues but had little impact on operating margins.

International Drilling operating gross margin, excluding depreciation and amortization, increased $17.3 million, or 63.3%, to $44.7 million during the six-months ended June 30, 2012, compared with $27.4 million for the six-months ended June 30, 2011. The increase in operating gross margin for the six-months ended June 30, 2012 was primarily due to higher dayrates and increased utilization and the inclusion in the first six months of 2011 of $3.6 million of expense related to a non-cash charge to write-off certain VAT assets in the Eastern Hemisphere region and $1.9 million of expense related to equity tax assessments in Latin America.

Technical Services

Technical Services segment revenues decreased $9.5 million, or 56.2%, to $7.4 million for the six months ended June 30, 2012, compared with $16.9 million for the six months ended June 30, 2011. More than half of the decrease was due to expiration at the end of the second quarter of 2011 of the “pre-operations” phase of the Liberty project and transition of the Berkut platform project (previously described as the “Arkutun Dagi” project) from its engineering phase to a less revenue-intensive construction oversight and assistance phase. The decline in revenues was partially offset by revenues from two FEED projects.

Operating gross margin for this segment was nominal for the six-months ended June 30, 2012, compared with $3.4 million for the six-months ended June 30, 2011. The decrease is primarily the result of decreased operating gross margins on the Berkut platform project and completion or near completion of other pre-FEED engineering efforts that were ongoing during the year. The Technical Services segment does not incur depreciation and amortization.

Construction Contract

This segment includes only the Liberty extended-reach drilling rig construction project. Construction Contract segment revenues were zero for the six months ended June 30, 2012 compared with $9.6 million for the six-months ended June 30, 2011. This segment reported zero and $0.8 million operating gross margin for the six months ended June 30, 2012 and 2011, respectively. The operating gross margin generated during the six-months ended June 30, 2011 was due to the preliminary close-out of the Liberty project and recognition of percentage of completion revenues. The Construction Contract segment does not incur depreciation and amortization.

The Liberty rig construction contract was a fixed fee and reimbursable contract accounted for on a percentage of completion basis. As of December 31, 2011, we had recognized $335.5 million in project-to-date revenues. Over the life of the contract, we recognized $11.7 million of margin on the contract.

In November 2010, BP informed us that it was suspending construction on the project to review the rig’s engineering and design, including its safety systems. The Liberty rig construction contract expired on February 8, 2011 prior to completion of the rig. Before expiration of the construction contract, BP identified several areas of concern relating to design, construction and invoicing for which it asked us to provide explanations and documentation, and we did so. Although we provided BP with the requested information, we do not know when or how these issues will be resolved with our client.

After expiration of the construction contract, the Company and BP continued activities to preserve and maintain the rig under the “pre-operations” phase of an O&M contract, which was entered into in August 2009 and expired on July 1, 2011. A new consulting services agreement was reached between the Company and BP effective July 1, 2011. Under the consulting services agreement, we assisted BP in a review of the rig’s design, the creation of a new statement of requirements for the rig, and the transition of documentation and materials to BP. All work under the consulting agreement has been completed and we are engaged with BP on construction contract close-out resolution. In June 2012, BP publicly announced that it had made the decision to suspend the Liberty project indefinitely. We do not know whether or how that decision may impact our discussions with BP related to contract close-out.

Other Financial Data

Gain on asset dispositions for the six months ended June 30, 2012 and 2011 was $1.9 million and $1.4 million, respectively, and was primarily a result of gains on various asset sales during each period. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.

Interest expense increased $5.3 million for the six months ended June 30, 2012 compared with the six months ended June 30, 2011, due to an increase in debt-related interest expense of $1.1 million resulting from higher interest on the additional $125 million of 9.125% Notes, which have a higher interest rate than our 2.125% Notes. We incurred interest on both notes issuances during the tender period. Additionally, we incurred a $0.4 million increase in amortization of debt issuance costs attributable to the issuance of an additional $125.0 million of 9.125% Notes in April 2012, and a $3.8 million decrease in capitalized interest on major projects, primarily resulting from a reduction in the value of the AADU rigs following an impairment charge recorded during the fourth quarter of 2011. Interest income was minimal in each quarter.

We incurred a loss on extinguishment of debt of $1.6 million during the six months ended June 30, 2012. This loss resulted from the repurchase of $122.9 million of the 2.125% Notes pursuant to a tender offer on May 9, 2012. The loss included $0.4 million premium paid to repurchase the 2.125% Notes prior to maturity and $1.2 million accelerated amortization of the related debt discount and debt issuance costs.

General and administration expense decreased $1.8 million for the six months ended June 30, 2012 compared with the six months ended June 30, 2011 due primarily to a decrease in legal fees associated with the SEC and DOJ investigations (see further discussion in Note 11 in the Notes to Company financial statements) partially offset by an increase in employee recruitment costs and professional fees.

Income tax expense was $24.5 million for the six months ended June 30, 2012, as compared to $18.3 million for the six months ended June 30, 2011. The increase in 2012 period tax expense is driven primarily by an increase in income before income taxes, differences in the mix of our domestic and international pre-tax earnings and losses, as well as the mix of international tax jurisdictions in which we operate.

LIQUIDITY AND CAPITAL RESOURCES

We periodically evaluate our liability requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operational cash needs. To meet our short and long term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. However, we have recently, as well as in the past sought, and may in the future seek, to raise additional capital. We expect that, for the foreseeable future, cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the working capital necessary to support our strategy and fund planned capital expenditures.

Our Credit Facility matures on May 14, 2013. As a result, the $49.0 million Term Loan borrowed under the facility is classified as a current obligation on our consolidated balance sheet at June 30, 2012. Based on the current amortization schedule, the balance of the Term Loan to be repaid at maturity would be $31.0 million. Although, we believe we could repay the Term Loan at the time of maturity utilizing existing cash and cash generated from operations, it is our intention to enter into a new Credit Facility prior to maturity.

On April 25, 2012, we issued an additional $125.0 million aggregate principal amount of our existing 9.125% Notes at a price of 104.0% of par, resulting in gross proceeds of $130.0 million. Substantially all of the net proceeds from the offering of $124.1 million were utilized to repurchase $122.9 million aggregate principal amount of 2.125% Notes pursuant to a tender offer on May 9, 2012. The tender offer price was $1,003.27 for each $1,000 principal amount of 2.125% Notes, plus accrued and unpaid interest. As a result of the repurchase, we recorded debt extinguishment costs of $1.6 million during the second quarter of 2012. The $2.1 million aggregate principal amount of remaining non-tendered 2.125% Notes were subsequently paid off at their stated maturity, July 15, 2012.

Cash Flows

As of June 30, 2012, we had cash and cash equivalents of $77.5 million, a decrease of $20.4 million from December 31, 2011. The primary uses of cash for the six-month period ended June 30, 2012 as reflected on the consolidated condensed statements of cash flows were $122.9 million for the repurchase of 2.125% Notes, $109.5 million for capital expenditures, a $12.0 million payment on our Term Loan, and $3.5 million of debt issuance costs attributable to the issuance of an additional $125.0 million of 9.125% Notes in April 2012. Major capital expenditures for the first six months of 2012 included $48.5 million on the construction of two new rigs for work in Alaska and $41.6 million for tubular and other rental tools for our Rental Tools segment. The primary source of cash for the second quarter of 2012 was $130 million from the issuance of $125 million additional 9.125% Notes at 104.0% of par and $95.5 million from operating activities.

As of June 30, 2011, we had cash and cash equivalents of $67.5 million, an increase of $16.1 million from December 31, 2010. The primary source of cash for the six-month period ended June 30, 2011 was $95.9 million from operating activities and $16.9 million from financing activities, which included a $50.0 million draw on the accordion feature of our Credit Agreement in the form of a Term Loan, offset by the repayment of the $25.0 million outstanding balance on our Revolver and $9.0 million payments against our Term Loans. The primary use of cash was $99.4 million for capital expenditures. Major capital expenditures for the first six months of 2011 included $55.5 million on the construction of two new rigs for work in Alaska and $29.4 million for tubulars and other rental tools for our Rental Tools segment.

Financing Activity

On May 15, 2008, we entered into the Credit Agreement with a five-year senior secured $80.0 million Revolver and a Term Loan of up to $50.0 million. Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries, except for domestic subsidiaries owned by foreign subsidiaries and certain immaterial subsidiaries, each of which has executed a guaranty. The Credit Agreement contains customary affirmative and negative covenants, such as minimum ratios for consolidated leverage, consolidated interest coverage and consolidated senior secured leverage, which we were in compliance at June 30, 2012 and December 31, 2011.

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

On April 1, 2011, we exercised the accordion feature under the Credit Agreement and entered into an amendment to the Credit Agreement that increased the aggregate current commitment under the Credit Agreement to $159.0 million, and borrowed an additional $50.0 million under a Term Loan. Funding was provided by certain current lenders and Barclays Bank PLC, which joined as a lender under the Credit Agreement. Use of proceeds included repayment of the $25.0 million outstanding on the Revolver, purchases of additional rental tool inventory and general corporate purposes. The Term Loan requires quarterly principal amortization to $6.0 million with the remaining loan balance payable upon maturity.

As of June 30, 2012, there was $49.0 million outstanding on the Term Loan, and $2.6 million in letters of credit outstanding. There were no amounts outstanding under the Revolver.

On March 22, 2010, we issued $300 million aggregate principal amount of 9.125% Notes and on April 25, 2012 we issued an additional $125 million aggregate principal amount of 9.125% Notes. Interest is payable on the 9.125% Notes on April 1 and October 1.

We had total long-term debt, including current portion, of $481.0 million as of June 30, 2012, which consisted of:

•	$2.1 million aggregate principal amount of 2.125% Notes less a nominal amount of unamortized debt discount, all of which is classified as short term;

•	$425.0 million aggregate principal amount of 9.125% Notes, plus an associated $4.9 million in unamortized debt premium; and

•	$49.0 million drawn against our 2008 credit facility, consisting of no borrowings under our Revolver and $49.0 million under our Term Loan, all of which is classified as current.

As of June 30, 2012, we had approximately $154.9 million of liquidity which consisted of $77.5 million of cash and cash equivalents on hand and $77.4 million of availability under our Revolver.

Contractual Obligations

The following table summarizes our future contractual cash obligations as of June 30, 2012:

	Total	Less than 1 Year	Years 1-3	Years 3-5	More than 5 Years
	(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$476,148	$51,148	$—	$—	$425,000
Long-term debt — interest (1)	$234,284	$40,377	$77,563	$77,563	$38,781
Operating leases (2)	$26,564	$7,125	$6,947	$4,369	$8,123
Purchase commitments (3)	$11,468	$11,468	$—	$—	$—

Total contractual obligations	$748,464	$110,118	$84,510	$81,932	$471,904

Commercial commitments:
Long-term debt — standby Revolving credit facility	$—	$—	$—	$—	$—
Standby letters of credit (4)	2,603	2,603	—	—	—

Total commercial commitments	$2,603	$2,603	$—	$—	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.125% Notes, the 2.125% Notes, and the Term Loan. The remaining unamortized premium of $4.9 million on the 9.125% Notes and the nominal unamortized discount on the 2.125% Notes are not included in the contractual cash obligations schedule.
(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.
(3)	Purchase commitments outstanding as of June 30, 2012 are primarily related to rig upgrade projects and new rig construction.
(4)	We have an $80.0 million revolving credit facility. As of June 30, 2012, we had no borrowings under the Revolver and $2.6 million of availability has been used to support letters of credit that have been issued, resulting in $77.4 million of availability. The Revolver expires May 14, 2013.

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

Evaluation of Disclosure Controls and Procedures — In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the Exchange Act Rules 13a-15 and 15d-15, were effective, as of June 30, 2012, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 11, “Contingencies,” in Item 1 of Part I of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.

ITEM 1A.	RISK FACTORS

Other than disclosed below, there have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2011.

We are not fully insured against all risks associated with our business.

We ordinarily maintain insurance against certain losses and liabilities arising from our operations. However, we do not insure against all operational risks in the course of our business. Due to the significant premium, high self-insured retention and limited coverage, we decided not to purchase windstorm insurance for our inland barges in the Gulf of Mexico. Accordingly, we have retained the risk for loss or damage in the Gulf of Mexico arising out of windstorm damage. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on our business activities, financial position and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company currently has no active share repurchase programs. Periodically, the Company purchases shares on the open market to meet our employer matching requirements under our 401 (k) Retirement Savings Plan (formerly known as our Stock Bonus Plan). Additionally, when restricted stock awarded by the Company becomes taxable compensation to personnel, shares may be withheld to satisfy the associated withholding tax liabilities. Information on our purchases of equity securities by means of such share withholdings is provided in the table below:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1-30, 2012	61,251	$5.37
May 1-31, 2012	8,134	$5.17
June 1-30, 2012	4,837	$4.57

Total	74,222	$5.29

ITEM 6.	EXHIBITS

(a) Exhibits: The following exhibits are filed or furnished as a part of this report:

Exhibit Number		DESCRIPTION

10.1	—	Form of supplement to Restricted Stock Unit Incentive Agreement.

31.1	—	Robert L. Parker, Jr., Chairman, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d- 14(a) Certification.

32.1	—	Robert L. Parker, Jr., Chairman, President and Chief Executive Officer, Section 1350 Certification.

32.2	—	W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER DRILLING COMPANY

Date: August 3, 2012	By:	/s/ Robert L. Parker, Jr.
Robert L. Parker, Jr. Chairman, President, and Chief Executive Officer

	By:	/s/ W. Kirk Brassfield
W. Kirk Brassfield Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		DESCRIPTION

10.1	—	Form of supplement to Restricted Stock Unit Incentive Agreement.

31.1	—	Robert L. Parker, Jr., Chairman, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d- 14(a) Certification.

32.1	—	Robert L. Parker, Jr., Chairman, President and Chief Executive Officer, Section 1350 Certification.

32.2	—	W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Section 1350 Certification.