Form 10-Q
period 2012-09-30
PARKER DRILLING CO /DE/
filed 2012-11-02
CIK 76321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2012, there were 118,272,379 common shares outstanding.

Page
Part I. Financial Information	3
Item 1. Financial Statements	3
Consolidated Condensed Balance Sheets September 30, 2012 (Unaudited) and December 31, 2011	3
Consolidated Condensed Statements of Operations (Unaudited) Three and Nine Months Ended September 30, 2012 and 2011	4
Consolidated Condensed Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2012 and 2011	5
Notes to the Unaudited Consolidated Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures about Market Risk	41
Item 4. Controls and Procedures	42

Part II. Other Information	43
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 6. Exhibits	44
Signatures	45
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,127	$97,869
Accounts and notes receivable, net of allowance for bad debts of $4,152 and $1,544 at September 30, 2012 and December 31, 2011	160,449	183,923
Rig materials and supplies	22,934	29,947
Deferred costs	1,209	3,249
Deferred income taxes	6,615	6,650
Other tax assets	29,016	25,358
Assets held for sale	11,656	5,315
Other current assets	12,199	15,302

Total current assets	358,205	367,613
Property, plant and equipment less accumulated depreciation and amortization of $998,389 and $970,276 at September 30, 2012 and December 31, 2011	773,244	719,809
Deferred income taxes	99,586	108,311
Other noncurrent assets	25,854	20,513

Total assets	$1,256,889	$1,216,246

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$43,000	$145,723
Accounts payable and accrued liabilities	129,712	135,250
Accrued income taxes	5,242	4,837

Total current liabilities	177,954	285,810
Long-term debt	429,462	337,000
Other long-term liabilities	25,270	33,452
Long-term deferred tax liability	15,578	15,934
Contingencies (Note 11)	—	—
Stockholders' equity:
Common stock	19,753	19,508
Capital in excess of par value	644,107	637,042
Accumulated deficit	(54,533)	(111,944)

Total controlling interest stockholders' equity	609,327	544,606
Noncontrolling interest	(702)	(556)

Total equity	608,625	544,050

Total liabilities and stockholders' equity	$1,256,889	$1,216,246

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share and Weighted Average Shares Outstanding)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$165,301	$176,589	$520,795	$505,580
Expenses:
Operating expenses	101,484	99,042	300,942	311,100
Depreciation and amortization	29,779	27,581	85,357	82,511

	131,263	126,623	386,299	393,611

Total operating gross margin	34,038	49,966	134,496	111,969

General and administration expense	(8,905)	(8,630)	(21,822)	(23,384)
Gain on disposition of assets, net	606	623	2,466	1,993

Total operating income	25,739	41,959	115,140	90,578

Other income and (expense):
Interest expense	(8,171)	(5,591)	(25,133)	(17,208)
Interest income	30	29	109	208
Loss on extinguishment of debt	(117)	—	(1,766)	—
Change in fair value of derivative positions	19	(49)	8	(186)
Other	26	(657)	62	(522)

Total other expense	(8,213)	(6,268)	(26,720)	(17,708)

Income before income taxes	17,526	35,691	88,420	72,870
Income tax expense	6,695	15,042	31,155	33,345

Net income	10,831	20,649	57,265	39,525
Less: Net loss attributable to noncontrolling interest	(105)	(76)	(146)	(202)

Net income attributable to controlling interest	$10,936	$20,725	$57,411	$39,727

Basic earnings per share	$0.09	$0.18	$0.49	$0.34
Diluted earnings per share	$0.09	$0.18	$0.48	$0.34
Number of common shares used in computing earnings per share:
Basic	118,109,214	116,416,011	117,458,365	115,899,959
Diluted	119,201,019	117,425,764	118,810,195	116,912,367

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$57,265	$39,525
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	85,357	82,511
Loss on extinguishment of debt	1,766	—
Gain on disposition of assets	(2,466)	(1,993)
Deferred income tax expense	8,403	19,736
Expenses not requiring cash	15,724	11,074
Change in accounts receivable	24,648	(4,476)
Change in other assets	564	48,869
Change in accrued income taxes	(3,049)	—
Change in liabilities	(10,185)	(16,531)

Net cash provided by operating activities	178,027	178,715

Cash flows from investing activities:
Capital expenditures	(147,658)	(141,841)
Proceeds from the sale of assets	3,496	3,425
Proceeds from insurance settlements	—	250

Net cash used in investing activities	(144,162)	(138,166)

Cash flows from financing activities:
Proceeds from issuance of debt	130,000	50,000
Repayment of senior notes	(125,000)	—
Repayments of term loan	(18,000)	(15,000)
Repayments of revolver	—	(25,000)
Payments of debt issuance costs	(3,516)	(504)
Payments of debt extinguishment costs	(519)	—
Proceeds from stock options exercised	—	183
Excess tax benefit from stock based compensation	(572)	1,424

Net cash provided by (used in) financing activities	(17,607)	11,103

Net increase in cash and cash equivalents	16,258	51,652
Cash and cash equivalents, beginning of year	97,869	51,431

Cash and cash equivalents, end of period	$114,127	$103,083

Supplemental cash flow information:
Interest paid	$17,492	$18,416
Income taxes paid	$36,498	$6,140

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	General

In the opinion of the management of Parker Drilling Company (Parker Drilling), the accompanying unaudited consolidated condensed financial statements reflect all adjustments of a normally recurring nature which are necessary for a fair presentation of: (1) Parker Drilling’s financial position as of September 30, 2012 and December 31, 2011, (2) Parker Drilling’s results of operations for the three and nine-month periods ended September 30, 2012 and 2011, and (3) Parker Drilling’s cash flows for the nine-month periods ended September 30, 2012 and 2011. Results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that will be realized for the year ending December 31, 2012. The financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

Nature of Operations — Parker Drilling, together with its subsidiaries (the Company), is a provider of contract drilling and drilling-related services. Additionally, our rental tools business specializes in providing equipment such as drill pipe, tubing, high-torque connections, blowout preventers (BOPs) and drill collars for use in drilling, work-over and production applications within the drilling sector of the energy industry.

We have extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas both in the U.S. and internationally. Additionally, our international drilling business provides operations and management services, such as labor, maintenance, and logistics for operators who own their own drilling rigs, but choose Parker Drilling to operate the rigs for them. At September 30, 2012, our combined U.S. and international marketable rig fleet consisted of 15 barge drilling rigs and 24 land rigs located in the United States and countries in Latin America and the Eastern Hemisphere. Our Technical Services business includes engineering and related project services during the concept development, pre-FEED (Front End Engineering and Design), and FEED phases of customer-owned drilling facility projects. As these projects mature, we strive to continue providing the same services during the Engineering, Procurement, Construction and Installation (EPCI) phase.

Segment Reporting — As of December 31, 2011, we re-aligned our reporting segments to be consistent with changes made within our organization. We have six operating segments:

•	Rental Tools

•	U.S. Barge Drilling

•	U.S. Drilling

•	International Drilling

•	Technical Services

•	Construction Contract

As of December 31, 2011, we added the U.S. Drilling segment, represented primarily by our two Arctic Alaska Drilling Units (AADU) rigs in Alaska. Our U.S. Barge Drilling segment, previously referred to as the U.S. Drilling segment, represents our U.S. Gulf of Mexico barge business and remains unchanged. We aligned our international operations more closely with the management structure. Our previous three international geographic regions (Americas, CIS/AME, and Asia Pacific) are now two – Latin America and Eastern Hemisphere. Each region includes all drilling-related operations, whether conducted using a Parker-owned rig or a customer-owned rig pursuant to an Operations and Maintenance (O&M) contract. Our technical services activities, which primarily include our engagement in engineering support initiatives, pre-FEED, FEED and EPCI projects that have the potential to evolve into future O&M opportunities, are now reported as an individual segment. Our Rental Tools and Construction Contract segments remain unchanged. Certain amounts presented in this Form 10-Q for the three and nine-month periods ended September 30, 2011 have been revised to conform to the current period presentation.

Consolidation — The consolidated condensed financial statements include the accounts of Parker Drilling and subsidiaries over which we exercise control or have a controlling financial interest, including entities, if any, in which the Company is allocated a majority of the entity’s losses or returns, regardless of ownership percentage. If a subsidiary of Parker Drilling has a 50 percent interest in an entity but Parker Drilling’s interest in the subsidiary or the entity does not meet the consolidation criteria described above, then that interest is accounted for under the equity method.

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

Reimbursable Costs — We recognize reimbursements received for out-of-pocket expenses as revenues and account for out-of-pocket expenses as direct operating costs. Such amounts totaled $12.1 million, and $11.9 million during the third quarters of 2012 and 2011, respectively, and $29.8 million and $46.9 million for the nine months ended September 30, 2012 and 2011, respectively.

Concentrations of Credit Risk — Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables. We generally do not require collateral on our trade receivables.

At September 30, 2012 and December 31, 2011, we had deposits in domestic banks in excess of federally insured limits of approximately $10.8 million and $10.2 million, respectively. In addition, as of September 30, 2012 and December 31, 2011, we had uninsured deposits in foreign banks of $31.9 million and $38.4 million, respectively.

Our customer base consists primarily of major, independent, national and international oil and gas companies and integrated service providers. We depend on a limited number of customers. Our two largest customers constituted 10.6 percent and 10.2 percent, respectively, of our total year-to-date revenues as of September 30, 2012. Each of our segments depends on a limited number of key customers and the loss of any one or more key customers could have a material adverse effect on a segment.

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

After expiration of the construction contract, the Company and BP continued activities to preserve and maintain the rig under the “pre-operations” phase of our operations contract, which was entered into in August 2009 and expired on July 1, 2011. A consulting services agreement was reached between us and BP effective July 1, 2011. Under the consulting services agreement, we assisted BP with technical support in a review of the rig’s design, the creation of a new statement of requirements for the rig, and the transition of documentation and materials to BP. All work under the consulting agreement has been completed and we are engaged with BP on construction contract close-out resolution. In June 2012, BP publicly announced that it had made the decision to suspend the Liberty project indefinitely. We do not know whether or how that decision may impact our discussions with BP related to contract close-out.

Capitalized Interest — Interest from external borrowings is capitalized on major projects until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets in the same manner as the underlying assets. Capitalized interest reduces net interest expense in the consolidated condensed statements of operations. We capitalized interest costs primarily related to the construction of the two new AADU rigs of $2.5 million and $5.0 million during the third quarters of 2012 and 2011, respectively, and $7.9 million and $14.1 million for the nine months ended September 30, 2012 and 2011, respectively.

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

3.	Earnings per share (EPS)

	Three Months Ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$10,936,000	118,109,214	$0.09
Effect of dilutive securities:
Restricted stock		1,091,805	$—

Diluted EPS	$10,936,000	119,201,019	$0.09

	Nine Months Ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$57,411,000	117,458,365	$0.49
Effect of dilutive securities:
Restricted stock		1,351,830	$(0.01)

Diluted EPS	$57,411,000	118,810,195	$0.48

	Three Months Ended September 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$20,725,000	116,416,011	$0.18
Effect of dilutive securities:
Stock options and restricted stock		1,009,753	$—

Diluted EPS	$20,725,000	117,425,764	$0.18

	Nine Months Ended September 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$39,727,000	115,899,959	$0.34
Effect of dilutive securities:
Stock options and restricted stock		1,012,408	$—

Diluted EPS	$39,727,000	116,912,367	$0.34

There were no options outstanding during the three and nine month periods ended September 30, 2012. All options outstanding during the three and nine months ended September 30, 2011 were included in the computation of diluted EPS as the options’ exercise prices were less than the average market price of the common shares.

4.	Reportable Segments

We report our business activities in six business segments: (1) Rental Tools, (2) U.S. Barge Drilling, (3) U.S. Drilling, (4) International Drilling, (5) Technical Services, and (6) Construction Contract. We eliminate inter-segment revenues and expenses. The following table represents the results of operations by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operations by Reportable Industry Segment	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
Revenues:
Rental Tools	$59,947	$62,388	$191,233	$173,197
U.S. Barge Drilling	33,142	28,895	94,269	70,876
U.S. Drilling(2)	—	—	—	—
International Drilling	68,503	79,591	224,176	229,250
Technical Services	3,709	5,715	11,117	22,619
Construction Contract	—	—	—	9,638

Total revenues	165,301	176,589	520,795	505,580

Operating gross margin:
Rental Tools(1)	27,032	33,389	91,885	88,052
U.S. Barge Drilling(1)	11,042	6,732	29,215	8,502
U.S. Drilling(1)	(4,712)	(1,334)	(7,881)	(2,015)
International Drilling(1)	783	10,017	21,395	12,141
Technical Services(1)	(107)	1,162	(118)	4,518
Construction Contract(1)	—	—	—	771

Total operating gross margin	34,038	49,966	134,496	111,969
General and administrative expense	(8,905)	(8,630)	(21,822)	(23,384)
Gain on disposition of assets, net	606	623	2,466	1,993

Total operating income	25,739	41,959	115,140	90,578
Interest expense	(8,171)	(5,591)	(25,133)	(17,208)
Interest income	30	29	109	208
Changes in fair value of derivative positions	19	(49)	8	(186)
Loss on extinguishment of debt	(117)	—	(1,766)	—
Other	26	(657)	62	(522)

Income before income taxes	$17,526	$35,691	$88,420	$72,870

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
(2)	As of September 30, 2012, this segment had not begun generating revenue.

5.	Assets Held for Sale

Assets held for sale of $11.7 million as of September 30, 2012 was comprised of the net book value of five land rigs and related inventory. For three rigs comprising $5.3 million of the assets held for sale balance, we have received $1.4 million in down payment and deposits on these assets and associated inventories. The sale of these assets is expected to be finalized in 2013. Prior to being classified as assets held for sale, were included in the International Drilling segment. We expect the carrying amount of the assets, less costs to sell, will be fully recoverable through sale of the assets.

Additionally, during the third quarter of 2012, we determined that two of our rigs located in Kazakhstan met the criteria for classification as assets held for sale. As of September 30, 2012, we reclassified the $6.4 million net book value of these assets and associated inventories to assets held for sale. Prior to being classified as assets held for sale, were included in the international drilling segment. We expect the carrying amount of the assets, less costs to sell, will be fully recoverable through sale of the assets.

6.	Accounting for Uncertainty in Income Taxes

We apply the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At September 30, 2012, we had a liability for unrecognized tax benefits of $12.0 million (which includes $5.2 million of benefits which would favorably impact our effective tax rate upon recognition). As of September 30, 2011, we had a liability for unrecognized tax benefits of $15.4 million ($8.5 million of which, if recognized, would favorably impact our effective tax rate) primarily related to foreign operations. In addition, we recognize interest and penalties that could be applied to uncertain tax positions in periodic income tax expense. As of September 30, 2012 and December 31, 2011, we had approximately $7.0 million and $8.4 million, respectively, of accrued interest and penalties related to uncertain tax positions.

7.	Income Tax Benefit/Expense

Income tax expense was $6.7 million for the third quarter of 2012 as compared to $15.0 million for the third quarter of 2011. The decrease was driven primarily by a reduction in pre-tax earnings to $17.5 million for the third quarter of 2012 as compared to $35.7 million for the third quarter of 2011 and differences in the mix of our domestic and international pre-tax earnings and losses, as well as the mix of international tax jurisdictions in which we operate.

8.	Long-Term Debt

The following table illustrates the Company’s debt portfolio as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(Dollars in Thousands)
9.125% Senior Notes, due April 2018 (Issued March 22, 2010)	$300,000	$300,000
9.125% Senior Notes, due April 2018 (Issued April 25, 2012)	129,462	—
2.125% Convertible Senior Notes, due July 2012	—	121,723
Term Note	43,000	61,000

Total debt	472,462	482,723
Less current portion	43,000	145,723

Total long-term debt	$429,462	$337,000

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

On April 25, 2012, we issued an additional $125.0 million aggregate principal amount of 9.125% Notes under the same indenture at a price of 104.0% of par, resulting in gross proceeds of $130.0 million. Net proceeds from the offering were utilized to refinance $125.0 million aggregate principal amount of the 2.125% Convertible Senior Notes due July 2012 (2.125% Notes). We repurchased $122.9 million aggregate principal amount of the 2.125% Notes tendered pursuant to a tender offer on May 9, 2012 and paid off the remaining $2.1 million at their stated maturity on July 15, 2012.

The 9.125% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 9.125% Notes are jointly and severally guaranteed by substantially all of our direct and indirect domestic subsidiaries other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States. Interest on the 9.125% Notes is payable on April 1 and October 1 of each year. Debt issuance costs related to the 9.125% Notes of approximately $11.5 million ($8.0 million, net of amortization) are being amortized over the term of the notes using the effective interest rate method.

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

2.125% Convertible Senior Notes, due July 2012

On July 5, 2007, we issued $125.0 million aggregate principal amount of 2.125% Notes. As noted above, on May 9, 2012, we repurchased $122.9 million aggregate principal amount of the 2.125% Notes pursuant to a tender offer. The tender offer price was $1,003.27 for each $1,000 principal amount of 2.125% Notes, plus accrued and unpaid interest. This repurchase resulted in the recording of debt extinguishment costs of $1.8 million related to the accelerated amortization of both the unamortized debt issuance costs and debt discount associated with the 2.125% Notes. The remaining $2.1 million aggregate principal amount of non-tendered 2.125% Notes was subsequently paid off at their stated maturity on July 15, 2012.

Concurrently with the issuance of the 2.125% Notes, we purchased a convertible note hedge (note hedge) and sold warrants in private transactions with counterparties that were different than the ultimate holders of the 2.125% Notes. The note hedge allowed us to receive shares of our common stock from the counterparties to the transaction equal to the amount of common stock related to the excess conversion value that we would issue and/or pay to the holders of the 2.125% Notes upon conversion. The warrants allow us to sell 9,027,713 common shares at a strike price of $18.29 per share. The note hedge expired on July 15, 2012, the maturity date of the 2.125% Notes. The warrants expire ratably from October 15, 2012 to February 22, 2013.

Because we had the choice of settling the call options and the warrants in cash or shares of our common stock and these contracts met all of the applicable criteria for equity classification, the cost of the call options and proceeds from the sale of the warrants were classified in stockholders’ equity in the consolidated condensed balance sheets. In addition, because both of these contracts are classified in stockholders’ equity and were indexed solely to our common stock, they were not accounted for as derivatives.

Debt issuance costs related to the 2.125% Notes of approximately $3.6 million were amortized over the five year term of the 2.125% Notes using the effective interest method.

Credit Agreement:

On May 15, 2008, we entered into a credit agreement (Credit Agreement) consisting of the Revolver of $80.0 million and senior secured term loan facility (Term Loan) of up to $50.0 million. On April 1, 2011, the Company entered into an amendment to the Credit Agreement that increased the Aggregate Commitments under the Credit Agreement to $159.0 million, and borrowed an additional $50.0 million in a Term Loan. When the facility was increased, all other terms of the Credit Agreement remained the same, including covenants and Applicable Rates (as defined in the Credit Agreement).

Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries, except for domestic subsidiaries owned by foreign subsidiaries and certain immaterial subsidiaries, each of which has executed guaranty agreements. The Credit Agreement contains customary affirmative and negative covenants with which we were in compliance as of September 30, 2012 and December 31, 2011. The Credit Agreement terminates and must be repaid on May 14, 2013. All associated obligations related to the Credit Agreement have been recorded as current liabilities in our financial statements as of September 30, 2012. Based on the current amortization schedule, the balance of the Term Loan to be repaid at maturity would be $31.0 million. Although, we believe we could repay the Term Loan at the time of maturity utilizing existing cash and cash generated from operations, it is our intention to enter into a new Credit Agreement prior to maturity.

Revolver:

Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate (as defined in the Credit Agreement) plus an Applicable Rate or LIBOR plus an Applicable Rate. The Applicable Rate varies from a rate per annum ranging from 2.75 percent to 3.25 percent for LIBOR rate loans and 1.75 percent to 2.25 percent for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the Credit Agreement). Revolving loans are available subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and rental equipment of the Company and its subsidiary guarantors. There were no revolving loans outstanding at September 30, 2012 or December 31, 2011. Letters of credit outstanding totaled $2.5 million and $2.7 million as of September 30, 2012 and December 31, 2011, respectively.

Term Loan:

The Term Loan originated at $50.0 million. On April 1, 2011, the Company expanded its Term Loan by $50.0 million. Funding was provided by certain current lenders and Barclays Bank PLC, which joined as a lender under the Credit Agreement. We used the proceeds from the additional Term Loan to repay the $25.0 million outstanding on the Revolver, purchase additional rental tool inventory, and for general corporate purposes. Interest on the Term Loan accrues at either a Base Rate plus 2.25 percent or LIBOR plus 3.25 percent. The Term Loan requires quarterly principal payments of $6.0 million per quarter with the remaining loan balance payable upon maturity. The outstanding balance on the Term Loan at September 30, 2012 and December 31, 2011 was $43.0 million and $61.0 million, respectively.

9.	Derivative Financial Instruments

We entered into two variable-to-fixed interest rate swap agreements as a strategy to manage the floating rate risk on the Term Loan borrowings under the Credit Agreement. The two agreements fix the interest rate on a notional amount of $73.0 million of borrowings at 3.878% for the period beginning June 27, 2011 and terminating May 14, 2013. The notional amount of the swap agreements will decrease correspondingly with amortization of the Term Loan. We do not apply hedge accounting to the agreements and, accordingly, we report the mark-to-market change in the fair value of the interest rate swaps in earnings. For the three and nine months ended September 30, 2012, we recognized in earnings a nominal gain relating to these agreements compared to a nominal loss for the quarter ended September 30, 2011 and a $0.2 million loss for the nine months ended September 30, 2011.

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

When multiple input levels are required for a valuation, we categorize the entire fair value measurement according to the lowest level of input that is significant to the entire measurement even though we may have also utilized significant inputs that are more readily observable.

The amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. Fair values and related carrying values of our debt instruments are as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Long-term Debt
9.125% Notes	$300,000	$323,250	$300,000	$315,000
9.125% Notes	125,000	134,688	—	—
2.125% Notes	—	—	125,000	123,204

Total	$425,000	$457,938	$425,000	$438,204

The carrying amount of our interest rate swap agreements represents the estimated fair value, measured using Level 2 inputs. The carrying amount of our interest rate swap agreements was $0.1 million as of both September 30, 2012 and December 31, 2011. As of September 30, 2012, the carrying amount of the agreements is classified as current and is recorded in accounts payable and accrued liabilities. As of December 31, 2011, the agreements were classified as long-term and recorded in other long-term liabilities on our consolidated condensed balance sheets.

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

Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the three months ended September 30, 2012.

11.	Contingencies

Asbestos-Related Claims

We are from time to time a party to various lawsuits in the ordinary course that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At September 30, 2012, there were approximately 15 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the State of Mississippi.

The subsidiaries named in these asbestos-related lawsuits intend to defend themselves vigorously and, based on the information available to us at this time, we do not expect the outcome to have a material adverse effect on our financial condition, results of operations or cash flows. However, we are unable to predict the ultimate outcome of these lawsuits. No amounts were accrued at September 30, 2012.

Gulfco Site

In 2003, we received an information request under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) designating Parker Drilling Offshore Corporation, a subsidiary of Parker Drilling, as a potentially responsible party with respect to the Gulfco Marine Maintenance, Inc. Superfund Site in Freeport, Texas (EPA No. TX 055144539). We responded to this request and in January 2008 received an administrative order to participate in an investigation of the site and a study of the remediation needs and alternatives. The EPA alleges that our subsidiary is a successor to a party who owned the Gulfco site during the time when chemical releases took place there. In December 2010, we entered into an agreement with two other potentially responsible parties, pursuant to which we agreed to pay 20 percent of past and future costs to study and remediate the site. To date, we believe that all required activity for removal and remediation has been completed, except for ongoing monitoring costs, and we are awaiting a Notice of Completion from the EPA. The EPA has issued notice letters to several other parties who may also participate in funding the site remediation costs. As of September 30, 2012, the Company had made certain participating payments and had accrued $0.6 million for our portion of certain unreimbursed past costs and the estimated future cost of remediation.

Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation

As previously disclosed, we received requests from the United States Department of Justice (DOJ) in July 2007 and the United States Securities and Exchange Commission (SEC) in January 2008 relating to our utilization of the services of a customs agent. The DOJ and the SEC are conducting parallel investigations into possible violations of U.S. law, including the FCPA, by us. In particular, the DOJ and the SEC are investigating certain of our operations relating to countries in which we currently operate or formerly operated, including Kazakhstan and Nigeria. We are fully cooperating with the DOJ and SEC investigations and conducted an internal investigation into potential customs and other issues in Kazakhstan and Nigeria. The internal investigation has identified issues relating to potential non-compliance with applicable laws and regulations, including the FCPA, with respect to operations in Kazakhstan and Nigeria. At this point, we are unable to predict the duration, scope or result of the DOJ or the SEC investigation or whether either agency will commence any legal action. We are currently in continuing discussions with the DOJ and SEC regarding a potential settlement of this matter, but no agreement has been reached with either agency. We cannot predict or estimate whether or when a resolution with each will occur, or the terms, conditions, or other parameters of any such resolution (including the size of any monetary penalties or disgorgement). Therefore, we have not made any accrual in our consolidated financial statements as of September 30, 2012, with respect to the investigations.

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

Demand Letter and Derivative Litigation

In April 2010, we received a demand letter from a law firm representing Ernest Maresca. The letter states that Mr. Maresca is one of our stockholders and that he believes that certain of our current and former officers and directors violated their fiduciary duties related to the issues described above under “Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation.” The letter requests that our Board of Directors take action against the individuals in question. In response to this letter, the Board formed a special committee to evaluate the issues raised by the letter and determine a course of action for the Company, and such committee’s work is ongoing.

On August 31, 2010, Douglas Freuler, a purported stockholder of the Company, filed a derivative action in the United States District Court for the Southern District of Texas against our current directors, select officers, and the Company as a nominal defendant. The lawsuit alleges that the individuals breached their fiduciary duties to the Company related to the issues described above under “Customs Agent and Foreign Corrupt Practices Act (FCPA) Investigation,” as well as abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The damages sought included both compensatory and exemplary damages in an unspecified amount, along with various other forms of relief and an award of attorney fees, other costs, and expenses to the plaintiffs. Defendants’ motions to dismiss the amended complaint were granted on June 30, 2011, and plaintiff was given thirty days to replead. Mr. Freuler filed his second amended complaint on July 20, 2011. Defendants’ motions to dismiss the second amended complaint were granted on March 14, 2012. The matter is now on appeal at the U.S. Court of Appeals for the Fifth Circuit.

12.	Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued an update to existing guidance on the impairment assessment of indefinite-lived intangibles. This update simplifies the impairment assessment of indefinite-lived intangibles by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before performing the two step impairment review process. The adoption of this update did not have an impact on our condensed consolidated financial statements

On January 1, 2012, we adopted an update issued by the FASB to existing guidance on the presentation of comprehensive income. The update eliminates the option to present the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. Public entities are required to comply with the new reporting requirements for fiscal years beginning after December 15, 2011 and interim periods within those years. Calendar year-end companies must adopt the requirements for the quarter ended March 31, 2012. The adoption of this update did not have a material impact on our financial position, results of operations, cash flows, or disclosures.

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

13.	Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements

Set forth on the following pages are the consolidating condensed financial statements of Parker Drilling. Our 9.125% Notes are guaranteed by substantially all of its direct and indirect domestic subsidiaries other than immaterial subsidiaries generating revenues primarily outside the United States. There are currently no restrictions on the ability of the guarantor subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries. Separate financial statements for each guarantor company are not provided as we comply with the exception to Rule 3-10(a)(1) of Regulation S-X, set forth in sub-paragraph (f) of such rule. All guarantor subsidiaries are owned 100 percent by Parker Drilling; all guarantees are full and unconditional and all guarantees are joint and several.

We are providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEET

(Dollars in Thousands)

(Unaudited)

	September 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$77,468	$7,907	$28,752	$—	$114,127
Accounts and notes receivable, net	289,803	97,085	287,958	(514,397)	160,449
Rig materials and supplies	—	(796)	23,730	—	22,934
Deferred costs	—	—	1,209	—	1,209
Deferred income taxes	—	5,540	1,075	—	6,615
Other tax assets	81,077	(55,655)	3,594	—	29,016
Assets held for sale	—	—	11,656	—	11,656
Other current assets	525	4,091	7,583	—	12,199

Total current assets	448,873	58,172	365,557	(514,397)	358,205

Property, plant and equipment, net	60	531,448	241,736	—	773,244
Investment in subsidiaries and intercompany advances	733,876	(199,435)	1,382,500	(1,916,941)	—
Other noncurrent assets	41,336	68,415	15,689	—	125,440

Total assets	$1,224,145	$458,600	$2,005,482	$(2,431,338)	$1,256,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$43,000	$—	$—	$—	$43,000
Accounts payable and accrued liabilities	74,494	75,832	208,112	(228,726)	129,712
Accrued income taxes	(1,014)	2,227	4,029	—	5,242

Total current liabilities	116,480	78,059	212,141	(228,726)	177,954

Long-term debt	429,462	—	—	—	429,462
Other long-term liabilities	3,933	6,287	15,050	—	25,270
Long-term deferred tax liability	2,359	29,945	(16,726)	—	15,578
Intercompany payables	62,583	43,657	103,625	(209,865)	—
Contingencies	—	—	—	—	—

Stockholders' equity:
Common stock	19,753	18,049	43,003	(61,052)	19,753
Capital in excess of par value	644,108	733,111	1,452,440	(2,185,552)	644,107
Retained earnings (accumulated deficit)	(54,533)	(450,508)	196,651	253,857	(54,533)

Total controlling interest stockholders' equity	609,328	300,652	1,692,094	(1,992,747)	609,327

Noncontrolling interest	—	—	(702)	—	(702)

Total Equity	609,328	300,652	1,691,392	(1,992,747)	608,625

Total liabilities and stockholders' equity	$1,224,145	$458,600	$2,005,482	$(2,431,338)	$1,256,889

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEET

(Dollars in Thousands)

(Unaudited)

	December 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$55,670	$4,212	$37,987	$—	$97,869
Accounts and notes receivable, net	289,512	94,748	285,326	(485,663)	183,923
Rig materials and supplies	—	762	29,185	—	29,947
Deferred costs	—	—	3,249	—	3,249
Deferred income taxes	—	5,311	853	486	6,650
Other tax assets	47,834	(25,218)	2,742	—	25,358
Assets held for sale	—	—	5,315	—	5,315
Other current assets	788	6,381	8,133	—	15,302

Total current assets	393,804	86,196	372,790	(485,177)	367,613

Property, plant and equipment, net	79	474,942	244,787	1	719,809
Investment in subsidiaries and intercompany advances	720,214	(212,883)	1,347,719	(1,855,050)	—
Other noncurrent assets	44,962	66,660	16,839	363	128,824

Total assets	$1,159,059	$414,915	$1,982,135	$(2,339,863)	$1,216,246

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$145,723	$—	$—	$—	$145,723
Accounts payable and accrued liabilities	60,120	94,056	181,010	(199,936)	135,250
Accrued income taxes	(205)	921	4,121	—	4,837

Total current liabilities	205,638	94,977	185,131	(199,936)	285,810

Long-term debt	337,000	—	—	—	337,000
Other long-term liabilities	8,081	9,474	15,897	—	33,452
Long-term deferred tax liability	1,151	25,232	(11,296)	847	15,934
Intercompany payables	62,583	43,657	111,619	(217,859)	—
Contingencies	—	—	—	—	—

Stockholders' equity:
Common stock	19,508	18,049	43,003	(61,052)	19,508
Capital in excess of par value	637,042	733,120	1,444,091	(2,177,211)	637,042
Retained earnings (accumulated deficit)	(111,944)	(509,594)	194,246	315,348	(111,944)

Total controlling interest stockholders' equity	544,606	241,575	1,681,340	(1,922,915)	544,606

Noncontrolling interest	—	—	(556)	—	(556)

Total Equity	544,606	241,575	1,680,784	(1,922,915)	544,050

Total liabilities and stockholders' equity	$1,159,059	$414,915	$1,982,135	$(2,339,863)	$1,216,246

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three months ended September 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$98,969	$94,749	$(28,417)	$165,301
Operating expenses	—	45,850	84,051	(28,417)	101,484
Depreciation and amortization	—	17,866	11,913	—	29,779

Total operating gross margin	—	35,253	(1,215)	—	34,038

General and administration expense (1)	(47)	(8,823)	(35)	—	(8,905)
Gain on disposition of assets, net	—	553	53	—	606

Total operating income (loss)	(47)	26,983	(1,197)	—	25,739

Other income and (expense):
Interest expense	(9,105)	(43)	(1,840)	2,817	(8,171)
Changes in fair value of derivative positions	19	—	—	—	19
Interest income	95	179	2,573	(2,817)	30
Loss on extinguishment of debt	(117)	—	—	—	(117)
Other	—	26	—	—	26
Equity in net earnings of subsidiaries	10,596	—	—	(10,596)	—

Total other income (expense)	1,488	162	733	(10,596)	(8,213)

Income (benefit) before income taxes	1,441	27,145	(464)	(10,596)	17,526
Income tax expense (benefit)	(9,495)	10,451	5,739	—	6,695

Net income (loss)	10,936	16,694	(6,203)	(10,596)	10,831

Less: Net (loss) attributable to noncontrolling interest	—	—	(105)	—	(105)

Net income (loss) attributable to controlling interest	$10,936	$16,694	$(6,098)	$(10,596)	$10,936

(1)	General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three months ended September 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$98,687	$105,807	$(27,905)	$176,589
Operating expenses	—	41,823	85,124	(27,905)	99,042
Depreciation and amortization	—	16,124	11,457	—	27,581

Total operating gross margin	—	40,740	9,226	—	49,966

General and administration expense (1)	(45)	(8,454)	(131)	—	(8,630)
Gain on disposition of assets, net	—	233	390	—	623

Total operating income (loss)	(45)	32,519	9,485	—	41,959

Other income and (expense):
Interest expense	(6,709)	(35)	(3,051)	4,204	(5,591)
Interest income	124	188	3,921	(4,204)	29
Gain (Loss) on fair value of derivative contracts	(49)	—	—	—	(49)
Other	—	(657)	—	—	(657)
Equity in net earnings of subsidiaries	25,361	—	—	(25,361)	—

Total other income and (expense)	18,727	(504)	870	(25,361)	(6,268)

Income (benefit) before income taxes	18,682	32,015	10,355	(25,361)	35,691

Total income tax expense (benefit)	(2,043)	12,490	4,595	—	15,042

Net income (loss)	20,725	19,525	5,760	(25,361)	20,649

Less: Net income (loss) attributable to noncontrolling interest	—	—	(76)	—	(76)

Net (loss) attributable to controlling interest	$20,725	$19,525	$5,836	$(25,361)	$20,725

(1)	General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Nine months ended September 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$302,892	$295,811	$(77,908)	$520,795
Operating expenses	—	136,849	242,001	(77,908)	300,942
Depreciation and amortization	—	49,127	36,230	—	85,357

Total operating gross margin	—	116,916	17,580	—	134,496

General and administration expense (1)	(137)	(21,273)	(412)	—	(21,822)
Gain on disposition of assets, net	—	1,168	1,298	—	2,466

Total operating income (loss)	(137)	96,811	18,466	—	115,140

Other income and (expense):
Interest expense	(27,923)	(115)	(5,811)	8,716	(25,133)
Changes in fair value of derivative positions	8	—	—	—	8
Interest income	8,695	4,894	39,345	(52,825)	109
Loss on extinguishment of debt	(1,766)	—	—	—	(1,766)
Other	—	64	(2)	—	62
Equity in net earnings of subsidiaries	61,553	—	—	(61,553)	—

Total other income (expense)	40,567	4,843	33,532	(105,662)	(26,720)

Income (benefit) before income taxes	40,430	101,654	51,998	(105,662)	88,420
Income tax expense (benefit)	(16,981)	38,149	9,987	—	31,155

Net income (loss)	57,411	63,505	42,011	(105,662)	57,265

Less: Net (loss) attributable to noncontrolling interest	—	—	(146)	—	(146)

Net income (loss) attributable to controlling interest	$57,411	$63,505	$42,157	$(105,662)	$57,411

(1)	General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Nine months ended September 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$281,527	$314,221	$(90,168)	$505,580
Operating expenses	—	133,451	267,817	(90,168)	311,100
Depreciation and amortization	—	46,721	35,790	—	82,511

Total operating gross margin	—	101,355	10,614	—	111,969

General and administration expense (1)	(173)	(22,949)	(262)	—	(23,384)
Gain on disposition of assets, net	—	1,137	856	—	1,993

Total operating income (loss)	(173)	79,543	11,208	—	90,578

Other income and (expense):
Interest expense	(20,307)	(17,854)	(6,939)	27,892	(17,208)
Interest income	18,065	568	9,467	(27,892)	208
Gain (Loss) on fair value of derivative contracts	(186)	—	—	—	(186)
Other	—	(536)	14	—	(522)
Equity in net earnings of subsidiaries	66,120	—	—	(66,120)	—

Total other income and (expense)	63,692	(17,822)	2,542	(66,120)	(17,708)

Income (benefit) before income taxes	63,519	61,721	13,750	(66,120)	72,870
Total income tax expense (benefit)	23,792	20,543	(10,990)	—	33,345

Net income (loss)	39,727	41,178	24,740	(66,120)	39,525

Less: Net income (loss) attributable to noncontrolling interest	—	—	(202)	—	(202)

Net (loss) attributable to controlling interest	$39,727	$41,178	$24,942	$(66,120)	$39,727

(1)	General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Year Ended September 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$57,411	$63,505	$42,011	$(105,662)	$57,265
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	49,127	36,230	—	85,357
Loss on extinguishment of debt	1,766	—	—	—	1,766
Gain on disposition of assets	—	(1,168)	(1,298)	—	(2,466)
Deferred income tax expense	5,940	4,868	(2,405)	—	8,403
Expenses not requiring cash	13,264	689	1,770	1	15,724
Equity in net earnings of subsidiaries	(61,553)	—	—	61,553	—
Change in accounts receivable	(291)	766	24,173	—	24,648
Change in other assets	(32,874)	61,320	(27,882)	—	564
Change in accrued income taxes	(5,068)	1,832	187	—	(3,049)
Change in liabilities	12,917	(21,430)	(1,672)	—	(10,185)

Net cash provided by (used in) operating activities	(8,488)	159,509	71,114	(44,108)	178,027

Cash flows from investing activities:
Capital expenditures	—	(139,618)	(8,040)	—	(147,658)
Proceeds from the sale of assets	—	1,667	1,829	—	3,496
Proceeds from insurance settlements	—	—	—	—	—
Intercompany dividend payment	(8,387)	(4,357)	(31,364)	44,108	—

Net cash (used in) investing activities	(8,387)	(142,308)	(37,575)	44,108	(144,162)

Cash flows from financing activities:
Proceeds from debt issuance	130,000	—	—	—	130,000
Proceeds from draw on revolver credit facility	—	—	—	—	—
Paydown on senior notes	(125,000)	—	—	—	(125,000)
Paydown on term note	(18,000)	—	—	—	(18,000)
Paydown on revolver credit facility	—	—	—	—	—
Payment of debt issuance costs	(3,516)	—	—	—	(3,516)
Payment of debt extinguishment costs	(519)	—	—	—	(519)
Proceeds from stock options exercised	—	—	—	—	—
Excess tax benefit from stock-based compensation	(572)	—	—	—	(572)
Intercompany advances, net	56,280	(13,507)	(42,773)	—	—

Net cash provided by (used in) financing activities	38,673	(13,507)	(42,773)	—	(17,607)

Net change in cash and cash equivalents	21,798	3,694	(9,234)	—	16,258
Cash and cash equivalents at beginning of year	55,670	4,212	37,987	—	97,869

Cash and cash equivalents at end of year	$77,468	$7,907	$28,752	$—	$114,127

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$39,727	$41,178	$24,740	$(66,120)	$39,525
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	46,721	35,790	—	82,511
Gain on disposition of assets	—	(1,137)	(856)	—	(1,993)
Deferred income tax expense	45,765	(65)	(25,964)	—	19,736
Expenses not requiring cash	12,666	—	(1,592)	—	11,074
Equity in net earnings of subsidiaries	(66,120)	—	—	66,120	—
Change in accounts receivable	(2,591)	65,716	(67,601)	—	(4,476)
Change in other assets	53,150	2,071	(6,352)	—	48,869
Change in liabilities	(4,887)	(79,082)	67,438	—	(16,531)

Net cash provided by (used in) operating activities	77,710	75,402	25,603	—	178,715

Cash flows from investing activities:
Capital expenditures	—	(132,287)	(9,554)	—	(141,841)
Proceeds from the sale of assets	—	3,073	352	—	3,425
Proceeds from insurance settlements	—	250	—	—	250
Intercompany dividend payment	—	—	—	—	—

Net cash used in investing activities	—	(128,964)	(9,202)	—	(138,166)

Cash flows from financing activities:
Proceeds from issuance of debt	50,000	—	—	—	50,000
Repayments of term loan	(15,000)	—	—	—	(15,000)
Repayments on revolver	(25,000)	—	—	—	(25,000)
Payment of debt issuance costs	(504)	—	—	—	(504)
Proceeds from stock options exercised	183	—	—	—	183
Excess tax benefit from stock-based compensation	1,424	—	—	—	1,424
Intercompany advances, net	(41,920)	68,844	(26,924)	—	—

Net cash provided by (used in) financing activities	(30,817)	68,844	(26,924)	—	11,103

Net change in cash and cash equivalents	46,893	15,282	(10,523)	—	51,652
Cash and cash equivalents at beginning of period	13,835	2,317	35,279	—	51,431

Cash and cash equivalents at end of period	$60,728	$17,599	$24,756	$—	$103,083

See accompanying notes to unaudited consolidated condensed financial statements.

14.	Subsequent Events

On September 17, 2012, the Company’s Board of Directors elected Gary Rich as President and Chief Executive Officer and as a member of the Board of Directors of the Company, effective October 1, 2012. Effective October 1, 2012, Robert L. Parker will no longer serve as President and Chief Executive Officer of the Company but will continue to serve as the Company’s Executive Chairman of the Board of Directors.

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

OVERVIEW AND OUTLOOK

Overview

Parker’s operating results for the 2012 third quarter demonstrate the effects of our complementary business mix and geographic range. The continued growth in drilling activity in the Gulf of Mexico (GOM) benefitted both our U.S. Barge Drilling and Rental Tools segments, nearly offsetting the impact on the Rental Tools segment of the slowdown in U.S. land drilling. Similarly, while the overall utilization of our international rig fleet declined, the decline was moderated by increases in Mexico and Algeria offsetting lower utilization in Kazakhstan and Colombia.

As a result of slowing U.S. land activity and suppliers’ additions of previously ordered drill pipe, our Rental Tools segment experienced more competitive pricing and lower utilization. It responded to the change in market conditions and remains a profitable business. The U.S. Barge Drilling segment increased revenues and gross margin as a result of strong fleet utilization and a higher average dayrate.

As expected, our international drilling operations experienced lower utilization for the Parker-owned rig fleet, while O&M contracts produced lower segment earnings on higher revenues, primarily due to the transition of contracts in Sakhalin Island, Russia. Combined, these led to reduced revenues and segment earnings for our International Drilling segment.

Preparation for the commencement of operations for our two Arctic Alaska Drilling Unit (AADU) rigs resulted in a gross margin loss for the U.S. Drilling segment. Though revenues will not be generated until each rig is operating, we have been incurring operating costs as we prepare the rigs for the customer. Additionally, since early in the third quarter of 2012, we began incurring depreciation expense and ceased capitalizing interest costs related to one rig when we presented it for acceptance testing early in the third quarter.

Outlook

The recent trend in U.S. land drilling is expected to lead to further reductions in demand for rental tools. Having cut back our purchases of tubular goods, we expect our inventory of rental tools, and that of the industry, will adjust to market conditions and this business will sustain its traditionally strong earnings and cash flow. In addition, we believe the growing fleet of deepwater drilling vessels in the GOM will continue to create additional business opportunities for our Rental Tools segment.

There is solid demand for drilling in the shallow waters of the U.S. GOM. We believe current and forecast prices for oil and natural gas liquids will continue to support demand in the GOM barge drilling market around current levels. Further development of deep gas plays in this area would provide additional growth opportunities.

Current contract terms and market conditions specific to our international markets are expected to result in further near-term declines in utilization for our international rig fleet and reduced levels of revenues and earnings from our O&M contract portfolio. While deployment opportunities for our international rig fleet take time to develop, our business development team has been working on a selection of rig tenders that could provide operational momentum for 2013 and later. In addition, we expect to make adjustments in the deployment of underutilized rigs in our international rig fleet to better reflect their long-term opportunities. Our O&M contracts on Sakhalin Island, Russia expired in the third quarter. We were successful in winning a new contract that adds a third rig management project to the two projects we managed previously under the expired contracts. The new consolidated contract replaces a significant portion, but not all, of the financial contribution of the expired contracts.

The U.S. Drilling segment is expected to report a gross margin loss during the remainder of 2012. While revenues are expected to be generated when each of our two AADU rigs begins operation, we have been incurring operating costs as we prepare the rigs for the customer. Additionally, we began incurring depreciation expense and cease capitalizing interest costs related to each rig as it is presented to the customer to begin the acceptance testing process.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Revenues decreased $11.3 million, or 6.4%, to $165.3 million for the three months ended September 30, 2012 compared with revenues of $176.6 million for the comparable 2011 period. Operating gross margin decreased $16.0 million, or 31.8%, to $34.0 million for the three months ended September 30, 2012 compared with operating gross margin of $50.0 million for the three months ended September 30, 2011. We recorded net income attributable to controlling interest of $10.9 million for the three months ended September 30, 2012 compared with $20.7 million for the three months ended September 30, 2011.

The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended September 30,
	2012		2011
	(Dollars in Thousands)
Revenues:
Rental Tools	$59,947	36%	$62,388	35%
U.S. Barge Drilling	33,142	20%	28,895	17%
U.S. Drilling	—	0%	—	0%
International Drilling	68,503	42%	79,591	45%
Technical Services	3,709	2%	5,715	3%
Construction Contract	—	0%	—	0%

Total revenues	165,301	100%	176,589	100%

Operating gross margin:
Rental Tools gross margin excluding depreciation and amortization	38,068	64%	43,706	70%
U.S Barge Drilling gross margin excluding depreciation and amortization	15,885	48%	11,361	39%
U.S. Drilling gross margin excluding depreciation and amortization	(2,641)	n/a	(601)	n/a
International Drilling gross margin excluding depreciation and amortization	12,584	18%	21,919	28%
Technical Services gross margin	(79)	n/a	1,162	20%
Construction Contract gross margin	—	n/a	—	n/a

Total operating gross margin excluding depreciation and amortization	63,817	39%	77,547	44%

Depreciation and amortization	(29,779)		(27,581)

Total operating gross margin	34,038		49,966
General and administrative expense	(8,905)		(8,630)
Gain on disposition of assets, net	606		623

Total operating income	$25,739		$41,959

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

	Rental Tools	U.S. Barge Drilling	U.S. Drilling	International Drilling	Technical Services	Construction Contract (2)
Three Months Ended September, 2012	(Dollars in Thousands)
Operating gross margin (1)	$27,032	$11,042	$(4,712)	$783	$(107)	$—
Depreciation and amortization	11,036	4,843	2,071	11,801	28	—

Operating gross margin excluding depreciation and amortization	$38,068	$15,885	$(2,641)	$12,584	$(79)	$—

Three Months Ended September 30, 2011
Operating gross margin (1)	$33,389	$6,732	$(1,334)	$10,017	$1,162	$—
Depreciation and amortization	10,317	4,629	733	11,902	—	—

Operating gross margin excluding depreciation and amortization	$43,706	$11,361	$(601)	$21,919	$1,162	$—

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

(2)	The Construction Contract segment does not incur depreciation and amortization.

Rental Tools

Rental Tools segment revenues decreased $2.5 million, or 4.0%, to $59.9 million for the third quarter of 2012 compared with $62.4 million for the third quarter of 2011. The decrease was driven primarily by a decrease in utilization and an increase in average discount rates resulting from the slowing U.S. land activity, and increased competition in certain key locations.

Rental Tools segment operating gross margin, excluding depreciation and amortization, decreased $5.6 million, or 12.8%, to $38.1 million for the third quarter of 2012 compared with $43.7 million for the third quarter of 2011. This was primarily due to the decrease in utilization and increase in discounts described above. Additionally, as utilization decreases length of time tools remain on each job has shortened, we experience an increase in costs of servicing and handling tools.

U.S. Barge Drilling

U.S. Barge Drilling segment revenues increased $4.2 million, or 14.5%, to $33.1 million for the third quarter of 2012 compared with $28.9 million for the third quarter of 2011. The increase in revenues was primarily due to a higher average dayrate for the U.S. barge rig fleet. Our dayrates benefit from our ability to renegotiate day rates during multi-well contracts.

The U.S. Barge Drilling segment’s operating gross margin, excluding depreciation and amortization, increased $4.5 million, or 39.5%, to $15.9 million for the third quarter of 2012 compared with $11.4 million for the third quarter of 2011. The increase in operating gross margin was mostly driven by the increase in average dayrates for the U.S. barge rig fleet as described above along with cost management, resulting in improved overhead costs.

U.S. Drilling

As of September 30, 2012, the U.S. Drilling segment had not begun generating revenues. While revenues are expected to be generated when each of the two AADU rigs begins operation, we have been incurring operating costs as we prepare the rigs to go to work for the customer. Additionally, we began incurring depreciation expense and ceased capitalizing interest costs related to one of the rigs when it was presented to the customer to begin the acceptance testing process early in the third quarter.

Operating gross margin, excluding depreciation and amortization, was a loss of $2.6 million and $0.6 million for the three-month periods ended September 30, 2012 and 2011, respectively, and includes expenditures associated with re-entering the Alaskan market. The start-up costs include salaries and employee hiring-related expenditures, training and rental of facilities in Alaska to support our operations.

International Drilling

International Drilling segment revenues decreased $11.1 million, or 13.9%, to $68.5 million for the third quarter of 2012 compared with $79.6 million for the third quarter of 2011. The lower revenues are primarily due to a decline in drilling revenue generated by the operation of rigs that we own, partially offset by an increase in revenues from O&M contracts.

Revenues related to Parker-owned rigs decreased $12.1 million, or 23.5%, to $39.3 million for the third quarter of 2012 compared with $51.4 million for the third quarter of 2011. This was primarily due to lower rig utilization in our Eastern Hemisphere region where our arctic-class barge rig located in the Caspian Sea is at a zero standby rate, as well as lower utilization for our rigs located in the Latin America region. This was partially offset by the reactivation earlier this year of two previously idle rigs in the Eastern Hemisphere region.

O&M revenues increased $1.0 million, or 3.5%, to $29.2 million for the third quarter of 2012 compared with $28.2 million for the third quarter of 2011, primarily due to an increase in reimbursable costs resulting from the preparation of a rig for drilling and increased revenues related to a labor contract that commenced earlier this year. The increase in revenues was partially offset by a decrease in reimbursable costs related to a drilling rig relocation project in Sakhalin Island, Russia which commenced during the first quarter of 2011 and was completed prior to December 31, 2011. O&M projects included approximately $8.9 million and $8.8 million of reimbursable costs for the three-month periods ended September 30, 2012 and 2011, respectively, which added to revenues, but had little impact on operating margins.

International Drilling operating gross margin, excluding depreciation and amortization, decreased $9.3 million, or 42.5%, to $12.6 million during the third quarter of 2012 compared with $21.9 million for the third quarter of 2011. The decrease in operating gross margin was primarily due to the completion of a drilling rig relocation project discussed above, as well as lower utilization on Parker-owned rigs in the Eastern Hemisphere. This was partially offset by increases in margins in the Latin America region resulting from the rental of rig equipment, increased rig utilization, and lower operating costs.

Technical Services

Technical Services segment revenues decreased $2.0 million, or 35.1%, to $3.7 million for the third quarter of 2012 compared with $5.7 million for the third quarter of 2011. The decrease is primarily due to the completion of a pre-FEED project at the end of the second quarter of 2012, resulting in no revenue during the third quarter of 2012 compared to a full quarter of revenue during the third quarter of 2011 and transition of the Berkut platform project from its engineering phase to a less revenue-intensive construction oversight and assistance phase. Offsetting the revenue decrease was the recognition of revenue on a low margin pre-FEED contract that was completed at the beginning of the third quarter of 2012 and was accounted for under the completed contract method of revenue recognition.

Operating gross margin for this segment was a nominal loss for the third quarter of 2012 compared with income of $1.2 million for the third quarter of 2011. The decrease is primarily the result of decreased operating gross margins on the construction oversight and assistance phase of the Berkut platform project and completion of a reimbursable pre-FEED engineering effort as described above. The Technical Services segment incurs minimal depreciation and amortization primarily related to office furniture and fixtures.

Other Financial Data

Gains on asset dispositions for both the third quarter of 2012 and 2011 was $0.6 million and was primarily the result of net gains on various asset sales during each period. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.

Interest expense increased $2.6 million for the third quarter of 2012 compared with the third quarter of 2011 due to higher interest on the additional $125.0 million of 9.125% Notes, which have a higher interest rate than our 2.125% Notes that were repaid during the second and third quarters of 2012, and a $2.4 million decrease in interest capitalized on major projects, primarily resulting from a reduction in the value of the AADU rigs following an impairment charge recorded during the fourth quarter of 2011. The net increase is partially offset by a decrease in amortization of debt discount on the 2.125% Notes as they were tendered or matured during the second and third quarters of 2012 and an increase in the amortization of the debt premium related to the additional $125.0 million of 9.125% Notes. Interest income was not significant during each quarter.

We experienced a nominal increase in general and administration expense for the third quarter of 2012 compared with the third quarter of 2011.

Income tax expense was $6.7 million for the third quarter of 2012 as compared to $15.0 million for the third quarter of 2011. The decrease was driven primarily by a reduction in pre-tax earnings of $17.5 million for the third quarter of 2012 as compared to $35.7 million for the third quarter of 2011 and differences in the mix of our domestic and international pre-tax earnings and losses, as well as the mix of international tax jurisdictions in which we operate.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Revenues increased $15.2 million, or 3.0%, to $520.8 million for the nine months ended September 30, 2012 compared with revenues of $505.6 million for the comparable 2011 period. Operating gross margin increased $22.5 million, or 20.1%, to $134.5 million for the nine months ended September 30, 2012 compared with operating gross margin of $112.0 million for the comparable 2011 period. We recorded net income attributable to controlling interest of $57.4 million for the nine months ended September 30, 2012 as compared with $39.7 million for the nine months ended September 30, 2011.

The following is an analysis of our operating results for the comparable periods:

	Nine Months Ended September 30,
	2012		2011
	(Dollars in Thousands)
Revenues:
Rental Tools	$191,233	37%	$173,197	34%
U.S. Barge Drilling	94,269	18%	70,876	14%
U.S. Drilling	—	0%	—	0%
International Drilling	224,176	43%	229,250	45%
Technical Services	11,117	2%	22,619	5%
Construction Contract	—	0%	9,638	2%

Total revenues	520,795	100%	505,580	100%

Operating gross margin:
Rental Tools gross margin excluding depreciation and amortization	125,172	65%	118,658	69%
U.S Barge Drilling gross margin excluding depreciation and amortization	41,081	44%	22,236	31%
U.S. Drilling gross margin excluding depreciation and amortization	(3,639)	n/a	(1,026)	n/a
International Drilling gross margin excluding depreciation and amortization	57,329	26%	49,323	22%
Technical Services gross margin	(90)	n/a	4,518	20%
Construction Contract gross margin	—	n/a	771	8%

Total operating gross margin excluding depreciation and amortization	219,853	42%	194,480	38%

Depreciation and amortization	(85,357)		(82,511)

Total operating gross margin	134,496		111,969
General and administrative expense	(21,822)		(23,384)
Gain on disposition of assets, net	2,466		1,993

Total operating income	$115,140		$90,578

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

	Rental Tools	U.S. Barge Drilling	U.S. Drilling	International Drilling	Technical Services	Construction Contract (2)
Nine Months Ended September 30, 2012	(Dollars in Thousands)
Operating gross margin (1)	$91,885	$29,215	$(7,881)	$21,395	$(118)	$—
Depreciation and amortization	33,287	11,866	4,242	35,934	28	—

Operating gross margin excluding depreciation and amortization	$125,172	$41,081	$(3,639)	$57,329	$(90)	$—

Nine Months Ended September 30, 2011
Operating gross margin (1)	$88,052	$8,502	$(2,015)	$12,141	$4,518	$771
Depreciation and amortization	30,606	13,734	989	37,182	—	—

Operating gross margin excluding depreciation and amortization	$118,658	$22,236	$(1,026)	$49,323	$4,518	$771

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

(2)	The Construction Contract segment does not incur depreciation and amortization.

Rental Tools

Rental Tools segment revenues increased $18.0 million, or 10.4%, to $191.2 million during the nine months ended September 30, 2012 compared with $173.2 million for the nine months ended September 30, 2011. The increase was primarily due to the increased demand for rental tools and higher utilization as U.S. land operators expanded the use of lateral drilling and more complex well designs in the U.S. land market and from renewed growth in Gulf of Mexico drilling.

Rental Tools segment operating gross margin, excluding depreciation and amortization, increased $6.5 million, or 5.5%, to $125.2 million during the nine months ended September 30, 2012 compared with $118.7 million for the nine months ended September 30, 2011, primarily due to higher revenues and cost management.

U.S. Barge Drilling

U.S. Barge Drilling segment revenues increased $23.4 million, or 33.0%, to $94.3 million for the nine months ended September 30, 2012 compared with $70.9 million for the nine months ended September 30, 2011. The increase in revenues was primarily due to overall increased utilization and a higher average dayrate for the U.S. barge rig fleet. Our dayrates benefit from our ability to renegotiate day rates during multi-well contracts.

U.S. Barge Drilling segment operating gross margin, excluding depreciation and amortization, increased $18.9 million, or 85.1%, to $41.1 million for the nine months ended September 30, 2012 compared with $22.2 million for the nine months ended September 30, 2011, primarily due to the increase in utilization and average dayrates mentioned above in addition to improved overhead costs.

U.S. Drilling

As of September 30, 2012, the U.S. Drilling segment had not begun generating revenues. While revenues are expected to be generated when each of the two AADU rigs begins operation, we have been incurring operating costs as we prepare the rigs to go to work for the customer. Additionally, we began incurring depreciation expense and ceased capitalizing interest costs related to one of the rigs when it was presented to the customer to begin the acceptance testing process early in the third quarter.

Operating gross margin, excluding depreciation and amortization, was a loss of $3.6 million and $1.0 million for the nine-month periods ended September 30, 2012 and 2011, respectively, and includes expenditures associated with re-entering the Alaskan market. The start-up costs include salaries and employee hiring-related expenditures, training and rental of facilities in Alaska to support our operations.

International Drilling

International Drilling segment revenues decreased $5.1 million, or 2.2%, to $224.2 million for the nine-months ended September 30, 2012 compared with $229.3 million for the nine-months ended September 30, 2011. The decrease in revenues is primarily due to a decline in reimbursable revenues from O&M contracts, partially offset by an increase in revenues generated by the operation of rigs that we own.

O&M revenues decreased $17.5 million, or 18.8%, to $75.6 million for the nine-months ended September 30, 2012 compared with $93.1 million for the nine-months ended September 30, 2011. The decrease in revenues from our O&M contracts was primarily due to a decrease in reimbursable costs related to a drilling rig relocation project in Sakhalin Island, Russia that commenced during the first quarter of 2011 and was completed prior to December 31, 2011. The decrease in revenues was partially offset by an increase in revenues for an O&M contract related to a shipyard refurbishment project that was on standby or operational rate during the first nine months of 2012 where it had generated minimal revenues during the 2011 comparable period, as well as the increase in reimbursable revenues resulting from the preparation of a rig for drilling and increase in revenues related to a labor contract that commenced during the first quarter of 2012. O&M projects included approximately $19.4 million and $37.5 million of reimbursable costs for the nine-month periods ended September 30, 2012 and 2011, respectively, which added to revenues, but had little impact on operating margins.

Revenues related to Parker-owned rigs increased $12.5 million, or 9.2%, to $148.6 million for the nine-months ended September 30, 2012 compared with $136.1 million for the nine-months ended September 30, 2011 due to an increase in revenue in the Latin America region, primarily resulting from increased utilization. The region had rigs active during the nine months ended September 30, 2012 that had been idle for some or all of the comparable period in 2011. Revenues in the Eastern Hemisphere were flat compared with the comparable period of 2011 as a result of increased utilization of rigs that were idle in 2011, partially offset by lower rig utilization for our arctic-class barge rig in the Caspian Sea.

International Drilling operating gross margin, excluding depreciation and amortization, increased $8.0 million, or 16.2%, to $57.3 million during the nine-months ended September 30, 2012 compared with $49.3 million for the nine-months ended September 30, 2011. The increase in operating gross margin for the nine-months ended September 30, 2012 was partially due to increased utilization and demobilization revenues with minimal demobilization costs in Latin America. In addition, results for the first nine months of 2011 included $3.6 million of expense related to a non-cash charge to write-off certain VAT assets in the Eastern Hemisphere region, and $1.9 million of expense related to equity tax assessments in Latin America. The increase in operating gross margin excluding depreciation and amortization was partially offset by lower drilling revenues resulting from decreased utilization of our arctic-class barge rig located in the Caspian Sea.

Technical Services

Technical Services segment revenues decreased $11.5 million, or 50.9%, to $11.1 million for the nine months ended September 30, 2012 compared with $22.6 million for the nine months ended September 30, 2011. The majority of the decrease was due to expiration of the “pre-operations” phase of the Liberty project at the end of the second quarter of 2011. In addition, revenues declined as a result of transition of the Berkut platform project from its engineering phase to a less revenue-intensive construction oversight and assistance phase.

Operating gross margin for this segment was a nominal loss for the nine-months ended September 30, 2012 compared with income of $4.5 million for the nine-months ended September 30, 2011. The decrease is primarily the result of decreased operating gross margins on the Berkut platform project and completion of a pre-FEED project at the end of the second quarter of 2012, resulting in no revenue during the third quarter of 2012 compared to a full quarter of revenue during the third quarter of 2011. The Technical Services segment incurs minimal depreciation and amortization primarily related to office furniture and fixtures.

Construction Contract

This segment includes only the Liberty extended-reach drilling rig construction project. Construction Contract segment revenues were zero for the nine months ended September 30, 2012 compared with $9.6 million for the nine-months ended September 30, 2011. This segment reported zero and $0.8 million operating gross margin for the nine months ended September 30, 2012 and 2011, respectively. The operating gross margin generated during the nine-months ended September 30, 2011 was due to the preliminary close-out of the Liberty project and recognition of percentage of completion revenues. The Construction Contract segment does not incur depreciation and amortization.

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

Other Financial Data

Gain on asset dispositions for the nine months ended September 30, 2012 and 2011 was $2.5 million and $2.0 million, respectively, and was primarily a result of net gains on various asset sales during each period. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.

Interest expense increased $7.9 million for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 due to an increase in debt-related interest expense of $3.4 million, resulting from higher interest on the additional $125.0 million of 9.125% Notes, which have a higher interest rate than our 2.125% Notes that were repaid during the second and third quarters of 2012, and a $6.2 million decrease in capitalized interest on major projects, primarily resulting from a reduction in the value of the AADU rigs following an impairment charge recorded during the fourth quarter of 2011. The net increase is partially offset by a decrease in amortization of the debt discount on the 2.125% Notes as they were tendered or matured during the second and third quarters of 2012. Interest income was minimal in each period.

We incurred a loss on extinguishment of debt of $1.8 million during the nine months ended September 30, 2012. This loss resulted from the repurchase of $122.9 million of the 2.125% Notes pursuant to a tender offer on May 9, 2012. The loss included $1.2 million of accelerated amortization of the related debt discount and debt issuance costs and a $0.4 million premium paid to repurchase the 2.125% Notes prior to maturity.

General and administration expense decreased $1.6 million for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 due primarily to a decrease in legal fees associated with the SEC and DOJ investigations (see further discussion in Note 11 in the Notes to the Company’s financial statements) partially offset by an increase in incentive compensation and severance costs.

Income tax expense was $31.2 million for the nine months ended September 30, 2012 as compared to $33.3 million for the nine months ended September 30, 2011. The decrease in 2012 tax expense is driven primarily by utilization of net operating losses that were not present during 2011 and differences in the mix of our domestic and international pre-tax earnings and losses, as well as the mix of international tax jurisdictions in which we operate.

LIQUIDITY AND CAPITAL RESOURCES

We periodically evaluate our liability requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operational cash needs. To meet our short and long term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. However, we have recently, as well as in the past sought, and may in the future seek, to raise additional capital. We expect that, for the foreseeable future, cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the working capital necessary to support our strategy, and fund planned capital expenditures.

Our Credit Facility matures on May 14, 2013. As a result, the $43.0 million Term Loan borrowed under the facility is classified as a current obligation on our consolidated balance sheet at September 30, 2012. Based on the current amortization schedule, the balance of the Term Loan to be repaid at maturity would be $31.0 million. Although, we believe we could repay the Term Loan at the time of maturity utilizing existing cash and cash generated from operations, it is our intention to enter into a new Credit Facility prior to maturity.

On April 25, 2012, we issued an additional $125.0 million aggregate principal amount of our existing 9.125% Notes at a price of 104.0% of par, resulting in gross proceeds of $130.0 million. Substantially all of the net proceeds from the offering of $124.1 million were utilized to repurchase $122.9 million aggregate principal amount of 2.125% Notes pursuant to a tender offer on May 9, 2012. The tender offer price was $1,003.27 for each $1,000 principal amount of 2.125% Notes, plus accrued and unpaid interest. As a result of the repurchase, we recorded debt extinguishment costs of $1.8 million during the nine months ended September 30, 2012. The $2.1 million aggregate principal amount of remaining non-tendered 2.125% Notes were paid off at their stated maturity on July 15, 2012.

Cash Flows

As of September 30, 2012, we had cash and cash equivalents of $114.1 million, an increase of $16.2 million from December 31, 2011. The primary uses of cash for the nine-month period ended September 30, 2012 as reflected on the consolidated condensed statements of cash flows were $125.0 million for the repurchase of 2.125% Notes, $147.7 million for capital expenditures, a $18.0 million payment on our Term Loan, and $3.5 million of debt issuance costs attributable to the issuance of an additional $125.0 million of 9.125% Notes in April 2012. Major capital expenditures for the first nine months of 2012 included $69.9 million on the construction of two new rigs for work in Alaska and $49.6 million for tubular and other rental tools for our Rental Tools segment. The primary source of cash for the nine-months ended September 30, 2012 was $130.0 million from the issuance of $125.0 million additional 9.125% Notes at 104.0% of par and $178.0 million from operating activities.

As of September 30, 2011, we had cash and cash equivalents of $103.1 million, an increase of $51.7 million from December 31, 2010. The primary sources of cash for the nine-month period ended September 30, 2011 as reflected on the consolidated condensed statements of cash flows was $178.7 million from operating activities and $11.1 million from financing activities, which included a $50.0 million draw on the accordion feature of our Credit Agreement in the form of a Term Loan, offset by the repayment of the $25.0 million outstanding balance on our Revolver and $15.0 million payments against our Term Loans. The primary use of cash was $141.8 million for capital expenditures. Major capital expenditures for the first nine months of 2011 included $69.0 million on the construction of two new rigs for work in Alaska and $54.3 million for tubulars and other rental tools for our Rental Tools segment.

Financing Activity

On May 15, 2008, we entered into the Credit Agreement with a five-year senior secured $80.0 million Revolver and a Term Loan of up to $50.0 million. Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries, except for domestic subsidiaries owned by foreign subsidiaries and certain immaterial subsidiaries, each of which has executed a guaranty. The Credit Agreement contains customary affirmative and negative covenants, such as minimum ratios for consolidated leverage, consolidated interest coverage and consolidated senior secured leverage, which we were in compliance at September 30, 2012 and December 31, 2011.

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

On April 1, 2011, we exercised the accordion feature under the Credit Agreement and entered into an amendment to the Credit Agreement that increased the aggregate current commitment under the Credit Agreement to $159.0 million, and borrowed an additional $50.0 million under a Term Loan. Funding was provided by certain current lenders and Barclays Bank PLC, which joined as a lender under the Credit Agreement. Use of proceeds included repayment of the $25.0 million outstanding on the Revolver, purchases of additional rental tool inventory and general corporate purposes. The Term Loan requires quarterly principal amortization of $6.0 million with the remaining loan balance payable upon maturity.

As of September 30, 2012, there was $43.0 million outstanding on the Term Loan and $2.5 million in letters of credit outstanding. There were no amounts outstanding under the Revolver. Our Credit Facility matures on May 14, 2013 and it is our intention to enter into a new Credit Facility prior to maturity.

On March 22, 2010, we issued $300.0 million aggregate principal amount of 9.125% Notes, and on April 25, 2012, we issued an additional $125.0 million aggregate principal amount of 9.125% Notes. Interest is payable on the 9.125% Notes on April 1 and October 1.

We had total long-term debt, including the current portion, of $472.5 million as of September 30, 2012, which consisted of:

•	$425.0 million aggregate principal amount of 9.125% Notes, plus an associated $4.5 million in unamortized debt premium; and

•	$43.0 million drawn against our 2008 credit facility, consisting of no borrowings under our Revolver and $43.0 million under our Term Loan, all of which is classified as current.

As of September 30, 2012, we had approximately $191.6 million of liquidity, which consisted of $114.1 million of cash and cash equivalents on hand and $77.5 million of availability under our Revolver.

Contractual Obligations

The following table summarizes our future contractual cash obligations as of September 30, 2012:

	Total	Less than 1 Year	Years 1-3	Years 3-5	More than 5 Years
	(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$468,000	$43,000	$—	$—	$425,000
Long-term debt — interest (1)	233,627	39,720	77,563	77,563	38,781
Operating leases (2)	28,687	7,033	7,721	5,075	8,858
Purchase commitments (3)	13,042	13,042	—	—	—

Total contractual obligations	$743,356	$102,795	$85,284	$82,638	$472,639

Commercial commitments:
Long-term debt — standby Revolving credit facility	$—	$—	$—	$—	$—
Standby letters of credit (4)	2,520	2,520	—	—	—

Total commercial commitments	$2,520	$2,520	$—	$—	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.125% Notes, and the Term Loan. The remaining unamortized premium of $4.5 million on the 9.125% Notes is not included in the contractual cash obligations schedule.
(2)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.
(3)	Purchase commitments outstanding as of September 30, 2012 are primarily related to rig upgrade projects and new rig construction.
(4)	We have an $80.0 million revolving credit facility. As of September 30, 2012, we had no borrowings under the Revolver and $2.5 million of availability has been used to support letters of credit that have been issued, resulting in $77.5 million of availability. The Revolver expires May 14, 2013.

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

Evaluation of Disclosure Controls and Procedures — In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the Exchange Act Rules 13a-15 and 15d-15, were effective, as of September 30, 2012, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 11, “Contingencies,” in Item 1 of Part I of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2011, and our Quarterly Report of Form 10-Q for the quarter ended June 30, 2012.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 1-31, 2012	37,981	$4.66
August 1-31, 2012	12,141	$4.78
September 1-30, 2012	4,408	$4.78

Total	54,530	$4.68

ITEM 6.	EXHIBITS

(a) Exhibits: The following exhibits are filed or furnished as a part of this report:

Exhibit Number		DESCRIPTION

10.1		Employment Agreement between Mr. Gary Rich and Parker Drilling Company, effective October 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2012).

10.2		Form of Restricted Stock Unit Incentive Agreement between Parker Drilling Company and Gary Rich (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 24, 2012).

31.1	—	Gary Rich, President, Chief Executive Officer, and Director, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d- 14(a) Certification.

32.1	—	Gary Rich, President, Chief Executive Officer, and Director, Section 1350 Certification.

32.2	—	W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER DRILLING COMPANY

Date: November 02, 2012	By:	/s/ Gary Rich
Gary Rich President, Chief Executive Officer, and Director

	By:	/s/ W. Kirk Brassfield
W. Kirk Brassfield Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		DESCRIPTION

10.1	—	Employment Agreement between Mr. Gary Rich and Parker Drilling Company, effective October 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2012).

10.2	—	Form of Restricted Stock Unit Incentive Agreement between Parker Drilling Company and Gary Rich (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 24, 2012).

31.1	—	Gary Rich, President, Chief Executive Officer, and Director, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d- 14(a) Certification.

32.1	—	Gary Rich, President, Chief Executive Officer, and Director, Section 1350 Certification.

32.2	—	W. Kirk Brassfield, Senior Vice President and Chief Financial Officer, Section 1350 Certification.