Form 10-Q
period 2013-03-31
PARKER DRILLING CO /DE/
filed 2013-05-03
CIK 76321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2013

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

As of April 30, 2013 there were 119,118,954 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,687	$87,886
Accounts and notes receivable, net of allowance for bad debts of $7,667 and $8,117 at March 31, 2013 and December 31, 2012	187,632	168,562
Rig materials and supplies	29,388	28,860
Deferred costs	3,775	1,089
Deferred income taxes	10,406	8,742
Other tax assets	37,810	33,524
Assets held for sale	11,526	11,550
Other current assets	12,689	12,821

Total current assets	376,913	353,034

Property, plant and equipment less accumulated depreciation and amortization of $1,026,370 and $1,003,640 at March 31, 2013 and December 31, 2012	784,795	786,158
Deferred income taxes	99,898	95,295
Other noncurrent assets	18,483	21,246

Total assets	$1,280,089	$1,255,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable and accrued liabilities	156,650	137,746
Accrued income taxes	5,414	4,120

Total current liabilities	172,064	151,866

Long-term debt	466,449	469,205
Other long-term liabilities	22,756	23,182
Long-term deferred tax liability	25,507	20,847
Contingencies (Note 10)	—	—
Stockholders’ equity:
Common stock	19,902	19,818
Capital in excess of par value	648,241	646,217
Accumulated deficit	(74,039)	(74,631)

Total controlling interest stockholders’ equity	594,104	591,404
Noncontrolling interest	(791)	(771)

Total equity	593,313	590,633

Total liabilities and stockholders’ equity	$1,280,089	$1,255,733

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share and Weighted Average Shares Outstanding)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues	$167,155	$176,569
Expenses:
Operating expenses	117,046	94,932
Depreciation and amortization	29,512	27,619

	146,558	122,551

Total operating gross margin	20,597	54,018

General and administration expense	(12,883)	(5,497)
Gain on disposition of assets, net	1,148	492

Total operating income	8,862	49,013

Other income and (expense):
Interest expense	(10,006)	(8,037)
Interest income	59	26
Change in fair value of derivative positions	37	(49)
Other	116	16

Total other expense	(9,794)	(8,044)

Income before income taxes	(932)	40,969
Income tax (benefit) expense	(1,504)	14,643

Net income	572	26,326
Less: Net loss attributable to noncontrolling interest	(20)	(66)

Net income attributable to controlling interest	$592	$26,392

Basic earnings per share	$0.00	$0.23
Diluted earnings per share	$0.00	$0.22
Number of common shares used in computing earnings per share:
Basic	118,867,678	116,848,516
Diluted	120,072,574	118,404,491

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$572	$26,326
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	29,512	27,619
Gain on disposition of assets	(1,148)	(492)
Deferred income tax expense	(1,607)	5,012
Expenses not requiring cash	7,179	6,999
Change in accounts receivable	(18,557)	(6,280)
Change in other assets	(8,018)	(3,419)
Change in accrued income taxes	1,560	(450)
Change in liabilities	17,747	(19,550)

Net cash provided by operating activities	27,240	35,765

Cash flows from investing activities:
Capital expenditures	(30,023)	(59,433)
Proceeds from the sale of assets	1,550	736

Net cash used in investing activities	(28,473)	(58,697)

Cash flows from financing activities:
Repayments of term loan	(2,500)	(6,000)
Payments of debt issuance costs	(307)	—
Excess tax benefit from stock based compensation	(159)	59

Net cash provided by (used in) financing activities	(2,966)	(5,941)

Net increase in cash and cash equivalents	(4,199)	(28,873)
Cash and cash equivalents, beginning of year	87,886	97,869

Cash and cash equivalents, end of period	$83,687	$68,996

Supplemental cash flow information:
Interest paid	$425	$1,929
Income taxes paid	$2,929	$17,009

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	General

In the opinion of the management of Parker Drilling Company (Parker Drilling), the accompanying unaudited consolidated condensed financial statements reflect all adjustments of a normally recurring nature which are necessary for a fair presentation of: (1) Parker Drilling’s financial position as of March 31, 2013 and December 31, 2012, (2) Parker Drilling’s results of operations for the three months ended March 31, 2013 and 2012, and (3) Parker Drilling’s cash flows for the three months ended March 31, 2013 and 2012. Results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that will be realized for the year ending December 31, 2013. The financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

Nature of Operations — Parker Drilling, together with its subsidiaries (the Company or Parker), is a worldwide provider of contract drilling and drilling-related services. We have operated in over 50 foreign countries and the United States since beginning operations in 1934, making us among the most geographically experienced drilling contractors in the world. We have extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas. We believe our quality, health, safety and environmental practices are leaders in our industry. Our rental tools business specializes in oil and natural gas drilling rental tools providing high-quality; reliable equipment used for drilling, workover and production applications, such as drill pipe, heavy-weight drill pipe, tubing, high-torque connections, blow-out preventers (BOPs), drill collars and more.

Our U.S. barge drilling business operates barge rigs that drill for natural gas, oil, and a combination of oil and natural gas in the shallow waters in and along the inland waterways of Louisiana, Alabama, and Texas. Our international drilling business includes operations related to Parker-owned and operated rigs as well as customer-owned rigs. We strive to deploy our fleet of Parker-owned rigs in markets where we expect to have opportunities to keep the rigs consistently in service. In addition, we perform drilling-related activities for operators who own their drilling rigs and who choose to utilize our drilling experience and technical expertise to perform services on a contracted basis, including Operations and Maintenance (O&M) work, and other project management services (e.g., labor, maintenance, and logistics). On March 31, 2013, our marketable rig fleet consisted of 14 barge drilling rigs and 25 land rigs located in the United States, Latin America and the Eastern Hemisphere regions. Our Technical Services business includes engineering and related project services during the concept development, pre-FEED (Front End Engineering Design), and FEED phases of our customer owned drilling facility projects. As these projects mature, we typically continue providing the same services during the Engineering, Procurement, Construction and Installation (EPCI) phase.

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

Reclassifications — Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications did not have a material effect on our consolidated condensed statements of operations, consolidated condensed balance sheets or consolidated condensed statements of cash flows.

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

Reimbursable Costs — Within certain contractual arrangements, the Company may procure and take title, and risk of loss, for certain equipment or make certain expenditures on behalf of our customers or their projects. We typically receive a fee for such accommodation. We recognize reimbursements received for out-of-pocket expenditures as revenues and account for out-of-pocket expenditures as direct operating costs. Such amounts totaled $14.8 million and $7.7 million during the first quarters of 2013 and 2012, respectively.

Concentrations of Credit Risk — Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables. We generally do not require collateral on our trade receivables.

At March 31, 2013 and December 31, 2012, we had deposits in domestic banks in excess of federally insured limits of approximately $54.0 million and $12.2 million, respectively. The change is primarily because as of January 1, 2013, all regular checking account deposits are only guaranteed up to $250,000 at each institution while prior to January 1, 2013, all regular checking account deposits were guaranteed, except investments. In addition, as of March 31, 2013 and December 31, 2012, we had uninsured deposits in foreign banks of $35.2 million and $34.5 million, respectively.

Our customer base consists primarily of major, independent, national and international oil and gas companies and integrated service providers. We depend on a limited number of customers. Our largest customer, Exxon Neftegas Limited (ENL), constituted 15.1 percent of our total revenues as of March 31, 2013. Each of our segments depends on a limited number of key customers and the loss of any one or more key customers could have a material adverse effect on a segment.

Capitalized Interest — Interest from external borrowings is capitalized on major projects until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets in the same manner as the underlying assets. Capitalized interest reduces net interest expense in the consolidated condensed statements of operations. During the three-month period ended March 31, 2013, we capitalized interest costs of $0.5 million primarily related to a new enterprise resource planning system and during the three-month period ended March 31, 2012, we capitalized $2.4 million of interest costs primarily related to the two Arctic Alaska Drilling Unit (AADU) rigs in Alaska.

2.	Earnings per share (EPS)

	Three Months Ended March 31, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$592,000	118,867,678	$0.00
Effect of dilutive securities:
Restricted stock		1,204,896	$—

Diluted EPS	$592,000	120,072,574	$0.00

	Three Months Ended March 31, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$26,392,000	116,848,516	$0.23
Effect of dilutive securities:
Stock options and restricted stock		1,555,975	$(0.01)

Diluted EPS	$26,392,000	118,404,491	$0.22

3.	Reportable Segments

We report our business activities in five business segments: (1) Rental Tools, (2) U.S. Barge Drilling, (3) U.S. Drilling, (4) International Drilling, and (5) Technical Services. As of December 31, 2012, we had a sixth business segment, Construction Contract, for which there was no activity in the first quarter of 2013 or the comparable period in 2012. We eliminate inter-segment revenues and expenses. The following table represents the results of operations by reportable segment:

	Three Months Ended March 31,
Operations by Reportable Industry Segment	2013	2012
	(Dollars in Thousands)
Revenues:
Rental Tools	$57,082	$66,284
U.S. Barge Drilling	29,865	27,835
U.S. Drilling	11,635	—
International Drilling(1)	64,650	78,750
Technical Services	3,923	3,700

Total revenues	167,155	176,569

Operating gross margin:
Rental Tools (2)	21,507	33,602
U.S. Barge Drilling(2)	8,758	7,157
U.S. Drilling(2)	(4,052)	(1,547)
International Drilling(2)	(5,945)	14,559
Technical Services(2)	329	247

Total operating gross margin	20,597	54,018
General and administrative expense	(12,883)	(5,497)
Gain on disposition of assets, net	1,148	492

Total operating income	8,862	49,013
Interest expense	(10,006)	(8,037)
Interest income	59	26
Changes in fair value of derivative positions	37	(49)
Other	116	16

Income before income taxes	$(932)	$40,969

(1)	In the first quarter of 2013, our largest customer, Exxon Neftegas Limited (ENL), constituted 15.1 percent of our total consolidated revenues and approximately 38.5% of our International Drilling segment. In the first quarter of 2012, no single customer contributed 10 percent or more to our year to date consolidated revenues.
(2)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

4.	Assets Held for Sale

Assets held for sale of $11.5 million as of March 31, 2013 was comprised of the net book value of five land rigs and related inventory. For three rigs comprising $5.3 million of the assets held for sale balance, we have received $1.6 million in down payment and deposits on these assets and associated inventories. The sale of these assets is expected to be finalized in 2013. The remaining assets held for sale balance is comprised of two rigs located in Kazakhstan. We expect the carrying amount of the assets, less costs to sell, will be fully recoverable through sale of the assets.

5.	Accounting for Uncertainty in Income Taxes

We apply the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At March 31, 2013, we had a liability for unrecognized tax benefits of $10.0 million (which includes $3.2 million of benefits which would favorably impact our effective tax rate upon recognition). As of March 31, 2012, we had a liability for unrecognized tax benefits of $15.7 million ($8.6 million of which, if recognized, would favorably impact our effective tax rate) primarily related to foreign operations. In addition, the Company recognizes interest and penalties that could be applied to uncertain tax positions in periodic income tax expense. As of March 31, 2013 and December 31, 2012, we had approximately $7.3 million and $7.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.

6.	Income Tax Benefit/Expense

Income tax benefit was $1.5 million for the first quarter of 2013 as compared to $14.6 million expense for the first quarter of 2012 primarily due to a reduction in pre-tax earnings from $41.0 million in the 2012 first quarter to a loss of $0.9 million in the 2013 first quarter. In addition, we recorded a $1.5 million tax benefit during the 2013 first quarter for deductions related to settlement of the DOJ and SEC matter discussed in Note 10, Contingencies — Customs Agent and Foreign Corrupt Practices Act (FCPA) Settlement. Additionally, we recorded a tax expense of $1.1 million during the quarter for acquisition-related transaction costs and recorded benefits of $0.7 million related to prior period returns filed during the quarter.

7.	Long-Term Debt

The following table illustrates the Company’s debt portfolio as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(Dollars in Thousands)
9.125% Senior Notes, due April 2018	$428,949	$429,205
Term Note	47,500	50,000

Total debt	476,449	479,205
Less current portion	10,000	10,000

Total long-term debt	$466,449	$469,205

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

The 9.125% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 9.125% Notes are jointly and severally guaranteed by substantially all of our direct and indirect domestic subsidiaries other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States. Interest on the 9.125% Notes is payable on April 1 and October 1 of each year. Debt issuance costs related to the 9.125% Notes of approximately $11.6 million ($7.2 million, net of amortization) are being amortized over the term of the notes using the effective interest rate method.

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

Amended and Restated Credit Agreement

On December 14, 2012, we entered into an Amended and Restated Credit Agreement (Credit Agreement) consisting of a senior secured $80.0 million Revolver and senior secured term loan facility (Term Loan) of $50.0 million. The Credit Agreement amended and restated our existing credit agreement dated May 15, 2008 (Existing Credit Agreement). The Credit Agreement provides that, subject to certain conditions, including the approval of the Administrative Agent and the lenders’ acceptance (or additional lenders being joined as new lenders), the amount of the Term Loan or Revolver can be increased by an additional $50.0 million, so long as after giving effect to such increase, the aggregate commitments are not in excess of $180.0 million.

Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries, each of which have executed guaranty agreements; and are secured by first priority liens on our accounts receivable, specified barge rigs and rental equipment. The Credit Agreement contains customary affirmative and negative covenants with which we were in compliance as of March 31, 2013 and December 31, 2012. The Credit Agreement matures on December 14, 2017.

Revolver

Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Under the Credit Agreement, the Applicable Rate varies from a rate per annum ranging from 2.50 percent to 3.00 percent for LIBOR rate loans and 1.50 percent to 2.00 percent for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the Credit Agreement). Revolving loans are available subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and rental equipment of the Company and its subsidiary guarantors. There were no revolving loans outstanding at March 31, 2013 and December 31, 2012. Letters of credit outstanding as of March 31, 2013 and December 31, 2012 totaled $2.8 million and $4.5 million, respectively.

Term Loan

The Term Loan originated at $50.0 million on December 14, 2012 and requires quarterly principal payments of $2.5 million, which began March 31, 2013. Interest on the Term Loan accrues at a Base Rate plus 2.00 percent or LIBOR plus 3.00 percent. The outstanding balance on the Term Loan at March 31, 2013 and December 31, 2012 was $47.5 million and $50.0 million, respectively

8.	Derivative Financial Instruments

The Company entered into two variable-to-fixed interest rate swap agreements as a strategy to manage the floating rate risk on the Term Loan borrowings under the Credit Agreement. The two agreements fix the interest rate on a notional amount of $73.0 million of borrowings at 3.878% for the period beginning June 27, 2011 and terminating May 14, 2013. The notional amount of the swap agreements decreases correspondingly with amortization of the Term Loan under the Existing Credit Agreement. We do not apply hedge accounting to the agreements and, accordingly, mark-to-market change in the fair value of the interest rate swaps are recognized in earnings. As of March 31, 2013 and December 31, 2012, the fair value of the interest rate swap was a liability of less than $0.1 million and is recorded in accrued liabilities in our consolidated balance sheets. For the quarters ended March 31, 2013 and 2012, we recognized in earnings a nominal gain and a nominal loss, respectively, relating to these contracts.

9.	Fair Value of Financial Instruments

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

When multiple input levels are required for a valuation, we categorize the entire fair value measurement according to the lowest level of input that is significant to the entire measurement even though we may have also utilized significant inputs that are more readily observable. The amounts reported in our consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. The carrying amount of our interest rate swap agreements represents the estimated fair value, measured using Level 2 inputs. At March 31, 2013 and December 31, 2012, the carrying amount of our interest rate swap agreements was a liability of less than $0.1 million, recorded in accrued liabilities on our consolidated balance sheets.

Fair value of our debt instruments is determined using Level 2 inputs. Fair values and related carrying values of our debt instruments were as follows for the periods indicated:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Long-term Debt
9.125% Notes	$425,000	$463,250	$425,000	$453,688

Total	$425,000	$463,250	$425,000	$453,688

Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the three months ended March 31, 2013.

10.	Contingencies

Asbestos-Related Claims

We are from time to time a party to various lawsuits in the ordinary course that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At March 31, 2013, there were approximately 15 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the State of Mississippi.

We intend to defend ourselves vigorously and, based on the information available to us at this time, we do not expect the outcome to have a material adverse effect on our financial condition, results of operations or cash flows. However, we are unable to predict the ultimate outcome of these lawsuits. No amounts were accrued at March 31, 2013.

Gulfco Site

In 2003, we received an information request under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) designating Parker Drilling Offshore Corporation, a subsidiary of Parker Drilling, as a potentially responsible party with respect to the Gulfco Marine Maintenance, Inc. Superfund Site in Freeport, Texas (EPA No. TX 055144539). We responded to this request and in January 2008 received an administrative order to participate in an investigation of the site and a study of the remediation needs and alternatives. The EPA alleges that our subsidiary is a successor to a party who owned the Gulfco site during the time when chemical releases took place there. In December 2010, we entered into an agreement with two other potentially responsible parties, pursuant to which we agreed to pay 20 percent of past and future costs to study and remediate the site. The EPA also issued notice letters to several other parties who may also participate in funding the site remediation costs. On March 20, 2013 we received a Notice of Completion from the EPA confirming that that all required activity for removal and remediation has been completed, except for ongoing monitoring costs. As of March 31, 2013, the Company had made certain participating payments and had accrued $0.7 million for our portion of certain unreimbursed past costs and the estimated future cost of monitoring.

Customs Agent and Foreign Corrupt Practices Act (FCPA) Settlement

On April 16, 2013, we announced that we had reached a settlement in connection with previously reported investigations by the United States Department of Justice (DOJ) and the United States Securities and Exchange Commission (SEC) regarding possible violations of U.S. law, including the FCPA, by us. Our cooperation and the thoroughness of our investigation were noted by both agencies.

Under the terms of the resolution with the DOJ, the Company entered into a deferred prosecution agreement (DPA), under which the DOJ will defer for three years prosecuting the Company for criminal violations of the anti-bribery provisions of the FCPA relating to the Company’s retention and use of an individual agent in Nigeria with respect to certain customs-related issues, in return for: (i) the Company’s acceptance of responsibility for, and agreement not to contest or contradict the truthfulness of, the statement of facts and allegations that have been filed in a United States District Court concurrently with the DPA; (ii) the Company’s payment of an approximately $11.76 million fine; (iii) the Company’s reaffirming its commitment to compliance with the FCPA and other applicable anti-corruption laws in connection with the Company’s operations, and continuing cooperation with domestic and foreign authorities in connection with the matters that are the subject of the DPA; (iv) the Company’s commitment to continue to address any identified areas for improvement in the Company’s internal controls, policies and procedures relating to compliance with the FCPA and other applicable anti-corruption laws if, and to the extent, not already addressed; and (v) the Company’s agreement to report to the DOJ in writing annually during the term of the DPA regarding remediation of the matters that are the subject of the DPA, implementation of any enhanced internal controls, and any evidence of improper payments the Company may have discovered during the term of the agreement. If the Company remains in compliance with the terms of the DPA throughout its effective period, the charge against the Company will be dismissed with prejudice.

Under the terms of the resolution with the SEC, the Commission approved a settlement with the Company, pursuant to which the SEC filed a civil complaint in a United States District Court charging the Company with violations of the anti-bribery, books and records and internal control provisions of the FCPA, and the Company consented to the entry of a final judgment of permanent injunction barring future violations of the anti-bribery, books and records and internal controls provisions of the FCPA. The Company also agreed to the payment of disgorgement of approximately $3.05 million and prejudgment interest of approximately $1.04 million, for a total of approximately $4.09 million. The agreement with the SEC does not require the payment of a civil monetary fine, and neither the proposed agreement with the DOJ nor the proposed agreement with the SEC requires the appointment of a monitor to oversee the Company’s activities or compliance with applicable laws. The final judgment has been approved by the court.

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

The Company was required to pay $15.85 million to settle these matters, which is the amount previously announced and recorded as a charge for the fourth quarter of 2012.

Demand Letter and Derivative Litigation

In April 2010, we received a demand letter from a law firm representing Ernest Maresca. The letter states that Mr. Maresca is one of our stockholders and that he believes that certain of our current and former officers and directors violated their fiduciary duties related to the issues described above under “Customs Agent and Foreign Corrupt Practices Act (FCPA) Settlement.” The letter requests that our Board of Directors take action against the individuals in question. In response to this letter, the Board formed a special committee to evaluate the issues raised by the letter and determine a course of action for the Company, and such committee’s work is ongoing.

On August 31, 2010, Douglas Freuler, a purported stockholder of the Company, filed a derivative action in the United States District Court for the Southern District of Texas against our current directors, select officers, and the Company as a nominal defendant. The lawsuit alleges that the individuals breached their fiduciary duties to the Company related to the issues described above under “Customs Agent and Foreign Corrupt Practices Act (FCPA) Settlement,” as well as abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The damages sought included both compensatory and exemplary damages in an unspecified amount, along with various other forms of relief and an award of attorney fees, other costs, and expenses to the plaintiffs. Defendants’ motions to dismiss the amended complaint were granted on June 30, 2011, and plaintiff was given thirty days to replead. Mr. Freuler filed his second amended complaint on July 20, 2011. Defendants’ motions to dismiss the second amended complaint were granted on March 14, 2012. Mr. Freuler appealed the District Court’s decision to the U.S. Court of Appeals for the Fifth Circuit, and on March 11, 2013, the Court of Appeals affirmed the District Court’s dismissal of the derivative action.

11.	Recent Accounting Pronouncements

Effective January 1, 2012, we adopted the accounting standards update that changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments included in this update are intended to clarify the applications of existing fair value measurement requirements. The update was effective for annual periods beginning after December 15, 2011. Our adoption did not have a material effect on the disclosures contained in our notes to the consolidated financial statements.

On January 1, 2012, we adopted an update issued by the Financial Accounting Standards Board (FASB) to existing guidance on the presentation of comprehensive income. The update eliminates the option to present the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. Public entities are required to comply with the new reporting requirements for fiscal years beginning after December 15, 2011 and interim periods within those years. Calendar year-end companies must adopt the requirements for the quarter ended March 31, 2012. The adoption of this update did not have a material impact on our financial position, results of operations, cash flows, or disclosures.

In July 2012, the FASB issued an update to existing guidance on the impairment assessment of indefinite-lived intangibles. This update simplifies the impairment assessment of indefinite-lived intangibles by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before performing the two step impairment review process. The adoption of this update did not have an impact on our condensed consolidated financial statements.

12.	Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements

Set forth on the following pages are the consolidating condensed financial statements of Parker Drilling. The Company’s 9.125% Notes are guaranteed by substantially all of its direct and indirect domestic subsidiaries other than immaterial subsidiaries generating revenues primarily outside the United States. There are currently no restrictions on the ability of the guarantor to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries. Separate financial statements for each guarantor company are not provided as the Company complies with the exception to Rule 3-10(a)(1) of Regulation S-X, set forth in sub-paragraph (f) of such rule. All guarantor subsidiaries are owned 100 percent by Parker Drilling, all guarantees are full and unconditional and all guarantees are joint and several.

We are providing consolidating condensed financial information of Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEET

(Dollars in Thousands)

(Unaudited)

	March 31, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$43,492	$5,921	$34,274	$—	$83,687
Accounts and notes receivable, net	289,982	114,738	297,628	(514,716)	187,632
Rig materials and supplies	—	3,101	26,287	—	29,388
Deferred costs	—	87	3,688	—	3,775
Deferred income taxes	—	8,939	1,467	—	10,406
Other tax assets	49,294	(32,651)	21,167	—	37,810
Assets held for sale	—	—	11,526	—	11,526
Other current assets	—	6,974	5,715	—	12,689

Total current assets	382,768	107,109	401,752	(514,716)	376,913

Property, plant and equipment, net	60	550,263	234,472	—	784,795
Investment in subsidiaries and intercompany advances	778,610	(226,204)	1,494,006	(2,046,412)	—
Other noncurrent assets	51,717	54,886	11,778	—	118,381

Total assets	$1,213,155	$486,054	$2,142,008	$(2,561,128)	$1,280,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$—	$—	$—	$10,000
Accounts payable and accrued liabilities	76,716	97,718	211,324	(229,108)	156,650
Accrued income taxes	(631)	1,754	4,291	—	5,414

Total current liabilities	86,085	99,472	215,615	(229,108)	172,064

Long-term debt	466,449	—	—	—	466,449
Other long-term liabilities	3,933	5,436	13,387	—	22,756
Long-term deferred tax liability	—	36,458	(10,951)	—	25,507
Intercompany payables	62,584	43,656	247,656	(353,896)	—
Contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock	19,902	18,049	43,003	(61,052)	19,902
Capital in excess of par value	648,241	733,115	1,455,243	(2,188,358)	648,241
Retained earnings (accumulated deficit)	(74,039)	(450,132)	178,846	271,286	(74,039)

Total controlling interest stockholders’ equity	594,104	301,032	1,677,092	(1,978,124)	594,104

Noncontrolling interest	—	—	(791)	—	(791)

Total Equity	594,104	301,032	1,676,301	(1,978,124)	593,313

Total liabilities and stockholders’ equity	$1,213,155	$486,054	$2,142,008	$(2,561,128)	$1,280,089

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEET

(Dollars in Thousands)

(Unaudited)

	December 31, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	42,251	11,023	34,612	—	87,886
Accounts and notes receivable, net	289,957	98,747	292,644	(512,786)	168,562
Rig materials and supplies	—	2,834	26,026	—	28,860
Deferred costs	—	—	1,089	—	1,089
Deferred income taxes	—	7,615	1,127	—	8,742
Other tax assets	46,249	(31,136)	18,411	—	33,524
Assets held for sale	—	—	11,550	—	11,550
Other current assets	—	8,675	4,146	—	12,821

Total current assets	378,457	97,758	389,605	(512,786)	353,034

Property, plant and equipment, net	60	548,794	237,304	—	786,158
Investment in subsidiaries and intercompany advances	780,878	(233,388)	1,467,429	(2,014,919)	—
Other noncurrent assets	43,569	59,541	13,431	—	116,541

Total assets	1,202,964	472,705	2,107,769	(2,527,705)	1,255,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	10,000	—	—	—	10,000
Accounts payable and accrued liabilities	65,839	93,243	205,864	(227,200)	137,746
Accrued income taxes	—	612	3,508	—	4,120

Total current liabilities	75,839	93,855	209,372	(227,200)	151,866

Long-term debt	469,205	—	—	—	469,205
Other long-term liabilities	3,933	6,129	13,120	—	23,182
Long-term deferred tax liability	—	36,894	(16,047)	—	20,847
Intercompany payables	62,583	43,657	216,320	(322,560)	—
Contingencies	—	—	—	—	—

Stockholders’ equity:
Common stock	19,818	18,049	43,003	(61,052)	19,818
Capital in excess of par value	646,217	733,112	1,455,246	(2,188,358)	646,217
Retained earnings (accumulated deficit)	(74,631)	(458,991)	187,526	271,465	(74,631)

Total controlling interest stockholders’ equity	591,404	292,170	1,685,775	(1,977,945)	591,404

Noncontrolling interest	—	—	(771)	—	(771)

Total Equity	591,404	292,170	1,685,004	(1,977,945)	590,633

Total liabilities and stockholders’ equity	1,202,964	472,705	2,107,769	(2,527,705)	1,255,733

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three months ended March 31, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$104,362	$86,300	$(23,507)	$167,155
Operating expenses	—	58,578	81,975	(23,507)	117,046
Depreciation and amortization	—	18,659	10,853	—	29,512

Total operating gross margin	—	27,125	(6,528)	—	20,597

General and administration expense (1)	(45)	(12,754)	(84)	—	(12,883)
Gain on disposition of assets, net	—	1,108	40	—	1,148

Total operating income (loss)	(45)	15,479	(6,572)	—	8,862

Other income and (expense):
Interest expense	(10,980)	(24)	(3,417)	4,415	(10,006)
Changes in fair value of derivative positions	37	—	—	—	37
Interest income	1,569	190	2,715	(4,415)	59
Other	—	103	13	—	116
Equity in net earnings of subsidiaries	179	—	—	(179)	—

Total other income (expense)	(9,195)	269	(689)	(179)	(9,794)

Income (benefit) before income taxes	(9,240)	15,748	(7,261)	(179)	(932)
Income tax expense (benefit)	(9,832)	5,589	2,739	—	(1,504)

Net income (loss)	592	10,159	(10,000)	(179)	572

Less: Net (loss) attributable to noncontrolling interest	—	—	(20)	—	(20)

Net income (loss) attributable to controlling interest	$592	$10,159	$(9,980)	$(179)	$592

(1)	General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three months ended March 31, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	—	99,157	103,025	(25,613)	176,569
Operating expenses	—	43,559	76,986	(25,613)	94,932
Depreciation and amortization	—	15,595	12,024	—	27,619

Total operating gross margin	—	40,003	14,015	—	54,018

General and administration expense (1)	(45)	(5,374)	(78)	—	(5,497)
Gain on disposition of assets, net	—	418	74	—	492

Total operating income (loss)	(45)	35,047	14,011	—	49,013

Other income and (expense):
Interest expense	(9,001)	(36)	(1,949)	2,949	(8,037)
Interest income	95	178	2,702	(2,949)	26
Changes in fair value of derivative positions	(49)	—	—	—	(49)
Other	—	13	3	—	16
Equity in net earnings of subsidiaries	31,900	—	—	(31,900)	—

Total other income (expense)	22,945	155	756	(31,900)	(8,044)

Income (benefit) before income taxes	22,900	35,202	14,767	(31,900)	40,969
Income tax expense (benefit):
Current	(8,110)	11,479	6,262	—	9,631
Deferred	4,618	2,550	(2,156)	—	5,012

Total income tax expense (benefit)	(3,492)	14,029	4,106	—	14,643

Net income (loss)	26,392	21,173	10,661	(31,900)	26,326

Less: Net (loss) attributable to noncontrolling interest	—	—	(66)	—	(66)

Net income (loss) attributable to controlling interest	26,392	21,173	10,727	(31,900)	26,392

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$592	$10,159	$(10,000)	$(179)	$572
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	18,659	10,853	—	29,512
Gain on disposition of assets	—	(1,108)	(40)	—	(1,148)
Deferred income tax expense	(8,310)	2,936	3,767	—	(1,607)
Expenses not requiring cash	2,951	5,875	(1,647)	—	7,179
Equity in net earnings of subsidiaries	(179)	—	—	179	—
Change in accounts receivable	(25)	(14,540)	(3,992)	—	(18,557)
Change in other assets	(3,051)	(3,030)	(1,937)	—	(8,018)
Change in accrued income taxes	(630)	1,141	1,049	—	1,560
Change in liabilities	10,412	3,784	3,551	—	17,747

Net cash provided by (used in) operating activities	1,760	23,876	1,604	—	27,240

Cash flows from investing activities:
Capital expenditures	—	(21,998)	(8,025)	—	(30,023)
Proceeds from the sale of assets	—	1,504	46	—	1,550

Net cash (used in) investing activities	—	(20,494)	(7,979)	—	(28,473)

Cash flows from financing activities:
Paydown on term note	(2,500)	—	—	—	(2,500)
Payment of debt issuance costs	(307)	—	—	—	(307)
Excess tax benefit from stock-based compensation	(159)	—	—	—	(159)
Intercompany advances, net	2,447	(8,484)	6,037	—	—

Net cash provided by (used in) financing activities	(519)	(8,484)	6,037	—	(2,966)

Net change in cash and cash equivalents	1,241	(5,102)	(338)	—	(4,199)
Cash and cash equivalents at beginning of year	42,251	11,023	34,612	—	87,886

Cash and cash equivalents at end of year	$43,492	$5,921	$34,274	$—	$83,687

PARKER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three months Ended March 31, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	26,392	21,173	10,661	(31,900)	26,326
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	15,595	12,024	—	27,619
Loss on extinguishment of debt	—	—	—	—	—
Gain on disposition of assets	—	(418)	(74)	—	(492)
Deferred income tax expense	4,618	2,550	(2,156)	—	5,012
Expenses not requiring cash	6,839	191	(31)	—	6,999
Equity in net earnings of subsidiaries	(31,900)	—	—	31,900	—
Change in accounts receivable	(95)	(2,326)	(3,859)	—	(6,280)
Change in other assets	(20,726)	16,618	689	—	(3,419)
Change in accrued income taxes	(322)	(30)	(98)	—	(450)
Change in liabilities	6,476	(24,073)	(1,953)	—	(19,550)

Net cash provided by (used in) operating activities	(8,718)	29,280	15,203	—	35,765

Cash flows from investing activities:
Capital expenditures	—	(56,611)	(2,822)	—	(59,433)
Proceeds from the sale of assets	—	697	39	—	736

Net cash (used in) investing activities	—	(55,914)	(2,783)	—	(58,697)

Cash flows from financing activities:
Paydown on term note	(6,000)	—	—	—	(6,000)
Excess tax benefit from stock-based compensation	59	—	—	—	59
Intercompany advances, net	(6,150)	23,370	(17,220)	—	—

Net cash provided by (used in) financing activities	(12,091)	23,370	(17,220)	—	(5,941)

Net change in cash and cash equivalents	(20,809)	(3,264)	(4,800)	—	(28,873)
Cash and cash equivalents at beginning of year	55,670	4,212	37,987	—	97,869

Cash and cash equivalents at end of year	34,861	948	33,187	—	68,996

See accompanying notes to unaudited consolidated condensed financial statements.

13.	Subsequent Events

Acquisitions

On April 22, 2013 the Company entered into a Sale and Purchase Agreement (the “Agreement”) with ITS Tubular Services (Holdings) Limited, a company organized under the laws of Scotland and in administration proceedings under the laws thereof (the Seller) and others. Pursuant to the Agreement, we acquired International Tubular Services Limited and certain of its affiliates (collectively, ITS) and other related assets held by the Seller for an initial purchase price of $101 million paid at the closing of the transaction. An additional $24 million was deposited into an escrow account, which will either be paid to the Seller as additional consideration when certain consents are obtained or, in certain circumstances, released to us in accordance with the Agreement. The transaction was financed with a $125 million term loan. ITS provides drilling related equipment and services directly to oil companies, service companies and drilling contractors. ITS’s principal activities relate to the rental of drilling equipment and pressure control systems, provision of casing running systems and fishing services, together with machine shop support. ITS serves an extensive customer base of exploration & production (E&P) companies, drilling contractors and service companies from 22 operating facilities primarily located in the Middle East, Latin America, U.K. and Europe, and the Asia-Pacific region. The Company is still awaiting significant information relating to the fair value of the assets and liabilities of the acquired businesses in order to finalize purchase price allocations.

Our due diligence process with respect to the acquired business identified certain transactions that suggest its internal controls may have failed to prevent violations of potentially applicable international trade and anti-corruption laws, including those of the United Kingdom. As part of our integration process, we will continue our review of activities of the acquired business to identify potential violations of applicable international trade and anti-corruption laws and will promptly apply our system of internal controls, Code of Conduct, policies and procedures to the acquired business to help ensure the prevention of any such potential future violations. As appropriate, we will make any identified violations known to relevant authorities, cooperate with any resulting investigations and take proper remediation measures (including seeking any necessary government authorizations).

Debt Agreement

In connection with the acquisition of ITS described above, on April 18, 2013, the Company entered into a $125 million Term Loan, fully funded by Goldman Sachs Bank USA as Sole Lead Arranger and Administrative Agent. The Term Loan bears interest on the outstanding principal amount at a rate per annum equal to (a) for the period from April 18, 2013 to June 30, 2013 (or May 9, 2013, in the event certain marketing materials have not been provided by May 9, 2013) (the “Initial Step-Up Date”), 6.5%, (b) for the period from the Initial Step-Up Date to April 15, 2014, 7.5%, and (c) from April 15, 2014 to maturity, 8.5%. Quarterly interest payments are due on the last business day of each March, June, September, and December. The Term Loan is senior unsecured debt of the Company and has a maturity of April 18, 2018. We will look at various options for reducing the cost of the debt prior to its maturity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements contained in this Form 10-Q, other than statements of historical facts, are forward-looking statements for purposes of these provisions, including any statements regarding:

•	stability of prices and demand for oil and natural gas;

•	levels of oil and natural gas exploration and production activities;

•	demand for contract drilling and drilling-related services and demand for rental tools;

•	entering into new, or extending existing, drilling contracts and our expectations concerning when our rigs will commence operations under such contracts;

•	the enforceability of contractual indemnification in relation to pending or future claims;

•	our future operating results and profitability;

•	organic growth of our operations;

•	our future rig utilization, dayrates and rental tools activity;

•	growth through acquisitions of companies or assets;

•	construction or upgrades of rigs and expectations regarding when these rigs will commence operations;

•	capital expenditures for acquisition of rigs, construction of new rigs or major upgrades to existing rigs;

•	entering into joint venture agreements;

•	our future liquidity;

•	the outcome of pending or future legal proceedings, investigations, tax assessments and other claims;

•	the availability of insurance coverage for pending or future claims;

•	availability and sources of funds to refinance our debt and expectations of when debt will be reduced; and

•	compliance with covenants under our debt agreements.

In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although our management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as those factors set forth in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2012, and any other cautionary language included in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:

•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business including potential country failures and downgrades;

•	our inability to access the credit or bond markets;

•	U.S. credit market volatility resulting from the U.S. national debt and potential further downgrades of the U.S. credit rating;

•	the U.S. economy and the demand for natural gas;

•	low U.S. natural gas prices that could adversely affect U.S. drilling and our barge rig and rental tools businesses;

•	worldwide demand for oil;

•	fluctuations in the market prices of oil and natural gas, including the inability or unwillingness of our customers to fund drilling programs in low price cycles;

•	imposition of unanticipated trade restrictions;

•	unanticipated operating hazards and uninsured risks;

•	political instability, terrorism or war;

•	governmental regulations, including changes in accounting rules or tax laws that may impact our ability to remit funds to the U.S., that adversely affect the cost of doing business;

•	changes in the tax laws that would allow double taxation on foreign sourced income;

•	adverse environmental events;

•	adverse weather conditions;

•	global health concerns;

•	changes in the concentration of customer and supplier relationships;

•	ability of our customers and suppliers to obtain financing for their operations;

•	ability of our customers to fund drilling plans with low commodity prices;

•	unexpected cost increases for new construction and upgrade and refurbishment projects;

•	delays in obtaining components for capital projects and in ongoing operational maintenance and equipment certifications;

•	shortages of skilled labor;

•	unanticipated cancellation of contracts by customers or operators;

•	breakdown of equipment;

•	other operational problems including delays in start-up or commissioning of rigs;

•	changes in competition;

•	the effect of litigation and contingencies; and

•	other similar factors, some of which are discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and in our other reports and filings with the SEC.

Each forward-looking statement speaks only as of the date of this Form 10-Q, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by applicable law. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-Q could have a material adverse effect on our business, results of operations, financial condition and cash flows.

OVERVIEW AND OUTLOOK

Overview

Parker’s decreased revenues and operating income for the 2013 first quarter, compared with 2012 first quarter results, reflect primarily the impact of declines in drilling activity in the U.S. land market and lower utilization of the Company’s international rig fleet. We addressed the slower U.S. drilling market by reallocating U.S. rental tools to more active regions and adjusting prices to meet market requirements. We also initiated movement of several international drilling rigs into regions which we believe have more sustainable contract potential and opportunities to achieve operating scale. Expenditures relating to these actions, intended to improve our future operating performance and competitive position, affected the quarter’s results. The impact of the U.S. land drilling market and lower utilization of our international rig fleet was partially offset by the effects of a stronger Gulf of Mexico market that provided support for improved performance from our Gulf of Mexico (GOM) barge drilling business. In addition, we benefitted from the successful deployment of our two AADU rigs on the North Slope.

Operating income for the quarter was also impacted by costs associated with the recently completed acquisition of ITS (see Note 13, Subsequent Events), and for the 2012 first quarter, by the reduced level of performance-based compensation. We believe the ITS acquisition will expand the reach of our rental tools business into growing international markets and enhance our ability to more fully serve many of our large international customers.

Outlook

Our markets are highly cyclical, driven by, among other things, our customers’ response to trends in oil and natural gas prices, the level of energy exploration and resource development spending (E&P spending) in the domestic and international markets in which we operate, and technological advancements in energy exploration and production. We expect oil and natural gas prices to remain near current levels or improve modestly in the remainder of 2013. Industry surveys continue to project worldwide E&P spending to rise, with the greatest increases in offshore exploration and development and in the Middle East land drilling market. In addition, we believe that U.S. land drilling will increase its pace later this year.

Based on current activity and recent market trends, we expect some moderation of competitive conditions in the U.S. land market and rising demand from offshore customers for our Rental Tools business segment. We expect to continue to lead in the U.S. GOM barge drilling market and to use our performance-driven customer focus to maintain strong utilization and dayrates.

Our two AADU rigs located on the North Slope of Alaska and one O&M contract for offshore platform operations located in California are projected to generate reliable cash flow during the terms of their current contracts, which extend beyond this year.

We have been transforming our international drilling activities, focused both on enhancing the deployment of the Parker-owned rig fleet and on leveraging our drilling expertise through O&M contracts. We are currently mobilizing some rigs for work that will begin in the second half of this year. Based on recent tender activity, we believe further rig deployment opportunities may arise later this year. Our objective is to produce improved operating results from higher utilization and increased operating scale in select regions. However, as we execute this transformation, further repositioning of rigs may lead to uneven operating results in the near-term.

Our Technical Services segment continues to be engaged in engineering and development projects that apply our drilling knowledge, expertise and experience to customers’ needs for innovative solutions to their drilling challenges. We expect some of those projects to transform into more expansive engagements, though the timing for that remains uncertain.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Revenues of $167.2 million for the three months ended March 31, 2013 decreased $9.4 million over the comparable 2012 period. Operating gross margin decreased to $20.6 million, or 61.9% for the three months ended March 31, 2013 as compared with $54.0 million for the three months ended March 31, 2012. We recorded net income attributable to controlling interest of $0.6 million for the three months ended March 31, 2013, as compared with $26.4 million for the three months ended March 31, 2012.

The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended March 31,
	2013		2012
	(Dollars in Thousands)
Revenues:
Rental Tools	$57,082	34%	$66,284	37%
U.S. Barge Drilling	29,865	18%	27,835	16%
U.S. Drilling	11,635	7%	—	0%
International Drilling	64,650	39%	78,750	45%
Technical Services	3,923	2%	3,700	2%

Total revenues	167,155	100%	176,569	100%

Operating gross margin:
Rental Tools gross margin excluding depreciation and amortization	32,207	56%	44,654	67%
U.S Barge Drilling gross margin excluding depreciation and amortization	12,424	42%	10,695	38%
U.S. Drilling gross margin excluding depreciation and amortization	326	3%	(466)	n/a
International Drilling gross margin excluding depreciation and amortization	4,796	7%	26,507	34%
Technical Services gross margin excluding depreciation and amortization	356	9%	247	7%

Total operating gross margin excluding depreciation and amortization	50,109	30%	81,637	46%

Depreciation and amortization	(29,512)		(27,619)

Total operating gross margin	20,597		54,018
General and administrative expense	(12,883)		(5,497)
Gain on disposition of assets, net	1,148		492

Total operating income	$8,862		$49,013

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

	Rental Tools	U.S. Barge Drilling	U.S. Drilling	International Drilling	Technical Services
Three Months Ended March 31, 2013	(Dollars in Thousands)
Operating gross margin (1)	$21,507	$8,758	$(4,052)	$(5,945)	$329
Depreciation and amortization	10,700	3,666	4,378	10,741	27

Operating gross margin excluding depreciation and amortization	$32,207	$12,424	$326	$4,796	$356

Three Months Ended March 31, 2012
Operating gross margin (1)	$33,602	$7,157	$(1,547)	$14,559	$247
Depreciation and amortization	11,052	3,538	1,081	11,948	—

Operating gross margin excluding depreciation and amortization	$44,654	$10,695	$(466)	$26,507	$247

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

Rental Tools

Rental Tools segment revenues decreased $9.2 million, or 13.9%, to $57.1 million for the first quarter of 2013 compared with $66.3 million for the first quarter of 2012. The decrease was primarily due to an overall decline in utilization and higher average discounts resulting from reduced U.S. land activity and increased competition in certain key locations. This was partially offset by the impact of increased rentals to offshore Gulf of Mexico customers and higher repair revenues.

Rental Tools segment operating gross margin, excluding depreciation and amortization, decreased by $12.4 million, or 27.9%, in the 2013 first quarter compared with the first quarter of 2012, primarily due to the increase in discounts as previously described and increased costs of transportation and servicing of tools.

U.S. Barge Drilling

U.S. Barge Drilling segment revenues increased $2.0 million, or 7.3%, to $29.9 million for the first quarter of 2013 compared with $27.8 million for the first quarter of 2012. The increase in revenues was due to a higher average dayrate for the U.S. barge rig fleet. Dayrates increased as a result of shorter duration contracts and our ability to renegotiate dayrates during multi-well contracts based on our contractual agreements and ability to deliver high levels of performance.

The U.S. Barge Drilling segment’s operating gross margin, excluding depreciation and amortization, increased $1.7 million, or 16.2%, to $12.4 million for the first quarter of 2013 compared with $10.7 million for the first quarter of 2012. The increase in operating gross margin was mostly driven by the increase in average dayrates for the U.S. barge rig fleet as described above in addition to decreased overhead costs.

U.S. Drilling

U.S. Drilling segment revenues were $11.6 million for the first quarter of 2013 compared with zero for the first quarter of 2012. The increase in revenue relates to both of our AADU rigs being fully operational by the end of the first quarter of 2013. The first of the two AADU rigs commenced drilling operations and began generating revenue in early December 2012 and the second AADU rig commenced drilling operations and began generating revenue in February 2013. Both rigs were under construction during the 2012 first quarter and thus, not generating income. Additionally, in February 2013 we began supporting ExxonMobil’s Santa Ynez Unit offshore platform operations located in the Channel Islands region of California, generating $1.9 million of revenue in the 2013 first quarter.

Operating gross margin, excluding depreciation and amortization, increased $0.8 million to $0.3 million for the 2013 first quarter compared with a loss of $0.5 million for the 2012 first quarter, primarily due to the California O&M contract described above and both AADU rigs being fully operational by the end of the first quarter of 2013.

International Drilling

International Drilling segment revenues decreased $14.1 million, or 17.9%, to $64.7 million for the first quarter of 2013 compared with $78.8 million for the first quarter of 2012. The lower revenues are primarily due to a decline in drilling revenue generated by the operation of rigs that we own, partially offset by an increase in revenues from O&M contracts.

Revenues related to Parker-owned rigs decreased $25.5 million, or 44.8%, to $31.4 million for the first quarter of 2013 compared with $56.9 million for the first quarter of 2012. This was primarily due to lower rig utilization in our Eastern Hemisphere region where our arctic-class barge rig located in the Caspian Sea was operational during the 2012 first quarter and operating at a zero standby rate during the 2013 first quarter. In addition, we experienced lower utilization for our rigs located in the Latin America region.

O&M revenues increased $11.4 million, or 52.2%, to $33.3 million for the first quarter of 2013 compared with $21.9 million for the first quarter of 2012, primarily due to an increase in reimbursable revenues associated with the Orlan platform as it prepares for drilling and higher reimbursable revenues on our service contracts in Sakhalin Island as we transitioned from higher value operating contracts to cost-plus contracts during the third quarter of 2012. Of these revenues, approximately $12.5 million and $4.4 million were attributable to reimbursable costs for the three-month periods ended March 31, 2013 and 2012, respectively, which added to revenues, but had little impact on operating margins.

International Drilling operating gross margin, excluding depreciation and amortization, decreased $21.7 million, or 81.9%, to $4.8 million during the first quarter of 2013 compared with $26.5 million for the first quarter of 2012. The decrease in operating gross margin was primarily due to decreased revenues from lower utilization on Parker-owned rigs in the Eastern Hemisphere and Latin America and increased demobilization expenses resulting from re-positioning two rigs from Algeria to Tunisia, where they sit in a duty-free zone awaiting next contract. Operating margins generated by our O&M operations were $3.4 million and $5.6 million for the first quarter of 2013 and 2012, respectively. Operating gross margin on our O&M projects decreased due to lower rates associated with our service contracts in Sakhalin Island as we transitioned from higher value operating contracts to cost-plus contracts beginning in the third quarter of 2012 as described above. The decrease in operating gross margin on our O&M projects was slightly offset by the start-up of a new labor contract related to the Berkut project in Korea during the fourth quarter of 2012.

Technical Services

Technical Services segment revenues increased $0.2 million, or 6.0%, to $3.9 million for the first quarter of 2013 compared with $3.7 million for the first quarter of 2012. The increase is primarily due to increased activity under the vendor services phase of the Berkut platform project in addition to increased revenues from two new projects that commenced during the second half of 2012 and the 2013 first quarter. Partially offsetting the revenue increase was the completion of a pre-FEED project at the end of the second quarter of 2012, and the transition of the Berkut platform project into its less revenue-intensive construction oversight and assistance phase.

Operating gross margin, excluding depreciation and amortization, was $0.4 million for the first quarter of 2013 compared with $0.2 million for the first quarter of 2012. The increase is primarily the result of increased revenues on the new projects discussed above. Partially offsetting the increase in operating gross margin are expenses relating to the transition of the Berkut platform project into its final documentation stage. The Technical Services segment incurs minimal depreciation and amortization primarily related to office furniture and fixtures.

Other Financial Data

Gains on asset dispositions for the first quarter of 2013 and 2012 were $1.1 million and $0.5 million, respectively, and were primarily the result of other asset sales during each period. We periodically sell equipment deemed to be excess or not currently required for operations.

Interest expense increased $2.0 million for the first quarter of 2013 compared with the first quarter of 2012. This was due to a $2.0 million increase in debt related interest expense due to higher interest on the additional $125.0 million of 9.125% Notes, which have a higher interest rate than our 2.125% Notes that were repaid during the second and third quarters of 2012 and a $1.9 million decrease in interest capitalized on major projects resulting from the completion of the two new rigs in Alaska which increased overall interest expense. The net increase is partially offset by the absence in the 2013 first quarter of amortization of debt discount and debt issuance costs on the 2.125% Notes as they were tendered or matured during the second and third quarters of 2012. Interest income was not significant during each quarter.

General and administration expense increased $7.4 million for the first quarter of 2013 compared with the first quarter of 2012. The increase is primarily the result of approximately $3.0 million of costs related the acquisition of ITS in April 2013 (see Note 13, Subsequent Events), $1.4 million related to a reduced level of incentive compensation in the 2012 first quarter, approximately $1.3 million of costs related to a new enterprise resource planning system, and approximately $0.5 million related to legal fees associated with the SEC and DOJ investigations (see Note 13, Contingencies — Customs Agent and Foreign Corrupt Practices Act (FCPA) Settlement. The remainder of the increase is primarily due to increased professional fees and other corporate administrative expenses.

In the first quarter of 2013, we recognized an income tax benefit of $1.5 million, compared with income tax expense of $14.6 million for the first quarter of 2012 primarily due to a reduction in pre-tax earnings from $41.0 million in the 2012 first quarter to a loss of $0.9 million in the 2013 first quarter. In addition we recorded a $1.5 million tax benefit during the 2013 first quarter for deductions related to settlement of the DOJ and SEC matter discussed in Note 10, Contingencies — Customs Agent and Foreign Corrupt Practices Act (FCPA) Settlement. We also recorded a tax expense discrete to the quarter of $1.1 million for acquisition-related transaction costs and benefits of $0.7 million related to prior period returns filed during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

We periodically evaluate our liability requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operational cash needs. To meet our short and long term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. However, we have recently, as well as in the past sought, and may in the future seek, to raise additional capital. We expect that for the foreseeable future, cash generated from operations, after financing the acquisition, will be sufficient to provide us the ability to fund our operations, provide the working capital necessary to support our strategy, and fund planned capital expenditures.

In connection with the acquisition of ITS, on April 18, 2013, the Company entered into a $125 million Term Loan, fully funded by Goldman Sachs Bank USA as Sole Lead Arranger and Administrative Agent. The Term Loan bears interest on the outstanding principal amount at a rate per annum equal to (a) for the period from the Funding Date to June 30, 2013 (or May 9, 2013, in the event certain marketing materials have not been provided by May 9, 2013) (the “Initial Step-Up Date”), 6.5%, (b) for the period from the Initial Step-Up Date to April 15, 2014, 7.5%, and (c) from April 15, 2014 and all times thereafter, 8.5%. Quarterly interest payments are due on the last business day of each March, June, September, and December. The Term Loan is senior unsecured debt of the Company and has a maturity of April 18, 2018.

Cash Flows

As of March 31, 2013, we had cash and cash equivalents of $83.7 million, a decrease of $4.2 million from December 31, 2012. The primary uses of cash for the three month period ended March 31, 2013 were $30.0 million for capital expenditures, including $2.7 million on the construction of one new rig for work in Alaska, $4.5 for our new enterprise resource planning system and $12.2 million for tubular and other rental tools for our Rental Tools segment. The primary source of cash for the first quarter of 2013 was $27.2 million from operating activities.

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

Financing Activity

On March 22, 2010, we issued $300.0 million aggregate principal amount of 9.125% Notes, and on April 25, 2012, we issued an additional $125.0 million aggregate principal amount of 9.125% Notes. Interest is payable on the 9.125% Notes on April 1 and October 1 of each year until maturity. The 9.125% Notes mature on April 1, 2018.

On December 14, 2012, we entered into an Amended and Restated Credit Agreement (Credit Agreement) consisting of a senior secured $80.0 million revolving credit facility (Revolver) and a senior secured term loan facility (Term Loan) of $50.0 million. The Credit Agreement amended and restated our existing credit agreement dated May 15, 2008. The $50.0 million Term Loan borrowed under the facility amortizes at $2.5 million per quarter which began on March 31, 2013, thus $10.0 million is classified as a current obligation on our consolidated balance sheet at March 31, 2013. Based on the current amortization schedule, we believe we could repay the Term Loan over the remaining term of the Credit Agreement utilizing existing cash on hand and cash generated from operations. Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries, each of which have executed guaranty agreements; and are secured by first priority liens on our accounts receivable, specified barge rigs and rental equipment. The Credit Agreement contains customary affirmative and negative covenants with which we were in compliance as of March 31, 2013 and December 31, 2012. As of March 31, 2013, there was $47.5 million outstanding on the Term Loan and $2.8 million in letters of credit outstanding. There were no amounts outstanding under the Revolver. The Credit Agreement matures on December 14, 2017.

We had total long-term debt, including the current portion, of $472.5 million as of March 31, 2013 which consisted of:

•	$425.0 million aggregate principal amount of 9.125% Notes; and

•	$47.5 million under our Term Loan, $10.0 million of which is classified as current.

As of March 31, 2013, we had approximately $160.9 million of liquidity, which consisted of $83.7 million of cash and cash equivalents on hand and $77.2 million of availability under our Revolver.

Contractual Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2013:

	Total	Less than 1 Year	Years 1 - 3	Years 3 - 5	More than 5 Years
	(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$472,500	$10,000	$20,000	$17,500	$425,000
Long-term debt — interest (1)	217,166	40,218	79,430	78,127	19,391
Operating leases (2)	30,069	8,539	9,106	5,697	6,727
Purchase commitments (3)	9,335	9,335	—	—	—

Total contractual obligations	$729,070	$68,092	$108,536	$101,324	$451,118

Commercial commitments:
Standby letters of credit (4)	2,827	2,827	—	—	—

Total commercial commitments	$2,827	$2,827	$—	$—	$—

(1)	Long-term debt includes the principal and interest cash obligations of the 9.125% Notes, and the Term Loan. The remaining unamortized premium of $3.9 million on the 9.125% Notes is not included in the contractual cash obligations schedule.
(2)	Operating leases consist of agreements in excess of one year for office space, equipment, vehicles and personal property.
(3)	Purchase commitments outstanding as of March 31, 2013 are primarily related to rig upgrade projects.
(4)	We have an $80.0 million revolving credit facility. As of March 31, 2013, we had no borrowings under the Revolver and $2.8 million of availability has been used to support letters of credit that have been issued, resulting in $77.2 million of availability.

Off-Balance Sheet Arrangements

We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements or guarantees of third-party financial obligations. We have no energy or commodity contracts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by us from that reported in our 2012 Annual Report on Form 10-K filed with the SEC on March 1, 2013. For more information on market risk, see Part II, Item 7A in our 2012 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures, as defined in the Exchange Act Rules 13a-15 and 15d-15, were effective, as of March 31, 2013, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 10, “Contingencies,” in Item 1 of Part I of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2012 except as set forth below.

If we fail to integrate or realize the expected benefits from the ITS Acquisition, or if we incur any liabilities as a result of such transaction, our business, results of operations and profitability may be adversely affected.

We may not realize the expected benefits of the ITS Acquisition because the business may not perform financially as expected or because of integration difficulties and other challenges. The success of the ITS Acquisition will depend, in part, on our ability to successfully integrate the acquired business with our existing businesses. The integration process is anticipated to be complex, costly and time-consuming. Complications with the integration could result from the following circumstances, among others: failure to implement our business plan for the combined business; unanticipated issues in integrating and applying our internal control and other systems; failure to retain key customers; failure to retain key employees of ITS; and operating risks inherent in the acquired business. In addition, we may not accomplish the integration smoothly, successfully or within the anticipated costs or timeframe. Furthermore, we may not be able to achieve anticipated cost savings or other synergies or realize growth opportunities that we expect with respect to our operation of ITS’ business. Additionally, the ITS Acquisition subjects us to potential liabilities we would not otherwise be exposed to. In particular, our due diligence process with respect to the ITS Acquisition suggests that its internal controls may have failed to prevent violations of potentially applicable international trade and anti-corruption laws, including those of the United Kingdom. We are currently investigating such violations and will, as appropriate, make any identified violations known to relevant authorities, cooperate with any resulting investigations and take proper remediation measures (including seeking any necessary government authorizations). We do not at this time have any estimate of our potential liability. If we experience difficulties with the integration process or if the anticipated growth opportunities and other potential synergies of the ITS Acquisition, or if we incur any liabilities related to such acquisition, our business, results of operations and profitability may be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company currently has no active share repurchase programs. Periodically, the Company purchases shares on the open market to meet our employer matching requirements under our 401 (k) Retirement Savings Plan. Additionally, when restricted stock awarded by the Company becomes taxable compensation to personnel, shares may be withheld to satisfy the associated withholding tax liabilities. Information on our purchases of equity securities by means of such share withholdings is provided in the table below:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)
January 1-31, 2013	2,860	4.81
February 1-28, 2013	4,463	5.23
March 1-31, 2013	80,954	4.83

Total	88,277	4.85

(1)	Average share price paid per share is calculated as the weighted average price derived from the closing price on the date of vesting.

ITEM 6.	EXHIBITS

(a) Exhibits: The following exhibits are filed or furnished as a part of this report:

Exhibit Number		DESCRIPTION

31.1	—	Gary Rich, President, Chief Executive Officer, and Director, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	Philip A. Schlom, Controller and Chief Accounting Officer, Rule 13a-14(a)/15d-14(a) Certification.

32.1	—	Gary Rich, President, Chief Executive Officer, and Director, Section 1350 Certification.

32.2	—	Philip A. Schlom, Controller and Chief Accounting Officer, Section 1350 Certification.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER DRILLING COMPANY

Date: May 3, 2013	By:	/s/ Gary Rich
Gary Rich President, Chief Executive Officer, and Director

	By:	/s/ Philip A. Schlom
Philip A. Schlom Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number		DESCRIPTION

31.1	—	Gary Rich, President, Chief Executive Officer, and Director, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	Philip A. Schlom, Controller and Chief Accounting Officer, Rule 13a-14(a)/15d-14(a) Certification.

32.1	—	Gary Rich, President, Chief Executive Officer, and Director, Section 1350 Certification.

32.2	—	Philip A. Schlom, Controller and Chief Accounting Officer, Section 1350 Certification.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE		XBRL Presentation Linkbase Document.

101.DEF		XBRL Definition Linkbase Document.