Form 10-Q
period 2013-06-30
PARKER DRILLING CO /DE/
filed 2013-08-07
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2013 there were 120,858,787 common shares outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,608	$87,886
Accounts and notes receivable, net of allowance for bad debts of $12,642 and $8,117 at June 30, 2013 and December 31, 2012	251,440	168,562
Rig materials and supplies	39,229	28,860
Deferred costs	10,822	1,089
Deferred income taxes	16,411	8,742
Other tax assets	13,722	33,524
Assets held for sale	8,656	6,800
Other current assets	19,818	12,821
Total current assets	429,706	348,284
Property, plant and equipment less accumulated depreciation and amortization of $1,061,845 and $1,029,712 at June 30, 2013 and December 31, 2012	852,813	789,123
Deferred income taxes	107,957	95,295
Other noncurrent assets	46,061	23,031
Total assets	$1,436,537	$1,255,733
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable and accrued liabilities	169,130	137,746
Accrued income taxes	6,975	4,120
Total current liabilities	186,105	151,866
Long-term debt	589,147	469,205
Other long-term liabilities	22,743	23,182
Long-term deferred tax liability	31,306	20,847
Contingencies (Note 11)	—	—
Stockholders’ equity:
Common stock	19,995	19,818
Capital in excess of par value	651,535	646,217
Accumulated other comprehensive income	(564)	—
Accumulated deficit	(65,740)	(74,631)
Total controlling interest stockholders’ equity	605,226	591,404
Noncontrolling interest	2,010	(771)
Total equity	607,236	590,633
Total liabilities and stockholders’ equity	$1,436,537	$1,255,733
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share and Weighted Average Shares Outstanding)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$226,001	$178,925	$393,156	$355,494
Expenses:
Operating expenses	143,549	104,526	260,595	199,458
Depreciation and amortization	32,280	27,959	61,792	55,578
	175,829	132,485	322,387	255,036
Total operating gross margin	50,172	46,440	70,769	100,458
General and administration expense	(22,378)	(7,420)	(35,261)	(12,917)
Gain on disposition of assets, net	517	1,368	1,665	1,860
Total operating income	28,311	40,388	37,173	89,401
Other income and (expense):
Interest expense	(10,741)	(8,925)	(20,747)	(16,962)
Change in fair value of derivative positions	17	38	54	(11)
Interest income	2,203	53	2,251	79
Loss on extinguishment of debt	—	(1,649)	—	(1,649)
Other	(183)	20	(56)	36
Total other expense	(8,704)	(10,463)	(18,498)	(18,507)
Income before income taxes	19,607	29,925	18,675	70,894
Income tax expense	11,233	9,817	9,729	24,460
Net income	8,374	20,108	8,946	46,434
Less: Net income (loss) attributable to noncontrolling interest	93	25	73	(41)
Net income attributable to controlling interest	$8,281	$20,083	$8,873	$46,475
Basic earnings per share	$0.07	$0.17	$0.07	$0.40
Diluted earnings per share	$0.07	$0.17	$0.07	$0.39

Number of common shares used in computing earnings per share:
Basic	119,483,780	117,410,212	119,177,431	117,129,364
Diluted	121,860,011	118,526,879	121,498,223	118,623,037

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Comprehensive income (loss):
Net income	$8,281	$20,083	$8,873	$46,475
Other comprehensive loss, net of tax:
Foreign exchange translation losses and other	(564)	—	(564)	—
Total other comprehensive loss, net of tax:	(564)	—	(564)	—
Comprehensive income	7,717	20,083	8,309	46,475
Comprehensive (income)/loss attributable to noncontrolling interest	(30)	—	(30)	—
Comprehensive income attributable to controlling interest	$7,687	$20,083	$8,279	$46,475

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$8,946	$46,434
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	61,792	55,578
Loss on extinguishment of debt	—	1,649
Gain on disposition of assets	(1,665)	(1,860)
Deferred income tax expense	1,800	10,432
Expenses not requiring cash	7,989	11,789
Changes in current assets and liabilities
Change in accounts receivable	(32,285)	9,161
Change in other assets	6,711	(7,138)
Change in accrued income taxes	2,179	923
Change in liabilities	(9,543)	(31,437)
Net cash provided by operating activities	45,924	95,531

Cash flows from investing activities:
Capital expenditures	(63,537)	(109,531)
Proceeds from the sale of assets	2,901	2,340
Acquisition of ITS, net of cash acquired	(117,991)	—
Net cash used in investing activities	(178,627)	(107,191)

Cash flows from financing activities:
Proceeds from issuance of debt	125,000	130,000
Repayments of senior notes	—	(122,852)
Repayments of term loan	(5,000)	(12,000)
Payments of debt issuance costs	(5,386)	(3,537)
Payments of debt extinguishment costs	—	(402)
Excess tax benefit from stock based compensation	(189)	49
Net cash provided by (used in) financing activities	114,425	(8,742)

Net decrease in cash and cash equivalents	(18,278)	(20,402)
Cash and cash equivalents, beginning of year	87,886	97,869
Cash and cash equivalents, end of period	$69,608	$77,467

Supplemental cash flow information:
Interest paid	$21,823	$16,989
Income taxes paid	$8,585	$28,307

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	General
In the opinion of the management of Parker Drilling Company (Parker Drilling), the accompanying unaudited consolidated condensed financial statements reflect all adjustments normally recurring which we believe are necessary for a fair presentation of: (1) Parker Drilling’s financial position as of June 30, 2013 and December 31, 2012, (2) Parker Drilling’s results of operations for the three and six month periods ended June 30, 2013 and 2012, (3) Parker Drilling’s consolidated condensed statement of comprehensive income for the three and six month periods ended June 30, 2013 and 2012, and (4) Parker Drilling's cash flows for the six month periods ended June 30, 2013 and 2012. Results for the six month period ended June 30, 2013 are not necessarily indicative of the results that will be realized for the year ending December 31, 2013. The financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.
Nature of Operations — Parker Drilling, together with its subsidiaries (the Company or Parker), is an international drilling services and rental tools provider. We have operated in over 50 foreign countries and the United States since beginning operations in 1934, making us among the most geographically experienced drilling contractors and rental tools providers in the world. During 2012, we operated in 12 countries, and in 2013, we acquired an international rental tools business with operations in 10 additional countries. We have extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas. We believe our quality, health, safety and environmental practices are leaders in our industry. Our rental tools business specializes in providing high-quality, reliable equipment and services for oil and natural gas drilling, workover and production applications. This includes drill pipe, heavy-weight drill pipe, tubing, high-torque connections, blow-out preventers (BOPs), drill collars, casing running systems, fishing services and more.
On April 22, 2013 we acquired International Tubular Services Limited and certain of its affiliates (collectively, ITS) and other related assets (the ITS Acquisition - see also Note 2). ITS’ principal activities include the rental of drilling equipment and pressure control systems, provision of casing running systems and fishing services, together with machine shop support. ITS serves an extensive customer base of exploration and production (E&P) companies, drilling contractors and service companies from 21 operating facilities primarily located in the Middle East, Latin America, U.K. and Europe, and the Asia-Pacific region.
Our U.S. barge drilling business operates barge rigs that drill for natural gas, oil, and a combination of oil and natural gas in the shallow waters in and along the inland waterways of Louisiana, Alabama, and Texas. Our international drilling business includes operations related to Parker-owned and operated rigs as well as customer-owned rigs. We strive to deploy our fleet of Parker-owned rigs in markets where we expect to have opportunities to keep the rigs consistently in service. In addition, we perform drilling-related activities for operators who own drilling rigs and who choose to utilize our drilling experience and technical expertise to perform services on a contracted basis, including Operations and Maintenance (O&M) work, and other project management services (e.g., labor, maintenance, and logistics). On June 30, 2013, our marketable rig fleet consisted of 13 barge drilling rigs and 23 land rigs located in the United States, Latin America and the Eastern Hemisphere regions. We have 8 rigs held for sale or currently not marketed as of June 30, 2013. Our Technical Services business includes engineering and related project services during the concept development, pre-FEED (Front End Engineering Design), and FEED phases of our customer owned drilling facility projects. During the Engineering, Procurement, Construction and Installation (EPCI) phase, we focus primarily on the drilling systems engineering, procurement, commissioning and installation, and we typically provide customer support during construction. Our Technical Services business is also the Company's engineering expertise center and provides our ongoing drilling businesses with services similar to those provided to our external customers; including engineering design, retrofitting of existing rigs, modification, upgrades and other technology-related advancements.
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
Noncontrolling Interest — We apply the accounting standards related to noncontrolling interests for ownership interests in our subsidiaries held by parties other than Parker Drilling. The entities that comprise the noncontrolling interest include Parker SMNG Drilling Limited Liability Company, Primorsky Drill Rig Services B.V., ITS Arabia Limited, and International Tubular Services - Egypt SAE. We report noncontrolling interest as equity on the consolidated balance sheets and report net income (loss) attributable to controlling interest and to noncontrolling interest separately on the consolidated statements of operations.

Reclassifications — Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications did not have a material effect on our consolidated condensed statements of operations, consolidated condensed balance sheets, condensed statement of comprehensive income or consolidated condensed statements of cash flows.
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
Acquisitions-purchase price allocation — We allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values at the transaction date. Transaction and integration costs associated with an acquisition are expensed as incurred. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. We engage third-party appraisal firms to assist in fair value determination of inventories, identifiable intangible assets, and any other significant assets or liabilities when appropriate. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.
Intangible Assets – Upon the ITS Acquisition, we recorded $10.0 million and $0.2 million, respectively, to recognize the fair values of definite and indefinite lived intangible assets. (see Note 2 - Acquisition of ITS). Definite lived intangible assets recorded in connection with the ITS Acquisition primarily relate to trade names, customer relationships, and developed technology and will be amortized over a weighted average period of approximately 3 years. With regard to indefinite lived intangible assets, which relates to our development of technology, we will conduct impairment tests annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.
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
Reimbursable Costs — Within certain contractual arrangements, we may procure and take title, and risk of loss, for certain equipment or make certain expenditures on behalf of our customers. We typically receive fees for these services, which we record as revenues. We recognize reimbursements received for out-of-pocket expenditures as revenues and account for out-of-pocket expenditures as direct operating costs. Such amounts totaled $15.4 million and $10.1 million during the second quarters of 2013 and 2012, respectively and $30.3 million and $17.7 million for the six months ended June 30, 2013 and 2012, respectively.
Concentrations of Credit Risk — Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables. We generally do not require collateral on our trade receivables.
At June 30, 2013 and December 31, 2012, we had deposits in domestic banks in excess of federally insured limits of approximately $32.6 million and $12.2 million, respectively. The change is primarily because as of January 1, 2013, all regular checking account deposits are only guaranteed up to $250,000 at each institution while prior to January 1, 2013, all regular checking account deposits were guaranteed, except investments. In addition, as of June 30, 2013 and December 31, 2012, we had uninsured deposits in foreign banks of $48.6 million and $34.5 million, respectively.

Our customer base consists primarily of major, independent, national and international oil and gas companies and integrated service providers. We depend on a limited number of customers. Our largest customer, Exxon Neftegas Limited (ENL), constituted 14.3 percent of our total year-to-date revenues as of June 30, 2013. Each of our segments depends on a limited number of key customers and the loss of any one or more key customers could have a material adverse effect on a segment.

Capitalized Interest — Interest from external borrowings is capitalized on major projects until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets in the same manner as the underlying assets. Capitalized interest reduces net interest expense in the consolidated condensed statements of operations. During the three and six months ended June 30, 2013, we capitalized interest costs of $0.5 million and $1.0 million, respectively, which were primarily related to a new enterprise resource planning system. During the second quarter of 2012 we capitalized $3.0 million of interest costs primarily related to the two Arctic Alaska Drilling Unit (AADU) rigs in Alaska and $5.4 million for the six month period ended June 30, 2012.

2.	Acquisition of ITS
On April 22, 2013 we entered into a Sale and Purchase Agreement (the Agreement) with ITS Tubular Services (Holdings) Limited, a company organized under the laws of Scotland and in administration proceedings under the laws thereof (the Seller) and others. Pursuant to the Agreement, we acquired International Tubular Services Limited and certain of its affiliates (collectively, ITS) and other related assets held by the Seller (the ITS Acquisition) for an initial purchase price of $101.0 million paid at the closing of the ITS Acquisition. An additional $24.0 million was deposited into an escrow account, which will either be paid to the Seller as additional purchase price when certain consents are obtained or, in certain circumstances, released to either the Seller or to us, as the case may be, in accordance with the Agreement. The ITS Acquisition closed simultaneously with the execution of the Agreement on April 22, 2013.
ITS’ principal activities include the rental of drilling equipment and pressure control systems, and the provision of casing running systems and fishing services, together with machine shop support. ITS serves an extensive customer base of E&P companies, drilling contractors and service companies from 21 operating facilities primarily located in the Middle East, Latin America, U.K. and Europe, and the Asia-Pacific region. The entire operations related to ITS and the related assets acquired and liabilities assumed will fall under our Rental Tools segment.
Fair value of Consideration Transferred

The following details the fair value of the consideration transferred to effect the ITS Acquisition (dollars in thousands).

Cash paid to, or on behalf of, ITS and its equity holders	$101,000
Cash deposited in escrow	19,000
Fair value of contingent consideration deposited in escrow for assets not acquired (1)	5,000
Total fair value of the consideration transferred	$125,000
(1)    Based on the terms of the Agreement, $5.0 million of the $24.0 million in escrow to be paid to the Seller is contingent upon certain future liabilities that could become due by ITS in certain jurisdictions. Any payments in relation to these liabilities will be deducted from the $5.0 million escrow amount and the net balance of the escrow will be paid to the Seller. The estimated fair value of the consideration in escrow related to these liabilities is $5.0 million. Although not expected, we could be responsible for these liabilities should they be greater than the $5.0 million in escrow.
Preliminary Allocation of Consideration Transferred to Net Assets Acquired
The following amounts represent the preliminary estimates of fair value of identifiable assets acquired and liabilities assumed in the ITS Acquisition and are based on management’s estimates, judgments and assumptions. These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. Management estimated that the fair value of the net assets acquired less noncontrolling interest equals consideration paid. Therefore, there was no goodwill recorded.
The final allocation of consideration will include changes in (1) amounts deposited in escrow, (2) estimated fair values of property and equipment, (3) allocations to intangible assets and liabilities, (4) changes in contingent consideration, and (5) other assets and liabilities. These amounts will be finalized as soon as possible, but no later than one year from the acquisition date.

April 22, 2013
(In thousands)

Cash and cash equivalents	$7,009
Accounts and notes receivable, net (1)	48,795
Other current assets	1,803
Accounts payable and accrued liabilities	(39,156)
Accrued income taxes	(1,251)
Working capital excluding Rig materials and supplies	17,200
Rig materials and supplies	11,514
Property, plant and equipment, net (2)	70,339
Investment in joint venture	4,134
Other noncurrent assets	2,818
Total tangible assets	106,005
Deferred income tax assets - current	222
Deferred income tax assets - noncurrent (3)	14,153
Intangible Assets (4)
Trade name, developed technology, and customer relationship	10,000
Indefinite-lived intangible assets	200
Total assets acquired	130,580
Other long-term liabilities	(211)
Long-term deferred tax liability	(2,661)
Net assets acquired	127,708
Less: Noncontrolling interest (5)	(2,708)
Total consideration transferred	$125,000

(1) Gross contractual amounts receivable totaled $54.7 million as of the acquisition date.
(2) We recorded an adjustment of $43.7 million to reduce the historical carrying value of the acquired property, plant and equipment to its estimated fair value.
(3) In connection with the ITS Acquisition, we recorded a $7.7 million adjustment to increase deferred income tax assets primarily related to the differences between acquisition date estimated fair value and tax basis of acquired property, plant and equipment.
(4) We recorded $10.0 million and $0.2 million to reflect the estimated fair values of definite and indefinite lived intangible assets, respectively, recognized in connection with the ITS Acquisition. Our depreciation and amortization expense will reflect this valuation adjustment as the definite lived intangible assets are amortized in future periods. Definite lived intangible assets recorded in connection with the ITS Acquisition, which primarily relate to trade names, customer relationships, and developed technology will be amortized over a weighted average period of approximately 3.4 years.
(5) We recorded an adjustment of $1.0 million to write-down the noncontrolling interest to its estimated fair value. The estimated fair value of the noncontrolling interest was calculated as a percentage of the net assets acquired related to certain subsidiaries in which ITS holds less than a 100 percent controlling interest. The fair value of the net assets of these subsidiaries was primarily based on the income approach valuation model.

Acquisition Related Costs

Acquisition-related transaction costs consisted of various advisory, legal, accounting, valuation and other professional or consulting fees totaling $11.4 million and $14.4 million, respectively for the three and six month periods ended June 30, 2013, and were expensed as incurred and included in general and administrative expense on our condensed consolidated statement of operations.  Debt issuance costs of $5.4 million associated with our $125 million term loan (the Goldman Term Loan) issued on April 18, 2013 were deferred to be amortized to interest expense over the life of the term loan. However, the Goldman Term Loan was repaid on July 30, 2013 with net proceeds from the issuance of $225.0 million aggregate principal amount of 7.5% Senior Notes due August 1, 2020, and the deferred costs will be expensed during the third quarter of 2013 (see Note 14 - Subsequent Events).

Supplemental Pro forma Results
ITS’ results of operations have been included in our financial statements for periods subsequent to April 22, 2013, the effective date of the ITS Acquisition. ITS contributed revenues of $24.2 million and net income of approximately $0.7 million to Parker Drilling for the period from the closing of the ITS Acquisition (April 22, 2013) through June 30, 2013.
The following unaudited supplemental pro forma results present consolidated information for the six months ended June 30, 2013 as if the ITS Acquisition had been completed on January 1, 2012.  The pro forma results have been calculated after applying our accounting policies and include, among others, (i) the amortization associated with the fair value of the acquired intangible assets, (ii) interest expense associated with the term loan issued to fund the ITS Acquisition and (iii) the impact of certain fair value adjustments such as a decrease in depreciation expense related to the write-down in property, plant and equipment. The pro forma results do not include any potential synergies, non-recurring charges which result directly from the ITS Acquisition, cost savings or other expected benefits of the ITS Acquisition. The pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place at the beginning of the period presented and should not be taken as representative of our future consolidated results of operations. We have not concluded our integration work. Accordingly, this pro forma information does not include all costs related to the integration nor the benefits we expect to realize from operating synergies, such as consolidating procurement activities.

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands, except per share data)

Revenue	$433,976	$418,362
Net income	$20,558	$45,905
Net income attributable to Parker Drilling	$20,255	$45,946
Earnings per share - basic	$0.17	$0.39
Earnings per share - diluted	$0.17	$0.39

Basic number of shares	119,177,431	117,129,364
Diluted number of shares	121,498,223	118,623,037

3.	Earnings per share (EPS)

	Three Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$8,281,000	119,483,780	$0.07
Effect of dilutive securities:
Restricted stock	—	2,376,231	—
Diluted EPS	$8,281,000	121,860,011	$0.07

	Six Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$8,873,000	119,177,431	$0.07
Effect of dilutive securities:
Restricted stock	—	2,320,792	—
Diluted EPS	$8,873,000	121,498,223	$0.07

	Three Months Ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$20,083,000	117,410,212	$0.17
Effect of dilutive securities:
Stock options and restricted stock	—	1,116,667	—
Diluted EPS	$20,083,000	118,526,879	$0.17

	Six Months Ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$46,475,000	117,129,364	$0.40
Effect of dilutive securities:
Stock options and restricted stock	—	1,493,673	(0.01)
Diluted EPS	$46,475,000	118,623,037	$0.39

4.	Reportable Segments
We report our business activities in five business segments: (1) Rental Tools, (2) U.S. Barge Drilling, (3) U.S. Drilling, (4) International Drilling, and (5)Technical Services. As of December 31, 2012, we had a sixth business segment, Construction Contract, for which there was no activity during the three and six months ended June 30, 2013 or the comparable period in 2012. We eliminate inter-segment revenues and expenses. As of and for the three months ended June 30, 2013, the results of operations for ITS, acquired on April 22, 2013, are included in our Rental Tools segment.

The following table represents the results of operations by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Operations by Reportable Industry Segment	2013	2012	2013	2012
	(Dollars in Thousands)		(Dollars in Thousands)
Revenues:
Rental Tools	$82,022	$65,002	$139,105	$131,286
U.S. Barge Drilling	38,301	33,292	68,165	61,127
U.S. Drilling	17,910	—	29,545	—
International Drilling(1)	83,182	76,923	147,832	155,673
Technical Services	4,586	3,708	8,509	7,408
Total revenues	226,001	178,925	393,156	355,494
Operating gross margin:
Rental Tools(2)	25,149	31,251	46,656	64,853
U.S. Barge Drilling(2)	16,660	11,014	25,417	18,171
U.S. Drilling(2)	(666)	(1,623)	(4,719)	(3,170)
International Drilling(2)	8,925	6,056	2,983	20,615
Technical Services(2)	104	(258)	432	(11)
Total operating gross margin	50,172	46,440	70,769	100,458
General and administrative expense	(22,378)	(7,420)	(35,261)	(12,917)
Gain on disposition of assets, net	517	1,368	1,665	1,860
Total operating income	28,311	40,388	37,173	89,401
Interest expense	(10,741)	(8,925)	(20,747)	(16,962)
Changes in fair value of derivative positions	17	38	54	(11)
Interest income	2,203	53	2,251	79
Loss on extinguishment of debt	—	(1,649)	—	(1,649)
Other	(183)	20	(56)	36
Income before income taxes	$19,607	$29,925	$18,675	$70,894

Operations by Reportable Industry Segment
	June 30, 2013	December 31, 2012
Identifiable assets:
Rental Tools	$368,371	$194,600
U.S. Barge Drilling	111,711	99,409
U.S. Drilling	340,773	374,794
International Drilling	487,005	414,546
Total identifiable assets	1,307,860	1,083,349
Corporate assets (3)	128,677	172,384
Total assets	$1,436,537	$1,255,733

(1)
In the second quarter of 2013, our largest customer, Exxon Neftegas Limited (ENL), constituted 13.9% of our total consolidated revenues and approximately 37.7% of our International Drilling segment. In the second quarter of 2012, no single customer contributed 10% or more of our year-to-date consolidated revenues.

(2)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

(3)	This category includes corporate assets as well as minimal assets for our Technical Services segment primarily related to office furniture and fixtures.

5.	Assets Held for Sale
Assets held for sale of $8.7 million as of June 30, 2013 was comprised of the net book value of two land rigs and related inventory located in Kazakhstan, one barge rig and related inventory located in Mexico, and a building located in Tulsa, OK. Management expects to sell the barge rig located in Mexico within one year. The barge rig was in the Latin America rig fleet and has historically been included in the international drilling segment. We believe the carrying amount of the assets will be recoverable through sale of the assets.
As of June 30, 2013, for three rigs which had previously been recorded as assets held for sale as of December 31, 2010, management concluded the current facts and circumstances underlying the sale indicate it is no longer probable that a sale will be consummated within a reasonable time period. As a result, we reclassified assets previously recorded in the category as assets held for sale to assets held and used. The assets were reclassified at their carrying amount before the assets were classified as held for sale, adjusted for depreciation expense that would have been recognized had the assets been continuously classified as held and used. We believe the updated carrying value approximates the market value for these assets. The amount of additional depreciation recorded during the quarter ended June 30, 2013 to place the assets in held and used categorization was $0.7 million.

6.	Accounting for Uncertainty in Income Taxes
We apply the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At June 30, 2013, we had a liability for unrecognized tax benefits of $10.1 million (which includes $3.3 million of benefits which would favorably impact our effective tax rate upon recognition) primarily related to foreign operations. As of June 30, 2012, we had a liability for unrecognized tax benefits of $14.8 million ($6.9 million of which, if recognized, would favorably impact our effective tax rate) primarily related to foreign operations. In addition, we recognize interest and penalties that could be applied to uncertain tax positions in periodic income tax expense. As of June 30, 2013 and December 31, 2012, we had approximately $7.6 million and $7.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.

7.	Income Tax Benefit/Expense
Income tax expense was $11.2 million for the second quarter of 2013 as compared to $9.8 million for the second quarter of 2012. The increase in current period tax expense is primarily due to a shift in the mix of our foreign and domestic operation's pre-tax earnings from $29.9 million in the 2012 second quarter and $19.6 million in the 2013 second quarter. In addition, our tax expense was $1.9 million higher during the second quarter due to non-deductible acquisition-related transaction costs and recorded expenses of $0.6 million related to prior period returns filed during the quarter.
During the quarter-ended June 30, 2013, we received income tax refunds from the IRS of $21.3 million. In addition to the refund payments, the Company received interest of $2.2 million, which was recorded in the consolidated condensed statement of operations as interest income.

8.	Long-Term Debt
The following table illustrates the Company’s debt portfolio as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(Dollars in Thousands)
9.125% Senior Notes, due April 2018	$429,147	$429,205
Goldman Term Loan, due April 2018	125,000	—
Term Note, due December 2017	45,000	50,000
Total debt	599,147	479,205
Less current portion	10,000	10,000
Total long-term debt	$589,147	$469,205

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
The 9.125% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 9.125% Notes are jointly and severally guaranteed by substantially all of our direct and indirect domestic subsidiaries other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States. Interest on the 9.125% Notes is payable on April 1 and October 1 of each year. Debt issuance costs related to the 9.125% Notes of approximately $11.6 million ($8.4 million, net of amortization as of June 30, 2013) are being amortized over the term of the notes using the effective interest rate method.
At any time prior to April 1, 2013, we could have redeemed up to 35 percent of the aggregate principal amount of the 9.125% Notes at a redemption price of 109.125 percent of the principal amount, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings by us. On and after April 1, 2014, we may redeem all or a part of the 9.125% Notes upon appropriate notice, at a redemption price of 104.563 percent of the principal amount, and at redemption prices decreasing each year thereafter to par beginning April 1, 2016. If we experience certain changes in control, we must offer to repurchase the 9.125% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
Goldman Term Loan
In connection with the ITS Acquisition described in Note 2 on April 18, 2013, we entered into a $125 million Term Loan, fully funded by Goldman Sachs Bank USA as Sole Lead Arranger and Administrative Agent (the Goldman Term Loan). The Goldman Term Loan bears interest on the outstanding principal amount at a rate per annum equal to (a) for the period from April 18, 2013 to June 30, 2013 (or May 9, 2013, in the event certain marketing materials have not been provided by May 9, 2013) (the Initial Step-Up Date), 6.5%, (b) for the period from the Initial Step-Up Date to April 15, 2014, 7.5%, and (c) from April 15, 2014 to maturity, 8.5%. Quarterly interest payments are due on the last business day of each March, June, September, and December. In addition, a Duration Fee of 1.00% is payable on June 30, 2013 for the aggregate principal amount of the the Goldman Term Loan outstanding on such date. The Goldman Term Loan is senior unsecured debt of the Company and has a maturity of April 18, 2018.
Subsequent to the end of the second quarter, we entered into the first amendment to the Goldman Term Loan on July 19, 2013. The amendment revised the effective date for both the Initial Step-Up Date and the Duration Fee to August 15, 2013. The Goldman Term Loan of $125 million was repaid on July 30, 2013 with net proceeds from the issuance of $225.0 million aggregate principal amount of 7.50% Senior Notes due August 1, 2020 (see Note 14 - Subsequent Events).
Amended and Restated Credit Agreement
On December 14, 2012, we entered into an Amended and Restated Credit Agreement (Credit Agreement) consisting of a senior secured $80.0 million revolving facility (Revolver) and a senior secured term loan facility (Term Loan) of $50.0 million. The Credit Agreement provides that, subject to certain conditions, including the approval of the Administrative Agent and the lenders’ acceptance (or additional lenders being joined as new lenders), the amount of the

Term Loan or Revolver can be increased by an additional $50.0 million, so long as after giving effect to such increase, the aggregate commitments are not in excess of $180.0 million.
Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries, each of which have executed guaranty agreements; and are secured by first priority liens on our accounts receivable, specified barge rigs and rental equipment. The Credit Agreement contains customary affirmative and negative covenants with which we were in compliance as of June 30, 2013 and December 31, 2012. The Credit Agreement matures on December 14, 2017.
Revolver
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Under the Credit Agreement, the Applicable Rate varies from a rate per annum ranging from 2.50 percent to 3.00 percent for LIBOR rate loans and 1.50 percent to 2.00 percent for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the Credit Agreement). Revolving loans are available subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and rental equipment of the Company and its subsidiary guarantors. There were no revolving loans outstanding at June 30, 2013 and December 31, 2012. Letters of credit outstanding as of June 30, 2013 and December 31, 2012 totaled $2.1 million and $4.5 million, respectively.
Term Loan
The Term Loan originated at $50.0 million on December 14, 2012 and requires quarterly principal payments of $2.5 million, which began March 31, 2013. Interest on the Term Loan accrues at a Base Rate plus 2.00 percent or LIBOR plus 3.00 percent. The outstanding balance on the Term Loan at June 30, 2013 and December 31, 2012 was $45.0 million and $50.0 million, respectively.

On July 19, 2013, we entered into an amendment to our Credit Agreement which, among other things, permits us or any of our subsidiaries (other than certain immaterial subsidiaries) to incur indebtedness pursuant to additional unsecured senior notes in an aggregate principal amount not to exceed $250.0 million at any one time outstanding; provided that any such notes shall (x) have a scheduled maturity occurring after the maturity date of our senior secured credit facility, (y) contain terms (including covenants and events of default) no more restrictive, taken as a whole, to us and our subsidiaries than those contained in our senior secured credit facility and (z) have no scheduled amortization, no sinking fund requirements and no maintenance financial covenants. In addition, pursuant to the amendment, and subject to the terms and conditions set forth in the Credit Agreement, to the extent we repay the principal amount of Term Loans outstanding under our senior secured credit facility, until April 30, 2014 we may reborrow, in the form of additional term loans, up to $45 million of the principal amount of such outstanding term loans we have repaid, provided that such $45 million reborrowing amount will decrease by $2.5 million at the end of each quarter beginning September 30, 2013 and ending March 31, 2014, such that the reborrowing availability on April 30, 2014 would be $37.5 million. The Term Loan was repaid on July 30, 2013 with net proceeds from the issuance of $225.0 million aggregate principal of 7.50% Senior Notes due August 1, 2020. (See Note 14 - Subsequent Events).

9.	Derivative Financial Instruments
The Company entered into two variable-to-fixed interest rate swap agreements as a strategy to manage the floating rate risk on the Term Loan borrowings under the Credit Agreement. The two agreements fixed the interest rate on a notional amount of $73.0 million of borrowings at 3.878% for the period beginning June 27, 2011 and terminating May 14, 2013. The notional amount of the swap agreements decreased correspondingly with amortization of the Term Loan under the Existing Credit Agreement. We do not apply hedge accounting to the agreements and, accordingly, mark-to-market change in the fair value of the interest rate swaps are recognized in earnings. As of June 30, 2013 the swap agreements had expired and as of December 31, 2012, the fair value of the interest rate swap was a liability of less than $0.1 million and is recorded in accrued liabilities in our consolidated balance sheets. For the quarters ended June 30, 2013 and 2012, we recognized in earnings a nominal gain and a nominal loss, respectively, relating to these contracts.

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
When multiple input levels are required for a valuation, we categorize the entire fair value measurement according to the lowest level of input that is significant to the entire measurement even though we may also have utilized significant inputs that are more readily observable. The amounts reported in our consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. The carrying amount of our interest rate swap agreements represents the estimated fair value, measured using Level 2 inputs. At June 30, 2013 the swap agreements had expired and as of December 31, 2012, the carrying amount of our interest rate swap agreements was a liability of less than $0.1 million, recorded in accrued liabilities on our consolidated balance sheets.

Fair value of our debt instruments is determined using Level 2 inputs. Fair values and related carrying values of our debt instruments were as follows for the periods indicated:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Long-term Debt
9.125% Notes	$425,000	$449,438	$425,000	$453,688
Total	$425,000	$449,438	$425,000	$453,688
The following table summarizes information regarding our financial liabilities that are measured at fair value on a recurring basis as of June 30, 2013, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Liabilities:	Level 1	Level 2	Level 3	Total
Deposits in escrow	$—	$—	$5,000	$5,000
Total Liabilities	$—	$—	$5,000	$5,000
The table above includes contingent consideration deposited in escrow for assets not acquired in the ITS Acquisition. The fair value is contingent upon certain future liabilities that could become due by ITS in certain jurisdictions. Any payments in relation to these liabilities will be deducted from the $5.0 million escrow amount and the net balance of the escrow will be paid to the Seller. The fair value measurement of the contingent consideration is based on inputs that are not observable in the market and therefore represent level 3 inputs.
The table above excludes assets and liabilities measured on a one-time non-recurring basis that were acquired as part of the ITS Acquisition. See Note 2 - Acquisition of ITS, for more information. The assets acquired and liabilities assumed in the ITS Acquisition were recorded at fair value in accordance with U.S. GAAP. Acquisition date fair values represent either Level 2 fair value measurements (current assets and liabilities, property, plant and equipment) or Level 3 fair value measurements (intangible assets).
Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the six months ended June 30, 2013.

11.	Contingencies
Asbestos-Related Claims
We are from time to time a party to various lawsuits in the ordinary course that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At June 30, 2013, there were approximately 15 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the State of Mississippi.
We intend to defend ourselves vigorously and, based on the information available to us at this time, we do not expect the outcome to have a material adverse effect on our financial condition, results of operations or cash flows. However, we are unable to predict the ultimate outcome of these lawsuits. No amounts were accrued at June 30, 2013.
Gulfco Site
In 2003, we received an information request under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) designating Parker Drilling Offshore Corporation, a subsidiary of Parker Drilling, as a potentially responsible party with respect to the Gulfco Marine Maintenance, Inc. Superfund Site in Freeport, Texas (EPA No. TX 055144539). We responded to this request and in January 2008 received an administrative order to participate in an investigation of the site and a study of the remediation needs and alternatives. The EPA alleges that our subsidiary is a successor to a party who owned the Gulfco site during the time when chemical releases took place there. In December 2010, we entered into an agreement with two other potentially responsible parties, pursuant to which we agreed to pay 20 percent of past and future costs to study and remediate the site. The EPA also issued notice letters to several other parties who may also participate in funding the site remediation costs. On March 20, 2013 we received a Notice of Completion from the EPA confirming that all required activity for removal and remediation has been completed, except for ongoing monitoring costs. As of June 30, 2013, the Company had made certain participating payments and had accrued $0.7 million for our portion of certain unreimbursed past costs and the estimated future cost of monitoring.
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

Under the terms of the resolution with the DOJ, the Company entered into a deferred prosecution agreement (DPA), under which the DOJ will defer for three years prosecuting the Company for criminal violations of the anti-bribery provisions of the FCPA relating to the Company's retention and use of an individual agent in Nigeria with respect to certain customs-related issues, in return for: (i) the Company's acceptance of responsibility for, and agreement not to contest or contradict the truthfulness of, the statement of facts and allegations that have been filed in a United States District Court concurrently with the DPA; (ii) the Company's payment of an approximately $11.76 million fine; (iii) the Company's reaffirming its commitment to compliance with the FCPA and other applicable anti-corruption laws in connection with the Company's operations, and continuing cooperation with domestic and foreign authorities in connection with the matters that are the subject of the DPA; (iv) the Company's commitment to continue to address any identified areas for improvement in the Company's internal controls, policies and procedures relating to compliance with the FCPA and other applicable anti-corruption laws if, and to the extent, not already addressed; and (v) the Company's agreement to report to the DOJ in writing annually during the term of the DPA regarding remediation of the matters that are the subject of the DPA, implementation of any enhanced internal controls, and any evidence of improper payments the Company may have discovered during the term of the agreement. If the Company remains in compliance with the terms of the DPA throughout its effective period, the charge against the Company will be dismissed with prejudice.
Under the terms of the resolution with the SEC, the Commission approved a settlement with the Company, pursuant to which the SEC filed a civil complaint in a United States District Court charging the Company with violations of the anti-bribery, books and records and internal control provisions of the FCPA, and the Company consented to the entry of a final judgment of permanent injunction barring future violations of the anti-bribery, books and records and internal controls provisions of the FCPA. The Company also agreed to the payment of disgorgement of approximately $3.05 million and prejudgment interest of approximately $1.04 million, for a total of approximately $4.09 million. The agreement with the SEC does not require the payment of a civil monetary fine, and neither the proposed agreement with the DOJ nor the proposed agreement with the SEC requires the appointment of a monitor to oversee the Company's activities or compliance with applicable laws. The final judgment has been approved by the court.
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

Demand Letter and Derivative Litigation

In April 2010, we received a demand letter from a law firm representing Ernest Maresca. The letter states that Mr. Maresca is one of our stockholders and that he believes that certain of our current and former officers and directors violated their fiduciary duties related to the issues described above under “Customs Agent and Foreign Corrupt Practices Act (FCPA) Settlement.” The letter requests that our Board of Directors take action against the individuals in question. In response to this letter, the Board formed a special committee to investigate the issues raised in the letter and recommend a course of action for the Company.  The special committee engaged its own counsel for the investigation and evaluated potential claims against all individuals identified in the demand letter.  The special committee considered whether pursuing each of the individuals named in the demand letter was in the best interests of the Company based upon a variety of factors, including among others, whether the Company had a potential cause of action against the individual, the defenses the individual might offer to such a claim, the ability of the individual to satisfy any judgment the Company might secure as a result of a claim asserted, and other risks to the Company of pursuing the claims.  After taking various factors into account, on July 29, 2013, the special committee recommended to the Board that the Company not pursue any action against the current and former officers and directors named in the demand letter, and the Board accepted such recommendation.

 ITS Internal Controls
Our due diligence process with respect to the ITS Acquisition identified certain transactions that suggest that ITS' internal controls may have failed to prevent violations of potentially applicable international trade and anti-corruption laws, including those of the United Kingdom. As part of the integration process with respect to ITS, we will continue our review of ITS' activities to further identify potential violations of applicable international trade and anti-corruption laws and will promptly apply our developed systems of internal controls, Code of Conduct, policies and procedures to the acquired businesses to help ensure prevention of potential future violations. As appropriate, we will make any identified violations known to relevant authorities, cooperate with any resulting investigations and take proper remediation measures (including seeking any necessary government authorizations). While it is possible that matters may arise where a contingency may require further accounting considerations, we do not believe that as a result of these matters a loss is probable nor is a loss estimable at this time.

12.	Recent Accounting Pronouncements
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
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that companies present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This accounting guidance is effective for our first quarter in fiscal 2014 and is only expected to impact the presentation of our consolidated financial statements and related notes.

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
We are providing consolidating condensed financial information of Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	June 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,706	$5,043	$49,859	$—	$69,608
Accounts and notes receivable, net	415,294	127,661	368,236	(659,751)	251,440
Rig materials and supplies	—	2,514	36,715	—	39,229
Deferred costs	—	65	10,757	—	10,822
Deferred income taxes	—	11,950	4,461	—	16,411
Other tax assets	1,152	(783)	13,353	—	13,722
Assets held for sale	—	1,771	6,885	—	8,656
Other current assets	—	11,343	8,475	—	19,818
Total current assets	431,152	159,564	498,741	(659,751)	429,706
Property, plant and equipment, net	60	557,331	295,422	—	852,813
Investment in subsidiaries and intercompany advances	818,597	(241,693)	1,705,099	(2,282,003)	—
Other noncurrent assets	53,989	54,771	45,258	—	154,018
Total assets	$1,303,798	$529,973	$2,544,520	$(2,941,754)	$1,436,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$—	$—	$—	$10,000
Accounts payable and accrued liabilities	68,206	90,012	373,142	(362,230)	169,130
Accrued income taxes	(35,299)	41,885	389	—	6,975
Total current liabilities	42,907	131,897	373,531	(362,230)	186,105
Long-term debt	589,147	—	—	—	589,147
Other long-term liabilities	3,933	5,075	13,735	—	22,743
Long-term deferred tax liability		40,892	(9,586)	—	31,306
Intercompany payables	62,584	43,657	356,331	(462,572)	—
Contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock	19,995	18,049	43,003	(61,052)	19,995
Capital in excess of par value	651,535	733,899	1,579,458	(2,313,357)	651,535
Accumulated other comprehensive income	—	—	(564)	—	(564)
Retained earnings (accumulated deficit)	(66,303)	(443,496)	186,602	257,457	(65,740)
Total controlling interest stockholders’ equity	605,227	308,452	1,808,499	(2,116,952)	605,226
Noncontrolling interest	—	—	2,010	—	2,010
Total equity	605,227	308,452	1,810,509	(2,116,952)	607,236
Total liabilities and stockholders’ equity	$1,303,798	$529,973	$2,544,520	$(2,941,754)	$1,436,537

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	December 31, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$42,251	$11,023	$34,612	$—	$87,886
Accounts and notes receivable, net	289,957	98,747	292,644	(512,786)	168,562
Rig materials and supplies	—	2,834	26,026	—	28,860
Deferred costs	—	—	1,089	—	1,089
Deferred income taxes	—	7,615	1,127	—	8,742
Other tax assets	46,249	(31,136)	18,411	—	33,524
Assets held for sale	—	—	6,800	—	6,800
Other current assets	—	8,675	4,146	—	12,821
Total current assets	378,457	97,758	384,855	(512,786)	348,284
Property, plant and equipment, net	60	548,794	240,269	—	789,123
Investment in subsidiaries and intercompany advances	780,878	(233,388)	1,467,429	(2,014,919)	—
Other noncurrent assets	43,569	59,541	15,216	—	118,326
Total assets	$1,202,964	$472,705	$2,107,769	$(2,527,705)	$1,255,733
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$—	$—	$—	$10,000
Accounts payable and accrued liabilities	65,839	93,243	205,864	(227,200)	137,746
Accrued income taxes	—	612	3,508	—	4,120
Total current liabilities	75,839	93,855	209,372	(227,200)	151,866
Long-term debt	469,205	—	—	—	469,205
Other long-term liabilities	3,933	6,129	13,120	—	23,182
Long-term deferred tax liability	—	36,894	(16,047)	—	20,847
Intercompany payables	62,583	43,657	216,320	(322,560)	—
Contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock	19,818	18,049	43,003	(61,052)	19,818
Capital in excess of par value	646,217	733,112	1,455,246	(2,188,358)	646,217
Accumulated other comprehensive income	—	—	—	—	—
Retained earnings (accumulated deficit)	(74,631)	(458,991)	187,526	271,465	(74,631)
Total controlling interest stockholders’ equity	591,404	292,170	1,685,775	(1,977,945)	591,404
Noncontrolling interest	—	—	(771)	—	(771)
Total Equity	591,404	292,170	1,685,004	(1,977,945)	590,633
Total liabilities and stockholders’ equity	$1,202,964	$472,705	$2,107,769	$(2,527,705)	$1,255,733

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended June 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$121,848	$133,057	$(28,904)	$226,001
Operating expenses	—	63,833	108,620	(28,904)	143,549
Depreciation and amortization	—	18,721	13,559	—	32,280
Total operating gross margin	—	39,294	10,878	—	50,172
General and administration expense (1)	(46)	(22,160)	(172)	—	(22,378)
Gain on disposition of assets, net	—	843	(326)	—	517
Total operating income (loss)	(46)	17,977	10,380	—	28,311
Other income and (expense):
Interest expense	(11,719)	(35)	(2,765)	3,778	(10,741)
Changes in fair value of derivative positions	17	—	—	—	17
Interest income	1,437	1,144	3,400	(3,778)	2,203
Other	—	(269)	86	—	(183)
Equity in net earnings of subsidiaries	13,828	—	—	(13,828)	—
Total other income (expense)	3,563	840	721	(13,828)	(8,704)
Income (benefit) before income taxes	3,517	18,817	11,101	(13,828)	19,607
Total income tax expense (benefit)	(4,764)	12,182	3,815	—	11,233
Net income (loss)	8,281	6,635	7,286	(13,828)	8,374
Less: Net income (loss) attributable to noncontrolling interest	—	—	93	—	93
Net income (loss) attributable to controlling interest	$8,281	$6,635	$7,193	$(13,828)	$8,281

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$104,767	$98,036	$(23,878)	$178,925
Operating expenses	—	47,632	80,772	(23,878)	104,526
Depreciation and amortization	—	15,665	12,294	—	27,959
Total operating gross margin	—	41,470	4,970	—	46,440
General and administration expense (1)	(44)	(7,078)	(298)	—	(7,420)
Gain on disposition of assets, net	—	197	1,171	—	1,368
Total operating income (loss)	(44)	34,589	5,843	—	40,388
Other income and (expense):
Interest expense	(9,817)	(35)	(2,023)	2,950	(8,925)
Changes in fair value of derivative positions	38	—	—	—	38
Interest income	8,504	4,537	34,070	(47,058)	53
Loss on extinguishment of debt	(1,649)	—	—	—	(1,649)
Other	—	23	(3)	—	20
Equity in net earnings of subsidiaries	19,057	—	—	(19,057)	—
Total other income (expense)	16,133	4,525	32,044	(63,165)	(10,463)
Income (loss) before income taxes	16,089	39,114	37,887	(63,165)	29,925
Income tax expense (benefit)	(3,994)	13,668	143	—	9,817
Net income (loss)	20,083	25,446	37,744	(63,165)	20,108
Less: Net income (loss) attributable to noncontrolling interest	—	—	25	—	25
Net income (loss) attributable to controlling interest	$20,083	$25,446	$37,719	$(63,165)	$20,083

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$226,210	$219,357	$(52,411)	$393,156
Operating expenses	—	122,411	190,595	(52,411)	260,595
Depreciation and amortization	—	37,380	24,412	—	61,792
Total operating gross margin	—	66,419	4,350	—	70,769
General and administration expense (1)	(91)	(34,914)	(256)	—	(35,261)
Gain on disposition of assets, net	—	1,952	(287)	—	1,665
Total operating income (loss)	(91)	33,457	3,807	—	37,173
Other income and (expense):
Interest expense	(22,699)	(59)	(6,182)	8,193	(20,747)
Changes in fair value of derivative positions	54	—	—	—	54
Interest income	3,006	1,334	6,104	(8,193)	2,251
Other	—	(167)	111	—	(56)
Equity in net earnings of subsidiaries	14,007	—	—	(14,007)	—
Total other income (expense)	(5,632)	1,108	33	(14,007)	(18,498)
Income (loss) before income taxes	(5,723)	34,565	3,840	(14,007)	18,675
Total Income tax expense (benefit)	(14,596)	17,771	6,554	—	9,729
Net income (loss)	8,873	16,794	(2,714)	(14,007)	8,946
Less: Net income (loss) attributable to noncontrolling interest	—	—	73	—	73
Net income (loss) attributable to controlling interest	$8,873	$16,794	$(2,787)	$(14,007)	$8,873

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$203,924	$201,061	$(49,491)	$355,494
Operating expenses	—	90,999	157,950	(49,491)	199,458
Depreciation and amortization	—	31,261	24,317	—	55,578
Total operating gross margin	—	81,664	18,794	—	100,458
General and administration expense (1)	(90)	(12,450)	(377)	—	(12,917)
Gain on disposition of assets, net	—	615	1,245	—	1,860
Total operating income (loss)	(90)	69,829	19,662	—	89,401
Other income and (expense):
Interest expense	(18,818)	(71)	(3,972)	5,899	(16,962)
Changes in fair value of derivative positions	(11)	—	—	—	(11)
Interest income	8,600	4,715	36,771	(50,007)	79
Loss on extinguishment of debt	(1,649)	—	—	—	(1,649)
Other	—	36	—	—	36
Equity in net earnings of subsidiaries	50,957	—	—	(50,957)	—
Total other income (expense)	39,079	4,680	32,799	(95,065)	(18,507)
Income (loss) before income taxes	38,989	74,509	52,461	(95,065)	70,894
Income tax expense (benefit)	(7,486)	27,698	4,248	—	24,460
Net income (loss)	46,475	46,811	48,213	(95,065)	46,434
Less: Net income (loss) attributable to noncontrolling interest	—	—	(41)	—	(41)
Net income (loss) attributable to controlling interest	$46,475	$46,811	$48,254	$(95,065)	$46,475

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income (loss):
Net income	$8,281	$6,635	$7,193	$(13,828)	$8,281
Other comprehensive loss, net of tax:
Foreign exchange translation losses and other	—	—	(564)	—	(564)
Total other comprehensive loss, net of tax:	—	—	(564)	—	(564)
Comprehensive income	8,281	6,635	6,629	(13,828)	7,717
Comprehensive (income)/loss attributable to noncontrolling interest	—	—	(30)	—	(30)
Comprehensive income attributable to controlling interest	$8,281	$6,635	$6,599	$(13,828)	$7,687

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income (loss):
Net income	$8,873	$16,794	$(2,787)	$(14,007)	$8,873
Other comprehensive loss, net of tax:
Foreign exchange translation losses and other	—	—	(564)	—	(564)
Total other comprehensive loss, net of tax:	—	—	(564)	—	(564)
Comprehensive income	8,873	16,794	(3,351)	(14,007)	8,309
Comprehensive (income)/loss attributable to noncontrolling interest	—	—	(30)	—	(30)
Comprehensive income attributable to controlling interest	$8,873	$16,794	$(3,381)	$(14,007)	$8,279

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$8,873	$16,794	$(2,714)	$(14,007)	$8,946
Adjustments to reconcile net income (loss):
Depreciation and amortization	—	37,380	24,412	—	61,792
Gain on disposition of assets	—	(1,952)	287	—	(1,665)
Deferred income tax expense	(4,560)	6,261	99	—	1,800
Expenses not requiring cash	5,218	1,563	1,208	—	7,989
Equity in net earnings of subsidiaries	(14,007)	—	—	14,007	—
Change in accounts receivable	(125,337)	(22,895)	115,947	—	(32,285)
Change in accrued income taxes	(35,297)	41,272	(3,796)	—	2,179
Change in other assets	45,072	(42,264)	3,903	—	6,711
Change in liabilities	1,780	(14,043)	2,720	—	(9,543)
Net cash provided by (used in) operating activities	(118,258)	22,116	142,066	—	45,924

Cash flows from investing activities:
Capital expenditures	—	(38,430)	(25,107)	—	(63,537)
Proceeds from the sale of assets	—	2,834	67	—	2,901
Acquisition of ITS, net of cash acquired	—	(292)	(117,699)	—	(117,991)
Net cash (used in) investing activities	—	(35,888)	(142,739)	—	(178,627)

Cash flows from financing activities:
Proceeds from debt issuance	125,000	—	—	—	125,000
Paydown on term note	(5,000)	—	—	—	(5,000)
Payment of debt issuance costs	(5,386)	—	—	—	(5,386)
Excess tax benefit from stock-based compensation	(189)	—	—	—	(189)
Intercompany advances, net	(23,712)	7,792	15,920	—	—
Net cash provided by (used in) financing activities	90,713	7,792	15,920	—	114,425

Net change in cash and cash equivalents	(27,545)	(5,980)	15,247	—	(18,278)
Cash and cash equivalents at beginning of year	42,251	11,023	34,612	—	87,886
Cash and cash equivalents at end of year	$14,706	$5,043	$49,859	$—	$69,608

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$46,475	$46,811	$48,213	$(95,065)	$46,434
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	—	31,261	24,317	—	55,578
Loss on extinguishment of debt	1,649	—	—	—	1,649
Gain on disposition of assets	—	(615)	(1,245)	—	(1,860)
Deferred income tax expense	7,025	3,832	(425)	—	10,432
Expenses not requiring cash	10,737	716	336	—	11,789
Equity in net earnings of subsidiaries	(50,957)	—	—	50,957	—
Change in accounts receivable	(208)	(11,248)	20,617	—	9,161
Change in other assets	(29,586)	22,490	(42)	—	(7,138)
Change in accrued income taxes	(766)	1,042	647	—	923
Change in liabilities	2,402	(25,239)	(8,600)	—	(31,437)
Net cash provided by (used in) operating activities	(13,229)	69,050	83,818	(44,108)	95,531

Cash flows from investing activities:
Capital expenditures	—	(103,855)	(5,676)	—	(109,531)
Proceeds from the sale of assets	—	906	1,434	—	2,340
Intercompany dividend payment	(8,387)	(4,357)	(31,364)	44,108	—
Net cash (used in) investing activities	(8,387)	(107,306)	(35,606)	44,108	(107,191)

Cash flows from financing activities:
Proceeds from debt issuance	130,000	—	—	—	130,000
Paydown on senior notes	(122,852)	—	—	—	(122,852)
Paydown on term note	(12,000)	—	—	—	(12,000)
Payment of debt issuance costs	(3,537)	—	—	—	(3,537)
Payment of debt extinguishment costs	(402)	—	—	—	(402)
Excess tax benefit from stock-based compensation	49	—	—	—	49
Intercompany advances, net	2,919	44,310	(47,229)	—	—
Net cash provided by (used in) financing activities	(5,823)	44,310	(47,229)	—	(8,742)

Net change in cash and cash equivalents	(27,439)	6,054	983	—	(20,402)
Cash and cash equivalents at beginning of year	55,670	4,212	37,987	—	97,869
Cash and cash equivalents at end of year	$28,231	$10,266	$38,970	$—	$77,467

14.	Subsequent Events
7.50% Senior Notes, due August 2020
On July 30, 2013, we issued $225.0 million aggregate principal amount of 7.50% Senior Notes (7.50% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 7.50% Notes offering were primarily used to repay the $125.0 million aggregate principal amount of the Goldman Term Loan, to repay $45.0 million of Term Loan borrowings under our Credit Agreement and for general corporate purposes.
The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under our senior secured credit facility. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes are estimated to be $6.5 million and will be amortized over the term of the notes using the effective interest rate method.
At any time prior to August 1, 2016, we may redeem up to 35 percent of the aggregate principal amount of the 7.50% Notes at a redemption price of 107.50 percent of the principal amount, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings by us. On and after August 1, 2016, we may redeem all or a part of the 7.50% Notes upon appropriate notice, at a redemption price of 103.750 percent of the principal amount, and at redemption prices decreasing each year thereafter to par beginning August 1, 2018. If we experience certain changes in control, we must offer to repurchase the 7.50% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements contained in this Form 10-Q, other than statements of historical facts, are forward-looking statements for purposes of these provisions, including any statements regarding:

•	stability of prices and demand for oil and natural gas;

•	levels of oil and natural gas exploration and production activities;

•	demand for contract drilling and drilling-related services and demand for rental tools;

•	our future operating results and profitability;

•	our future rig utilization, dayrates and rental tools activity;

•	entering into new, or extending existing, drilling contracts and our expectations concerning when our rigs will commence operations under such contracts;

•	growth through acquisitions of companies or assets, including the ITS Acquisition;

•	organic growth of our operations;

•	construction or upgrades of rigs and expectations regarding when these rigs will commence operations;

•	capital expenditures for acquisition of rigs, construction of new rigs or major upgrades to existing rigs;

•	entering into joint venture agreements;

•	our future liquidity;

•	availability and sources of funds to refinance our debt and expectations of when debt will be reduced;

•	the outcome of pending or future legal proceedings, investigations, tax assessments and other claims;

•	the availability of insurance coverage for pending or future claims;

•	the enforceability of contractual indemnification in relation to pending or future claims; and

•	compliance with covenants under our debt agreements.
In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although our management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as those factors set forth in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2012 and our other public filings with the Securities and Exchange Commission, and any other cautionary language included in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:

•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business including potential country failures and downgrades;

•	our inability to access the credit or bond markets;

•	U.S. credit market volatility resulting from the U.S. national debt and potential further downgrades of the U.S. credit rating;

•	the U.S. economy and the demand for natural gas;

•	low U.S. natural gas prices that could adversely affect U.S. drilling and our barge rig and rental tools businesses;

•	worldwide demand for oil;

•	fluctuations in the market prices of oil and natural gas, including the inability or unwillingness of our customers to fund drilling programs in low price cycles;

•	imposition of unanticipated trade restrictions;

•	unanticipated operating hazards and uninsured risks;

•	political instability, terrorism or war;

•	governmental regulations, including changes in accounting rules or tax laws that may impact our ability to remit funds to the U.S., that adversely affect the cost of doing business;

•	changes in the tax laws that would allow double taxation on foreign sourced income;

•	the outcome of investigations into possible violations of law;

•	adverse environmental events;

•	adverse weather conditions;

•	global health concerns;

•	changes in the concentration of customer and supplier relationships;

•	ability of our customers and suppliers to obtain financing for their operations;

•	ability of our customers to fund drilling plans with low commodity prices;

•	unexpected cost increases for new construction and upgrade and refurbishment projects;

•	delays in obtaining components for capital projects and in ongoing operational maintenance and equipment certifications;

•	shortages of skilled labor;

•	unanticipated cancellation of contracts by customers or operators;

•	breakdown of equipment;

•	other operational problems including delays in start-up or commissioning of rigs;

•	changes in competition;

•	the effect of litigation and contingencies; and

•	other similar factors, some of which are discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and in our other reports and filings with the SEC.
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

OVERVIEW AND OUTLOOK
Overview
Parker Drilling's financial results for the 2013 second quarter include the impacts of the April 22, 2013 ITS Acquisition. The acquisition adds international presence to our rental tools business and provides opportunities for profitable growth. In executing the acquisition, we incurred due diligence and integration expenses, some of which impacted our 2013 second quarter results.
Our financial results for the 2013 second quarter, compared with the 2012 second quarter, reflect the impact of market opportunities and challenges and management actions to improve operating performance and profitability. Continued softness in the U.S. land drilling market led to a decline in demand and further price discounting for our U.S. rental tools business. Rental Tools expanded its participation in the growing Gulf of Mexico drilling market, aided by recent purchases of products unique to this market. The U.S. Gulf of Mexico inland barge market remained robust. Our U.S. barge drilling business matched last year's full utilization and achieved an increase in average dayrates. The 2013 second quarter average utilization of our international rig fleet rose to levels similar to what we had achieved in the 2012 second quarter, though average revenue per day weakened. Furthermore, we expanded the scope of our international O&M contracts which led to increased revenues and earnings. Our U.S. Drilling business reported the first full quarter of operations for our two AADU rigs in Alaska and our O&M contract in California.
Outlook
Our markets are highly cyclical, driven by, among other things, our customers' response to trends in oil and natural gas prices, the level of energy exploration and resource development spending (E&P spending) in the U.S. and international markets in which we operate, and technological advancements in energy exploration and production. While industry surveys continue to project worldwide E&P spending to rise, with the greatest increases in offshore exploration and development and in the Middle East land drilling market, there is some uncertainty within the industry as to the direction and pace of U.S. land drilling activity for the rest of this year.
Based on current activity and recent market trends, we expect our rental tools business to benefit from rising demand in international markets and growing activity in the Gulf of Mexico drilling market, while soft demand in the U.S. land market will impact competitive conditions affecting our U.S. rental tools business. We expect the current pace of activity in the U.S. GOM barge drilling market to moderate temporarily, influenced by operators' typical caution during the GOM storm season.
Our two AADU rigs located on the North Slope of Alaska and one O&M contract for offshore platform operations located in California are projected to generate reliable cash flow during the terms of their multi-year contracts.
Growth in worldwide E&P spending should provide conditions favorable to our efforts to put more of our rigs to work in growing regions with opportunities to gain operating scale. We are currently mobilizing some rigs for work that will begin in the second half of this year. Based on recent tender activity, further rig deployment opportunities could arise later this year. Our objective is to produce improved operating results from higher utilization and increased operating scale in select regions although the repositioning of rigs may lead to uneven operating results in the near-term.
Our Technical Services segment continues to be engaged in engineering and development projects that apply our drilling knowledge, expertise and experience to customers' needs for innovative solutions to their drilling challenges. We expect some of those projects to progress into more expansive engagements, though the timing remains uncertain.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012
Revenues of $226.0 million for the three months ended June 30, 2013 increased $47.1 million over the comparable 2012 period. Operating gross margin increased to $50.2 million, or 8.0% for the three months ended June 30, 2013 as compared with $46.4 million for the three months ended June 30, 2012. We recorded net income attributable to controlling interest of $8.3 million for the three months ended June 30, 2013, as compared with $20.1 million for the three months ended June 30, 2012.
The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended June 30,
	2013		2012
	(Dollars in Thousands)
Revenues:
Rental Tools	$82,022	36%	$65,002	36%
U.S. Barge Drilling	38,301	17%	33,292	19%
U.S. Drilling	17,910	8%	—	—%
International Drilling	83,182	37%	76,923	43%
Technical Services	4,586	2%	3,708	2%
Total revenues	226,001	100%	178,925	100%
Operating gross margin:
Rental Tools gross margin excluding depreciation and amortization	38,347	47%	42,450	65%
U.S Barge Drilling gross margin excluding depreciation and amortization	20,011	52%	14,500	44%
U.S. Drilling gross margin excluding depreciation and amortization	3,640	20%	(533)	n/a
International Drilling gross margin excluding depreciation and amortization	20,327	24%	18,240	24%
Technical Services gross margin excluding depreciation and amortization	127	3%	(258)	(7)%
Total operating gross margin excluding depreciation and amortization	82,452	36%	74,399	42%
Depreciation and amortization	(32,280)		(27,959)
Total operating gross margin	50,172		46,440
General and administrative expense	(22,378)		(7,420)
Gain on disposition of assets, net	517		1,368
Total operating income	$28,311		$40,388

Segment operating gross margins excluding depreciation and amortization, are computed as revenues less direct operating expenses, excluding depreciation and amortization expense, where applicable; segment operating gross margin percentages are computed as operating gross margin as a percent of revenues. The operating gross margin amounts and operating gross margin percentages should not be used as a substitute for those amounts reported under U.S. GAAP. However, we monitor our business segments based on several criteria, including operating gross margin. Management believes that this information is useful to our investors because it more accurately reflects the cash flow from operations generated by each segment. Such operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

	Rental Tools	U.S. Barge Drilling	U.S. Drilling	International Drilling	Technical Services
Three Months Ended June 30, 2013	(Dollars in Thousands)
Operating gross margin (1)	$25,149	$16,660	$(666)	$8,925	$104
Depreciation and amortization	13,198	3,351	4,306	11,402	23
Operating gross margin excluding depreciation and amortization	$38,347	$20,011	$3,640	$20,327	$127
Three Months Ended June 30, 2012
Operating gross margin (1)	$31,251	$11,014	$(1,623)	$6,056	$(258)
Depreciation and amortization	11,199	3,486	1,090	12,184	—
Operating gross margin excluding depreciation and amortization	$42,450	$14,500	$(533)	$18,240	$(258)

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
Rental Tools
Rental Tools segment revenues increased $17.0 million, or 26.2%, to $82.0 million for the second quarter of 2013 compared with $65.0 million for the second quarter of 2012. The increase was primarily due to the contribution by ITS of $24.2 million of revenues for the period from April 22, 2013 (the acquisition date) through June 30, 2013. The addition of revenues from ITS was partially offset by a decrease in revenues from our U.S. rental tools business resulting from an overall decline in utilization and higher average discounts due to reduced U.S. land activity and increased competition in certain key locations. This was partially offset by the impact of increased rentals to offshore Gulf of Mexico customers and higher repair revenues and sales of tools.
Rental Tools segment operating gross margin, excluding depreciation and amortization, decreased by $4.1 million, or 9.7%, to $38.3 million in the 2013 second quarter compared with the $42.5 million for the second quarter of 2012. Gross margin, excluding depreciation and amortization, for ITS was $5.2 million. Gross margin, excluding depreciation and amortization, for our U.S. rental tools business was $33.1 million for the 2013 second quarter compared with $42.5 million for the 2012 second quarter. The decline in margins was primarily due to an increase in discounts resulting from a softer U.S. land market and lower margins on repairs, sales of tools and pipe, and inspections and parts.
U.S. Barge Drilling
U.S. Barge Drilling segment revenues increased $5.0 million, or 15.0%, to $38.3 million for the second quarter of 2013 compared with $33.3 million for the second quarter of 2012. The increase in revenues was due to a higher average dayrate for the U.S. barge rig fleet. Dayrates increased as a result of shorter duration contracts, as well as our ability to deliver high levels of performance and contractual arrangements that allow us to renegotiate dayrates during multi-well contracts.
The U.S. Barge Drilling segment's operating gross margin, excluding depreciation and amortization, increased $5.5 million, or 38.0%, to $20.0 million for the second quarter of 2013 compared with $14.5 million for the second quarter of 2012. The increase in operating gross margin was mostly driven by the increase in average dayrates for the U.S. barge rig fleet as described above.
U.S. Drilling
U.S. Drilling segment reported revenues of $17.9 million for the second quarter of 2013 compared with zero for the second quarter of 2012. The increase in revenue relates to both of our AADU rigs being fully operational by the end of the first quarter of 2013. The first of the two AADU rigs commenced drilling operations and began generating revenue in early December 2012 and the second AADU rig commenced drilling operations and began generating revenue in February 2013. Both rigs were under construction during the 2012 second quarter and thus, not generating income. Additionally, in February 2013 we began supporting ExxonMobil's Santa Ynez Unit offshore platform operations located in the Channel Islands region of California.
U.S. Drilling segment operating gross margin, excluding depreciation and amortization, increased $4.2 million to $3.6 million for the 2013 second quarter compared with a loss of $0.5 million for the 2012 second quarter, primarily due to the contributions from the AADU rigs and the California O&M contract described above and both AADU rigs being fully operational by the end of the first quarter of 2013.

International Drilling
International Drilling segment revenues increased $6.3 million, or 8.1%, to $83.2 million for the second quarter of 2013 compared with $76.9 million for the second quarter of 2012. The higher revenues are primarily due to an increase in revenues from O&M contracts partially offset by a decrease in drilling revenue generated by the operation of rigs that we own.
O&M revenues increased $7.2 million, or 29.2%, to $31.7 million for the second quarter of 2013 compared with $24.5 million for the second quarter of 2012, primarily due to the commencement of a third O&M operation related to our Sakhalin contract and higher reimbursable revenues associated with our service contracts in Sakhalin. Of these revenues, approximately $10.9 million and $6.1 million were attributable to reimbursable costs for the three month periods ended June 30, 2013 and 2012, respectively, which added to revenues, but had marginal impact on operating margins.
Revenues related to Parker-owned rigs decreased $0.9 million, or 1.7%, to $51.5 million for the second quarter of 2013 compared with $52.4 million for the second quarter of 2012. This was primarily due to lower revenue per day, partially offset by revenue realized on the execution of a contract in the 2013 second quarter that allowed us to bill our customer for maintaining our Caspian sea barge rig on standby during prior periods and contribution of revenues from two previously idle rigs in the Eastern Hemisphere.
International Drilling operating gross margin, excluding depreciation and amortization, increased $2.1 million, or 11.4%, to $20.3 million during the second quarter of 2013 compared with $18.2 million for the second quarter of 2012. The increase in operating gross margin was primarily due to increased revenues generated from our O&M operations Colombia and the realization of revenue for our arctic class barge rig, as described above, partially offset by increased operating costs in Latin America.
Technical Services
Technical Services segment revenues increased $0.9 million, or 23.7%, to $4.6 million for the second quarter of 2013 compared with $3.7 million for the second quarter of 2012. The increase is primarily due to increased activity under the vendor services phase of the Berkut project which started during the 2012 third quarter. Additionally, there were revenues from two new projects that commenced during the second half of 2012 and the 2013 first quarter, respectively. Partially offsetting the revenue increase was the completion of a pre-FEED project at the end of the second quarter of 2012.
Operating gross margin, excluding depreciation and amortization, was $0.1 million for the second quarter of 2013 compared with a loss of $0.3 million for the second quarter of 2012. The increase is primarily the result of increased revenues on the new projects discussed above. Partially offsetting the increase in operating gross margin are expenses relating to the transition of the Berkut platform project into its final documentation stage. The Technical Services segment incurs minimal depreciation and amortization primarily related to office furniture and fixtures.

Other Financial Data
Gains on asset dispositions for the second quarter of 2013 and 2012 were $0.5 million and $1.4 million, respectively, and were primarily the result of asset sales during each period. We periodically sell equipment deemed to be excess or not currently required for operations.
Interest expense increased $1.8 million for the second quarter of 2013 compared with the second quarter of 2012. This was due to a $2.6 million increase in debt related interest expense due to higher interest on the additional $125.0 million of 9.125% Notes sold in the second quarter of 2012, which have a higher interest rate than our 2.125% Notes that were repaid during the second and third quarters of 2012, and interest expense related to the $125 million Term Loan entered into in connection with the ITS Acquisition. Additionally, we experienced a $2.5 million decrease in interest capitalized on major projects resulting from the completion of the two new rigs in Alaska which increased overall interest expense. The increase in interest expense is partially offset by the reduction in amortization of debt discount related to the 2.125% Notes. Interest income during the 2013 second quarter was $2.2 million primarily related to interest earned on an IRS refund received during the quarter.
General and administration expense increased $15.0 million for the second quarter of 2013 compared with the second quarter of 2012. The increase is primarily the result of approximately $11.4 million of costs related the ITS Acquisition in April 2013 (see Note 2 - Acquisition of ITS), $1.4 million of incentive compensation and $1.0 million of costs related to training and implementation of our enterprise resource planning system.
Income tax expense was $11.2 million for the second quarter of 2013 as compared to $9.8 million for the second quarter of 2012. The increase in current period tax expense is primarily due to a shift in the mix of foreign and domestic operations pre-tax earnings from $29.9 million in the 2012 second quarter and $19.6 million in the 2013 second quarter. In addition, our tax expense was $1.9 million higher during the second quarter due to non-deductible acquisition-related transaction costs and recorded expenses of $0.6 million related to prior period returns filed during the quarter.
Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012
Revenues increased $37.7 million, or 10.6%, to $393.2 million for the six months ended June 30, 2013, compared with revenues of $355.5 million for the comparable 2012 period. Operating gross margin decreased $29.7 million, or 29.6%, to $70.8 million for the six months ended June 30, 2013, compared with operating gross margin of $100.5 million for the comparable 2012 period. We recorded net income attributable to controlling interest of $8.9 million for the six months ended June 30, 2013, as compared with $46.5 million for the six months ended June 30, 2012.
The following is an analysis of our operating results for the comparable periods:

	Six Months Ended June 30,
	2013		2012
	(Dollars in Thousands)
Revenues:
Rental Tools	$139,105	35%	$131,286	37%
U.S. Barge Drilling	68,165	17%	61,127	17%
U.S. Drilling	29,545	8%	—	—%
International Drilling	147,832	38%	155,673	44%
Technical Services	8,509	2%	7,408	2%
Total revenues	393,156	100%	355,494	100%
Operating gross margin:
Rental Tools gross margin excluding depreciation and amortization	70,555	51%	87,104	66%
U.S Barge Drilling gross margin excluding depreciation and amortization	32,433	48%	25,195	41%
U.S. Drilling gross margin excluding depreciation and amortization	3,967	13%	(999)	n/a
International Drilling gross margin excluding depreciation and amortization	25,123	17%	44,747	29%
Technical Services gross margin excluding depreciation and amortization	483	6%	(11)	—%
Total operating gross margin excluding depreciation and amortization	132,561	34%	156,036	44%
Depreciation and amortization	(61,792)		(55,578)
Total operating gross margin	70,769		100,458
General and administrative expense	(35,261)		(12,917)
Gain on disposition of assets, net	1,665		1,860
Total operating income	$37,173		$89,401
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

	Rental Tools	U.S. Barge Drilling	U.S. Drilling	International Drilling	Technical Services
Six Months Ended June 30, 2013	(Dollars in Thousands)
Operating gross margin (1)	$46,656	$25,417	$(4,719)	$2,983	$432
Depreciation and amortization	23,899	7,016	8,686	22,140	51
Operating gross margin excluding depreciation and amortization	$70,555	$32,433	$3,967	$25,123	$483
Six Months Ended June 30, 2012
Operating gross margin (1)	$64,853	$18,171	$(3,170)	$20,615	$(11)
Depreciation and amortization	22,251	7,024	2,171	24,132	—
Operating gross margin excluding depreciation and amortization	$87,104	$25,195	$(999)	$44,747	$(11)

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
Rental Tools
Rental Tools segment revenues increased $7.8 million, or 6.0%, to $139.1 million during the six months ended June 30, 2013 compared with $131.3 million for the six months ended June 30, 2012. The increase was primarily due to the contribution by the ITS Acquisition that contributed $24.2 million of revenues as well as an increase in repair revenues and tools sales and revenues from equipment repairs passed along to our customers in our U.S. rental tools business. These increases in revenue were partially offset by a decrease in rental revenues from our U.S. rental tools business resulting from an overall decline in utilization and higher average discounts due to reduced U.S. land activity and increased competition in certain key locations.
Rental Tools segment operating gross margin, excluding depreciation and amortization, decreased $16.5 million, or 19.0%, to $70.6 million during the six months ended June 30, 2013, compared with $87.1 million for the six months ended June 30, 2012. Gross margin, excluding depreciation and amortization, for ITS was $5.2 million. Gross margin, excluding depreciation and amortization, for our U.S. rental tools business was $65.4 million for the six months ended June 30, 2013 compared with $87.1 million for the six months ended June 30, 2012. The decline in margins was primarily due to the increase in discounts as previously described and lower margins on repairs, sales of tools and pipe, and inspections and parts.

U.S. Barge Drilling
U.S. Barge Drilling segment revenues increased $7.0 million, or 11.5%, to $68.2 million for the six months ended June 30, 2013, compared with $61.1 million for the six months ended June 30, 2012. The increase in revenues was primarily due to higher average dayrates for the U.S. barge rig fleet.
U.S. Barge Drilling segment operating gross margin, excluding depreciation and amortization, increased $7.2 million, or 28.7%, to $32.4 million for the six months ended June 30, 2013, compared with $25.2 million for the six months ended June 30, 2012, primarily driven by the increase in average dayrates for the U.S barge rig fleet as described above.
U.S. Drilling
U.S. Drilling segment revenues were $29.5 million for the six months ended June 30, 2013, compared with zero for the 2012 comparable period. The increase in revenue relates to both of our AADU rigs being fully operational by the end of the first quarter of 2013. The first of the two AADU rigs commenced drilling operations and began generating revenue in early December 2012 and the second AADU rig commenced drilling operations and began generating revenue in February 2013. Both rigs were under construction during the first six months of 2012 and thus, not generating income. Additionally, in February 2013 we began supporting ExxonMobil's Santa Ynez Unit offshore platform operations located in the Channel Islands region of California.
U.S. Drilling segment operating gross margin, excluding depreciation and amortization, increased $5.0 million to $4.0 million for the six months ended June 30, 2013, compared with a loss of $1.0 million for the six months ended June 30, 2012, primarily due to both AADU rigs being fully operational by the end of the first quarter of 2013 and the California O&M contract described above.
International Drilling
International Drilling segment revenues decreased $7.8 million, or 5.0%, to $147.8 million for the six months ended June 30, 2013 compared with $155.7 million for the six months ended June 30, 2012. The lower revenues are primarily due to decreased revenues generated by the operation of rigs that we own, partially offset by increased revenues from O&M contracts.
O&M revenues increased $18.6 million, or 40.0%, to $64.9 million for the six months ended June 30, 2013, compared with $46.4 million for the six months ended June 30, 2012. The increase in revenues from our O&M contracts was primarily due to higher reimbursable revenues associated with our service contracts in Sakhalin. Of the total O&M revenues, approximately $23.4 million and $10.5 million were attributable to reimbursable costs for the six months ended June 30, 2013 and 2012, respectively, which added to revenues but had marginal impact on margins.
Revenues related to Parker-owned rigs decreased $26.4 million, or 24.2%, to $82.9 million for the six months ended June 30, 2013 compared with $109.3 million for the six months ended June 30, 2012, primarily due to a decrease in utilization in the Eastern Hemisphere region and a decline in revenue per day and demobilization revenue in our Latin America region. The decrease was partially offset by the contribution of drilling contract revenues from a previously idle rig that has been added to our Sakhalin Island operations and another previously idle rig added to our Kazakhstan operations.
International Drilling operating gross margin, excluding depreciation and amortization, decreased $19.6 million, or 43.9%, to $25.1 million during the six months ended June 30, 2013, compared with $44.7 million for the six months ended June 30, 2012. The decrease in operating gross margin for the six months ended June 30, 2013 was primarily due to a decline in margins for Parker-owned rigs resulting primarily from a decline in utilization in our Eastern Hemisphere region and a decline in O&M margins due to lower rates associated with our service contracts in Sakhalin Island as we transitioned from higher value operating contracts to cost-plus contracts beginning in the third quarter of 2012.

Technical Services
Technical Services segment revenues increased $1.1 million, or 14.9%, to $8.5 million for the six months ended June 30, 2013, compared with $7.4 million for the six months ended June 30, 2012. The increase in revenues was primarily due to increased activity under the vendor services phase of the Berkut project which started during the third quarter of 2012. Additionally, there were two new projects that commenced during the second half of 2012 and the 2013 first quarter, respectively. The revenue increase was partially offset by the completion of a pre-FEED project at the end of the second quarter of 2012.
Operating gross margin for this segment was $0.5 million for the six months ended June 30, 2013, compared with a nominal amount for the six months ended June 30, 2012. The increase is primarily the result of increased revenues on the new projects discussed above, partially offset by expenses related to the transition of the Berkut project into its final documentation phase. The Technical Services segment incurs minimal depreciation and amortization primarily related to office furniture and fixtures.

Other Financial Data
Gain on asset dispositions for the six months ended June 30, 2013 and 2012 was $1.7 million and $1.9 million, respectively, and was primarily the result of asset sales during each period. We periodically sell equipment deemed to be excess or not currently required for operations.
Interest expense increased $3.8 million for the six months ended June 30, 2013 compared with the six months ended June 30, 2012. This increase was due to a $4.6 million increase in debt-related interest expense due to higher interest on the additional $125 million of 9.125% Notes sold in the second quarter of 2012, which have a higher interest rate than our 2.125% Notes that were repaid during the second and third quarters of 2012 and we incurred interest expense related to the $125 million term loan entered into in connection with the ITS Acquisition. Additionally, we experienced a $4.4 million decrease in interest capitalized on major projects resulting from the completion of the two new rigs in Alaska which increased overall interest expense. The increase in interest expense is partially offset by a decrease in amortization of debt discount on the 2.125% Notes. Interest income during the six months ended June 30, 2013 was $2.2 million primarily related to interest earned on an IRS refund received during the quarter.
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
General and administration expense increased $22.3 million for the six months ended June 30, 2013 compared with the six months ended June 30, 2012 due primarily to $14.4 million of costs related to the ITS Acquisition in April 2013 (see Note 2, Acquisition of ITS). Additionally, we experienced an increase of $3.1 million related to higher incentive compensation costs during the six months ended June 30, 2013 and increased costs of approximately $2.2 million related to training and implementation of our new enterprise resource planning system.
Income tax expense was $9.7 million for the six months ended June 30, 2013, as compared to $24.5 million for the six months ended June 30, 2012. The decrease in 2013 period tax expense is driven primarily by the decrease in pre-tax income from $70.9 million for the six months ended June 30, 2012 to $18.7 million for the six months ended June 30, 2013.
LIQUIDITY AND CAPITAL RESOURCES
We periodically evaluate our liability requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operational cash needs. To meet our short and long term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. However, we have recently, as well as in the past sought, and may in the future seek, to raise additional capital. We expect that for the foreseeable future, cash generated from operations, after financing the ITS Acquisition, will be sufficient to provide us the ability to fund our operations, provide the working capital necessary to support our strategy, and fund planned capital expenditures.
In connection with the ITS Acquisition, on April 18, 2013, the Company entered into a $125 million Term Loan, fully funded by Goldman Sachs Bank USA as Sole Lead Arranger and Administrative Agent (the Goldman Term Loan). The Goldman Term Loan bears interest on the outstanding principal amount at a rate per annum equal to (a) for the period from April 18, 2013 to June 30, 2013 (or May 9, 2013, in the event certain marketing materials have not been provided by May 9, 2013) (the Initial Step-Up Date), 6.5%, (b) for the period from the Initial Step-Up Date to April 15,

2014, 7.5%, and (c) from April 15, 2014 and all times thereafter, 8.5%. Quarterly interest payments are due on the last business day of each March, June, September, and December. In addition, a Duration Fee of 1.00% is payable on June 30, 2013 for the aggregate principal amount of the the Goldman Term Loan outstanding on such date. The Goldman Term Loan is senior unsecured debt of the Company and has a maturity of April 18, 2018. Subsequent to the end of the second quarter, we entered into the first amendment to the Goldman Term Loan on July 19, 2013. The amendment revised the effective date for both the Initial Step-Up Date and the Duration Fee to August 15, 2013.
On July 30, 2013, we issued $225.0 million aggregate principal amount of 7.50% Senior Notes (7.50% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 7.50% Notes offering were used to repay the $125.0 million aggregate principal amount of our Goldman Term Loan, to repay $45.0 million of Term Loan borrowings under our Credit Agreement and for general corporate purposes (see Note 14 - Subsequent Events).
Cash Flows
As of June 30, 2013, we had cash and cash equivalents of $69.6 million, a decrease of $18.3 million from December 31, 2012. The primary uses of cash for the six month period ended June 30, 2013 were $118.0 million, net of cash acquired for the ITS Acquisition and $63.5 million for capital expenditures. The primary source of cash for the six month period ended June 30, 2013 was $125.0 million of proceeds from issuance of the Goldman Term Loan and $45.9 million from operating activities.
As of June 30, 2012, we had cash and cash equivalents of $77.5 million, a decrease of $20.4 million from December 31, 2011. The primary uses of cash for the six month period ended June 30, 2012 as reflected on the consolidated condensed statements of cash flows were $122.9 million for the repurchase of 2.125% Notes, $109.5 million for capital expenditures, a $12.0 million payment on our Term Loan, and $3.5 million of debt issuance costs attributable to the issuance of an additional $125.0 million of 9.125% Notes in April 2012. Major capital expenditures for the first six months of 2012 included $48.5 million on the construction of two new rigs for work in Alaska and $41.6 million for tubular and other rental tools for our Rental Tools segment. The primary source of cash for the second quarter of 2012 was $130 million from the issuance of $125 million additional 9.125% Notes at 104.0% of par and $95.5 million from operating activities.
Financing Activity
On March 22, 2010, we issued $300.0 million aggregate principal amount of 9.125% Notes, and on April 25, 2012, we issued an additional $125.0 million aggregate principal amount of 9.125% Notes. Interest is payable on the 9.125% Notes on April 1 and October 1 of each year until maturity. The 9.125% Notes mature on April 1, 2018.
On December 14, 2012, we entered into an Amended and Restated Credit Agreement (Credit Agreement) consisting of a senior secured $80.0 million revolving credit facility (Revolver) and a senior secured term loan facility (Term Loan) of $50.0 million. The Credit Agreement amended and restated our existing credit agreement dated May 15, 2008. The $50.0 million Term Loan borrowed under the facility amortizes at $2.5 million per quarter which began on March 31, 2013, thus $10.0 million is classified as a current obligation on our consolidated balance sheet at June 30, 2013. Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries, each of which have executed guaranty agreements; and are secured by first priority liens on our accounts receivable, specified barge rigs and rental equipment. The Credit Agreement contains customary affirmative and negative covenants with which we were in compliance as of June 30, 2013 and December 31, 2012. As of June 30, 2013, there was $45.0 million outstanding on the Term Loan and $2.1 million in letters of credit outstanding. There were no amounts outstanding under the Revolver. The Credit Agreement matures on December 14, 2017.
Additionally, on July 19, 2013, we entered into an amendment to our Credit Agreement which, among other things, permits us or any of our subsidiaries (other than certain immaterial subsidiaries) to incur indebtedness pursuant to additional unsecured senior notes in an aggregate principal amount not to exceed $250.0 million at any one time outstanding; provided that any such notes shall (x) have a scheduled maturity occurring after the maturity date of our senior secured credit facility, (y) contain terms (including covenants and events of default) no more restrictive, taken as a whole, to us and our subsidiaries than those contained in our senior secured credit facility and (z) have no scheduled amortization, no sinking fund requirements and no maintenance financial covenants. In addition, pursuant to the amendment, and subject to the terms and conditions set forth in the Credit Agreement, to the extent we repay the principal amount of term loans outstanding under our senior secured credit facility, until April 30, 2014 we may reborrow, in the form of additional term loans, up to $45 million of the principal amount of such outstanding term loans we have repaid, provided that such $45 million reborrowing amount will decrease by $2.5 million at the end of each quarter beginning September 30, 2013 and ending March 31, 2014, such that the reborrowing availability on April 30, 2014 would be $37.5 million. The Term Loan was repaid on July 30, 2013 with net proceeds from the issuance of $225.0 million aggregate principal of 7.50% Senior Notes due September 1, 2020. (See Note 14 - Subsequent Events).
We had total long-term debt, including the current portion, of $595.0 million as of June 30, 2013 which consisted of:

$425.0 million aggregate principal amount of 9.125% Notes, plus an associated $4.1 million in unamortized debt premium;

$125.0 million Term Loan for the purchase of ITS; and

$ 45.0 million under our Term Loan, $10.0 million of which is classified as current.

As of June 30, 2013, we had approximately $147.5 million of liquidity, which consisted of $69.6 million of cash and cash equivalents on hand and $77.9 million of availability under our Revolver.
Contractual Obligations
The following table summarizes our future contractual cash obligations as of June 30, 2013:

	Total	Less than 1 Year	Years 1 - 3	Years 3 - 5	More than 5 Years
	(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$595,000	$10,000	$20,000	$565,000	$—
Long-term debt — interest (1)	247,287	49,753	100,513	97,021	—
Operating leases and capital leases (2)	55,976	16,376	16,190	10,665	12,745
Purchase commitments (3)	14,815	14,815	—	—	—
Total contractual obligations	$913,078	$90,944	$136,703	$672,686	$12,745
Commercial commitments:
Standby letters of credit (4)	2,055	2,055	—	—	—
Total commercial commitments	$2,055	$2,055	$—	$—	$—

(1)
Long-term debt includes the principal and interest cash obligations of the 9.125% Notes, the Goldman Term Loan and the Term Loan. The remaining unamortized premium of $4.1 million on the 9.125% Notes is not included in the contractual cash obligations schedule.

(2)	Operating leases consist of agreements in excess of one year for office space, equipment, vehicles and personal property.

(3)	Purchase commitments outstanding as of June 30, 2013 are primarily related to rig upgrade projects.

(4)
We have an $80.0 million revolving credit facility. As of June 30, 2013, we had no borrowings under the Revolver and $2.1 million of availability has been used to support letters of credit that have been issued, resulting in $77.9 million of availability.

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
Evaluation of Disclosure Controls and Procedures - In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the Exchange Act Rules 13a-15 and 15d-15, were effective, as of June 30, 2013, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting - The SEC's rules permit the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, we completed the ITS Acquisition, on April 22, 2013. ITS represents approximately 11% of our total assets as of June 30, 2013 and approximately 6% and 8% of revenues and net income (loss), respectively, for the six month period then ended. The ITS Acquisition had a material impact on internal control over financial reporting. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of June 30, 2013 excluded an assessment of the internal control over financial reporting of ITS. We are now in the process of integrating ITS' operations including internal controls and processes. We are in the process of extending to ITS our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act. Other than changes resulting from the ITS Acquisition discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)
April 1-30, 2013	24,481	4.12
May 1-31, 2013	327	4.81
June 1-30, 2013	867	4.47
Total	25,675	4.14

(1) Average share price paid per share is calculated as the weighted average price derived from the closing price on the date of vesting.

ITEM 5.	OTHER INFORMATION

On August 1, 2013 we reported net income of $10.0 million, or $0.08 per diluted share,  on revenue of $226.0 million for the quarter ended June 30, 2013. On August 6, 2013 we corrected this report to reflect net income of $8.3 million, or $0.07 per diluted share,  on revenue of $226.0 million for the quarter ended June 30, 2013. This correction reflects additional expense of $2.5 million ($1.7 million, net of tax) for the three and six months periods ended June 30, 2013, related to the ITS Acquisition.

ITEM 6.    EXHIBITS
(a) Exhibits: The following exhibits are filed or furnished as a part of this report:

Exhibit Number		DESCRIPTION

10.1	—
Sale and Purchase Agreement, dated April 22, 2013, among ITS Tubular Services (Holdings) Limited, as Seller, Ian David Green, John Bruce Cartwright and Graham Douglas Frost, as joint administrators of the Seller, ITS Holdings, Inc. and PD International Holdings C.V., Parker Drilling Offshore Corporation and Parker Drilling Company (Incorporated by reference to Exhibit 10.1 to Parker Drilling Company's Current Report on Form 8-K filed on April 23, 2013).

10.2	—	First Supplemental Indenture, dated June 21, 2013, among Parker Drilling Company, as Guarantor and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.3	—
Term Loan Agreement, dated April 18, 2013, among Parker Drilling Company, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent, Syndication Agent, Sole Lead Arranger and Sole Lead Bookrunner and the several banks and other financial institutions or entities from time to time parties thereto (Incorporated by reference to Exhibit 10.2 to Parker Drilling Company's Current Report on Form 8-K filed on April 23, 2013).

10.4	—
First Amendment to Term Loan Agreement dated July 19, 2013, among Parker Drilling Company, the lenders party thereto, Goldman Sachs Bank USA and certain other parties thereto (Incorporated by reference to Exhibit 10.1 to Parker Drilling Company's Current Report on Form 8-K filed on July 22, 2013).

10.5	—
First Amendment to Amended and Restated Credit Agreement, dated as of July 19, 2013, among Parker Drilling Company, as Borrower, certain Subsidiaries of the Borrower, as Guarantors, the Lenders party thereto, and Bank of America N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to Parker Drilling Company's Current Report on Form 8-K filed on July 22, 2013).

10.6	—
Employment Agreement dated May 3, 2013 between Parker Drilling Company and Christopher Weber (Incorporated by reference to Exhibit 10.1 to Parker Drilling Company's Current Report on Form 8-K filed on May 14, 2013).

10.7	—
Form of Restricted Stock Unit Incentive Agreement between Parker Drilling Company and Christopher Weber (Incorporated by reference to Exhibit 10.2 to Parker Drilling Company's Current Report on Form 8-K filed on May 14, 2013).

31.1	—	Gary G. Rich, President, Chief Executive Officer, and Director, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d- 14(a) Certification.

32.1	—	Gary G. Rich, President, Chief Executive Officer, and Director, Section 1350 Certification.

32.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Section 1350 Certification.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER DRILLING COMPANY

Date:	August 6, 2013	By:	/s/ Gary G. Rich
Gary G. Rich President, Chief Executive Officer, and Director

		By:	/s/ Christopher T. Weber
Christopher T. Weber Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		DESCRIPTION

10.1	—
Sale and Purchase Agreement, dated April 22, 2013, among ITS Tubular Services (Holdings) Limited, as Seller, Ian David Green, John Bruce Cartwright and Graham Douglas Frost, as joint administrators of the Seller, ITS Holdings, Inc. and PD International Holdings C.V., Parker Drilling Offshore Corporation and Parker Drilling Company (Incorporated by reference to Exhibit 10.1 to Parker Drilling Company's Current Report on Form 8-K filed on April 23, 2013).

10.2	—	First Supplemental Indenture, dated June 21, 2013, among Parker Drilling Company, as Guarantor and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.3	—
Term Loan Agreement, dated April 18, 2013, among Parker Drilling Company, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent, Syndication Agent, Sole Lead Arranger and Sole Lead Bookrunner and the several banks and other financial institutions or entities from time to time parties thereto (Incorporated by reference to Exhibit 10.2 to Parker Drilling Company's Current Report on Form 8-K filed on April 23, 2013).

10.4	—
First Amendment to Term Loan Agreement dated July 19, 2013, among Parker Drilling Company, the lenders party thereto, Goldman Sachs Bank USA and certain other parties thereto (Incorporated by reference to Exhibit 10.1 to Parker Drilling Company's Current Report on Form 8-K filed on July 22, 2013).

10.5	—
First Amendment to Amended and Restated Credit Agreement, dated as of July 19, 2013, among Parker Drilling Company, as Borrower, certain Subsidiaries of the Borrower, as Guarantors, the Lenders party thereto, and Bank of America N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to Parker Drilling Company's Current Report on Form 8-K filed on July 22, 2013).

10.6	—
Employment Agreement dated May 3, 2013 between Parker Drilling Company and Christopher Weber (Incorporated by reference to Exhibit 10.1 to Parker Drilling Company's Current Report on Form 8-K filed on May 14, 2013).

10.7	—
Form of Restricted Stock Unit Incentive Agreement between Parker Drilling Company and Christopher Weber (Incorporated by reference to Exhibit 10.2 to Parker Drilling Company's Current Report on Form 8-K filed on May 14, 2013).

31.1	—	Gary G. Rich, President, Chief Executive Officer, and Director, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d-14(a) Certification.

32.1	—	Gary G. Rich, President, Chief Executive Officer, and Director, Section 1350 Certification.

32.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Section 1350 Certification.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.