Form 10-Q/A
period 2013-06-30
PARKER DRILLING CO /DE/
filed 2013-08-13
CIK 76321

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

EXPLANATORY NOTE

This Amendment No. 1 (the Amendment) to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (the Form 10-Q), originally filed by Parker Drilling Company on August 7, 2013, is being filed solely for the purpose of including corrected Exhibits 31.1 and 31.2, each of which inadvertently refers to the quarterly report on Form 10-Q for the quarterly period ended March 31, 2013 instead of the quarterly report on Form 10-Q for the quarterly period ended June 30, 2013. Except as described above, no other changes have been made to the Form 10-Q. This Amendment does not amend, update or change the financial statements or disclosures in the Form 10-Q and does not reflect events occurring after the filing of the Form 10-Q.

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

PART II

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

10.2‡	—	First Supplemental Indenture, dated June 21, 2013, among Parker Drilling Company, as Guarantor and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.3	—
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

31.1*	—	Gary G. Rich, President, Chief Executive Officer, and Director, Rule 13a-14(a)/15d-14(a) Certification.

31.2*	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d- 14(a) Certification.

32.1*	—	Gary G. Rich, President, Chief Executive Officer, and Director, Section 1350 Certification.

32.2*	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Section 1350 Certification.

101.INS‡	—	XBRL Instance Document.

101.SCH‡	—	XBRL Taxonomy Schema Document.

101.CAL‡	—	XBRL Calculation Linkbase Document

101.LAB‡	—	XBRL Label Linkbase Document

101.PRE‡	—	XBRL Presentation Linkbase Document.

101.DEF‡	—	XBRL Definition Linkbase Document.

* Filed herewith.
‡ Previously included as part of Parker Drilling Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013 filed with the Securities and Exchange Commission on August 7, 2013, which this Amendment No. 1 amends.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER DRILLING COMPANY

Date:	August 13, 2013	By:	/s/ Gary G. Rich
Gary G. Rich President, Chief Executive Officer, and Director

		By:	/s/ Christopher T. Weber
Christopher T. Weber Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		DESCRIPTION

10.1	—
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

10.2‡	—	First Supplemental Indenture, dated June 21, 2013, among Parker Drilling Company, as Guarantor and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.3	—
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

31.1*	—	Gary G. Rich, President, Chief Executive Officer, and Director, Rule 13a-14(a)/15d-14(a) Certification.

31.2*	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d-14(a) Certification.

32.1*	—	Gary G. Rich, President, Chief Executive Officer, and Director, Section 1350 Certification.

32.2*	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Section 1350 Certification.

101.INS‡	—	XBRL Instance Document.

101.SCH‡	—	XBRL Taxonomy Schema Document.

101.CAL‡	—	XBRL Calculation Linkbase Document

101.LAB‡	—	XBRL Label Linkbase Document

101.PRE‡	—	XBRL Presentation Linkbase Document.

101.DEF‡	—	XBRL Definition Linkbase Document.

* Filed herewith.
‡ Previously included as part of Parker Drilling Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013 filed with the Securities and Exchange Commission on August 7, 2013, which this Amendment No. 1 amends.