Form 10-Q
period 2013-09-30
PARKER DRILLING CO /DE/
filed 2013-11-07
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2013 there were 120,191,933 common shares outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$162,457	$87,886
Accounts and notes receivable, net of allowance for bad debts of $11,156 and $8,117 at September 30, 2013 and December 31, 2012	249,623	168,562
Rig materials and supplies	40,202	28,860
Deferred costs	13,583	1,089
Deferred income taxes	13,473	8,742
Other tax assets	18,433	33,524
Assets held for sale	7,485	6,800
Other current assets	20,906	12,821
Total current assets	526,162	348,284
Property, plant and equipment less accumulated depreciation and amortization of $1,087,279 and $1,029,712 at September 30, 2013 and December 31, 2012	858,672	789,123
Deferred income taxes	107,763	95,295
Other noncurrent assets	42,783	23,031
Total assets	$1,535,380	$1,255,733
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$10,000
Accounts payable and accrued liabilities	191,229	137,746
Accrued income taxes	7,261	4,120
Total current liabilities	198,490	151,866
Long-term debt	653,968	469,205
Other long-term liabilities	24,048	23,182
Long-term deferred tax liability	39,084	20,847
Contingencies (Note 12)	—	—
Stockholders’ equity:
Common stock	20,050	19,818
Capital in excess of par value	654,750	646,217
Accumulated other comprehensive income	957	—
Accumulated deficit	(57,788)	(74,631)
Total controlling interest stockholders’ equity	617,969	591,404
Noncontrolling interest	1,821	(771)
Total equity	619,790	590,633
Total liabilities and stockholders’ equity	$1,535,380	$1,255,733
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share and Weighted Average Shares Outstanding)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$237,762	$165,301	$630,918	$520,795
Expenses:
Operating expenses	153,741	101,484	414,336	300,942
Depreciation and amortization	35,882	29,779	97,674	85,357
	189,623	131,263	512,010	386,299
Total operating gross margin	48,139	34,038	118,908	134,496
General and administration expense	(14,188)	(8,905)	(49,449)	(21,822)
Gain on disposition of assets, net	1,094	606	2,759	2,466
Total operating income	35,045	25,739	72,218	115,140
Other income and (expense):
Interest expense	(13,127)	(8,171)	(33,874)	(25,133)
Interest income	130	30	2,392	109
Loss on extinguishment of debt	(5,218)	(117)	(5,218)	(1,766)
Change in fair value of derivative positions	—	19	54	8
Other	400	26	333	62
Total other expense	(17,815)	(8,213)	(36,313)	(26,720)
Income before income taxes	17,230	17,526	35,905	88,420
Income tax expense	9,112	6,695	18,841	31,155
Net income	8,118	10,831	17,064	57,265
Less: Net income (loss) attributable to noncontrolling interest	148	(105)	221	(146)
Net income attributable to controlling interest	$7,970	$10,936	$16,843	$57,411
Basic earnings per share	$0.07	$0.09	$0.14	$0.49
Diluted earnings per share	$0.07	$0.09	$0.14	$0.48

Number of common shares used in computing earnings per share:
Basic	119,990,196	118,109,214	119,443,260	117,458,365
Diluted	121,674,591	119,201,019	121,693,781	118,810,195

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Comprehensive income:
Net income	$8,118	$10,831	$17,064	$57,265
Other comprehensive gain, net of tax:
Currency translation difference on related borrowings	(577)	—	(1,542)	—
Currency translation difference on foreign currency net investments	2,098	—	2,499	—
Total other comprehensive gain, net of tax:	1,521	—	957	—
Comprehensive income	9,639	10,831	18,021	57,265
Comprehensive (income) attributable to noncontrolling interest	(53)	—	(83)	—
Comprehensive income attributable to controlling interest	$9,586	$10,831	$17,938	$57,265

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$17,064	$57,265
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	97,674	85,357
Loss on extinguishment of debt	5,218	1,766
Gain on disposition of assets	(2,759)	(2,466)
Deferred income tax expense	12,872	8,403
Expenses not requiring cash	9,928	15,724
Changes in current assets and liabilities, net of effects of acquisition
Change in accounts receivable	(28,605)	24,648
Change in other assets	(1,346)	564
Change in accrued income taxes	2,877	(3,049)
Change in liabilities	12,412	(10,185)
Net cash provided by operating activities	125,335	178,027

Cash flows from investing activities:
Capital expenditures	(102,856)	(147,658)
Proceeds from the sale of assets	5,533	3,496
Acquisition of ITS, net of cash acquired	(117,991)	—
Net cash used in investing activities	(215,314)	(144,162)

Cash flows from financing activities:
Proceeds from issuance of debt	350,000	130,000
Repayments of long term debt	(125,000)	(125,000)
Repayments of term loan	(50,000)	(18,000)
Payments of debt issuance costs	(10,981)	(3,516)
Payments of debt extinguishment costs	—	(519)
Excess tax benefit from stock based compensation	531	(572)
Net cash provided by (used in) financing activities	164,550	(17,607)

Net increase in cash and cash equivalents	74,571	16,258
Cash and cash equivalents, beginning of year	87,886	97,869
Cash and cash equivalents, end of period	$162,457	$114,127

Supplemental cash flow information:
Interest paid	$22,845	$17,492
Income taxes paid	$11,238	$36,498

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	General
In the opinion of the management of Parker Drilling Company (Parker Drilling, or the Company), the accompanying unaudited consolidated condensed financial statements reflect all adjustments normally recurring which we believe are necessary for a fair presentation of: (1) Parker Drilling’s financial position as of September 30, 2013 and December 31, 2012, (2) Parker Drilling’s results of operations for the three and nine month periods ended September 30, 2013 and 2012, (3) Parker Drilling’s consolidated condensed statement of comprehensive income for the three and nine month periods ended September 30, 2013 and 2012, and (4) Parker Drilling's cash flows for the nine month periods ended September 30, 2013 and 2012. Results for the nine month period ended September 30, 2013 are not necessarily indicative of the results that will be realized for the year ending December 31, 2013. The financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.
Nature of Operations — Parker Drilling, together with its subsidiaries (the Company or Parker), is a rental tools and drilling services provider. We have operated in over 50 foreign countries and the United States since beginning operations in 1934, making us among the most geographically experienced rental tools providers and drilling contractors in the world. During 2012, we operated in 12 countries, and in 2013, we acquired an international rental tools business with operations in 10 additional countries. We have extensive experience and expertise drilling geologically difficult wells and managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas. We believe we are industry leaders in quality, health, safety and environmental practices. We own and operate our own drilling rigs as well as perform drilling-related services for operators who own drilling rigs and who choose to utilize our drilling experience and technical expertise on a contracted basis, typically referred to as Operations & Maintenance (O&M) work. We also provide other project management services (e.g., labor, maintenance, and logistics).
Our rental tools business specializes in providing high-quality, reliable equipment and services for oil and natural gas drilling, workover and production applications. This includes drill pipe, heavy-weight drill pipe, tubing, high-torque connections, blow-out preventers (BOPs), drill collars, casing running systems, fishing services and more. On April 22, 2013, we acquired International Tubular Services Limited and certain of its affiliates (collectively, ITS) and other related assets (the ITS Acquisition - see also Note 2). ITS’s principal activities include the rental of drilling equipment and pressure control systems, provision of casing running systems and fishing services, together with machine shop support. ITS serves an extensive customer base of exploration and production (E&P) companies, drilling contractors and service companies from 21 operating facilities primarily located in the Middle East, Latin America, U.K. and Europe, and the Asia-Pacific regions.
Within our U.S. drilling business we operate barge rigs that drill for natural gas, oil, and a combination of oil and natural gas in the shallow waters in and along the inland waterways of Louisiana, Alabama, and Texas. Additionally in our U.S. drilling business, we have two Arctic-class rigs operating on the North Slope of Alaska and one O&M contract for offshore platform operations located in California. Our international drilling business includes operations related to Parker-owned and operated rigs as well as customer-owned rigs. We strive to deploy our fleet of Parker-owned rigs in markets where we expect to have opportunities to keep the rigs in service consistently. As of September 30, 2013, our marketable rig fleet consisted of 13 barge drilling rigs and 23 land rigs located in the United States, Latin America and the Eastern Hemisphere regions. We have 5 rigs held for sale or currently not marketed as of September 30, 2013. Our Technical Services business is our engineering expertise center, which provides services to our customers as well as to our ongoing drilling business. Services provided include engineering and related project services during the concept development, pre-FEED (Front End Engineering Design), and FEED phases of our customer owned drilling facility projects.
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
Intangible Assets – Upon the ITS Acquisition, we recorded $10.0 million and $0.2 million, respectively, to recognize the fair values of definite and indefinite lived intangible assets (see Note 2 - Acquisition of ITS). Definite lived intangible assets recorded in connection with the ITS Acquisition primarily relate to trade names, customer relationships, and developed technology and will be amortized over a weighted average period of approximately 3 years. With regard to indefinite lived intangible assets, which relate to our development of technology, we will conduct impairment tests annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.
Revenue Recognition — Revenues from rental activities are recognized ratably over the rental term, which is generally less than six months. Contract drilling revenues and expenses, comprised of daywork drilling contracts and engineering and related project service contracts, are recognized as services are performed and collection is reasonably assured. For certain contracts, we receive payments contractually designated for the mobilization of rigs and other drilling equipment. Mobilization payments received, and direct costs incurred for the mobilization, are deferred and recognized over the term of the related drilling contract; however, costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. Reimbursements received for out-of-pocket expenses are recorded as both revenues and direct costs. For contracts that are terminated prior to the specified term, early termination payments received by us are recognized as revenues when all contractual requirements are met.
Reimbursable Costs — Within certain contractual arrangements, we may procure, take title and risk of loss for certain equipment, or make certain expenditures on behalf of our customers. We typically receive fees for these services, which we record as revenues. We recognize reimbursements received for out-of-pocket expenditures as revenues and account for out-of-pocket expenditures as direct operating costs. Such amounts totaled $16.2 million and $12.1 million during the third quarters of 2013 and 2012, respectively and $46.5 million and $29.8 million for the nine months ended September 30, 2013 and 2012, respectively.
Concentrations of Credit Risk — Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables. We generally do not require collateral on our trade receivables.
At September 30, 2013 and December 31, 2012, we had deposits in domestic banks in excess of federally insured limits of approximately $117.1 million and $12.2 million, respectively. The increase is primarily because as of January 1, 2013, all regular checking account deposits are only guaranteed up to $250,000 at each institution while prior to January 1, 2013, all regular checking account deposits were guaranteed, except investments. In addition, as of September 30, 2013 and December 31, 2012, we had uninsured deposits in foreign banks of $51.8 million and $34.5 million, respectively.

Our customer base consists primarily of major, independent, national and international oil and gas companies and integrated service providers. We depend on a limited number of customers. Our largest customer, Exxon Neftegas Limited, constituted 14.3% of our total year-to-date revenues as of September 30, 2013. Each of our segments depends on a limited number of key customers and the loss of any one or more key customers could have a material adverse effect on a segment.

Capitalized Interest — Interest from external borrowings is capitalized on major projects until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets in the same manner as the underlying assets. Capitalized interest reduces net interest expense in the consolidated condensed statements of operations. During the three and nine months ended September 30, 2013, we capitalized interest costs of $0.7 million and $1.7 million, respectively, which were primarily related to a new enterprise resource planning system. During the three and nine months ended September 30, 2012 we capitalized $2.5 million and $7.9 million, respectively, of interest costs primarily related to the two Arctic-class rigs in Alaska.

2.	Acquisition of ITS
On April 22, 2013 we acquired International Tubular Services Limited and certain of its affiliates (collectively, ITS) and other related assets (the ITS Acquisition) for an initial purchase price of $101.0 million paid at the closing of the ITS Acquisition. An additional $24.0 million was deposited into an escrow account, which will either be paid to the seller or to us, as the case may be, in accordance with the Agreement. The ITS Acquisition closed simultaneously with the execution of the agreement on April 22, 2013.
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
(1)    Based on the terms of the Agreement, $5.0 million of the $24.0 million in escrow to be paid to the seller is contingent upon certain future liabilities that could become due by ITS in certain jurisdictions. Any payments in relation to these liabilities will be deducted from the $5.0 million escrow amount and the net balance of the escrow will be paid to the seller. We estimate that the entire $5.0 million in escrow will be paid to the seller, and therefore, the estimated fair value of the consideration in escrow related to these liabilities is $5.0 million. We do not expect to receive any amount back from escrow, and therefore did not record a receivable from the escrow. Any changes to the fair value of the contingent consideration in the future of less than $5.0 million will result in recording a receivable from escrow. The receivable will be recorded at fair value. As of September 30, 2013, the fair value of the receivable is $0.0 million.
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

Acquisition Related Costs

Acquisition-related transaction costs consisted of various advisory, compliance, legal, accounting, valuation and other professional or consulting fees totaling $4.8 million and $19.2 million for the three and nine month periods ended September 30, 2013, respectively, and were expensed as incurred and included in general and administrative expense on our condensed consolidated statement of operations.  Debt issuance costs of $5.4 million associated with our $125 million term loan, fully funded by Goldman Sachs Bank USA as Sole Lead Arranger and Administrative Agent (the Goldman Term Loan) issued on April 18, 2013 were deferred to be amortized to interest expense over the life of the term loan. However, the Goldman Term Loan was repaid on July 30, 2013 with net proceeds from the issuance of $225.0 million aggregate principal amount of 7.5% Senior Notes due August 1, 2020 (see Note 9 - Long-Term Debt, for further discussion), and the unamortized deferred costs of $5.2 million were expensed during the third quarter of 2013.

Supplemental Pro forma Results
ITS’ results of operations have been included in our financial statements for periods subsequent to April 22, 2013, the effective date of the ITS Acquisition. ITS contributed revenues of $58.5 million and net income of approximately $4.4 million to Parker Drilling for the period from the closing of the ITS Acquisition (April 22, 2013) through September 30, 2013.
The following unaudited supplemental pro forma results present consolidated information for the nine months ended September 30, 2013 as if the ITS Acquisition had been completed on January 1, 2012.  The pro forma results have been calculated after applying our accounting policies and include, among others, (i) the amortization associated with the fair value of the acquired intangible assets, (ii) interest expense associated with the Goldman Term Loan and (iii) the impact of certain fair value adjustments such as a decrease in depreciation expense related to the write-down in property, plant and equipment. The pro forma results do not include any potential synergies, non-recurring charges which result directly from the ITS Acquisition, cost savings or other expected benefits of the ITS Acquisition. The pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place at the beginning of the period presented and should not be taken as representative of our future consolidated results of operations. We have not concluded our integration work. Accordingly, this pro forma information does not include all costs related to the integration nor the benefits we expect to realize from operating synergies.

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands, except per share data)

Revenue	$671,738	$614,679
Net income	$33,081	$54,927
Net income attributable to Parker Drilling	$32,629	$55,073
Earnings per share - basic	$0.27	$0.47
Earnings per share - diluted	$0.27	$0.46

Basic number of shares	119,443,260	117,458,365
Diluted number of shares	121,693,781	118,810,195

3. Earnings per share (EPS)

	Three Months Ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$7,970,000	119,990,196	$0.07
Effect of dilutive securities:
Restricted stock	—	1,684,395	—
Diluted EPS	$7,970,000	121,674,591	$0.07

	Nine Months Ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$16,843,000	119,443,260	$0.14
Effect of dilutive securities:
Restricted stock	—	2,250,521	—
Diluted EPS	$16,843,000	121,693,781	$0.14

	Three Months Ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$10,936,000	118,109,214	$0.09
Effect of dilutive securities:
Restricted stock	—	1,091,805	—
Diluted EPS	$10,936,000	119,201,019	$0.09

	Nine Months Ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$57,411,000	117,458,365	$0.49
Effect of dilutive securities:
Restricted stock	—	1,351,830	(0.01)
Diluted EPS	$57,411,000	118,810,195	$0.48

4. Accumulated Other Comprehensive Income

Accumulated other comprehensive loss consisted of the following:

Foreign Currency Items
(in thousands)
December 31, 2012	$—
Current period other comprehensive income	957
September 30, 2013	$957

No amounts were reclassified out of accumulated other comprehensive income for the nine months ended September
30, 2013.

5.	Reportable Segments
We report our business activities in five business segments: (1) Rental Tools, (2) U.S. Barge Drilling, (3) U.S. Drilling, (4) International Drilling, and (5) Technical Services. We eliminate inter-segment revenues and expenses. The results of operations for ITS, acquired on April 22, 2013, are included in our Rental Tools segment.

The following table represents the results of operations by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operations by Reportable Industry Segment	2013	2012	2013	2012
	(Dollars in Thousands)		(Dollars in Thousands)
Revenues:
Rental Tools	$89,614	$59,947	$228,718	$191,233
U.S. Barge Drilling	33,919	33,142	102,085	94,269
U.S. Drilling	18,693	—	48,238	—
International Drilling(1)	88,562	68,503	236,394	224,176
Technical Services	6,974	3,709	15,483	11,117
Total revenues	237,762	165,301	630,918	520,795
Operating gross margin(2):
Rental Tools	25,816	27,032	72,470	91,885
U.S. Barge Drilling	12,236	11,042	37,657	29,215
U.S. Drilling	103	(4,712)	(4,618)	(7,881)
International Drilling	9,831	783	12,815	21,395
Technical Services	153	(107)	584	(118)
Total operating gross margin	48,139	34,038	118,908	134,496
General and administrative expense	(14,188)	(8,905)	(49,449)	(21,822)
Gain on disposition of assets, net	1,094	606	2,759	2,466
Total operating income	35,045	25,739	72,218	115,140
Interest expense	(13,127)	(8,171)	(33,874)	(25,133)
Interest income	130	30	2,392	109
Loss on extinguishment of debt	(5,218)	(117)	(5,218)	(1,766)
Changes in fair value of derivative positions	—	19	54	8
Other	400	26	333	62
Income before income taxes	$17,230	$17,526	$35,905	$88,420

	September 30, 2013	December 31, 2012
Identifiable assets:	(Dollars in Thousands)
Rental Tools	$375,900	$194,600
U.S. Barge Drilling	84,402	99,409
U.S. Drilling	367,020	374,794
International Drilling	466,356	414,546
Total identifiable assets	1,293,678	1,083,349
Corporate assets (3)	241,702	172,384
Total assets	$1,535,380	$1,255,733

(1)
For the nine months ended September 30, 2013, our largest customer, Exxon Neftegas Limited, constituted 14.3% of our total consolidated revenues and approximately 36.9% of our International Drilling segment. For the nine months ended September 30, 2012, our two largest customers, Exxon Neftegas Limited (ENL) and Schlumberger, constituted approximately 10.6% and 10.2%, respectively, of our total consolidated revenues and approximately 32.0% and 24.0%, respectively, of our International Drilling segments.

(2)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

(3)	This category includes corporate assets as well as minimal assets for our Technical Services segment primarily related to office furniture and fixtures.

6.	Assets Held for Sale
Assets held for sale of $7.5 million as of September 30, 2013 is comprised of the net book value of two land rigs and related inventory located in Kazakhstan, one barge rig and related inventory located in Mexico, and a building located in Tulsa, OK. Subsequent to placing the barge rig and inventory located in Mexico into assets held for sale, management determined that the carrying value of the assets would not be recovered through the sale of the assets. Therefore, during the third quarter of 2013 we recorded a non-cash charge of $0.9 million to write-down the value of the assets to estimated scrap value. The barge rig was in the Latin America rig fleet and has historically been included in the international drilling segment. We believe the carrying amount of the assets held for sale as of September 30, 2013 will be recoverable through sale of the assets. On October 8, 2013 we completed the sale of the building located in Tulsa, OK. As a result of the completed sale, during the 2013 third quarter, we reversed a reserve previously recorded against the carrying value of the asset. We will recognize a gain of $0.1 million on the transaction during the 2013 fourth quarter.
During the 2013 second quarter, for three rigs which had previously been recorded as assets held for sale as of December 31, 2010, management concluded the current facts and circumstances underlying the sale indicate it is no longer probable that a sale will be consummated within a reasonable time period. As a result, we reclassified these assets to assets held and used. The assets were reclassified at their carrying amount before the assets were classified as held for sale, adjusted for depreciation expense that would have been recognized had the assets been continuously classified as held and used. We believe the updated carrying value approximates the market value for these assets. The amount of additional depreciation recorded during the quarter ended June 30, 2013 to place the assets in held and used category was $0.7 million.

7.	Accounting for Uncertainty in Income Taxes
We apply the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At September 30, 2013, we had a liability for unrecognized tax benefits of $10.5 million (which includes $3.8 million of benefits which would favorably impact our effective tax rate upon recognition) primarily related to foreign operations. As of September 30, 2012, we had a liability for unrecognized tax benefits of $12.0 million ($5.2 million of which, if recognized, would favorably impact our effective tax rate). In addition, we recognize interest and penalties that could be applied to uncertain tax positions in periodic income tax expense. As of September 30, 2013 and December 31, 2012, we had approximately $7.7 million and $7.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.

8.	Income Tax Benefit/Expense
Income tax expense was $9.1 million for the third quarter of 2013 as compared to $6.7 million for the third quarter of 2012. The increase in current period income tax expense is primarily due to a shift in the mix of our foreign and domestic operation's pre-tax earnings for the 2013 third quarter compared to the 2012 third quarter. This shift resulted in an increase in our estimated effective tax rate during the 2013 third quarter.
During the nine months ended September 30, 2013, we received income tax refunds from the IRS of $22.4 million. In addition to the refund payments, we received interest of $2.2 million, which was recorded in the consolidated condensed statement of operations as interest income.

9.	Long-Term Debt
The following table illustrates our debt portfolio as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(Dollars in Thousands)
7.50% Senior Notes, due August 2020	$225,000	$—
9.125% Senior Notes, due April 2018	428,968	429,205
Term Note, due December 2017	—	50,000
Total debt	653,968	479,205
Less current portion	—	10,000
Total long-term debt	$653,968	$469,205

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
The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under our senior secured credit facility. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes were $5.3 million ($5.2 million, net of amortization as of September 30, 2013) and will be amortized over the term of the notes using the effective interest rate method.
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
On April 25, 2012, we issued an additional $125.0 million aggregate principal amount of 9.125% Notes under the same indenture at a price of 104.0% of par, resulting in gross proceeds of $130.0 million. Net proceeds from the offering were utilized to refinance $125.0 million aggregate principal amount of the 2.125% Convertible Senior Notes due July 2012 (2.125% Notes). The premium related to the $125.0 million of 9.125% Notes of approximately $5.0 million

($4.0 million, net of amortization as of September 30, 2013) is being amortized over the term of the notes using the effective interest rate method.We repurchased $122.9 million aggregate principal amount of the 2.125% Notes tendered pursuant to a tender offer on May 9, 2012 and paid off the remaining $2.1 million at their stated maturity on July 15, 2012.
The 9.125% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 9.125% Notes are jointly and severally guaranteed by substantially all of our subsidiaries that guarantee indebtedness under our senior secured credit facility. Interest on the 9.125% Notes is payable on April 1 and October 1 of each year. Debt issuance costs related to the 9.125% Notes of approximately $11.6 million ($8.1 million, net of amortization as of September 30, 2013) are being amortized over the term of the notes using the effective interest rate method.
At any time after April 1, 2014, we may redeem all or a part of the 9.125% Notes upon appropriate notice, at a redemption price of 104.563 percent of the principal amount, and at redemption prices decreasing each year thereafter to par beginning April 1, 2016. If we experience certain changes in control, we must offer to repurchase the 9.125% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
Goldman Term Loan
In connection with the ITS Acquisition described in Note 2 on April 18, 2013, we entered into a $125 million term loan, fully funded by Goldman Sachs Bank USA as Sole Lead Arranger and Administrative Agent (the Goldman Term Loan). The Goldman Term Loan was repaid on July 30, 2013 with net proceeds from the issuance of $225.0 million aggregate principal amount of 7.50% Senior Notes due August 1, 2020. In connection with the repayment of the Goldman Term Loan we incurred debt extinguishment costs of $5.2 million.
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
Our loans pursuant to the Credit Agreement, the 9.125% Notes, and the 7.50% Notes are guaranteed by substantially all of our direct and indirect domestic subsidiaries other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which have executed guaranty agreements; and are secured by first priority liens on our accounts receivable, specified barge rigs and rental equipment. The Credit Agreement contains customary affirmative and negative covenants with which we were in compliance as of September 30, 2013 and December 31, 2012. The Credit Agreement matures on December 14, 2017.
On July 19, 2013, we entered into an amendment to our Credit Agreement which, among other things, permits us or any of our subsidiaries (other than certain immaterial subsidiaries) to incur indebtedness pursuant to additional unsecured senior notes in an aggregate principal amount not to exceed $250.0 million at any one time outstanding; provided that any such notes shall (x) have a scheduled maturity occurring after the maturity date of our senior secured credit facility, (y) contain terms (including covenants and events of default) no more restrictive, taken as a whole, to us and our subsidiaries than those contained in our senior secured credit facility and (z) have no scheduled amortization, no sinking fund requirements and no maintenance financial covenants. In addition, pursuant to the amendment, and subject to the terms and conditions set forth in the Credit Agreement, to the extent we repay the principal amount of Term Loans outstanding under our senior secured credit facility, until April 30, 2014 we may reborrow, in the form of additional term loans, up to $45 million of the principal amount of such outstanding term loans we have repaid, provided that such $45 million reborrowing amount will decrease by $2.5 million at the end of each quarter beginning September 30, 2013 and ending March 31, 2014, such that the reborrowing availability on September 30, 2013 would be $42.5 million and on April 30, 2014 would be $37.5 million.
Revolver
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Under the Credit Agreement, the Applicable Rate varies from a rate per annum ranging from 2.50 percent to 3.00 percent for LIBOR rate loans and 1.50 percent to 2.00 percent for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the Credit Agreement). Revolving loans are available subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and rental equipment of the Company and its subsidiary guarantors. There were no revolving loans outstanding at September 30, 2013 and December 31, 2012. Letters of credit outstanding against the Revolver as of September 30, 2013 and December 31, 2012 totaled $3.8 million and $4.5 million, respectively.
Term Loan
The Term Loan originated at $50.0 million on December 14, 2012 and required quarterly principal payments of $2.5 million, which began March 31, 2013. Interest on the Term Loan accrues at a Base Rate plus 2.00 percent or LIBOR plus 3.00 percent. The outstanding balance on the Term Loan at September 30, 2013 and December 31, 2012 was zero and $50.0 million, respectively.

10.	Derivative Financial Instruments
The Company entered into two variable-to-fixed interest rate swap agreements as a strategy to manage the floating rate risk on the Term Loan borrowings under the Credit Agreement. The two agreements fixed the interest rate on a notional amount of $73.0 million of borrowings at 3.878% for the period beginning June 27, 2011 and terminating May 14, 2013. The notional amount of the swap agreements decreased correspondingly with amortization of the Term Loan under the Existing Credit Agreement. We did not apply hedge accounting to the agreements and, accordingly, mark-to-market change in the fair value of the interest rate swaps were recognized in earnings. As of December 31, 2012, the fair value of the interest rate swap was a liability of less than $0.1 million and was recorded in accrued liabilities in our consolidated balance sheets. There was no impact to the quarter ended September 30, 2013, as the swap agreement expired during the 2013 second quarter.

11.	Fair Value of Financial Instruments
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

Fair value of our debt instruments is determined using Level 2 inputs. Fair values and related carrying values of our debt instruments were as follows for the periods indicated:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Long-term Debt
7.50% Notes	$225,000	$225,000	$—	$—
9.125% Notes	425,000	454,750	425,000	453,688
Total	$650,000	$679,750	$425,000	$453,688

The assets acquired and liabilities assumed in the ITS Acquisition were recorded at fair value in accordance with U.S. GAAP. Acquisition date fair values represent either Level 2 fair value measurements (current assets and liabilities, property, plant and equipment) or Level 3 fair value measurements (intangible assets).
Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the nine months ended September 30, 2013.

12.	Commitments and Contingencies
Asbestos-Related Claims
We are from time to time a party to various lawsuits in the ordinary course that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At September 30, 2013, there were approximately 15 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the States of Illinois and Mississippi.
We intend to defend ourselves vigorously and, based on the information available to us at this time, we do not expect the outcome to have a material adverse effect on our financial condition, results of operations or cash flows. However, we are unable to predict the ultimate outcome of these lawsuits. No amounts were accrued at September 30, 2013.
Gulfco Site
In 2003, we received an information request under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) designating Parker Drilling Offshore Corporation, a subsidiary of Parker Drilling, as a potentially responsible party with respect to the Gulfco Marine Maintenance, Inc. Superfund Site in Freeport, Texas (EPA No. TX 055144539). We responded to this request and in January 2008 received an administrative order to participate in an investigation of the site and a study of the remediation needs and alternatives. The EPA alleges that our subsidiary is a successor to a party who owned the Gulfco site during the time when chemical releases took place there. In December 2010, we entered into an agreement with two other potentially responsible parties, pursuant to which we agreed to pay 20 percent of past and future costs to study and remediate the site. The EPA also issued notice letters to several other parties who may also participate in funding the site remediation costs. On March 20, 2013 we received a Notice of Completion from the EPA confirming that all required activity for removal and remediation has been completed, except for ongoing monitoring costs. As of September 30, 2013, the Company had made certain participating payments and had accrued $0.9 million for our portion of certain unreimbursed past costs and the estimated future cost of monitoring.
Customs Agent and Foreign Corrupt Practices Act (FCPA) Settlement
We previously announced we reached a settlement in connection with investigations by the United States Department of Justice (DOJ) and the United States Securities and Exchange Commission (SEC) regarding possible violations of U.S. law, including the FCPA, by us. On April 16, 2013, the Company and the DOJ entered into a deferred prosecution agreement (DPA), under which the DOJ will defer for three years prosecuting the Company for criminal violations of the anti-bribery provisions of the FCPA relating to the Company’s retention and use of an individual agent in

Nigeria with respect to certain customs-related issues, in return for: (i) the Company’s acceptance of responsibility for, and agreement not to contest or contradict the truthfulness of, the statement of facts and allegations that have been filed in a United States District Court concurrently with the DPA; (ii) the Company’s payment of an approximately $11.76 million fine; (iii) the Company’s reaffirming its commitment to compliance with the FCPA and other applicable anti-corruption laws in connection with the Company’s operations, and continuing cooperation with domestic and foreign authorities in connection with the matters that are the subject of the DPA; (iv) the Company’s commitment to continue to address any identified areas for improvement in the Company’s internal controls, policies and procedures relating to compliance with the FCPA and other applicable anti-corruption laws if, and to the extent, not already addressed; and (v) the Company’s agreement to report to the DOJ in writing annually during the term of the DPA regarding remediation of the matters that are the subject of the DPA, implementation of any enhanced internal controls, and any evidence of improper payments the Company may have discovered during the term of the agreement. If the Company remains in compliance with the terms of the DPA throughout its effective period, the charge against the Company will be dismissed with prejudice. The Company also settled a related civil complaint filed by the SEC in a United States District Court.

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

 ITS Internal Controls
Our due diligence process with respect to the ITS Acquisition identified certain transactions that suggest that ITS' internal controls may have failed to prevent violations of potentially applicable international trade and anti-corruption laws, including those of the United Kingdom. As part of the integration process with respect to ITS, we have and will continue our review of ITS' activities to further identify potential violations of applicable international trade and anti-corruption laws and have and will continue to promptly apply our developed systems of internal controls, Code of Conduct, policies and procedures to the acquired businesses to help ensure prevention of potential future violations. As appropriate, we have and will make any identified violations known to relevant authorities, cooperate with any resulting investigations and take proper remediation measures (including seeking any necessary government authorizations). While it is possible that matters may arise where a contingency may require further accounting considerations, we do not believe that as a result of these matters a loss is probable nor is a loss estimable at this time.

13.	Recent Accounting Pronouncements
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
In July 2013, the FASB issued an update to existing guidance on presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. It is effective prospectively for our first quarter in fiscal 2014. We do not expect the adoption of this update to have an impact on our condensed consolidated financial statements.

14.	Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements
Set forth on the following pages are the consolidating condensed financial statements of Parker Drilling. Our loans pursuant to the Credit Agreement, the 9.125% Notes, and the 7.50% Notes are guaranteed by substantially all of our direct and indirect domestic subsidiaries other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States. There are currently no restrictions on the ability of the guarantor to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries. Separate financial statements for each guarantor company are not provided as the Company complies with the exception to Rule 3-10(a)(1) of Regulation S-X, set forth in sub-paragraph (f) of such rule. All guarantor subsidiaries are owned 100 percent by Parker Drilling, all guarantees are full and unconditional and all guarantees are joint and several.
We are providing consolidating condensed financial information of Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	September 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$89,516	$21,273	$51,668	$—	$162,457
Accounts and notes receivable, net	290,856	113,873	386,521	(541,627)	249,623
Rig materials and supplies	—	2,364	37,838	—	40,202
Deferred costs	—	32	13,551	—	13,583
Deferred income taxes	—	12,363	1,110	—	13,473
Other tax assets	43,171	(46,939)	22,201	—	18,433
Assets held for sale	—	1,183	6,302	—	7,485
Other current assets	—	14,238	6,668	—	20,906
Total current assets	423,543	118,387	525,859	(541,627)	526,162
Property, plant and equipment, net	60	559,885	298,727	—	858,672
Investment in subsidiaries and intercompany advances	944,584	(220,110)	1,593,743	(2,318,217)	—
Other noncurrent assets	52,147	60,002	38,397	—	150,546
Total assets	$1,420,334	$518,164	$2,456,726	$(2,859,844)	$1,535,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable and accrued liabilities	81,524	101,207	263,709	(255,211)	191,229
Accrued income taxes	—	529	6,732	—	7,261
Total current liabilities	81,524	101,736	270,441	(255,211)	198,490
Long-term debt	653,968	—	—	—	653,968
Other long-term liabilities	4,289	5,806	13,953	—	24,048
Long-term deferred tax liability	—	47,684	(8,600)	—	39,084
Intercompany payables	62,584	43,669	359,106	(465,359)	—
Contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock	20,050	18,049	43,003	(61,052)	20,050
Capital in excess of par value	654,750	733,899	1,579,458	(2,313,357)	654,750
Accumulated other comprehensive income	—	—	957	—	957
Retained earnings (accumulated deficit)	(56,831)	(432,679)	196,587	235,135	(57,788)
Total controlling interest stockholders’ equity	617,969	319,269	1,820,005	(2,139,274)	617,969
Noncontrolling interest	—	—	1,821	—	1,821
Total equity	617,969	319,269	1,821,826	(2,139,274)	619,790
Total liabilities and stockholders’ equity	$1,420,334	$518,164	$2,456,726	$(2,859,844)	$1,535,380

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended September 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$119,223	$170,609	$(52,070)	$237,762
Operating expenses	—	64,297	141,514	(52,070)	153,741
Depreciation and amortization	—	19,956	15,926	—	35,882
Total operating gross margin	—	34,970	13,169	—	48,139
General and administration expense (1)	(47)	(14,028)	(113)	—	(14,188)
Gain on disposition of assets, net	—	(34)	1,128	—	1,094
Total operating income (loss)	(47)	20,908	14,184	—	35,045
Other income and (expense):
Interest expense	(14,035)	(107)	(2,198)	3,213	(13,127)
Interest income	360	250	2,733	(3,213)	130
Extinguishment of debt	(5,218)	—	—	—	(5,218)
Changes in fair value of derivative positions	—	—	—	—	—
Other	(1)	(11)	412	—	400
Equity in net earnings of subsidiaries	22,322	—	—	(22,322)	—
Total other income (expense)	3,428	132	947	(22,322)	(17,815)
Income (benefit) before income taxes	3,381	21,040	15,131	(22,322)	17,230
Total income tax expense (benefit)	(4,589)	10,223	3,478	—	9,112
Net income (loss)	7,970	10,817	11,653	(22,322)	8,118
Less: Net income (loss) attributable to noncontrolling interest	—	—	148	—	148
Net income (loss) attributable to controlling interest	$7,970	$10,817	$11,505	$(22,322)	$7,970

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$98,969	$94,749	$(28,417)	$165,301
Operating expenses	—	45,850	84,051	(28,417)	101,484
Depreciation and amortization	—	17,866	11,913	—	29,779
Total operating gross margin	—	35,253	(1,215)	—	34,038
General and administration expense (1)	(47)	(8,823)	(35)	—	(8,905)
Gain on disposition of assets, net	—	553	53	—	606
Total operating income (loss)	(47)	26,983	(1,197)	—	25,739
Other income and (expense):
Interest expense	(9,105)	(43)	(1,840)	2,817	(8,171)
Interest income	95	179	2,573	(2,817)	30
Changes in fair value of derivative positions	19	—	—	—	19
Loss on extinguishment of debt	(117)	—	—	—	(117)
Other	—	26	—	—	26
Equity in net earnings of subsidiaries	10,596	—	—	(10,596)	—
Total other income (expense)	1,488	162	733	(10,596)	(8,213)
Income (loss) before income taxes	1,441	27,145	(464)	(10,596)	17,526
Income tax expense (benefit)	(9,495)	10,451	5,739	—	6,695
Net income (loss)	10,936	16,694	(6,203)	(10,596)	10,831
Less: Net income (loss) attributable to noncontrolling interest	—	—	(105)	—	(105)
Net income (loss) attributable to controlling interest	$10,936	$16,694	$(6,098)	$(10,596)	$10,936

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$345,434	$388,912	$(103,428)	$630,918
Operating expenses	—	186,708	331,056	(103,428)	414,336
Depreciation and amortization	—	57,335	40,339	—	97,674
Total operating gross margin	—	101,391	17,517	—	118,908
General and administration expense (1)	(140)	(48,942)	(367)	—	(49,449)
Gain on disposition of assets, net	—	1,917	842	—	2,759
Total operating income (loss)	(140)	54,366	17,992	—	72,218
Other income and (expense):
Interest expense	(36,734)	(167)	(9,494)	12,521	(33,874)
Interest income	3,366	1,584	9,963	(12,521)	2,392
Extinguishment of debt	(5,218)	—	—	—	(5,218)
Changes in fair value of derivative positions	54	—	—	—	54
Other	—	(178)	511	—	333
Equity in net earnings of subsidiaries	36,330	—	—	(36,330)	—
Total other income (expense)	(2,202)	1,239	980	(36,330)	(36,313)
Income (loss) before income taxes	(2,342)	55,605	18,972	(36,330)	35,905
Total Income tax expense (benefit)	(19,185)	27,993	10,033	—	18,841
Net income (loss)	16,843	27,612	8,939	(36,330)	17,064
Less: Net income (loss) attributable to noncontrolling interest	—	—	221	—	221
Net income (loss) attributable to controlling interest	$16,843	$27,612	$8,718	$(36,330)	$16,843

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$302,892	$295,811	$(77,908)	$520,795
Operating expenses	—	136,849	242,001	(77,908)	300,942
Depreciation and amortization	—	49,127	36,230	—	85,357
Total operating gross margin	—	116,916	17,580	—	134,496
General and administration expense (1)	(137)	(21,273)	(412)	—	(21,822)
Gain on disposition of assets, net	—	1,168	1,298	—	2,466
Total operating income (loss)	(137)	96,811	18,466	—	115,140
Other income and (expense):
Interest expense	(27,923)	(115)	(5,811)	8,716	(25,133)
Interest income	8,695	4,894	39,345	(52,825)	109
Changes in fair value of derivative positions	8	—	—	—	8
Loss on extinguishment of debt	(1,766)	—	—	—	(1,766)
Other	—	64	(2)	—	62
Equity in net earnings of subsidiaries	61,553	—	—	(61,553)	—
Total other income (expense)	40,567	4,843	33,532	(105,662)	(26,720)
Income (loss) before income taxes	40,430	101,654	51,998	(105,662)	88,420
Income tax expense (benefit)	(16,981)	38,149	9,987	—	31,155
Net income (loss)	57,411	63,505	42,011	(105,662)	57,265
Less: Net income (loss) attributable to noncontrolling interest	—	—	(146)	—	(146)
Net income (loss) attributable to controlling interest	$57,411	$63,505	$42,157	$(105,662)	$57,411

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income	$7,970	$10,817	$11,653	$(22,322)	$8,118
Other comprehensive gain, net of tax:
Currency translation difference on related borrowings	—	—	(577)	—	(577)
Currency translation difference on foreign currency net investments			2,098		2,098
Total other comprehensive gain, net of tax:	—	—	1,521	—	1,521
Comprehensive income	7,970	10,817	13,174	(22,322)	9,639
Comprehensive (income) attributable to noncontrolling interest	—	—	(53)	—	(53)
Comprehensive income attributable to controlling interest	$7,970	$10,817	$13,121	$(22,322)	$9,586

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income	$16,843	$27,612	$8,939	$(36,330)	$17,064
Other comprehensive gain, net of tax:
Currency translation difference on related borrowings	—	—	(1,542)	—	(1,542)
Currency translation difference on foreign currency net investments			2,499		2,499
Total other comprehensive gain, net of tax:	—	—	957	—	957
Comprehensive income	16,843	27,612	9,896	(36,330)	18,021
Comprehensive (income) attributable to noncontrolling interest	—	—	(83)	—	(83)
Comprehensive income attributable to controlling interest	$16,843	$27,612	$9,813	$(36,330)	$17,938

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$16,843	$27,612	$8,939	$(36,330)	$17,064
Adjustments to reconcile net income (loss):
Depreciation and amortization	—	57,335	40,339	—	97,674
Loss on extinguishment of debt	5,218	—	—	—	5,218
Gain on disposition of assets	—	(1,917)	(842)	—	(2,759)
Deferred income tax expense	(2,860)	10,479	5,253	—	12,872
Expenses not requiring cash	10,494	591	(1,157)	—	9,928
Equity in net earnings of subsidiaries	(36,330)	—	—	36,330	—
Change in accounts receivable	(899)	(7,951)	(19,755)	—	(28,605)
Change in accrued income taxes	358	(85)	2,604	—	2,877
Change in other assets	3,045	4,580	(8,971)	—	(1,346)
Change in liabilities	14,222	(2,116)	306	—	12,412
Net cash provided by (used in) operating activities	10,091	88,528	26,716	—	125,335

Cash flows from investing activities:
Capital expenditures	—	(66,956)	(35,900)	—	(102,856)
Proceeds from the sale of assets	—	2,751	2,782	—	5,533
Acquisition of ITS, net of cash acquired	—	(292)	(117,699)	—	(117,991)
Net cash (used in) investing activities	—	(64,497)	(150,817)	—	(215,314)

Cash flows from financing activities:
Proceeds from debt issuance	350,000	—	—	—	350,000
Repayments of long term debt	(125,000)	—	—	—	(125,000)
Paydown on term note	(50,000)	—	—	—	(50,000)
Payment of debt issuance costs	(10,981)	—	—	—	(10,981)
Excess tax benefit from stock-based compensation	531	—	—	—	531
Intercompany advances, net	(127,376)	(13,781)	141,157	—	—
Net cash provided by (used in) financing activities	37,174	(13,781)	141,157	—	164,550

Net change in cash and cash equivalents	47,265	10,250	17,056	—	74,571
Cash and cash equivalents at beginning of year	42,251	11,023	34,612	—	87,886
Cash and cash equivalents at end of year	$89,516	$21,273	$51,668	$—	$162,457

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$57,411	$63,505	$42,011	$(105,662)	$57,265
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	—	49,127	36,230	—	85,357
Loss on extinguishment of debt	1,766	—	—	—	1,766
Gain on disposition of assets	—	(1,168)	(1,298)	—	(2,466)
Deferred income tax expense	5,940	4,868	(2,405)	—	8,403
Expenses not requiring cash	13,264	689	1,770	1	15,724
Equity in net earnings of subsidiaries	(61,553)	—	—	61,553	—
Change in accounts receivable	(291)	766	24,173	—	24,648
Change in other assets	(32,874)	61,320	(27,882)	—	564
Change in accrued income taxes	(5,068)	1,832	187	—	(3,049)
Change in liabilities	12,917	(21,430)	(1,672)	—	(10,185)
Net cash provided by (used in) operating activities	(8,488)	159,509	71,114	(44,108)	178,027

Cash flows from investing activities:
Capital expenditures	—	(139,618)	(8,040)	—	(147,658)
Proceeds from the sale of assets	—	1,667	1,829	—	3,496
Intercompany dividend payment	(8,387)	(4,357)	(31,364)	44,108	—
Net cash (used in) investing activities	(8,387)	(142,308)	(37,575)	44,108	(144,162)

Cash flows from financing activities:
Proceeds from debt issuance	130,000	—	—	—	130,000
Repayments of senior notes	(125,000)	—	—	—	(125,000)
Paydown on term note	(18,000)	—	—	—	(18,000)
Payment of debt issuance costs	(3,516)	—	—	—	(3,516)
Payment of debt extinguishment costs	(519)	—	—	—	(519)
Excess tax benefit from stock-based compensation	(572)	—	—	—	(572)
Intercompany advances, net	56,280	(13,507)	(42,773)	—	—
Net cash provided by (used in) financing activities	38,673	(13,507)	(42,773)	—	(17,607)

Net change in cash and cash equivalents	21,798	3,694	(9,234)	—	16,258
Cash and cash equivalents at beginning of year	55,670	4,212	37,987	—	97,869
Cash and cash equivalents at end of year	$77,468	$7,906	$28,753	$—	$114,127

15.	Subsequent Events
On November 4, 2013 we announced that Robert "Bobby" L. Parker Jr., Parker Drilling Executive Chairman, will retire as an employee of the Company, effective December 31, 2013. Mr. Parker will continue to serve as Chairman of the Company's board of directors until the annual meeting of stockholders to be held in 2014, at which time Gary G. Rich, the Company's chief executive officer, will be nominated to serve in that role and Mr. Parker will be nominated to stand for re-election to the board for an additional three-year term.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements contained in this Form 10-Q, other than statements of historical facts, are forward-looking statements for purposes of these provisions, including any statements regarding:

•	stability of prices and demand for oil and natural gas;

•	levels of oil and natural gas exploration and production activities;

•	demand for contract drilling and drilling-related services and demand for rental tools;

•	our future operating results and profitability;

•	our future rig utilization, dayrates and rental tools activity;

•	entering into new, or extending existing, drilling contracts and our expectations concerning when our rigs will commence operations under such contracts;

•	growth through acquisitions of companies or assets, including the ITS Acquisition;

•	organic growth of our operations;

•	construction or upgrades of rigs and expectations regarding when these rigs will commence operations;

•	capital expenditures for acquisition of rigs, construction of new rigs or major upgrades to existing rigs;

•	entering into joint venture agreements;

•	our future liquidity;

•	the sale or potential sale of assets or references to assets held for sale

•	availability and sources of funds to refinance our debt and expectations of when debt will be reduced;

•	the outcome of pending or future legal proceedings, investigations, tax assessments and other claims;

•	the availability of insurance coverage for pending or future claims;

•	the enforceability of contractual indemnification in relation to pending or future claims; and

•	compliance with covenants under our debt agreements.
In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although our management believes their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as those factors set forth in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2012 and our other public filings with the Securities and Exchange Commission, and any other cautionary language included in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:

•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business including potential country failures and downgrades;

•	our inability to access the credit or bond markets;

•	U.S. credit market volatility resulting from the U.S. national debt and potential further downgrades of the U.S. credit rating;

•	the U.S. economy and the demand for natural gas;

•	low U.S. natural gas prices that could adversely affect rental tools, U.S. drilling and our barge rig businesses;

•	worldwide demand for oil;

•	fluctuations in the market prices of oil and natural gas, including the inability or unwillingness of our customers to fund drilling programs in low price cycles;

•	imposition of unanticipated trade restrictions;

•	unanticipated operating hazards and uninsured risks;

•	political instability, terrorism or war;

•	governmental regulations, including changes in accounting rules or tax laws that may impact our ability to remit funds to the U.S., that adversely affect the cost of doing business;

•	changes in the tax laws that would allow double taxation on foreign sourced income;

•	the outcome of investigations;

•	adverse environmental events;

•	adverse weather conditions;

•	global health concerns;

•	changes in the concentration of customer and supplier relationships;

•	ability of our customers and suppliers to obtain financing for their operations;

•	ability of our customers to fund drilling plans with low commodity prices;

•	unexpected cost increases for new construction and upgrade and refurbishment projects;

•	delays in obtaining components for capital projects and in ongoing operational maintenance and equipment certifications;

•	shortages of skilled labor;

•	unanticipated cancellation of contracts by customers or operators;

•	breakdown of equipment;

•	other operational problems including delays in start-up or commissioning of rigs;

•	changes in competition;

•	the effect of litigation and contingencies; and

•	other similar factors, some of which are discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and in our other reports and filings with the SEC.
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

OVERVIEW AND OUTLOOK
Overview
Parker Drilling’s financial results for the 2013 third quarter, compared with the 2012 third quarter, reflect the impact of management actions in execution of our business strategy and in response to market trends and competitive conditions. In addition, they include the effects of the April 22, 2013 acquisition of ITS, which adds international presence to our rental tools business and provides additional opportunities for profitable growth. In executing the acquisition, we incurred due diligence and integration expenses that impacted our 2013 third quarter and year-to-date results.
Results of our U.S. rental tools business continue to reflect soft demand and greater price discounts in the U.S. land drilling market. We offset some of the effects of this with the continued expansion of our rental tools business into the growing Gulf of Mexico offshore drilling market.
In the U.S. Gulf of Mexico (GOM), major storms are more of a threat to continuous drilling during the late summer and early fall than at other times of the year causing some operators to defer drilling activity. As a result of lower demand, three of our eleven active U.S. barge drilling rigs were dry-docked for overhaul and other maintenance work during part of the third quarter. While utilization was lower than in the prior year’s period when we conducted similar work, we continued to earn average dayrates higher than the 2012 third quarter average.
Subsequent to the 2012 third quarter, our U.S. Drilling segment began operations of its two new Artic-class rigs in Alaska and an O&M contract offshore California. The addition of these activities made an important contribution to the increase in our operating results. Our international drilling business achieved higher utilization of our available rig fleet, benefiting from earlier actions to redeploy previously idle rigs. As a result, our international rig fleet average utilization rose to 70 percent for the 2013 third quarter, from 45 percent in the prior year's period. This was the primary source of the increases in operating results for that segment.
Outlook
Our markets are highly cyclical, driven by, among other things, our customers’ response to price trends in oil and natural gas, the level of energy exploration and resource development spending (E&P spending) in the domestic and international markets in which we operate and technological advancements in energy exploration and production. Recent industry surveys continue to project worldwide E&P spending to rise, though with significant differences among regions. There remains some uncertainty as to the direction and pace of U.S. land drilling activity. Our outlook is based on current activity, recent market trends and forecasters’ projections.
We expect our rental tools business to benefit from rising demand in the international markets we serve and growing activity in the Gulf of Mexico offshore drilling market, while the current soft demand in the U.S. land market will continue to impact our U.S. rental tools business. The current pace of activity in the U.S. Gulf of Mexico barge drilling market has been influenced by operators’ typical caution during the Gulf of Mexico storm season. We expect drilling demand in the Gulf of Mexico's inland waters to improve from current levels and support solid results from our barge drilling business.
Our two new Arctic-class rigs located on the North Slope of Alaska and one O&M contract for offshore platform operations located in California are projected to generate steady cash flow during the terms of their current contracts, which extend beyond this year.
We continue our efforts to put more of our international rigs to work in growing regions with opportunities to gain operating scale and have achieved increased utilization over the past several quarters. We believe there are opportunities to further strengthen our international drilling rig fleet utilization. We have a large number of rig contracts coming to term through the middle of the coming year. While we expect an ample level of tender activity and contract renewals during that period, our success in securing continued work will determine our ability to sustain and build on the contribution from this business.
Our Technical Services segment continues to be engaged in engineering and development projects that apply our drilling knowledge, expertise and experience to meet the increasing demand for innovative solutions to address our customers' most complex drilling challenges. Recent contracted work includes engineering and procurement services for a new customer-owned land drilling rig fit for extended reach drilling operations in arctic conditions. The awarded work may lead to a more expansive engagement if the sponsor elects to further develop the project.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012
Revenues of $237.8 million for the three months ended September 30, 2013 increased $72.5 million, or 43.8%, compared with $165.3 million for the three months ended September 30, 2012. Operating gross margin increased $14.1 million or 41.4%, to $48.1 million, for the three months ended September 30, 2013 compared with $34.0 million for the three months ended September 30, 2012. We earned net income attributable to controlling interest of $8.0 million for the three months ended September 30, 2013, compared with $10.9 million for the three months ended September 30, 2012.
The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended September 30,
	2013		2012
	(Dollars in Thousands)
Revenues:
Rental Tools	$89,614	38%	$59,947	36%
U.S. Barge Drilling	33,919	14%	33,142	20%
U.S. Drilling	18,693	8%	—	—%
International Drilling	88,562	37%	68,503	42%
Technical Services	6,974	3%	3,709	2%
Total revenues	237,762	100%	165,301	100%
Operating gross margin excluding depreciation and amortization:
Rental Tools gross margin	40,875	46%	38,068	64%
U.S Barge Drilling gross margin	15,807	47%	15,885	48%
U.S. Drilling gross margin	3,907	21%	(2,641)	n/a
International Drilling gross margin	23,248	26%	12,584	18%
Technical Services gross margin	184	3%	(79)	n/a
Total operating gross margin excluding depreciation and amortization	84,021	35%	63,817	39%
Depreciation and amortization	(35,882)		(29,779)
Total operating gross margin	48,139		34,038
General and administrative expense	(14,188)		(8,905)
Gain on disposition of assets, net	1,094		606
Total operating income	$35,045		$25,739

Segment operating gross margins excluding depreciation and amortization, are computed as revenues less direct operating expenses, excluding depreciation and amortization expense, where applicable; segment operating gross margin percentages are computed as segment operating gross margin as a percent of revenues. The segment operating gross margin amounts and segment operating gross margin percentages should not be used as a substitute for those amounts reported under U.S. GAAP. However, we monitor our business segments based on several criteria, including segment operating gross margin. Management believes that this information is useful to our investors because it more accurately reflects the cash flow from operations generated by each segment. Such segment operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

	Rental Tools	U.S. Barge Drilling	U.S. Drilling	International Drilling	Technical Services
Three Months Ended September 30, 2013	(Dollars in Thousands)
Operating gross margin (1)	$25,816	$12,236	$103	$9,831	$153
Depreciation and amortization	15,059	3,571	3,804	13,417	31
Segment operating gross margin excluding depreciation and amortization	$40,875	$15,807	$3,907	$23,248	$184
Three Months Ended September 30, 2012
Operating gross margin (1)	$27,032	$11,042	$(4,712)	$783	$(107)
Depreciation and amortization	11,036	4,843	2,071	11,801	28
Segment operating gross margin excluding depreciation and amortization	$38,068	$15,885	$(2,641)	$12,584	$(79)

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
Rental Tools
Rental Tools segment revenues increased $29.7 million, or 49.5%, to $89.6 million for the third quarter of 2013 compared with $59.9 million for the third quarter of 2012. The increase was primarily due to the contribution by ITS of $34.3 million of revenues for the third quarter of 2013. The addition of revenues from ITS was partially offset by increased competition in the U.S. land drilling market resulting in a decline in rental tools utilization and higher average discounts in certain key locations. This decrease was partially offset by the impact of increased rentals to offshore Gulf of Mexico customers and higher repair revenues and sales of tools.
Rental Tools segment operating gross margin, excluding depreciation and amortization, increased $2.8 million, or 7.4%, to $40.9 million in the 2013 third quarter compared with the $38.1 million for the third quarter of 2012. Gross margin, excluding depreciation and amortization, for ITS was $8.0 million. Gross margin, excluding depreciation and amortization, for our U.S. rental tools business was $32.9 million for the 2013 third quarter compared with $38.1 million for the 2012 third quarter. The decline in margins for U.S. operations was primarily due to a softer U.S. land market leading to an increase in discounts and lower margins on repairs, sales of tools and pipe, and inspections and parts.
U.S. Barge Drilling
U.S. Barge Drilling segment revenues increased $0.8 million, or 2.3%, to $33.9 million for the third quarter of 2013 compared with $33.1 million for the third quarter of 2012. The increase in revenues was due to a higher average dayrate for the U.S. barge rig fleet stemming from our ability to deliver high levels of performance and contractual arrangements that allow us to renegotiate dayrates during multi-well contracts. The U.S. Barge Drilling segment's operating gross margin, excluding depreciation and amortization, decreased $0.1 million, or 0.5%, to $15.8 million for the third quarter of 2013 compared with $15.9 million for the third quarter of 2012.
U.S. Drilling
Our U.S. Drilling segment revenues were $18.7 million for the third quarter of 2013 compared with no revenues for the third quarter of 2012. The increase in revenues is due to the commencement of operations by our two Arctic-class rigs beginning in the fourth quarter of 2012. Prior to that, and during the third quarter of 2012, both rigs were under construction and not generating income. Additionally, in February 2013 we began an O&M contract supporting three platform operations located offshore California.
U.S. Drilling segment operating gross margin, excluding depreciation and amortization, increased $6.5 million to $3.9 million for the 2013 third quarter compared with a loss of $2.6 million for the 2012 third quarter, due to the contributions from the Arctic-class rigs and the California O&M contract described above. The loss in the 2012 third quarter resulted from expenditures associated with re-entering the Alaska market.
International Drilling
International Drilling segment revenues increased $20.1 million, or 29.3%, to $88.6 million for the third quarter of 2013, compared with $68.5 million for the third quarter of 2012. The higher revenues are primarily due to an increase in drilling revenues from the operation of our rigs.

Revenues related to Parker-owned rigs increased $20.7 million, or 52.8%, to $60.0 million for the third quarter of 2013 compared with $39.3 million for the third quarter of 2012. This was primarily due to an increase in our rig fleet utilization to 70 percent from 45 percent. O&M revenues decreased $0.7 million, or 2.3%, to $28.5 million for the third quarter of 2013 compared with $29.2 million for the third quarter of 2012, primarily due to the completion of an O&M contract in China at the end of the 2013 first quarter which was active during the 2012 third quarter. Of these O&M revenues, approximately $8.1 million and $8.9 million were attributable to reimbursable costs for the three month periods ended September 30, 2013 and 2012, respectively, which added to revenues, but had minimal impact on operating margins.
International Drilling operating gross margin, excluding depreciation and amortization, increased $10.7 million, or 84.7%, to $23.2 million during the third quarter of 2013 compared with $12.6 million for the third quarter of 2012. The increase in operating gross margin was primarily due to increased revenues generated from Parker-owned rigs driven by increased utilization and higher revenue rates, partially offset by increased operating costs related to fuel and repairs.
Technical Services
Technical Services segment revenues increased $3.3 million, or 88.0%, to $7.0 million for the third quarter of 2013 compared with $3.7 million for the third quarter of 2012. The increase is primarily due to increased revenues from two projects, one a consulting services project, the other an engineering and design project. Partially offsetting the revenue increase was the completion of a design project in the early part of the 2012 third quarter. Operating gross margin, excluding depreciation and amortization, was $0.2 million for the third quarter of 2013 compared with a loss of $0.1 million for the third quarter of 2012. The increase is primarily the result of the projects described above.
Other Financial Data
Gains on asset dispositions for the third quarter of 2013 and 2012 were $1.1 million and $0.6 million, respectively, and were primarily the result of asset sales during each period. We periodically sell equipment deemed to be excess or not currently required for operations.
Interest expense increased $5.0 million for the third quarter of 2013 compared with the third quarter of 2012. This was primarily due to a $3.2 million increase in debt interest expense related to the $225 million 7.50% Notes issued in July 2013 and the $125 million Goldman Term Loan entered into and subsequently repaid in connection with the ITS Acquisition. Additionally, we experienced a $1.8 million decrease in interest capitalized on major projects resulting from the completion of the two Arctic-class rigs. Interest income during the 2013 and 2012 third quarters was nominal.
We incurred a loss on extinguishment of debt of $5.2 million and $0.1 million, respectively, during the three months ended September 30, 2013 and 2012. The loss on extinguishment of debt for 2013 related to the write-off of debt issuance costs resulting from the repayment of the $125 million Goldman Term Loan during July 2013. The loss on extinguishment of debt for 2012 resulted from payoff of the remaining $2.1 million of the 2.125% Notes in July 2012.
General and administration expense increased $5.3 million for the third quarter of 2013 compared with the third quarter of 2012. The increase is primarily the result of approximately $4.8 million of costs related to the ITS Acquisition (see Note 2 - Acquisition of ITS), in addition to increased incentive compensation expense and costs related to training for and implementation of a new enterprise resource planning system.
Income tax expense was $9.1 million for the third quarter of 2013 as compared to $6.7 million for the third quarter of 2012. The increase in current period tax expense is primarily due to a shift in the mix of our foreign and domestic operations pre-tax earnings for the 2013 third quarter compared to the 2012 third quarter. This shift drove an increase in our estimated effective tax rate during the 2013 third quarter.
Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012
Revenues increased $110.1 million, or 21.1%, to $630.9 million for the nine months ended September 30, 2013, compared with revenues of $520.8 million for the comparable 2012 period. Operating gross margin decreased $15.6 million, or 11.6%, to $118.9 million for the nine months ended September 30, 2013, compared with operating gross margin of $134.5 million for the comparable 2012 period. We recorded net income attributable to controlling interest of $16.8 million for the nine months ended September 30, 2013, compared with $57.4 million for the nine months ended September 30, 2012.
The following is an analysis of our operating results for the comparable periods:

	Nine Months Ended September 30,
	2013		2012
	(Dollars in Thousands)
Revenues:
Rental Tools	$228,718	36%	$191,233	37%
U.S. Barge Drilling	102,085	16%	94,269	18%
U.S. Drilling	48,238	8%	—	—%
International Drilling	236,394	38%	224,176	43%
Technical Services	15,483	2%	11,117	2%
Total revenues	630,918	100%	520,795	100%
Operating gross margin excluding depreciation and amortization:
Rental Tools gross margin	111,429	49%	125,172	65%
U.S Barge Drilling gross margin	48,241	47%	41,081	44%
U.S. Drilling gross margin	7,874	16%	(3,639)	n/a
International Drilling gross margin	48,371	20%	57,329	26%
Technical Services gross margin	667	4%	(90)	n/a
Total operating gross margin excluding depreciation and amortization	216,582	34%	219,853	42%
Depreciation and amortization	(97,674)		(85,357)
Total operating gross margin	118,908		134,496
General and administrative expense	(49,449)		(21,822)
Gain on disposition of assets, net	2,759		2,466
Total operating income	$72,218		$115,140
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

	Rental Tools	U.S. Barge Drilling	U.S. Drilling	International Drilling	Technical Services
Nine Months Ended September 30, 2013	(Dollars in Thousands)
Operating gross margin (1)	$72,470	$37,657	$(4,618)	$12,815	$584
Depreciation and amortization	38,959	10,584	12,492	35,556	83
Segment operating gross margin excluding depreciation and amortization	$111,429	$48,241	$7,874	$48,371	$667
Nine Months Ended September 30, 2012
Operating gross margin (1)	$91,885	$29,215	$(7,881)	$21,395	$(118)
Depreciation and amortization	33,287	11,866	4,242	35,934	28
Segment operating gross margin excluding depreciation and amortization	$125,172	$41,081	$(3,639)	$57,329	$(90)

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

Rental Tools
Rental Tools segment revenues increased $37.5 million, or 19.6%, to $228.7 million during the nine months ended September 30, 2013 compared with $191.2 million for the nine months ended September 30, 2012. The increase was primarily due to the inclusion of $58.5 million of revenue from ITS, acquired in April 2013, and higher revenues from applications in the U.S. GOM offshore drilling market. These were partially offset by the impact of the continuing competitive conditions in the U.S. land drilling market that has resulted in a decline in rental tool utilization and higher average discounts in certain key locations.
Rental Tools segment operating gross margin, excluding depreciation and amortization, decreased $13.7 million, or 11.0%, to $111.4 million during the nine months ended September 30, 2013, compared with $125.2 million for the nine months ended September 30, 2012. Gross margin, excluding depreciation and amortization, for ITS was $13.1 million. Gross margin, excluding depreciation and amortization, for our U.S. rental tools business was $98.3 million for the nine months ended September 30, 2013 compared with $125.2 million for the nine months ended September 30, 2012. The decline in U.S. Rental Tools margins was primarily due to the increase in competitive conditions which led to higher discounts for rental tools and related activities and a decline in rental tool utilization.

U.S. Barge Drilling
U.S. Barge Drilling segment revenues increased $7.8 million, or 8.3%, to $102.1 million for the nine months ended September 30, 2013, compared with $94.3 million for the nine months ended September 30, 2012. The increase in revenues was primarily due to higher average dayrates and increased utilization for the U.S. barge rig fleet.
U.S. Barge Drilling segment operating gross margin, excluding depreciation and amortization, increased $7.2 million, or 17.4%, to $48.2 million for the nine months ended September 30, 2013, compared with $41.1 million for the nine months ended September 30, 2012, primarily driven by the increase in average dayrates for the U.S barge rig fleet as described above.
U.S. Drilling
U.S. Drilling segment revenues were $48.2 million for the nine months ended September 30, 2013, compared with no revenue for the 2012 comparable period. Revenue arose from the commencement of operations by our two new Arctic-class rigs in Alaska beginning in the fourth quarter of 2012 and the commencement in February, 2013 of an O&M contract supporting three platform operations located offshore California.
U.S. Drilling segment operating gross margin, excluding depreciation and amortization, increased $11.5 million to $7.9 million for the nine months ended September 30, 2013, compared with a loss of $3.6 million for the nine months ended September 30, 2012, primarily due to both Alaska rigs being fully operational by the end of the first quarter of 2013 and the California O&M contract described above. The loss in the 2012 third quarter resulted from expenditures associated with re-entering the Alaska market.
International Drilling
International Drilling segment revenues increased $12.2 million, or 5.5%, to $236.4 million for the nine months ended September 30, 2013 compared with $224.2 million for the nine months ended September 30, 2012. The higher revenues are primarily due to increased revenues from O&M contracts partially offset by lower revenues generated from the operation of rigs that we own.
O&M revenues increased $17.9 million, or 23.7%, to $93.5 million for the nine months ended September 30, 2013, compared with $75.6 million for the nine months ended September 30, 2012. The increase in revenues from our O&M contracts was primarily due to higher reimbursable revenues associated with our service contracts in Sakhalin. Of the total O&M revenues, approximately $31.5 million and $19.4 million were attributable to reimbursable costs for the nine months ended September 30, 2013 and 2012, respectively, which added to revenues but had minimal impact on margins.
Revenues related to Parker-owned rigs decreased $5.7 million, or 3.8%, to $142.9 million for the nine months ended September 30, 2013 compared with $148.6 million for the nine months ended September 30, 2012, primarily due to a decrease in utilization in the Eastern Hemisphere region and a decline in average revenue per day due to more rig move days versus operating days in our Latin America region. The decrease was partially offset by the contribution of drilling contract revenues from a previously idle rig that has been added to our Sakhalin Island operations and two previously idle rigs added to our Kazakhstan operations.
International Drilling operating gross margin, excluding depreciation and amortization, decreased $9.0 million, or 15.6%, to $48.4 million during the nine months ended September 30, 2013, compared with $57.3 million for the nine months ended September 30, 2012. The decrease in operating gross margin for the nine months ended September 30,

2013 was primarily due to a decline in margins for Parker-owned rigs resulting primarily from increased costs in our Latin America region partially offset by the contribution of revenues from previously idle rigs described above. Additionally, we experienced a decline in O&M margins due to lower rates associated with our service contracts in Sakhalin Island as we transitioned to a cost-plus type contract beginning in the third quarter of 2012.

Technical Services
Technical Services segment revenues increased $4.4 million, or 39.3%, to $15.5 million for the nine months ended September 30, 2013, compared with $11.1 million for the nine months ended September 30, 2012. The increase in revenues was primarily due to increased activity under two projects that more than offset the mid-2012 completion of two other projects.
Operating gross margin for this segment was $0.7 million for the nine months ended September 30, 2013, compared with a loss of $0.1 million for the nine months ended September 30, 2012. The increase is primarily the result of change in the number and scope of projects noted above.

Other Financial Data
Gain on asset dispositions for the nine months ended September 30, 2013 and 2012 was $2.8 million and $2.5 million, respectively, and was primarily the result of asset sales during each period. We periodically sell equipment deemed to be excess or not currently required for operations.
Interest expense increased $8.7 million for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. This increase was due to a $7.9 million increase in debt-related interest expense primarily related to the additional $125.0 million of 9.125% Notes issued in the second quarter of 2012, the $225.0 million 7.50% Notes issued in July 2013 and the $125.0 million Goldman Term Loan entered into and subsequently repaid in connection with the ITS Acquisition. Additionally, we experienced a $6.1 million decrease in interest capitalized on major projects resulting from the completion of the two new rigs in Alaska which increased overall interest expense. The increase in interest expense is partially offset by a decrease due to the repayment of the 2.125% Notes and a decrease in amortization of debt issuance costs. Interest income during the nine months ended September 30, 2013 was $2.4 million primarily related to interest earned on an IRS refund received during the 2013 second quarter.
We incurred a loss on extinguishment of debt of $5.2 million and $1.8 million, respectively during the nine months ended September 30, 2013 and 2012. The loss on extinguishment of debt for 2013 is related to the write-off of debt issuance costs resulting from the repayment of the $125 million Goldman Term Loan in July 2013. The loss on extinguishment of debt for 2012 resulted from the repurchase of $122.9 million of the 2.125% Notes pursuant to a tender offer on May 9, 2012.
General and administration expense increased $27.6 million for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 due primarily to $19.2 million of costs related to the April 2013 ITS Acquisition (see Note 2, Acquisition of ITS). Additionally, we had higher incentive compensation costs and increased training and implementation costs related to our new enterprise resource planning system.
Income tax expense was $18.8 million for the nine months ended September 30, 2013, as compared to $31.2 million for the nine months ended September 30, 2012. The decrease in 2013 period tax expense is driven primarily by the decrease in pre-tax income to $35.9 million for the nine months ended September 30, 2013 from $88.4 million for the nine months ended September 30, 2012 .
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
In connection with the ITS Acquisition, on April 18, 2013, the Company entered into the Goldman Term Loan with a stated maturity date of April 18, 2018. On July 30, 2013, we issued $225.0 million aggregate principal amount of 7.50% Senior Notes (7.50% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 7.50% Notes offering were used to repay the $125.0 million aggregate principal amount of our Goldman Term Loan, to repay $45.0 million of Term Loan borrowings under our Credit Agreement and for general corporate purposes.
Cash Flows
As of September 30, 2013, we had cash and cash equivalents of $162.5 million, an increase of $74.6 million from December 31, 2012. The primary uses of cash for the nine months ended September 30, 2013 were $118.0 million, net of cash acquired for the ITS Acquisition, $102.9 million for capital expenditures, $125.0 million for repayment of the Goldman Term Loan, and $50.0 million for the repayment of the Term Loan under our Credit Agreement. The primary sources of cash for the nine month period ended September 30, 2013 were $225.0 million of proceeds from issuance of 7.50% Notes, $125.0 million of proceeds from issuance of the Goldman Term Loan and $125.3 million from operating activities.
As of September 30, 2012, we had cash and cash equivalents of $114.1 million, an increase of $16.2 million from December 31, 2011. The primary uses of cash for the nine months ended September 30, 2012 as reflected on the consolidated condensed statements of cash flows were $125.0 million for the repurchase of 2.125% Notes, $147.7 million for capital expenditures, a $18.0 million payment on our Term Loan, and $3.5 million of debt issuance costs attributable to the issuance of an additional $125.0 million of 9.125% Notes in April 2012. Major capital expenditures for the first nine months of 2012 included $69.9 million on the construction of two new rigs for work in Alaska and $49.6 million for tubular and other rental tools for our Rental Tools segment. The primary sources of cash for the nine months ended September 30, 2012 was $130.0 million from the issuance of $125.0 million additional 9.125% Notes at 104.0% of par and $178.0 million from operating activities.
Financing Activity
On July 30, 2013, we issued $225.0 million aggregate principal amount of 7.50% Notes. Interest is payable on the 7.50% Notes on February 1 and August 1 of each year until maturity. The 7.50% Notes mature on August 1, 2020.
The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under our senior secured credit facility. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes were $5.3 million ($5.2 million, net of amortization as of September 30, 2013) and will be amortized over the term of the notes using the effective interest rate method.
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
On December 14, 2012, we entered into an Amended and Restated Credit Agreement (Credit Agreement) consisting of a senior secured $80.0 million revolving credit facility (Revolver) and a senior secured term loan facility (Term Loan) of $50.0 million. The Credit Agreement amended and restated our existing credit agreement dated May 15, 2008. As noted above, net proceeds from the 7.50% Notes offering were used in part to repay the $45 million Term Loan balance. Our obligations under the Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries other than subsidiaries generating revenues primarily outside the United States, each of which have executed guaranty agreements; and are secured by first priority liens on our accounts receivable, specified barge rigs and rental equipment. The Credit Agreement contains customary affirmative and negative covenants with which we were in compliance as of September 30, 2013 and December 31, 2012. As of September 30, 2013, there was zero outstanding on the Term Loan and $3.8 million in letters of credit outstanding, which reduce availability under the Revolver. There were no amounts outstanding under the Revolver. The Credit Agreement matures on December 14, 2017.
Additionally, on July 19, 2013, we entered into an amendment to our Credit Agreement which, among other things, permits us or any of our subsidiaries (other than certain immaterial subsidiaries) to incur indebtedness pursuant to additional unsecured senior notes in an aggregate principal amount not to exceed $250.0 million at any one time outstanding; provided that any such notes shall (x) have a scheduled maturity occurring after the maturity date of our senior secured credit facility, (y) contain terms (including covenants and events of default) no more restrictive, taken as a whole, to us and our subsidiaries than those contained in our senior secured credit facility and (z) have no scheduled amortization, no sinking fund requirements and no maintenance financial covenants. In addition, pursuant to the amendment, and subject to the terms and conditions set forth in the Credit Agreement, to the extent we repay the principal amount of term loans outstanding under our senior secured credit facility, until April 30, 2014 we may reborrow, in the form of additional term loans, up to $45.0 million of the principal amount of such outstanding term loans we have repaid, provided that such $45.0 million reborrowing amount will decrease by $2.5 million at the end of each quarter beginning September 30, 2013 and ending March 31, 2014, such that the reborrowing availability on September 30, 2013 would be $42.5 million and on April 30, 2014 would be $37.5 million.
We had total long-term debt of $654.0 million as of September 30, 2013 which consisted of:

•	$425.0 million aggregate principal amount of 9.125% Notes, plus an associated $4.0 million in unamortized debt premium; and

•	$225.0 million principal amount of 7.50% Notes.
As of September 30, 2013, we had approximately $281.2 million of liquidity, which consisted of $162.5 million of cash and cash equivalents on hand and $118.7 million of availability under our Credit Agreement, comprised of $76.2 million under our Revolver and $42.5 million under our Term Loan.
Contractual Obligations
The following table summarizes our future contractual cash obligations as of September 30, 2013:

	Total	Less than 1 Year	Years 1 - 3	Years 3 - 5	More than 5 Years
	(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$650,000	$—	$—	$425,000	$225,000
Long-term debt — interest (1)	312,126	55,750	111,313	111,313	33,750
Operating leases and capital leases (2)	55,172	14,562	17,569	11,046	11,995
Purchase commitments (3)	26,862	26,862	—	—	—
Total contractual obligations	$1,044,160	$97,174	$128,882	$547,359	$270,745
Commercial commitments:
Standby letters of credit (4)	3,766	3,766	—	—	—
Total commercial commitments	$3,766	$3,766	$—	$—	$—

(1)
Long-term debt includes the principal and interest cash obligations of the 9.125% Notes and the 7.50% Notes. The remaining unamortized premium of $4.0 million on the 9.125% Notes is not included in the contractual cash obligations schedule.

(2)	Operating leases consist of agreements in excess of one year for office space, equipment, vehicles and personal property.

(3)	Purchase commitments outstanding as of September 30, 2013 are primarily related to rig upgrade projects.

(4)
We have an $80.0 million revolving credit facility. As of September 30, 2013, we had no borrowings under the Revolver and $3.8 million of availability has been used to support letters of credit that have been issued, resulting in $76.2 million of availability. In addition, we have $42.5 million of availability on our Term Loan.

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
Evaluation of Disclosure Controls and Procedures - In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the Exchange Act Rules 13a-15 and 15d-15, were effective, as of September 30, 2013, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting - The SEC's rules permit the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, we completed the ITS Acquisition, on April 22, 2013. ITS represents approximately 3.0% of our total assets as of September 30, 2013 and approximately 9% and 26% of revenues and net income (loss), respectively, for the nine month period then ended. The ITS Acquisition had a material impact on internal control over financial reporting. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of September 30, 2013 excluded an assessment of the internal control over financial reporting of ITS. We are now in the process of integrating ITS' operations including internal controls and processes. We are in the process of extending to ITS our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act. Other than changes resulting from the ITS Acquisition discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 12, “Contingencies,” in Item 1 of Part I of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.

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
We may not realize the expected benefits of the ITS Acquisition because the business may not perform financially as expected or because of integration difficulties and other challenges. The success of the ITS Acquisition will depend, in part, on our ability to successfully integrate the acquired business with our existing businesses. The integration process is anticipated to be complex, costly and time-consuming. Complications with the integration could result from the following circumstances, among others: failure to implement our business plan for the combined business; unanticipated issues in integrating and applying our internal control and other systems; failure to retain key customers; failure to retain key employees of ITS; and operating risks inherent in the acquired business. In addition, we may not accomplish the integration smoothly, successfully or within the anticipated costs or timeframe. Furthermore, we may not be able to achieve anticipated cost savings or other synergies or realize growth opportunities that we expect with respect to our operation of ITS’ business. Additionally, the ITS Acquisition subjects us to potential liabilities to which we would not otherwise be exposed. In particular, our due diligence process with respect to the ITS Acquisition suggests that its internal controls may have failed to prevent violations of potentially applicable international trade and anti-corruption laws, including those of the United Kingdom. We are currently investigating such violations and will, as appropriate, make any identified violations known to relevant authorities, cooperate with any resulting investigations and take proper remediation measures (including seeking any necessary government authorizations). We do not at this time have any estimate of our potential liability. If we experience difficulties with the integration process or if the anticipated growth opportunities and other potential synergies of the ITS Acquisition, or if we incur any liabilities related to such acquisition, our business, results of operations and profitability may be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company currently has no active share repurchase programs. Periodically, the Company purchases shares on the open market to meet our employer matching requirements under our 401(k) Retirement Savings Plan. Additionally, when restricted stock awarded by the Company becomes taxable compensation to personnel, shares may be withheld to satisfy the associated withholding tax liabilities. Information on our purchases of equity securities by means of such share withholdings is provided in the table below:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)
July 1-31, 2013	127,915	$6.31
August 1-31, 2013	13,414	$5.87
September 1-30, 2013	—	—
Total	141,329	$6.27

(1) Average share price paid per share is calculated as the weighted average price derived from the closing price on the date of vesting.

ITEM 6.    EXHIBITS
(a) Exhibits: The following exhibits are filed or furnished as a part of this report:

Exhibit Number		DESCRIPTION

10.1	—
Indenture, dated July 30, 2013, between Parker Drilling Company, the subsidiary guarantors from time to time parties hereto, as, collectively, Guarantors, and The Bank of New York Mellon Trust Company, N.A. as Trustee (Incorporated by reference to Exhibit 10.3 to Parker Drilling Company's Current Report on Form 8-K filed on July 25, 2013).

10.2	—
First Amendment to Term Loan Agreement dated July 19, 2013, among Parker Drilling Company, the lenders party thereto, Goldman Sachs Bank USA and certain other parties thereto (Incorporated by reference to Exhibit 10.5 to Parker Drilling Company's Current Report on Form 8-K filed on July 22, 2013).

10.3	—
First Amendment to Amended and Restated Credit Agreement, dated as of July 19, 2013, among Parker Drilling Company, as Borrower, certain Subsidiaries of the Borrower, as Guarantors, the Lenders party thereto, and Bank of America N.A., as administrative agent (Incorporated by reference to Exhibit 10.6 to Parker Drilling Company's Current Report on Form 8-K filed on July 22, 2013).

10.4	—
Retirement and Separation Agreement, dated November 1, 2013, between Parker Drilling Company and Robert L. Parker, Jr. (Incorporated by reference to Exhibit 10.1 to Parker Drilling Company's Current Report on Form 8-K filed on November 4, 2013).

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

PARKER DRILLING COMPANY

Date:	November 7, 2013	By:	/s/ Gary G. Rich
Gary G. Rich President, Chief Executive Officer, and Director

		By:	/s/ Christopher T. Weber
Christopher T. Weber Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		DESCRIPTION

10.1
Indenture, dated July 30, 2013, between Parker Drilling Company, the subsidiary guarantors from time to time parties hereto, as, collectively, Guarantors, and The Bank of New York Mellon Trust Company, N.A. as Trustee (Incorporated by reference to Exhibit 10.3 to Parker Drilling Company's Current Report on Form 8-K filed on July 25, 2013).

10.2	—
First Amendment to Term Loan Agreement dated July 19, 2013, among Parker Drilling Company, the lenders party thereto, Goldman Sachs Bank USA and certain other parties thereto (Incorporated by reference to Exhibit 10.5 to Parker Drilling Company's Current Report on Form 8-K filed on July 22, 2013).

10.3	—
First Amendment to Amended and Restated Credit Agreement, dated as of July 19, 2013, among Parker Drilling Company, as Borrower, certain Subsidiaries of the Borrower, as Guarantors, the Lenders party thereto, and Bank of America N.A., as administrative agent (Incorporated by reference to Exhibit 10.6 to Parker Drilling Company's Current Report on Form 8-K filed on July 22, 2013).

10.4	—
Retirement and Separation Agreement, dated November 1, 2013, between Parker Drilling Company and Robert L. Parker, Jr. (Incorporated by reference to Exhibit 10.1 to Parker Drilling Company's Current Report on Form 8-K filed on November 4, 2013).

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