Form 10-Q
period 2014-03-31
PARKER DRILLING CO /DE/
filed 2014-05-09
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2014 there were 121,135,984 common shares outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,061	$148,689
Accounts and notes receivable, net of allowance for bad debts of $11,292 and $12,853 at March 31, 2014 and December 31, 2013	264,437	257,889
Rig materials and supplies	44,488	41,781
Deferred costs	10,698	13,682
Deferred income taxes	8,973	9,940
Other tax assets	23,313	24,079
Other current assets	20,162	23,223
Total current assets	465,132	519,283
Property, plant and equipment less accumulated depreciation and amortization of $1,160,435 and $1,136,024 at March 31, 2014 and December 31, 2013	874,300	871,356
Debt issuance costs	13,484	14,208
Deferred income taxes	118,431	102,420
Other noncurrent assets	29,021	27,489
Total assets	$1,500,368	$1,534,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18,801	$25,000
Accounts payable and accrued liabilities	167,455	174,886
Accrued income taxes	17,195	7,266
Total current liabilities	203,451	207,152
Long-term debt	612,574	628,781
Other long-term liabilities	17,527	26,914
Long-term deferred tax liability	41,026	38,767
Contingencies (Note 10)	—	—
Stockholders’ equity:
Common stock	20,164	20,075
Capital in excess of par value	660,742	657,349
Accumulated deficit	(60,163)	(47,616)
Accumulated other comprehensive income	1,783	1,888
Total controlling interest stockholders’ equity	622,526	631,696
Noncontrolling interest	3,264	1,446
Total equity	625,790	633,142
Total liabilities and stockholders’ equity	$1,500,368	$1,534,756
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$229,225	$167,135
Expenses:
Operating expenses	166,025	116,746
Depreciation and amortization	34,337	29,512
	200,362	146,258
Total operating gross margin	28,863	20,877
General and administration expense	(8,964)	(12,845)
Gain (loss) on disposition of assets, net	(129)	1,148
Total operating income	19,770	9,180
Other income and (expense):
Interest expense	(12,039)	(10,006)
Interest income	32	59
Loss on extinguishment of debt	(29,673)	—
Other	895	(165)
Total other expense	(40,785)	(10,112)
Loss before income taxes	(21,015)	(932)
Income tax benefit	(8,623)	(1,504)
Net income (loss)	(12,392)	572
Less: Net income (loss) attributable to noncontrolling interest	157	(20)
Net income (loss) attributable to controlling interest	$(12,549)	$592
Basic earnings per share	$(0.10)	$0.00
Diluted earnings per share	$(0.10)	$0.00

Number of common shares used in computing earnings per share:
Basic	120,368,650	118,867,678
Diluted	120,368,650	120,072,574

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Comprehensive income:
Net income (loss)	$(12,392)	$572
Other comprehensive loss, net of tax:
Currency translation difference on related borrowings	(804)	—
Currency translation difference on foreign currency net investments	699	—
Total other comprehensive loss, net of tax:	(105)	—
Comprehensive income (loss)	(12,497)	572
Comprehensive (income) loss attributable to noncontrolling interest	(154)	20
Comprehensive income (loss) attributable to controlling interest	$(12,651)	$592

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$(12,392)	$572
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	34,337	29,512
Loss on extinguishment of debt	29,673	—
(Gain) loss on disposition of assets	129	(1,148)
Deferred income tax benefit	(12,292)	(1,607)
Expenses not requiring cash	6,844	7,179
Changes in current assets and liabilities, net of effects of acquisition
Change in accounts receivable	(6,226)	(18,557)
Change in other assets	(394)	(8,018)
Change in accrued income taxes	150	1,560
Change in liabilities	(8,205)	17,747
Net cash provided by operating activities	31,624	27,240

Cash flows from investing activities:
Capital expenditures	(37,445)	(30,023)
Proceeds from the sale of assets	1,626	1,550
Net cash used in investing activities	(35,819)	(28,473)

Cash flows from financing activities:
Proceeds from issuance of debt	400,000	—
Repayments of long term debt	(416,199)	—
Repayments of term loan	(2,500)	(2,500)
Payments of debt issuance costs	(7,273)	(307)
Payments of debt extinguishment costs	(25,796)	—
Excess tax benefit (expense) from stock based compensation	335	(159)
Net cash used in financing activities	(51,433)	(2,966)

Net decrease in cash and cash equivalents	(55,628)	(4,199)
Cash and cash equivalents, beginning of year	148,689	87,886
Cash and cash equivalents, end of period	$93,061	$83,687

Supplemental cash flow information:
Interest paid	$20,443	$425
Income taxes paid	$4,131	$2,929

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	General
In the opinion of the management of Parker Drilling Company (Parker Drilling or the Company), the accompanying unaudited consolidated condensed financial statements reflect all adjustments normally recurring which we believe are necessary for a fair presentation of: (1) Parker Drilling’s financial position as of March 31, 2014 and December 31, 2013, (2) Parker Drilling’s results of operations for the three month periods ended March 31, 2014 and 2013, (3) Parker Drilling’s consolidated condensed statement of comprehensive income for the three month periods ended March 31, 2014 and 2013, and (4) Parker Drilling's cash flows for the three month periods ended March 31, 2014 and 2013. Results for the three month period ended March 31, 2014 are not necessarily indicative of the results that will be realized for the year ending December 31, 2014. The financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.
Nature of Operations — Parker Drilling, together with its subsidiaries, is an international provider of contract drilling and drilling-related services and rental tools. We have operated in over 50 countries since beginning operations in 1934, making us among the most geographically experienced drilling contractors and rental tools providers in the world. We currently have operations in 24 countries, 10 of which we entered through our acquisition in 2013 of International Tubular Services Limited and certain of its affiliates (collectively, ITS) and other related assets (the ITS Acquisition). We own and operate drilling rigs and drilling-related equipment and also perform drilling-related services, referred to as operations and maintenance (O&M) work, for customer-owned drilling rigs on a contracted basis. We have extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas. Our rental tools business supplies premium equipment to operators on land and offshore in the U.S. and select international markets. We have significant knowledge of the equipment needs of drilling operators and the logistical and product quality requirements of an effective rental tools supplier. We believe we are industry leaders in quality, health, safety and environmental practices.
Our business is currently comprised of five operating segments: Rental Tools, U.S. Barge Drilling, U.S. Drilling, International Drilling, and Technical Services. Our rental tools business provides premium rental tools for land and offshore oil and natural gas drilling and workover and production applications. Tools we provide include drill pipe, heavy-weight drill pipe, tubing, high-torque connections, BOPs, drill collars, casing running systems, tools for fishing services and more. Our U.S. barge drilling business operates barge rigs that drill for oil and natural gas in the shallow waters in and along the inland waterways and coasts of Louisiana, Alabama, and Texas. Our U.S. drilling business primarily consists of two new-design arctic-class drilling rigs in Alaska intended to address the challenges presented by the remote location, harsh climate and sensitive environment that characterize the Alaskan North Slope in addition to O&M work in support of ExxonMobil's Santa Ynez Unit offshore platform operations located in the Channel Islands region of California. Our international drilling business includes operations related to Parker-owned and customer-owned rigs. We provide O&M and other project management services, such as labor, maintenance, and logistics for operators who own their own drilling rigs, but choose Parker Drilling to operate the rigs for them. Our Technical services business includes engineering and related project services during Front End Engineering Design (FEED), pre-FEED and concept development phases of customer-owned drilling facility projects. During the engineering, procurement, commission and installation phase we focus primarily on drilling systems and we typically provide customer support during construction.
At March 31, 2014, our marketable rig fleet consisted of 13 barge drilling rigs and 23 land rigs located in the United States, Latin America and the Europe, Middle East, and Asia regions.
Consolidation — The consolidated condensed financial statements include the accounts of the Company and subsidiaries in which we exercise control or have a controlling financial interest, including entities, if any, in which the Company is allocated a majority of the entity’s losses or returns, regardless of ownership percentage. If a subsidiary of Parker Drilling has a 50 percent interest in an entity but Parker Drilling’s interest in the subsidiary or the entity does not meet the consolidation criteria described above, then that interest is accounted for under the equity method.
Noncontrolling Interest — We apply accounting standards related to noncontrolling interests for ownership interests in our subsidiaries held by parties other than Parker Drilling. The entities that comprise the noncontrolling interest include Primorsky Drill Rig Services B.V., ITS Arabia Limited, and International Tubular Services - Egypt SAE. We report noncontrolling interest as equity on the consolidated balance sheets and report net income (loss) attributable to controlling interest and to noncontrolling interest separately on the consolidated statements of operations.

Reclassifications — Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications did not materially affect our consolidated financial results.
Revenue Recognition — Contract drilling revenues and expenses, comprised of daywork drilling contracts, call-outs against master service agreements and engineering and related project service contracts, are recognized as services are performed and collection is reasonably assured. For certain contracts, we receive payments contractually designated for the mobilization of rigs and other drilling equipment. Mobilization payments received, and direct costs incurred for the mobilization, are deferred and recognized over the term of the related drilling contract; however, costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. For contracts accounted for under the milestone method of revenue recognition, revenue is recognized on achievement of specified procurement coordination and delivery events in regards to our customer's newly manufactured drilling rig. Reimbursements received for out-of-pocket expenses are recorded as both revenues and direct costs. For contracts that are terminated prior to the specified term, early termination payments received by us are recognized as revenues when all contractual requirements are met. Revenues from rental activities are recognized ratably over the rental term which is generally less than six months. Construction contract revenues and costs are recognized on a percentage of completion basis utilizing the cost-to-cost method.
Reimbursable Costs — The Company recognizes reimbursements received for out-of-pocket expenses incurred as revenues and accounts for out-of-pocket expenses as direct operating costs. Such amounts totaled $16.4 million and $14.8 million during the first quarters of 2014 and 2013, respectively. Additionally, the Company typically receives a nominal handling fee, which is recognized as earned in revenues in our consolidated statement of operations.
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
Intangible Assets – We recorded $8.5 million to recognize the fair values of definite-lived intangible assets assumed in the ITS Acquisition. Definite-lived intangible assets recorded in connection with the ITS Acquisition primarily relate to trade names, customer relationships, and developed technology and will be amortized over a weighted average period of approximately 3 years. See Note 2 - Acquisition of ITS for further discussion of the ITS Acquisition and fair value estimates.
Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and gas companies. We generally do not require collateral on our trade receivables.
At March 31, 2014 and December 31, 2013, we had deposits in domestic banks in excess of federally insured limits of approximately $50.8 million and $104.3 million, respectively. In addition, as of March 31, 2014 and December 31, 2013, we had deposits in foreign banks, which were not insured of $43.9 million and $50.1 million, respectively.
Our customer base primarily consists of major, independent, national and international oil and gas companies and integrated service providers. We depend on a limited number of significant customers. Our largest customer, Exxon Neftegas Limited (ENL), constituted 17.1% of our revenues for the three months ended March 31, 2014. Each of our segments depends on a limited number of key customers and the loss of any one or more key customers could have a material adverse effect on a segment.

2.	Acquisition of ITS
On April 22, 2013 we acquired ITS for an initial purchase price of $101.0 million paid at the closing of the ITS Acquisition. An additional $24.0 million was deposited into an escrow account, which is payable to the seller or to us, as the case may be, in accordance with the ITS Acquisition agreement (the Acquisition Agreement). As of March 31, 2014, $7.0 million of the escrow funds had been released to the seller. The ITS Acquisition closed simultaneously with the execution of the Acquisition Agreement on April 22, 2013.
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
(1)    Based on the terms of the Acquisition Agreement, $5.0 million of the $24.0 million in escrow to be paid to the seller is contingent upon certain future liabilities that could become due by ITS in certain jurisdictions. Any payments in relation to these liabilities will be deducted from the $5.0 million escrow amount and the net balance of the escrow will be paid to the seller. We estimate that the entire $5.0 million in escrow will be paid to the seller, and therefore, the estimated fair value of the consideration in escrow related to these liabilities is $5.0 million. We do not expect to receive any amount back from escrow, and therefore did not record a receivable from the escrow. Any changes to the fair value of the contingent consideration in the future of less than $5.0 million will result in recording a receivable from escrow. The receivable will be recorded at fair value. As of March 31, 2014, the fair value of the receivable was $0.0 million.
Allocation of Consideration Transferred to Net Assets Acquired
We have finalized the determination of the fair values of the assets acquired and liabilities assumed as set forth below. The acquired assets and assumed liabilities were subject to adjustment during a one-year measurement period subsequent to the ITS Acquisition as permitted under GAAP. The estimated fair values of certain assets and liabilities, primarily receivables, intangible assets, property, plant and equipment, taxes, contingencies and noncontrolling interests required judgments and assumptions that resulted in adjustments made to these estimates during the measurement period. The measurement period adjustments were recorded to reflect new information obtained about facts and circumstances existing as of the ITS Acquisition and did not result from subsequent intervening events.

April 22, 2013
(In thousands)

Cash and cash equivalents	$7,009
Accounts and notes receivable, net (1)	48,184
Other current assets	1,803
Accounts payable and accrued liabilities (2)	(35,156)
Accrued income taxes	(1,251)
Working capital excluding rig materials and supplies	20,589
Rig materials and supplies	11,514
Property, plant and equipment, net (3)	72,935
Investment in joint venture	4,134
Other noncurrent assets	2,818
Total tangible assets	111,990
Deferred income tax assets - current (4)	222
Deferred income tax assets - noncurrent (4)	11,640
Intangible assets (5)	8,500
Total assets acquired	132,352
Other long-term liabilities	(211)
Long-term deferred tax liability	(2,796)
Net assets acquired	129,345
Less: Noncontrolling interest (6)	(4,345)
Total consideration transferred	$125,000

(1) Our provisional allocation included $54.7 million of gross contractual accounts receivable. During the 2013 fourth quarter, adjustments of $1.2 million were recorded as of December 31, 2013 resulting in final fair value of gross accounts receivable of $55.9 million. These adjustments were recorded to reflect recognition of receivables for revenue earned prior to the acquisition date. Additionally, the initial allocation included $5.9 million of allowance for doubtful accounts. During the 2014 first quarter, we recorded an additional $1.9 million allowance to reserve against receivables that existed as of the acquisition date and were deemed to be uncollectible based on new information obtained during the measurement period that existed at the time of acquisition.
(2) Our provisional allocation included $39.2 million of accounts payable and accrued liabilities. During the 2013 third quarter we recorded a reclassification of $4.0 million to reclassify reserves to property, plant, and equipment. This reclassification was reflected in our December 31, 2013 consolidated balance sheet but was not included in our disclosure of the Allocation of Consideration Transferred to Net Assets Acquired as of December 31, 2013. We have corrected this as of March 31, 2014 and do not believe the reclassification is material to our previously reported disclosure.
(3) Management determined that the fair value of the net assets acquired less noncontrolling interest equaled consideration paid. Therefore no goodwill was recorded. Our provisional allocation included an adjustment of $40.2 million to reduce the historical carrying value of the acquired property, plant and equipment to its estimated fair value at the date of acquisition. The measurement period adjustments to receivables, deferred income taxes, intangibles, and noncontrolling interests directly impacted the determination of the final fair value of the acquired property, plant and equipment, resulting in measurement period adjustments totaling $2.6 million to increase the fair value of property, plant and equipment.
(4) Our provisional allocation included $14.4 million of deferred tax assets. During the measurement period, adjustments of ($2.9) million and $0.4 million were recorded as of December 31, 2013 and March 31, 2014, respectively, resulting in final fair value of deferred tax assets of $11.9 million. Adjustments to deferred income tax assets primarily related to the differences between the final acquisition date fair value and tax basis of acquired property, plant and equipment.

(5) Our provisional allocation included $10.0 million and $0.2 million to reflect the estimated fair values of definite- and indefinite-lived intangible assets, respectively, for the ITS Acquisition. During the 2013 fourth quarter we recorded adjustments of $1.5 million and $0.2 million to reduce the value of the definite- and indefinite-lived intangible assets down to $8.5 million and zero respectively. Our depreciation and amortization expense for the year ended December 31, 2013 reflects this valuation adjustment. Definite-lived intangible assets recorded in connection with the ITS Acquisition, which primarily relate to trade names, customer relationships, and developed technology will be amortized over a weighted average period of approximately 3.4 years.
(6) Our provisional allocation included noncontrolling interest of $2.7 million. The estimated fair value of the noncontrolling interest was calculated as a percentage of the net assets acquired related to certain subsidiaries in which ITS holds less than a 100 percent controlling interest. The fair value of the net assets of these subsidiaries was primarily based on the income approach valuation model. During the 2014 first quarter, we obtained new information about the acquired subsidiaries that existed at the date of acquisition which resulted in an increase in the acquisition date fair value of $1.6 million, resulting in a final fair value of the noncontrolling interest of $4.3 million.
The impacts to our December 31, 2013 consolidated balance sheet for the revisions to the provisional allocation made during the 2014 first quarter are as follows:

Increase/(Decrease)
(In thousands)

Accounts and notes receivable, net	$(1,859)
Total current assets	(1,859)
Property, plant and equipment	3,072
Deferred income tax assets - noncurrent	391
Total non-current assets	3,463
Total assets	$1,604

Long-term deferred tax liabilities	(60)
Total non-current liabilities	(60)
Total liabilities	$(60)

Noncontrolling interest	$1,664
Total liabilities and stockholder's equity	$1,604
The impact of the revisions to the provisional allocation recorded during the 2014 first quarter, including the impact to depreciation expense related to the increase in property, plant and equipment, are not material to our historical consolidated financial statements or disclosures.

Acquisition Related Costs

Acquisition-related transaction costs, consisting of various advisory, compliance, legal, accounting, valuation and other professional or consulting fees, were nominal for the three month period ended March 31, 2014 and were $22.5 million for the year ended December 31, 2013. These costs were expensed as incurred and included in general and administrative expense on our consolidated condensed statement of operations. Debt issuance costs of $5.4 million associated with our $125 million term loan, fully funded by Goldman Sachs Bank USA as Sole Lead Arranger and Administrative Agent (the Goldman Term Loan) issued on April 18, 2013 were initially deferred to be amortized to interest expense over the life of the term loan. However, the Goldman Term Loan was repaid on July 30, 2013 with net proceeds from the issuance of $225.0 million aggregate principal amount of 7.50% Senior Notes due August 1, 2020 (see Note 8 - Long-Term Debt, for further discussion), and the unamortized deferred costs of $5.1 million were expensed during the third quarter of 2013.

Supplemental Pro forma Results
ITS’s results of operations have been included in our financial statements for periods subsequent to April 22, 2013, the effective date of the ITS Acquisition. ITS contributed revenues of $88.0 million and net income of approximately $10.0 million to Parker Drilling for the period from the closing of the ITS Acquisition through December 31, 2013. For the three months ended March 31, 2014 ITS contributed revenues of $27.8 million and net loss of approximately $2.0 million.
The following unaudited supplemental pro forma results present consolidated information for the three months ended March 31, 2013 as if the ITS Acquisition had been completed on January 1, 2012.  The pro forma results have been calculated after applying our accounting policies and include, among others, (i) the amortization associated with the fair value of the acquired intangible assets, (ii) interest expense associated with the Goldman Term Loan and (iii) the impact of certain fair value adjustments such as a decrease in depreciation expense related to the write-down in property, plant and equipment. The pro forma results do not include any potential synergies, non-recurring charges which result directly from the ITS Acquisition, cost savings or other expected benefits of the ITS Acquisition. The pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place at the beginning of the period presented and should not be taken as representative of our future consolidated results of operations.

Three Months Ended March 31, 2013
(Dollars in thousands except per share data)
Revenue	$199,951
Net income	$6,715
Net income attributable to Parker Drilling	$6,735
Earnings per share - basic	$0.06
Earnings per share - diluted	$0.06

Basic number of shares	118,867,678
Diluted number of shares	120,072,574

3. Earnings per share (EPS)

	Three Months Ended March 31, 2014
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$(12,549,000)	120,368,650	$(0.10)
Effect of dilutive securities:
Restricted stock	—	—	—
Diluted EPS	$(12,549,000)	120,368,650	$(0.10)

	Three Months Ended March 31, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$592,000	118,867,678	$0.00
Effect of dilutive securities:
Restricted stock	—	1,204,896	—
Diluted EPS	$592,000	120,072,574	$0.00

For the three months ended March 31, 2014 all common shares potentially issuable in connection with outstanding restricted stock unit awards have been excluded from the calculation of diluted EPS as the company incurred a loss during the quarter, and therefore, inclusion of such potential common shares in the calculation of diluted EPS would be anti-dilutive.

4. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

Foreign Currency Items
(in thousands)
December 31, 2013	$1,888
Current period other comprehensive income (loss)	(105)
March 31, 2014	$1,783

No amounts were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2014.

5.	Reportable Segments
We report our business activities in five business segments: (1) Rental Tools, (2) U.S. Barge Drilling, (3) U.S. Drilling, (4) International Drilling, and (5) Technical Services. We eliminate inter-segment revenues and expenses.

The following table represents the results of operations by reportable segment:

	Three Months Ended March 31,
Operations by Reportable Industry Segment	2014	2013
	(Dollars in Thousands)
Revenues:
Rental Tools (1)	$80,506	$57,082
U.S. Barge Drilling (1)	30,490	29,865
U.S. Drilling (1)	19,417	11,635
International Drilling(1)	85,469	64,650
Technical Services(1)	13,343	3,903
Total revenues	229,225	167,135
Operating gross margin:
Rental Tools (2)	13,345	21,507
U.S. Barge Drilling (2)	7,824	8,758
U.S. Drilling (2)	1,641	(4,052)
International Drilling (2)	5,477	(5,645)
Technical Services (2)	576	309
Total operating gross margin	28,863	20,877
General and administrative expense	(8,964)	(12,845)
Gain (loss) on disposition of assets, net	(129)	1,148
Total operating income	19,770	9,180
Interest expense	(12,039)	(10,006)
Interest income	32	59
Loss on extinguishment of debt	(29,673)	—
Other	895	(165)
Loss from continuing operations before income taxes	$(21,015)	$(932)

(1)
For the three months ended March 31, 2014, our largest customer, ENL, constituted 17.1% of our total consolidated revenues and approximately 37.6% and 52.4% of our International Drilling and Technical Services segment revenues, respectively. For the three months ended March 31, 2013, our largest customer, ENL, constituted approximately 15.1% of our total consolidated revenues and approximately 38.5% of our International Drilling segment revenues.

(2)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

6.	Accounting for Uncertainty in Income Taxes
We apply the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At March 31, 2014, we had a liability for unrecognized tax benefits of $12.4 million (which includes $5.6 million of benefits which would favorably impact our effective tax rate upon recognition) primarily related to foreign operations. As of March 31, 2013, we had a liability for unrecognized tax benefits of $10.0 million ($3.2 million of which, if recognized, would favorably impact our effective tax rate). In addition, we recognize interest and penalties that could be applied to uncertain tax positions in periodic income tax expense. As of March 31, 2014 and December 31, 2013, we had approximately $8.1 million and $7.9 million, respectively, of accrued interest and penalties related to uncertain tax positions.
During the first quarter ended March 31, 2014, we appealed notices of assessment related to deductions claimed in Kazakhstan by one of our subsidiaries. Management is currently evaluating the assessments and appellate process and does not anticipate a material change to our financial position. We believe that it is reasonably possible that settlement of approximately $6.1 million included in the liability for unrecognized tax benefits may occur within the coming year.

7.	Income Tax Benefit/Expense
During the first quarter of 2014 we had an income tax benefit of $8.6 million compared to $1.5 million for the first quarter of 2013. The increase in current period income tax benefit is primarily due to the reduction of pre-tax earnings in the first quarter of 2014 when compared with pre-tax earnings reported for the 2013 first quarter primarily driven by the debt extinguishment costs recorded during the 2014 first quarter.

8.	Long-Term Debt
The following table illustrates our debt portfolio as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(Dollars in Thousands)
6.75% Senior Notes, due July 2022	$360,000	$—
7.50% Senior Notes, due August 2020	225,000	225,000
9.125% Senior Notes, due April 2018	8,875	428,781
Term Note, due December 2017	37,500	—
Total debt	631,375	653,781
Less current portion	18,801	25,000
Total long-term debt	$612,574	$628,781

6.75% Senior Notes, due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of 6.75% Senior Notes due 2022 (6.75% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 6.75% Notes offering plus a $40.0 million draw under the Secured Credit Agreement (as defined below) and cash on hand, were utilized to redeem $416.2 million aggregate principal amount of our outstanding 9.125% Notes due 2018 pursuant to a tender and consent solicitation offer commenced on January 7, 2014. See further discussion of the tender and consent solicitation offer below entitled "9.125% Senior Notes, due April 2018".
The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under our Secured Credit Agreement, our 7.50% Notes (as defined below) or our 9.125% Notes (as defined below, and collectively with the 7.50% Notes and the 6.75% Notes, the Senior Notes). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.3 million ($7.1 million net of amortization as of March 31, 2014) are being amortized over the term of the notes using the effective interest rate method.
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
The Indenture restricts our ability and the ability of certain subsidiaries to: (i) sell assets, (ii) pay dividends or make other distributions on capital stock or redeem or repurchase capital stock or subordinated indebtedness, (iii) make investments, (iv) incur or guarantee additional indebtedness, (v) create or incur liens, (vi) enter into sale and leaseback transactions, (vii) incur dividend or other payment restrictions affecting subsidiaries, (viii) merge or consolidate with other entities, (ix) enter into transactions with affiliates, and (x) engage in certain business activities. Additionally, the Indenture contains certain restrictive covenants designating certain events as Events of Default. These covenants are subject to a number of important exceptions and qualifications.
7.50% Senior Notes, due August 2020
On July 30, 2013, we issued $225.0 million aggregate principal amount of 7.50% Senior Notes due 2020 (7.50% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 7.50% Notes offering were primarily used to repay the $125.0 million aggregate principal amount of the Goldman Term Loan, to repay $45.0 million of Term Loan borrowings under our Secured Credit Agreement and for general corporate purposes.
The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under our Secured Credit Agreement or any of our other series of Senior Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.5 million ($5.1 million, net of amortization as of March 31, 2014) are being amortized over the term of the notes using the effective interest rate method.
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
On January 7, 2014, we commenced a tender and consent solicitation with respect to the 9.125% Notes. The tender offer price was $1,061.98, inclusive of a $30.00 consent payment, for each $1,000 principal amount of 9.125% Notes, plus accrued and unpaid interest. On January 22, 2014, we paid $453.7 million for the tendered 9.125% Notes, comprised of $416.2 million of aggregate principal amount of the 9.125% Notes, $25.8 million of tender and consent premiums and $11.7 million of accrued interest. In connection with the tender and consent solicitation, approximately $3.7 million of unamortized debt issuance premium and approximately $7.6 million of debt issuance costs were written off in the three months ended March 31, 2014. On April 1, 2014, we redeemed the remaining $8.8 million outstanding 9.125% Notes for a purchase price of $9.6 million, inclusive of a $0.4 million call premium and $0.4 million interest.
Amended and Restated Credit Agreement
On December 14, 2012, we entered into an Amended and Restated Credit Agreement (Secured Credit Agreement) consisting of a senior secured $80.0 million revolving facility (Revolver) and a senior secured term loan facility (Term Loan) of $50.0 million. The Secured Credit Agreement provides that, subject to certain conditions, including the approval of the Administrative Agent and the lenders’ acceptance (or additional lenders being joined as new lenders), the amount of the Term Loan or Revolver can be increased by an additional $50.0 million, so long as after giving effect to such increase, the aggregate commitments are not in excess of $180.0 million.
Our obligations under the Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified barge rigs and rental equipment. The Secured Credit Agreement contains customary affirmative and negative covenants with which we were in compliance as of March 31, 2014 and December 31, 2013. The Secured Credit Agreement matures on December 14, 2017.
Revolver
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Under the Secured Credit Agreement, the Applicable Rate varies from a rate per annum ranging from 2.50 percent to 3.00 percent for LIBOR rate loans and 1.50 percent to 2.00 percent for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the Secured Credit Agreement). Revolving loans are available subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and rental equipment of the Company and its subsidiary guarantors. There were no revolving loans outstanding at March 31, 2014 and December 31, 2013. Letters of credit outstanding against the Revolver as of March 31, 2014 and December 31, 2013 totaled $6.0 million and $4.6 million, respectively.
Term Loan
The Term Loan originated at $50.0 million on December 14, 2012 and requires quarterly principal payments of $2.5 million, which began March 31, 2013. Interest on the Term Loan accrues at a Base Rate plus 2.00 percent or LIBOR plus 3.00 percent. The outstanding balance on the Term Loan at December 31, 2013 was zero. and as of March 31, 2014 the remaining balance on the Term Loan was $37.5 million. We are no longer able to re-borrow amounts under the Term Loan.

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
Fair value of our debt instruments is determined using Level 2 inputs. Fair values and related carrying values of our debt instruments were as follows for the periods indicated:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Long-term Debt
6.75% Notes	$360,000	$371,700	$—	$—
7.50% Notes	225,000	240,188	225,000	236,250
9.125% Notes	8,801	9,202	425,000	446,250
Total	$593,801	$621,090	$650,000	$682,500

The assets acquired and liabilities assumed in the ITS Acquisition were recorded at fair value in accordance with U.S. GAAP. Acquisition date fair values represent either Level 2 fair value measurements (current assets and liabilities, property, plant and equipment) or Level 3 fair value measurements (intangible assets).
Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the three months ended March 31, 2014.

10.	Commitments and Contingencies
Asbestos-Related Claims
We are from time to time a party to various lawsuits in the ordinary course of business that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At March 31, 2014, there were approximately 15 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of California, Illinois and Mississippi.
We intend to defend ourselves vigorously and, based on the information available to us at this time, we do not expect the outcome to have a material adverse effect on our financial condition, results of operations or cash flows. However, we are unable to predict the ultimate outcome of these lawsuits. No amounts were accrued at March 31, 2014.
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

ITS Internal Controls
Our due diligence process with respect to the ITS Acquisition identified certain transactions that suggest that ITS' pre-acquisition internal controls may have failed to prevent violations of potentially applicable international trade and anti-corruption laws, including those of the United Kingdom. We have investigated such violations and have and will, as appropriate, make any identified violations known to relevant authorities, cooperate with any resulting investigations and take proper remediation measures (including seeking any necessary government authorizations). While it is possible that matters may arise where a contingency may require further accounting considerations, we do not believe that as a result of these matters a loss is probable and estimable at this time.

11.	Recent Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that companies present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This accounting guidance was effective for our first quarter in fiscal 2013 and did not impact the presentation of our condensed consolidated financial statements and related notes.
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when: (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This accounting guidance is effective for our first quarter in fiscal 2014 and does not impact our condensed consolidated financial statements.

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

We are providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	March 31, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$30,649	$15,916	$46,496	$—	$93,061
Accounts and notes receivable, net	(12)	122,122	142,327	—	264,437
Rig materials and supplies	—	2,578	41,910	—	44,488
Deferred costs	—	—	10,698	—	10,698
Deferred income taxes	(2)	7,447	1,528	—	8,973
Other tax assets	50,772	(42,985)	15,526	—	23,313
Other current assets	—	6,122	14,040	—	20,162
Total current assets	81,407	111,200	272,525	—	465,132
Property, plant and equipment, net	(19)	564,469	309,850	—	874,300
Investment in subsidiaries and intercompany advances	2,043,180	(135,328)	1,892,995	(3,800,847)	—
Other noncurrent assets	(450,209)	475,387	253,763	(118,005)	160,936
Total assets	$1,674,359	$1,015,728	$2,729,133	$(3,918,852)	$1,500,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18,801	$—	$—	$—	$18,801
Accounts payable and accrued liabilities	67,464	92,591	262,044	(254,644)	167,455
Accrued income taxes	(4,420)	6,767	14,848	—	17,195
Total current liabilities	81,845	99,358	276,892	(254,644)	203,451
Long-term debt	612,574	—	—	—	612,574
Other long-term liabilities	5,036	6,664	5,827	—	17,527
Long-term deferred tax liability	—	50,229	(9,203)	—	41,026
Intercompany payables	354,161	514,644	626,054	(1,494,859)	—
Contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock	20,164	18,049	43,003	(61,052)	20,164
Capital in excess of par value	660,742	740,441	1,572,919	(2,313,360)	660,742
Retained earnings (accumulated deficit)	(60,163)	(413,657)	208,594	205,063	(60,163)
Accumulated other comprehensive income	—	—	1,783	—	1,783
Total controlling interest stockholders’ equity	620,743	344,833	1,826,299	(2,169,349)	622,526
Noncontrolling interest	—	—	3,264	—	3,264
Total equity	620,743	344,833	1,829,563	(2,169,349)	625,790
Total liabilities and stockholders’ equity	$1,674,359	$1,015,728	$2,729,133	$(3,918,852)	$1,500,368

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	December 31, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$88,697	$8,310	$51,682	$—	$148,689
Accounts and notes receivable, net	—	101,299	156,590	—	257,889
Rig materials and supplies	—	3,002	38,779	—	41,781
Deferred costs	—	—	13,682	—	13,682
Deferred income taxes	(57)	8,435	1,562	—	9,940
Other tax assets	54,524	(46,770)	16,325	—	24,079
Other current assets	—	9,089	14,134	—	23,223
Total current assets	143,164	83,365	292,754	—	519,283
Property, plant and equipment, net	60	562,148	309,148	—	871,356
Investment in subsidiaries and intercompany advances	1,906,128	(336,570)	1,667,937	(3,237,495)	—
Other noncurrent assets	(457,954)	468,864	250,983	(117,776)	144,117
Total assets	$1,591,398	$777,807	$2,520,822	$(3,355,271)	$1,534,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$25,000	$—	$—	$—	$25,000
Accounts payable and accrued liabilities	75,268	92,546	261,436	(254,364)	174,886
Accrued income taxes	—	725	6,541	—	7,266
Total current liabilities	100,268	93,271	267,977	(254,364)	207,152
Long-term debt	628,781	—	—	—	628,781
Other long-term liabilities	5,037	6,743	15,134	—	26,914
Long-term deferred tax liability	—	51,747	(12,980)	—	38,767
Intercompany payables	227,504	291,783	422,645	(941,932)	—
Contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock	20,075	18,049	43,003	(61,052)	20,075
Capital in excess of par value	657,349	740,438	1,572,919	(2,313,357)	657,349
Retained earnings (accumulated deficit)	(47,616)	(424,224)	208,790	215,434	(47,616)
Accumulated other comprehensive income	—	—	1,888	—	1,888
Total controlling interest stockholders’ equity	629,808	334,263	1,826,600	(2,158,975)	631,696
Noncontrolling interest	—	—	1,446	—	1,446
Total Equity	629,808	334,263	1,828,046	(2,158,975)	633,142
Total liabilities and stockholders’ equity	$1,591,398	$777,807	$2,520,822	$(3,355,271)	$1,534,756

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended March 31, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$123,431	$149,132	$(43,338)	$229,225
Operating expenses	—	76,548	132,815	(43,338)	166,025
Depreciation and amortization	—	20,168	14,169	—	34,337
Total operating gross margin	—	26,715	2,148	—	28,863
General and administration expense (1)	(70)	(8,464)	(430)	—	(8,964)
Gain on disposition of assets, net	(79)	(81)	31	—	(129)
Total operating income (loss)	(149)	18,170	1,749	—	19,770
Other income and (expense):
Interest expense	(12,715)	(50)	(2,499)	3,225	(12,039)
Interest income	439	176	2,642	(3,225)	32
Extinguishment of debt	(29,673)	—	—	—	(29,673)
Other	—	128	767	—	895
Equity in net earnings of subsidiaries	10,489	—	—	(10,489)	—
Total other income (expense)	(31,460)	254	910	(10,489)	(40,785)
Income (benefit) before income taxes	(31,609)	18,424	2,659	(10,489)	(21,015)
Total income tax expense (benefit)	(19,060)	6,384	4,053	—	(8,623)
Net income (loss)	(12,549)	12,040	(1,394)	(10,489)	(12,392)
Less: Net income (loss) attributable to noncontrolling interest	—	—	157	—	157
Net income (loss) attributable to controlling interest	$(12,549)	$12,040	$(1,551)	$(10,489)	$(12,549)

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$104,342	$86,300	$(23,507)	$167,135
Operating expenses	—	58,578	81,675	(23,507)	116,746
Depreciation and amortization	—	18,659	10,853	—	29,512
Total operating gross margin	—	27,105	(6,228)	—	20,877
General and administration expense (1)	(45)	(12,732)	(68)	—	(12,845)
Gain on disposition of assets, net	—	1,108	40	—	1,148
Total operating income (loss)	(45)	15,481	(6,256)	—	9,180
Other income and (expense):
Interest expense	(10,980)	(24)	(3,417)	4,415	(10,006)
Interest income	1,569	190	2,715	(4,415)	59
Loss on extinguishment of debt	—	—	—	—	—
Other	37	101	(303)	—	(165)
Equity in net earnings of subsidiaries	179	—	—	(179)	—
Total other income (expense)	(9,195)	267	(1,005)	(179)	(10,112)
Income (loss) before income taxes	(9,240)	15,748	(7,261)	(179)	(932)
Income tax expense (benefit)	(9,832)	5,589	2,739	—	(1,504)
Net income (loss)	592	10,159	(10,000)	(179)	572
Less: Net income (loss) attributable to noncontrolling interest	—	—	(20)	—	(20)
Net income (loss) attributable to controlling interest	$592	$10,159	$(9,980)	$(179)	$592

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income (loss)	$(12,549)	$12,040	$(1,394)	$(10,489)	$(12,392)
Other comprehensive loss, net of tax:
Currency translation difference on related borrowings	—	—	(804)	—	(804)
Currency translation difference on foreign currency net investments			699		699
Total other comprehensive loss, net of tax:	—	—	(105)	—	(105)
Comprehensive income (loss)	(12,549)	12,040	(1,499)	(10,489)	(12,497)
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(154)	—	(154)
Comprehensive income (loss) attributable to controlling interest	$(12,549)	$12,040	$(1,653)	$(10,489)	$(12,651)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income (loss)	$592	$10,159	$(10,000)	$(179)	$572
Other comprehensive loss, net of tax:
Currency translation difference on related borrowings	—	—	—	—	—
Currency translation difference on foreign currency net investments			—		—
Total other comprehensive loss, net of tax:	—	—	—	—	—
Comprehensive income (loss)	592	10,159	(10,000)	(179)	572
Comprehensive (income) loss attributable to noncontrolling interest	—	—	20	—	20
Comprehensive income (loss) attributable to controlling interest	$592	$10,159	$(9,980)	$(179)	$592

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(12,549)	$12,040	$(1,394)	$(10,489)	$(12,392)
Adjustments to reconcile net income (loss):
Depreciation and amortization	—	20,168	14,169	—	34,337
Loss on extinguishment of debt	29,673	—	—	—	29,673
Gain on disposition of assets	79	81	(31)	—	129
Deferred income tax expense	(17,472)	3,891	1,289	—	(12,292)
Expenses not requiring cash	4,180	129	2,535	—	6,844
Equity in net earnings of subsidiaries	(10,489)	—	—	10,489	—
Change in accounts receivable	11	(18,803)	12,566	—	(6,226)
Change in accrued income taxes	(4,420)	7,206	(2,636)	—	150
Change in other assets	12,746	(14,180)	1,040	—	(394)
Change in liabilities	(8,476)	(34)	305	—	(8,205)
Net cash provided by (used in) operating activities	(6,717)	10,498	27,843	—	31,624

Cash flows from investing activities:
Capital expenditures	—	(25,523)	(11,922)	—	(37,445)
Proceeds from the sale of assets	—	472	1,154	—	1,626
Net cash (used in) investing activities	—	(25,051)	(10,768)	—	(35,819)

Cash flows from financing activities:
Proceeds from debt issuance	400,000	—	—	—	400,000
Repayments of long term debt	(416,199)	—	—	—	(416,199)
Paydown on term note	(2,500)	—	—	—	(2,500)
Payment of debt issuance costs	(7,273)	—	—	—	(7,273)
Payment of debt extinguishment costs	(25,796)	—	—	—	(25,796)
Excess tax benefit from stock-based compensation	335	—	—	—	335
Intercompany advances, net	102	22,159	(22,261)	—	—
Net cash provided by (used in) financing activities	(51,331)	22,159	(22,261)	—	(51,433)

Net change in cash and cash equivalents	(58,048)	7,606	(5,186)	—	(55,628)
Cash and cash equivalents at beginning of year	88,697	8,310	51,682	—	148,689
Cash and cash equivalents at end of year	$30,649	$15,916	$46,496	$—	$93,061

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$592	$10,159	$(10,000)	$(179)	$572
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	—	18,659	10,853	—	29,512
Gain on disposition of assets	—	(1,108)	(40)	—	(1,148)
Deferred income tax expense	(8,310)	2,936	3,767	—	(1,607)
Expenses not requiring cash	2,951	5,875	(1,647)	—	7,179
Equity in net earnings of subsidiaries	(179)	—	—	179	—
Change in accounts receivable	(25)	(14,540)	(3,992)	—	(18,557)
Change in other assets	(3,051)	(3,030)	(1,937)	—	(8,018)
Change in accrued income taxes	(630)	1,141	1,049	—	1,560
Change in liabilities	10,412	3,784	3,551	—	17,747
Net cash provided by operating activities	1,760	23,876	1,604	—	27,240

Cash flows from investing activities:
Capital expenditures	—	(21,998)	(8,025)	—	(30,023)
Proceeds from the sale of assets	—	1,504	46	—	1,550
Net cash (used in) investing activities	—	(20,494)	(7,979)	—	(28,473)

Cash flows from financing activities:
Paydown on term note	(2,500)	—	—	—	(2,500)
Payment of debt issuance costs	(307)	—	—	—	(307)
Excess tax benefit from stock-based compensation	(159)	—	—	—	(159)
Intercompany advances, net	2,447	(8,484)	6,037	—	—
Net cash provided by (used in) financing activities	(519)	(8,484)	6,037	—	(2,966)

Net change in cash and cash equivalents	1,241	(5,102)	(338)	—	(4,199)
Cash and cash equivalents at beginning of year	42,251	11,023	34,612	—	87,886
Cash and cash equivalents at end of year	$43,492	$5,921	$34,274	$—	$83,687

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses we make in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although we believe our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as those factors set forth in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2013 and our other public filings with the Securities and Exchange Commission, and any other cautionary language included in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:

•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business including potential country failures and downgrades;

•	our inability to access the credit or bond markets;

•	U.S. credit market volatility resulting from the U.S. national debt and potential further downgrades of the U.S. credit rating;

•	the U.S. economy and the demand for natural gas;

•	low U.S. natural gas prices that could adversely affect our U.S. drilling, barge rig and U.S. rental tools businesses;

•	worldwide demand for oil;

•	fluctuations in the market prices of oil and natural gas, including the inability or unwillingness of our customers to fund drilling programs in low price cycles;

•	imposition of unanticipated trade restrictions;

•	unanticipated operating hazards and uninsured risks;

•	political instability, terrorism or war;

•	governmental regulations, including changes in accounting rules or tax laws that adversely affect the cost of doing business or our ability to remit funds to the U.S.;

•	changes in the tax laws that would allow double taxation on foreign sourced income;

•	the outcome of investigations into possible violations of laws;

•	adverse environmental events;

•	adverse weather conditions;

•	global health concerns;

•	changes in the concentration of customer and supplier relationships;

•	ability of our customers and suppliers to obtain financing for their operations;

•	ability of our customers to fund drilling plans;

•	unexpected cost increases for new construction and upgrade and refurbishment projects;

•	delays in obtaining components for capital projects and in ongoing operational maintenance and equipment certifications;

•	shortages of skilled labor;

•	unanticipated cancellation of contracts by customers or operators;

•	breakdown of equipment;

•	other operational problems including delays in start-up or commissioning of rigs;

•	changes in competition;

•	any failure to realize expected benefits from acquisitions;

•	the effect of litigation and contingencies; and

•	other similar factors, some of which are discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and in our other reports and filings with the SEC.
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

OVERVIEW AND OUTLOOK
Overview
First quarter results, compared with those of the 2013 first quarter, reflect gains from business growth, operating improvements and the impact of the ITS acquisition, an international rental tool business, that positions us to participate and grow in several key international rental tools markets. Our U.S. rental tools business raised its utilization in the U.S. land drilling market while remaining competitive with market conditions. Our U.S. Gulf of Mexico barge drilling business continued to make gains in dayrate. As a result of harsh winter conditions that impacted overall drilling activity in GOM inland waters in the 2014 first quarter, our overall fleet utilization declined. Our international drilling operation significantly raised its rig fleet utilization, as we successfully deployed several previously idle rigs, including relocating two rigs from Kazakhstan to the Kurdistan region of Iraq to participate in the growing opportunities in that market. In addition, in the 2014 first quarter we benefited from a full quarter of operation of the second of our two arctic-class drill rigs and a three-platform O&M contract, both of which commenced in February, 2013.
Outlook
Based on recent experience and current and projected market and operating conditions, we expect revenue and earnings to grow in 2014, due to improving conditions in our U.S. and international markets and from leveraging the projected market growth and strengthening our operating performance.
While conditions in the U.S. land drilling market for rental tools remain competitive, our recent increases in equipment utilization position us to benefit from market growth expected by many industry forecasts for later this year. In addition, we expect to further expand our rental tools participation in the growing GOM offshore drilling market. The performance of our international rental tools operation is expected to improve as contracted jobs and new work get started and we benefit from the deployment of new capital equipment.
We expect market conditions in the U.S. Gulf of Mexico inland waters to support continued high utilization of our barge drilling fleet. The addition of Rig 55B to our fleet during the 2014 second quarter should augment the U.S. Barge Drilling segment’s contribution to revenues and earnings.
Our U.S. Drilling segment is expected to continue to deliver solid operating results and cash flow from its rig operations and O&M contract.
We expect market conditions in the international drilling markets we serve to provide sufficient tender activity and contract renewal opportunities to maintain our international rig fleet utilization near current levels without significant breaks in activity.
As we continue to strengthen our ability to consistently provide our customers with innovative, reliable and efficient responses to their operational needs, we expect there will be additional opportunities to enhance returns and produce further growth.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013
Revenues of $229.2 million for the three months ended March 31, 2014 increased $62.1 million, or 37.1%, compared with $167.1 million for the three months ended March 31, 2013. Operating gross margin increased $8.0 million or 38.3%, to $28.9 million, for the three months ended March 31, 2014 compared with $20.9 million for the three months ended March 31, 2013. We incurred a net loss attributable to controlling interest of $12.5 million for the three months ended March 31, 2014, compared with net income of $0.6 million for the three months ended March 31, 2013.
The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended March 31,
	2014		2013
	(Dollars in Thousands)
Revenues:
Rental Tools	$80,506	35%	$57,082	34%
U.S. Barge Drilling	30,490	13%	29,865	18%
U.S. Drilling	19,417	9%	11,635	7%
International Drilling	85,469	37%	64,650	39%
Technical Services	13,343	6%	3,903	2%
Total revenues	229,225	100%	167,135	100%
Operating gross margin excluding depreciation and amortization:
Rental Tools gross margin	28,751	36%	32,207	56%
U.S Barge Drilling gross margin	11,836	39%	12,424	42%
U.S. Drilling gross margin	5,563	29%	326	3%
International Drilling gross margin	16,399	19%	5,096	8%
Technical Services gross margin	651	5%	336	9%
Total operating gross margin excluding depreciation and amortization	63,200	28%	50,389	30%
Depreciation and amortization	(34,337)		(29,512)
Total operating gross margin	28,863		20,877
General and administrative expense	(8,964)		(12,845)
Gain (loss) on disposition of assets, net	(129)		1,148
Total operating income	$19,770		$9,180

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

	Rental Tools	U.S. Barge Drilling	U.S. Drilling	International Drilling	Technical Services
Three Months Ended March 31, 2014	(Dollars in Thousands)
Segment operating gross margin (1)	$13,345	$7,824	$1,641	$5,477	$576
Depreciation and amortization	15,406	4,012	3,922	10,922	75
Operating gross margin excluding depreciation and amortization	$28,751	$11,836	$5,563	$16,399	$651
Three Months Ended March 31, 2013
Segment operating gross margin (1)	$21,507	$8,758	$(4,052)	$(5,645)	$309
Depreciation and amortization	10,700	3,666	4,378	10,741	27
Operating gross margin excluding depreciation and amortization	$32,207	$12,424	$326	$5,096	$336

(1)	Segment operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
Rental Tools
Rental Tools segment revenues increased $23.4 million, or 41.0%, to $80.5 million for the first quarter of 2014 compared with $57.1 million for the first quarter of 2013. The increase was due primarily to the contribution by ITS of $27.8 million of revenues for the first quarter of 2014. The addition of revenues from ITS was partially offset by the impact of continuing competitive conditions in the U.S. land drilling market resulting in an increase in pricing discounts.
Rental Tools segment operating gross margin excluding depreciation and amortization decreased $3.5 million, or 10.7%, to $28.8 million in the 2014 first quarter compared with the $32.2 million for the first quarter of 2013. Operating gross margin excluding depreciation and amortization for ITS was $1.4 million. Operating gross margin excluding depreciation and amortization for our U.S. rental tools business was $27.5 million for the 2014 first quarter compared with $32.2 million for the 2013 first quarter. The decline in margins for U.S. operations was primarily due to the increase in competitive conditions described above which led to lower product pricing for rental tools and related activities.
U.S. Barge Drilling
U.S. Barge Drilling segment revenues increased $0.6 million, or 2.1%, to $30.5 million for the first quarter of 2014 compared with $29.9 million for the first quarter of 2013. The increase in revenues was due to an increase in average dayrates for the U.S. barge rig fleet. The increase was partially offset by a decline in utilization during the first quarter of 2014 when compared with the first quarter of 2013 primarily due to winter conditions and customer delays during the start of the year which have reduced first quarter 2014 drilling opportunities in the GOM’s inland waters.
The U.S. Barge Drilling segment's operating gross margin excluding depreciation and amortization decreased $0.6 million, or 4.7%, to $11.8 million for the first quarter of 2014 compared with $12.4 million for the first quarter of 2013. The decrease was mainly due to increased costs related to self-insurance reserves for workers' compensation during the first quarter of 2014.
U.S. Drilling
Our U.S. Drilling segment revenues increased $7.8 million, or 66.9% to $19.4 million for the first quarter of 2014 compared with $11.6 million for the first quarter of 2013. The increase in revenues is due to the commencement of operations by our two arctic-class drilling rigs in Alaska, one in the fourth quarter of 2012 and the other in February 2013. During the 2014 first quarter, both arctic-class rigs were fully operational and generating revenue for the entire quarter. Additionally, in February 2013 we began an O&M contract supporting three platform operations located offshore California which generated revenues for the full 2014 first quarter.
U.S. Drilling segment operating gross margin excluding depreciation and amortization increased $5.2 million to $5.6 million for the 2014 first quarter compared with $0.3 million for the 2013 first quarter, due to the contributions from the arctic-class drilling rigs and the California O&M contract described above.
International Drilling
International Drilling segment revenues increased $20.8 million, or 32.2%, to $85.5 million for the first quarter of 2014, compared with $64.7 million for the first quarter of 2013. The higher revenues are primarily due to an increase in drilling revenues from the operation of Parker-owned rigs, slightly offset by a decline in revenues from O&M contracts.

Revenues related to Parker-owned rigs increased $22.0 million, or 70.0%, to $53.4 million for the first quarter of 2014 compared with $31.4 million for the first quarter of 2013. This was primarily due to an increase in our rig fleet utilization. O&M revenues decreased $1.2 million, or 3.6%, to $32.1 million for the first quarter of 2014 compared with $33.3 million for the first quarter of 2013, primarily due to lower reimbursable revenues partially offset by increased activity and inflation adjusted rates from our Sakhalin Island operations during the 2014 first quarter. Approximately $9.3 million and $12.4 million of O&M revenues were attributable to reimbursable costs for the three month periods ended March 31, 2014 and 2013, respectively, which added to revenues, but had minimal impact on operating margins.
International Drilling operating gross margin excluding depreciation and amortization increased $11.3 million, to $16.4 million during the first quarter of 2014 compared with $5.1 million for the first quarter of 2013. The increase in operating gross margin was largely due to increased revenues generated from Parker-owned rigs operating in Sakhalin Island, Kazakhstan and Mexico driven by increased utilization.
Technical Services
Technical Services segment revenues increased $9.4 million to $13.3 million for the first quarter of 2014 compared with $3.9 million for the first quarter of 2013. The increase is primarily due to a new customer FEED contract entered into during the 2013 fourth quarter and increased activity under the vendor services phase of the Berkut platform project. Operating gross margin excluding depreciation and amortization increased $0.3 million to $0.7 million for the first quarter of 2014 compared with $0.3 million for the first quarter of 2013. The increase is primarily the result of the projects described above.
Other Financial Data
General and administration expense decreased $3.9 million to $9.0 million for the first quarter of 2014 compared with $12.8 million for the first quarter of 2013. The decrease is due primarily to a decline in costs of approximately $3.0 million related to the ITS Acquisition and a reduction in expenses related to our new enterprise resource planning system.
Net losses recognized on asset dispositions was $0.1 million during the 2014 first quarter compared with net gains on asset dispositions of $1.1 million during the 2013 first quarter. Activity in both periods was primarily the result of asset sales during each period. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Interest expense increased $2.0 million to $12.0 million for the 2014 first quarter compared with $10.0 million for the 2013 first quarter. The increase was primarily due to an increase in debt-related expense associated with the 7.50% Notes issued to support the ITS Acquisition. Additionally, we experienced a $0.3 million decrease in interest capitalized on major projects resulting from the completion of the two arctic-class drilling rigs. Interest income during the 2014 and 2013 first quarters was nominal.
We incurred a loss on extinguishment of debt of $29.7 million during the three months ended March 31, 2014 related to the tender and consent solicitation with respect to the 9.125% Notes in January 2014. The loss included $25.8 million of tender and consent premiums paid, $7.6 million for write-off of unamortized debt issuance costs, offset by the write-off of $3.7 million of unamortized premiums on the 9.125% Notes.
Other income and expense was $0.9 million of income and $0.2 million of expense for the three months ended March 31, 2014 and 2013, respectively. Other income for the 2014 first quarter is primarily related to earnings from our investment in an unconsolidated subsidiary that was acquired as part of the ITS Acquisition.
During the first quarter of 2014 we had an income tax benefit of $8.6 million compared to $1.5 million for the first quarter of 2013. The increase in current period income tax benefit is primarily due to the reduction in pre-tax earnings in the first quarter of 2014 when compared with pre-tax earnings reported for the 2013 first quarter primarily driven by the debt extinguishment costs recorded during the 2014 first quarter.
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

Cash Flows
As of March 31, 2014, we had cash and cash equivalents of $93.1 million, a decrease of $55.6 million from December 31, 2013. Cash flows from operating activities for the first quarter of 2014 were $31.6 million, compared with $27.2 million for the first quarter of 2013. We have reinvested a substantial portion of our operating cash flows to enhance our fleet of drilling rigs and add rental tools equipment. We do not pay dividends to our shareholders. Changes in working capital were a use of cash of $14.7 million and $7.3 million for the three months ended March 31, 2014 and 2013, respectively and primarily related to increased operations activity. Changes in cash from operating activities were also impacted by non-cash charges such as depreciation expense, loss on debt extinguishment, deferred tax benefit, and stock compensation expense. Depreciation expense increased due to our two arctic-class drilling rigs in Alaska commencing work in late 2012 and early 2013 in addition to the ITS Acquisition. It is our current intention to continue to utilize our operating cash flows to finance further investments in rental tools inventories, rig purchases or upgrades as well as other strategic investments aligned to our strategies.
Cash flows used in investing activities were $35.8 million for the 2014 first quarter compared with $28.5 million for the 2013 comparable period. Our primary use of cash was $37.4 million for capital expenditures. Capital expenditures in 2014 were primarily for tubular and other products for our rental tools business and rig-related enhancements and maintenance. Sources of cash include $1.6 million of proceeds from the sale of assets.
Cash flows used in financing activities were $51.4 million for the 2014 first quarter, primarily related to the repayment of $416.2 million of our 9.125% Notes, payment of $25.8 million of related tender and consent premiums, and payment of debt issuance costs of $7.3 million. Cash provided by financing activities included proceeds of $360.0 million from issuance of our 6.75% Notes and reborrowing of $40.0 million of Term Loans under our Secured Credit Agreement.
As of March 31, 2013, we had cash and cash equivalents of $83.7 million, a decrease of $4.2 million from December 31, 2012. The primary uses of cash for the three months ended March 31, 2013 were $30.0 million for capital expenditures, including $2.7 million on the construction of one of the arctic-class drilling rigs for work in Alaska, $4.5 million for our new enterprise resource planning system and $12.2 million for tubular and other rental tools for our Rental Tools segment. The primary source of cash for the first quarter of 2013 was $27.2 million from operating activities.
Financing Activities
6.75% Senior Notes, due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of 6.75% Senior Notes due 2022 (6.75% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 6.75% Notes offering plus a $40.0 million draw under the Secured Credit Agreement (as defined below) and cash on hand were utilized to redeem $416.2 million aggregate principal amount of our outstanding 9.125% Notes due 2018 pursuant to a tender and consent solicitation offer commenced on January 7, 2014. See further discussion of the tender and consent solicitation offer below entitled "9.125% Senior Notes, due April 2018".
The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under our Secured Credit Agreement, our 7.50% Notes (as defined below) and our 9.125% Notes (as defined below, and collectively with the 7.50% Notes and the 6.75% Notes, the Senior Notes). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.3 million ($7.1 million net of amortization as of March 31, 2014) are being amortized over the term of the notes using the effective interest rate method.
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
The Indenture restricts our ability and the ability of certain subsidiaries to: (i) sell assets, (ii) pay dividends or make other distributions on capital stock or redeem or repurchase capital stock or subordinated indebtedness, (iii) make investments, (iv) incur or guarantee additional indebtedness, (v) create or incur liens, (vi) enter into sale and leaseback transactions, (vii) incur dividend or other payment restrictions affecting subsidiaries, (viii) merge or consolidate with other entities, (ix) enter into transactions with affiliates, and (x) engage in certain business activities. Additionally, the

Indenture contains certain restrictive covenants designating certain events as Events of Default. These covenants are subject to a number of important exceptions and qualifications.

7.50% Senior Notes, due August 2020
On July 30, 2013, we issued $225.0 million aggregate principal amount of 7.50% Senior Notes due 2020 (7.50% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 7.50% Notes offering were primarily used to repay the $125.0 million aggregate principal amount of the Goldman Term Loan, to repay $45.0 million of Term Loan borrowings under our Secured Credit Agreement and for general corporate purposes.
The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under our Secured Credit Agreement and our other series of Senior Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.5 million ($5.1 million, net of amortization as of March 31, 2014) are being amortized over the term of the notes using the effective interest rate method.
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
On January 7, 2014, we commenced a tender and consent solicitation with respect to the 9.125% Notes. The tender offer price was $1,061.98, inclusive of a $30.00 consent payment, for each $1,000 principal amount of 9.125% Notes, plus accrued and unpaid interest. On January 22, 2014, we paid $453.7 million for the tendered 9.125% Notes, comprised of $416.2 million of aggregate principal amount of the 9.125% Notes, $25.8 million of tender and consent premiums and $11.7 million of accrued interest. In connection with the tender and consent solicitation, approximately $3.7 million of unamortized debt issuance premium and approximately $7.6 million of debt issuance costs were written off in the three months ended March 31, 2014. On April 1, 2014, we redeemed the $8.8 million outstanding 9.125% Notes for a purchase price of $9.6 million, inclusive of a $0.4 million call premium and $0.4 million interest.
Amended and Restated Credit Agreement
On December 14, 2012, we entered into an Amended and Restated Credit Agreement (Secured Credit Agreement) consisting of a senior secured $80.0 million revolving facility (Revolver) and a senior secured term loan facility (Term Loan) of $50.0 million. The Secured Credit Agreement provides that, subject to certain conditions, including the approval of the Administrative Agent and the lenders’ acceptance (or additional lenders being joined as new lenders), the amount of the Term Loan or Revolver can be increased by an additional $50.0 million, so long as after giving effect to such increase, the aggregate commitments are not in excess of $180.0 million.
Our obligations under the Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which have executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified barge rigs and rental equipment. The Secured Credit Agreement contains customary affirmative and negative covenants with which we were in compliance as of March 31, 2014 and December 31, 2013. The Secured Credit Agreement matures on December 14, 2017.
Revolver
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Under the Secured Credit Agreement, the Applicable Rate varies from a rate per annum ranging from 2.50 percent to 3.00 percent for LIBOR rate loans and 1.50 percent to 2.00 percent for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the Secured Credit Agreement). Revolving loans are available subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and rental equipment of the Company and its subsidiary guarantors. There were no revolving loans outstanding at March 31, 2014 and December 31, 2013. Letters of credit outstanding against the Revolver as of March 31, 2014 and December 31, 2013 totaled $6.0 million and $4.6 million, respectively.
Term Loan
The Term Loan originated at $50.0 million on December 14, 2012 and requires quarterly principal payments of $2.5 million, which began March 31, 2013. Interest on the Term Loan accrues at a Base Rate plus 2.00 percent or LIBOR plus 3.00 percent. The outstanding balance on the Term Loan at December 31, 2013 was zero, and as of March 31, 2014 the remaining balance on the Term Loan was $37.5 million. We are no longer able to re-borrow amounts under the Term Loan.
Long-Term Debt Summary
Our principal amount of long-term debt, including current portion, was $631.4 million as of March 31, 2014 which consisted of:

•	$360.0 million aggregate principal amount of 6.75% Notes;

•	$225.0 million principal amount of 7.50% Notes;

•	$8.8 million aggregate principal amount of 9.125% Notes, plus an associated $0.1 million in unamortized debt premium, all of which is classified as current; and

•	$37.5 million under our term loan, $10.0 million of which is classified as current.
As of March 31, 2014, we had approximately $167.1 million of liquidity, which consisted of $93.1 million of cash and cash equivalents on hand and $74.0 million of availability under our Revolver and zero under our Term Loan.
Contractual Obligations
The following table summarizes our future contractual cash obligations as of March 31, 2014:

	Total	Less than 1 Year	Years 1 - 3	Years 3 - 5	More than 5 Years
	(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal (1)	$631,301	$18,801	$20,000	$7,500	$585,000
Long-term debt — interest (1)	319,034	42,656	83,549	82,466	110,363
Operating leases (2)	56,422	15,438	17,312	13,197	10,475
Purchase commitments (3)	78,392	78,392	—	—	—
Total contractual obligations	$1,085,149	$155,287	$120,861	$103,163	$705,838
Commercial commitments:
Standby letters of credit (4)	6,020	6,020	—	—	—
Total commercial commitments	$6,020	$6,020	$—	$—	$—

(1)
Long-term debt includes the principal and interest cash obligations of the Senior Notes. The remaining unamortized premium of $0.1 million on the 9.125% Notes is not included in the contractual cash obligations schedule.

(2)	Operating leases consist of agreements in excess of one year for office space, equipment, vehicles and personal property.

(3)	Purchase commitments outstanding as of March 31, 2014 are primarily related to rental tools and rig upgrade projects.

(4)
We have an $80.0 million revolving credit facility. As of March 31, 2014, we had no borrowings under the Revolver and $6.0 million of availability has been used to support letters of credit that have been issued, resulting in $74.0 million of availability.

Off-Balance Sheet Arrangements
We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements or guarantees of third-party financial obligations. We have no energy or commodity contracts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the market risk faced by us from that reported in our 2013 Annual Report on Form 10-K filed with the SEC on March 10, 2014. For more information on market risk, see Part II, Item 7A in our 2013 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures - In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the Exchange Act Rules 13a-15 and 15d-15, were effective, as of March 31, 2014, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting - The SEC's rules permit the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, we completed the ITS Acquisition, on April 22, 2013. ITS represents approximately 11% of our total assets as of March 31, 2014 and approximately 12% and 16% of revenues and net income (loss), respectively, for the three month period then ended. The ITS Acquisition had a material impact on internal control over financial reporting. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of March 31, 2014 excluded an assessment of the internal control over financial reporting of ITS. We are in the process of reviewing ITS' internal controls and processes. We are in the process of extending to ITS our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act. Other than changes resulting from the ITS Acquisition discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 10, “Contingencies,” in Item 1 of Part I of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2013.

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
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)
January 1-31, 2014	—	$—
February 1-28, 2014	7,043	$7.56
March 1-31, 2014	86,357	$7.17
Total	93,400	$7.20

(1) Average share price paid per share is calculated as the weighted average price derived from the closing price on the date of vesting.

ITEM 6.    EXHIBITS
(a) Exhibits: The following exhibits are filed or furnished as a part of this report:

Exhibit Number		DESCRIPTION

4.1	—
Indenture, dated January 22, 2014, among Parker Drilling Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Parker Drilling Company's Current Report on Form 8-K filed on January 28, 2014).

4.2	—	Form of 6.750% Senior Note due 2018 (incorporated by reference to Exhibit 4.3 to Parker Drilling Company's Current Report on Form 8-K filed on January 28, 2014).

4.3	—
Registration Rights Agreement, dated January 22, 2014, by and among Parker Drilling Company, the guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Barclays Capital Inc., Deutsche Bank Securities Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 28, 2014.

31.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d- 14(a) Certification.

32.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Section 1350 Certification.

32.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Section 1350 Certification.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER DRILLING COMPANY

Date:	May 9, 2014	By:	/s/ Gary G. Rich
Gary G. Rich Chairman, President and Chief Executive Officer

		By:	/s/ Christopher T. Weber
Christopher T. Weber Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		DESCRIPTION

4.1	—
Indenture, dated January 22, 2014, among Parker Drilling Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Parker Drilling Company's Current Report on Form 8-K filed on January 28, 2014).

4.2	—	Form of 6.750% Senior Note due 2018 (incorporated by reference to Exhibit 4.3 to Parker Drilling Company's Current Report on Form 8-K filed on January 28, 2014).

4.3	—
Registration Rights Agreement, dated January 22, 2014, by and among Parker Drilling Company, the guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Barclays Capital Inc., Deutsche Bank Securities Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 28, 2014.

31.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d-14(a) Certification.

32.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Section 1350 Certification.

32.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Section 1350 Certification.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.