Form 10-Q
period 2014-06-30
PARKER DRILLING CO /DE/
filed 2014-08-07
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2014 there were 121,742,165 common shares outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,446	$148,689
Accounts and notes receivable, net of allowance for bad debts of $11,137 and $12,853 at June 30, 2014 and December 31, 2013	258,578	257,889
Rig materials and supplies	45,501	41,781
Deferred costs	9,621	13,682
Deferred income taxes	8,876	9,940
Other tax assets	23,871	24,079
Other current assets	26,708	23,223
Total current assets	459,601	519,283
Property, plant and equipment less accumulated depreciation and amortization of $1,180,485 and $1,136,024 at June 30, 2014 and December 31, 2013	906,099	871,356
Debt issuance costs	13,088	14,208
Deferred income taxes	121,483	102,420
Other noncurrent assets	23,705	27,489
Total assets	$1,523,976	$1,534,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$25,000
Accounts payable and accrued liabilities	180,702	174,886
Accrued income taxes	10,567	7,266
Total current liabilities	201,269	207,152
Long-term debt	610,000	628,781
Other long-term liabilities	20,357	26,914
Long-term deferred tax liability	47,915	38,767
Contingencies (Note 10)	—	—
Stockholders’ equity:
Common stock	20,275	20,075
Capital in excess of par value	663,369	657,349
Accumulated deficit	(44,484)	(47,616)
Accumulated other comprehensive income	1,931	1,888
Total controlling interest stockholders’ equity	641,091	631,696
Noncontrolling interest	3,344	1,446
Total equity	644,435	633,142
Total liabilities and stockholders’ equity	$1,523,976	$1,534,756
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$254,234	$225,954	$483,459	$393,090
Expenses:
Operating expenses	174,569	143,401	340,594	260,147
Depreciation and amortization	36,180	32,280	70,517	61,792
	210,749	175,681	411,111	321,939
Total operating gross margin	43,485	50,273	72,348	71,151
General and administration expense	(7,007)	(22,203)	(15,971)	(35,049)
Gain on disposition of assets, net	1,019	517	890	1,665
Total operating income	37,497	28,587	57,267	37,767
Other income and (expense):
Interest expense	(10,599)	(10,741)	(22,638)	(20,747)
Interest income	88	2,203	120	2,262
Loss on extinguishment of debt	(479)	—	(30,152)	—
Change in fair value of derivative positions	—	17	—	54
Other	1,032	(459)	1,927	(661)
Total other expense	(9,958)	(8,980)	(50,743)	(19,092)
Income before income taxes	27,539	19,607	6,524	18,675
Income tax expense	11,702	11,233	3,079	9,729
Net income	15,837	8,374	3,445	8,946
Less: Net income attributable to noncontrolling interest	156	93	313	73
Net income attributable to controlling interest	$15,681	$8,281	$3,132	$8,873
Basic earnings per share	$0.13	$0.07	$0.03	$0.07
Diluted earnings per share	$0.13	$0.07	$0.03	$0.07

Number of common shares used in computing earnings per share:
Basic	121,078,359	119,483,780	120,726,004	119,177,431
Diluted	122,764,247	121,860,011	122,586,056	121,498,223

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Comprehensive income:
Net income	$15,837	$8,374	$3,445	$8,946
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	336	(965)	(468)	(965)
Currency translation difference on foreign currency net investments	(188)	401	511	401
Total other comprehensive income (loss), net of tax:	148	(564)	43	(564)
Comprehensive income	15,985	7,810	3,488	8,382
Comprehensive (income) attributable to noncontrolling interest	(80)	(30)	(234)	(30)
Comprehensive income attributable to controlling interest	$15,905	$7,780	$3,254	$8,352

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$3,445	$8,946
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	70,517	61,792
Loss on extinguishment of debt	30,152	—
(Gain) loss on disposition of assets	(890)	(1,665)
Deferred income tax benefit	(8,358)	1,800
Expenses not requiring cash	8,748	7,989
Changes in current assets and liabilities, net of effects of acquisition
Change in accounts receivable	(1,066)	(32,285)
Change in other assets	(777)	6,711
Change in accrued income taxes	(3,987)	2,179
Change in liabilities	5,789	(9,543)
Net cash provided by operating activities	103,573	45,924

Cash flows from investing activities:
Capital expenditures	(106,188)	(63,537)
Proceeds from the sale of assets	3,346	2,901
Acquisition of ITS, net of cash acquired	—	(117,991)
Net cash used in investing activities	(102,842)	(178,627)

Cash flows from financing activities:
Proceeds from issuance of debt	400,000	125,000
Repayments of long term debt	(425,000)	—
Repayments of term loan	(5,000)	(5,000)
Payments of debt issuance costs	(7,425)	(5,386)
Payments of debt extinguishment costs	(26,214)	—
Excess tax benefit (expense) from stock based compensation	665	(189)
Net cash used in financing activities	(62,974)	114,425

Net decrease in cash and cash equivalents	(62,243)	(18,278)
Cash and cash equivalents, beginning of year	148,689	87,886
Cash and cash equivalents, end of period	$86,446	$69,608

Supplemental cash flow information:
Interest paid	$21,315	$21,823
Income taxes paid	$13,673	$8,585

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - General
In the opinion of the management of Parker Drilling Company (Parker Drilling or the Company), the accompanying unaudited consolidated condensed financial statements reflect all adjustments normally recurring which we believe are necessary for a fair presentation of: (1) Parker Drilling’s financial position as of June 30, 2014 and December 31, 2013, (2) Parker Drilling’s results of operations for the three and six month periods ended June 30, 2014 and 2013, (3) Parker Drilling’s consolidated condensed statement of comprehensive income for the three and six month periods ended June 30, 2014 and 2013, and (4) Parker Drilling's cash flows for the six month periods ended June 30, 2014 and 2013. Results for the six month period ended June 30, 2014 are not necessarily indicative of the results that will be realized for the year ending December 31, 2014. The financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.
Nature of Operations — Parker Drilling, together with its subsidiaries, is an international provider of contract drilling and drilling-related services and rental tools. We have operated in over 50 countries since beginning operations in 1934, making us among the most geographically experienced drilling contractors and rental tools providers in the world. We currently have operations in 24 countries. We own and operate drilling rigs and drilling-related equipment and also perform drilling-related services, referred to as operations and maintenance (O&M) services, for customer-owned drilling rigs on a contracted basis. We have extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas. Our rental tools business supplies premium equipment to operators on land and offshore in the United States (U.S.) and select international markets. We have significant knowledge of the equipment needs of drilling operators and the logistical and product quality requirements of an effective rental tools supplier. We believe we are industry leaders in quality, health, safety and environmental practices.
Our business is currently comprised of five operating segments: Rental Tools, U.S. Barge Drilling, U.S. Drilling, International Drilling, and Technical Services. Our rental tools business provides premium rental tools and services for land and offshore oil and natural gas drilling, workover and production applications. Tools we provide include drill collars, standard and heavy-weight drill pipe, tubing, standard and high-torque connections, pressure control equipment including blow-out preventers, and equipment for fishing services. In addition, we also supply services including fishing, tubular running, inspection and machine shop. Our U.S. barge drilling business operates barge rigs that drill for oil and natural gas in the shallow waters in and along the inland waterways and coasts of Louisiana, Alabama, and Texas. Our U.S. drilling business primarily consists of two new-design arctic-class drilling rigs in Alaska intended to address the challenges presented by the remote location, harsh climate and sensitive environment that characterize the Alaskan North Slope in addition to O&M work in support of ExxonMobil's Santa Ynez Unit offshore platform operations located in the Channel Islands region of California. Our international drilling business includes operations related to Parker-owned and customer-owned rigs. We provide O&M and other project management services, such as labor, maintenance, and logistics for operators who own their own drilling rigs, but choose Parker Drilling to operate the rigs for them. Our Technical Services business includes engineering and related project services during concept development, pre-FEED (Front End Engineering Design) and FEED phases of customer-owned drilling facility projects. During the engineering, procurement, construction, installation and commissioning (EPCIC) phases of these projects, we provide project management and procurement services focusing primarily on drilling equipment and drilling systems.
During the second quarter of 2014 we acquired a 1500 horsepower posted barge rig for our Gulf of Mexico drilling fleet for a purchase price of $12.25 million using cash on hand. At June 30, 2014, our marketable rig fleet consisted of 14 barge drilling rigs, including the recently acquired rig, and 23 land rigs located in the United States, Latin America and the Europe, Middle East, and Asia regions.
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
Revenue Recognition — Contract drilling revenues and expenses, comprised of daywork drilling contracts, call-outs against master service agreements and engineering and related project service contracts, are recognized as services are performed and collection is reasonably assured. For certain contracts, we receive payments contractually designated for the mobilization of rigs and other drilling equipment. Mobilization payments received, and direct costs incurred for the mobilization, are deferred and recognized over the primary term of the related drilling contract; however, costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. For contracts accounted for under the milestone method of revenue recognition, revenue is recognized on achievement of specified procurement coordination and delivery events regarding our customer's newly manufactured drilling rig. Reimbursements received for out-of-pocket expenses are recorded as both revenues and direct costs. For contracts that are terminated prior to the specified term, early termination payments received by us are recognized as revenues when all contractual requirements are met. Revenues from rental activities are recognized ratably over the rental term which is generally less than six months.
Reimbursable Costs — The Company recognizes reimbursements received for out-of-pocket expenses incurred as revenues and accounts for out-of-pocket expenses as direct operating costs. Such amounts totaled $21.8 million and $15.4 million during the second quarters of 2014 and 2013, respectively and $38.2 million and $30.3 million for the six months ended June 30, 2014, and 2013, respectively. Additionally, the Company typically receives a nominal handling fee, which is recognized as earned revenues in our consolidated statement of operations.
Use of Estimates — The preparation of financial statements in accordance with accounting policies generally accepted in the United States (U.S. GAAP) requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the date of the financial statements, and our revenue and expenses during the periods reported. Estimates are typically used when accounting for certain significant items such as legal or contractual liability accruals, mobilization and deferred mobilization, self-insured medical/dental plans, income taxes and valuation allowance, and other items requiring the use of estimates. Estimates are based on a number of variables which may include third party valuations, historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ from management estimates.
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
Intangible Assets – Definite-lived intangible assets acquired and recorded in the acquisition of International Tubular Services Limited and certain of its affiliates (collectively, ITS) and other related assets (the ITS Acquisition) in 2013 primarily relate to trade names, customer relationships, and developed technology. Our intangibles are being amortized over a weighted average period of approximately three years. See Note 2 - Acquisition of ITS for further discussion of the ITS Acquisition and fair value estimates.
Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and gas companies. We generally do not require collateral on our trade receivables.
At June 30, 2014 and December 31, 2013, we had deposits in domestic banks in excess of federally insured limits of approximately $42.8 million and $104.3 million, respectively. In addition, as of June 30, 2014 and December 31, 2013, we had deposits in foreign banks, which were not insured of $51.0 million and $50.1 million, respectively.
Our customer base primarily consists of major, independent, national and international oil and gas companies and integrated service providers. We depend on a limited number of significant customers. Our largest customer, Exxon Neftegas Limited (ENL), constituted 17.9% of our revenues for the six months ended June 30, 2014. Each of our segments depends on a limited number of key customers and the loss of any one or more key customers could have a material adverse effect on a segment.

Note 2 - Acquisition of ITS
On April 22, 2013 we acquired ITS for an initial purchase price of $101 million paid at the closing of the ITS Acquisition. An additional $24 million was deposited into an escrow account, which is payable to the seller or to us, as the case may be, in accordance with the ITS Acquisition agreement (the Acquisition Agreement). As of June 30, 2014, $7 million of the escrow funds had been released to the seller. Additionally, in April 2014 we received $1.5 million from escrow related to the ITS Acquisition. This was recorded as a reduction to general and administrative expense on our consolidated condensed statement of operations for the three and six-month periods ended June 30, 2014.
Fair value of Consideration Transferred

The following details the fair value of the consideration transferred to effect the ITS Acquisition:

Dollars in thousands
Cash paid to, or on behalf of, ITS and its equity holders	$101,000
Cash deposited in escrow	19,000
Fair value of contingent consideration deposited in escrow for assets not acquired (1)	5,000
Total fair value of the consideration transferred	$125,000
(1) Based on the terms of the Acquisition Agreement, $5 million of the $24 million in escrow to be paid to the seller is contingent upon certain future liabilities that could become due by ITS in certain jurisdictions. Any payments in relation to these liabilities will be deducted from the $5 million escrow amount and the net balance of the escrow will be paid to the seller. We estimate that the entire $5 million in escrow will be paid to the seller, and therefore, the estimated fair value of the consideration in escrow related to these liabilities is $5 million. Any changes to the fair value of the contingent consideration in the future of less than $5 million will result in recording a receivable from escrow. The receivable will be recorded at fair value. We do not expect to recover any amount from escrow related to the contingent consideration; therefore, as of June 30, 2014, the fair value of the receivable was zero.
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

The following details the allocation of consideration transferred to net assets acquired in the ITS Acquisition:

Dollars in thousands	April 22, 2013
Cash and cash equivalents	$7,009
Accounts and notes receivable, net (1)	48,184
Other current assets	1,803
Accounts payable and accrued liabilities (2)	(35,156)
Accrued income taxes	(1,251)
Working capital excluding rig materials and supplies	20,589
Rig materials and supplies	11,514
Property, plant and equipment, net (3)	72,935
Investment in joint venture	4,134
Other noncurrent assets	2,818
Total tangible assets	111,990
Deferred income tax assets - current (4)	222
Deferred income tax assets - noncurrent (4)	11,640
Intangible assets (5)	8,500
Total assets acquired	132,352
Other long-term liabilities	(211)
Long-term deferred tax liability	(2,796)
Net assets acquired	129,345
Less: Noncontrolling interest (6)	(4,345)
Total consideration transferred	$125,000

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
(3) Management determined that the fair value of the net assets acquired less noncontrolling interest equaled consideration paid; therefore, no goodwill was recorded. Our provisional allocation included an adjustment of $40.2 million to reduce the historical carrying value of the acquired property, plant and equipment to its estimated fair value at the date of acquisition. The measurement period adjustments to receivables, deferred income taxes, intangibles, and noncontrolling interests directly impacted the determination of the final fair value of the acquired property, plant and equipment, resulting in measurement period adjustments totaling $2.6 million to increase the fair value of property, plant and equipment.
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

(5) Our provisional allocation included $10.0 million and $0.2 million to reflect the estimated fair values of definite- and indefinite-lived intangible assets, respectively, for the ITS Acquisition. During the 2013 fourth quarter we recorded adjustments of $1.5 million and $0.2 million to reduce the value of the definite- and indefinite-lived intangible assets down to $8.5 million and zero respectively. Our depreciation and amortization expense for the year ended December 31, 2013 reflects this valuation adjustment. Definite-lived intangible assets recorded in connection with the ITS Acquisition, which primarily relate to trade names, customer relationships, and developed technology are being amortized over a weighted average period of approximately 3.4 years.
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
The impacts to our December 31, 2013 consolidated balance sheet for the revisions to the provisional allocation made during the 2014 first quarter are as follows:

Dollars in Thousands	Increase/(Decrease)
Accounts and notes receivable, net	$(1,859)
Total current assets	(1,859)
Property, plant and equipment	3,072
Deferred income tax assets - noncurrent	391
Total non-current assets	3,463
Total assets	$1,604

Long-term deferred tax liabilities	(60)
Total non-current liabilities	(60)
Total liabilities	$(60)

Noncontrolling interest	$1,664
Total liabilities and stockholder's equity	$1,604
The impact of the revisions to the provisional allocation recorded during the 2014 first quarter, including the impact to depreciation expense related to the increase in property, plant and equipment, are not material to our historical consolidated financial statements or disclosures.
Acquisition Related Costs
Acquisition-related transaction costs, consisting of various advisory, compliance, legal, accounting, valuation and other professional or consulting fees, were nominal for the six month period ended June 30, 2014 and were $22.5 million for the year ended December 31, 2013. These costs were expensed as incurred and included in general and administrative expense on our consolidated condensed statement of operations. Debt issuance costs of $5.4 million associated with our $125 million term loan, fully funded by Goldman Sachs Bank USA as Sole Lead Arranger and Administrative Agent (the Goldman Term Loan) issued on April 18, 2013 were initially deferred to be amortized to interest expense over the life of the term loan. However, the Goldman Term Loan was repaid on July 30, 2013 with net proceeds from the issuance of $225.0 million aggregate principal amount of 7.50% Senior Notes due August 1, 2020, and the unamortized deferred costs of $5.2 million were expensed during the third quarter of 2013.

Note 3 - Earnings per share (EPS)

	Three Months Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$15,681,000	121,078,359	$0.13
Effect of dilutive securities:
Restricted stock units	—	1,685,888	—
Diluted EPS	$15,681,000	122,764,247	$0.13

	Six Months Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$3,132,000	120,726,004	$0.03
Effect of dilutive securities:
Restricted stock units	—	1,860,052	—
Diluted EPS	$3,132,000	122,586,056	$0.03

	Three Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$8,281,000	119,483,780	$0.07
Effect of dilutive securities:
Restricted stock units	—	2,376,231	—
Diluted EPS	$8,281,000	121,860,011	$0.07

	Six Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$8,873,000	119,177,431	$0.07
Effect of dilutive securities:
Restricted stock units	—	2,320,792	—
Diluted EPS	$8,873,000	121,498,223	$0.07

For the three and six months ended June 30, 2014 and 2013 weighted-average shares outstanding used in our computation of diluted EPS includes the dilutive effect of common shares potentially issuable in connection with outstanding restricted stock unit awards.

Note 4 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following:

Dollars in thousands	Foreign Currency Items
December 31, 2013	$1,888
Current period other comprehensive income	43
June 30, 2014	$1,931
Amounts reclassified out of accumulated other comprehensive income were $0.2 million in the three and six months ended June 30, 2014. These amounts represent foreign currency translation losses from the sale of our equity method investment in an ITS entity acquired during 2013.

Note 5 - Reportable Segments
We report our business activities in five business segments: (1) Rental Tools, (2) U.S. Barge Drilling, (3) U.S. Drilling, (4) International Drilling, and (5) Technical Services. We eliminate inter-segment revenues and expenses.
The following table represents the results of operations by reportable segment:

	Three months ended June 30,		Six months ended June 30,
Dollars in thousands	2014	2013	2014	2013
Revenues:
Rental Tools (1)	$87,169	$82,022	$167,677	$139,105
U.S. Barge Drilling (1)	40,289	38,301	70,778	68,165
U.S. Drilling (1)	20,039	17,910	39,456	29,545
International Drilling(1)	91,754	83,182	177,222	147,832
Technical Services(1)	14,983	4,539	28,326	8,443
Total revenues	254,234	225,954	483,459	393,090
Operating gross margin:
Rental Tools (2)	17,764	25,149	31,111	46,655
U.S. Barge Drilling (2)	16,551	16,660	24,371	25,417
U.S. Drilling (2)	1,124	(666)	2,765	(4,719)
International Drilling (2)	7,105	9,073	12,582	3,432
Technical Services (2)	941	57	1,519	366
Total operating gross margin	43,485	50,273	72,348	71,151
General and administrative expense	(7,007)	(22,203)	(15,971)	(35,049)
Gain (loss) on disposition of assets, net	1,019	517	890	1,665
Total operating income	37,497	28,587	57,267	37,767
Interest expense	(10,599)	(10,741)	(22,638)	(20,747)
Interest income	88	2,203	120	2,262
Loss on extinguishment of debt	(479)	—	(30,152)	—
Changes in fair value of derivative positions	—	17	—	54
Other	1,032	(459)	1,927	(661)
Income from continuing operations before income taxes	$27,539	$19,607	$6,524	$18,675

(1)For the three months ended June 30, 2014, our largest customer, ENL, constituted 17.5% of our total consolidated revenues and approximately 39.0% and 58.4% of our International Drilling and Technical Services segment revenues, respectively. For the three months ended June 30, 2013, our largest customer, ENL, constituted approximately 13.9% of our total consolidated revenues and approximately 37.7% of our International Drilling segment revenues.
For the six months ended June 30, 2014, our largest customer, ENL, constituted 17.9% of our total consolidated revenues and approximately 40.5% and 52.6% of our International Drilling and Technical Services segment revenues, respectively. For the six months ended June 30, 2013, our largest customer, ENL, constituted approximately 14.3% of our total consolidated revenues.
(2)Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
Note 6 - Accounting for Uncertainty in Income Taxes
We apply the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At June 30, 2014, we had a liability for unrecognized tax benefits of $10.4 million (which includes $5.8 million of benefits which would favorably impact our effective tax rate upon recognition), primarily related to foreign operations. As of June 30, 2013, we had a liability for unrecognized tax benefits of $10.1 million ($3.3 million of which, if recognized, would favorably impact our effective tax rate). In addition, we recognize interest and penalties that could be applied to uncertain tax positions in periodic income tax expense. As of June 30, 2014 and December 31, 2013, we had approximately $2.9 million and $7.9 million, respectively, of accrued interest and penalties related to uncertain tax positions.
During the second quarter ended June 30, 2014, we paid approximately $6.1 million in settlement of notices of assessment in Kazakhstan that were previously reserved in the liability for unrecognized tax benefits.  Management believes that the Company is properly reserved with respect to accounting for uncertainty in income taxes.
Note 7 - Income Tax Benefit/Expense
During the second quarter of 2014 we had an income tax expense of $11.7 million compared to $11.2 million for the second quarter of 2013. The increase in current period income tax expense is primarily due to higher pre-tax earnings in the second quarter of 2014 when compared with pre-tax earnings reported for the second quarter of 2013.
Note 8 - Long-Term Debt
The following table illustrates our debt portfolio as of June 30, 2014 and December 31, 2013:

Dollars in thousands	June 30, 2014	December 31, 2013
6.75% Senior Notes, due July 2022	$360,000	$—
7.50% Senior Notes, due August 2020	225,000	225,000
9.125% Senior Notes, due April 2018	—	428,781
Term Note, due December 2017	35,000	—
Total debt	620,000	653,781
Less current portion	10,000	25,000
Total long-term debt	$610,000	$628,781
6.75% Senior Notes, due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of 6.75% Senior Notes due 2022 (6.75% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 6.75% Notes offering plus a $40.0 million draw under our Amended and Restated Credit Agreement (Secured Credit Agreement) and cash on hand, were utilized to redeem $416.2 million aggregate principal amount of our outstanding 9.125% Notes due 2018 ( 9.125% Notes) pursuant to a tender and consent solicitation offer commenced on January 7, 2014. See further discussion of the tender and consent solicitation offer below entitled "9.125% Senior Notes, due April 2018".
The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under our Secured Credit Agreement or our 7.50% Senior Notes due 2020 (7.50% Notes, and collectively with the 6.75% Notes, the Senior Notes). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.3 million ($7.1 million net of amortization as of June 30, 2014) are being amortized over the term of the notes using the effective interest rate method.
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
7.50% Senior Notes, due August 2020
On July 30, 2013, we issued $225.0 million aggregate principal amount of the 7.50% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 7.50% Notes offering were primarily used to repay the $125.0 million aggregate principal amount of the Goldman Term Loan, to repay $45.0 million of Term Loan borrowings under our Secured Credit Agreement and for general corporate purposes.
The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under our Secured Credit Agreement or the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.5 million ($5.0 million, net of amortization as of June 30, 2014) are being amortized over the term of the notes using the effective interest rate method.
At any time prior to August 1, 2016, we may redeem up to 35 percent of the aggregate principal amount of the 7.50% Notes at a redemption price of 107.50 percent of the principal amount, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings by us. On and after August 1, 2016, we may redeem all or a part of the7.50% Notes upon appropriate notice, at a redemption price of 103.750 percent of the principal amount, and at redemption prices decreasing each year thereafter to par beginning August 1, 2018. If we experience certain changes in control, we must offer to repurchase the7.50% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
On April 25, 2012, we issued an additional $125.0 million aggregate principal amount of 9.125% Notes under the same indenture at a price of 104.0% of par, resulting in gross proceeds of $130.0 million. Net proceeds from the offering were utilized to refinance $125.0 million aggregate principal amount of the 2.125% Convertible Senior Notes due July 2012.
On January 7, 2014, we commenced a tender and consent solicitation with respect to the 9.125% Notes. The tender offer price was $1,061.98, inclusive of a $30.00 consent payment, for each $1,000 principal amount of 9.125% Notes, plus accrued and unpaid interest. On January 22, 2014, we paid $453.7 million for the tendered 9.125% Notes, comprised of $416.2 million of aggregate principal amount of the 9.125% Notes, $25.8 million of tender and consent premiums and $11.7 million of accrued interest. In connection with the tender and consent solicitation, approximately $3.7 million of unamortized debt issuance premium and approximately $7.6 million of debt issuance costs were written off in the three months ended March 31, 2014. On April 1, 2014, we redeemed the remaining $8.8 million outstanding 9.125% Notes for a purchase price of $9.6 million, inclusive of a $0.4 million call premium and $0.4 million interest. During the 2014 second quarter, we recorded a loss on extinguishment of debt of approximately $0.5 million, which included the call premium of $0.4 million and write-off of unamortized debt issuance costs of $0.2 million, offset by write-off of the remaining unamortized premium of $0.1 million.
Amended and Restated Credit Agreement
On December 14, 2012, we entered into the Secured Credit Agreement consisting of a senior secured $80.0 million revolving facility (Revolver) and a senior secured term loan facility (Term Loan). In July 2013, the Secured Credit Agreement was amended to permit re-borrowing in the form of additional term loans, of up to $45.0 million, decreasing by $2.5 million at the end of each quarter beginning September 30, 2013 and ending March 31, 2014.

Our obligations under the Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified barge rigs and rental equipment. The Secured Credit Agreement contains customary affirmative and negative covenants with which we were in compliance as of June 30, 2014 and December 31, 2013. The Secured Credit Agreement matures on December 14, 2017.
Revolver
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Under the Secured Credit Agreement, the Applicable Rate varies from a rate per annum ranging from 2.50 percent to 3.00 percent for LIBOR rate loans and 1.50 percent to 2.00 percent for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the Secured Credit Agreement). Revolving loans are available subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and rental equipment of the Company and its subsidiary guarantors. There were no revolving loans outstanding at June 30, 2014 and December 31, 2013. Letters of credit outstanding against the Revolver as of June 30, 2014 and December 31, 2013 totaled $5.6 million and $4.6 million, respectively.
Term Loan
The Term Loan originated at $50.0 million on December 14, 2012 and requires quarterly principal payments of $2.5 million, which began March 31, 2013. Interest on the Term Loan accrues at a Base Rate plus 2.00 percent or LIBOR plus 3.00 percent. The outstanding balance on the Term Loan at December 31, 2013 was zero. In January 2014 we re-borrowed $40 million of the Term Loan and used the proceeds, along with the proceeds from the issuance of the 6.75% Notes, to repurchase our 9.125% Notes. As of June 30, 2014 the remaining balance on the Term Loan was $35.0 million. We are no longer able to re-borrow amounts under the Term Loan.
Note 9- Fair Value of Financial Instruments
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
The fair value measurement and disclosure requirements of FASB Accounting Standards Codification Topic No. 820, Fair Value Measurement and Disclosures (ASC 820) requires inputs that we categorize using a three-level hierarchy, from highest to lowest level of observable inputs, as follows:
•Level 1 — Unadjusted quoted prices for identical assets or liabilities in active markets;
•Level 2 — Direct or indirect observable inputs, including quoted prices or other market data, for similar assets or liabilities in active markets or identical assets or liabilities in less active markets;
•Level 3 — Unobservable inputs that require significant judgment for which there is little or no market data.
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
Fair value of our debt instruments is determined using Level 2 inputs. Fair values and related carrying values of our debt instruments were as follows for the periods indicated:

	June 30, 2014		December 31, 2013
Dollars in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt
6.75% Notes	$360,000	$374,400	$—	$—
7.50% Notes	225,000	243,000	225,000	236,250
9.125% Notes	—	—	425,000	446,250
Total	$585,000	$617,400	$650,000	$682,500
The assets acquired and liabilities assumed in the ITS Acquisition were recorded at fair value in accordance with U.S. GAAP. Acquisition date fair values represent either Level 2 fair value measurements (current assets and liabilities, property, plant and equipment) or Level 3 fair value measurements (intangible assets).
Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the six months ended June 30, 2014.
Note 10 - Commitments and Contingencies
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

On July 31, 2014, Fuchs Family Trust, a purported stockholder of the Company, filed a complaint under Section 220 of the Delaware Code seeking to inspect the Company’s books and records.  The action is styled Fuchs Family Trust v. Parker Drilling Company, Case No. 9986-VCN,  and was filed in the Court of Chancery of the State of Delaware.  The complaint alleges that the inspection of records is intended to investigate purported corporate wrongdoing and mismanagement related to the Company’s 2013 resolutions of investigations by the U.S. Department of Justice and the Securities and Exchange Commission into certain violations of the Foreign Corrupt Practices Act by Company employees.  Plaintiff seeks to compel the records inspection and requests costs, expenses, and attorneys’ fees in the event inspection is permitted.
ITS Pre-Acquisition Internal Controls
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
Note 11 - Recent Accounting Pronouncements
On May 28, 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. We are in the process of assessing the impact of the adoption of ASU 2014-09 on our financial position, results of operations and cash flows. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
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

Note 12 - Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements
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
We are providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of June 30, 2014 and December 31, 2013 and for the six months ended June 30, 2014 and 2013. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	June 30, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$26,366	$7,438	$52,642	$—	$86,446
Accounts and notes receivable, net	—	110,739	147,839	—	258,578
Rig materials and supplies	—	713	44,788	—	45,501
Deferred costs	—	—	9,621	—	9,621
Deferred income taxes	—	7,221	1,655	—	8,876
Other tax assets	55,366	(48,490)	16,995	—	23,871
Other current assets	—	11,386	15,322	—	26,708
Total current assets	81,732	89,007	288,862	—	459,601
Property, plant and equipment, net	(19)	595,418	310,700	—	906,099
Investment in subsidiaries and intercompany advances	2,259,176	152,307	2,113,594	(4,525,077)	—
Other noncurrent assets	(478,308)	516,754	238,376	(118,546)	158,276
Total assets	$1,862,581	$1,353,486	$2,951,532	$(4,643,623)	$1,523,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$—	$—	$—	$10,000
Accounts payable and accrued liabilities	56,856	113,169	265,992	(255,315)	180,702
Accrued income taxes	(5,231)	9,043	6,755	—	10,567
Total current liabilities	61,625	122,212	272,747	(255,315)	201,269
Long-term debt	610,000	—	—	—	610,000
Other long-term liabilities	5,036	7,006	8,315	—	20,357
Long-term deferred tax liability	(28)	55,361	(7,418)	—	47,915
Intercompany payables	546,788	801,925	849,564	(2,198,277)	—
Contingencies	—	—	—	—	—
Total liabilities	1,223,421	986,504	1,123,208	(2,453,592)	879,541
Total equity	639,160	366,982	1,828,324	(2,190,031)	644,435
Total liabilities and stockholders’ equity	$1,862,581	$1,353,486	$2,951,532	$(4,643,623)	$1,523,976

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	December 31, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$88,697	$8,310	$51,682	$—	$148,689
Accounts and notes receivable, net	—	101,299	156,590	—	257,889
Rig materials and supplies	—	3,002	38,779	—	41,781
Deferred costs	—	—	13,682	—	13,682
Deferred income taxes	(57)	8,435	1,562	—	9,940
Other tax assets	54,524	(46,770)	16,325	—	24,079
Other current assets	—	9,089	14,134	—	23,223
Total current assets	143,164	83,365	292,754	—	519,283
Property, plant and equipment, net	60	562,148	309,148	—	871,356
Investment in subsidiaries and intercompany advances	1,906,128	(336,570)	1,667,937	(3,237,495)	—
Other noncurrent assets	(457,954)	468,864	250,983	(117,776)	144,117
Total assets	$1,591,398	$777,807	$2,520,822	$(3,355,271)	$1,534,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$25,000	$—	$—	$—	$25,000
Accounts payable and accrued liabilities	75,268	92,546	261,436	(254,364)	174,886
Accrued income taxes	—	725	6,541	—	7,266
Total current liabilities	100,268	93,271	267,977	(254,364)	207,152
Long-term debt	628,781	—	—	—	628,781
Other long-term liabilities	5,037	6,743	15,134	—	26,914
Long-term deferred tax liability	—	51,747	(12,980)	—	38,767
Intercompany payables	227,504	291,783	422,645	(941,932)	—
Contingencies	—	—	—	—	—
Total liabilities	961,590	443,544	692,776	(1,196,296)	901,614
Total equity	629,808	334,263	1,828,046	(2,158,975)	633,142
Total liabilities and stockholders’ equity	$1,591,398	$777,807	$2,520,822	$(3,355,271)	$1,534,756

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended June 30, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$143,171	$155,832	$(44,769)	$254,234
Operating expenses	—	80,929	138,409	(44,769)	174,569
Depreciation and amortization	—	21,008	15,172	—	36,180
Total operating gross margin	—	41,234	2,251	—	43,485
General and administration expense (1)	(234)	(6,355)	(418)	—	(7,007)
Gain on disposition of assets, net	—	512	507	—	1,019
Total operating income (loss)	(234)	35,391	2,340	—	37,497
Other income and (expense):
Interest expense	(11,299)	(35)	(1,913)	2,648	(10,599)
Interest income	96	201	2,439	(2,648)	88
Extinguishment of debt	(479)	—	—	—	(479)
Other	—	57	975	—	1,032
Equity in net earnings of subsidiaries	20,659	—	—	(20,659)	—
Total other income (expense)	8,977	223	1,501	(20,659)	(9,958)
Income (benefit) before income taxes	8,743	35,614	3,841	(20,659)	27,539
Total income tax expense (benefit)	(6,938)	13,466	5,174	—	11,702
Net income (loss)	15,681	22,148	(1,333)	(20,659)	15,837
Less: Net income (loss) attributable to noncontrolling interest	—	—	156	—	156
Net income (loss) attributable to controlling interest	$15,681	$22,148	$(1,489)	$(20,659)	$15,681

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$121,801	$132,008	$(27,855)	$225,954
Operating expenses	—	63,830	107,426	(27,855)	143,401
Depreciation and amortization	—	18,548	13,732	—	32,280
Total operating gross margin	—	39,423	10,850	—	50,273
General and administration expense (1)	(46)	(22,033)	(124)	—	(22,203)
Gain on disposition of assets, net	—	843	(326)	—	517
Total operating income (loss)	(46)	18,233	10,400	—	28,587
Other income and (expense):
Interest expense	(11,719)	(35)	(2,207)	3,220	(10,741)
Interest income	1,437	1,144	2,842	(3,220)	2,203
Changes in fair value of derivative positions	17	—	—	—	17
Loss on extinguishment of debt	—	—	—	—	—
Other	—	(352)	(107)	—	(459)
Equity in net earnings of subsidiaries	13,828	—	—	(13,828)	—
Total other income (expense)	3,563	757	528	(13,828)	(8,980)
Income (loss) before income taxes	3,517	18,990	10,928	(13,828)	19,607
Income tax expense (benefit)	(4,764)	12,181	3,816	—	11,233
Net income (loss)	8,281	6,809	7,112	(13,828)	8,374
Less: Net income (loss) attributable to noncontrolling interest	—	—	93	—	93
Net income (loss) attributable to controlling interest	$8,281	$6,809	$7,019	$(13,828)	$8,281

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$266,602	$304,964	$(88,107)	$483,459
Operating expenses	—	157,477	271,224	(88,107)	340,594
Depreciation and amortization	—	41,175	29,342	—	70,517
Total operating gross margin	—	67,950	4,398	—	72,348
General and administration expense (1)	(304)	(14,819)	(848)	—	(15,971)
Gain on disposition of assets, net	(80)	432	538	—	890
Total operating income (loss)	(384)	53,563	4,088	—	57,267
Other income and (expense):
Interest expense	(24,014)	(85)	(4,412)	5,873	(22,638)
Interest income	535	378	5,080	(5,873)	120
Extinguishment of debt	(30,152)	—	—	—	(30,152)
Other	—	184	1,743	—	1,927
Equity in net earnings of subsidiaries	31,149	—	—	(31,149)	—
Total other income (expense)	(22,482)	477	2,411	(31,149)	(50,743)
Income (loss) before income taxes	(22,866)	54,040	6,499	(31,149)	6,524
Total Income tax expense (benefit)	(25,998)	19,849	9,228	—	3,079
Net income (loss)	3,132	34,191	(2,729)	(31,149)	3,445
Less: Net income (loss) attributable to noncontrolling interest	—	—	313	—	313
Net income (loss) attributable to controlling interest	$3,132	$34,191	$(3,042)	$(31,149)	$3,132

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$226,144	$218,308	$(51,362)	$393,090
Operating expenses	—	122,408	189,101	(51,362)	260,147
Depreciation and amortization	—	37,380	24,412	—	61,792
Total operating gross margin	—	66,356	4,795	—	71,151
General and administration expense (1)	(90)	(34,769)	(190)	—	(35,049)
Gain on disposition of assets, net	—	1,952	(287)	—	1,665
Total operating income (loss)	(90)	33,539	4,318	—	37,767
Other income and (expense):
Interest expense	(22,699)	(58)	(5,625)	7,635	(20,747)
Interest income	3,006	1,333	5,558	(7,635)	2,262
Changes in fair value of derivative positions	54	—	—	—	54
Loss on extinguishment of debt	—	—	—	—	—
Other	—	(250)	(411)	—	(661)
Equity in net earnings of subsidiaries	14,007	—	—	(14,007)	—
Total other income (expense)	(5,632)	1,025	(478)	(14,007)	(19,092)
Income (loss) before income taxes	(5,722)	34,564	3,840	(14,007)	18,675
Income tax expense (benefit)	(14,595)	17,770	6,554	—	9,729
Net income (loss)	8,873	16,794	(2,714)	(14,007)	8,946
Less: Net income (loss) attributable to noncontrolling interest	—	—	73	—	73
Net income (loss) attributable to controlling interest	$8,873	$16,794	$(2,787)	$(14,007)	$8,873

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income (loss)	$15,681	$22,148	$(1,333)	$(20,659)	$15,837
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	336	—	336
Currency translation difference on foreign currency net investments			(188)		(188)
Total other comprehensive income (loss), net of tax:	—	—	148	—	148
Comprehensive income (loss)	15,681	22,148	(1,185)	(20,659)	15,985
Comprehensive (income) attributable to noncontrolling interest	—	—	(80)	—	(80)
Comprehensive income (loss) attributable to controlling interest	$15,681	$22,148	$(1,265)	$(20,659)	$15,905

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income (loss)	$8,281	$6,809	$7,112	$(13,828)	$8,374
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	(965)	—	(965)
Currency translation difference on foreign currency net investments			401		401
Total other comprehensive income (loss), net of tax:	—	—	(564)	—	(564)
Comprehensive income (loss)	8,281	6,809	6,548	(13,828)	7,810
Comprehensive (income) attributable to noncontrolling interest	—	—	(30)	—	(30)
Comprehensive income (loss) attributable to controlling interest	$8,281	$6,809	$6,518	$(13,828)	$7,780

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income	$3,132	$34,191	$(2,729)	$(31,149)	$3,445
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	(468)	—	(468)
Currency translation difference on foreign currency net investments	—	—	511	—	511
Total other comprehensive income (loss), net of tax:	—	—	43	—	43
Comprehensive income	3,132	34,191	(2,686)	(31,149)	3,488
Comprehensive (income) attributable to noncontrolling interest	—	—	(234)	—	(234)
Comprehensive income attributable to controlling interest	$3,132	$34,191	$(2,920)	$(31,149)	$3,254

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income	$8,873	$16,794	$(2,714)	$(14,007)	$8,946
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	(965)	—	(965)
Currency translation difference on foreign currency net investments	—	—	401	—	401
Total other comprehensive income (loss), net of tax:	—	—	(564)	—	(564)
Comprehensive income	8,873	16,794	(3,278)	(14,007)	8,382
Comprehensive (income) attributable to noncontrolling interest	—	—	(30)	—	(30)
Comprehensive income attributable to controlling interest	$8,873	$16,794	$(3,308)	$(14,007)	$8,352

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$3,132	$34,191	$(2,729)	$(31,149)	$3,445
Adjustments to reconcile net income (loss):
Depreciation and amortization	—	41,175	29,342	—	70,517
Loss on extinguishment of debt	30,152	—	—	—	30,152
Gain on disposition of assets	80	(432)	(538)	—	(890)
Deferred income tax expense	(19,621)	8,917	2,346	—	(8,358)
Expenses not requiring cash	7,939	(997)	1,806	—	8,748
Equity in net earnings of subsidiaries	(31,149)	—	—	31,149	—
Change in accounts receivable	—	(6,132)	5,066	—	(1,066)
Change in accrued income taxes	(5,231)	9,481	(8,237)	—	(3,987)
Change in other assets	37,589	(51,431)	13,065	—	(777)
Change in liabilities	(19,629)	20,886	4,532	—	5,789
Net cash provided by (used in) operating activities	3,262	55,658	44,653	—	103,573

Cash flows from investing activities:
Capital expenditures	—	(79,374)	(26,814)	—	(106,188)
Proceeds from the sale of assets	—	1,008	2,338	—	3,346
Net cash (used in) investing activities	—	(78,366)	(24,476)	—	(102,842)

Cash flows from financing activities:
Proceeds from debt issuance	400,000	—	—	—	400,000
Repayments of long term debt	(425,000)	—	—	—	(425,000)
Paydown on term note	(5,000)	—	—	—	(5,000)
Payment of debt issuance costs	(7,425)	—	—	—	(7,425)
Payment of debt extinguishment costs	(26,214)	—	—	—	(26,214)
Excess tax benefit from stock-based compensation	665	—	—	—	665
Intercompany advances, net	(2,619)	21,836	(19,217)	—	—
Net cash provided by (used in) financing activities	(65,593)	21,836	(19,217)	—	(62,974)

Net change in cash and cash equivalents	(62,331)	(872)	960	—	(62,243)
Cash and cash equivalents at beginning of year	88,697	8,310	51,682	—	148,689
Cash and cash equivalents at end of year	$26,366	$7,438	$52,642	$—	$86,446

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$8,873	$16,794	$(2,714)	$(14,007)	$8,946
Adjustments to reconcile net income (loss)
Depreciation and amortization	—	37,380	24,412	—	61,792
Loss on extinguishment of debt	—	—	—	—	—
Gain on disposition of assets	—	(1,952)	287	—	(1,665)
Deferred income tax expense	(4,560)	6,261	99	—	1,800
Impairment and other charges	—	—	—	—	—
Expenses not requiring cash	5,218	1,563	1,208	—	7,989
Equity in net earnings of subsidiaries	(14,007)	—	—	14,007	—
Change in accounts receivable	(125,337)	(22,895)	115,947	—	(32,285)
Change in other assets	45,072	(42,264)	3,903	—	6,711
Change in accrued income taxes	(35,297)	41,272	(3,796)	—	2,179
Change in liabilities	1,780	(14,043)	2,720	—	(9,543)
Net cash provided by (used in) operating activities	(118,258)	22,116	142,066	—	45,924

Cash flows from investing activities:
Capital expenditures	—	(38,430)	(25,107)	—	(63,537)
Proceeds from the sale of assets	—	2,834	67	—	2,901
Acquisition of ITS, net of cash acquired	—	(292)	(117,699)	—	(117,991)
Net cash (used in) investing activities	—	(35,888)	(142,739)	—	(178,627)

Cash flows from financing activities:
Proceeds from debt issuance	125,000	—	—	—	125,000
Paydown on term note	(5,000)	—	—	—	(5,000)
Payment of debt issuance costs	(5,386)	—	—	—	(5,386)
Excess tax benefit from stock-based compensation	(189)	—	—	—	(189)
Intercompany advances, net	(23,712)	7,792	15,920	—	—
Net cash provided by (used in) financing activities	90,713	7,792	15,920	—	114,425

Net change in cash and cash equivalents	(27,545)	(5,980)	15,247	—	(18,278)
Cash and cash equivalents at beginning of year	42,251	11,023	34,612	—	87,886
Cash and cash equivalents at end of year	$14,706	$5,043	$49,859	$—	$69,608

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements contained in this Form 10-Q, other than statements of historical facts, are forward-looking statements for purposes of these provisions, including any statements regarding:

•	stability of prices and demand for oil and natural gas;

•	levels of oil and natural gas exploration and production activities;

•	demand for contract drilling and drilling-related services and demand for rental tools and related services;

•	our future operating results and profitability;

•	our future rig utilization, dayrates and rental tools activity;

•	entering into new, or extending existing, drilling or rental contracts and our expectations concerning when operations will commence under such contracts;

•	entry into new markets or potential exit from existing markets;

•	growth through acquisitions of companies or assets, including the ITS Acquisition;

•	organic growth of our operations;

•	construction or upgrades of rigs and expectations regarding when these rigs will commence operations;

•	capital expenditures for acquisition of rental tools, rigs, construction of new rigs or major upgrades to existing rigs;

•	entering into joint venture agreements;

•	our future liquidity;

•	the sale or potential sale of assets or references to assets held for sale;

•	availability and sources of funds to refinance our debt and expectations of when debt will be reduced;

•	the outcome of pending or future legal proceedings, investigations, tax assessments and other claims;

•	the availability of insurance coverage for pending or future claims;

•	the enforceability of contractual indemnification in relation to pending or future claims; and

•	compliance with covenants under our debt agreements.
In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses we make in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although we believe our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as those factors set forth in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2013 and our other public filings with the Securities and Exchange Commission, and any other cautionary language included in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:

•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business including potential currency devaluations or collapses;

•	our inability to access the credit or bond markets;

•	U.S. credit market volatility resulting from the U.S. national debt and potential further downgrades of the U.S. credit rating;

•	the U.S. economy and the demand for natural gas;

•	low U.S. natural gas prices that could adversely affect our U.S. drilling, barge rig and U.S. rental tools businesses;

•	worldwide demand for oil;

•	fluctuations in the market prices of oil and natural gas, including the inability or unwillingness of our customers to fund drilling programs in low price cycles;

•	imposition of trade restrictions, including additional economic sanctions and export/re export controls affecting our business operations in Russia;

•	unanticipated operating hazards and uninsured risks;

•	political instability, terrorism or war;

•	governmental regulations, including changes in accounting rules or tax laws that adversely affect the cost of doing business or our ability to remit funds to the U.S.;

•	changes in the tax laws that would allow double taxation on foreign sourced income;

•	the outcome of investigations into possible violations of laws;

•	adverse environmental events;

•	adverse weather conditions;

•	global health concerns;

•	changes in the concentration of customer and supplier relationships;

•	ability of our customers and suppliers to obtain financing for their operations;

•	ability of our customers to fund drilling plans;

•	unexpected cost increases for new construction and upgrade and refurbishment projects;

•	delays in obtaining components for capital projects and in ongoing operational maintenance and equipment certifications;

•	shortages of skilled labor;

•	unanticipated cancellation of contracts by customers or operators;

•	breakdown of equipment;

•	other operational problems including delays in start-up or commissioning of rigs;

•	changes in competition;

•	any failure to realize expected benefits from acquisitions;

•	the effect of litigation and contingencies; and

•	other similar factors, some of which are discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and in our other reports and filings with the SEC.
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

OVERVIEW AND OUTLOOK

Overview
Our financial results for the 2014 second quarter, compared with those of the 2013 second quarter, reflect primarily gains from our U.S. operations and higher utilization in our international rig fleet, offset by reduced earnings from our international rental tools business, and the impact of costs associated with the deployment of drilling rigs into the Kurdistan Region of Iraq.
Our U.S. Gulf of Mexico barge drilling business continued to make gains in dayrate although average fleet utilization declined. The business also benefited from the 2014 second quarter addition of Rig 55B to our fleet. Gains in our U.S. Drilling segment reflect a higher dayrate and more efficient operation by our Alaska rigs. While our U.S. rental tools business raised equipment utilization in the U.S. land drilling market, competitive market conditions continued to impact earnings.
Our international drilling operation significantly raised its rig fleet utilization, as we successfully deployed several previously idle rigs, including relocating two rigs from Kazakhstan to the Kurdistan Region of Iraq to participate in the growing opportunities in that market. The benefits of higher utilization were partially offset by the impact of temporary costs associated with the rig deployments to the Kurdistan Region of Iraq. Difficult market conditions and operating disruptions in our international rental tools business limited its revenue growth and reduced its contribution to our earnings. The 2013 second quarter included $6.1 million of revenues realized in our International Drilling segment related to the extension of a contract in that quarter which allowed us to retroactively bill our customer for maintaining our Caspian Sea barge rig on standby while the contract was being negotiated.
Outlook
Based on recent results and current and projected market and operating conditions, we expect revenue and earnings growth in 2014, compared with 2013, due to improving conditions in our U.S. and international markets and from leveraging the projected market growth and strengthening our operating performance.
While conditions in the U.S. land drilling market for rental tools remain competitive, our recent gains in equipment utilization and pricing position us to benefit from further market growth that may develop. In addition, we expect to expand our rental tools presence in the GOM offshore drilling market. We also expect continued demand from international drilling markets for our rental tools products and services, and improved results from our international rental tools business as contracted service jobs and delayed projects begin, and as we benefit from the deployment of new capital equipment.
We expect market conditions in the U.S. Gulf of Mexico inland waters to allow us to maintain the dayrates and strong utilization of our barge drilling fleet. The addition of rigs 55B and 30B to our fleet during the 2014 second quarter should augment the U.S. Barge Drilling segment’s contribution to revenues and earnings.
Our U.S. Drilling segment is expected to continue to deliver solid operating results and cash flow from its rig operations and O&M contract.
We expect market conditions in our international drilling markets to continue providing strong tender activity and contract renewal opportunities for our international rig fleet. However, conditions in several of our key international markets may delay our ability to benefit from these in the near-term.
As we continue to strengthen our ability to consistently provide our customers with innovative, reliable and efficient responses to their operational needs, we expect there will be additional opportunities to enhance returns and produce further growth.

RESULTS OF OPERATIONS
We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 5 to our condensed consolidated financial statements.
We monitor our business segments based on several criteria, including operating gross margin. Operating gross margin excluding depreciation and amortization is computed as revenues less direct operating expenses, and excludes depreciation and amortization expense, where applicable; operating gross margin percentages are computed as operating gross margin as a percent of revenues. The operating gross margin amounts and operating gross margin percentages should not be used as a substitute for those amounts reported under U.S. GAAP. Management believes that this information is useful to our investors as it more accurately reflects the cash flow from operations generated by each segment.
Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013
Revenues of $254.2 million for the three months ended June 30, 2014 increased $28.3 million, or 12.5%, compared with $226.0 million for the three months ended June 30, 2013. Operating gross margin decreased $6.8 million or 13.5%, to $43.5 million, for the three months ended June 30, 2014 compared with $50.3 million for the three months ended June 30, 2013. During the three months ended June 30, 2014, we recorded net income attributable to controlling interest of $15.7 million compared with net income attributable to controlling interest of $8.3 million for the three months ended June 30, 2013.
    The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended June 30,
Dollars in Thousands	2014		2013
Revenues:
Rental Tools	$87,169	34%	$82,022	36%
U.S. Barge Drilling	40,289	16%	38,301	17%
U.S. Drilling	20,039	8%	17,910	8%
International Drilling	91,754	36%	83,182	37%
Technical Services	14,983	6%	4,539	2%
Total revenues	254,234	100%	225,954	100%
Operating gross margin excluding depreciation and amortization:
Rental Tools gross margin	33,327	38%	38,347	47%
U.S Barge Drilling gross margin	21,528	53%	20,011	52%
U.S. Drilling gross margin	4,994	25%	3,640	20%
International Drilling gross margin	18,800	20%	20,475	25%
Technical Services gross margin	1,016	7%	80	2%
Total operating gross margin excluding depreciation and amortization	79,665	31%	82,553	37%
Depreciation and amortization	(36,180)		(32,280)
Total operating gross margin	43,485		50,273
General and administrative expense	(7,007)		(22,203)
Gain (loss) on disposition of assets, net	1,019		517
Total operating income	$37,497		$28,587

Operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	Rental Tools	U.S. Barge Drilling	U.S. Drilling	International Drilling	Technical Services
Three Months Ended June 30, 2014
Segment operating gross margin (1)	$17,764	$16,551	$1,124	$7,105	$941
Depreciation and amortization	15,563	4,977	3,870	11,695	75
Operating gross margin excluding depreciation and amortization	$33,327	$21,528	$4,994	$18,800	$1,016
Three Months Ended June 30, 2013
Segment operating gross margin (1)	$25,149	$16,660	$(666)	$9,073	$57
Depreciation and amortization	13,198	3,351	4,306	11,402	23
Operating gross margin excluding depreciation and amortization	$38,347	$20,011	$3,640	$20,475	$80
(1) Segment operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
Operations
Rental Tools
Our Rental Tools segment includes both U.S. and international operations. Historically we have discussed the results of this segment by reference to our U.S. Rental Tools business, represented by our Quail Tools brand, and our international rental tools business, represented by our ITS brand. As we have integrated the ITS business into our Rental Tools segment, in the current and future reporting periods we will discuss this segment on a geographic basis, U.S. and international. In the geographic discussion both our Quail Tools and ITS brands are represented in the U.S. and international operations.
Rental Tools segment revenues increased $5.1 million, or 6.3%, to $87.2 million for the second quarter of 2014 compared with $82.0 million for the second quarter of 2013. The increase was due primarily to a $3.9 million and a $1.2 million increase in our international and U.S. revenues, respectively. The increase in international revenues was due primarily to a full quarter of revenues in the 2014 second quarter versus a partial quarter in the 2013 second quarter related to the ITS Acquisition which closed on April 22, 2013. The increase in U.S. revenues was primarily due to higher utilization in the U.S. land drilling market.
Rental Tools segment operating gross margin excluding depreciation and amortization decreased $5.0 million, or 13.1%, to $33.3 million in the second quarter of 2014 compared with the $38.3 million for the second quarter of 2013. The decline in operating gross margin excluding depreciation and amortization is primarily due to lower utilization and increased costs related to relocation of facilities in our international rental tools operations.
U.S. Barge Drilling
U.S. Barge Drilling segment revenues increased $2.0 million, or 5.2%, to $40.3 million for the second quarter of 2014 compared with $38.3 million for the second quarter of 2013. The increase in revenues was due to higher average dayrates for the U.S. barge rig fleet and the addition of Rig 55B during the 2014 second quarter. The increase was partially offset by lower utilization during the second quarter of 2014 primarily due to a decline in market opportunities.
U.S. Barge Drilling segment's operating gross margin excluding depreciation and amortization increased $1.5 million, or 7.6%, to $21.5 million for the second quarter of 2014 compared with $20.0 million for the second quarter of 2013. The increase in operating gross margin was primarily driven by the increase in average day rates described above.
U.S. Drilling
U.S. Drilling segment revenues increased $2.1 million, or 11.9% to $20.0 million for the second quarter of 2014 compared with $17.9 million for the second quarter of 2013. During the second quarter of 2013 we experienced downtime in connection with the operational start up of our arctic-class drilling rigs in Alaska which resulted in lower revenues compared to the second quarter of 2014. Additionally, we experienced higher reimbursable revenues in the second quarter of 2014 related to our O&M contract supporting three platform operations located offshore California.
U.S. Drilling segment operating gross margin excluding depreciation and amortization increased $1.4 million, or 37.2%, to $5.0 million for the second quarter of 2014 compared with $3.6 million for the second quarter of 2013, primarily due to the contributions from the arctic-class drilling rigs described above.

International Drilling
International Drilling segment revenues increased $8.6 million, or 10.3%, to $91.8 million for the second quarter of 2014, compared with $83.2 million for the second quarter of 2013. The higher revenues are attributable to an increase in drilling revenues from the operation of Parker-owned rigs as well as an increase in revenues from O&M contracts.
Revenues related to Parker-owned rigs increased $5.3 million, or 10.3%, to $56.8 million for the second quarter of 2014 compared with $51.5 million for the second quarter of 2013. This was primarily due to an increase in our rig fleet utilization in Sakhalin and Kurdistan resulting from a full quarter of revenue for the second quarter of 2014 for rigs which were previously idle during the second quarter of 2013. This increase was partially offset by reduced revenue due to standby conditions and a decline in utilization in our Latin America region. O&M revenues increased $3.3 million, or 10.3%, to $34.9 million for the second quarter of 2014 compared with $31.7 million for the second quarter of 2013, primarily driven by increased day rates from our Sakhalin Island operations during the second quarter of 2014. Approximately $12.3 million and $10.9 million of O&M revenues were attributable to reimbursable costs for the three month periods ended June 30, 2014 and 2013, respectively, which increased revenues, but had minimal impact on operating margins.
International Drilling operating gross margin excluding depreciation and amortization decreased $1.7 million, or 8.2%, to $18.8 million for the second quarter of 2014 compared with $20.5 million for the second quarter of 2013. The decrease in operating gross margin was largely due to revenue realized during the 2013 second quarter related to the execution of a contract in that quarter which allowed us to retroactively bill our customer for maintaining our Caspian Sea barge rig on standby. Additionally, in the 2014 period, we experienced the impact of higher operating costs associated with rig redeployments to the Kurdistan Region of Iraq. The decline was partially offset by an increase in operating gross margin excluding depreciation and amortization related to increased revenues from our Sakhalin Island operations described above.
Technical Services
Technical Services segment revenues increased $10.4 million to $15.0 million for the second quarter of 2014 compared with $4.5 million for the second quarter of 2013. The increase is primarily due to a new customer FEED contract entered into during the fourth quarter of 2013 and increased activity during the quarter under the vendor services phase of the Berkut platform project.
Technical Services operating gross margin excluding depreciation and amortization increased $0.9 million to $1.0 million for the second quarter of 2014 compared with $0.1 million for the second quarter of 2013. The increase is primarily the result of the FEED project described above.
Other Financial Data
General and administration expense decreased $15.2 million to $7.0 million for the second quarter of 2014 compared with $22.2 million for the second quarter of 2013. The decrease is primarily the result of approximately $11.4 million of costs incurred in the 2013 second quarter related to the ITS Acquisition. General and administrative expense in the second quarter of 2014 also benefited from a $1.5 million reimbursement received from an escrow account during the second quarter of 2014 related to the ITS Acquisition. Additionally, during the 2013 second quarter we incurred severance costs related to the departure of our former chief financial officer and higher legal costs for matters related to our deferred prosecution agreement and settlements with the DOJ and SEC (as discussed in Note 10 of our condensed consolidated financial statements), both of which did not recur during 2014.
Net gains recognized on asset dispositions were $1.0 million during the second quarter of 2014 compared with $0.5 million during the second quarter of 2013. Activity in both periods was primarily the result of asset sales. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Interest expense decreased $0.1 million to $10.6 million for the second quarter of 2014 compared with $10.7 million for the second quarter of 2013. The decrease resulted from a decrease in debt-related interest expense offset by an increase in the amortization of debt issuance costs. Interest income was $0.1 million for the 2014 second quarter compared with $2.2 million for the second quarter of 2013. The decrease in interest income was due to interest earned on an IRS refund received during the 2013 second quarter that did not recur in the 2014 second quarter.
We incurred a loss on extinguishment of debt of $0.5 million during the three months ended June 30, 2014 related to the redemption of the 9.125% Notes during April 2014.

We had $1.0 million of other income for the second quarter of 2014 compared with $0.5 million of other expense for the second quarter of 2013. Other income for the second quarter of 2014 is primarily related to earnings from our investment in an unconsolidated subsidiary that was acquired as part of the ITS Acquisition.
During the second quarter of 2014 we had an income tax expense of $11.7 million compared to $11.2 million for the second quarter of 2013. The increase in current period income tax expense is primarily due to higher pre-tax earnings in the second quarter of 2014 when compared with pre-tax earnings reported for the second quarter of 2013.
Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013
Revenues increased $90.4 million, or 23.0%, to $483.5 million for the six months ended June 30, 2014, compared with revenues of $393.1 million for the comparable 2013 period. Operating gross margin increased $1.2 million, or 1.7%, to $72.3 million for the six months ended June 30, 2014, compared with operating gross margin of $71.2 million for the comparable 2013 period. We recorded net income attributable to controlling interest of $3.1 million for the six months ended June 30, 2014, as compared with $8.9 million for the six months ended June 30, 2013.
The following is an analysis of our operating results for the comparable periods:

	Six months ended June 30,
Dollars in Thousands	2014		2013
Revenues:
Rental Tools	$167,677	35%	$139,105	35%
U.S. Barge Drilling	70,778	15%	68,165	17%
U.S. Drilling	39,456	8%	29,545	8%
International Drilling	177,222	36%	147,832	38%
Technical Services	28,326	6%	8,443	2%
Total revenues	483,459	100%	393,090	100%
Operating gross margin excluding depreciation and amortization:
Rental Tools gross margin	62,079	37%	70,554	51%
U.S Barge Drilling gross margin	33,363	47%	32,433	48%
U.S. Drilling gross margin	10,557	27%	3,967	13%
International Drilling gross margin	35,198	20%	25,572	17%
Technical Services gross margin	1,668	6%	417	5%
Total operating gross margin excluding depreciation and amortization	142,865	30%	132,943	34%
Depreciation and amortization	70,517		61,792
Total operating gross margin	72,348		71,151
General and administrative expense	(15,971)		(35,049)
Gain on disposition of assets, net	890		1,665
Total operating income	$57,267		$37,767

Operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	Rental Tools	U.S. Barge Drilling	U.S. Drilling	International Drilling	Technical Services
Six Months Ended June 30, 2014
Operating gross margin (1)	$31,111	$24,371	$2,765	$12,582	$1,519
Depreciation and amortization	30,968	8,992	7,792	22,616	149
Operating gross margin excluding depreciation and amortization	$62,079	$33,363	$10,557	$35,198	$1,668
Six Months Ended June 30, 2013
Operating gross margin (1)	$46,655	$25,417	$(4,719)	$3,432	$366
Depreciation and amortization	23,899	7,016	8,686	22,140	51
Operating gross margin excluding depreciation and amortization	$70,554	$32,433	$3,967	$25,572	$417
(1) Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
Operations
Rental Tools
Our Rental Tools segment includes both U.S. and international operations. Historically we have discussed the results of this segment by reference to our U.S. Rental Tools business, which principally was representative of our Quail Tools brand, and ITS, our international rental tools business. As we have integrated the ITS business into our Rental Tools segment, in the current and future reporting periods we will discuss this segment on a U.S. versus international basis. In the geographic discussion both our Quail Tools and ITS brands are represented in the U.S. and international operations.
Rental Tools segment revenues increased $28.6 million, or 20.5%, to $167.7 million during the six months ended June 30, 2014 compared with $139.1 million for the six months ended June 30, 2013. The increase was due primarily to a $31.6 million increase in our international revenues, partially offset by a $3.1 million decline in our U.S. business. The increase in international revenues was primarily due to the ITS Acquisition which contributed an increase of $32.2 million of revenues. The increases in international revenue was partially offset by a decrease in U.S. revenues due to reduced activity in the U.S. land drilling market, increased competition in several locations, and lower repair revenues and sales of tools.
Rental Tools segment operating gross margin, excluding depreciation and amortization, decreased $8.5 million, or 12.0%, to $62.1 million during the six months ended June 30, 2014, compared with $70.6 million for the six months ended June 30, 2013. The decline in our operating gross margin excluding depreciation and amortization is attributable to both our international and U.S. operations. In the U.S., we experienced a decline due to the increase in competitive conditions described above which led to lower product pricing for rental tools and related activities. Internationally operating gross margin, excluding depreciation and amortization declined as we experienced lower utilization, increased costs related to relocation of facilities, and an increase in the allowance for doubtful accounts.
U.S. Barge Drilling
U.S. Barge Drilling segment revenues increased $2.6 million, or 3.8%, to $70.8 million for the six months ended June 30, 2014, compared with $68.2 million for the six months ended June 30, 2013. The increase in revenues was primarily due to higher average dayrates for the U.S. barge rig fleet and the addition of Rig 55B during the second quarter of 2014. The increase was partially offset by lower utilization primarily due to a decline in market opportunities.
U.S. Barge Drilling segment operating gross margin, excluding depreciation and amortization, increased $0.9 million, or 2.9%, to $33.4 million for the six months ended June 30, 2014, compared with $32.4 million for the six months ended June 30, 2013, primarily driven by the increase in average dayrates for the U.S barge rig fleet as described above.
U.S. Drilling
U.S. Drilling segment revenues increased $9.9 million, or 33.5%, to $39.5 million for the six months ended June 30, 2014, compared with $29.5 million for the six months ended June 30, 2013. The increase in revenues is the result of a full six months of operations in 2014 of our two arctic-class drilling rigs in Alaska, compared with 2013, in which one rig was not operational until February 2013. Additionally, the O&M contract supporting three platform operations located offshore California generated higher reimbursable revenues and was operating for the full six months ended June 30, 2014, compared with 2013, in which this contract commenced in February 2013.
U.S. Drilling segment operating gross margin, excluding depreciation and amortization, increased $6.6 million to $10.6 million for the six months ended June 30, 2014, compared with $4.0 million for the six months ended June 30, 2013, primarily due to both arctic-class rigs being fully operational as described above. Additionally, we collected a previously reserved receivable allowing us to reverse the reserve during the first quarter of 2014.
International Drilling
International Drilling segment revenues increased $29.4 million, or 19.9%, to $177.2 million for the six months ended June 30, 2014 compared with $147.8 million for the six months ended June 30, 2013.
Revenues related to Parker-owned rigs increased $27.3 million, or 32.9%, to $110.2 million for the six months ended June 30, 2014 compared with $82.9 million for the six months ended June 30, 2013, primarily due to an increase in our rig fleet utilization in Sakhalin and Kurdistan as we successfully deployed several previously idle rigs, partially offset by a reduced revenue due to standby conditions and a decline in utilization in our Latin America region.
O&M revenues increased $2.1 million, or 3.2%, to $67.1 million for the six months ended June 30, 2014, compared with $64.9 million for the six months ended June 30, 2013. The increase in revenues from our O&M contracts was primarily due to increased activity and higher dayrates associated with our Sakhalin Island O&M operations. Of the total O&M revenues, approximately $21.5 million and $23.4 million were attributable to reimbursable costs for the six months ended June 30, 2014 and 2013, respectively, which added to revenues but had minimal impact on margins.
International Drilling operating gross margin, excluding depreciation and amortization, increased $9.6 million, or 37.6%, to $35.2 million during the six months ended June 30, 2014, compared with $25.6 million for the six months ended June 30, 2013. The increase was primarily due to additional revenues generated by a Parker-owned rig operating on Sakhalin Island. This increase was partially offset by the impact of net mobilization costs associated with the redeployment of two Parker-owned rigs from Kazakhstan to the Kurdistan Region of Iraq and their high initial operating costs.
Technical Services
Technical Services segment revenues increased $19.9 million to $28.3 million for the six months ended June 30, 2014, compared with $8.4 million for the six months ended June 30, 2013. The increase is primarily due to a new customer FEED contract entered into during the fourth quarter of 2013 and increased activity under the vendor services phase of the Berkut platform project.
Operating gross margin, excluding depreciation and amortization, for this segment increased $1.3 million to $1.7 million for the six months ended June 30, 2014, compared with $0.4 million for the six months ended June 30, 2013. The increase is primarily the result of the FEED project described above.
Other Financial Data
Net gains recognized on asset dispositions for the six months ended June 30, 2014 and 2013 was $0.9 million and $1.7 million, respectively, and were primarily the result of asset sales. We periodically sell equipment deemed to be excess or not currently required for operations.
Interest expense increased $1.9 million for the six months ended June 30, 2014 compared with the six months ended June 30, 2013. This increase was primarily related to an increase in amortization of debt issuance costs and a decline in capitalized interest. Interest income was nominal during the six months ended June 30, 2014, compared with interest income of $2.3 million during the six months ended June 30, 2013 primarily related to interest earned on an IRS refund received during 2013.
We incurred a loss on extinguishment of debt of $30.2 million during the six months ended June 30, 2014 related to the redemption of the 9.125% Notes during 2014.
General and administration expense decreased $19.1 million for the six months ended June 30, 2014 compared with the six months ended June 30, 2013. This decrease is primarily due to approximately $14.4 million of costs related to the ITS Acquisition in April 2013. General and administrative expense in the six months ended June 30, 2014 also benefited from a $1.5 million reimbursement from escrow during the second quarter of 2014 related to the ITS Acquisition. Additionally, during the six months ended June 30, 2013 we incurred severance costs related to the departure of our former chief financial officer and higher legal costs for matters related to our deferred prosecution agreement and settlements with the DOJ and SEC (as discussed in Note 10 of our condensed consolidated financial statements), neither of which recurred during 2014.

Income tax expense was $3.1 million for the six months ended June 30, 2014, compared with $9.7 million for the six months ended June 30, 2013. The decrease is driven primarily by the decrease in pre-tax income from $18.7 million for the six months ended June 30, 2013 compared to $6.5 million for the six months ended June 30, 2014.
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
Cash Flows
As of June 30, 2014, we had cash and cash equivalents of $86.4 million, a decrease of $62.2 million from December 31, 2013. Cash flows from operating activities for the six months ended June 30, 2014 were $103.6 million, compared with $45.9 million for the 2013 comparable period. We have reinvested a substantial portion of our operating cash flows to enhance our fleet of drilling rigs and add rental tools equipment. We do not pay dividends to our shareholders. Changes in working capital were a source of cash of $41 thousand and a use of cash of $32.9 million for the six months ended June 30, 2014 and 2013, respectively. Uses of operating cash flows for the six months ended June 30, 2013 primarily related to ITS Acquisition which resulted in increased receivables, inventory, and accounts payable. Changes in cash from operating activities were also impacted by non-cash charges such as depreciation expense, loss on debt extinguishment, deferred tax benefit, and stock compensation expense. Depreciation expense increased due to our two arctic-class drilling rigs in Alaska commencing work in late 2012 and early 2013 in addition to the ITS Acquisition. It is our current intention to continue to utilize our operating cash flows to finance further investments in rental tools inventories, rig purchases or upgrades as well as other strategic investments aligned to our strategies.
Cash flows used in investing activities were $102.8 million for the six months ended June 30, 2014 compared with $178.6 million for the 2013 comparable period. Our primary use of cash in 2014 was $106.2 million for capital expenditures and our primary use of cash in 2013 was $118.0 million for the ITS Acquisition, net of cash acquired and $63.5 million for capital expenditures. Capital expenditures in each period were primarily for tubular and other products for our rental tools business and rig-related enhancements and maintenance.
Cash flows used in financing activities were $63.0 million for the six months ended June 30, 2014, primarily related to the repayment of $425.0 million of our 9.125% Notes, payment of $26.2 million of related tender and consent premiums, and payment of debt issuance costs of $7.4 million. Cash provided by financing activities included proceeds of $360.0 million from issuance of our 6.75% Notes and reborrowing of $40.0 million of Term Loans under our Secured Credit Agreement. The primary source of cash for the six months ended June 30, 2013 was proceeds from borrowings from the $125.0 million Goldman Term Loan.
Financing Activities
6.75% Senior Notes, due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of the 6.75% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 6.75% Notes offering plus a $40.0 million draw under the Secured Credit Agreement and cash on hand were utilized to redeem $416.2 million aggregate principal amount of our outstanding 9.125% Notes due 2018 pursuant to a tender and consent solicitation offer commenced on January 7, 2014. See further discussion of the tender and consent solicitation offer below entitled "9.125% Senior Notes, due April 2018".
The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under our Secured Credit Agreement and our 7.50% Notes. Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.3 million ($7.1 million net of amortization as of June 30, 2014) are being amortized over the term of the notes using the effective interest rate method.
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
7.50% Senior Notes, due August 2020
On July 30, 2013, we issued $225.0 million aggregate principal amount of the7.50% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 7.50% Notes offering were primarily used to repay the $125.0 million aggregate principal amount of the Goldman Term Loan, to repay $45.0 million of Term Loan borrowings under our Secured Credit Agreement and for general corporate purposes.
The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under our Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.5 million ($5.0 million, net of amortization as of June 30, 2014) are being amortized over the term of the notes using the effective interest rate method.
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
9.125% Senior Notes, due April 2018
On March 22, 2010, we issued $300.0 million aggregate principal amount of the 9.125% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 9.125% Notes offering were primarily used to redeem the $225.0 million aggregate principal amount of our 9.625% Senior Notes due 2013 and to repay $42.0 million of borrowings under our senior secured revolving credit facility.
On April 25, 2012, we issued an additional $125.0 million aggregate principal amount of 9.125% Notes under the same indenture at a price of 104.0% of par, resulting in gross proceeds of $130.0 million. Net proceeds from the offering were utilized to refinance $125.0 million aggregate principal amount of the 2.125% Convertible Senior Notes due July 2012.
On January 7, 2014, we commenced a tender and consent solicitation with respect to the 9.125% Notes. The tender offer price was $1,061.98, inclusive of a $30.00 consent payment, for each $1,000 principal amount of 9.125% Notes, plus accrued and unpaid interest. On January 22, 2014, we paid $453.7 million for the tendered 9.125% Notes, comprised of $416.2 million of aggregate principal amount of the 9.125% Notes, $25.8 million of tender and consent premiums and $11.7 million of accrued interest. In connection with the tender and consent solicitation, approximately $3.7 million of unamortized debt issuance premium and approximately $7.6 million of debt issuance costs were written off in the three months ended March 31, 2014. On April 1, 2014, we redeemed the $8.8 million outstanding 9.125% Notes for a purchase price of $9.6 million, inclusive of a $0.4 million call premium and $0.4 million interest. During the three months ended June 30, 2014, we recorded a loss on extinguishment of debt of approximately $0.5 million, which included the call premium of $0.4 million and write-off of unamortized debt issuance costs of $0.2 million, offset by write-off of the remaining unamortized premium of $0.1 million.
Amended and Restated Credit Agreement
On December 14, 2012, we entered into the Secured Credit Agreement consisting of a senior secured $80.0 million revolving facility (Revolver) and a senior secured term loan facility (Term Loan). In July 2013, the Secured Credit Agreement was amended to permit re-borrowing in the form of additional term loans, of up to $45.0 million, decreasing by $2.5 million at the end of each quarter beginning September 30, 2013 and ending March 31, 2014.
Our obligations under the Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which have executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified barge rigs and rental equipment. The Secured Credit Agreement contains customary affirmative and negative covenants with which we were in compliance as of June 30, 2014 and December 31, 2013. The Secured Credit Agreement matures on December 14, 2017.
Revolver
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Under the Secured Credit Agreement, the Applicable Rate varies from a rate per annum ranging from 2.50 percent to 3.00 percent for LIBOR rate loans and 1.50 percent to 2.00 percent for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the Secured Credit Agreement). Revolving loans are available subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and rental equipment of the Company and its subsidiary guarantors. There were no revolving loans outstanding at June 30, 2014 and December 31, 2013. Letters of credit outstanding against the Revolver as of June 30, 2014 and December 31, 2013 totaled $5.6 million and $4.6 million, respectively.
Term Loan
The Term Loan originated at $50.0 million on December 14, 2012 and requires quarterly principal payments of $2.5 million, which began March 31, 2013. Interest on the Term Loan accrues at a Base Rate plus 2.00 percent or LIBOR plus 3.00 percent. The outstanding balance on the Term Loan at December 31, 2013 was zero. In January 2014 we re-borrowed $40 million of the Term Loan and used the proceeds, along with the proceeds from the issuance of the 6.75% Notes, to repurchase our 9.125% Notes. As of June 30, 2014 the remaining balance on the Term Loan was $35.0 million. We are no longer able to re-borrow amounts under the Term Loan.
Long-Term Debt Summary
Our principal amount of long-term debt, including current portion, was $620.0 million as of June 30, 2014 which consisted of:
•$360.0 million aggregate principal amount of 6.75% Notes;
•$225.0 million principal amount of 7.50% Notes;
•$35.0 million under our Term Loan, $10.0 million of which is classified as current.
As of June 30, 2014, we had approximately $160.8 million of liquidity, which consisted of $86.4 million of cash and cash equivalents on hand and $74.4 million of availability under our Revolver and zero availability under our Term Loan.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934 as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
For information regarding legal proceedings, see Note 10, “Commitments and Contingencies,” in Item 1 of Part I of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.
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
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)
April 1-30, 2014	34,498	$6.63
May 1-31, 2014	166,379	$6.09
June 1-30, 2014	522	$7.02
Total	201,399	$6.18
(1) Average share price paid per share is calculated as the weighted average price derived from the closing price on the date of vesting.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
The following exhibits are filed or furnished as a part of this report:

Exhibit Number		DESCRIPTION

3.1	—	Amended and Restated By-laws of Parker Drilling Company dated July 31, 2014 (Incorporated by reference to Exhibit 3.1 to Parker Drilling Company's Current Report on Form 8-K filed on August 1, 2014).

31.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d- 14(a) Certification.

32.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Section 1350 Certification.

32.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Section 1350 Certification.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKER DRILLING COMPANY

Date:	August 6, 2014	By:	/s/ Gary G. Rich
Gary G. Rich Chairman, President and Chief Executive Officer

		By:	/s/ Christopher T. Weber
Christopher T. Weber Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		DESCRIPTION

3.1	—	Amended and Restated By-laws of Parker Drilling Company dated July 31, 2014 (Incorporated by reference to Exhibit 3.1 to Parker Drilling Company's Current Report on Form 8-K filed on August 1, 2014).

31.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d-14(a) Certification.

32.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Section 1350 Certification.

32.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Section 1350 Certification.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.