Form 10-Q
period 2014-09-30
PARKER DRILLING CO /DE/
filed 2014-11-06
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2014 there were 122,022,093 common shares outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,311	$148,689
Accounts and Notes Receivable, net of allowance for bad debts of $10,470 in 2014 and $12,853 in 2013	264,803	257,889
Rig materials and supplies	45,774	41,781
Deferred costs	6,857	13,682
Deferred income taxes	8,015	9,940
Other tax assets	18,122	24,079
Other current assets	23,484	23,223
Total current assets	445,366	519,283
Property, plant and equipment less accumulated depreciation and amortization of $1,208,221 at September 30, 2014 and $1,136,024 at December 31, 2013	912,853	871,356
Debt issuance costs	12,876	14,208
Deferred income taxes	126,100	102,420
Other noncurrent assets	23,818	27,489
Total assets	$1,521,013	$1,534,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$25,000
Accounts payable and accrued liabilities	160,711	174,886
Accrued income taxes	11,753	7,266
Total current liabilities	182,464	207,152
Long-term debt	607,500	628,781
Other long-term liabilities	17,907	26,914
Long-term deferred tax liability	54,540	38,767
Contingencies (Note 10)	—	—
Stockholders’ equity:
Common stock	20,316	20,075
Capital in excess of par value	665,805	657,349
Accumulated deficit	(31,918)	(47,616)
Accumulated other comprehensive income	766	1,888
Total controlling interest stockholders’ equity	654,969	631,696
Noncontrolling interest	3,633	1,446
Total equity	658,602	633,142
Total liabilities and stockholders’ equity	$1,521,013	$1,534,756
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$242,012	$237,762	$725,471	$630,851
Expenses:
Operating expenses	160,797	153,147	501,391	413,294
Depreciation and amortization	36,149	35,882	106,666	97,674
	196,946	189,029	608,057	510,968
Total operating gross margin	45,066	48,733	117,414	119,883
General and administration expense	(9,370)	(14,238)	(25,341)	(49,286)
Gain (loss) on disposition of assets, net	(457)	1,094	433	2,759
Total operating income	35,239	35,589	92,506	73,356
Other income and (expense):
Interest expense	(10,848)	(13,127)	(33,486)	(33,874)
Interest income	36	130	156	2,392
Loss on extinguishment of debt	—	(5,218)	(30,152)	(5,218)
Change in fair value of derivative positions	—	—	—	54
Other	(536)	(144)	1,391	(805)
Total other expense	(11,348)	(18,359)	(62,091)	(37,451)
Income before income taxes	23,891	17,230	30,415	35,905
Income tax expense	11,014	9,112	14,093	18,841
Net income	12,877	8,118	16,322	17,064
Less: Net income attributable to noncontrolling interest	311	148	624	221
Net income attributable to controlling interest	$12,566	$7,970	$15,698	$16,843
Basic earnings per share	$0.10	$0.07	$0.13	$0.14
Diluted earnings per share	$0.10	$0.07	$0.13	$0.14

Number of common shares used in computing earnings per share:
Basic	121,523,674	119,990,196	120,994,728	119,443,260
Diluted	123,177,753	121,674,591	122,972,014	121,693,781

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Comprehensive income:
Net income (loss)	12,877	8,118	16,322	17,064
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	(1,780)	(577)	(2,248)	(1,542)
Currency translation difference on foreign currency net investments	615	2,098	1,126	2,499
Total other comprehensive income (loss), net of tax:	(1,165)	1,521	(1,122)	957
Comprehensive income	11,712	9,639	15,200	18,021
Comprehensive (income) attributable to noncontrolling interest	(289)	(53)	(523)	(83)
Comprehensive income attributable to controlling interest	$11,423	$9,586	$14,677	$17,938

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$16,322	$17,064
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	106,666	97,674
Loss on extinguishment of debt	30,152	5,218
Gain on disposition of assets	(433)	(2,759)
Deferred income tax benefit	73	12,872
Expenses not requiring cash	10,141	9,928
Change in accounts receivable	(5,188)	(28,605)
Change in other assets	7,554	(1,346)
Change in accrued income taxes	(10,397)	2,877
Change in liabilities	(10,539)	12,412
Net cash provided by operating activities	144,351	125,335

Cash flows from investing activities:
Capital expenditures	(151,109)	(102,856)
Proceeds from the sale of assets	2,294	5,533
Acquisition of ITS, net of cash acquired	—	(117,991)
Net cash (used in) investing activities	(148,815)	(215,314)

Cash flows from financing activities:
Proceeds from issuance of debt	400,000	350,000
Repayments of long term debt	(425,000)	(125,000)
Repayments of term loan	(7,500)	(50,000)
Payments of debt issuance costs	(7,630)	(10,981)
Payments of debt extinguishment costs	(26,214)	—
Excess tax benefit from stock based compensation	430	531
Net cash provided by (used in) financing activities	(65,914)	164,550

Net increase (decrease) in cash and cash equivalents	(70,378)	74,571
Cash and cash equivalents, beginning of year	148,689	87,886
Cash and cash equivalents, end of period	$78,311	$162,457

Supplemental cash flow information:
Interest paid	$41,558	$22,845
Income taxes paid	$15,787	$11,238

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - General
In the opinion of the management of Parker Drilling Company (Parker Drilling or the Company), the accompanying unaudited consolidated condensed financial statements reflect all adjustments normally recurring which we believe are necessary for a fair presentation of: (1) Parker Drilling’s financial position as of September 30, 2014 and December 31, 2013, (2) Parker Drilling’s results of operations for the three and nine month periods ended September 30, 2014 and 2013, (3) Parker Drilling’s consolidated condensed statement of comprehensive income for the three and nine month periods ended September 30, 2014 and 2013, and (4) Parker Drilling's cash flows for the nine month periods ended September 30, 2014 and 2013. Results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that will be realized for the year ending December 31, 2014. The financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.
Nature of Operations — Parker Drilling, together with its subsidiaries, is an international provider of contract drilling and drilling-related services and rental tools. We have operated in over 50 countries since beginning operations in 1934, making us among the most geographically experienced drilling contractors and rental tools providers in the world. We currently have operations in 24 countries. We own and operate drilling rigs and drilling-related equipment and also perform drilling-related services, referred to as operations and maintenance (O&M) services, for customer-owned drilling rigs on a contracted basis. We have extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas. Our rental tools business supplies premium equipment to operators on land and offshore in the United States (U.S.) and select international markets. We have significant knowledge of the equipment needs of drilling operators and the logistical and product quality requirements of an effective global rental tools supplier. We believe we are industry leaders in quality, health, safety and environmental practices.
Our business is currently comprised of five operating segments: Rental Tools, U.S. Barge Drilling, U.S. Drilling, International Drilling, and Technical Services. Our rental tools business provides premium rental tools and services for land and offshore oil and natural gas drilling, workover and production applications. Tools we provide include drill collars, standard and heavy-weight drill pipe, tubing, standard and high-torque connections, pressure control equipment including blow-out preventers, and equipment for fishing services. In addition, we also provide services including fishing, tubular running, inspection and machine shop. Our U.S. barge drilling business operates barge rigs that drill for oil and natural gas in the shallow waters in and along the inland waterways and coasts of Louisiana, Alabama, and Texas. Our U.S. drilling business primarily consists of two new-design arctic-class drilling rigs in Alaska designed to address the challenges presented by the remote location, harsh climate and sensitive environment that characterize the Alaskan North Slope. Additionally, the U.S. drilling business provides O&M work in support of a customer's offshore platform operations located in the Channel Islands region of California. Our international drilling business includes operations related to Parker-owned and customer-owned rigs. We provide O&M and other project management services, such as labor, maintenance, and logistics for operators who own their own drilling rigs, but choose Parker Drilling to operate the rigs for them. Our Technical Services business includes engineering and related project services during concept development, pre-FEED (Front End Engineering Design) and FEED phases of customer-owned drilling facility projects. During the engineering, procurement, construction, installation and commissioning phases of these projects, we provide project management and procurement services focusing primarily on drilling equipment and drilling systems.
In May of 2014 we acquired a 1500 horsepower posted barge rig for our Gulf of Mexico drilling fleet for a purchase price of $12.25 million using cash on hand. At September 30, 2014, our marketable rig fleet consisted of 14 barge drilling rigs, including the recently acquired rig, and 23 land rigs located in the United States, Latin America and the Europe, Middle East, and Asia regions.
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
Noncontrolling Interest — We apply accounting standards related to noncontrolling interests for ownership interests in our subsidiaries held by parties other than Parker Drilling. The entities that comprise the noncontrolling interest include ITS

Arabia Limited and International Tubular Services - Egypt SAE. We report noncontrolling interest as equity on the consolidated balance sheets and report net income (loss) attributable to controlling interest and to noncontrolling interest separately on the consolidated statements of operations.
Revenue Recognition — Contract drilling revenues and expenses, comprised of daywork drilling contracts, call-outs against master service agreements and engineering and related project service contracts, are recognized as services are performed and collection is reasonably assured. For certain contracts, we receive payments contractually designated for the mobilization of rigs and other drilling equipment. Mobilization payments received, and direct costs incurred for the mobilization, are deferred and recognized over the primary term of the related drilling contract; however, costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. For contracts accounted for under the milestone method of revenue recognition, revenues are recognized on achievement of specified procurement coordination and delivery events. Reimbursements received for out-of-pocket expenses are recorded as both revenues and direct costs. For contracts that are terminated prior to the specified term, early termination payments received by us are recognized as revenues when all contractual requirements are met. Revenues from rental activities are recognized ratably over the rental term which is generally less than six months.
Reimbursable Costs — The Company recognizes reimbursements received for out-of-pocket expenses incurred as revenues and accounts for out-of-pocket expenses as direct operating costs. Such amounts totaled $19.3 million and $16.2 million during the third quarters of 2014 and 2013, respectively and $57.5 million and $46.5 million for the nine months ended September 30, 2014, and 2013, respectively. Additionally, the Company typically receives a nominal handling fee, which is recognized as earned revenues in our consolidated statement of operations.
Use of Estimates — The preparation of financial statements in accordance with accounting policies generally accepted in the United States (U.S. GAAP) requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the date of the financial statements, and our revenues and expenses during the periods reported. Estimates are typically used when accounting for certain significant items such as legal or contractual liability accruals, mobilization and deferred mobilization, self-insured medical/dental plans, income taxes and valuation allowance, and other items requiring the use of estimates. Estimates are based on a number of variables which may include third party valuations, historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ from management estimates.
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
At September 30, 2014 and December 31, 2013, we had deposits in domestic banks in excess of federally insured limits of approximately $44.3 million and $104.3 million, respectively. In addition, as of September 30, 2014 and December 31, 2013, we had deposits in foreign banks, which were not insured of $40.5 million and $50.1 million, respectively.
Our customer base primarily consists of major, independent, national and international oil and gas companies and integrated service providers. We depend on a limited number of significant customers. Our largest customer, Exxon Neftegas Limited (ENL), constituted approximately 20.0% of our revenues for the nine months ended September 30, 2014. Each of our segments depends on a limited number of key customers and the loss of any one or more key customers could have a material adverse effect on a segment.

Note 2 - Acquisition of ITS
On April 22, 2013 we acquired ITS for an initial purchase price of $101 million paid at the closing of the ITS Acquisition. An additional $24 million was deposited into an escrow account, which is payable to the seller or to us, as the case may be, in accordance with the ITS Acquisition agreement (the Acquisition Agreement). As of September 30, 2014, $10.5 million of the cash deposited in escrow has been released to the seller. Additionally, we received $1.25 million and $2.75 million from escrow related to the ITS Acquisition to reimburse the Company for certain post-acquisition expenditures during the three and nine months ended September 30, 2014, respectively. The reimbursements were recorded as a reduction to general and administrative expense on our consolidated condensed statement of operations.
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
(1) Based on the terms of the Acquisition Agreement, $5 million of the $24 million in escrow to be paid to the seller was contingent upon certain future liabilities that could become due by ITS in certain jurisdictions. Any payments in relation to these liabilities would be deducted from the $5 million escrow amount and the net balance of the escrow would be paid to the seller. During the third quarter of 2014, we released $2 million to the seller, leaving $3 million remaining in escrow. We estimate that the entire $3 million remaining in escrow will be paid to the seller, and therefore, the estimated fair value of the consideration in escrow related to these liabilities is $3 million. Any changes to the fair value of the contingent consideration in the future of less than $3 million will result in recording a receivable from escrow which will be recorded at fair value. We do not expect to recover any amount from escrow related to the contingent consideration; therefore, as of September 30, 2014, the fair value of the receivable was zero.
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
Acquisition Related Costs
Acquisition-related transaction costs, consisting of various advisory, compliance, legal, accounting, valuation and other professional or consulting fees, were nominal for the nine month period ended September 30, 2014 and were $22.5 million for the year ended December 31, 2013. These costs were expensed as incurred and included in general and administrative expense on our consolidated condensed statement of operations. Debt issuance costs of $5.4 million associated with our $125 million term loan, fully funded by Goldman Sachs Bank USA as Sole Lead Arranger and Administrative Agent (the Goldman Term Loan) issued on April 18, 2013 were initially deferred to be amortized to interest expense over the life of the term loan. However, the Goldman Term Loan was repaid on July 30, 2013 with net proceeds from the issuance of $225.0 million aggregate principal amount of 7.50% Senior Notes due August 1, 2020, and the unamortized deferred costs of $5.2 million were expensed during the third quarter of 2013.

Note 3 - Earnings per share (EPS)

	Three Months Ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$12,566,000	121,523,674	$0.10
Effect of dilutive securities:
Restricted stock units	—	1,654,079	—
Diluted EPS	$12,566,000	123,177,753	$0.10

	Nine Months Ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$15,698,000	120,994,728	$0.13
Effect of dilutive securities:
Restricted stock units	—	1,977,286	—
Diluted EPS	$15,698,000	122,972,014	$0.13

	Three Months Ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$7,970,000	119,990,196	$0.07
Effect of dilutive securities:
Restricted stock units	—	1,684,395	—
Diluted EPS	$7,970,000	121,674,591	$0.07

	Nine Months Ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$16,843,000	119,443,260	$0.14
Effect of dilutive securities:
Restricted stock units	—	2,250,521	—
Diluted EPS	$16,843,000	121,693,781	$0.14

For the three and nine months ended September 30, 2014 and 2013 weighted-average shares outstanding used in our computation of diluted EPS includes the dilutive effect of common shares potentially issuable in connection with outstanding restricted stock unit awards.
Note 4 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following:

Dollars in thousands	Foreign Currency Items
December 31, 2013	$1,888
Current period other comprehensive income (loss)	(1,122)
September 30, 2014	$766
Amounts reclassified out of accumulated other comprehensive income were $0.2 million for the nine months ended September 30, 2014. These amounts represent foreign currency translation losses from the sale of our equity method investment in an ITS entity acquired during 2013.

Note 5 - Reportable Segments
We report our business activities in five business segments: (1) Rental Tools, (2) U.S. Barge Drilling, (3) U.S. Drilling, (4) International Drilling, and (5) Technical Services. We eliminate inter-segment revenues and expenses.
The following table represents the results of operations by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2014	2013	2014	2013
Revenues: (1)
Rental Tools	$87,711	$89,614	$255,387	$228,717
U.S. Barge Drilling	39,630	33,919	110,408	102,085
U.S. Drilling	19,687	18,693	59,143	48,238
International Drilling	88,173	88,562	265,396	236,394
Technical Services	6,811	6,974	35,137	15,417
Total revenues	242,012	237,762	725,471	630,851
Operating gross margin: (2)
Rental Tools	19,652	25,816	50,761	72,469
U.S. Barge Drilling	15,284	12,236	39,655	37,656
U.S. Drilling	1,307	103	4,072	(4,618)
International Drilling	7,810	10,425	20,395	13,858
Technical Services	1,013	153	2,531	518
Total operating gross margin	45,066	48,733	117,414	119,883
General and administrative expense	(9,370)	(14,238)	(25,341)	(49,286)
Gain (loss) on disposition of assets, net	(457)	1,094	433	2,759
Total operating income	35,239	35,589	92,506	73,356
Interest expense	(10,848)	(13,127)	(33,486)	(33,874)
Interest income	36	130	156	2,392
Loss on extinguishment of debt	—	(5,218)	(30,152)	(5,218)
Changes in fair value of derivative positions	—	—	—	54
Other	(536)	(144)	1,391	(805)
Income from continuing operations before income taxes	$23,891	$17,230	$30,415	$35,905

(1)For the nine months ended September 30, 2014, our largest customer, ENL, constituted approximately 20.0% of our total consolidated revenues and approximately 3.5% of our Rental Tools segment revenues, 43.0% of our International Drilling segment revenues, and 68.0% of our Technical Services segment revenues. For the nine months ended September 30, 2013, our largest customer, ENL, constituted approximately 14.3% of our total consolidated revenues.
(2)Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

Note 6 - Accounting for Uncertainty in Income Taxes
We apply the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At September 30, 2014, we had a liability for unrecognized tax benefits of $8.2 million (which includes $3.6 million of benefits which would favorably impact our effective tax rate upon recognition), primarily related to foreign operations. As of September 30, 2013, we had a liability for unrecognized tax benefits of $10.5 million ($3.8 million of which, if recognized, would favorably impact our effective tax rate). In addition, we recognize interest and penalties that could be applied to uncertain tax positions in periodic income tax expense. As of September 30, 2014 and December 31, 2013, we had approximately $3.1 million and $7.9 million, respectively, of accrued interest and penalties related to uncertain tax positions.
During the nine months ended September 30, 2014, we paid approximately $6.1 million in settlement of notices of assessment in Kazakhstan that were previously reserved in the liability for unrecognized tax benefits.  Management believes that the Company is properly reserved with respect to accounting for uncertainty in income taxes.
Note 7 - Income Tax Benefit/Expense
During the third quarter of 2014 we had an income tax expense of $11.0 million compared to $9.1 million for the third quarter of 2013. The increase in current period income tax expense is primarily due to higher pre-tax earnings and the mix of operations in the third quarter of 2014 when compared with pre-tax earnings and the mix of operations reported for the third quarter of 2013.
Note 8 - Long-Term Debt
The following table illustrates our debt portfolio as of September 30, 2014 and December 31, 2013:

Dollars in thousands	September 30, 2014	December 31, 2013
6.75% Senior Notes, due July 2022	$360,000	$—
7.50% Senior Notes, due August 2020	225,000	225,000
9.125% Senior Notes, due April 2018	—	428,781
Term Note, due December 2017	32,500	—
Total debt	617,500	653,781
Less current portion	10,000	25,000
Total long-term debt	$607,500	$628,781
6.75% Senior Notes, due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of 6.75% Senior Notes due 2022 (6.75% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 6.75% Notes offering plus a $40.0 million draw under our Amended and Restated Credit Agreement (Secured Credit Agreement) and cash on hand, were utilized to redeem $416.2 million aggregate principal amount of our outstanding 9.125% Senior Notes due 2018 (9.125% Notes) pursuant to a tender and consent solicitation offer commenced on January 7, 2014. See further discussion of the tender and consent solicitation offer below entitled "9.125% Senior Notes, due April 2018".
The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under our Secured Credit Agreement or our 7.50% Senior Notes due 2020 (7.50% Notes, and collectively with the 6.75% Notes, the Senior Notes). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($7.1 million net of amortization as of September 30, 2014) are being amortized over the term of the notes using the effective interest rate method.
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
The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under our Secured Credit Agreement or the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($4.8 million, net of amortization as of September 30, 2014) are being amortized over the term of the notes using the effective interest rate method.
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
On January 7, 2014, we commenced a tender and consent solicitation with respect to the 9.125% Notes. The tender offer price was $1,061.98, inclusive of a $30.00 consent payment, for each $1,000 principal amount of 9.125% Notes, plus accrued and unpaid interest. On January 22, 2014, we paid $453.7 million for the tendered 9.125% Notes, comprised of $416.2 million of aggregate principal amount of the 9.125% Notes, $25.8 million of tender and consent premiums and $11.7 million of accrued interest. On April 1, 2014, we redeemed the remaining $8.8 million aggregate principal amount of the outstanding 9.125% Notes for a purchase price of $9.6 million, inclusive of a $0.4 million call premium and $0.4 million interest. During the nine months ended September 30, 2014, we recorded a loss on extinguishment of debt of approximately $30.2 million, which included the tender and consent premiums of $25.8 million, the call premium of $0.4 million and the write-off of unamortized debt issuance costs of $7.7 million, offset by the write-off of the remaining unamortized debt issuance premium of $3.8 million.

Amended and Restated Credit Agreement
On December 14, 2012, we entered into the Secured Credit Agreement consisting of a senior secured $80.0 million revolving facility (Revolver) and a senior secured term loan facility (Term Loan). In July 2013, the Secured Credit Agreement was amended to permit re-borrowing in the form of additional term loans, of up to $45.0 million, decreasing by $2.5 million at the end of each quarter beginning September 30, 2013 and ending March 31, 2014. In January 2014 we re-borrowed $40 million of the Term Loan pursuant to the amendment.
Our obligations under the Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified barge rigs and rental equipment. The Secured Credit Agreement contains customary affirmative and negative covenants with which we were in compliance as of September 30, 2014 and December 31, 2013. The Secured Credit Agreement matures on December 14, 2017.
Revolver
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Under the Secured Credit Agreement, the Applicable Rate varies from a rate per annum ranging from 2.50 percent to 3.00 percent for LIBOR rate loans and 1.50 percent to 2.00 percent for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the Secured Credit Agreement). Revolving loans are available subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and rental equipment of the Company and its subsidiary guarantors. There were no revolving loans outstanding at September 30, 2014 and December 31, 2013. Letters of credit outstanding against the Revolver as of September 30, 2014 and December 31, 2013 totaled $6.4 million and $4.6 million, respectively.
Term Loan
The Term Loan originated at $50.0 million on December 14, 2012 and requires quarterly principal payments of $2.5 million, which began March 31, 2013. Interest on the Term Loan accrues at a Base Rate plus 2.00 percent or LIBOR plus 3.00 percent. The outstanding balance on the Term Loan at December 31, 2013 was zero. In January 2014 we re-borrowed $40 million of the Term Loan and used the proceeds, along with the proceeds from the issuance of the 6.75% Notes, to repurchase our 9.125% Notes. As of September 30, 2014 the remaining balance on the Term Loan was $32.5 million. We are no longer able to re-borrow amounts under the Term Loan.
Note 9 - Fair Value of Financial Instruments
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

Fair value of our debt instruments is determined using Level 2 inputs. Fair values and related carrying values of our debt instruments were as follows for the periods indicated:

	September 30, 2014		December 31, 2013
Dollars in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt
6.75% Notes	$360,000	$364,500	$—	$—
7.50% Notes	225,000	235,688	225,000	236,250
9.125% Notes	—	—	425,000	446,250
Total	$585,000	$600,188	$650,000	$682,500
The assets acquired and liabilities assumed in the ITS Acquisition were recorded at fair value in accordance with U.S. GAAP. Acquisition date fair values represent either Level 2 fair value measurements (current assets and liabilities, property, plant and equipment) or Level 3 fair value measurements (intangible assets).
Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the nine months ended September 30, 2014.
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

On July 31, 2014, Fuchs Family Trust, a purported stockholder of the Company, filed a complaint under Section 220 of the Delaware Code seeking to inspect the Company’s books and records.  The action is styled Fuchs Family Trust v. Parker Drilling Company, Case No. 9986-VCN, and was filed in the Court of Chancery of the State of Delaware.  The complaint alleges that the inspection of records is intended to investigate purported corporate wrongdoing and mismanagement related to the Company’s 2013 resolutions of investigations by the U.S. Department of Justice and the Securities and Exchange Commission into certain violations of the Foreign Corrupt Practices Act by Company employees.  Plaintiff seeks to compel the records inspection and requests costs, expenses, and attorneys’ fees in the event inspection is permitted. We do not believe a liability is probable and estimable at this time.
ITS Pre-Acquisition Internal Controls
Our due diligence process with respect to the ITS Acquisition identified certain transactions that suggest that ITS' pre-acquisition internal controls may have failed to prevent violations of potentially applicable international trade and anti-corruption laws, including those of the United Kingdom. We have investigated such violations and have and will, as appropriate, make any identified violations known to relevant authorities, cooperate with any resulting investigations and take proper remediation measures (including seeking any necessary government authorizations). While it is possible that matters may arise where a contingency may require further accounting considerations, we believe that any resolution will not have a material impact on our consolidated financial statements.
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
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when: (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This accounting guidance is effective for our first quarter in fiscal 2014 and does not have a material impact on our condensed consolidated financial statements.

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
We are providing unaudited consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	September 30, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$23,577	$12,515	$42,219	$—	$78,311
Accounts and notes receivable, net	(1)	108,637	156,167	—	264,803
Rig materials and supplies	—	727	45,047	—	45,774
Deferred costs	—	—	6,857	—	6,857
Deferred income taxes	—	6,843	1,172	—	8,015
Other tax assets	55,782	(56,829)	19,169	—	18,122
Other current assets	—	11,754	11,730	—	23,484
Total current assets	79,358	83,647	282,361	—	445,366
Property, plant and equipment, net	(19)	599,251	313,621	—	912,853
Investment in subsidiaries and intercompany advances	2,822,265	1,232,241	2,273,328	(6,327,834)	—
Other noncurrent assets	(482,689)	533,446	233,349	(121,312)	162,794
Total assets	$2,418,915	$2,448,585	$3,102,659	$(6,449,146)	$1,521,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$—	$—	$—	$10,000
Accounts payable and accrued liabilities	67,053	83,258	268,575	(258,175)	160,711
Accrued income taxes	(5,548)	11,327	5,974	—	11,753
Total current liabilities	71,505	94,585	274,549	(258,175)	182,464
Long-term debt	607,500	—	—	—	607,500
Other long-term liabilities	2,866	6,636	8,405	—	17,907
Long-term deferred tax liability	(29)	60,314	(5,745)	—	54,540
Intercompany payables	1,082,870	1,017,037	999,057	(3,098,964)	—
Total liabilities	1,764,712	1,178,572	1,276,266	(3,357,139)	862,411
Total equity	654,203	1,270,013	1,826,393	(3,092,007)	658,602
Total liabilities and stockholders’ equity	$2,418,915	$2,448,585	$3,102,659	$(6,449,146)	$1,521,013

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended September 30, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	—	$129,935	$156,495	$(44,418)	$242,012
Operating expenses	—	65,369	139,846	(44,418)	160,797
Depreciation and amortization	—	22,168	13,981	—	36,149
Total operating gross margin	—	42,398	2,668	—	45,066
General and administration expense (1)	110	(8,988)	(492)	—	(9,370)
Gain (loss) on disposition of assets, net	—	91	(548)	—	(457)
Total operating income	110	33,501	1,628	—	35,239
Other income and (expense):
Interest expense	(11,529)	(35)	(1,943)	2,659	(10,848)
Interest income	98	176	2,421	(2,659)	36
Other	—	675	(1,211)	—	(536)
Equity in net earnings of subsidiaries	19,442	—	—	(19,442)	—
Total other income (expense)	8,011	816	(733)	(19,442)	(11,348)
Income (benefit) before income taxes	8,121	34,317	895	(19,442)	23,891
Total income tax expense (benefit)	(4,445)	14,337	1,122	—	11,014
Net income (loss)	12,566	19,980	(227)	(19,442)	12,877
Less: Net income attributable to noncontrolling interest	—	—	311	—	311
Net income (loss) attributable to controlling interest	$12,566	$19,980	$(538)	$(19,442)	$12,566

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$119,223	$170,609	$(52,070)	$237,762
Operating expenses	—	64,297	140,920	(52,070)	153,147
Depreciation and amortization	—	19,956	15,926	—	35,882
Total operating gross margin	—	34,970	13,763	—	48,733
General and administration expense (1)	(47)	(14,103)	(88)	—	(14,238)
Gain (loss) on disposition of assets, net	—	(34)	1,128	—	1,094
Total operating income (loss)	(47)	20,833	14,803	—	35,589
Other income and (expense):
Interest expense	(14,035)	(107)	(2,198)	3,213	(13,127)
Interest income	360	250	2,733	(3,213)	130
Loss on extinguishment of debt	(5,218)	—	—	—	(5,218)
Other	(1)	64	(207)	—	(144)
Equity in net earnings of subsidiaries	22,322	—	—	(22,322)	—
Total other income (expense)	3,428	207	328	(22,322)	(18,359)
Income (loss) before income taxes	3,381	21,040	15,131	(22,322)	17,230
Income tax expense (benefit)	(4,589)	10,223	3,478	—	9,112
Net income (loss)	7,970	10,817	11,653	(22,322)	8,118
Less: Net income attributable to noncontrolling interest	—	—	148	—	148
Net income (loss) attributable to controlling interest	$7,970	$10,817	$11,505	$(22,322)	$7,970

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	396,536	461,460	(132,525)	$725,471
Operating expenses	—	222,846	411,070	(132,525)	501,391
Depreciation and amortization	—	63,343	43,323	—	106,666
Total operating gross margin	—	110,347	7,067	—	117,414
General and administration expense (1)	(195)	(23,806)	(1,340)	—	(25,341)
Gain (loss) on disposition of assets, net	(79)	522	(10)	—	433
Total operating income (loss)	(274)	87,063	5,717	—	92,506
Other income and (expense):
Interest expense	(35,542)	(120)	(6,356)	8,532	(33,486)
Interest income	632	553	7,503	(8,532)	156
Loss on extinguishment of debt	(30,152)	—	—	—	(30,152)
Other	—	860	531	—	1,391
Equity in net earnings of subsidiaries	50,591	—	—	(50,591)	—
Total other income (expense)	(14,471)	1,293	1,678	(50,591)	(62,091)
Income (loss) before income taxes	(14,745)	88,356	7,395	(50,591)	30,415
Total Income tax expense (benefit)	(30,443)	34,187	10,349	—	14,093
Net income (loss)	15,698	54,169	(2,954)	(50,591)	16,322
Less: Net income attributable to noncontrolling interest	—	—	624	—	624
Net income (loss) attributable to controlling interest	$15,698	$54,169	$(3,578)	$(50,591)	$15,698

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Total revenues	$—	$345,367	$388,912	$(103,428)	$630,851
Operating expenses	—	186,708	330,014	(103,428)	413,294
Depreciation and amortization	—	57,335	40,339	—	97,674
Total operating gross margin	—	101,324	18,559	—	119,883
General and administration expense (1)	(140)	(48,861)	(285)	—	(49,286)
Gain on disposition of assets, net	—	1,917	842	—	2,759
Total operating income (loss)	(140)	54,380	19,116	—	73,356
Other income and (expense):
Interest expense	(36,734)	(167)	(9,494)	12,521	(33,874)
Interest income	3,366	1,584	9,963	(12,521)	2,392
Loss on extinguishment of debt	(5,218)	—	—	—	(5,218)
Changes in fair value of derivative positions	54	—	—	—	54
Other	—	(192)	(613)	—	(805)
Equity in net earnings of subsidiaries	36,330	—	—	(36,330)	—
Total other income (expense)	(2,202)	1,225	(144)	(36,330)	(37,451)
Income (loss) before income taxes	(2,342)	55,605	18,972	(36,330)	35,905
Income tax expense (benefit)	(19,185)	27,993	10,033	—	18,841
Net income (loss)	16,843	27,612	8,939	(36,330)	17,064
Less: Net income attributable to noncontrolling interest	—	—	221	—	221
Net income (loss) attributable to controlling interest	$16,843	$27,612	$8,718	$(36,330)	$16,843

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income (loss)	$12,566	$19,980	$(227)	$(19,442)	$12,877
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	(1,780)	—	(1,780)
Currency translation difference on foreign currency net investments	—	—	615	—	615
Total other comprehensive income (loss), net of tax:	—	—	(1,165)	—	(1,165)
Comprehensive income (loss)	12,566	19,980	(1,392)	(19,442)	11,712
Comprehensive (income) attributable to noncontrolling interest	—	—	(289)	—	(289)
Comprehensive income (loss) attributable to controlling interest	$12,566	$19,980	$(1,681)	$(19,442)	$11,423

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income (loss)	$7,970	$10,817	$11,653	$(22,322)	$8,118
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	(577)	—	(577)
Currency translation difference on foreign currency net investments	—	—	2,098	—	$2,098
Total other comprehensive income (loss), net of tax:	—	—	1,521	—	1,521
Comprehensive income (loss)	7,970	10,817	13,174	(22,322)	9,639
Comprehensive (income) attributable to noncontrolling interest	—	—	(53)	—	(53)
Comprehensive income (loss) attributable to controlling interest	$7,970	$10,817	$13,121	$(22,322)	$9,586

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income (loss)	$15,698	$54,169	$(2,954)	$(50,591)	$16,322
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	(2,248)	—	(2,248)
Currency translation difference on foreign currency net investments	—	—	1,126	—	1,126
Total other comprehensive income (loss), net of tax:	—	—	(1,122)	—	(1,122)
Comprehensive income	15,698	54,169	(4,076)	(50,591)	15,200
Comprehensive (income) attributable to noncontrolling interest	—	—	(523)	—	(523)
Comprehensive income attributable to controlling interest	$15,698	$54,169	$(4,599)	$(50,591)	$14,677

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income (loss)	$16,843	$27,612	$8,939	$(36,330)	$17,064
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	(1,542)	—	(1,542)
Currency translation difference on foreign currency net investments	—	—	2,499	—	2,499
Total other comprehensive income (loss), net of tax:	—	—	957	—	957
Comprehensive income	16,843	27,612	9,896	(36,330)	18,021
Comprehensive (income) attributable to noncontrolling interest	—	—	(83)	—	(83)
Comprehensive income attributable to controlling interest	$16,843	$27,612	$9,813	$(36,330)	$17,938

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$15,698	$54,169	$(2,954)	$(50,591)	$16,322
Adjustments to reconcile net income (loss):
Depreciation and amortization	—	63,343	43,323	—	106,666
Loss on extinguishment of debt	30,152	—	—	—	30,152
Gain on disposition of assets	79	(522)	10	—	(433)
Deferred income tax expense	(15,774)	12,525	3,322	—	73
Expenses not requiring cash	9,940	(1,538)	1,739	—	10,141
Equity in net earnings of subsidiaries	(50,591)	—	—	50,591	—
Change in accounts receivable	—	(1,715)	(3,473)	—	(5,188)
Change in other assets	43,412	(58,441)	22,583	—	7,554
Change in accrued income taxes	(13,232)	11,764	(8,929)	—	(10,397)
Change in liabilities	(8,213)	(9,395)	7,069	—	(10,539)
Net cash provided by operating activities	11,471	70,190	62,690	—	144,351

Cash flows from investing activities:
Capital expenditures	—	(107,137)	(43,972)	—	(151,109)
Proceeds from the sale of assets	—	1,088	1,206	—	2,294
Acquisition of ITS, net of cash acquired	—	—	—	—	—
Net cash (used in) investing activities	—	(106,049)	(42,766)	—	(148,815)

Cash flows from financing activities:
Proceeds from debt issuance	400,000	—	—	—	400,000
Repayments of long term debt	(425,000)	—	—	—	(425,000)
Paydown on term note	(7,500)	—	—	—	(7,500)
Payment of debt issuance costs	(7,630)	—	—	—	(7,630)
Payment of debt extinguishment costs	(26,214)	—	—	—	(26,214)
Excess tax benefit from stock-based compensation	430	—	—	—	430
Intercompany advances, net	(10,677)	40,064	(29,387)	—	—
Net cash provided by (used in) financing activities	(76,591)	40,064	(29,387)	—	(65,914)

Net change in cash and cash equivalents	(65,120)	4,205	(9,463)	—	(70,378)
Cash and cash equivalents at beginning of year	88,697	8,310	51,682	—	148,689
Cash and cash equivalents at end of year	$23,577	$12,515	$42,219	$—	$78,311

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$16,843	$27,612	$8,939	$(36,330)	$17,064
Adjustments to reconcile net income (loss)
Depreciation and amortization	—	57,335	40,339	—	97,674
Loss on extinguishment of debt	5,218	—	—	—	5,218
Gain on disposition of assets	—	(1,917)	(842)	—	(2,759)
Deferred income tax expense	(2,860)	10,479	5,253	—	12,872
Expenses not requiring cash	10,494	591	(1,157)	—	9,928
Equity in net earnings of subsidiaries	(36,330)	—	—	36,330	—
Change in accounts receivable	(899)	(7,951)	(19,755)	—	(28,605)
Change in other assets	3,045	4,580	(8,971)	—	(1,346)
Change in accrued income taxes	358	(85)	2,604	—	2,877
Change in liabilities	14,222	(2,116)	306	—	12,412
Net cash provided by operating activities	10,091	88,528	26,716	—	125,335

Cash flows from investing activities:
Capital expenditures	—	(66,956)	(35,900)	—	(102,856)
Proceeds from the sale of assets	—	2,751	2,782	—	5,533
Acquisition of ITS, net of cash acquired	—	(292)	(117,699)	—	(117,991)
Net cash (used in) investing activities	—	(64,497)	(150,817)	—	(215,314)

Cash flows from financing activities:
Proceeds from debt issuance	350,000	—	—	—	350,000
Repayments of long term debt	(125,000)	—	—	—	(125,000)
Paydown on term note	(50,000)	—	—	—	(50,000)
Payment of debt issuance costs	(10,981)	—	—	—	(10,981)
Payment of debt extinguishment costs	—	—	—	—	—
Excess tax benefit from stock-based compensation	531	—	—	—	531
Intercompany advances, net	(127,376)	(13,781)	141,157	—	—
Net cash provided by (used in) financing activities	37,174	(13,781)	141,157	—	164,550

Net change in cash and cash equivalents	47,265	10,250	17,056	—	74,571
Cash and cash equivalents at beginning of year	42,251	11,023	34,612	—	87,886
Cash and cash equivalents at end of year	$89,516	$21,273	$51,668	$—	$162,457

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

OVERVIEW AND OUTLOOK

Overview
Our financial results for the 2014 third quarter, compared with those of the 2013 third quarter, reflect primarily increased revenues and earnings from our drilling operations offset by reduced revenues and earnings from our rental tools business.
Our drilling activities, overall, produced higher revenues and earnings, primarily from gains in our U.S. operations. Our U.S. barge drilling operations achieved higher realized average dayrates and benefited further from the additions of Rigs 55B and 30B in the 2014 second and third quarters, respectively. An increase in realized average dayrates and operating efficiencies achieved by our Alaska rigs made a further contribution.  This was partially offset by a lower realized average dayrate for our international drilling operations and the temporary costs of earlier rig deployments that brought our international rig fleet utilization up to current levels.
Our rental tools business recorded a decline in revenues and earnings.  We achieved increased revenues and earnings from our U.S. rental tools business, despite competitive pricing conditions, primarily due to higher rental tools equipment utilization.  For our international rental tools business, market and operating disruptions reduced the contribution to revenues and earnings.
Outlook
We believe the recent decline in the price of crude oil is beginning to influence drilling activity in U.S. markets. This could lead to lower than previously expected fourth quarter revenues and earnings from our U.S. operations. However, our international businesses operate in markets where drilling activity is less volatile. As a result, our near-term expectations for our international businesses are largely unchanged.
As current market concerns resolve themselves, we expect the long-term needs of the industry to generate growth in demand for the services we provide. We believe this will produce opportunities to further grow our businesses, enhance our operating performance and deliver strong financial results.

RESULTS OF OPERATIONS
We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 5 to our condensed consolidated financial statements.
We monitor our business segments based on several criteria, including operating gross margin. Operating gross margin excluding depreciation and amortization is computed as revenues less direct operating expenses, and excludes depreciation and amortization expense, where applicable; operating gross margin percentages are computed as operating gross margin as a percent of revenues. The operating gross margin amounts and operating gross margin percentages should not be used as a substitute for those amounts reported under U.S. GAAP. Management believes this information is useful to our investors as it more accurately reflects the cash flow from operations generated by each segment.
Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013
Revenues of $242.0 million for the three months ended September 30, 2014 increased $4.3 million, or 1.8 percent, compared with $237.8 million for the three months ended September 30, 2013. Operating gross margin decreased $3.7 million or 7.5 percent, to $45.1 million, for the three months ended September 30, 2014 compared with $48.7 million for the three months ended September 30, 2013. During the three months ended September 30, 2014, we recorded net income attributable to controlling interest of $12.6 million compared with net income attributable to controlling interest of $8.0 million for the three months ended September 30, 2013.
    The following is an analysis of our operating results for the comparable quarters:

	Three Months Ended September 30,
Dollars in Thousands	2014		2013
Revenues:
Rental Tools	$87,711	37%	$89,614	38%
U.S. Barge Drilling	39,630	16%	33,919	14%
U.S. Drilling	19,687	8%	18,693	8%
International Drilling	88,173	36%	88,562	37%
Technical Services	6,811	3%	6,974	3%
Total revenues	242,012	100%	237,762	100%
Operating gross margin excluding depreciation and amortization:
Rental Tools gross margin	35,724	41%	40,875	46%
U.S Barge Drilling gross margin	20,691	52%	15,807	47%
U.S. Drilling gross margin	5,292	27%	3,907	21%
International Drilling gross margin	18,460	21%	23,842	27%
Technical Services gross margin	1,048	15%	184	3%
Total operating gross margin excluding depreciation and amortization	81,215	34%	84,615	36%
Depreciation and amortization	(36,149)		(35,882)
Total operating gross margin	45,066		48,733
General and administrative expense	(9,370)		(14,238)
Gain (loss) on disposition of assets, net	(457)		1,094
Total operating income	$35,239		$35,589

Operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	Rental Tools	U.S. Barge Drilling	U.S. Drilling	International Drilling	Technical Services
Three Months Ended September 30, 2014
Segment operating gross margin (1)	$19,652	$15,284	$1,307	$7,810	$1,013
Depreciation and amortization	16,072	5,407	3,985	10,650	35
Operating gross margin excluding depreciation and amortization	$35,724	$20,691	$5,292	$18,460	$1,048
Three Months Ended September 30, 2013
Segment operating gross margin (1)	$25,816	$12,236	$103	$10,425	$153
Depreciation and amortization	15,059	3,571	3,804	13,417	31
Operating gross margin excluding depreciation and amortization	$40,875	$15,807	$3,907	$23,842	$184
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
Rental Tools segment revenues decreased $1.9 million, or 2.1%, to $87.7 million for the third quarter of 2014 compared with $89.6 million for the third quarter of 2013. The decrease was primarily driven by an $8.0 million decrease in our international revenues primarily due to a decline in utilization. This decrease in revenues was partially offset by a $6.1 million increase in our U.S. rental tools revenues primarily driven by higher utilization in the U.S. land drilling market.
Rental Tools segment operating gross margin excluding depreciation and amortization decreased $5.2 million, or 12.6%, to $35.7 million in the third quarter of 2014 compared with the $40.9 million for the third quarter of 2013. The decline was primarily due to lower utilization as discussed above.
U.S. Barge Drilling
U.S. Barge Drilling segment revenues increased $5.7 million, or 16.8%, to $39.6 million for the third quarter of 2014 compared with $33.9 million for the third quarter of 2013. The increase in revenues was due to higher average dayrates for the U.S. barge rig fleet, including benefits from the addition to our operating fleet of Rigs 55B and 30B in the second and third quarters of 2014. The increase was partially offset by lower utilization primarily due to a decline in market opportunities.
U.S. Barge Drilling segment's operating gross margin excluding depreciation and amortization increased $4.9 million, or 30.9%, to $20.7 million for the third quarter of 2014 compared with $15.8 million for the third quarter of 2013. The increase was primarily driven by the increase in average dayrates described above.
U.S. Drilling
U.S. Drilling segment revenues increased $1.0 million, or 5.3% to $19.7 million for the third quarter of 2014 compared with $18.7 million for the third quarter of 2013. The increase in revenues was due to additional personnel in our Alaska operations, which resulted in an increase in the average dayrate.
U.S. Drilling segment operating gross margin excluding depreciation and amortization increased $1.4 million, or 35.4%, to $5.3 million for the third quarter of 2014 compared with $3.9 million for the third quarter of 2013, primarily driven by the increase in average dayrate described above.

International Drilling
International Drilling segment revenues decreased $0.4 million, or 0.4%, to $88.2 million for the third quarter of 2014, compared with $88.6 million for the third quarter of 2013. The lower revenues were attributable to a decrease in drilling revenues from the operation of Parker-owned rigs, partially offset by an increase in revenues from O&M contracts.
Revenues related to Parker-owned rigs decreased $3.7 million, or 6.1%, to $56.3 million for the third quarter of 2014 compared with $60.0 million for the third quarter of 2013. This decrease in revenues was driven by a decline in our utilization in our Latin America region as well as a decline in our Sakhalin Island operations related to mobilization revenue in the third quarter of 2013 that did not recur in the third quarter of 2014. This decline in revenues was partially offset by an increase in dayrate in our Sakhalin Island operations as well as an increase in our rig fleet utilization in the Kurdistan Region of Iraq resulting from a full quarter of revenues for the third quarter of 2014 for rigs which were previously idle during the third quarter of 2013.
O&M revenues increased $3.3 million, or 11.5%, to $31.8 million for the third quarter of 2014 compared with $28.5 million for the third quarter of 2013, driven by increased dayrates from our Sakhalin Island operations during the third quarter of 2014, partially offset by the completion of the Coral Sea project in May 2014. Approximately $11.5 million and $8.1 million of O&M revenues were attributable to reimbursable costs for the three month periods ended September 30, 2014 and 2013, respectively, which increased revenues, but had minimal impact on operating margins.
International Drilling operating gross margin excluding depreciation and amortization decreased $5.4 million, or 22.6%, to $18.5 million for the third quarter of 2014 compared with $23.8 million for the third quarter of 2013. The decrease was primarily due to the declines in utilization in our Latin America region as well as the impact of higher operating costs associated with rig redeployments to the Kurdistan Region of Iraq. The decline was partially offset by an increase in operating gross margin excluding depreciation and amortization related to increased revenues from our Sakhalin Island O&M operations described above.
Technical Services
Technical Services segment revenues decreased $0.2 million to $6.8 million for the third quarter of 2014 compared with $7.0 million for the third quarter of 2013. The decrease is primarily due to the winding down and near completion of the vendor services phase of the Berkut platform project in the third quarter of 2014. This decline is partially offset by an increase in revenues related to a FEED project that is ramping up in the third quarter of 2014.
Technical Services operating gross margin excluding depreciation and amortization increased $0.9 million to $1.0 million for the third quarter of 2014 compared with $0.2 million for the third quarter of 2013. The increase is primarily the result of the FEED project described above.
Other Financial Data
General and administration expense decreased $4.9 million to $9.4 million for the third quarter of 2014 compared with $14.2 million for the third quarter of 2013. The decrease is primarily the result of $4.8 million of costs incurred in the 2013 third quarter related to the ITS Acquisition that did not recur in the third quarter of 2014. General and administrative expense in the third quarter of 2014 also benefited from a $1.25 million reimbursement received from an escrow account during the third quarter of 2014 related to the ITS Acquisition to reimburse the Company for certain post-acquisition expenditures.
Net losses recognized on asset dispositions were $0.5 million during the third quarter of 2014 compared with $1.1 million of net gains during the third quarter of 2013. Activity in both periods was primarily the result of asset sales. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Interest expense decreased $2.3 million to $10.8 million for the third quarter of 2014 compared with $13.1 million for the third quarter of 2013. This decrease was primarily related to a decrease in debt-related interest expense resulting from lower interest rates and a lower total debt balance on our outstanding debt. Interest income during the 2014 and 2013 third quarters was nominal.
There were no debt extinguishment costs incurred in the three months ended September 30, 2014, compared with a loss on extinguishment of debt of $5.2 million during the three months ended September 30, 2013. The loss on extinguishment of debt for 2013 related to the write-off of debt issuance costs resulting from the repayment of the $125 million Goldman Term Loan during July 2013.

We had $0.5 million of other expense for the third quarter of 2014 compared with $0.1 million of other expense for the third quarter of 2013. Other expense for the third quarter of 2014 is primarily driven by losses related to foreign currency fluctuations in our Sakhalin Island operations, largely offset by a settlement of claims against a vendor.

During the third quarter of 2014 we had an income tax expense of $11.0 million compared to $9.1 million for the third quarter of 2013. The increase in current period income tax expense is primarily due to higher pre-tax earnings and the mix of operations in the third quarter of 2014 when compared with pre-tax earnings and the mix of operations reported for the third quarter of 2013.
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
Revenues increased $94.6 million, or 15.0%, to $725.5 million for the nine months ended September 30, 2014, compared with revenues of $630.9 million for the comparable 2013 period. Operating gross margin decreased $2.5 million, or 2.1%, to $117.4 million for the nine months ended September 30, 2014, compared with operating gross margin of $119.9 million for the comparable 2013 period. We recorded net income attributable to controlling interest of $15.7 million for the nine months ended September 30, 2014, as compared with $16.8 million for the nine months ended September 30, 2013.
The following is an analysis of our operating results for the comparable periods:

	Nine months ended September 30,
Dollars in Thousands	2014		2013
Revenues:
Rental Tools	$255,387	35%	$228,717	36%
U.S. Barge Drilling	110,408	15%	102,085	16%
U.S. Drilling	59,143	8%	48,238	8%
International Drilling	265,396	37%	236,394	38%
Technical Services	35,137	5%	15,417	2%
Total revenues	725,471	100%	630,851	100%
Operating gross margin excluding depreciation and amortization:
Rental Tools gross margin	97,802	38%	111,428	49%
U.S Barge Drilling gross margin	54,054	49%	48,240	47%
U.S. Drilling gross margin	15,849	27%	7,874	16%
International Drilling gross margin	53,660	20%	49,414	21%
Technical Services gross margin	2,715	8%	601	4%
Total operating gross margin excluding depreciation and amortization	224,080	31%	217,557	35%
Depreciation and amortization	(106,666)		(97,674)
Total operating gross margin	117,414		119,883
General and administrative expense	(25,341)		(49,286)
Gain on disposition of assets, net	433		2,759
Total operating income	$92,506		$73,356

Operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	Rental Tools	U.S. Barge Drilling	U.S. Drilling	International Drilling	Technical Services
Nine Months Ended September 30, 2014
Operating gross margin (1)	$50,761	$39,655	$4,072	$20,395	$2,531
Depreciation and amortization	47,041	14,399	11,777	33,265	184
Operating gross margin excluding depreciation and amortization	$97,802	$54,054	$15,849	$53,660	$2,715
Nine Months Ended September 30, 2013
Operating gross margin (1)	$72,469	$37,656	$(4,618)	$13,858	$518
Depreciation and amortization	38,959	10,584	12,492	35,556	83
Operating gross margin excluding depreciation and amortization	$111,428	$48,240	$7,874	$49,414	$601
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
Rental Tools segment revenues increased $26.7 million, or 11.7%, to $255.4 million during the nine months ended September 30, 2014 compared with $228.7 million for the nine months ended September 30, 2013. The increase was due to a $23.7 million increase in our international revenues and a $3.0 million increase in our U.S. revenues. The increase in international revenues was primarily due to the ITS Acquisition, which contributed an increase of $24.1 million of revenues in the nine months ended September 30, 2014. The increase in U.S. rental tools revenues was due to increased activity in the offshore Gulf of Mexico market, partially offset by decreased activity in the U.S. land drilling market.
Rental Tools segment operating gross margin excluding depreciation and amortization, decreased $13.6 million, or 12.2%, to $97.8 million during the nine months ended September 30, 2014, compared with $111.4 million for the nine months ended September 30, 2013. The decline is attributable to both our international and U.S. operations. In the U.S., the increase in competitive conditions described above led to lower product pricing for rental tools and related activities. Internationally, we experienced lower utilization, increased costs related to ongoing closure costs, and an increase in the allowance for doubtful accounts.
U.S. Barge Drilling
U.S. Barge Drilling segment revenues increased $8.3 million, or 8.2%, to $110.4 million for the nine months ended September 30, 2014, compared with $102.1 million for the nine months ended September 30, 2013. The increase in revenues was primarily due to higher average dayrates for the U.S. barge rig fleet, including benefits from the addition to our operating fleet of Rigs 55B and 30B in the second and third quarters, respectively, of 2014. The increase was partially offset by lower utilization primarily due to a decline in market opportunities.
U.S. Barge Drilling segment operating gross margin excluding depreciation and amortization increased $5.8 million, or 12.1%, to $54.1 million for the nine months ended September 30, 2014, compared with $48.2 million for the nine months ended September 30, 2013, primarily driven by the increase in average dayrates for the U.S barge rig fleet as described above.

U.S. Drilling
U.S. Drilling segment revenues increased $10.9 million, or 22.6%, to $59.1 million for the nine months ended September 30, 2014, compared with $48.2 million for the nine months ended September 30, 2013. The increase in revenues is the result of a full nine months of operations in 2014 of our two arctic-class drilling rigs in Alaska, compared with 2013, in which one rig was not operational until February 2013. Additionally, the O&M contract supporting three platform operations located offshore California generated higher reimbursable revenues and was operating for the full nine months ended September 30, 2014, compared with 2013, in which this contract commenced in February 2013.
U.S. Drilling segment operating gross margin excluding depreciation and amortization increased $8.0 million, or 101.3%, to $15.8 million for the nine months ended September 30, 2014, compared with $7.9 million for the nine months ended September 30, 2013, primarily due to both arctic-class rigs being fully operational as described above. Additionally, we collected a previously reserved receivable allowing us to reverse the reserve during the first quarter of 2014.
International Drilling
International Drilling segment revenues increased $29.0 million, or 12.3%, to $265.4 million for the nine months ended September 30, 2014 compared with $236.4 million for the nine months ended September 30, 2013.
Revenues related to Parker-owned rigs increased $23.6 million, or 16.5%, to $166.5 million for the nine months ended September 30, 2014 compared with $142.9 million for the nine months ended September 30, 2013, primarily due to an increase in utilization in our Sakhalin Island operations and an increase in our utilization in the Kurdistan Region of Iraq where we successfully deployed two previously idle rigs, partially offset by reduced revenues due to a decline in rig fleet utilization in our Latin America region.
O&M revenues increased $5.4 million, or 5.8%, to $98.9 million for the nine months ended September 30, 2014, compared with $93.5 million for the nine months ended September 30, 2013. The increase in revenues from our O&M contracts was primarily due to increased activity and higher dayrates associated with our Sakhalin Island O&M operations, partially offset by the completion of the Coral Sea project in May 2014. Of the total O&M revenues, approximately $33.0 million and $31.5 million were attributable to reimbursable costs for the nine months ended September 30, 2014 and 2013, respectively, which added to revenues but had minimal impact on margins.
International Drilling operating gross margin excluding depreciation and amortization increased $4.2 million, or 8.6%, to $53.7 million during the nine months ended September 30, 2014, compared with $49.4 million for the nine months ended September 30, 2013. The increase was primarily due to higher dayrates associated with our Sakhalin Island O&M operations, partially offset by the impact of net mobilization costs associated with the redeployment of two Parker-owned rigs from Kazakhstan to the Kurdistan Region of Iraq and their high initial operating costs.
Technical Services
Technical Services segment revenues increased $19.7 million, or 127.9%, to $35.1 million for the nine months ended September 30, 2014, compared with $15.4 million for the nine months ended September 30, 2013. The increase is primarily due to a new FEED contract entered into during the fourth quarter of 2013 and increased activity under the vendor services phase of the Berkut platform project.
Operating gross margin excluding depreciation and amortization for this segment increased $2.1 million, or 351.7% to $2.7 million for the nine months ended September 30, 2014, compared with $0.6 million for the nine months ended September 30, 2013. The increase is primarily the result of the FEED project described above.
Other Financial Data
General and administration expense decreased $23.9 million to $25.3 million for the nine months ended September 30, 2014 compared with $49.3 million for the nine months ended September 30, 2013. This decrease is primarily due to approximately $19.2 million of costs incurred during the nine months ended September 30, 2013 related to the ITS Acquisition that did not recur in 2014. Additionally, during the nine months ended September 30, 2013 we incurred severance costs related to the departure of our former chief financial officer and higher legal costs for matters related to our deferred prosecution agreement and settlements with the DOJ and SEC (as discussed in Note 10 of our condensed consolidated financial statements), neither of which recurred during 2014. General and administrative expense in the nine months ended September 30, 2014 also benefited from a $2.75 million reimbursement from escrow related to the ITS Acquisition to reimburse the Company for certain post-acquisition expenditures.

Net gains recognized on asset dispositions for the nine months ended September 30, 2014 and 2013 were $0.4 million and $2.8 million, respectively, and were primarily the result of asset sales. We periodically sell equipment deemed to be excess or not currently required for operations.
Interest expense decreased $0.4 million to $33.5 million for the nine months ended September 30, 2014 compared with $33.9 million for the nine months ended September 30, 2013. This decrease was primarily related to a decrease in debt-related interest expense resulting from lower interest rates and a lower total debt balance on our outstanding debt, offset by an increase in amortization of debt issuance costs and a decrease in capitalized interest. Interest income decreased $2.2 million to $0.2 million during the nine months ended September 30, 2014, compared with interest income of $2.4 million during the nine months ended September 30, 2013 primarily related to interest earned on an IRS refund received during 2013.
We incurred a loss on extinguishment of debt of $30.2 million and $5.2 million, respectively, during the nine months ended September 30, 2014 and 2013. The loss on extinguishment of debt for 2014 related to the purchase and redemption of the 9.125% Notes during the first six months of 2014. The loss on extinguishment of debt for 2013 is related to the write-off of debt issuance costs resulting from the repayment of the $125 million Goldman Term Loan in July 2013.
We had $1.4 million of other income for the nine months ended September 30, 2014 compared with $0.8 million of other expense for the nine months ended September 30, 2013. Other income is primarily related to earnings from our investment in an unconsolidated subsidiary that was acquired as part of the ITS Acquisition as well as settlements of claims against a vendor. This income is partially offset by losses related to foreign currency fluctuations from our Sakhalin Island operations.
Income tax expense was $14.1 million for the nine months ended September 30, 2014, compared with $18.8 million for the nine months ended September 30, 2013. The decrease is driven primarily by the mix of operations and by the decrease in pre-tax income from $35.9 million for the nine months ended September 30, 2013 compared to $30.4 million for the nine months ended September 30, 2014.
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
Cash Flows
As of September 30, 2014, we had cash and cash equivalents of $78.3 million, a decrease of $70.4 million from December 31, 2013. Cash flows from operating activities for the nine months ended September 30, 2014 were $144.4 million, compared with $125.3 million for the 2013 comparable period. We have reinvested a substantial portion of our operating cash flows to enhance our fleet of drilling rigs and add rental tools equipment. We do not pay dividends to our shareholders. Changes in working capital were a use of cash of $18.6 million and a use of cash of $14.7 million for the nine months ended September 30, 2014 and 2013, respectively. Uses of operating cash flows for the nine months ended September 30, 2013 primarily related to ITS Acquisition which resulted in increased receivables, inventory, and accounts payable. Changes in cash from operating activities were also impacted by non-cash charges such as depreciation expense, loss on debt extinguishment, deferred tax benefit, and stock compensation expense. Depreciation expense increased due to both the ITS Acquisition and our two arctic-class drilling rigs in Alaska commencing work in late 2012 and early 2013. It is our current intention to continue to utilize our operating cash flows to finance further investments in rental tools inventories, rig purchases or upgrades as well as other strategic investments aligned to our strategies.
Cash flows used in investing activities were $148.8 million for the nine months ended September 30, 2014 compared with $215.3 million for the 2013 comparable period. Our primary use of cash in 2014 was $151.1 million for capital expenditures and our primary use of cash in 2013 was $118.0 million for the ITS Acquisition, net of cash acquired and $102.9 million for capital expenditures. Capital expenditures in each period were primarily for tubular and other products for our rental tools business and rig-related enhancements and maintenance.
Cash flows used in financing activities were $65.9 million for the nine months ended September 30, 2014, primarily related to the repayment of $425.0 million of our 9.125% Notes, payment of $26.2 million of related tender and consent premiums, and payment of debt issuance costs of $7.6 million. Cash provided by financing activities included proceeds of $360.0 million from issuance of our 6.75% Notes and reborrowing of $40.0 million of Term Loans under our Secured Credit Agreement. The primary sources of cash for the nine months ended September 30, 2013 were $225.0 million of proceeds from issuance of 7.50%

Notes and $125.0 million of proceeds from issuance of the Goldman Term Loan. Cash used in financing activities included pay-off of the Goldman Term Loan in the 2013 third quarter, principal payments made under our Term Loan and payments of debt issuance costs.
Financing Activities
6.75% Senior Notes, due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of the 6.75% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 6.75% Notes offering plus a $40.0 million draw under the Secured Credit Agreement and cash on hand were utilized to redeem $416.2 million aggregate principal amount of our outstanding 9.125% Senior Notes due 2018 pursuant to a tender and consent solicitation offer commenced on January 7, 2014. See further discussion of the tender and consent solicitation offer below entitled "9.125% Senior Notes, due April 2018".
The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under our Secured Credit Agreement and our 7.50% Notes. Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($7.1 million net of amortization as of September 30, 2014) are being amortized over the term of the notes using the effective interest rate method.
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
The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under our Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($4.8 million, net of amortization as of September 30, 2014) are being amortized over the term of the notes using the effective interest rate method.
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
On January 7, 2014, we commenced a tender and consent solicitation with respect to the 9.125% Notes. The tender offer price was $1,061.98, inclusive of a $30.00 consent payment, for each $1,000 principal amount of 9.125% Notes, plus accrued and unpaid interest. On January 22, 2014, we paid $453.7 million for the tendered 9.125% Notes, comprised of $416.2 million of aggregate principal amount of the 9.125% Notes, $25.8 million of tender and consent premiums and $11.7 million of accrued interest. On April 1, 2014, we redeemed the $8.8 million aggregate principal amount of the outstanding 9.125% Notes for a purchase price of $9.6 million, inclusive of a $0.4 million call premium and $0.4 million interest. During the nine months ended September 30, 2014, we recorded a loss on extinguishment of debt of approximately $30.2 million, which included the tender and consent premiums of $25.8 million, the call premium of $0.4 million and the write-off of unamortized debt issuance costs of $7.7 million, offset by the write-off of the remaining unamortized debt issuance premium of $3.8 million.
Amended and Restated Credit Agreement
On December 14, 2012, we entered into the Secured Credit Agreement consisting of a senior secured $80.0 million revolving facility (Revolver) and a senior secured term loan facility (Term Loan). In July 2013, the Secured Credit Agreement was amended to permit re-borrowing in the form of additional term loans, of up to $45.0 million, decreasing by $2.5 million at the end of each quarter beginning September 30, 2013 and ending March 31, 2014. In January 2014 we re-borrowed $40 million of the Term Loan pursuant to the amendment.
Our obligations under the Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which have executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified barge rigs and rental equipment. The Secured Credit Agreement contains customary affirmative and negative covenants with which we were in compliance as of September 30, 2014 and December 31, 2013. The Secured Credit Agreement matures on December 14, 2017.
Revolver
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Under the Secured Credit Agreement, the Applicable Rate varies from a rate per annum ranging from 2.50 percent to 3.00 percent for LIBOR rate loans and 1.50 percent to 2.00 percent for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the Secured Credit Agreement). Revolving loans are available subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and rental equipment of the Company and its subsidiary guarantors. There were no revolving loans outstanding at September 30, 2014 and December 31, 2013. Letters of credit outstanding against the Revolver as of September 30, 2014 and December 31, 2013 totaled $6.4 million and $4.6 million, respectively.
Term Loan
The Term Loan originated at $50.0 million on December 14, 2012 and requires quarterly principal payments of $2.5 million, which began March 31, 2013. Interest on the Term Loan accrues at a Base Rate plus 2.00 percent or LIBOR plus 3.00 percent. The outstanding balance on the Term Loan at December 31, 2013 was zero. In January 2014 we re-borrowed $40 million of the Term Loan and used the proceeds, along with the proceeds from the issuance of the 6.75% Notes, to repurchase our 9.125% Notes. As of September 30, 2014 the remaining balance on the Term Loan was $32.5 million. We are no longer able to re-borrow amounts under the Term Loan.

Long-Term Debt Summary
Our principal amount of long-term debt, including current portion, was $617.5 million as of September 30, 2014 which consisted of:
•$360.0 million aggregate principal amount of 6.75% Notes;
•$225.0 million aggregate principal amount of 7.50% Notes;
•$32.5 million under our Term Loan, $10.0 million of which is classified as current.
As of September 30, 2014, we had approximately $151.9 million of liquidity, which consisted of $78.3 million of cash and cash equivalents on hand and $73.6 million of availability under our Revolver and zero availability under our Term Loan.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934 as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)
July 1-31, 2014	653	$6.62
August 1-31, 2014	13,785	$6.25
September 1-30, 2014	2,261	$6.38
Total	16,699	$6.28
(1) Average share price paid per share is calculated as the weighted average price derived from the closing price on the date of vesting.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
The following exhibits are filed or furnished as a part of this report:

Exhibit Number		DESCRIPTION

3.1	—	Amended and Restated By-laws of Parker Drilling Company dated July 31, 2014 (Incorporated by reference to Exhibit 3.1 to Parker Drilling Company's Current Report on Form 8-K filed on August 1, 2014).

12.1	—	Computation of Ratio of Earnings to Fixed Charges

31.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d- 14(a) Certification.

32.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Section 1350 Certification.

32.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Section 1350 Certification.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKER DRILLING COMPANY

Date:	November 6, 2014	By:
Gary G. Rich Chairman, President and Chief Executive Officer

By:
Christopher T. Weber Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		DESCRIPTION

3.1	—	Amended and Restated By-laws of Parker Drilling Company dated July 31, 2014 (Incorporated by reference to Exhibit 3.1 to Parker Drilling Company's Current Report on Form 8-K filed on August 1, 2014).

12.1	—	Computation of Ratio of Earnings to Fixed Charges

31.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d-14(a) Certification.

32.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Section 1350 Certification.

32.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Section 1350 Certification.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.