Form 10-Q/A
period 2014-09-30
PARKER DRILLING CO /DE/
filed 2014-11-19
CIK 76321

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

EXPLANATORY NOTE

This Amendment No. 1 (the Amendment) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (the Form 10-Q), originally filed by Parker Drilling Company on November 6, 2014, is being filed solely for the purpose of including the corrected Signature Page and the corrected Exhibits 31.1, 31.2, 32.1, and 32.2, each of which inadvertently omitted the conformed signature. Except as described above, no other changes have been made to the Form 10-Q.  This Amendment does not amend, update or change the financial statements or disclosures in the Form 10-Q and does not reflect events occurring after the filing of the Form 10-Q.

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

PARKER DRILLING COMPANY

Date:	November 19, 2014	By:	/s/ Gary G. Rich
Gary G. Rich Chairman, President and Chief Executive Officer

		By:	/s/ Christopher T. Weber
Christopher T. Weber Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		DESCRIPTION

3.1	—	Amended and Restated By-laws of Parker Drilling Company dated July 31, 2014 (Incorporated by reference to Exhibit 3.1 to Parker Drilling Company's Current Report on Form 8-K filed on August 1, 2014).

12.1	—	Computation of Ratio of Earnings to Fixed Charges

31.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d-14(a) Certification.

32.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Section 1350 Certification.

32.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Section 1350 Certification.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.