Form 10-Q
period 2015-03-31
PARKER DRILLING CO /DE/
filed 2015-05-06
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2015 there were 122,284,611 common shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,199	$108,456
Accounts and Notes Receivable, net of allowance for bad debts of $9,289 at March 31, 2015 and $11,188 at December 31, 2014.	279,420	270,952
Rig materials and supplies	50,336	47,943
Deferred costs	6,432	5,673
Deferred income taxes	5,648	7,476
Other tax assets	9,200	10,723
Other current assets	19,018	18,556
Total current assets	483,253	469,779
Property, plant and equipment, net of accumulated depreciation of $1,223,119 at March 31, 2015 and $1,201,058 at December 31, 2014.	885,233	895,940
Debt issuance costs	13,434	12,526
Deferred income taxes	135,820	122,689
Other noncurrent assets	22,575	19,725
Total assets	$1,540,315	$1,520,659
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$10,000
Accounts payable and accrued liabilities	193,932	154,479
Accrued income taxes	15,467	14,186
Total current liabilities	209,399	178,665
Long-term debt	585,000	605,000
Other long-term liabilities	18,559	18,665
Long-term deferred tax liability	58,312	52,115
Contingencies (Note 10)
Stockholders’ equity:
Common stock	20,342	20,325
Capital in excess of par value	668,324	666,769
Accumulated deficit	(20,943)	(24,165)
Accumulated other comprehensive income	(2,855)	(498)
Total controlling interest stockholders’ equity	664,868	662,431
Noncontrolling interest	4,177	3,783
Total equity	669,045	666,214
Total liabilities and stockholders’ equity	$1,540,315	$1,520,659
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$204,076	$229,225
Expenses:
Operating expenses	139,270	166,025
Depreciation and amortization	40,539	34,337
	179,809	200,362
Total operating gross margin	24,267	28,863
General and administration expense	(10,837)	(8,964)
Gain (loss) on disposition of assets, net	2,441	(129)
Total operating income	15,871	19,770
Other income and (expense):
Interest expense	(11,078)	(12,039)
Interest income	183	32
Loss on extinguishment of debt	—	(29,673)
Other	(1,380)	895
Total other expense	(12,275)	(40,785)
Income (loss) before income taxes	3,596	(21,015)
Income tax (benefit)	(182)	(8,623)
Net income (loss)	3,778	(12,392)
Less: Net income attributable to noncontrolling interest	556	157
Net income (loss) attributable to controlling interest	$3,222	$(12,549)
Basic earnings per share	$0.03	$(0.10)
Diluted earnings per share	$0.03	$(0.10)

Number of common shares used in computing earnings per share:
Basic	121,887,072	120,368,650
Diluted	123,708,623	120,368,650

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Comprehensive income:
Net income (loss)	$3,778	$(12,392)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	(1,670)	(804)
Currency translation difference on foreign currency net investments	(849)	699
Total other comprehensive income (loss), net of tax:	(2,519)	(105)
Comprehensive income (loss)	1,259	(12,497)
Comprehensive (income) attributable to noncontrolling interest	(394)	(154)
Comprehensive income (loss) attributable to controlling interest	$865	$(12,651)

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$3,778	$(12,392)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	40,539	34,337
Loss on extinguishment of debt	—	29,673
(Gain) loss on disposition of assets	(2,441)	129
Deferred income tax benefit	(6,304)	(12,292)
Expenses not requiring cash	1,737	6,844
Change in assets and liabilities:
Accounts and notes receivable	(6,650)	(6,226)
Other assets	(20,087)	(394)
Accounts payable and accrued liabilities	54,045	(8,205)
Accrued income taxes	2,614	150
Net cash provided by operating activities	67,231	31,624

Cash flows from investing activities:
Capital expenditures	(33,455)	(37,445)
Proceeds from the sale of assets	246	1,626
Proceeds from insurance settlements	2,500	—
Net cash (used in) investing activities	(30,709)	(35,819)

Cash flows from financing activities:
Proceeds from issuance of debt	—	400,000
Repayments of long-term debt	(30,000)	(418,699)
Payments of debt issuance costs	(1,359)	(7,273)
Payments of debt extinguishment costs	—	(25,796)
Excess tax benefit (expense) from stock based compensation	(420)	335
Net cash (used in) financing activities	(31,779)	(51,433)

Net increase (decrease) in cash and cash equivalents	4,743	(55,628)
Cash and cash equivalents, beginning of year	108,456	148,689
Cash and cash equivalents, end of period	$113,199	$93,061

Supplemental cash flow information:
Interest paid	$20,805	$20,443
Income taxes paid	$4,601	$4,131

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - General
In the opinion of the management of Parker Drilling Company (Parker Drilling or the Company), the accompanying unaudited consolidated condensed financial statements reflect all adjustments normally recurring which we believe are necessary for a fair presentation of: (1) Parker Drilling’s financial position as of March 31, 2015 and December 31, 2014, (2) Parker Drilling’s results of operations for the three month periods ended March 31, 2015 and 2014, (3) Parker Drilling’s consolidated condensed statement of comprehensive income for the three month periods ended March 31, 2015 and 2014, and (4) Parker Drilling’s cash flows for the three month periods ended March 31, 2015 and 2014. Results for the three month period ended March 31, 2015 are not necessarily indicative of the results that will be realized for the year ending December 31, 2015. The financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.
Nature of Operations — We are an international provider of drilling services and rental tools. We have operated in over 50 countries since beginning operations in 1934, making us among the most geographically experienced drilling contractors and rental tools providers in the world. We currently have operations in 23 countries. We believe we are an industry leader in quality, health, safety and environmental practices.
Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. We have completed a business review and as a result have aligned our reportable segments with our two core business lines and our current internal organizational structure. We continue to report our Rental Tools Services business as one reportable segment (Rental Tools); however, effective with the first quarter of 2015, the Company is reporting its Drilling Services business as two segments: (1) U.S. (Lower 48) Drilling and (2) International & Alaska Drilling.
In our Drilling Services business, we own and operate drilling rigs and drilling-related equipment and also perform drilling-related services, referred to as operations and maintenance (O&M) services, for customer-owned drilling rigs on a contracted basis. In addition, we provide engineering and related services during concept development, pre-FEED (Front End Engineering Design) and FEED phases of customer-owned drilling facility projects. We have extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas. Our U.S. (Lower 48) Drilling segment includes our Gulf of Mexico (GOM) barge drilling fleet and O&M services. Our GOM barge drilling fleet operates barge rigs that drill for oil and natural gas in shallow waters in and along the inland waterways and coasts of Louisiana, Alabama, and Texas. The majority of these wells are drilled in water depths of 6 to 12 feet. Our International & Alaska Drilling segment includes operations related to Parker-owned and customer-owned rigs as well as project related services. We provide O&M and other project management services, such as labor, maintenance, technical and logistics support for operators who own their own drilling rigs, but choose Parker Drilling to operate the rigs for them.
In our Rental Tools Services business, we provide premium rental equipment and services to exploration and production companies, drilling contractors and service companies on land and offshore in the United States (U.S.) and select international markets. Tools we provide include drill collars, standard and heavy-weight drill pipe, all of which are available with standard or high-torque connections, tubing, and pressure control equipment including blow-out preventers (BOPs). We also provide well construction services which include tubular running services and downhole tools and well intervention services which include whip stock, fishing products and services, as well as inspection and machine shop support.
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
Noncontrolling Interest — We apply accounting standards related to noncontrolling interests for ownership interests in our subsidiaries held by parties other than Parker Drilling. The entities that comprise the noncontrolling interest include ITS Arabia Limited and ITS Egypt SAE. We report noncontrolling interest as equity on the consolidated balance sheets and report net income (loss) attributable to controlling interest and to noncontrolling interest separately on the consolidated statements of operations.
Reclassifications — Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications did not materially affect our consolidated financial results.

Revenue Recognition — Drilling revenues and expenses, comprised of daywork drilling contracts, call-outs against master service agreements and engineering and related project service contracts, are recognized as services are performed and collection is reasonably assured. For certain contracts, we receive payments contractually designated for the mobilization of rigs and other drilling equipment. Mobilization payments received, and direct costs incurred for the mobilization, are deferred and recognized over the primary term of the related drilling contract; however, costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. Reimbursements received for out-of-pocket expenses are recorded as both revenues and direct costs. For contracts that are terminated prior to the specified term, early termination payments received by us are recognized as revenues when all contractual requirements are met. Revenues from rental activities are recognized ratably over the rental term which is generally less than six months. Our project related services contracts include engineering, consulting, and project management scopes of work and revenue is typically recognized on a time and materials basis.
Reimbursable Costs — The Company recognizes reimbursements received for out-of-pocket expenses incurred as revenues and accounts for out-of-pocket expenses as direct operating costs. Such amounts totaled $19.7 million and $16.4 million during the first quarters of 2015 and 2014, respectively. Additionally, the Company typically receives a nominal handling fee, which is recognized as earned revenues in our consolidated statement of operations.
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
Purchase price allocation — We allocate the purchase price of an acquired business to its identifiable assets and liabilities in accordance with the acquisition method based on estimated fair values at the transaction date. Transaction and integration costs associated with an acquisition are expensed as incurred. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. We typically engage third-party appraisal firms to assist in fair value determination of inventories, identifiable intangible assets, and any other significant assets or liabilities. Judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.
Intangible Assets – Our intangible assets are related to trade names, customer relationships, and developed technology, which are associated with a previous acquisition and are generally amortized over a weighted average period of approximately three years. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.
Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of major, independent, national and international oil and gas companies and integrated service providers. We generally do not require collateral on our trade receivables.
At March 31, 2015 and December 31, 2014, we had deposits in domestic banks in excess of federally insured limits of approximately $47.1 million and $59.3 million, respectively. In addition, as of March 31, 2015 and December 31, 2014, we had deposits in foreign banks, which were not insured of $66.1 million and $54.4 million, respectively.
Our customer base primarily consists of major, independent, national and international oil and gas companies and integrated service providers. We depend on a limited number of significant customers. Our largest customer, Exxon Neftegas Limited (ENL), constituted approximately 22.9% of our revenues for the three months ended March 31, 2015. Each of our segments depends on a limited number of key customers and the loss of any one or more key customers could have a material adverse effect on a segment.

Note 2 - Acquisition of ITS
On April 22, 2013 we acquired International Tubular Services Limited (ITS) and related assets (the ITS Acquisition) for an initial purchase price of $101.0 million paid at the closing of the ITS Acquisition. An additional $24.0 million was deposited into an escrow account, to be payable to the seller or to us, as the case may be, in accordance with the ITS Acquisition agreement (the Acquisition Agreement). As of March 31, 2015, $10.8 million of the cash deposited in escrow has been released to the seller and $3.2 million has been released to us. Based on the terms of the Acquisition Agreement, we estimate that the entire $10.0 million remaining in escrow will be paid to the seller (or to third parties on behalf of the seller).
Note 3 - Earnings per share (EPS)

	Three Months Ended March 31, 2015
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$3,222,000	121,887,072	$0.03
Effect of dilutive securities:
Restricted stock units	—	1,821,551	—
Diluted EPS	$3,222,000	123,708,623	$0.03

	Three Months Ended March 31, 2014
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$(12,549,000)	120,368,650	$(0.10)
Effect of dilutive securities:
Restricted stock units	—	—	—
Diluted EPS	$(12,549,000)	120,368,650	$(0.10)
For the three months ended March 31, 2015, weighted-average shares outstanding used in our computation of diluted EPS includes the dilutive effect of common shares potentially issuable in connection with outstanding restricted stock unit awards.
For the three months ended March 31, 2014, all common shares potentially issuable in connection with outstanding restricted stock unit awards have been excluded from the calculation of diluted EPS as the company incurred a loss during the quarter, and therefore, inclusion of such potential common shares in the calculation would be anti-dilutive.
Note 4 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following:

Dollars in thousands	Foreign Currency Items
December 31, 2014	$(498)
Current period other comprehensive income (loss)	(2,357)
March 31, 2015	$(2,855)
No amounts were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2015. The other comprehensive income for the current period includes an increase in the exchange rate on related borrowings primarily in Colombia.

Note 5 - Reportable Segments
Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. We have completed a business review and as a result have aligned our reportable segments with our two core business lines and our current internal organizational structure. We continue to report our Rental Tools Services business as one reportable segment (Rental Tools); however, effective with the first quarter of 2015, the Company is reporting its Drilling Services business as two segments: (1) U.S. (Lower 48) Drilling and (2) International & Alaska Drilling. We eliminate inter-segment revenue and expenses.
The following table represents the results of operations by reportable segment:

	Three Months Ended March 31,
Dollars in thousands	2015	2014
Revenues: (1)
U.S. (Lower 48) Drilling	$14,097	$35,787
International & Alaska Drilling	113,921	112,932
Rental Tools	76,058	80,506
Total revenues	204,076	229,225
Operating gross margin: (2)
U.S. (Lower 48) Drilling	(5,717)	8,742
International & Alaska Drilling	17,354	6,776
Rental Tools	12,630	13,345
Total operating gross margin	24,267	28,863
General and administrative expense	(10,837)	(8,964)
Gain (loss) on disposition of assets, net	2,441	(129)
Total operating income	15,871	19,770
Interest expense	(11,078)	(12,039)
Interest income	183	32
Loss on extinguishment of debt	—	(29,673)
Other income (loss)	(1,380)	895
Income (loss) from continuing operations before income taxes	$3,596	$(21,015)

(1)For the three months ended March 31, 2015, our largest customer, Exxon Neftegas Limited (ENL), constituted approximately 22.9% of our total consolidated revenues and approximately 41.0% of our International & Alaska Drilling segment revenues. For the three months ended March 31, 2014, our largest customer, ENL, constituted approximately 17.1% of our total consolidated revenues and approximately 39.6% of our International & Alaska Drilling segment revenues.
(2)Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

Note 6 - Accounting for Uncertainty in Income Taxes
We apply the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At March 31, 2015, we had a liability for unrecognized tax benefits of $8.2 million (which includes $3.6 million of benefits which would favorably impact our effective tax rate upon recognition), primarily related to foreign operations. As of March 31, 2014, we had a liability for unrecognized tax benefits of $12.4 million ($5.6 million of which, if recognized, would favorably impact our effective tax rate). In addition, we recognize interest and penalties that could be applied to uncertain tax positions in periodic income tax expense. As of March 31, 2015 and December 31, 2014, we had approximately $3.4 million and $3.3 million, respectively, of accrued interest and penalties related to uncertain tax positions. Management believes that the Company is properly reserved with respect to accounting for uncertainty in income taxes.
Note 7 - Income Tax Benefit/Expense
During the first quarter of 2015 we had an income tax benefit of $0.2 million compared to a benefit of $8.6 million for the first quarter of 2014. The current period income tax benefit is primarily a result of changes in the carrying value of certain deferred tax assets due to changes in tax law and taxing jurisdictions during the first quarter of 2015. The income tax benefit in the first quarter of 2014 was primarily due to a reduction of pre-tax earnings primarily driven by the debt extinguishment costs recorded during the first quarter of 2014.
Note 8 - Long-Term Debt
The following table illustrates our debt portfolio as of March 31, 2015 and December 31, 2014:

Dollars in thousands	March 31, 2015	December 31, 2014
6.75% Senior Notes, due July 2022	$360,000	$360,000
7.50% Senior Notes, due August 2020	225,000	225,000
Term Note, due December 2017	—	30,000
Total debt	585,000	615,000
Less current portion (1)	—	10,000
Total long-term debt	$585,000	$605,000
(1) Current portion of the Term Loan.
6.75% Senior Notes, due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of 6.75% Senior Notes due 2022 (6.75% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 6.75% Notes offering plus a $40.0 million Term Loan draw under the Amended and Restated Senior Secured Credit Agreement (2012 Secured Credit Agreement) and cash on hand were utilized to purchase $416.2 million aggregate principal amount of our outstanding 9.125% Senior Notes due 2018 (9.125% Notes) pursuant to a tender and consent solicitation offer commenced on January 7, 2014. See further discussion of the tender and consent solicitation offer below entitled "9.125% Senior Notes, due April 2018".
The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the Second Amended and Restated Senior Secured Credit Agreement (2015 Secured Credit Agreement) and our 7.50% Senior Notes due 2020 (7.50% Notes, and collectively with the 6.75% Notes, the Senior Notes). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($6.8 million net of amortization as of March 31, 2015) are being amortized over the term of the notes using the effective interest rate method.
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
7.50% Senior Notes, due August 2020
On July 30, 2013, we issued $225.0 million aggregate principal amount of the 7.50% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 7.50% Notes offering were primarily used to repay the $125.0 million aggregate principal amount of a term loan used to initially finance the ITS Acquisition, to repay $45.0 million of Term Loan borrowings under the 2012 Secured Credit Agreement and for general corporate purposes.
The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($4.5 million, net of amortization as of March 31, 2015) are being amortized over the term of the notes using the effective interest rate method.
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
9.125% Senior Notes, due April 2018
On March 22, 2010, we issued $300.0 million aggregate principal amount of the 9.125% Notes and on April 25, 2012, we issued an additional $125.0 million aggregate principal amount of 9.125% Notes.
On January 7, 2014, we commenced a tender and consent solicitation with respect to the 9.125% Notes. The tender offer price was $1,061.98, inclusive of a $30.00 consent payment for each $1,000 principal amount of 9.125% Notes, plus accrued and unpaid interest. On January 22, 2014, we paid $453.7 million for the tendered 9.125% Notes, comprised of $416.2 million of aggregate principal amount of the 9.125% Notes, $25.8 million of tender and consent premiums and $11.7 million of accrued interest. On April 1, 2014, we redeemed the remaining $8.8 million aggregate principal amount of the outstanding 9.125% Notes for a purchase price of $9.6 million, inclusive of a $0.4 million call premium and $0.4 million interest. During the year ended December 31, 2014, we recorded a loss on extinguishment of debt of approximately $30.2 million, which included the tender and consent premiums of $25.8 million, the call premium of $0.4 million and the write-off of unamortized debt issuance costs of $7.7 million, offset by the write-off of the remaining unamortized debt issuance premium of $3.8 million.

2015 Secured Credit Agreement
On January 26, 2015 we entered into the 2015 Secured Credit Agreement, which amended and restated the 2012 Secured Credit Agreement. The 2015 Secured Credit Agreement is comprised of a $200.0 million revolving credit facility (2015 Revolver) and matures on January 26, 2020. At the closing of the 2015 Secured Credit Agreement, we repaid the outstanding $30.0 million of Term Loan borrowings under the 2012 Secured Credit Agreement with a $30.0 million draw under the 2015 Revolver. We incurred debt issuance costs related to the 2015 Secured Credit Agreement of approximately $1.4 million and had approximately $0.8 million of remaining debt issuance costs for the 2012 Secured Credit agreement. The total debt issuance costs of $2.2 million ($2.2 million, net of amortization as of March 31, 2015) are being amortized over the term of the amended credit agreement on a straight line basis.
Our obligations under the 2015 Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, and rental equipment of the Company and its subsidiary guarantors. The 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness, liens, restrictions on entry into certain affiliate transactions and payments (including payment of dividends) and maintenance of certain ratios and coverage tests (including a minimum asset coverage ratio of 1.25:1.00 at each quarter end). We were in compliance with all such covenants as of March 31, 2015.
Our 2015 Revolver is available for general corporate purposes and to support letters of credit. Interest on 2015 Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. The Applicable Rate ranges from 2.50 percent to 3.00 percent per annum for LIBOR rate loans and from 1.50 percent to 2.00 percent per annum for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the 2015 Secured Credit Agreement). Revolving loans are available subject to a quarterly Asset Coverage Ratio calculation based on the Orderly Liquidation Value of certain specified rigs including barge rigs in the GOM and land rigs in Alaska, and rental equipment of the Company and its subsidiary guarantors and a percentage of eligible domestic accounts receivable. The $30.0 million draw at the closing of the 2015 Secured Credit Agreement was repaid in full during the first quarter of 2015 with cash on-hand. Letters of credit outstanding against the 2015 Revolver as of March 31, 2015 totaled $11.8 million.
2012 Secured Credit Agreement
The 2012 Secured Credit Agreement consisted of an $80.0 million revolving credit facility (2012 Revolver) and a $50.0 million term loan (Term Loan). Our obligations under the 2012 Secured Credit Agreement were guaranteed by substantially all of our direct and indirect domestic subsidiaries other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which had executed guaranty agreements, and were secured by first priority liens on our accounts receivable, specified barge rigs and rental equipment. The 2012 Secured Credit Agreement contained customary affirmative and negative covenants and would have matured on December 14, 2017.
2012 Revolver
Our 2012 Revolver was available for general corporate purposes and to support letters of credit. Interest on 2012 Revolver loans accrued at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Under the 2012 Secured Credit Agreement, the Applicable Rate ranged from 2.50 percent to 3.00 percent per annum for LIBOR rate loans and from 1.50 percent to 2.00 percent per annum for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the 2012 Secured Credit Agreement). Revolving loans were available subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and rental equipment of the Company and its subsidiary guarantors. There were no revolving loans outstanding at December 31, 2014. Letters of credit outstanding against the 2012 Revolver as of December 31, 2014 totaled $11.0 million.
Term Loan
The Term Loan originated at $50.0 million on December 14, 2012 and required quarterly principal payments of $2.5 million, which began March 31, 2013. Interest on the Term Loan accrued at a Base Rate plus 2.00 percent or LIBOR plus 3.00 percent. In July 2013, we repaid the outstanding balance of $45.0 million of the Term Loan and amended the 2012 Secured Credit Agreement to permit re-borrowing of up to $45.0 million of the Term Loan, decreasing by $2.5 million at the end of each quarter beginning September 30, 2013 and ending March 31, 2014. In January 2014 we re-borrowed $40.0 million of the Term Loan. The outstanding balance on the Term Loan at December 31, 2014 was $30.0 million. At the closing of the 2015 Secured Credit Agreement, we repaid the Term Loan with a $30.0 million draw under the 2015 Revolver.

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
Fair value of our debt instruments is determined using Level 2 inputs. Fair values and related carrying values of our debt instruments were as follows for the periods indicated:

	March 31, 2015		December 31, 2014
Dollars in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt
6.75% Notes	$360,000	$285,300	$360,000	$270,000
7.50% Notes	225,000	180,000	225,000	180,000
Total	$585,000	$465,300	$585,000	$450,000
Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the three months ended March 31, 2015.
Note 10 - Commitments and Contingencies
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
Customs Agent and Foreign Corrupt Practices Act (FCPA) Settlement
On April 16, 2013, the Company and the Department of Justice (DOJ) entered into a deferred prosecution agreement (DPA), under which the DOJ will defer for three years prosecuting the Company for criminal violations of the anti-bribery provisions of the FCPA relating to the Company’s retention and use of an individual agent in Nigeria with respect to certain customs-related issues, in return for: (i) the Company’s acceptance of responsibility for, and agreement not to contest or contradict the truthfulness of, the statement of facts and allegations that have been filed in a United States District Court concurrently with the DPA; (ii) the Company’s payment of an approximately $11.76 million fine; (iii) the Company’s reaffirming its commitment to compliance with the FCPA and other applicable anti-corruption laws in connection with the Company’s operations, and continuing cooperation with domestic and foreign authorities in connection with the matters that are the subject of the DPA; (iv) the Company’s commitment to continue to address any identified areas for improvement in the Company’s internal controls, policies and procedures relating to compliance with the FCPA and other applicable anti-corruption laws if, and to the extent, not already addressed; and (v) the Company’s agreement to report to the DOJ in writing annually during the term of the DPA regarding remediation of the matters that are the subject of the DPA, implementation of any enhanced internal controls, and any evidence of improper payments the Company may have discovered during the term of the agreement. If the Company remains in compliance with the terms of the DPA throughout its effective period, the charge against the Company will be dismissed with prejudice. The Company also settled a related civil complaint filed by the Securities and Exchange Commission (SEC) in a United States District Court.
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
On March 4, 2015 the Delaware Chancery Court ruled in the Company’s favor in Fuchs Family Trust v. Parker Drilling Company, Case No. 9986-VCN. The case centered on the plaintiff’s demand to inspect records related to the Company’s 2013 resolutions of investigations by the DOJ and the SEC into certain violations of the FCPA by Company employees. The plaintiff additionally sought costs, expenses, and attorneys’ fees.  The Court determined that plaintiff could not demand inspection of the company’s books and records and denied all other relief requested by the plaintiff.
Note 11 - Recent Accounting Pronouncements
On April 7, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. Early adoption is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. We plan to adopt the standard on a retrospective basis effective January 1, 2016 and expect that it will result in the netting of our deferred financing costs against long-term debt balances on the consolidated balance sheets for the periods presented, and related disclosure. There will be no impact to the manner in which deferred financing costs are amortized in our consolidated financial statements.
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. ASU 2014-09 was initially scheduled to be effective for the first quarter of 2017, however, on April 1, 2015, the FASB proposed to defer the effective date by one year.  It is expected the proposal to defer the effective date will be finalized during the second quarter of 2015. We are in the process of assessing the impact of the adoption of ASU 2014-09 on our financial position, results of operations and cash flows. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
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

Note 12 - Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements
Set forth on the following pages are the consolidating condensed financial statements of Parker Drilling. The 2015 Secured Credit Agreement and Senior Notes are fully and unconditionally guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, subject to the following customary release provisions:

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
We are providing unaudited consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014, respectively. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	March 31, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$31,704	$10,944	$70,551	$—	$113,199
Accounts and notes receivable, net	(52)	110,172	169,300	—	279,420
Rig materials and supplies	—	(3,551)	53,887	—	50,336
Deferred costs	—	—	6,432	—	6,432
Deferred income taxes	—	3,963	1,685	—	5,648
Other tax assets	—	270	8,930	—	9,200
Other current assets	—	5,762	13,256	—	19,018
Total current assets	31,652	127,560	324,041	—	483,253
Property, plant and equipment, net	(19)	587,126	298,126	—	885,233
Investment in subsidiaries and intercompany advances	3,126,778	2,520,407	2,691,390	(8,338,575)	—
Other noncurrent assets	(438,614)	524,232	268,297	(182,086)	171,829
Total assets	$2,719,797	$3,759,325	$3,581,854	$(8,520,661)	$1,540,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable and accrued liabilities	67,054	119,414	326,166	(318,702)	193,932
Accrued income taxes	(16,195)	25,438	6,224	—	15,467
Total current liabilities	50,859	144,852	332,390	(318,702)	209,399
Long-term debt	585,000	—	—	—	585,000
Other long-term liabilities	2,869	5,864	9,826	—	18,559
Long-term deferred tax liability	—	62,296	(3,984)	—	58,312
Intercompany payables	1,413,346	1,375,184	1,412,566	(4,201,096)	—
Total liabilities	2,052,074	1,588,196	1,750,798	(4,519,798)	871,270
Total equity	667,723	2,171,129	1,831,056	(4,000,863)	669,045
Total liabilities and stockholders’ equity	$2,719,797	$3,759,325	$3,581,854	$(8,520,661)	$1,540,315

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended March 31, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	—	$79,395	$150,931	$(26,250)	$204,076
Operating expenses	—	44,145	121,375	(26,250)	139,270
Depreciation and amortization	—	23,311	17,228	—	40,539
Total operating gross margin	—	11,939	12,328	—	24,267
General and administration expense (1)	(112)	(10,115)	(610)	—	(10,837)
Gain (loss) on disposition of assets, net	—	52	2,389	—	2,441
Total operating income (loss)	(112)	1,876	14,107	—	15,871
Other income and (expense):
Interest expense	(11,059)	(17)	(328)	326	(11,078)
Interest income	417	3	89	(326)	183
Other	—	10	(1,390)	—	(1,380)
Equity in net earnings of subsidiaries	8,988	—	—	(8,988)	—
Total other income (expense)	(1,654)	(4)	(1,629)	(8,988)	(12,275)
Income (benefit) before income taxes	(1,766)	1,872	12,478	(8,988)	3,596
Total income tax expense (benefit)	(4,988)	(447)	5,253	—	(182)
Net income (loss)	3,222	2,319	7,225	(8,988)	3,778
Less: Net income attributable to noncontrolling interest	—	—	556	—	556
Net income (loss) attributable to controlling interest	$3,222	$2,319	$6,669	$(8,988)	$3,222

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$123,431	$149,132	$(43,338)	$229,225
Operating expenses	—	76,548	132,815	(43,338)	166,025
Depreciation and amortization	—	20,168	14,169	—	34,337
Total operating gross margin	—	26,715	2,148	—	28,863
General and administration expense (1)	(70)	(8,464)	(430)	—	(8,964)
Gain (loss) on disposition of assets, net	(79)	(81)	31	—	(129)
Total operating income (loss)	(149)	18,170	1,749	—	19,770
Other income and (expense):
Interest expense	(12,715)	(50)	(2,499)	3,225	(12,039)
Interest income	439	176	2,642	(3,225)	32
Loss on extinguishment of debt	(29,673)	—	—	—	(29,673)
Other	—	128	767	—	895
Equity in net earnings of subsidiaries	10,489	—	—	(10,489)	—
Total other income (expense)	(31,460)	254	910	(10,489)	(40,785)
Income (loss) before income taxes	(31,609)	18,424	2,659	(10,489)	(21,015)
Income tax expense (benefit)	(19,060)	6,384	4,053	—	(8,623)
Net income (loss)	(12,549)	12,040	(1,394)	(10,489)	(12,392)
Less: Net income attributable to noncontrolling interest	—	—	157	—	157
Net income (loss) attributable to controlling interest	$(12,549)	$12,040	$(1,551)	$(10,489)	$(12,549)

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income (loss)	$3,222	$2,319	$7,225	$(8,988)	$3,778
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	(1,670)	—	(1,670)
Currency translation difference on foreign currency net investments	—	—	(849)	—	(849)
Total other comprehensive income (loss), net of tax:	—	—	(2,519)	—	(2,519)
Comprehensive income (loss)	3,222	2,319	4,706	(8,988)	1,259
Comprehensive (income) attributable to noncontrolling interest	—	—	(394)	—	(394)
Comprehensive income (loss) attributable to controlling interest	$3,222	$2,319	$4,312	$(8,988)	$865

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income (loss)	$(12,549)	$12,040	$(1,394)	$(10,489)	$(12,392)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	(804)	—	(804)
Currency translation difference on foreign currency net investments	—	—	699	—	$699
Total other comprehensive income (loss), net of tax:	—	—	(105)	—	(105)
Comprehensive income (loss)	(12,549)	12,040	(1,499)	(10,489)	(12,497)
Comprehensive (income) attributable to noncontrolling interest	—	—	(154)	—	(154)
Comprehensive income (loss) attributable to controlling interest	$(12,549)	$12,040	$(1,653)	$(10,489)	$(12,651)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$3,222	$2,319	$7,225	$(8,988)	$3,778
Adjustments to reconcile net income (loss):
Depreciation and amortization	—	23,311	17,228	—	40,539
Gain on disposition of assets	—	(52)	(2,389)	—	(2,441)
Deferred income tax expense	(7,932)	3,117	(1,489)	—	(6,304)
Expenses not requiring cash	2,443	436	(1,142)	—	1,737
Equity in net earnings of subsidiaries	(8,988)	—	—	8,988	—
Change in assets and liabilities:
Accounts and notes receivable	19	(12,289)	5,620	—	(6,650)
Other assets	25,016	(41,216)	(3,887)	—	(20,087)
Accounts payable and accrued liabilities	(10,549)	47,058	17,536	—	54,045
Accrued income taxes	(10,727)	13,922	(581)	—	2,614
Net cash provided by (used in) operating activities	(7,496)	36,606	38,121	—	67,231

Cash flows from investing activities:
Capital expenditures	—	(24,418)	(9,037)	—	(33,455)
Proceeds from the sale of assets	—	50	196	—	246
Proceeds from insurance settlements	—	—	2,500	—	2,500
Net cash (used in) investing activities	—	(24,368)	(6,341)	—	(30,709)

Cash flows from financing activities:
Repayments of long-term debt	(30,000)	—	—	—	(30,000)
Payment of debt issuance costs	(1,359)	—	—	—	(1,359)
Excess tax benefit from stock-based compensation	(420)	—	—	—	(420)
Intercompany advances, net	34,251	(14,840)	(19,411)	—	—
Net cash provided by (used in) financing activities	2,472	(14,840)	(19,411)	—	(31,779)

Net change in cash and cash equivalents	(5,024)	(2,602)	12,369	—	4,743
Cash and cash equivalents at beginning of year	36,728	13,546	58,182	—	108,456
Cash and cash equivalents at end of year	$31,704	$10,944	$70,551	$—	$113,199

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(12,549)	$12,040	$(1,394)	$(10,489)	$(12,392)
Adjustments to reconcile net income (loss)
Depreciation and amortization	—	20,168	14,169	—	34,337
Loss on extinguishment of debt	29,673	—	—	—	29,673
Gain on disposition of assets	79	81	(31)	—	129
Deferred income tax expense	(17,472)	3,891	1,289	—	(12,292)
Expenses not requiring cash	4,180	129	2,535	—	6,844
Equity in net earnings of subsidiaries	(10,489)	—	—	10,489	—
Change in assets and liabilities:
Accounts and notes receivable	11	(18,803)	12,566	—	(6,226)
Other assets	12,746	(14,180)	1,040	—	(394)
Accounts payable and accrued liabilities	(8,476)	(34)	305	—	(8,205)
Accrued income taxes	(4,420)	7,206	(2,636)	—	150
Net cash provided by (used in) operating activities	(6,717)	10,498	27,843	—	31,624

Cash flows from investing activities:
Capital expenditures	—	(25,523)	(11,922)	—	(37,445)
Proceeds from the sale of assets	—	472	1,154	—	1,626
Net cash (used in) investing activities	—	(25,051)	(10,768)	—	(35,819)

Cash flows from financing activities:
Proceeds from debt issuance	400,000	—	—	—	400,000
Repayments of long-term debt	(418,699)	—	—	—	(418,699)
Payment of debt issuance costs	(7,273)	—	—	—	(7,273)
Payment of debt extinguishment costs	(25,796)	—	—	—	(25,796)
Excess tax benefit from stock-based compensation	335	—	—	—	335
Intercompany advances, net	102	22,159	(22,261)	—	—
Net cash provided by (used in) financing activities	(51,331)	22,159	(22,261)	—	(51,433)

Net change in cash and cash equivalents	(58,048)	7,606	(5,186)	—	(55,628)
Cash and cash equivalents at beginning of year	88,697	8,310	51,682	—	148,689
Cash and cash equivalents at end of year	$30,649	$15,916	$46,496	$—	$93,061

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis (MD&A) should be read in conjunction with Item 1. Financial Statements.
DISCLOSURE NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements contained in this Form 10-Q, other than statements of historical facts, are forward-looking statements for purposes of these provisions, including any statements regarding:
•stability or volatility of prices and demand for oil and natural gas;
•levels of oil and natural gas exploration and production activities;
•demand for drilling and drilling-related services and demand for rental tools and related services;
•our future operating results and profitability;
•our future rig utilization, dayrates and rental tools activity;

•	entering into new, or extending existing, drilling or rental contracts and our expectations concerning when operations will commence under such contracts;
•continuation of existing contracts for drilling and rental tools services for their stated duration and rate.
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
In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses we make in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although we believe that our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as any other cautionary language included in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:

•	fluctuations in the market prices of oil and natural gas, including the inability or unwillingness of our customers to fund drilling programs in low price cycles;

•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business, including potential currency devaluations or collapses;
•our inability to access the credit markets and U.S. credit market volatility;
•the U.S. economy and the demand for oil and natural gas;

•	low U.S. oil and natural gas prices that could adversely affect our U.S. drilling services, barge rig and U.S. rental tools services businesses;
•worldwide demand for oil;

•	imposition of trade restrictions, including additional economic sanctions and export/re-export controls affecting our business operations in Russia;
•unanticipated operating hazards and uninsured risks;
•political instability, terrorism or war;

•	governmental regulations, including changes in accounting rules or tax laws that adversely affect the cost of doing business or our ability to remit funds to the U.S.;
•changes in the tax laws that would allow double taxation on foreign sourced income;
•the outcome of investigations into possible violations of laws;
•adverse environmental events;
•adverse weather conditions;
•global health concerns;
•changes in the concentration of customer and supplier relationships;
•ability of our customers and suppliers to obtain financing for their operations;
•unexpected cost increases for new construction and upgrade and refurbishment projects;
•delays in obtaining components for capital projects and in ongoing operational maintenance and equipment certifications;
•shortages of skilled labor;
•unanticipated cancellation of contracts by customers or operators;
•breakdown of equipment;
•other operational problems including delays in start-up or commissioning of rigs;

•	inability to obtain, or delays in obtaining, licenses and permits necessary to operate, move or transport our rigs, rig components, rental tools and related equipment;
•inability to access or restrictions on access to our rigs, field locations and other facilities;
•changes in competition;
•any failure to realize expected benefits from acquisitions;
•the effect of litigation and contingencies; and

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

Overview and Outlook

Executive Overview
Since the first quarter of 2014, we have experienced significant declines in our U.S. markets for rental tools and barge drilling services following the sharp drop in oil prices in late 2014. As a result, our rental tools U.S. tubular goods utilization index declined to 75.0 for the 2015 first quarter, from 86.3 for the 2014 first quarter; and our U.S. (Lower 48) Drilling barge rig fleet utilization declined to 21 percent for the 2015 first quarter, from 74 percent for the 2014 first quarter.
While we reported lower rig fleet utilization in our International & Alaska Drilling segment, compared with the prior year’s first quarter, we benefited from growth in our international O&M (operations and maintenance) and project services, including the addition of a two-rig extended reach drilling project and a procurement and project management services contract.
Cost reductions throughout the business tempered the impact of the reduced rental tools and drilling activity.
In January, 2015, we increased the capacity of our revolving credit facility, and extended its maturity and paid off a $30.0 million term loan with a draw on the expanded revolver. Solid cash flow from operations during the 2015 first quarter allowed us to repay the $30.0 million drawn on the Revolver and close the quarter with a strong cash position.
Executive Outlook
We believe overall energy market conditions will remain weak. We expect our Rental Tools Services business to continue to be impacted by the severe downturn in U.S. land and shallow water offshore drilling markets, with lower utilization and continued price pressure. However, we expect improved results from our international rental tools business in 2015, compared with 2014, due to our large presence in the Middle East and improving operating performance. Similarly, we expect our Drilling Services business will continue to be impacted by the sharp decline in U.S. drilling, due to continued low barge rig fleet utilization at current commodity prices. We expect this to be tempered by more resilient activity in our International & Alaska Drilling segment. While we have international rigs that have or are expected to come off contract in the months ahead, resulting in lower utilization, we expect steady activity from international O&M services and our drilling operations in Alaska.
In response to market conditions, we are focused on lowering our cost base, sustaining our utilization, managing our cash and liquidity, and preserving our ability to respond when conditions improve. We are prepared to make further adjustments to our business to address changing market conditions and take advantage of opportunities as they occur.

Results of Operations
Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. We have completed a business review and as a result have aligned our reportable segments with our two core business lines and our current internal organizational structure. We continue to report our Rental Tools Services business as one reportable segment (Rental Tools); however, effective with the first quarter of 2015, the Company is reporting its Drilling Services business as two segments: (1) U.S. (Lower 48) Drilling and (2) International & Alaska Drilling.
We analyze financial results for each of our reportable segments. The reportable segments presented are consistent with our reportable segments discussed in Note 5 to our condensed consolidated financial statements.
We monitor our reporting segments based on several criteria, including operating gross margin and operating gross margin excluding depreciation and amortization. Operating gross margin excluding depreciation and amortization is computed as revenues less direct operating expenses, and excludes depreciation and amortization expense, where applicable. Operating gross margin percentages are computed as operating gross margin as a percent of revenues. The operating gross margin excluding depreciation and amortization amounts and percentages should not be used as a substitute for those amounts reported under U.S. GAAP. Management believes this information is useful to our investors as it more accurately reflects the cash flow from operations generated by each segment.
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
Revenues of $204.1 million for the three months ended March 31, 2015 decreased $25.1 million, or 11.0 percent, compared with $229.2 million for the three months ended March 31, 2014. Operating gross margin decreased $4.6 million, or 15.9 percent, to $24.3 million, for the three months ended March 31, 2015 compared with $28.9 million for the three months ended March 31, 2014.
    The following is an analysis of our operating results for the comparable periods by reportable segment:

	Three Months Ended March 31,
Dollars in Thousands	2015		2014
Revenues:
Drilling Services:
U.S. (Lower 48) Drilling	$14,097	7%	$35,787	16%
International & Alaska Drilling	113,921	56%	112,932	49%
Total Drilling Services	128,018	63%	148,719	65%
Rental Tools	76,058	37%	80,506	35%
Total revenues	204,076	100%	229,225	100%
Operating gross margin excluding depreciation and amortization:
Drilling Services:
U.S. (Lower 48) Drilling	115	1%	12,792	36%
International & Alaska Drilling	35,392	31%	21,657	19%
Total Drilling Services	35,507	28%	34,449	23%
Rental Tools	29,299	39%	28,751	36%
Total operating gross margin excluding depreciation and amortization	64,806	32%	63,200	28%
Depreciation and amortization	(40,539)		(34,337)
Total operating gross margin	24,267		28,863
General and administrative expense	(10,837)		(8,964)
Gain (loss) on disposition of assets, net	2,441		(129)
Total operating income	$15,871		$19,770

Operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	U.S. (Lower 48) Drilling	International & Alaska Drilling	Rental Tools	Total
Three Months Ended March 31, 2015
Operating gross margin (1)	$(5,717)	$17,354	$12,630	$24,267
Depreciation and amortization	5,832	18,038	16,669	40,539
Operating gross margin excluding depreciation and amortization	$115	$35,392	$29,299	$64,806
Three Months Ended March 31, 2014
Operating gross margin (1)	$8,742	$6,776	$13,345	$28,863
Depreciation and amortization	4,050	14,881	15,406	34,337
Operating gross margin excluding depreciation and amortization	$12,792	$21,657	$28,751	$63,200

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
The following table presents our average utilization rates and rigs available for service for the three months ended March 31, 2015 and 2014:

	March 31,
	2015	2014
U.S. (Lower 48) Drilling
Rigs available for service (1)	13.0	11.0
Utilization rate of rigs available for service (2)	21%	74%
International & Alaska Drilling
Eastern Hemisphere
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	82%	77%
Latin America Region
Rigs available for service (1)	9.0	9.0
Utilization rate of rigs available for service (2)	45%	68%
Alaska
Rigs available for service (1)	2.0	2.0
Utilization rate of rigs available for service (2)	100%	100%
Total International & Alaska Drilling
Rigs available for service (1)	24.0	24.0
Utilization rate of rigs available for service (2)	70%	76%

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

(2)
Rig utilization rates are based on a weighted average basis assuming total days availability for all rigs available for service. Rigs acquired or disposed of are treated as added to or removed from the rig fleet as of the date of acquisition or disposal. Rigs that are in operation or fully or partially staffed and on a revenue-producing standby status are considered to be utilized. Rigs under contract that generate revenues during moves between locations or during mobilization or demobilization are also considered to be utilized. Our method of computation of rig utilization may not be comparable to other similarly titled measures of other companies.

Drilling Services Business Line
U.S. (Lower 48) Drilling
U.S. (Lower 48) Drilling segment revenues decreased $21.7 million, or 60.6%, to $14.1 million for the first quarter of 2015 compared with $35.8 million for the first quarter of 2014. The decrease in revenues was due to lower utilization and a decline in average dayrates for the barge drilling fleet resulting from substantial reductions in drilling activity by operators in the inland waters of the Gulf of Mexico (GOM) resulting from lower oil prices.
U.S. (Lower 48) Drilling segment's operating gross margin excluding depreciation and amortization decreased $12.7 million, or 99.1%, to $0.1 million for the first quarter of 2015 compared with $12.8 million for the first quarter of 2014. The decrease was primarily due to the decline in utilization and average dayrates discussed above.
International & Alaska Drilling
International & Alaska Drilling segment revenues increased $1.0 million to $113.9 million for the first quarter of 2015 compared with $112.9 million for the first quarter of 2014. The increase in segment revenues was driven by increased activity and higher reimbursable expenses for our Sakhalin Island O&M operations, the initiation of a new two-rig O&M contract in Abu Dhabi, and higher utilization in the Eastern Hemisphere region. The increase in revenues was substantially offset by the completion of an O&M project in Papua New Guinea in May 2014, reduced utilization in the Latin America region as drilling activity began to reflect the impact of low commodity prices on customer drilling plans, and a decline in project services revenues resulting from decreased activity on a low-margin vendor services project. Approximately $16.1 million and $9.3 million of O&M revenues were attributable to reimbursable costs for the three month periods ended March 31, 2015 and 2014, respectively, which increased revenues, but had minimal impact on operating margins.
International & Alaska Drilling operating gross margin excluding depreciation and amortization increased $13.7 million to $35.4 million for the first quarter of 2015 compared with $21.7 million for the first quarter of 2014. The increase in operating gross margin excluding depreciation and amortization was primarily due to the increases in our O&M activity and drilling utilization in the Eastern Hemisphere region described above, as well as overall lower operating costs in both the Latin America and Eastern Hemisphere regions. Additionally, we benefited from the start-up of a new procurement and project management services contract that carries a low cost base.
Rental Tools Services Business Line
Rental Tools segment revenues decreased $4.4 million, or 5.5%, to $76.1 million for the first quarter of 2015 compared with $80.5 million for the first quarter of 2014. The decrease was primarily due to a $4.6 million decrease in our U.S. revenues driven by a decline in utilization resulting from customer initiated cutbacks brought on by the downturn in U.S. drilling activity.
Rental Tools segment operating gross margin excluding depreciation and amortization increased $0.5 million, or 1.9%, to $29.3 million in the first quarter of 2015 compared with $28.7 million for the first quarter of 2014. The increase in operating gross margin excluding depreciation and amortization is comprised of a $4.3 million increase in margin for our international operations driven by reductions in operating costs, offset by a $3.7 million decrease for our U.S. operations primarily driven by a decline in market opportunities in U.S. land markets resulting from customer cutbacks discussed above.
Other Financial Data
General and administrative expense
General and administration expense increased $1.8 million to $10.8 million for the first quarter of 2015 compared with $9.0 million for the first quarter of 2014. The increase is primarily driven by increased expenses as we implemented the second phase of our new enterprise resource planning system in the first quarter of 2015.
Gain/loss on disposition of assets
Net gains recognized on asset dispositions were $2.4 million during the first quarter of 2015 compared with $0.1 million of net losses during the first quarter of 2014. During the 2015 first quarter we received an insurance settlement related to previously realized asset losses. Activity in both periods included the result of asset sales. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.

Interest income and expense
Interest expense decreased $0.9 million to $11.1 million for the first quarter of 2015 compared with $12.0 million for the first quarter of 2014. This decrease was primarily related to a decrease in debt-related interest expense resulting from lower interest rates and a lower total amount of outstanding debt. Interest income during the 2015 and 2014 first quarters was nominal.
Loss on extinguishment of debt
There were no debt extinguishment costs incurred during the three months ended March 31, 2015, compared with a loss on extinguishment of debt of $29.7 million during the three months ended March 31, 2014, resulting from the January 2014 tender and consent solicitation with respect to the 9.125% Notes.
Other income and expense
We incurred $1.4 million of other expense for the first quarter of 2015 compared with $0.9 million of other income for the first quarter of 2014. Other expense for the first quarter of 2015 was primarily driven by losses related to foreign currency fluctuations. Other income for the first quarter of 2014 was primarily related to earnings from our investment in an unconsolidated subsidiary that was acquired as part of the ITS Acquisition.
Income tax expense (benefit)
During the first quarter of 2015 we had an income tax benefit of $0.2 million compared to a benefit of $8.6 million for the first quarter of 2014. The current period income tax benefit is primarily a result of changes in the carrying value of certain deferred tax assets due to changes in tax law and taxing jurisdictions during the first quarter of 2015. The income tax benefit in the first quarter of 2014 was primarily due to a reduction of pre-tax earnings primarily driven by the debt extinguishment costs recorded during the first quarter of 2014.
LIQUIDITY AND CAPITAL RESOURCES
We periodically evaluate our liability requirements, capital needs and availability of resources in view of expansion plans, debt service requirements, and other operational cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. When determined necessary we may seek to raise additional capital in the future. We expect that for the foreseeable future, cash on hand and cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the working capital necessary to support our strategy, and fund planned capital expenditures. We also have access to cash through the 2015 Revolver, subject to our compliance with the covenants contained in the 2015 Secured Credit Agreement. We do not pay dividends to our shareholders.
Cash Flows
The following table provides a summary of our cash flow activity:

	Three Months Ended March 31,
Dollars in thousands	2015	2014
Operating Activities	$67,231	$31,624
Investing Activities	(30,709)	(35,819)
Financing Activities	(31,779)	(51,433)
Net change in cash and cash equivalents	$4,743	$(55,628)
Operating Activities
As of March 31, 2015, we had cash and cash equivalents of $113.2 million, an increase of $4.7 million from December 31, 2014. Cash flows from operating activities for the three months ended March 31, 2015 were $67.2 million, compared with $31.6 million for the 2014 comparable period. Changes in working capital were a source of cash of $29.9 million and a use of cash of $14.7 million for the three months ended March 31, 2015 and 2014, respectively. Over the past few years we have reinvested a substantial portion of our operating cash flows to enhance our fleet of drilling rigs and our rental tools equipment inventory. It is our intention to continue to utilize our operating cash flows to finance further investments into our rental tools inventories and rig purchases or upgrades, as well as other strategic investments aligned with our strategies. Operating cash flows for the three months ended March 31, 2014 were also impacted by the loss on debt extinguishment, as well as the ITS Acquisition which resulted in increased receivables, inventory, and accounts payable. Changes in cash from operating activities for both periods were also impacted by non-cash charges such as depreciation expense, deferred tax benefit, and stock compensation expense.

Investing Activities
Cash flows used in investing activities were $30.7 million for the three months ended March 31, 2015 compared with $35.8 million for the 2014 comparable period. Our primary use of cash during the three months ended March 31, 2015 and 2014 were $33.5 million and $37.4 million, respectively, for capital expenditures. Capital expenditures in each period were primarily for tubular and other products for our Rental Tools Services business and rig-related enhancements and maintenance.
Financing Activities
Cash flows used in financing activities were $31.8 million for the three months ended March 31, 2015, primarily driven by the repayment of the $30.0 million term loan in the first quarter of 2015. Cash flows used in financing activities were $51.4 million for the 2014 comparable period, primarily related to the repayment of $425.0 million of our 9.125% Notes, payment of $25.8 million of related tender and consent premiums, and payment of debt issuance costs of $7.3 million. Cash provided by financing activities for the first quarter of 2014 included proceeds of $360.0 million from issuance of our 6.75% Notes and reborrowing of a $40.0 million Term Loan under our 2012 Secured Credit Agreement.
6.75% Senior Notes, due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of 6.75% Senior Notes due 2022 (6.75% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 6.75% Notes offering plus a $40.0 million Term Loan draw under the Amended and Restated Senior Secured Credit Agreement (2012 Secured Credit Agreement) and cash on hand were utilized to purchase $416.2 million aggregate principal amount of our outstanding 9.125% Senior Notes due 2018 (9.125% Notes) pursuant to a tender and consent solicitation offer commenced on January 7, 2014. See further discussion of the tender and consent solicitation offer below entitled "9.125% Senior Notes, due April 2018".
The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the Second Amended and Restated Senior Secured Credit Agreement (2015 Secured Credit Agreement) and our 7.50% Senior Notes due 2020 (7.50% Notes, and collectively with the 6.75% Notes, the Senior Notes). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($6.8 million net of amortization as of March 31, 2015) are being amortized over the term of the notes using the effective interest rate method.
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
7.50% Senior Notes, due August 2020
On July 30, 2013, we issued $225.0 million aggregate principal amount of the 7.50% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 7.50% Notes offering were primarily used to repay the $125.0 million aggregate principal amount of a term loan used to initially finance the ITS Acquisition, to repay $45.0 million of Term Loan borrowings under the 2012 Secured Credit Agreement and for general corporate purposes.
The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($4.5 million, net of amortization as of March 31, 2015) are being amortized over the term of the notes using the effective interest rate method.
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
9.125% Senior Notes, due April 2018
On March 22, 2010, we issued $300.0 million aggregate principal amount of the 9.125% Notes and on April 25, 2012, we issued an additional $125.0 million aggregate principal amount of 9.125% Notes. On January 7, 2014, we commenced a tender and consent solicitation with respect to the 9.125% Notes. The tender offer price was $1,061.98, inclusive of a $30.00 consent payment for each $1,000 principal amount of 9.125% Notes, plus accrued and unpaid interest. On January 22, 2014, we paid $453.7 million for the tendered 9.125% Notes, comprised of $416.2 million of aggregate principal amount of the 9.125% Notes, $25.8 million of tender and consent premiums and $11.7 million of accrued interest. On April 1, 2014, we redeemed the remaining $8.8 million aggregate principal amount of the outstanding 9.125% Notes for a purchase price of $9.6 million, inclusive of a $0.4 million call premium and $0.4 million interest. During the year ended December 31, 2014, we recorded a loss on extinguishment of debt of approximately $30.2 million, which included the tender and consent premiums of $25.8 million, the call premium of $0.4 million and the write-off of unamortized debt issuance costs of $7.7 million, offset by the write-off of the remaining unamortized debt issuance premium of $3.8 million.
2015 Secured Credit Agreement
On January 26, 2015 we entered into the 2015 Secured Credit Agreement, which amended and restated the 2012 Secured Credit Agreement. The 2015 Secured Credit Agreement is comprised of a $200.0 million revolving credit facility (2015 Revolver) and matures on January 26, 2020. At the closing of the 2015 Secured Credit Agreement, we repaid the outstanding $30.0 million of Term Loan borrowings under the 2012 Secured Credit Agreement with a $30.0 million draw under the 2015 Revolver. We incurred debt issuance costs related to the 2015 Secured Credit Agreement of approximately $1.4 million and had approximately $0.8 million of remaining debt issuance costs for the 2012 Secured Credit agreement. The total debt issuance costs of $2.2 million ($2.2 million, net of amortization as of March 31, 2015) are being amortized over the term of the amended credit agreement on a straight line basis.
Our obligations under the 2015 Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, and rental equipment of the Company and its subsidiary guarantors. The 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness, liens, restrictions on entry into certain affiliate transactions and payments (including payment of dividends) and maintenance of certain ratios and coverage tests (including a minimum asset coverage ratio of 1.25:1.00 at each quarter end). We were in compliance with all such covenants as of March 31, 2015.
Our 2015 Revolver is available for general corporate purposes and to support letters of credit. Interest on 2015 Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. The Applicable Rate ranges from 2.50 percent to 3.00 percent per annum for LIBOR rate loans and from 1.50 percent to 2.00 percent per annum for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the 2015 Secured Credit Agreement). Revolving loans are available subject to a quarterly Asset Coverage Ratio calculation based on the Orderly Liquidation Value of certain specified rigs including barge rigs in the GOM and land rigs in Alaska, and rental equipment of the Company and its subsidiary guarantors and a percentage of eligible domestic accounts receivable. The $30.0 million draw at the closing of the 2015 Secured Credit Agreement was repaid in full during the first quarter of 2015 with cash on-hand. Letters of credit outstanding against the 2015 Revolver as of March 31, 2015 totaled $11.8 million.

2012 Secured Credit Agreement
The 2012 Secured Credit Agreement consisted of an $80.0 million revolving credit facility (2012 Revolver) and a $50.0 million term loan (Term Loan). Our obligations under the 2012 Secured Credit Agreement were guaranteed by substantially all of our direct and indirect domestic subsidiaries other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which had executed guaranty agreements, and were secured by first priority liens on our accounts receivable, specified barge rigs and rental equipment. The 2012 Secured Credit Agreement contained customary affirmative and negative covenants and would have matured on December 14, 2017.
2012 Revolver
Our 2012 Revolver was available for general corporate purposes and to support letters of credit. Interest on 2012 Revolver loans accrued at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Under the 2012 Secured Credit Agreement, the Applicable Rate ranged from 2.50 percent to 3.00 percent per annum for LIBOR rate loans and from 1.50 percent to 2.00 percent per annum for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the 2012 Secured Credit Agreement). Revolving loans were available subject to a borrowing base calculation based on a percentage of eligible accounts receivable, certain specified barge drilling rigs and rental equipment of the Company and its subsidiary guarantors. There were no revolving loans outstanding at December 31, 2014. Letters of credit outstanding against the 2012 Revolver as of December 31, 2014 totaled $11.0 million.
Term Loan
The Term Loan originated at $50.0 million on December 14, 2012 and required quarterly principal payments of $2.5 million, which began March 31, 2013. Interest on the Term Loan accrued at a Base Rate plus 2.00 percent or LIBOR plus 3.00 percent. In July 2013, we repaid the outstanding balance of $45 million of the Term Loan and amended the 2012 Secured Credit Agreement to permit re-borrowing of up to $45 million of the Term Loan, decreasing by $2.5 million at the end of each quarter beginning September 30, 2013 and ending March 31, 2014. In January 2014 we re-borrowed $40.0 million of the Term Loan. The outstanding balance on the Term Loan at December 31, 2014 was $30.0 million. At the closing of the 2015 Secured Credit Agreement, we repaid the Term Loan with a $30.0 million draw under the 2015 Revolver.
Long-Term Debt Summary
Our principal amount of long-term debt, including current portion, was $585.0 million as of March 31, 2015 which consisted of:
•$360.0 million aggregate principal amount of 6.75% Notes;
•$225.0 million aggregate principal amount of 7.50% Notes;
As of March 31, 2015, we had approximately $301.4 million of liquidity, which consisted of $113.2 million of cash and cash equivalents on hand and $188.2 million of availability under our 2015 Revolver. In order to access the 2015 revolver, we must be in compliance with the covenants set forth in the 2015 Secured Credit Agreement.
Off-Balance Sheet Arrangements
We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements or guarantees of third-party financial obligations. We have no energy or commodity contracts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the market risk faced by us from that reported in our 2014 Annual Report on Form 10-K filed with the SEC on February 25, 2015. For more information on market risk, see Part II, Item 7A in our 2014 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, see Note 10, “Commitments and Contingencies,” in Item 1 of Part I of this quarterly report on Form 10-Q, which information is incorporated into this item by reference.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company currently has no active share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed or furnished as a part of this report:

Exhibit Number		Description

3.1	—	Restated Certificate of Incorporation of the Company, as amended on May 16, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

3.2	—	By-laws of Parker Drilling Company, as amended and restated as of July 31, 2014 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 1, 2014).

10.1	—
Second Amended and Restated Credit Agreement, dated January 26, 2015, among Parker Drilling Company, as Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, Barclays Bank PLC, as Documentation Agent, and the other lenders and L/C issuers from time to time party thereto (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on February 25, 2015).

12.1	—	Computation of Ratio of Earnings to Fixed Charges.

31.1	—	Gary G. Rich, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d-14(a) Certification.

32.1	—	Gary G. Rich, President and Chief Executive Officer, Section 1350 Certification.

32.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Section 1350 Certification.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKER DRILLING COMPANY

Date:	May 6, 2015	By:	/s/ Gary G. Rich
Gary G. Rich Chairman, President and Chief Executive Officer

		By:	/s/ Christopher T. Weber
Christopher T. Weber Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	—	Restated Certificate of Incorporation of the Company, as amended on May 16, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

3.2	—	By-laws of Parker Drilling Company, as amended and restated as of July 31, 2014 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 1, 2014).

10.1	—
Second Amended and Restated Credit Agreement, dated January 26, 2015, among Parker Drilling Company, as Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, Barclays Bank PLC, as Documentation Agent, and the other lenders and L/C issuers from time to time party thereto (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on February 25, 2015).

12.1	—	Computation of Ratio of Earnings to Fixed Charges.

31.1	—	Gary G. Rich, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d-14(a) Certification.

32.1	—	Gary G. Rich, President and Chief Executive Officer, Section 1350 Certification.

32.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Section 1350 Certification.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.