Form 10-Q
period 2015-06-30
PARKER DRILLING CO /DE/
filed 2015-08-06
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2015 there were 123,160,399 common shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,943	$108,456
Accounts and Notes Receivable, net of allowance for bad debts of $10,304 at June 30, 2015 and $11,188 at December 31, 2014.	235,834	270,952
Rig materials and supplies	44,274	47,943
Deferred costs	7,281	5,673
Deferred income taxes	5,818	7,476
Other tax assets	12,826	10,723
Other current assets	20,962	18,556
Total current assets	443,938	469,779
Property, plant and equipment, net of accumulated depreciation of $1,255,131 at June 30, 2015 and $1,201,058 at December 31, 2014.	865,291	895,940
Goodwill (Note 3)	6,708	—
Intangible assets, net (Note 3)	15,945	4,286
Debt issuance costs	12,973	12,526
Deferred income taxes	154,463	122,689
Other noncurrent assets	22,360	15,439
Total assets	$1,521,678	$1,520,659
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$10,000
Accounts payable and accrued liabilities	176,247	154,479
Accrued income taxes	12,594	14,186
Total current liabilities	188,841	178,665
Long-term debt	585,000	605,000
Other long-term liabilities	19,184	18,665
Long-term deferred tax liability	69,793	52,115
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	20,510	20,325
Capital in excess of par value	668,712	666,769
Accumulated deficit	(34,972)	(24,165)
Accumulated other comprehensive income	(485)	(498)
Total controlling interest stockholders’ equity	653,765	662,431
Noncontrolling interest	5,095	3,783
Total equity	658,860	666,214
Total liabilities and stockholders’ equity	$1,521,678	$1,520,659
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$185,941	$254,234	$390,017	$483,459
Expenses:
Operating expenses	143,569	174,569	282,839	340,594
Depreciation and amortization	38,351	36,180	78,890	70,517
	181,920	210,749	361,729	411,111
Total operating gross margin	4,021	43,485	28,288	72,348
General and administration expense	(9,511)	(7,007)	(20,348)	(15,971)
Provision for reduction in carrying value of certain assets	(2,316)	—	(2,316)	—
Gain (loss) on disposition of assets, net	(138)	1,019	2,303	890
Total operating income (loss)	(7,944)	37,497	7,927	57,267
Other income and (expense):
Interest expense	(11,396)	(10,599)	(22,474)	(22,638)
Interest income	19	88	202	120
Loss on extinguishment of debt	—	(479)	—	(30,152)
Other	(1,529)	1,032	(2,909)	1,927
Total other expense	(12,906)	(9,958)	(25,181)	(50,743)
Income (loss) before income taxes	(20,850)	27,539	(17,254)	6,524
Income tax (benefit)	(6,916)	11,702	(7,098)	3,079
Net income (loss)	(13,934)	15,837	(10,156)	3,445
Less: Net income attributable to noncontrolling interest	95	156	651	313
Net income (loss) attributable to controlling interest	$(14,029)	$15,681	$(10,807)	$3,132
Basic earnings per share	$(0.11)	$0.13	$(0.09)	$0.03
Diluted earnings per share	$(0.11)	$0.13	$(0.09)	$0.03

Number of common shares used in computing earnings per share:
Basic	122,481,425	121,078,359	122,175,511	120,726,004
Diluted	122,481,425	122,764,247	122,175,511	122,586,056

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Comprehensive income:
Net income (loss)	$(13,934)	$15,837	$(10,156)	$3,445
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	647	336	(1,023)	(468)
Currency translation difference on foreign currency net investments	1,723	(188)	874	511
Total other comprehensive income (loss), net of tax:	2,370	148	(149)	43
Comprehensive income (loss)	(11,564)	15,985	(10,305)	3,488
Comprehensive (income) attributable to noncontrolling interest	(95)	(80)	(489)	(234)
Comprehensive income (loss) attributable to controlling interest	$(11,659)	$15,905	$(10,794)	$3,254

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(10,156)	$3,445
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	78,890	70,517
Accretion of contingent consideration	306	—
Loss on extinguishment of debt	—	30,152
Provision for reduction in carrying value of certain assets	2,316	—
(Gain) loss on disposition of assets	(2,303)	(890)
Deferred income tax benefit	(17,126)	(8,358)
Expenses not requiring cash	5,308	8,748
Change in assets and liabilities:
Accounts and notes receivable	39,683	(1,066)
Other assets	(7,352)	(777)
Accounts payable and accrued liabilities	14,763	5,789
Accrued income taxes	(1,236)	(3,987)
Net cash provided by operating activities	103,093	103,573

Cash flows from investing activities:
Capital expenditures	(54,605)	(106,188)
Proceeds from the sale of assets	288	3,346
Proceeds from insurance settlements	2,500	—
Acquisition, net of cash acquired	(10,431)	—
Net cash (used in) investing activities	(62,248)	(102,842)

Cash flows from financing activities:
Proceeds from issuance of debt	—	400,000
Repayments of long-term debt	(30,000)	(430,000)
Payments of debt issuance costs	(1,359)	(7,425)
Payments of debt extinguishment costs	—	(26,214)
Excess tax benefit (expense) from stock based compensation	(999)	665
Net cash (used in) financing activities	(32,358)	(62,974)

Net increase (decrease) in cash and cash equivalents	8,487	(62,243)
Cash and cash equivalents, beginning of year	108,456	148,689
Cash and cash equivalents, end of period	$116,943	$86,446

Supplemental cash flow information:
Interest paid	$20,805	$21,315
Income taxes paid	$16,436	$13,673

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - General
In the opinion of the management of Parker Drilling Company (Parker Drilling or the Company), the accompanying unaudited consolidated condensed financial statements reflect all adjustments normally recurring which we believe are necessary for a fair presentation of: (1) Parker Drilling’s financial position as of June 30, 2015 and December 31, 2014, (2) Parker Drilling’s results of operations for the three and six month periods ended June 30, 2015 and 2014, (3) Parker Drilling’s consolidated condensed statement of comprehensive income for the three and six month periods ended June 30, 2015 and 2014, and (4) Parker Drilling’s cash flows for the six month periods ended June 30, 2015 and 2014. Results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that will be realized for the year ending December 31, 2015. The financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.
Nature of Operations — Parker Drilling provides drilling services and rental tools to the energy industry. We have operated in over 50 countries since beginning operations in 1934, making us among the most geographically experienced drilling contractors and rental tools providers in the world. We currently have operations in 23 countries. We believe we are an industry leader in quality, health, safety and environmental practices.
Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. Effective with the first quarter of 2015, we aligned our reportable segments with our two core business lines and our current internal organizational structure. We report our Rental Tools Services business as one reportable segment (Rental Tools) and report our Drilling Services business as two reportable segments: (1) U.S. (Lower 48) Drilling and (2) International & Alaska Drilling.
In our Drilling Services business, we own and operate drilling rigs and drilling-related equipment and also perform drilling-related services, referred to as operations and maintenance (O&M) services, on a contracted basis for operators who own their own drilling rigs, but choose Parker Drilling to operate the rigs for them. In addition, we provide other project management services, such as engineering and related services during concept development, pre-FEED (Front End Engineering Design) and FEED phases of customer-owned drilling facility projects. We have extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas. Our U.S. (Lower 48) Drilling segment includes our Gulf of Mexico (GOM) barge drilling fleet and United States (U.S.) based O&M services. Our GOM barge drilling fleet operates barge rigs that drill for oil and natural gas in shallow waters in and along the inland waterways and coasts of Louisiana, Alabama, and Texas. The majority of these wells are drilled in water depths of 6 to 12 feet. Our International & Alaska Drilling segment includes operations related to Parker-owned and customer-owned rigs as well as project related services.
Our Rental Tools Services business provides premium rental equipment and services to exploration and production companies, drilling contractors and service companies on land and offshore in the U.S. and select international markets. Tools we provide include drill collars, standard and heavy-weight drill pipe, all of which are available with standard or high-torque connections, tubing, and pressure control equipment including blow-out preventers (BOPs). We also provide well construction services which include tubular running services and downhole tools and well intervention services which include whipstock, fishing products and services, as well as inspection and machine shop support.
Consolidation — The consolidated financial statements include the accounts of the Company and subsidiaries in which we exercise control or have a controlling financial interest, including entities, if any, in which the Company is allocated a majority of the entity’s losses or returns, regardless of ownership percentage. If a subsidiary of Parker Drilling has a 50 percent interest in an entity but Parker Drilling’s interest in the subsidiary or the entity does not meet the consolidation criteria described above, then that interest is accounted for under the equity method. In the second quarter of 2015 we recognized through other income and expense a $0.9 million loss related to the divestiture of our controlling interest in a joint venture.
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
Reimbursable Costs — The Company recognizes reimbursements received for out-of-pocket expenses incurred as revenues and accounts for out-of-pocket expenses as direct operating costs. Such amounts totaled $27.8 million and $21.8 million for the three months ended June 30, 2015 and 2014, respectively, and $47.5 million and $38.2 million for the six months ended June 30, 2015 and 2014, respectively. Additionally, the Company typically receives a nominal handling fee, which is recognized as earned revenues in our consolidated statement of operations.
Use of Estimates — The preparation of financial statements in accordance with accounting policies generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the date of the financial statements, and our revenues and expenses during the periods reported. Estimates are typically used when accounting for certain significant items such as legal or contractual liability accruals, mobilization and deferred mobilization, self-insured medical/dental plans, income taxes and valuation allowance, and other items requiring the use of estimates. Estimates are based on a number of variables which may include third party valuations, historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ from management estimates.
Purchase price allocation — We allocate the purchase price of an acquired business to its identifiable assets and liabilities in accordance with the acquisition method based on estimated fair values at the transaction date. Transaction and integration costs associated with an acquisition are expensed as incurred. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. We typically engage third-party appraisal firms to assist in fair value determination of inventories, identifiable intangible assets, and any other significant assets or liabilities. Judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. See Note 2 - Acquisitions for further discussion.
Goodwill — We account for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining noncontrolling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and noncontrolling interests is recognized as goodwill. We are required to test goodwill for impairment on an annual basis, and more frequently when negative conditions or other triggering events arise. See Note 3 - Goodwill and Intangible Assets for further discussion.
Intangible Assets — Our intangible assets are related to trademarks, trade names, customer relationships, and developed technology, which were acquired through acquisition and are generally amortized over a weighted average period of approximately three to six years. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss. See Note 3 - Goodwill and Intangible Assets for further discussion.
Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of major, independent, national and international oil and gas companies and integrated service providers. We generally do not require collateral on our trade receivables. We depend on a limited number of significant customers. Our largest customer, Exxon Neftegas Limited (ENL), constituted approximately 26.0 percent of our revenues for the six months ended June 30, 2015. Each of our segments depends on a limited number of key customers and the loss of any one or more key customers could have a material adverse effect on a segment.
At June 30, 2015 and December 31, 2014, we had deposits in domestic banks in excess of federally insured limits of approximately $66.8 million and $59.3 million, respectively. In addition, as of June 30, 2015 and December 31, 2014, we had deposits in foreign banks that were not insured of $51.7 million and $54.4 million, respectively.

Note 2 - Acquisitions
Acquisition of ITS
On April 22, 2013 we acquired International Tubular Services Limited (ITS) and related assets (the ITS Acquisition) for an initial purchase price of $101.0 million paid at the closing of the ITS Acquisition. An additional $24.0 million was deposited into an escrow account, to be payable to the seller or to us, as the case may be, in accordance with the ITS Acquisition agreement (the Acquisition Agreement). As of June 30, 2015, $13.8 million of the cash deposited in escrow has been released to the seller and $3.2 million has been released to us. Based on the terms of the Acquisition Agreement, we estimate that the entire $7.0 million remaining in escrow will be paid to the seller (or to third parties on behalf of the seller).
Acquisition of 2M-Tek
On April 17, 2015 we acquired 2M-Tek, a Louisiana-based manufacturer of equipment for tubular running and related well services for an initial purchase price of $10.4 million paid at the closing of the acquisition (the 2M-Tek Acquisition), plus $8.0 million of contingent consideration payable to the seller upon the achievement of certain milestones over the 24-month period following the close of the 2M-Tek Acquisition. The fair value of the consideration transferred was $17.2 million, which includes the $10.4 million paid at closing plus the estimated fair value of the contingent consideration of $6.8 million. We have recorded the fair value of the liability for contingent consideration in our condensed consolidated balance sheet. The operations and related assets acquired and liabilities assumed will be reported as part of our Rental Tools segment. This acquisition will complement our existing international tubular running services (TRS) business. The acquisition secures our access to a proprietary casing running tool while minimizing the total capital cost of TRS equipment going forward.
Allocation of Consideration Transferred to Net Assets Acquired
The purchase price has been allocated to the fair value of the assets acquired and liabilities assumed. The allocation is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation not yet finalized relate to the valuation of intangible assets, deferred taxes, and working capital amounts. The company used recognized valuation techniques to determine the fair value of the assets and liabilities. The assets acquired and liabilities assumed were recorded at fair value in accordance with U.S. GAAP. Acquisition date fair values represent either Level 2 (as defined in Note 10 - Fair Value of Financial Instruments) fair value measurements (current assets and liabilities, property plant and equipment) or Level 3 (as defined in Note 10) fair value measurements (intangible assets).

Dollars in thousands	April 17, 2015
Current Assets:
Cash and Cash Equivalents	$17
Accounts Receivable, net	1,112
Rig materials and supplies	883
Total current assets	$2,012
Property, plant and equipment	477
Goodwill	6,708
Intangible assets	13,470
Total Assets	$22,667
Current Liabilities:
Accounts payable and accrued liabilities	863
Total current liabilities	863
Deferred tax liability - noncurrent	4,601
Total Liabilities	5,464
Net Assets Acquired	17,203
Total consideration transferred	$17,203
Pro forma results of operations have not been presented because the effect of the acquisition was not material to our results of operations. Acquisition-related costs for the six months ended June 30, 2015 were $0.4 million.

Note 3 - Goodwill and Intangible Assets
We account for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining noncontrolling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and noncontrolling interests is recognized as goodwill.
As part of the 2M-Tek Acquisition we recognized $6.7 million of goodwill and acquired definite-lived intangible assets with an acquisition date fair value of $13.5 million. As part of the ITS Acquisition, we acquired definite-lived intangible assets with an acquisition date fair value of $8.5 million. All of the Company's goodwill and intangible assets are allocated to the Rental Tools segment.
Goodwill
The change in the carrying amount of goodwill for the period ended June 30, 2015 is as follows:

Dollars in thousands	Goodwill
Balance at December 31, 2014	$—
Acquisition	6,708
Balance at June 30, 2015	$6,708
Of the total amount of goodwill recognized, zero is expected to be deductible for income tax purposes.
Intangible Assets
Intangible Assets consist of the following:

		As of June 30, 2015
Dollars in thousands	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Developed Technology	6	$11,630	$(485)	$11,145
Customer Relationships	3	5,400	(3,940)	1,460
Trademarks and trade names	5	4,940	(1,600)	3,340
Total Amortized intangible assets		$21,970	$(6,025)	$15,945
Amortization expense was $1.2 million and $0.6 million for three months ended June 30, 2015 and 2014, and $1.8 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively.
Our remaining intangibles amortization expense for the next five years is presented below:

Dollars in thousands	Expected future intangible amortization expense
2015	$2,408
2016	$3,549
2017	$2,860
2018	$2,306
2019	$2,306
Beyond 2019	$2,516

Note 4 - Earnings per share (EPS)

	Three Months Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$(14,029,000)	122,481,425	$(0.11)
Effect of dilutive securities:
Restricted stock units	—	—	—
Diluted EPS	$(14,029,000)	122,481,425	$(0.11)

	Six Months Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$(10,807,000)	122,175,511	$(0.09)
Effect of dilutive securities:
Restricted stock units	—	—	—
Diluted EPS	$(10,807,000)	122,175,511	$(0.09)

	Three Months Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$15,681,000	121,078,359	$0.13
Effect of dilutive securities:
Restricted stock units	—	1,685,888	—
Diluted EPS	$15,681,000	122,764,247	$0.13

	Six Months Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$3,132,000	120,726,004	$0.03
Effect of dilutive securities:
Restricted stock units	—	1,860,052	—
Diluted EPS	$3,132,000	122,586,056	$0.03

For the three and six months ended June 30, 2015, all common shares potentially issuable in connection with outstanding restricted stock unit awards have been excluded from the calculation of diluted EPS as the company incurred a loss during the three and six month periods, and therefore, inclusion of such potential common shares in the calculation would be anti-dilutive.
For the three and six months ended June 30, 2014, weighted-average shares outstanding used in our computation of diluted EPS includes the dilutive effect of common shares potentially issuable in connection with outstanding restricted stock unit awards.
Note 5 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following:

Dollars in thousands	Foreign Currency Items
December 31, 2014	$(498)
Current period other comprehensive income (loss)	13
June 30, 2015	$(485)

No amounts were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2015.
Note 6 - Reportable Segments
Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. Effective with the first quarter of 2015, we aligned our reportable segments with our two core business lines and our current internal organizational structure. We report our Rental Tools Services business as one reportable segment (Rental Tools) and report our Drilling Services business as two reportable segments: (1) U.S. (Lower 48) Drilling and (2) International & Alaska Drilling. We eliminate inter-segment revenue and expenses.
The following table represents the results of operations by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2015	2014	2015	2014
Revenues: (1)
U.S. (Lower 48) Drilling	$6,848	$46,085	$20,945	$81,872
International & Alaska Drilling	114,969	120,980	228,890	233,910
Rental Tools	64,124	87,169	140,182	167,677
Total revenues	185,941	254,234	390,017	483,459
Operating gross margin: (2)
U.S. (Lower 48) Drilling	(7,552)	17,808	(13,274)	26,548
International & Alaska Drilling	6,844	7,913	24,208	14,689
Rental Tools	4,729	17,764	17,354	31,111
Total operating gross margin	4,021	43,485	28,288	72,348
General and administrative expense	(9,511)	(7,007)	(20,348)	(15,971)
Provision for reduction in carrying value of certain assets	(2,316)	—	(2,316)	—
Gain (loss) on disposition of assets, net	(138)	1,019	2,303	890
Total operating income	(7,944)	37,497	7,927	57,267
Interest expense	(11,396)	(10,599)	(22,474)	(22,638)
Interest income	19	88	202	120
Loss on extinguishment of debt	—	(479)	—	(30,152)
Other income (loss)	(1,529)	1,032	(2,909)	1,927
Income (loss) from continuing operations before income taxes	$(20,850)	$27,539	$(17,254)	$6,524

(1)For the six months ended June 30, 2015, our largest customer, Exxon Neftegas Limited (ENL), constituted approximately 26.0 percent of our total consolidated revenues and approximately 44.3 percent of our International & Alaska Drilling segment revenues. For the six months ended June 30, 2014, our largest customer, ENL, constituted approximately 17.9 percent of our total consolidated revenues and approximately 37.1 percent of our International & Alaska Drilling segment revenues.
(2)Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

Note 7 - Accounting for Uncertainty in Income Taxes
We apply the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At June 30, 2015, we had a liability for unrecognized tax benefits of $8.2 million (which includes $3.6 million of benefits which would favorably impact our effective tax rate upon recognition), primarily related to foreign operations. At June 30, 2014, we had a liability for unrecognized tax benefits of $10.4 million ($5.8 million of which, if recognized, would favorably impact our effective tax rate). In addition, we recognize interest and penalties that could be applied to uncertain tax positions in periodic income tax expense. As of June 30, 2015 and December 31, 2014, we had approximately $3.6 million and $3.3 million, respectively, of accrued interest and penalties related to uncertain tax positions. Management believes the Company is properly reserved with respect to accounting for uncertainty in income taxes.
Note 8 - Income Tax Benefit/Expense
During the second quarter of 2015 we had an income tax benefit of $6.9 million compared to an expense of $11.7 million for the second quarter of 2014. The current period income tax benefit is primarily due to a pre-tax loss in the second quarter of 2015 compared with pre-tax earnings for the second quarter of 2014.
Note 9 - Long-Term Debt
The following table illustrates our debt portfolio as of June 30, 2015 and December 31, 2014:

Dollars in thousands	June 30, 2015	December 31, 2014
6.75% Senior Notes, due July 2022	$360,000	$360,000
7.50% Senior Notes, due August 2020	225,000	225,000
Term Note, due December 2017	—	30,000
Total debt	585,000	615,000
Less current portion (1)	—	10,000
Total long-term debt	$585,000	$605,000
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
The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the Second Amended and Restated Senior Secured Credit Agreement (2015 Secured Credit Agreement) and our 7.50% Senior Notes due 2020 (7.50% Notes, and collectively with the 6.75% Notes, the Senior Notes). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($6.6 million net of amortization as of June 30, 2015) are being amortized over the term of the notes using the effective interest rate method.
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
The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($4.3 million, net of amortization as of June 30, 2015) are being amortized over the term of the notes using the effective interest rate method.
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

2015 Secured Credit Agreement
On January 26, 2015 we entered into the 2015 Secured Credit Agreement, which amended and restated the 2012 Secured Credit Agreement. The 2015 Secured Credit Agreement is comprised of a $200.0 million revolving credit facility (2015 Revolver) and matures on January 26, 2020. At the closing of the 2015 Secured Credit Agreement, we repaid the outstanding $30.0 million of Term Loan borrowings under the 2012 Secured Credit Agreement with a $30.0 million draw under the 2015 Revolver. We incurred debt issuance costs related to the 2015 Secured Credit Agreement of approximately $1.4 million and had approximately $0.8 million of remaining debt issuance costs for the 2012 Secured Credit agreement. The total debt issuance costs of $2.2 million ($2.0 million, net of amortization as of June 30, 2015) are being amortized over the term of the 2015 Secured Credit Agreement on a straight line basis. On June 1, 2015, we executed the first amendment to the 2015 Secured Credit Agreement in order to amend certain provisions of the 2015 Secured Credit Agreement regarding the definition of “Change of Control”.
Our obligations under the 2015 Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, and rental equipment of the Company and its subsidiary guarantors. The 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness, liens, restrictions on entry into certain affiliate transactions and payments (including payment of dividends) and maintenance of certain ratios and coverage tests (including a minimum asset coverage ratio of 1.25:1.00 at each quarter end). We were in compliance with all such covenants as of June 30, 2015.
Our 2015 Revolver is available for general corporate purposes and to support letters of credit. Interest on 2015 Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. The Applicable Rate ranges from 2.50 percent to 3.00 percent per annum for LIBOR rate loans and from 1.50 percent to 2.00 percent per annum for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the 2015 Secured Credit Agreement). Revolving loans are available subject to a quarterly Asset Coverage Ratio calculation based on the Orderly Liquidation Value of certain specified rigs including barge rigs in the GOM and land rigs in Alaska, and rental equipment of the Company and its subsidiary guarantors and a percentage of eligible domestic accounts receivable. The $30.0 million draw at the closing of the 2015 Secured Credit Agreement was repaid in full during the first quarter of 2015 with cash on-hand. Letters of credit outstanding against the 2015 Revolver as of June 30, 2015 totaled $12.8 million.
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

Note 10 - Fair Value of Financial Instruments
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
Fair value of our debt instruments is determined using Level 2 inputs. Fair values and related carrying values of our debt instruments were as follows for the periods indicated:

	June 30, 2015		December 31, 2014
Dollars in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt
6.75% Notes	$360,000	$310,500	$360,000	$270,000
7.50% Notes	225,000	205,875	225,000	180,000
Total	$585,000	$516,375	$585,000	$450,000
Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the six months ended June 30, 2015.
Note 11 - Commitments and Contingencies
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
Customs Agent and Foreign Corrupt Practices Act (FCPA) Settlement
On April 16, 2013, the Company and the Department of Justice (DOJ) entered into a deferred prosecution agreement (DPA), under which the DOJ will defer for three years prosecuting the Company for criminal violations of the anti-bribery provisions of the FCPA relating to the Company’s retention and use of an individual agent in Nigeria with respect to certain customs-related issues, in return for: (i) the Company’s acceptance of responsibility for, and agreement not to contest or contradict the truthfulness of, the statement of facts and allegations that have been filed in a United States District Court concurrently with the DPA; (ii) the Company’s payment of an approximately $11.76 million fine; (iii) the Company’s reaffirming its commitment to compliance with the FCPA and other applicable anti-corruption laws in connection with the Company’s operations, and continuing cooperation with domestic and foreign authorities in connection with the matters that are the subject of the DPA; (iv) the Company’s commitment to continue to address any identified areas for improvement in the Company’s internal controls, policies and procedures relating to compliance with the FCPA and other applicable anti-corruption laws if, and to the extent, not already addressed; and (v) the Company’s agreement to report to the DOJ in writing annually during the term of the DPA regarding remediation of the matters that are the subject of the DPA, implementation of any enhanced internal controls, and any evidence of improper payments the Company may have discovered during the term of the agreement. If the Company remains in compliance with the terms of the DPA throughout its effective period, the charge against the Company will be dismissed with prejudice. The Company also settled a related civil complaint filed by the Securities and Exchange Commission (SEC) in a United States District Court. The Company has provided the DOJ annual written reports in connection with the DPA.
Note 12 - Recent Accounting Pronouncements
On June 12, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-10, Technical Corrections and Improvements, which contains amendments that will affect a wide variety of topics in the Codification. The amendments in this Update will apply to all reporting entities within the scope of the affected accounting guidance. Transition guidance varies based on the amendments in the Update. The amendments in the Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. We plan to adopt the standard and are in the process of assessing the impact of the adoption of ASU 2015-10 on our financial position, results of operations and cash flows.
On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. Early adoption is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. We plan to adopt the standard on a retrospective basis effective January 1, 2016 and expect that it will result in the netting of our deferred financing costs against long-term debt balances on the consolidated balance sheets for the periods presented. There will be no impact to the manner in which deferred financing costs are amortized in our consolidated financial statements.
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. ASU 2014-09 was initially scheduled to be effective for the first quarter of 2017, however, on April 1, 2015, the FASB proposed to defer the effective date by one year and the proposal was accepted during the second quarter of 2015. ASU 2014-09 is now scheduled to be effective for entities beginning after December 15, 2017. We are in the process of assessing the impact of the adoption of ASU 2014-09 on our financial position, results of operations and cash flows. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Note 13 - Parent, Guarantor, Non-Guarantor Unaudited Consolidating Condensed Financial Statements
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
We are providing unaudited consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of June 30, 2015 and December 31, 2014 and for three and six months ended June 30, 2015 and 2014, respectively. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	June 30, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$42,153	$20,496	$54,294	$—	$116,943
Accounts and notes receivable, net	(33)	73,014	162,853	—	235,834
Rig materials and supplies	—	(2,715)	46,989	—	44,274
Deferred costs	—	—	7,281	—	7,281
Deferred income taxes	—	4,748	1,070	—	5,818
Other tax assets	5,085	(4,065)	11,806	—	12,826
Other current assets	—	8,825	12,137	—	20,962
Total current assets	47,205	100,303	296,430	—	443,938
Property, plant and equipment, net	(19)	575,087	290,223	—	865,291
Goodwill	—	6,708	—	—	6,708
Intangible assets, net	—	12,893	3,052	—	15,945
Investment in subsidiaries and intercompany advances	3,109,359	2,630,665	2,994,328	(8,734,352)	—
Other noncurrent assets	(327,236)	425,106	258,565	(166,639)	189,796
Total assets	$2,829,309	$3,750,762	$3,842,598	$(8,900,991)	$1,521,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable and accrued liabilities	77,632	92,994	308,926	(303,305)	176,247
Accrued income taxes	(3,322)	11,659	4,257	—	12,594
Total current liabilities	74,310	104,653	313,183	(303,305)	188,841
Long-term debt	585,000	—	—	—	585,000
Other long-term liabilities	2,867	6,893	9,424	—	19,184
Long-term deferred tax liability	—	71,957	(2,164)	—	69,793
Intercompany payables	1,512,881	1,392,937	1,562,481	(4,468,299)	—
Total liabilities	2,175,058	1,576,440	1,882,924	(4,771,604)	862,818
Total equity	654,251	2,174,322	1,959,674	(4,129,387)	658,860
Total liabilities and stockholders’ equity	$2,829,309	$3,750,762	$3,842,598	$(8,900,991)	$1,521,678

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	December 31, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$36,728	$13,546	$58,182	$—	$108,456
Accounts and notes receivable, net	(33)	96,100	174,885	—	270,952
Rig materials and supplies	—	(1,473)	49,416	—	47,943
Deferred costs	—	—	5,673	—	5,673
Deferred income taxes	—	6,131	1,345	—	7,476
Other tax assets	19,885	(18,273)	9,111	—	10,723
Other current assets	—	7,999	10,557	—	18,556
Total current assets	56,580	104,030	309,169	—	469,779
Property, plant and equipment, net	(19)	589,055	306,904	—	895,940
Intangible assets, net	—	—	4,286	—	4,286
Investment in subsidiaries and intercompany advances	3,060,867	2,441,527	2,464,502	(7,966,896)	—
Other noncurrent assets	(440,918)	490,597	268,537	(167,562)	150,654
Total assets	$2,676,510	$3,625,209	$3,353,398	$(8,134,458)	$1,520,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$—	$—	$—	$10,000
Accounts payable and accrued liabilities	77,603	71,645	309,344	(304,113)	154,479
Accrued income taxes	(4,061)	10,109	8,138	—	14,186
Total current liabilities	83,542	81,754	317,482	(304,113)	178,665
Long-term debt	605,000	—	—	—	605,000
Other long-term liabilities	2,867	7,135	8,663	—	18,665
Long-term deferred tax liability	—	56,105	(3,990)	—	52,115
Intercompany payables	1,322,172	1,311,405	1,204,768	(3,838,345)	—
Total liabilities	2,013,581	1,456,399	1,526,923	(4,142,458)	854,445
Total equity	662,929	2,168,810	1,826,475	(3,992,000)	666,214
Total liabilities and stockholders’ equity	$2,676,510	$3,625,209	$3,353,398	$(8,134,458)	$1,520,659

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended June 30, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	—	63,276	162,703	(40,038)	185,941
Operating expenses	—	35,627	147,980	(40,038)	143,569
Depreciation and amortization	—	23,958	14,393	—	38,351
Total operating gross margin	—	3,691	330	—	4,021
General and administration expense (1)	(891)	(12,924)	4,304	—	(9,511)
Provision for reduction in carrying value of certain assets	—	—	(2,316)	—	(2,316)
(Loss) on disposition of assets, net	—	(6)	(132)	—	(138)
Total operating income (loss)	(891)	(9,239)	2,186	—	(7,944)
Other income and (expense):
Interest expense	(11,066)	(323)	(3,010)	3,003	(11,396)
Interest income	165	3	2,854	(3,003)	19
Other	—	11	(1,540)	—	(1,529)
Equity in net earnings of subsidiaries	(8,392)	—	—	8,392	—
Total other income (expense)	(19,293)	(309)	(1,696)	8,392	(12,906)
Income (loss) before income taxes	(20,184)	(9,548)	490	8,392	(20,850)
Total income tax expense (benefit)	(6,155)	(2,361)	1,600	—	(6,916)
Net income (loss)	(14,029)	(7,187)	(1,110)	8,392	(13,934)
Less: Net income attributable to noncontrolling interest	—	—	95	—	95
Net income (loss) attributable to controlling interest	$(14,029)	$(7,187)	$(1,205)	$8,392	$(14,029)

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$143,171	$155,832	$(44,769)	$254,234
Operating expenses	—	80,929	138,409	(44,769)	174,569
Depreciation and amortization	—	21,008	15,172	—	36,180
Total operating gross margin	—	41,234	2,251	—	43,485
General and administration expense (1)	(234)	(6,355)	(418)	—	(7,007)
Gain (loss) on disposition of assets, net	—	512	507	—	1,019
Total operating income (loss)	(234)	35,391	2,340	—	37,497
Other income and (expense):
Interest expense	(11,299)	(35)	(1,913)	2,648	(10,599)
Interest income	96	201	2,439	(2,648)	88
Loss on extinguishment of debt	(479)	—	—	—	(479)
Other	—	57	975	—	1,032
Equity in net earnings of subsidiaries	20,659	—	—	(20,659)	—
Total other income (expense)	8,977	223	1,501	(20,659)	(9,958)
Income (loss) before income taxes	8,743	35,614	3,841	(20,659)	27,539
Income tax expense (benefit)	(6,938)	13,466	5,174	—	11,702
Net income (loss)	15,681	22,148	(1,333)	(20,659)	15,837
Less: Net income attributable to noncontrolling interest	—	—	156	—	156
Net income (loss) attributable to controlling interest	$15,681	$22,148	$(1,489)	$(20,659)	$15,681

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$142,672	$313,633	$(66,288)	$390,017
Operating expenses	—	79,772	269,355	(66,288)	282,839
Depreciation and amortization	—	47,268	31,622	—	78,890
Total operating gross margin	—	15,632	12,656	—	28,288
General and administration expense (1)	(1,004)	(23,039)	3,695	—	(20,348)
Provision for reduction in carrying value of certain assets	—	—	(2,316)	—	(2,316)
Gain on disposition of assets, net	—	45	2,258	—	2,303
Total operating income (loss)	(1,004)	(7,362)	16,293	—	7,927
Other income and (expense):
Interest expense	(22,125)	(340)	(3,338)	3,329	(22,474)
Interest income	583	5	2,943	(3,329)	202
Other	—	20	(2,929)	—	(2,909)
Equity in net earnings of subsidiaries	597	—	—	(597)	—
Total other income (expense)	(20,945)	(315)	(3,324)	(597)	(25,181)
Income (benefit) before income taxes	(21,949)	(7,677)	12,969	(597)	(17,254)
Total income tax expense (benefit)	(11,142)	(2,809)	6,853	—	(7,098)
Net income (loss)	(10,807)	(4,868)	6,116	(597)	(10,156)
Less: Net income attributable to noncontrolling interest	—	—	651	—	651
Net income (loss) attributable to controlling interest	$(10,807)	$(4,868)	$5,465	$(597)	$(10,807)

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$266,602	$304,964	$(88,107)	$483,459
Operating expenses	—	157,477	271,224	(88,107)	340,594
Depreciation and amortization	—	41,175	29,342	—	70,517
Total operating gross margin	—	67,950	4,398	—	72,348
General and administration expense (1)	(304)	(14,819)	(848)	—	(15,971)
Gain (loss) on disposition of assets, net	(80)	432	538	—	890
Total operating income (loss)	(384)	53,563	4,088	—	57,267
Other income and (expense):
Interest expense	(24,014)	(85)	(4,412)	5,873	(22,638)
Interest income	535	378	5,080	(5,873)	120
Extinguishment of debt	(30,152)	—	—	—	(30,152)
Other	—	184	1,743	—	1,927
Equity in net earnings of subsidiaries	31,149	—	—	(31,149)	—
Total other income (expense)	(22,482)	477	2,411	(31,149)	(50,743)
Income (loss) before income taxes	(22,866)	54,040	6,499	(31,149)	6,524
Total income tax expense (benefit)	(25,998)	19,849	9,228	—	3,079
Net income (loss)	3,132	34,191	(2,729)	(31,149)	3,445
Less: Net income attributable to noncontrolling interest	—	—	313	—	313
Net income (loss) attributable to controlling interest	$3,132	$34,191	$(3,042)	$(31,149)	$3,132

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income (loss)	$(14,029)	$(7,187)	$(1,110)	$8,392	$(13,934)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	647	—	647
Currency translation difference on foreign currency net investments	—	—	1,723	—	1,723
Total other comprehensive income (loss), net of tax:	—	—	2,370	—	2,370
Comprehensive income (loss)	(14,029)	(7,187)	1,260	8,392	(11,564)
Comprehensive (income) attributable to noncontrolling interest	—	—	(95)	—	(95)
Comprehensive income (loss) attributable to controlling interest	$(14,029)	$(7,187)	$1,165	$8,392	$(11,659)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income (loss)	$15,681	$22,148	$(1,333)	$(20,659)	$15,837
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	336	—	336
Currency translation difference on foreign currency net investments	—	—	(188)	—	(188)
Total other comprehensive income (loss), net of tax:	—	—	148	—	148
Comprehensive income (loss)	15,681	22,148	(1,185)	(20,659)	15,985
Comprehensive (income) attributable to noncontrolling interest	—	—	(80)	—	(80)
Comprehensive income (loss) attributable to controlling interest	$15,681	$22,148	$(1,265)	$(20,659)	$15,905

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income (loss)	$(10,807)	$(4,868)	$6,116	$(597)	$(10,156)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	(1,023)	—	(1,023)
Currency translation difference on foreign currency net investments	—	—	874	—	874
Total other comprehensive income (loss), net of tax:	—	—	(149)	—	(149)
Comprehensive income (loss)	(10,807)	(4,868)	5,967	(597)	(10,305)
Comprehensive (income) attributable to noncontrolling interest	—	—	(489)	—	(489)
Comprehensive income (loss) attributable to controlling interest	$(10,807)	$(4,868)	$5,478	$(597)	$(10,794)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income (loss)	$3,132	$34,191	$(2,729)	$(31,149)	$3,445
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	(468)	—	(468)
Currency translation difference on foreign currency net investments	—	—	511	—	511
Total other comprehensive income (loss), net of tax:	—	—	43	—	43
Comprehensive income (loss)	3,132	34,191	(2,686)	(31,149)	3,488
Comprehensive (income) attributable to noncontrolling interest	—	—	(234)	—	(234)
Comprehensive income (loss) attributable to controlling interest	$3,132	$34,191	$(2,920)	$(31,149)	$3,254

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(10,807)	$(4,868)	$6,116	$(597)	$(10,156)
Adjustments to reconcile net income (loss):
Depreciation and amortization	—	47,268	31,622	—	78,890
Accretion of contingent consideration	—	—	306	—	306
Provision for reduction in carrying value of certain assets	—	—	2,316	—	2,316
Gain on disposition of assets	—	(45)	(2,258)	—	(2,303)
Deferred income tax expense	(22,414)	6,574	(1,286)	—	(17,126)
Expenses not requiring cash	4,039	441	828	—	5,308
Equity in net earnings of subsidiaries	(597)	—	—	597	—
Change in assets and liabilities:
Accounts and notes receivable	—	27,778	11,905	—	39,683
Other assets	(77,427)	59,964	10,111	—	(7,352)
Accounts payable and accrued liabilities	29	14,890	(156)	—	14,763
Accrued income taxes	2,146	229	(3,611)	—	(1,236)
Net cash provided by (used in) operating activities	(105,031)	152,231	55,893	—	103,093

Cash flows from investing activities:
Capital expenditures	—	(37,794)	(16,811)	—	(54,605)
Proceeds from the sale of assets	—	82	206	—	288
Proceeds from insurance settlements	—	—	2,500	—	2,500
Acquisition, net of cash acquired	—	(10,431)	—	—	(10,431)
Net cash (used in) investing activities	—	(48,143)	(14,105)	—	(62,248)

Cash flows from financing activities:
Repayments of long-term debt	(30,000)	—	—	—	(30,000)
Payment of debt issuance costs	(1,359)	—	—	—	(1,359)
Excess tax benefit from stock-based compensation	(999)	—	—	—	(999)
Intercompany advances, net	142,814	(97,138)	(45,676)	—	—
Net cash provided by (used in) financing activities	110,456	(97,138)	(45,676)	—	(32,358)

Net change in cash and cash equivalents	5,425	6,950	(3,888)	—	8,487
Cash and cash equivalents at beginning of year	36,728	13,546	58,182	—	108,456
Cash and cash equivalents at end of year	$42,153	$20,496	$54,294	$—	$116,943

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$3,132	$34,191	$(2,729)	$(31,149)	$3,445
Adjustments to reconcile net income (loss)
Depreciation and amortization	—	41,175	29,342	—	70,517
Loss on extinguishment of debt	30,152	—	—	—	30,152
Gain on disposition of assets	80	(432)	(538)	—	(890)
Deferred income tax expense	(19,621)	8,917	2,346	—	(8,358)
Expenses not requiring cash	7,939	(997)	1,806	—	8,748
Equity in net earnings of subsidiaries	(31,149)	—	—	31,149	—
Change in assets and liabilities:
Accounts and notes receivable	—	(6,132)	5,066	—	(1,066)
Other assets	37,589	(51,431)	13,065	—	(777)
Accounts payable and accrued liabilities	(19,629)	20,886	4,532	—	5,789
Accrued income taxes	(5,231)	9,481	(8,237)	—	(3,987)
Net cash provided by (used in) operating activities	3,262	55,658	44,653	—	103,573

Cash flows from investing activities:
Capital expenditures	—	(79,374)	(26,814)	—	(106,188)
Proceeds from the sale of assets	—	1,008	2,338	—	3,346
Net cash (used in) investing activities	—	(78,366)	(24,476)	—	(102,842)

Cash flows from financing activities:
Proceeds from debt issuance	400,000	—	—	—	400,000
Repayments of long-term debt	(430,000)	—	—	—	(430,000)
Payment of debt issuance costs	(7,425)	—	—	—	(7,425)
Payment of debt extinguishment costs	(26,214)	—	—	—	(26,214)
Excess tax benefit from stock-based compensation	665	—	—	—	665
Intercompany advances, net	(2,619)	21,836	(19,217)	—	—
Net cash provided by (used in) financing activities	(65,593)	21,836	(19,217)	—	(62,974)

Net change in cash and cash equivalents	(62,331)	(872)	960	—	(62,243)
Cash and cash equivalents at beginning of year	88,697	8,310	51,682	—	148,689
Cash and cash equivalents at end of year	$26,366	$7,438	$52,642	$—	$86,446

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
•demand for drilling and drilling-related services and demand for rental tools and related services;
•our future operating results and profitability;
•our future rig utilization, dayrates and rental tools activity;

•	entering into new, or extending existing, drilling services or rental tools services contracts and our expectations concerning when operations will commence under such contracts;
•continuation of existing contracts for drilling services and rental tools services for their stated duration and rate;
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
In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses we make in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although we believe that our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as any other cautionary language included in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:

•	fluctuations in the market prices of oil and natural gas, including the inability or unwillingness of our customers to fund drilling programs in low price cycles;

•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business, including potential currency devaluations or collapses;

•	our inability to access the credit markets and U.S. credit market volatility;
•the U.S. economy and the demand for oil and natural gas;

•	low U.S. oil and natural gas prices that could adversely affect our U.S. drilling services, barge rig and U.S. rental tools services businesses;
•worldwide demand for oil;

•	imposition of trade restrictions, including additional economic sanctions and export/re-export controls affecting our business operations in Russia;
•unanticipated operating hazards and uninsured risks;
•political instability, terrorism or war;

•	governmental regulations, including changes in accounting rules or tax laws that adversely affect the cost of doing business or our ability to remit funds to the U.S.;
•changes in the tax laws that would allow double taxation on foreign sourced income;
•the outcome of investigations into possible violations of laws;
•adverse environmental events;
•adverse weather conditions;
•global health concerns;
•changes in the concentration of customer and supplier relationships;
•ability of our customers and suppliers to obtain financing for their operations;
•unexpected cost increases for new construction and upgrade and refurbishment projects;

•	delays in obtaining components for capital projects and in ongoing operational maintenance and equipment certifications;
•shortages of skilled labor;
•unanticipated cancellation of contracts by customers or operators;
•breakdown of equipment;

•	other operational challenges including our ability to effectively reactivate stacked rigs and delays in start-up or commissioning of rigs;

•	inability to obtain, or delays in obtaining, licenses and permits necessary to operate, move or transport our rigs, rig components, rental tools and related equipment;
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

Overview and Outlook

Executive Overview
Since the second quarter of 2014, we have experienced significant declines in our U.S. markets for rental tools and barge drilling services following the sharp drop in oil prices in late 2014. As a result, in our Rental Tools segment, our U.S. tubular goods utilization index declined to 51.7 for the 2015 second quarter, from 91.2 for the 2014 second quarter; and in our U.S. (Lower 48) Drilling segment, our barge rig fleet utilization declined to 14 percent for the 2015 second quarter, from 90 percent for the 2014 second quarter.
While we reported lower rig fleet utilization in our International & Alaska Drilling segment, compared with the prior year’s second quarter, we benefited from growth in our international O&M (operations and maintenance) and project services, including the addition of a two-rig extended reach drilling project and a procurement and project management services contract.
Cost reductions throughout the business tempered the impact of the reduced rental tools and drilling activity.
Executive Outlook
We believe overall energy market conditions will remain at low levels for the remainder of the year, which will impact demand for our products and services. We expect our Rental Tools Services business to continue to be impacted by the severe downturn in U.S. land and shallow water offshore drilling markets, with lower utilization and continued price pressure. Rental tools activity in international markets is expected to be less impacted than the U.S. Despite the challenging market environment for pricing and demand, we expect gross margins for our international rental tools business to be better in 2015 as compared to 2014. Similarly, we expect our Drilling Services business will continue to be impacted by the sharp decline in U.S. drilling, due to continued low barge rig fleet utilization at current commodity prices. We expect this to be tempered by more resilient activity in our International & Alaska Drilling segment. While we have international rigs that have come off contract in recent months, resulting in lower utilization, we expect steady activity from international O&M services and our drilling operations in Alaska.
In response to market conditions, we are focused on lowering our cost base, sustaining our utilization, managing our cash and liquidity, and preserving our ability to respond when conditions improve. We are prepared to make further adjustments to our business to address changing market conditions and take advantage of opportunities as they occur.

Results of Operations
Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. Effective with the first quarter of 2015, we aligned our reportable segments with our two core business lines and our current internal organizational structure. We report our Rental Tools Services business as one reportable segment (Rental Tools) and report our Drilling Services business as two reportable segments: (1) U.S. (Lower 48) Drilling and (2) International & Alaska Drilling. We eliminate inter-segment revenue and expenses.
We analyze financial results for each of our reportable segments. The reportable segments presented are consistent with our reportable segments discussed in Note 6 of our condensed consolidated financial statements.
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
Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
Revenues of $185.9 million for the three months ended June 30, 2015 decreased $68.3 million, or 26.9 percent, compared with $254.2 million for the three months ended June 30, 2014. Operating gross margin decreased $39.5 million, or 90.8 percent, to $4.0 million, for the three months ended June 30, 2015 compared with $43.5 million for the three months ended June 30, 2014.
    The following is an analysis of our operating results for the comparable periods by reportable segment:

	Three Months Ended June 30,
Dollars in Thousands	2015		2014
Revenues:
Drilling Services:
U.S. (Lower 48) Drilling	$6,848	4%	$46,085	18%
International & Alaska Drilling	114,969	62%	120,980	48%
Total Drilling Services	121,817	66%	167,065	66%
Rental Tools	64,124	34%	87,169	34%
Total revenues	185,941	100%	254,234	100%
Operating gross margin excluding depreciation and amortization:
Drilling Services:
U.S. (Lower 48) Drilling	(1,981)	n/a	22,822	50%
International & Alaska Drilling	22,640	20%	23,516	19%
Total Drilling Services	20,659	17%	46,338	28%
Rental Tools	21,713	34%	33,327	38%
Total operating gross margin excluding depreciation and amortization	42,372	23%	79,665	31%
Depreciation and amortization	(38,351)		(36,180)
Total operating gross margin	4,021		43,485
General and administrative expense	(9,511)		(7,007)
Provision for Reduction in Carrying Value of Certain Assets	(2,316)		—
Gain (loss) on disposition of assets, net	(138)		1,019
Total operating income (loss)	$(7,944)		$37,497

Operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	U.S. (Lower 48) Drilling	International & Alaska Drilling	Rental Tools	Total
Three Months Ended June 30, 2015
Operating gross margin (1)	$(7,552)	$6,844	$4,729	$4,021
Depreciation and amortization	5,571	15,796	16,984	38,351
Operating gross margin excluding depreciation and amortization	$(1,981)	$22,640	$21,713	$42,372
Three Months Ended June 30, 2014
Operating gross margin (1)	$17,808	$7,913	$17,764	$43,485
Depreciation and amortization	5,014	15,603	15,563	36,180
Operating gross margin excluding depreciation and amortization	$22,822	$23,516	$33,327	$79,665

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
The following table presents our average utilization rates and rigs available for service for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015	2014
U.S. (Lower 48) Drilling
Rigs available for service (1)	13.0	11.5
Utilization rate of rigs available for service (2)	14%	90%
International & Alaska Drilling
Eastern Hemisphere
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	69%	76%
Latin America Region
Rigs available for service (1)	9.0	9.0
Utilization rate of rigs available for service (2)	41%	72%
Alaska
Rigs available for service (1)	2.0	2.0
Utilization rate of rigs available for service (2)	100%	100%
Total International & Alaska Drilling
Rigs available for service (1)	24.0	24.0
Utilization rate of rigs available for service (2)	61%	76%

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

Drilling Services Business Line
U.S. (Lower 48) Drilling
U.S. (Lower 48) Drilling segment revenues decreased $39.3 million, or 85.2 percent, to $6.8 million for the second quarter of 2015 compared with $46.1 million for the second quarter of 2014. The decrease in revenues was due to lower utilization and a decline in average dayrates for the barge drilling fleet resulting from substantial reductions in drilling activity by operators in the inland waters of the Gulf of Mexico (GOM) associated with lower oil prices.
U.S. (Lower 48) Drilling segment's operating gross margin excluding depreciation and amortization decreased $24.8 million, or 108.8 percent, to a loss of $2.0 million for the second quarter of 2015 compared with $22.8 million for the second quarter of 2014. The decrease was primarily due to the decline in utilization and average dayrates discussed above.
International & Alaska Drilling
International & Alaska Drilling segment revenues decreased $6.0 million, or 5.0 percent, to $115.0 million for the second quarter of 2015 compared with $121.0 million for the second quarter of 2014. The decrease in segment revenues was driven by reduced utilization in our Latin America region primarily due to low commodity prices, the completion of an O&M project in Papua New Guinea in May 2014, and reduced dayrates for our Sakhalin Island drilling operations as the rig has been on a reduced standby rate since November 2014. In addition, we experienced declines in revenues associated with our project services activities. The decrease in revenues was partially offset by increased dayrates driven by additional personnel and higher reimbursable expenses for our Sakhalin Island O&M operations, as well as a two-rig O&M contract in Abu Dhabi that commenced during the 2015 first quarter. Approximately $27.6 million and $19.3 million of total segment revenues were attributable to reimbursable costs for the three month periods ended June 30, 2015 and 2014, respectively, which increased revenues, but had minimal impact on operating margins.
International & Alaska Drilling operating gross margin excluding depreciation and amortization decreased $0.9 million, or 3.8 percent, to $22.6 million for the second quarter of 2015 compared with $23.5 million for the second quarter of 2014. The decrease in operating gross margin excluding depreciation and amortization was primarily due to lower utilization in our Latin America region and reduced dayrates for our Sakhalin Island drilling operations described above. The decrease was substantially offset by an increase in our O&M activity and the benefit of higher margins associated with our project services activities described above.
Rental Tools Services Business Line
Rental Tools segment revenues decreased $23.1 million, or 26.5 percent, to $64.1 million for the second quarter of 2015 compared with $87.2 million for the second quarter of 2014. The decrease was primarily driven by a decline in utilization resulting from customer initiated cutbacks brought on by the downturn in U.S. drilling activity.
Rental Tools segment operating gross margin excluding depreciation and amortization decreased $11.6 million, or 34.8 percent, to $21.7 million in the second quarter of 2015 compared with $33.3 million for the second quarter of 2014. The decrease in operating gross margin excluding depreciation and amortization is primarily due to a decrease in our U.S. operations driven by a decline in market opportunities in U.S. land markets resulting from customer cutbacks discussed above, offset in part by an increase in margin for our international operations driven by reductions in operating costs.
Other Financial Data
General and administrative expense
General and administration expense increased $2.5 million to $9.5 million for the second quarter of 2015 compared with $7.0 million for the second quarter of 2014. General and administrative expense in the second quarter of 2014 benefited from a $1.5 million reimbursement received from an escrow account related to the ITS acquisition.
Provision for reduction in carrying value of certain assets
During the second quarter of 2015, we recorded a $2.3 million provision for reduction in carrying value related to certain international rental tools and drilling rigs. Management concluded that due to changing market conditions the rigs were no longer marketable and the carrying value of the rigs and equipment was no longer recoverable.

Gain/loss on disposition of assets
Net losses recognized on asset dispositions were $0.1 million during the second quarter of 2015 compared with net gains of $1.0 million during the second quarter of 2014. Activity in both periods included the result of asset sales. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Interest income and expense
Interest expense increased $0.8 million to $11.4 million for the second quarter of 2015 compared with $10.6 million for the second quarter of 2014. The 2014 second quarter included capitalized interest on the second phase of our enterprise resource planning system, which was implemented during the 2015 first quarter. Additionally, during the 2015 first quarter, we increased the revolving credit capacity under our 2015 Secured Credit Agreement from $80 million to $200 million which resulted in higher fees on the unused portion of the Revolver. Interest income during the 2015 and 2014 second quarters was nominal.
Loss on extinguishment of debt
There were no debt extinguishment costs incurred during the three months ended June 30, 2015, compared with a loss on extinguishment of debt of $0.5 million during the three months ended June 30, 2014, resulting from the January 2014 tender and consent solicitation with respect to the 9.125% Notes.
Other income and expense
We incurred $1.5 million of other expense for the second quarter of 2015 compared with $1.0 million of other income for the second quarter of 2014. Other expense for the second quarter of 2015 was primarily driven by losses related to foreign currency fluctuations and a loss on divestiture of our controlling interest in a consolidated joint venture. Other income for the second quarter of 2014 was primarily related to earnings from our investment in an unconsolidated subsidiary that was acquired as part of the ITS Acquisition.
Income tax expense (benefit)
During the second quarter of 2015 we had an income tax benefit of $6.9 million compared to an expense of $11.7 million for the second quarter of 2014. The current period income tax benefit is primarily due to a pre-tax loss in the second quarter of 2015 compared with pre-tax earnings for the second quarter of 2014.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
Revenues of $390.0 million for the six months ended June 30, 2015 decreased $93.5 million, or 19.3 percent, compared with $483.5 million for the six months ended June 30, 2014. Operating gross margin decreased $44.0 million, or 60.9 percent, to $28.3 million, for the six months ended June 30, 2015 compared with $72.3 million for the six months ended June 30, 2014.
    The following is an analysis of our operating results for the comparable periods by reportable segment:

	Six Months Ended June 30,
Dollars in Thousands	2015		2014
Revenues:
Drilling Services:
U.S. (Lower 48) Drilling	$20,945	5%	$81,872	17%
International & Alaska Drilling	228,890	59%	233,910	48%
Total Drilling Services	249,835	64%	315,782	65%
Rental Tools	140,182	36%	167,677	35%
Total revenues	390,017	100%	483,459	100%
Operating gross margin excluding depreciation and amortization:
Drilling Services:
U.S. (Lower 48) Drilling	(1,866)	n/a	35,614	44%
International & Alaska Drilling	58,032	25%	45,172	19%
Total Drilling Services	56,166	23%	80,786	26%
Rental Tools	51,012	36%	62,079	37%
Total operating gross margin excluding depreciation and amortization	107,178	28%	142,865	30%
Depreciation and amortization	(78,890)		(70,517)
Total operating gross margin	28,288		72,348
General and administrative expense	(20,348)		(15,971)
Provision for Reduction in Carrying Value of Certain Assets	(2,316)		—
Gain (loss) on disposition of assets, net	2,303		890
Total operating income	$7,927		$57,267
Operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	U.S. (Lower 48) Drilling	International & Alaska Drilling	Rental Tools	Total
Six Months Ended June 30, 2015
Operating gross margin (1)	$(13,274)	$24,208	$17,354	$28,288
Depreciation and amortization	11,408	33,824	33,658	78,890
Operating gross margin excluding depreciation and amortization	$(1,866)	$58,032	$51,012	$107,178
Six Months Ended June 30, 2014
Operating gross margin (1)	$26,548	$14,689	$31,111	$72,348
Depreciation and amortization	9,066	30,483	30,968	70,517
Operating gross margin excluding depreciation and amortization	$35,614	$45,172	$62,079	$142,865

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

The following table presents our average utilization rates and rigs available for service for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
U.S. (Lower 48) Drilling
Rigs available for service (1)	13.0	11.5
Utilization rate of rigs available for service (2)	17%	83%
International & Alaska Drilling
Eastern Hemisphere
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	76%	76%
Latin America Region
Rigs available for service (1)	9.0	9.0
Utilization rate of rigs available for service (2)	43%	70%
Alaska
Rigs available for service (1)	2.0	2.0
Utilization rate of rigs available for service (2)	100%	100%
Total International & Alaska Drilling
Rigs available for service (1)	24.0	24.0
Utilization rate of rigs available for service (2)	66%	76%

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

Drilling Services Business Line
U.S. (Lower 48) Drilling
U.S. (Lower 48) Drilling segment revenues decreased $61.0 million, or 74.5 percent, to $20.9 million for the six months ended June 30, 2015 compared with $81.9 million for the six months ended June 30, 2014. The decrease in revenues was due to lower utilization and a decline in average dayrates for the barge drilling fleet resulting from substantial reductions in drilling activity by operators in the inland waters of the GOM resulting from lower oil prices.
U.S. (Lower 48) Drilling segment's operating gross margin excluding depreciation and amortization decreased $37.5 million, or 105.3 percent, to a loss of $1.9 million for the six months ended June 30, 2015 compared with $35.6 million for the six months ended June 30, 2014. The decrease was primarily due to the decline in utilization and average dayrates discussed above.
International & Alaska Drilling
International & Alaska Drilling segment revenues decreased $5.0 million, or 2.1 percent, to $228.9 million for the six months ended June 30, 2015 compared with $233.9 million for the six months ended June 30, 2014. The decrease in segment revenues was driven by reduced utilization in our Latin America region primarily due to low commodity prices, the completion of an O&M project in Papua New Guinea in May 2014, and reduced dayrates for our Sakhalin Island drilling operations as the rig has been on a reduced standby rate since November 2014. In addition, we experienced declines in revenue associated with our project services activities. The decrease in revenues was partially offset by increased dayrates driven by additional personnel and higher reimbursable expenses for our Sakhalin Island O&M operations, as well as a two-rig O&M contract in Abu Dhabi that commenced during the 2015 first quarter. Approximately $46.5 million and $33.5 million of total segment revenues were attributable to reimbursable costs for the six months ended June 30, 2015 and 2014, respectively, which increased revenues, but had minimal impact on operating margins.
International & Alaska Drilling operating gross margin excluding depreciation and amortization increased $12.8 million, or 28.3 percent, to $58.0 million for the six months ended June 30, 2015 compared with $45.2 million for the six months ended June 30, 2014. The increase in operating gross margin excluding depreciation and amortization was primarily due an increase in our O&M activity and the benefit of higher margins associated with our project services activities described above. This increase was partially offset by lower utilization in our Latin America region and reduced dayrates for our Sakhalin Island drilling operations described above.
Rental Tools Services Business Line
Rental Tools segment revenues decreased $27.5 million, or 16.4 percent, to $140.2 million for the six months ended June 30, 2015 compared with $167.7 million for the six months ended June 30, 2014. The decrease was primarily due to a decrease in our U.S. revenues driven by a decline in utilization resulting from customer initiated cutbacks brought on by the downturn in U.S. drilling activity.
Rental Tools segment operating gross margin excluding depreciation and amortization decreased $11.1 million, or 17.9 percent, to $51.0 million in the six months ended June 30, 2015 compared with $62.1 million for the six months ended June 30, 2014. The decrease in operating gross margin excluding depreciation and amortization is primarily due to a decrease for our U.S. operations primarily driven by a decline in market opportunities in U.S. land markets resulting from customer cutbacks discussed above, offset by an increase in margin for our international operations driven by reductions in operating costs.
Other Financial Data
General and administrative expense
General and administration expense increased $4.3 million to $20.3 million for the six months ended June 30, 2015 compared with $16.0 million for the six months ended June 30, 2014. The increase is primarily driven by increased expenses as we implemented the second phase of our new enterprise resource planning system in 2015. Additionally, general and administrative expense in the six months ended June 30, 2014 benefited from a $1.5 million reimbursement received from an escrow account related to the ITS acquisition.
Provision for reduction in carrying value of certain assets
During the six months ended June 30, 2015, we recorded a $2.3 million provision for reduction in carrying value related to certain international rental tools and drilling rigs. Management concluded that due to changing market conditions the rigs were no longer marketable and the carrying value of the rigs and equipment was no longer recoverable.
Gain/loss on disposition of assets
Net gains recognized on asset dispositions were $2.3 million during the six months ended June 30, 2015 compared with $0.9 million during the six months ended June 30, 2014. During the 2015 first quarter we received an insurance settlement related to previously realized asset losses. Activity in both periods included the result of asset sales. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Interest income and expense
Interest expense decreased $0.1 million to $22.5 million for the six months ended June 30, 2015 compared with $22.6 million for the six months ended June 30, 2014. Debt-related interest expense has decreased for the six months ended June 30, 2015 resulting from lower interest rates and a decreased total amount of outstanding debt, as well as a lower amount of capitalized interest in 2015. This decline was offset by higher fees on the unused portion of the 2015 Revolver due to our increased revolving credit capacity under our 2015 Secured Credit Agreement from $80 million to $200 million in the first quarter of 2015. Interest income during the six months ended June 30, 2015 and 2014 was nominal.

Loss on extinguishment of debt
There were no debt extinguishment costs incurred during the six months ended June 30, 2015, compared with a loss on extinguishment of debt of $30.2 million during the six months ended June 30, 2014, resulting from the January 2014 tender and consent solicitation with respect to the 9.125% Notes.
Other income and expense
We incurred $2.9 million of other expense for the six months ended June 30, 2015 compared with $1.9 million of other income for the six months ended June 30, 2014. Other expense for the six months ended June 30, 2015 was primarily driven by losses related to foreign currency fluctuations and a loss on divestiture of our controlling interest in a consolidated joint venture. Other income for the six months ended June 30, 2014 was primarily related to earnings from our investment in an unconsolidated subsidiary that was acquired as part of the ITS Acquisition.
Income tax expense (benefit)
During the six months ended June 30, 2015 we had an income tax benefit of $7.1 million compared to an income tax expense of $3.1 million for the six months ended June 30, 2014. The current period income tax benefit is primarily due to a pre-tax loss during the six months ended June 30, 2015 compared with pre-tax earnings for the six months ended June 30, 2014.
LIQUIDITY AND CAPITAL RESOURCES
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of expansion plans, debt service requirements, and other operational cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. When determined necessary we may seek to raise additional capital in the future. We expect that for the foreseeable future, cash on hand and cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the working capital necessary to support our strategy, and fund planned capital expenditures. We also have access to cash through the 2015 Revolver, subject to our compliance with the covenants contained in the 2015 Secured Credit Agreement. We do not pay dividends to our shareholders.
The following table provides a summary of our total liquidity:

June 30, 2015
Dollars in thousands
Cash and cash equivalents on hand	$116,943
Availability under 2015 Revolver (1), (2)	187,246
Total liquidity	$304,189
(1) Availability under the 2015 Revolver included $200 million undrawn portion of our 2015 Revolver less $12.8 million of letters of credit outstanding.
(2) In order to access the 2015 Revolver, we must be in compliance with the covenants set forth in the 2015 Secured Credit Agreement.
Cash Flows
The following table provides a summary of our cash flow activity:

	Six Months Ended June 30, 2015
Dollars in thousands	2015	2014
Operating Activities	$103,093	$103,573
Investing Activities	(62,248)	(102,842)
Financing Activities	(32,358)	(62,974)
Net change in cash and cash equivalents	$8,487	$(62,243)

Operating Activities
As of June 30, 2015, we had cash and cash equivalents of $116.9 million, an increase of $8.5 million from December 31, 2014. Cash flows from operating activities for the six months ended June 30, 2015 were an inflow of $103.1 million, compared with an inflow of $103.6 million for the 2014 comparable period. Changes in working capital were a source of cash of $45.9 million for the six months ended June 30, 2015 compared to a use of cash of $41.0 thousand for the six months ended June 30, 2014. Over the past few years we have reinvested a substantial portion of our operating cash flows to enhance our fleet of drilling rigs and our rental tools equipment inventory. It is our long term intention to utilize our operating cash flows to finance further investments into our rental tools inventories and rig purchases or upgrades, as well as other strategic investments aligned with our strategies; however, given the decline in demand in the current oil and natural gas services market, our short-term focus is to preserve liquidity by managing our costs. Operating cash flows for the six months ended June 30, 2014 were also impacted by the loss on debt extinguishment, as well as the ITS Acquisition which resulted in increased receivables, inventory, and accounts payable. Changes in cash from operating activities for both periods were also impacted by non-cash charges such as depreciation expense, deferred tax benefit, and stock compensation expense.
Investing Activities
Cash flows used in investing activities were $62.2 million for the six months ended June 30, 2015 compared with $102.8 million for the 2014 comparable period. Our primary use of cash during the six months ended June 30, 2015 and 2014 was $54.6 million and $106.2 million, respectively, for capital expenditures. Capital expenditures in each period were primarily for tubular and other products for our Rental Tools Services business and rig-related enhancements and maintenance. In addition, during the six months ended June 30, 2015 we had a use of cash of $10.4 million, net of cash acquired for the 2M-Tek Acquisition. During the six months ended June 30, 2014, we had a use of cash of $12.3 million related to the acquisition of a 1500 horsepower posted barge rig for our Gulf of Mexico drilling fleet.
Financing Activities
Cash flows used in financing activities were $32.4 million for the six months ended June 30, 2015, primarily driven by the repayment of the $30.0 million term loan in the first quarter of 2015. Cash flows used in financing activities were $63.0 million for the 2014 comparable period, primarily related to the repayment of $425.0 million of our 9.125% Notes, payment of $25.8 million of related tender and consent premiums, and payment of debt issuance costs of $7.4 million. Cash provided by financing activities for the six months ended June 30, 2014 included proceeds of $360.0 million from issuance of our 6.75% Notes and reborrowing of a $40.0 million Term Loan under our 2012 Secured Credit Agreement.
Long-Term Debt Summary
Our principal amount of long-term debt, including current portion, was $585.0 million as of June 30, 2015 which consisted of:
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
The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the Second Amended and Restated Senior Secured Credit Agreement (2015 Secured Credit Agreement) and our 7.50% Senior Notes due 2020 (7.50% Notes, and collectively with the 6.75% Notes, the Senior Notes). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($6.6 million net of amortization as of June 30, 2015) are being amortized over the term of the notes using the effective interest rate method.

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
The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($4.3 million, net of amortization as of June 30, 2015) are being amortized over the term of the notes using the effective interest rate method.
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

2015 Secured Credit Agreement
On January 26, 2015 we entered into the 2015 Secured Credit Agreement, which amended and restated the 2012 Secured Credit Agreement. The 2015 Secured Credit Agreement is comprised of a $200.0 million revolving credit facility (2015 Revolver) and matures on January 26, 2020. At the closing of the 2015 Secured Credit Agreement, we repaid the outstanding $30.0 million of Term Loan borrowings under the 2012 Secured Credit Agreement with a $30.0 million draw under the 2015 Revolver. We incurred debt issuance costs related to the 2015 Secured Credit Agreement of approximately $1.4 million and had approximately $0.8 million of remaining debt issuance costs for the 2012 Secured Credit agreement. The total debt issuance costs of $2.2 million ($2.0 million, net of amortization as of June 30, 2015) are being amortized over the term of the 2015 Secured Credit Agreement on a straight line basis. On June 1, 2015, we executed the first amendment to the 2015 Secured Credit Agreement in order to amend certain provisions of the 2015 Secured Credit Agreement regarding the definition of “Change of Control”.
Our obligations under the 2015 Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, and rental equipment of the Company and its subsidiary guarantors. The 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness, liens, restrictions on entry into certain affiliate transactions and payments (including payment of dividends) and maintenance of certain ratios and coverage tests (including a minimum asset coverage ratio of 1.25:1.00 at each quarter end). We were in compliance with all such covenants as of June 30, 2015.
Our 2015 Revolver is available for general corporate purposes and to support letters of credit. Interest on 2015 Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. The Applicable Rate ranges from 2.50 percent to 3.00 percent per annum for LIBOR rate loans and from 1.50 percent to 2.00 percent per annum for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the 2015 Secured Credit Agreement). Revolving loans are available subject to a quarterly Asset Coverage Ratio calculation based on the Orderly Liquidation Value of certain specified rigs including barge rigs in the GOM and land rigs in Alaska, and rental equipment of the Company and its subsidiary guarantors and a percentage of eligible domestic accounts receivable. The $30.0 million draw at the closing of the 2015 Secured Credit Agreement was repaid in full during the first quarter of 2015 with cash on-hand. Letters of credit outstanding against the 2015 Revolver as of June 30, 2015 totaled $12.8 million.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, see Note 11, “Commitments and Contingencies,” in Item 1 of Part I of this quarterly report on Form 10-Q, which information is incorporated into this item by reference.
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
First Amendment to Second Amended and Restated Credit Agreement, dated June 1, 2015, among Parker Drilling Company as Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, Barclays Bank PLC, as Documentation Agent, and the other lenders and L/C issuers from time to time party thereto.

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

PARKER DRILLING COMPANY

Date:	August 6, 2015	By:	/s/ Gary G. Rich
Gary G. Rich Chairman, President and Chief Executive Officer

		By:	/s/ Christopher T. Weber
Christopher T. Weber Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	—	Restated Certificate of Incorporation of the Company, as amended on May 16, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

3.2	—	By-laws of Parker Drilling Company, as amended and restated as of July 31, 2014 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 1, 2014).

10.1	—
First Amendment to Second Amended and Restated Credit Agreement, dated June 1, 2015, among Parker Drilling Company as Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, Barclays Bank PLC, as Documentation Agent, and the other lenders and L/C issuers from time to time party thereto.

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