Form 10-K
period 2015-12-31
PARKER DRILLING CO /DE/
filed 2016-02-25
CIK 76321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(MARK ONE)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2015
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of our common stock held by non-affiliates on June 30, 2015 was $395.3 million. At February 19, 2016, there were 123,205,725 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for the Annual Meeting of Shareholders to be held on May 10, 2016 are incorporated by reference in Part III.

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
We are an international provider of contract drilling and drilling-related services and rental tools. We have operated in over 50 countries since beginning operations in 1934, making us among the most geographically experienced drilling contractors and rental tools providers in the world. We currently have operations in 21 countries. Parker has set numerous world records for deep and extended-reach drilling land rigs and is an industry leader in quality, health, safety and environmental practices.
Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. We report our Rental Tools Services business as one reportable segment (Rental Tools) and report our Drilling Services business as two reportable segments: (1) U.S. (Lower 48) Drilling and (2) International & Alaska Drilling. For information regarding our reportable segments and operations by geographic areas for the years ended December 31, 2015, 2014 and 2013, see Note 12 - Reportable Segments in Item 8. Financial Statements and Supplementary Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our Drilling Services Business
In our Drilling Services business, we drill oil and gas wells for customers in both the U.S. and international markets. We provide this service with both Company-owned rigs and customer-owned rigs. We refer to the provision of drilling services with customer owned rigs as our operations and maintenance (O&M) service in which operators own their own drilling rigs but choose Parker Drilling to operate and maintain the rigs for them. The nature and scope of activities involved in drilling an oil and gas well is similar whether it is drilled with a Company-owned rig (as part of a traditional drilling contract) or a customer-owned rig (as part of an O&M contract). In addition, we provide project related services, such as engineering, procurement, project management and commissioning of customer owned drilling facility projects. We have extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas.
U.S. (Lower 48) Drilling
Our U.S. (Lower 48) Drilling segment provides drilling services with our Gulf of Mexico (GOM) barge drilling rig fleet and through U.S. (Lower 48) based O&M services. Our GOM barge drilling fleet operates barge rigs that drill for oil and natural gas in shallow waters in and along the inland waterways and coasts of Louisiana, Alabama and Texas. The majority of these wells are drilled in shallow water depths ranging from 6 to 12 feet. Our rigs are all equipped for zero-discharge operations and based on the diversity of our fleet, our rigs are suitable for a variety of drilling programs from inland coastal waters, requiring shallow draft barges, to open water drilling on both state and federal water projects requiring more robust hull depth capabilities. The barge drilling industry in the GOM is characterized by cyclical activity where utilization and dayrates are typically driven by oil and gas prices and our customers’ access to project financing. Contract terms tend to be well-to-well or multi-well programs, most commonly ranging from 45 to 150 days.
International & Alaska Drilling
Our International & Alaska Drilling segment provides drilling services, with Company-owned rigs as well as through O&M contracts, and project related services. We strive to deploy our fleet of Parker-owned rigs in markets where we expect to have opportunities to keep the rigs consistently utilized and build a sufficient presence to achieve efficient operating scale. During the year ended December 31, 2015, we had rigs operating in Mexico, Colombia, Guatemala, Kazakhstan, Papua New Guinea, Indonesia, the Kurdistan Region of Iraq, Sakhalin Island, Russia, and Alaska. In addition, we have O&M and ongoing project related services for customer-owned rigs in Abu Dhabi, Sakhalin Island, Russia and Kuwait.
The drilling markets in which this segment operates have one or more of the following characteristics:

•	customers that typically are major, independent or national oil and natural gas companies or integrated service providers;

•	drilling programs in remote locations with little infrastructure requiring a large inventory of spare parts and other ancillary equipment and self-supported service capabilities;

•
complex wells and/or harsh environments (such as high pressures, deep depths, hazardous or geologically challenging conditions and sensitive environments) requiring specialized equipment and considerable experience to drill; and

•	drilling and O&M contracts that generally cover periods of one year or more.
Our Rental Tools Services Business
In our Rental Tools Services business, we provide premium rental equipment and services to exploration and production (E&P) companies, drilling contractors and service companies on land and offshore in the United States (U.S.) and select international markets. Tools we provide include standard and heavy-weight drill pipe, all of which are available with standard or high-torque connections, tubing, pressure control equipment, including blow-out preventers (BOPs), drill collars and more. We also provide well construction services, which include tubular running services and downhole tools, and well intervention services, which include whipstock, fishing products and related services, as well as inspection and machine shop support.
Our U.S. rental tools business is headquartered in New Iberia, Louisiana and our international rental tools business is headquartered in Dubai, United Arab Emirates (UAE). We maintain an inventory of rental tools and provide services to our customers on land and offshore from facilities in Louisiana, Texas, Oklahoma, Wyoming, North Dakota and West Virginia, as well as in the Middle East, Latin America, United Kingdom, Europe, and Asia-Pacific regions.
Our largest single market for rental tools is U.S. land drilling, a cyclical market driven primarily by oil and gas prices and our customers' access to project financing. A portion of our U.S. rental tools business is supplying tubular goods and other equipment to offshore GOM customers. Generally, rental tools are used for only a portion of a well drilling program and are requested by the customer when they are needed, requiring us to keep a broad inventory of rental tools in stock. Rental tools are usually rented on a daily or monthly basis.
On April 22, 2013, we completed the acquisition of International Tubular Services Limited (ITS) and related assets (collectively, the ITS Acquisition). On April 17, 2015, we acquired 2M-Tek, a Louisiana-based manufacturer of equipment for tubular running and related well services (the 2M-Tek Acquisition). See Note 2 - Acquisitions in Item 8. Financial Statements and Supplementary Data for further discussion.
Our Business Strategy
We intend to successfully compete in select energy services businesses that benefit our customers’ exploration, appraisal and development programs, and in which operational execution is the key measure of success. We will do this by:

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
Our Core Competencies
We believe our core competencies are the foundation for delivering operational excellence to our customers. Applying and strengthening these core competencies will be a key factor in our success:
Customer Aligned Operational Excellence: Our daily focus is meeting the needs of our customers. We strive to anticipate our customers’ challenges and provide innovative, reliable and efficient solutions to help them achieve their business objectives.
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
Customers and Scope of Operations
Our customer base consists of major, independent and national oil and natural gas E&P companies and integrated service providers. Each of our segments depends on a limited number of key customers and the loss of any one or more key customers could have a material adverse effect on a segment. In 2015, our largest customer, Exxon Neftegas Limited accounted for approximately 27.9 percent of our total revenues. For information regarding our reportable segments and operations by geographic areas for the years ended December 31, 2015, 2014 and 2013, see Note 12 - Reportable Segments in Item 8. Financial Statements and Supplementary Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Competition
We operate in competitive businesses characterized by high capital requirements, rigorous technological challenges, evolving regulatory requirements and challenges in securing and retaining qualified field personnel.
In drilling markets, most contracts are awarded on a competitive bidding basis and operators often consider reliability, efficiency and safety in addition to price. We have been successful in differentiating ourselves from competitors through our drilling performance and safety record, and through providing services that help our customers manage their operating costs and mitigate their operational risks.
In international drilling markets, we compete with a number of international drilling contractors as well as local contractors. Although local drilling contractors often have lower labor and mobilization costs, we are generally able to distinguish ourselves from these companies based on our technical expertise, safety performance, quality of service, and experience. We believe our expertise in operating in challenging environments has been a significant factor in securing contracts. In the GOM barge drilling market, we compete with a small number of contractors. We have the largest number and greatest diversity of rigs available in this market, allowing us to provide equipment and services that are well-matched to customers’ requirements. We believe the market for drilling contracts will continue to be competitive with continued focus on reliability, efficiency and safety, in addition to price.
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
Contracts
Most drilling contracts are awarded based on competitive bidding. The rates specified in drilling contracts vary depending upon the type of rig employed, equipment and services supplied, geographic location, term of the contract, competitive conditions and other variables. Our contracts generally provide for an operating dayrate during drilling operations, with lower rates for periods of equipment downtime, customer stoppage, adverse weather or other conditions, and no payment when certain conditions continue beyond contractually established parameters. When a rig mobilizes to or demobilizes from an operating area, the contract typically provides for a different dayrate or specified fixed payments during mobilization or demobilization. The terms of most of our contracts are based on either a specified period of time or the time required to drill a specified number of wells. The contract term in some instances may be extended by the customer exercising options for an additional time period or for the drilling of additional wells, or by exercising a right of first refusal. Most of our contracts allow termination by the customer prior to the end of the term without penalty under certain circumstances, such as the loss of or major damage to the drilling unit or other events that cause the suspension of drilling operations beyond a specified period of time. See “Certain of our contracts are subject to cancellation by our customers without penalty and with little or no notice.” in Item 1A. Risk Factors. Certain contracts require the customer to pay an early termination fee if the customer terminates a contract before the end of the term without cause. Our project services contracts include engineering, procurement, and project management consulting, for which we are compensated through labor rates and cost plus markup basis for non-labor items.
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
Backlog
Backlog is our estimate of the dollar amount of revenues we expect to realize in the future as a result of executing awarded contracts. The Company's backlog of firm orders was approximately $291 million at December 31, 2015 and $674 million at December 31, 2014 and is primarily attributable to the International & Alaska segment of our Drilling Services business. We estimate that, as of December 31, 2015, 68.0 percent of our backlog will be recognized as revenues within one year.
The amount of actual revenues earned and the actual periods during which revenues are earned could be different from amounts disclosed in our backlog calculations due to a lack of predictability of various factors, including unscheduled repairs, maintenance requirements, weather delays, contract terminations or renegotiations, new contracts and other factors. See "Our backlog of contracted revenue may not be fully realized and may reduce significantly in the future, which may have a material adverse effect on our financial position, results of operations or cash flows." in Item 1A. Risk Factors.
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
Our contracts provide for varying levels of indemnification between ourselves and our customers.  We maintain insurance with respect to personal injuries, damage to or loss of equipment and various other business risks, including well control and subsurface risk.  Our insurance policies typically have 12-month policy periods.
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
Employees
The following table sets forth the composition of our employee base:

	December 31,
	2015	2014
U.S. (Lower 48) Drilling	160	546
International & Alaska Drilling	1,286	1,571
Rental Tools	942	1,110
Corporate	179	216
Total employees	2,567	3,443
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
Some scientific studies have suggested that emissions of certain gases including carbon dioxide and methane, commonly referred to as “greenhouse gases” (GHGs), may be contributing to the warming of the atmosphere resulting in climate change. There are a variety of legislative and regulatory developments, proposals, requirements, and initiatives that have been introduced in the U.S. and international regions in which we operate that are intended to address concerns that emissions of GHGs are contributing to climate change and these may increase costs of compliance for our drilling services or our customer's operations. Among these developments, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change (UNFCC) established a set of emission targets for GHGs that became binding on all those countries that had ratified it. The Kyoto Protocol was followed by the Paris Agreement of the 2015 UNFCC, which will be open for signing on April 22, 2016 and, under the agreement, ratifying countries may set more ambitious GHG emission targets.
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

Executive Officers
Officers are elected each year by the board of directors following the annual shareholders' meeting for a term of one year or until the election and qualification of their successors. The current executive officers of the Company and their ages, positions with the Company and business experience are presented below:

•
Gary G. Rich, 57, joined the Company in October 2012 as the president and chief executive officer. Mr. Rich also serves as Chairman of the Company’s board of directors. He is an industry veteran with over 30 years of global technical, commercial and operations experience. Mr. Rich came to Parker Drilling after a 25-year career with Baker Hughes Incorporated. Mr. Rich served as vice president of global sales for Baker Hughes from August 2011 to October 2012, and prior to that role, he served as president of that company’s European operations from April 2009 to August 2011. Previously, Mr. Rich was president of Hughes Christensen Company (HCC), a division of Baker Hughes primarily focused on the production and distribution of drilling bits for the petroleum industry.

•
Christopher T. Weber, 43, joined the Company in May 2013 as the senior vice president and chief financial officer. Prior to joining the Company, Mr. Weber served as the vice president and treasurer of Ensco plc., a public offshore drilling company, from 2011 to May 2013. From 2009 to 2011, Mr. Weber served as vice president, operations for Pride International, Inc., prior to which he served as director, corporate planning and development from 2006 to 2009.

•
Jon-Al Duplantier, 48, is the senior vice president, chief administrative officer, general counsel, and secretary of the Company, a position held since 2013. Mr. Duplantier has over 20 years' experience in the oil and gas industry. Mr. Duplantier joined the Company in 2009 as vice president and general counsel. From 1995 to 2009, Mr. Duplantier served in several legal and business roles at ConocoPhillips, including senior counsel – Exploration and Production, vice president and general counsel – Conoco Phillips Indonesia, and vice president and general counsel – Dubai Petroleum Company. Prior to joining ConocoPhillips, he served as a patent attorney for DuPont from 1992 to 1995.

•
David R. Farmer, 54, was appointed the senior vice president, Europe, Middle East, and Asia (EMEA) in early 2014. He joined the Company in 2011 as vice president of operations. Mr. Farmer has over 20 years' experience in the upstream oilfield services business working in executive, engineering, operational, marketing, account management, planning, and general management roles in Europe, the Middle East, North America and South America. From 1991 to 2011, Mr. Farmer served in various positions at Schlumberger, including vice president and global account director – Schlumberger Ltd. The Netherlands, vice president and general manager – Schlumberger Oilfield Service Qatar, and global marketing manager – Schlumberger Drilling & Measurement Division, Houston, Texas. Most recently, Mr. Farmer was responsible for Demand Planning management and the development of long term tactical resource plans for Schlumberger’s Drilling & Measurement division.

•
Philip L. Agnew, 47, has served as the Company's senior vice president and chief technical officer since 2013. He joined the Company in December 2010 as vice president of technical services. Mr. Agnew has more than 20 years' experience in design, construction and project management. From 2003 to 2010, Mr. Agnew held the position of President at Aker MH, Inc., a business unit of Aker Solutions AS. From 1998 to 2003, Mr. Agnew served as Project Manager and then vice president – Project Development at Signal International (previously Friede Goldman Offshore; TDI-Halter LP; Texas Drydock, Inc.). Prior to his career at Signal International, Mr. Agnew served a variety of leadership roles at Schlumberger Sedco Forex International Resources, Interface Consulting International, Inc., and Brown & Root, Inc.

Other Parker Drilling Company Officers

•
Leslie K. Nagy, 41, was appointed principal accounting officer and controller on April 1, 2014. Mrs. Nagy served as director of finance and assistant controller of the Company from December 2012 through March 2014, as assistant controller of the Company from May 2011 to December 2012, and as manager of external reporting and general accounting of the Company from August 2010 to May 2011. Prior to joining Parker Drilling, Mrs. Nagy worked for Ernst & Young LLP from 1997 to 2010.

•
Philip A. Schlom, 51, was named vice president, global compliance and internal audit, effective December 2014. He joined the Company in 2009 as principal accounting officer and controller. From 2008 to 2009, he held the position of vice president and corporate controller for Shared Technologies Inc. From 1997 to 2008, Mr. Schlom held several senior financial positions at Flowserve Corporation, a leading manufacturer of pumps, valves and seals for the energy sector. From 1988 through 1997, Mr. Schlom worked at the public accounting firm PricewaterhouseCoopers LLP.

•
David W. Tucker, 60, treasurer, joined the Company in 1978 as a financial analyst and served in various financial and accounting positions before being named chief financial officer of our formerly wholly-owned subsidiary, Hercules Offshore Corporation, in February 1998. Mr. Tucker was named treasurer of the Company in 1999.

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
Oil and natural gas prices have declined substantially and are expected to remain depressed for the foreseeable future. Sustained depressed prices of oil and natural gas will adversely affect our financial condition, results of operations and cash flows.
Oil and natural gas prices and market expectations regarding potential changes in these prices are volatile and are likely to continue to be volatile in the future. Increases or decreases in oil and natural gas prices and expectations of future prices could have an impact on our customers’ long-term exploration and development activities, which in turn could materially affect our business and financial performance. Furthermore, higher oil and gas prices do not necessarily result immediately in increased drilling activity because our customers’ expectations of future oil and natural gas prices typically drive demand for our drilling services. The oil and natural gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for oilfield services and downward pressure on the prices we charge. A prolonged downturn in the oil and natural gas industry could result in a further reduction in demand for oilfield services and could continue to adversely affect our financial condition, results of operations and cash flows. Oil prices have declined by approximately 70 percent since mid-2014, with WTI crude oil prices trading slightly above $30 per barrel during the 2016 first quarter, in contrast to prices in excess of $100 per barrel in July 2014. Oil and natural gas prices and demand for our services also depend upon numerous factors which are beyond our control, including:

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
Demand for the majority of our services is substantially dependent on the levels of expenditures by the oil and natural gas industry. A substantial or an extended decline in oil and natural gas prices could result in lower expenditures by the oil and natural gas industry, which could have a material adverse effect on our financial condition, results of operations and cash flows.
Demand for the majority of our services depends substantially on the level of expenditures for the exploration, development and production of oil or natural gas reserves by the major, independent and national oil and natural gas E&P companies and large integrated service companies that comprise our customer base. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Declines in oil and natural gas prices have and may continue to result in project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us, any of which could continue to have a material adverse effect on our financial condition, results of operations and cash flows. Historically, when drilling activity and spending decline, utilization and dayrates also decline and drilling may be reduced or discontinued, resulting in an oversupply of drilling rigs. The recent decrease in oil prices has in turn caused a significant decline in the demand for drilling services. The rig utilization rate of our International & Alaska Drilling segment has fallen from 72 percent for the year ended December 31, 2014 to 59 percent as for the year ended December 31, 2015. Similarly, the rig utilization rate of our U.S. (Lower 48) Drilling segment has declined from 72 percent for the year ended December 31, 2014 to 15 percent for the year ended December 31, 2015. Furthermore, operators have implemented significant declines in capital spending in their budgets, including the cancellation or deferral of existing programs, and are expected to continue to operate under reduced budgets for the foreseeable future.
A slowdown in economic activity may result in lower demand for our drilling and drilling related services and rental tools business, and could have a material adverse effect on our business.
A slowdown in economic activity in the United States or abroad could lead to uncertainty in corporate credit availability and capital market access and could reduce worldwide demand for energy and result in lower crude oil and natural gas prices. For example, weakening economic growth in large emerging and developing markets, such as China, and other issues have contributed to increased economic uncertainty and diminished expectations for the global economy. Concerns about global economic conditions have had a significant adverse impact on domestic and international financial markets and commodity prices, including oil and natural gas. Our business depends to a significant extent on the level of international onshore drilling activity and GOM inland and offshore drilling activity for oil and natural gas. Depressed oil and natural gas prices from lower demand as a result of slow or negative economic growth would reduce the level of exploration, development and production activity, all of which could cause our revenues and margins to decline, decrease dayrates and utilization of our rigs and use of our rental tools and limit our future growth prospects. Any significant decrease in dayrates or utilization of our rigs or use of our rental tools could materially reduce our revenues and profitability. In addition, current and potential customers who depend on financing for their drilling projects may be forced to curtail or delay projects and may also experience an inability to pay suppliers and service providers, including us. Likewise, economic conditions in the United States or abroad could impact our vendors’ and suppliers’ ability to meet obligations to provide materials and services in general. All of these factors could have a material adverse effect on our business and financial results.
Our debt levels and debt agreement restrictions may limit our liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities.
As of December 31, 2015, we had:

•	$585.0 million of long-term debt;

•	$36.8 million of operating lease commitments; and

•	$12.5 million of standby letters of credit.
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
Additional financing may not be available on a timely basis or on terms acceptable to us and within the limitations contained in our Second Amended and Restated Credit Agreement (as amended, the 2015 Secured Credit Agreement) and the indentures governing our outstanding 7.50% Senior Notes due 2020 (7.50% Notes) and 6.75% Senior Notes due 2022 (6.75% Notes, and collectively with the 7.50% Notes, the Senior Notes). Failure to obtain additional financing, should the need for it develop, could impair our ability to fund capital expenditure requirements and meet debt service requirements and could have an adverse effect on our business.
Our 2015 Secured Credit Agreement and the indentures for our Senior Notes impose significant operating and financial restrictions, which may prevent us in the future from obtaining financing or capitalizing on business opportunities.
The 2015 Secured Credit Agreement, the amendments thereto, and the indentures governing our Senior Notes impose significant operating and financial restrictions on us. These restrictions limit our ability to:

•	make investments and other restricted payments, including dividends;

•	incur additional indebtedness;

•	create liens;

•	engage in sale leaseback transactions;

•	repurchase our common stock or Senior Notes;

•	sell our assets or consolidate or merge with or into other companies; and

•	engage in transactions with affiliates.
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
As conditions in the oil and gas industry continue to decline, we have engaged in preliminary discussions with our lenders regarding certain covenants and restrictions in the 2015 Secured Credit Agreement. If we become unable to comply with certain of the financial covenants in the 2015 Secured Credit Agreement, we will seek to amend such provisions to remain in compliance. At the same time, our banks may seek to reduce our available credit or impose additional restrictions on our use of funds. If we are unable to negotiate acceptable amendments to the 2015 Secured Credit Agreement, we may breach one or more of these covenants. A breach of any of these existing or potential covenants could result in a default with respect to the related indebtedness.

If a default were to occur, the lenders under our 2015 Secured Credit Agreement and the holders of our Senior Notes could elect to declare the indebtedness, if any outstanding at that time, together with accrued interest, immediately due and payable. If the repayment of the indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness.
Our backlog of contracted revenues may not be fully realized and may reduce significantly in the future, which may have a material adverse effect on our financial position, results of operations or cash flows.
Our expected revenues under existing contracts (“contracted revenues”) may not be fully realized due to a number of factors, including rig or equipment downtime or suspension of operations. Several factors could cause downtime or a suspension of operations, many of which are beyond our control, including:

•	breakdowns of our equipment or the equipment of others necessary for continuation of operations;

•	work stoppages, including labor strikes;

•	shortages of material and skilled labor;

•	severe weather or harsh operating conditions;

•	the occurrence or threat of epidemic or pandemic diseases or any government response to such occurrence or threat;

•	the early termination of contracts; and

•	force majeure events.
Liquidity issues could lead our customers to go into bankruptcy or could encourage our customers to seek to repudiate, cancel or renegotiate our contracts for various reasons. Some of our contracts permit early termination of the contract by the customer for convenience (without cause), generally exercisable upon advance notice to us and in some cases without making an early termination payment to us. There can be no assurances that our customers will be able or willing to fulfill their contractual commitments to us.
The recent decline in oil prices, the perceived risk of a low oil prices for an extended period, and the resulting downward pressure on utilization is causing and may continue to cause some customers to consider early termination of select contracts despite having to pay early termination fees in some cases. In addition, customers may request to re-negotiate the terms of existing contracts. Furthermore, as our existing contracts roll off, we may be unable to secure replacement contracts for our rigs, equipment or services. We have been in discussions with some of our customers regarding these issues. Therefore, revenues recorded in future periods could differ materially from our current contracted revenues, which could have a material adverse effect on our financial position, results of operations or cash flows.
Certain of our contracts are subject to cancellation by our customers without penalty and with little or no notice.
In periods of rapid market downturn similar to the current environment, our customers may not be able to honor the terms of existing contracts, may terminate contracts even where there may be onerous termination fees, or may seek to renegotiate contract dayrates and terms in light of depressed market conditions. Certain of our contracts are subject to cancellation by our customers without penalty and with relatively little or no notice. The recent decline in oil prices, the perceived risk of a further decline in oil prices, and the resulting downward pressure on utilization has caused and may continue to cause some customers to terminate contracts without cause. When drilling market conditions are depressed, a customer may no longer need a rig or rental tools that is currently under contract or may be able to obtain comparable equipment at lower dayrates. Further, due to government actions, a customer may no longer be able to operate in, or it may not be economical to operate in, certain regions. As a result, customers may leverage their termination rights in an effort to renegotiate contract terms.
Our customers may also seek to terminate contracts for cause, such as the loss of or a major damage to the drilling unit or other events that cause the suspension of drilling operations beyond a specified period of time. If we experience operational problems or if our equipment fails to function properly and cannot be repaired promptly, our customers will not be able to engage in drilling operations and may have the right to terminate the contracts. If equipment is not timely delivered to a customer or does not pass acceptance testing, a customer may in certain circumstances have the right to terminate the contract. The payment of a termination fee may not fully compensate us for the loss of the contract. Early termination of a contract may result in a rig or other equipment being idle for an extended period of time. The likelihood that a customer may seek to terminate a contract is increased during periods of market weakness. The cancellation or renegotiation of a number of our contracts could materially reduce our revenues and profitability.
We rely on a small number of customers and the loss of a significant customer could adversely affect us.
A substantial percentage of our revenues are generated from a relatively small number of customers and the loss of a significant customer could adversely affect us. In 2015, our largest customer, Exxon Neftegas Limited accounted for approximately

27.9 percent of our total revenues. Our consolidated results of operations could be adversely affected if any of our significant customers terminate their contracts with us, fail to renew our existing contracts or refuse to award new contracts to us.
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
Contract drilling companies compete primarily on a regional basis, and competition may vary significantly from region to region at any particular time. Many drilling and workover rigs can be moved from one region to another in response to changes in levels of activity, provided market conditions warrant, which may result in an oversupply of rigs in an area. Many competitors construct rigs during periods of high energy prices and, consequently, the number of rigs available in some of the markets in which we operate can exceed the demand for rigs for extended periods of time, resulting in intense price competition. Most drilling contracts are awarded on the basis of competitive bids, which also results in price competition. Historically, the drilling service industry has been highly cyclical, with periods of high demand, limited equipment supply and high dayrates often followed by periods of low demand, excess equipment supply and low dayrates. Periods of low demand and excess equipment supply intensify the competition in the industry and often result in equipment being idle for long periods of time. During periods of decreased demand we typically experience significant reductions in dayrates and utilization. The Company, or its competition, may move rigs or other equipment from one geographic location to another location; the cost of which may be substantial. If we experience further reductions in dayrates or if we cannot keep our equipment utilized, our financial performance will be adversely impacted. Prolonged periods of low utilization and dayrates could result in the recognition of impairment charges on certain of our rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.
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
We derive a significant portion of our revenues from our international operations. In 2015, we derived approximately 67 percent of our revenues from operations in countries other than the United States. Our international operations are subject to the following risks, among others:

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
We currently have operations in 21 countries. Our operations are subject to interruption, suspension and possible expropriation due to terrorism, war, civil disturbances, political and capital instability and similar events, and we have previously suffered loss of revenues and damage to equipment due to political violence. Civil and political disturbances in international locations may affect our operations. We may not be able to obtain insurance policies covering risks associated with these types of events, especially political violence coverage, and such policies may only be available with premiums that are not commercially reasonable.
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

Hydraulic fracturing is a process sometimes used in the completion of oil and natural gas wells whereby water, other liquids, sand and chemicals are injected under pressure into subsurface formations to stimulate natural gas and, to a lesser extent, oil production. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating, or preparing to regulate hydraulic fracturing, directly and indirectly. For example, many state governments now require the disclosure of chemicals used in the fracturing process. The U.S. EPA has taken the position that hydraulic fracturing operations involving the use of diesel fuel in fracturing fluids are subject to permitting requirements under the Safe Drinking Water Act; has adopted air emissions standards that apply to well completion activities; has proposed new standards for wastewater discharges associated with hydraulic fracturing; and has conducted a study on the impacts of hydraulic fracturing on groundwater. Further, in March 2015, the Bureau of Land Management issued a final rule to regulate hydraulic fracturing on public and Indian land; however, enforcement of the rule has been delayed pending a decision in a legal challenge in the U.S. District Court of Wyoming. In addition, some jurisdictions have imposed an express or de facto ban on hydraulic fracturing. For example, New York issued a statewide ban on hydraulic fracturing in June 2015. We do not directly engage in hydraulic fracturing activities. However, these and other developments could cause operational delays or increased costs in exploration and production, which could adversely affect the demand for our rental tools.
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
These transactions also involve risks, and we cannot ensure that:

•	any acquisitions would result in an increase in income or earnings per share;

•	any acquisitions would be successfully integrated into our operations and internal controls;

•	the due diligence prior to an acquisition would uncover situations that could result in financial or legal exposure, or that we will appropriately quantify the exposure from known risks;

•	any disposition would not result in decreased earnings, revenues, or cash flow;

•	use of cash for acquisitions would not adversely affect our cash available for capital expenditures and other uses;

•	any dispositions, investments, acquisitions, or integrations would not divert management resources; or

•	any dispositions, investments, acquisitions, or integrations would not have a material adverse effect on our results of operations or financial condition.
The market price of our common stock has fluctuated significantly.
The market price of our common stock may continue to fluctuate in response to various factors and events, most of which are beyond our control, including the following:

•	the other risk factors described in this Form 10-K, including changes in oil and natural gas prices;

•	a shortfall in rig utilization, operating revenues or net income from that expected by securities analysts and investors;

•	changes in securities analysts’ estimates of the financial performance of us or our competitors or the financial performance of companies in the oilfield service industry generally;

•	changes in actual or market expectations with respect to the amounts of exploration and development spending by oil and natural gas companies;

•	general conditions in the economy and in energy-related industries;

•	general conditions in the securities markets;

•	political instability, terrorism or war; and

•	the outcome of pending and future legal proceedings, investigations, tax assessments and other claims.
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
In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses we make in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although we believe that our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as any other cautionary language included in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements:

•	fluctuations in the market prices of oil and natural gas, including the inability or unwillingness of our customers to fund drilling programs in low price cycles;

•	worldwide economic and business conditions that adversely affect market conditions and/or the cost of doing business, including potential currency devaluations or collapses;
•our inability to access the credit markets;

•	U.S. credit market volatility resulting from a restrictive regulatory environment imposed upon lenders due to their over exposure to the energy industry;
•the U.S. economy and the demand for oil and natural gas;
•low U.S. oil and natural gas prices that could adversely affect our U.S. drilling, barge rig and U.S. rental tools businesses;
•worldwide demand for oil;

•	imposition of trade restrictions, including additional economic sanctions and export/re export controls affecting our business operations in Russia;
•unanticipated operating hazards and uninsured risks;

•political instability, terrorism or war;

•	governmental regulations, including changes in accounting rules or tax laws that adversely affect the cost of doing business or our ability to remit funds to the U.S.;
•changes in the tax laws that would allow double taxation on foreign sourced income;
•the outcome of investigations into possible violations of laws;
•adverse environmental events;
•adverse weather conditions;
•global health concerns;
•changes in the concentration of customer and supplier relationships;
•ability of our customers and suppliers to obtain financing for their operations;
•ability of our customers to fund drilling plans;
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease corporate headquarters office space in Houston, Texas and own our U.S. rental tools headquarters office in New Iberia, Louisiana. We lease regional headquarters space in Dubai, UAE related to our international rental tools business and Eastern Hemisphere drilling operations. Additionally, we own and/or lease office space and operating facilities in various other locations, domestically and internationally, including facilities where we hold inventories of rental tools and locations in close proximity to where we provide services to our customers. Additionally, we own and/or lease facilities necessary for administrative and operational support functions.

Land and Barge Rigs
The table below shows the locations and drilling depth ratings of our rigs as of December 31, 2015:

Name	Type(1)	Year entered into service/ upgraded	Drilling depth rating (in feet)	Location

International & Alaska Drilling
Eastern Hemisphere
Rig 231	L	1981/1997	13,000	Indonesia
Rig 253	L	1982/1996	15,000	Indonesia
Rig 226	HH	1989/2010	18,000	Papua New Guinea
Rig 107	L	1983/2009	15,000	Kazakhstan
Rig 216	L	2001/2009	25,000	Kazakhstan
Rig 249	L	2000/2009	25,000	Kazakhstan
Rig 257	B	1999/2010	30,000	Kazakhstan
Rig 258	L	2001/2009	25,000	Kazakhstan
Rig 247	L	1981/2008	18,000	Iraq, Kurdistan Region
Rig 269	L	2008	21,000	Iraq, Kurdistan Region
Rig 265	L	2007	20,000	Iraq, Kurdistan Region
Rig 264	L	2007	20,000	Tunisia
Rig 270	L	2011	21,000	Russia
Latin America
Rig 271	L	1982/2009	30,000	Colombia
Rig 266	L	2008	20,000	Guatemala
Rig 122	L	1980/2008	18,000	Mexico
Rig 165	L	1978/2007	30,000	Mexico
Rig 221	L	1982/2007	30,000	Mexico
Rig 256	L	1978/2007	25,000	Mexico
Rig 267	L	2008	20,000	Mexico
Alaska
Rig 272	L	2013	18,000	Alaska
Rig 273	L	2012	18,000	Alaska
U.S. (Lower 48) Drilling
Rig 8	B	1978/2007	14,000	GOM
Rig 12	B	1979/2006	18,000	GOM
Rig 15	B	1978/2007	15,000	GOM
Rig 20	B	1981/2007	13,000	GOM
Rig 21	B	1979/2012	14,000	GOM
Rig 30	B	2014	18,000	GOM
Rig 50	B	1981/2006	20,000	GOM
Rig 51	B	1981/2008	20,000	GOM
Rig 54	B	1980/2006	25,000	GOM
Rig 55	B	1981/2014	25,000	GOM
Rig 72	B	1982/2005	30,000	GOM
Rig 76	B	1977/2009	30,000	GOM
Rig 77	B	2006/2006	30,000	GOM
(1) Type is defined as: L — land rig; B — barge rig; HH — heli-hoist land rig.
The table above excludes the following four rigs currently not available for service: Rig 225 and Rig 252, located in Indonesia, and Rig 121 and Rig 268, located in Colombia.

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

	2015		2014
Quarter	High	Low	High	Low
First	$3.74	$2.51	$8.67	$6.85
Second	$4.55	$3.25	$7.39	$5.88
Third	$3.43	$2.34	$7.03	$4.89
Fourth	$3.64	$1.75	$5.17	$2.58
Most of our stockholders maintain their shares as beneficial owners in “street name” accounts and are not, individually, stockholders of record. As of February 19, 2016, there were 1,565 holders of record of our shares and we had an estimated 17,724 beneficial owners.
Our 2015 Secured Credit Agreement and the indentures for the Senior Notes restrict the payment of dividends. In the past we have not paid dividends on our common stock and we have no present intention to pay dividends on our common stock in the foreseeable future.
Issuer Purchases of Equity Securities
The Company currently has no active share repurchase programs.

Item 6. Selected Financial Data
The following table presents selected historical consolidated financial data derived from the audited financial statements of Parker Drilling Company for each of the five years in the period ended December 31, 2015. The following financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,
	2015	2014	2013 (1)	2012	2011 (2)
Dollars in Thousands, Except Per Share Amounts
Income Statement Data
Total revenues	$712,183	$968,684	$874,172	$677,761	$686,234
Total operating income (loss)	(17,338)	120,220	101,872	107,273	(41,837)
Net income (loss)	(94,284)	24,461	27,179	37,098	(50,645)
Net income (loss) attributable to controlling interest	(95,073)	23,451	27,015	37,313	(50,451)
Basic earnings per share:
Net income (loss)	$(0.77)	$0.20	$0.23	$0.32	$(0.43)
Net income (loss) attributable to controlling interest	$(0.78)	$0.19	$0.23	$0.32	$(0.43)
Diluted earnings per share:
Net income (loss)	$(0.77)	$0.20	$0.22	$0.31	$(0.43)
Net income (loss) attributable to controlling interest	$(0.78)	$0.19	$0.22	$0.31	$(0.43)
Balance Sheet Data
Total assets	$1,376,904	$1,520,659	$1,534,756	$1,255,733	$1,216,246
Total long-term debt including current portion of long-term debt	585,000	615,000	653,781	479,205	482,723
Total equity	568,512	666,214	633,142	590,633	544,050

(1)
The 2013 results include $22.5 million of acquisition costs related to the acquisition of ITS on April 22, 2013. See Note 2 — Acquisition of ITS in Item 8. Financial Statements and Supplementary Data for further discussion.

(2)	The 2011 results reflect a $170.0 million ($109.1 million, net of taxes of $60.9 million) non-cash pretax impairment charge related to our two arctic-class drilling rigs located in Alaska.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis (MD&A) should be read in conjunction with Item 8. Financial Statements and Supplementary Data.
Executive Overview
The oil and gas industry is highly cyclical. Activity levels are driven by traditional energy industry activity indicators, which include current and expected commodity prices, drilling rig counts, footage drilled, well counts, geologic characteristics of wells that determine drilling rig requirements and capabilities, and our customers’ spending levels allocated towards exploratory and development drilling.
Historical market indicators are listed below:

	2015	% Change	2014	% Change	2013
Worldwide Rig Count (1)
U.S. (land and offshore)	978	(47)%	1,862	6%	1,761
International (2)	1,167	(13)%	1,337	3%	1,296
Commodity Prices (annual average) (3)
Crude Oil (United Kingdom Brent)	$53.60	(46)%	$99.45	(9)%	$108.7
Crude Oil (West Texas Intermediate)	$48.78	(48)%	$92.93	(5)%	$98.02
Natural Gas (Henry Hub)	$2.63	(38)%	$4.26	14%	$3.73
(1) Estimate of drilling activity as measured by annual average active drilling rigs based on Baker Hughes Incorporated rig count information
(2) Excludes Canadian Rig Count.
(3) Estimate of commodity prices as based on NYMEX front-month composite energy prices.
Overall, the operating environment in 2015 was challenging for the Company and the broader energy services industry. Oil prices have declined significantly since late 2014, resulting in curtailed spending and operations on the part of E&P companies. As a result, E&P companies across most geographic regions have reduced their capital spending, terminated certain drilling contracts, requested pricing concessions and have taken other measures aimed at reducing the capital and operating expenses within their supply chain. This has adversely impacted our rental tools activity and pricing, as well as utilization and pricing of our drilling rigs. See "Oil and natural gas prices have declined substantially and are expected to remain depressed for the foreseeable future. Sustained depressed prices of oil and natural gas will adversely affect our financial condition, results of operations and cash flows" in Item 1A. Risk Factors.
As a result, revenues and gross margins in our Drilling Services and Rental Tools Services businesses were lower in 2015 as compared with 2014.
In our Drilling Services business, which is comprised of the International & Alaska Drilling segment and U.S. (Lower 48) Drilling segment - average utilization was 44 percent in 2015 as compared with 72 percent in 2014. Average utilization in our International & Alaska Drilling segment decreased to 59 percent for the year, from 72 percent for the prior year. At the end of 2015, 12 of our drilling rigs were under contract. Pricing and utilization were adversely impacted in the Eastern Hemisphere and Latin America due to the decline in customer activity. Utilization for our two arctic-class drilling rigs in Alaska remained at 100 percent. Activity for our O&M business remained relatively steady.
Our U.S. (Lower 48) Drilling segment average utilization was 15 percent, down significantly from 2014 utilization of 72 percent. The GOM market has experienced the largest decline in activity relative to our other markets. Customers operating in the shallow water GOM market are typically small, private energy producers which tend to be more cash flow sensitive and have limited access to third party capital as compared with many of our larger customers operating in other geographic markets.
Our Rental Tools Services business average utilization index for our U.S. rental tools tubular goods was 54, compared with 91 in 2014. The U.S. tubular goods index is an indexed value of our tubular goods (drill pipe and related products) on rent relative to our total tubular goods inventory. Although our U.S. revenues declined 37 percent from 2014 levels, our U.S. rental tools business did not decline as much as the average number of rigs drilling for oil and gas in the U.S., which experienced a 47 percent decline. We view this as an indication of our ability to maintain share in both our land and offshore market areas, despite this challenging market environment.

The depressed industry conditions also impacted our international rental tools business as revenues declined 16 percent from 2014. However, our internal initiatives helped increase our gross margin as a percent of revenues in our international rental tools business to 16 percent in 2015 from 15 percent in 2014. Despite a $19.4 million decrease in revenues, our gross margin only declined $1.7 million as we took several steps to enhance the performance of this business by consolidating and closing underperforming locations, hiring or replacing management, reducing headcount, and improving the management of our supply chain.
Although the severity and duration of the current industry downturn is contingent upon many factors beyond our control, we have taken several steps in an effort to preserve and increase cash flow, including lowering our cost base through headcount reductions and lower idle rig costs, reducing capital expenditures and striving to sustain utilization and market share.
We further strengthened our financial position by reducing our total debt by $30 million during the year and enhancing our liquidity and financial flexibility by increasing the revolving credit facility under our 2015 Secured Credit Agreement from $80 million to $200 million (2015 Revolver) and extending its maturity to 2020. Liquidity (cash on the balance sheet plus cash available to us from our 2015 Revolver) was approximately $322 million at year-end 2015 as compared with approximately $178 million at year-end 2014.
Executive Outlook
We believe overall energy market conditions will remain at low levels due to the ongoing imbalance in oil supply and demand. We believe these conditions will continue to cause our customers to curtail spending and activity levels in both the U.S. and international market areas.
We anticipate further declines in demand and pricing for our rental tools, particularly in the U.S. land and offshore GOM drilling markets. In addition, dayrates and utilization for our U.S. barge rigs should remain at low levels, and we anticipate lower dayrates and utilization for our international drilling rigs, as the weak market conditions further impact our international customers. In the near term, we do not anticipate significant changes in our international O&M projects or in our Alaska drilling operations.
Although we do not know the depth or duration of this downcycle, we have taken steps to align resources with the ongoing market downturn by lowering our cost base, sustaining our utilization, and managing our cash and liquidity. We will continue to adjust and adapt to the business environment and market conditions, while remaining opportunistic and positioning the Company for longer-term growth.
Results of Operations
Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. We report our Rental Tools Services business as one reportable segment (Rental Tools) and report our Drilling Services business as two reportable segments: (1) U.S. (Lower 48) Drilling and (2) International & Alaska Drilling. We eliminate inter-segment revenues and expenses.
We analyze financial results for each of our reportable segments. The reportable segments presented are consistent with our reportable segments discussed in our consolidated financial statements. See Note 12 - Reportable Segments in Item 8. Financial Statements and Supplementary Data for further discussion. We monitor our reporting segments based on several criteria, including operating gross margin and operating gross margin excluding depreciation and amortization. Operating gross margin excluding depreciation and amortization is computed as revenues less direct operating expenses, and excludes depreciation and amortization expense, where applicable. Operating gross margin percentages are computed as operating gross margin as a percent of revenues. The operating gross margin excluding depreciation and amortization amounts and percentages should not be used as a substitute for those amounts reported under accounting policies generally accepted in the United States (U.S. GAAP), but should be viewed in addition to the Company’s reported results prepared in accordance with U.S. GAAP. Management believes this information may provide users of this financial information additional, meaningful comparisons between current results and results of prior periods.
Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
Revenues decreased $256.5 million, or 26.5 percent, to $712.2 million for the year ended December 31, 2015 as compared to revenues of $968.7 million for the year ended December 31, 2014. Operating gross margin decreased 80.7 percent to $29.7 million for the year ended December 31, 2015 as compared to $154.2 million for the year ended December 31, 2014.

The following is an analysis of our operating results for the comparable periods by reportable segment:

	Year Ended December 31,
	2015		2014
Dollars in Thousands
Revenues:
Drilling Services:
U.S. (Lower 48) Drilling	$30,358	4%	$158,405	16%
International & Alaska Drilling	435,096	61%	462,513	48%
Total Drilling Services	465,454	65%	620,918	64%
Rental Tools	246,729	35%	347,766	36%
Total revenues	712,183	100%	968,684	100%
Operating gross margin excluding depreciation and amortization:
Drilling Services:
U.S. (Lower 48) Drilling	(5,889)	(19)%	68,091	43%
International & Alaska Drilling	109,750	25%	94,089	20%
Total Drilling Services	103,861	22%	162,180	26%
Rental Tools	82,032	33%	137,123	39%
Total operating gross margin excluding depreciation and amortization	185,893	26%	299,303	31%
Depreciation and amortization	(156,194)		(145,121)
Total operating gross margin	29,699		154,182
General and administrative expense	(36,190)		(35,016)
Provision for reduction in carrying value of certain assets	(12,490)		—
Gain (loss) on disposition of assets, net	1,643		1,054
Total operating income (loss)	$(17,338)		$120,220
Operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	U.S. (Lower 48) Drilling	International & Alaska Drilling	Rental Tools	Total
Year Ended December 31, 2015
Operating gross margin(1)	$(28,309)	$45,211	$12,797	$29,699
Depreciation and amortization	22,420	64,539	69,235	156,194
Operating gross margin excluding depreciation and amortization	$(5,889)	$109,750	$82,032	$185,893
Year Ended December 31, 2014
Operating gross margin(1)	$46,831	$34,405	$72,946	$154,182
Depreciation and amortization	21,260	59,684	64,177	145,121
Operating gross margin excluding depreciation and amortization	$68,091	$94,089	$137,123	$299,303

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

The following table presents our average utilization rates and rigs available for service for the years ended December 31, 2015 and 2014, respectively:

	December 31,
	2015	2014
U.S. (Lower 48) Drilling
Rigs available for service (1)	13.0	12.1
Utilization rate of rigs available for service (2)	15%	72%
International & Alaska Drilling
Eastern Hemisphere
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	66%	77%
Latin America Region
Rigs available for service (1)	9.0	9.0
Utilization rate of rigs available for service (2)	40%	60%
Alaska
Rigs available for service (1)	2.0	2.0
Utilization rate of rigs available for service (2)	100%	100%
Total International & Alaska Drilling
Rigs available for service (1)	24.0	24.0
Utilization rate of rigs available for service (2)	59%	72%

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

Drilling Services Business Line
U.S. (Lower 48) Drilling
U.S. (Lower 48) Drilling segment revenues decreased $128.0 million, or 80.8 percent, to $30.4 million for the year ended December 31, 2015, as compared with revenues of $158.4 million for the year ended December 31, 2014. The decrease was primarily due to lower utilization in the offshore GOM, which declined from 72 percent for the year ended December 31, 2014 to 15 percent for the year ended December 31, 2015 and resulted in a $101.0 million decrease in revenue. The decline in utilization for the barge drilling business was due to substantial reductions in drilling activity by operators in the inland waters of the GOM resulting from lower oil prices. The remainder of the decrease was primarily driven by a reduction in average dayrates for the barge drilling business and a decrease in revenues from our O&M contract supporting three platform operations located offshore California. The O&M contract ended during the 2015 fourth quarter.
U.S. (Lower 48) Drilling segment operating gross margin excluding depreciation and amortization decreased $74.0 million, or 108.7 percent, to $5.9 million loss for the year ended December 31, 2015, compared with $68.1 million for the year ended December 31, 2014. This decrease was primarily due to the decline in utilization discussed above.

International & Alaska Drilling
International & Alaska Drilling segment revenues decreased $27.4 million, or 5.9 percent, to $435.1 million for the year ended December 31, 2015, compared with $462.5 million for the year ended December 31, 2014.
The decrease in revenues was primarily due to the following:

•
a decrease of $50.7 million, excluding revenues from reimbursable costs ("reimbursable revenues"), resulting from decreased utilization for Parker-owned rigs. Utilization for the segment decreased from 72 percent to 59 percent for the years ended December 31, 2014 and 2015, respectively, primarily resulting from the decline in oil prices which led to reduced customer activity; and

•	a decrease of approximately $7.4 million of revenues generated from our project service activities.
The decrease in revenues was partially offset by the following:

•
an increase of $12.2 million, excluding reimbursable revenues, related to our O&M activity primarily resulting from the two-rig O&M contract in Abu Dhabi that commenced during the 2015 first quarter partially offset by the completion of an O&M contract in May 2014; and

•	an increase in reimbursable revenues of $12.0 million which added to revenues but had a minimal impact on operating margins.
International & Alaska Drilling segment operating gross margin excluding depreciation and amortization increased $15.7 million, or 16.7 percent, to $109.8 million for the year ended December 31, 2015, compared with $94.1 million for the year ended December 31, 2014. The increase in operating gross margin excluding depreciation and amortization was primarily due to the benefit of higher margins earned on our project services activities which contributed $13.4 million to the increase. Margins also benefited from increased O&M activity and lower operating costs in certain locations, which helped offset the impact of lower utilization discussed above.
Rental Tools Services Business Line
Rental Tools segment revenues decreased $101.1 million, or 29.1 percent, to $246.7 million for the year ended December 31, 2015 compared to $347.8 million for the year ended December 31, 2014. The decrease was due to an $81.7 million decrease in our U.S. revenues and a $19.4 million decrease in our international revenues. The decreases were primarily attributable to reduced customer activity and pricing pressures resulting from lower oil prices.
Rental Tools segment operating gross margin excluding depreciation and amortization decreased $55.1 million, or 40.2 percent, to $82.0 million for the year ended December 31, 2015 compared with $137.1 million for the year ended December 31, 2014. The decrease in operating gross margin excluding depreciation and amortization was primarily due to a $53.4 million decrease for our U.S operations and a $1.7 million decrease for our international operations due to the declines in oil prices and customer activity discussed above.
 Other Financial Data
General and administrative expense
General and administrative expense increased $1.2 million to $36.2 million for the year ended December 31, 2015, compared with $35.0 million for the year ended December 31, 2014. The increase was primarily driven by expenses associated with the implementation of the second phase of our enterprise resource planning system in 2015 and a benefit for the year ended December 31, 2014 from a $2.75 million reimbursement received from an escrow account related to the ITS Acquisition. Excluding the benefit of the reimbursement from escrow in 2014, general and administrative expenses declined as a result of reductions in personnel and cost control activities.
Provision for reduction in carrying value of certain assets
During the year ended December 31, 2015, we recorded $12.5 million of provisions for reduction in carrying value of assets. During the 2015 fourth quarter management made a decision to exit the Drilling Services business in the Colombia market. As of December 31, 2015 there were three-rigs in the country. One of the rigs is being marketed for operations outside of Colombia, and for the remaining two rigs, components of the rigs that are useable elsewhere in our operations are being re-deployed and the carrying value of the remaining components has been written-off, resulting in a provision for reduction in carrying value of $4.8 million. In addition, during the 2015 fourth quarter, to adjust to the lower level of current and expected activity, we performed a review of certain individual assets within our asset groups and recorded a $4.3 million provision for reduction in carrying value of assets primarily related to drilling equipment in our International and Alaska segment. During the 2015 second and third quarters, the Company wrote-off a combined $3.2 million related to certain international rental tools and drilling rigs that management concluded were no longer marketable and the carrying value of the rigs and equipment was no longer recoverable. During 2014, the provision for reduction in carrying value of certain assets was zero.

Gain on disposition of assets
Net gains recorded on asset dispositions for the years ended December 31, 2015 and 2014 were $1.6 million and $1.1 million, respectively. The net gains for 2015 were primarily due an insurance settlement received in the 2015 first quarter related to previously realized asset losses, partially offset by losses incurred during the 2015 fourth quarter related to equipment retirements.
The net gains for 2014 were primarily the result of long-lived asset sales, including the sale of two rigs located in Kazakhstan during the fourth quarter. Activity in both periods included the result of asset sales. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Interest income and expense
Interest expense increased $0.9 million to $45.2 million for the year ended December 31, 2015 compared with $44.3 million for the year ended December 31, 2014, despite a decrease in debt related interest expense resulting from a decrease in our total amount of outstanding debt and lower interest rates during 2015. The increase in interest expense is primarily due to a lower amount of capitalized interest during 2015 as compared to 2014 and higher fees on the unused portion of the 2015 Revolver. During 2015, we increased our revolver from $80 million to $200 million, and as a result of this increased availability, we experienced a corresponding increase in fees on the unused portion of the revolver.
Interest income increased $0.1 million to $0.3 million during 2015, compared with interest income of $0.2 million during 2014.
Loss on extinguishment of debt
Loss on extinguishment of debt was zero and $30.2 million for the years ended December 31, 2015 and December 31, 2014, respectively. The loss on extinguishment of debt for 2014 related to the purchase and redemption of our 9.125% Senior Notes, due 2018 (9.125% Notes) during the first six months of 2014.
Other income and expense
    Other income and expense was $9.7 million of expense and $2.5 million of income for the years ended December 31, 2015 and December 31, 2014, respectively. During the 2015 fourth quarter we incurred a $4.8 million loss on the sale of our controlling interest in a consolidated joint venture in Egypt and during the 2015 second quarter we incurred a $0.9 million loss on the divestiture of our controlling interest in a consolidated joint venture in Russia. Additionally, net losses related to foreign currency fluctuations increased $2.5 million for the 2015 full year compared to the 2014 full year. Other income in 2014 was primarily related to earnings from our investment in an unconsolidated subsidiary that was acquired as part of the ITS Acquisition as well as settlements of claims against a vendor.
Income tax expense
Income tax expense was $22.3 million on a pre-tax loss of $72.0 million for the year ended December 31, 2015, compared with $24.1 million on pre-tax income of $48.5 million for the year ended December 31, 2014. Our effective tax rate was negative 31.0 percent for the year ended December 31, 2015, compared with 49.6 percent for the year ended December 31, 2014. Income tax expense and our annual effective tax rate are primarily affected by recurring items, such as the relative amounts of income or loss we earn in tax paying and non-tax paying jurisdictions, the statutory tax rates applied in the jurisdictions where the income or losses are earned, and our ability to receive tax benefits for losses incurred. It is also affected by discrete items, such as return-to-accrual adjustments and changes in valuation allowances, and changes in reserves for uncertain tax positions, which may occur in any given year but are not consistent from year to year.
Despite the pre-tax loss for the year ended December 31, 2015, we recognized income tax expense as a result of a change in valuation allowance of $40.6 million primarily on U.S. foreign tax credits of $32.4 million and certain foreign net operating losses of $8.2 million. We established the valuation allowance based on the weight of available evidence, both positive and negative, including results of recent and current operations and our estimates of future taxable income or loss by jurisdiction in which we operate. In order to determine the amount of deferred tax assets or liabilities, as well as the valuation allowances, we must make estimates and assumptions regarding future taxable income, where rigs will be deployed and other business considerations. Changes in these estimates and assumptions, including changes in tax laws and other changes impacting our ability to recognize the underlying deferred tax assets, could require us to adjust the valuation allowances.
We are a U.S. based company that operates internationally through various branches and subsidiaries. Accordingly, our worldwide income tax provision includes the impact of income tax rates and foreign tax laws in the jurisdictions in which our operations are conducted and income is earned.  We reported tax benefits for foreign statutory rates different than our U.S. statutory rate of $2.7 million and $3.4 million and tax expense of $16.0 million and $11.2 million for the impact of foreign tax laws in effect for the years ended December 31, 2015 and December 31, 2014, respectively.  Differences between the U.S. and foreign tax rates and laws have a significant impact in Colombia, Iraq, Kazakhstan, Mexico, Russia, United Arab Emirates and the United Kingdom.

Certain tax payments to foreign jurisdictions are available as credits to reduce tax expense in the U.S. and other foreign jurisdictions.  We reported tax benefits for foreign tax credits of $5.6 million and $3.0 million for the years ended December 31, 2015 and December 31, 2014, respectively, which are driven primarily by our operations in Kazakhstan. See Note 6 - Income Taxes in Item 8. Financial Statements and Supplementary Data for further discussion.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Revenues increased $94.5 million, or 10.8 percent, to $968.7 million for the year ended December 31, 2014 as compared to $874.2 million for the year ended December 31, 2013. Operating gross margin decreased 8.5 percent to $154.2 million for the year ended December 31, 2014 as compared to $168.4 million for the year ended December 31, 2013.
The following is an analysis of our operating results for the comparable periods by reportable segment:

	Year Ended December 31,
	2014		2013
Dollars in Thousands
Revenues:
Drilling Services:
U.S. (Lower 48) Drilling	$158,405	16%	$153,624	18%
International & Alaska Drilling (1)	462,513	48%	410,507	47%
Total Drilling Services	620,918	64%	564,131	65%
Rental Tools	347,766	36%	310,041	35%
Total revenues	968,684	100%	874,172	100%
Operating gross margin excluding depreciation and amortization:
Drilling Services:
U.S. (Lower 48) Drilling	68,091	43%	69,415	45%
International & Alaska Drilling (1)	94,089	20%	86,068	21%
Total Drilling Services	162,180	26%	155,483	28%
Rental Tools	137,123	39%	147,017	47%
Total operating gross margin excluding depreciation and amortization	299,303	31%	302,500	35%
Depreciation and amortization	(145,121)		(134,053)
Total operating gross margin	154,182		168,447
General and administrative expense	(35,016)		(68,025)
Provision for reduction in carrying value of certain assets	—		(2,544)
Gain on disposition of assets, net	1,054		3,994
Total operating income	$120,220		$101,872

(1)	2013 includes the close-out of a construction project and recognition of final percentage of completion revenue. The construction project was canceled in 2011 prior to final completion.
Operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	U.S. (Lower 48) Drilling	International & Alaska Drilling	Rental Tools	Total
Year Ended December 31, 2014
Operating gross margin(1)	$46,831	$34,405	$72,946	$154,182
Depreciation and amortization	21,260	59,684	64,177	145,121
Operating gross margin excluding depreciation and amortization	$68,091	$94,089	$137,123	$299,303
Year Ended December 31, 2013
Operating gross margin(1)	$54,203	$23,080	$91,164	$168,447
Depreciation and amortization	15,212	62,988	55,853	134,053
Operating gross margin excluding depreciation and amortization	$69,415	$86,068	$147,017	$302,500

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

The following table presents our average utilization rates and rigs available for service for the years ended December 31, 2014 and 2013, respectively:

	December 31,
	2014	2013
U.S. (Lower 48) Drilling
Rigs available for service (1)	12.1	11.0
Utilization rate of rigs available for service (2)	72%	91%
International & Alaska Drilling
Eastern Hemisphere
Rigs available for service (1)	13.0	14.0
Utilization rate of rigs available for service (2)	77%	49%
Latin America Region
Rigs available for service (1)	9.0	9.5
Utilization rate of rigs available for service (2)	60%	75%
Alaska
Rigs available for service (1)	2.0	1.9
Utilization rate of rigs available for service (2)	100%	100%
Total International & Alaska Drilling
Rigs available for service (1)	24.0	25.4
Utilization rate of rigs available for service (2)	72%	63%

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

Drilling Services Business Line
U.S. (Lower 48) Drilling
U.S. (Lower 48) Drilling segment revenues increased $4.8 million, or 3.1 percent, to $158.4 million for the year ended December 31, 2014, as compared with revenues of $153.6 million for the year ended December 31, 2013. The increase in revenues was primarily due to an additional $12.1 million from higher average dayrates for the U.S. barge rig fleet, including benefits from the addition to our operating fleet of rigs 55B and 30B in the second and third quarters, respectively, of 2014. Additionally, we generated an increase of $4.5 million from the O&M contract supporting three platform operations located offshore California, which generated higher reimbursable revenues and was operating for the full year ended December 31, 2014, compared with just over ten months in 2013. The segment revenue increase was substantially offset by lower utilization for the U.S. barge rig fleet, which declined from 91 percent for the year ended December 31, 2013 to 72 percent for the year ended December 31, 2014 as a result of lower oil prices late in 2014.
U.S. (Lower 48) Drilling segment operating gross margin excluding depreciation and amortization decreased $1.3 million, or 1.9 percent, to $68.1 million for the year ended December 31, 2014, compared with $69.4 million for the year ended December 31, 2013. This decrease was primarily due to lower utilization of the U.S. barge rig fleet discussed above.

International & Alaska Drilling
International & Alaska Drilling segment revenues increased $52.0 million, or 12.7 percent, to $462.5 million for the year ended December 31, 2014, compared with $410.5 million for the year ended December 31, 2013. The increase in revenues was primarily due to the following:

•	an increase in reimbursable revenues of $12.1 million which added to revenues but had a minimal impact on operating margins;

•
an increase of $27.7 million, excluding reimbursable revenues, primarily resulting from increased utilization for Parker-owned rigs. Utilization for the segment increased from 63 percent to 72 percent for the years ended December 31, 2013 and 2014, respectively, and included the following activities:

◦	successful deployment of two previously idle rigs to the Kurdistan Region of Iraq;

◦	a full year of operations in 2014 for our two arctic-class drilling rigs in Alaska, compared with 2013, in which one rig was not operational until February 2013; and

◦	increased activity for our Sakhalin Island drilling operations.

◦	partially offsetting these increases was a decline in activity in our Latin America region.

•
an increase of approximately $16.8 million of revenues generated from our project services activities, primarily due to a new Front End Engineering and Design contract entered into during the fourth quarter of 2013 and increased activity under the vendor services phase of the Berkut platform project. Due to the low mark-up on vendor services, this activity had minimal impact on operating gross margin excluding depreciation and amortization; and

•
an increase of $4.0 million, excluding reimbursable revenues, primarily resulting from increased activity for our Sakhalin Island O&M operations, partially offset by the completion of an O&M project in Papua New Guinea in May 2014.

International & Alaska Drilling segment operating gross margin excluding depreciation and amortization increased $8.0 million, or 9.3 percent, to $94.1 million for the year ended December 31, 2014, compared with $86.1 million for the year ended December 31, 2013. The increase in operating gross margin excluding depreciation and amortization was primarily due to both arctic-class rigs being fully operational in our Alaska operations and increased activity and lower operating costs associated with our Sakhalin Island O&M operations, which combined contributed $17.1 million to the increase. This increase was partially offset by the impact of net mobilization costs associated with the deployment of two previously idle rigs to Kurdistan and a decline in activity in our Latin America region, both described above. Additionally, included in the 2013 operating gross margin excluding depreciation and amortization was $4.7 million related to the close-out of a construction project and recognition of final percentage of completion revenue. The construction project was an extended-reach drilling rig construction contract that our customer canceled in 2011 prior to final completion.
Rental Tools Services Business Line
Rental Tools segment revenues increased $37.7 million, or 12.2 percent, to $347.8 million for the year ended December 31, 2014 compared to $310.0 million for the year ended December 31, 2013. The increase was due to a $26.7 million increase in our international revenues and an $11.0 million increase in our U.S. revenues. The increase in international revenues was primarily due to a full year of revenues from International Tubular Services (ITS), acquired in April of 2013, which contributed an increase of $23.4 million of revenues for the year ended December 31, 2014. The increase in U.S. rental tools revenues was due to increased activity in the offshore GOM market and increased activity in the U.S. land drilling market.
Rental Tools segment operating gross margin excluding depreciation and amortization decreased $9.9 million, or 6.7 percent, to $137.1 million for the year ended December 31, 2014 compared with $147.0 million for the year ended December 31, 2013. The decrease was primarily due to an $11.0 million reduction in gross margin excluding depreciation and amortization for our international operations, resulting from lower utilization, increased costs related to relocation of facilities and an increase in the allowance for doubtful accounts. This decline was slightly offset by a $1.1 million increase in gross margin excluding depreciation and amortization for our U.S. operations due to the increase in activity in the offshore GOM and U.S. land drilling markets, despite an increase in competitive conditions that led to lower product pricing for rental tools and related activities in the latter part of 2014.
 Other Financial Data
General and administrative expense
General and administrative expense decreased $33.0 million to $35.0 million for the year ended December 31, 2014, compared with $68.0 million for the year ended December 31, 2013. The decrease was due primarily to approximately $22.5 million of costs incurred during 2013 related to the ITS Acquisition that did not recur in 2014. During 2013 we also incurred severance costs related to the departure of our former chief financial officer and our executive chairman, along with higher legal costs for matters related to our deferred prosecution agreement and settlements with the Department of Justice (DOJ) and SEC, neither of which recurred during 2014. General and administrative expense during 2014 also benefited from a $2.75 million reimbursement from an escrow account related to the ITS Acquisition.
Provision for reduction in carrying value of certain assets
During the year ended December 31, 2014, the provision for reduction in carrying value of certain assets was zero. During 2013, the provision for reduction in carrying value of certain assets was $2.5 million which was comprised of non-cash charges recognized for three rigs reclassified from assets held for sale to assets held and used for which carrying values exceeded fair values. Management concluded, based on the facts and circumstances at the time, it was no longer probable that the sales of the rigs would be consummated.
Gain on disposition of assets
Net gains recorded on asset dispositions for the years ended December 31, 2014 and 2013 were $1.1 million and $4.0 million, respectively. The net gains for 2014 were primarily the result of long-lived asset sales, including the sale of two rigs located in Kazakhstan during the fourth quarter. The net gains for 2013 were primarily the result of long-lived asset sales, including the sale of two rigs located in New Zealand, a building located in Tulsa, Oklahoma and a barge rig located in Mexico. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Interest income and expense
Interest expense decreased $3.6 million to $44.3 million for the year ended December 31, 2014 compared with $47.8 million for the year ended December 31, 2013. This decrease was primarily related to a decrease in debt-related interest expense of $6.2 million resulting from lower interest rates on our outstanding debt balance and a lower total debt balance, offset by an increase in amortization of debt issuance costs of $1.4 million and a decrease in capitalized interest of $1.2 million. Interest income decreased $2.3 million to $0.2 million during 2014, compared with interest income of $2.5 million during 2013 primarily related to interest earned on an IRS refund received during 2013.
Loss on extinguishment of debt
Loss on extinguishment of debt was $30.2 million and $5.2 million for the years ended December 31, 2014 and December 31, 2013, respectively. The loss on extinguishment of debt for 2014 related to the purchase and redemption of the 9.125% Notes during the first six months of 2014. The loss on extinguishment of debt for 2013 is related to the write-off of debt issuance costs resulting from the repayment of a $125 million term loan, which was fully funded by Goldman Sachs Bank USA as Sole Lead Arranger and Administrative Agent (Goldman Term Loan) in July 2013.
Other income and expense
Other income and expense was $2.5 million and $1.5 million of income for the years ended December 31, 2014 and December 31, 2013, respectively. Other income in 2014 was primarily related to earnings from our investment in an unconsolidated subsidiary that was acquired as part of the ITS Acquisition as well as settlements of claims against a vendor. This income was partially offset by losses related to foreign currency fluctuations from our Sakhalin Island operations. Other income in 2013 was primarily related to the recognition of non-refundable deposits from a buyer in connection with the sale of three rigs for which the sales agreement was terminated in the fourth quarter of 2013.
Income tax expense
Income tax expense was $24.1 million on pre-tax income of $48.5 million for the year ended December 31, 2014, compared with income tax expense of $25.6 million on pre-tax income of $52.8 million for the year ended December 31, 2013. Our effective tax rate was 49.6 percent for the year ended December 31, 2014, compared with 48.5 percent for the year ended December 31, 2013. Income tax expense and our annual effective tax rate are primarily affected by recurring items, such as the relative amounts of income or loss we earn in domestic and foreign jurisdictions, the statutory tax rates applied in the jurisdictions where the income or losses are earned, and our ability to receive tax benefits for losses incurred. It is also affected by discrete items, such as return-to-accrual adjustments and changes in valuation allowances, and changes in reserves for uncertain tax positions, which may occur in any given year but are not consistent from year to year.
We are a U.S. based company that operates internationally through various branches and subsidiaries. Accordingly, our worldwide income tax provision includes the impact of income tax rates and foreign tax laws in the jurisdictions in which our operations are conducted and income is earned. We reported tax benefits for foreign statutory rates different than our U.S. statutory rate of $3.4 million and $8.9 million and tax expense of $11.2 million and $12.5 million for the impact of foreign tax laws in effect for the years ended December 31, 2014 and December 31, 2013, respectively. Differences between the U.S. and foreign tax rates and laws have a significant impact in Colombia, Iraq, Kazakhstan, Mexico, Russia, United Arab Emirates and the United Kingdom.

Certain tax payments to foreign jurisdictions are available as credits to reduce tax expense in the U.S. and other foreign jurisdictions. We reported tax benefits for foreign tax credits of $3.0 million and $1.5 million for the years ended December 31, 2014 and December 31, 2013, respectively, which are driven primarily by our operations in Kazakhstan. See Note 6 - Income Taxes in Item 8. Financial Statements and Supplementary Data for further discussion.

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
Liquidity
The following table provides a summary of our total liquidity:

December 31, 2015
Dollars in thousands
Cash and cash equivalents on hand (1)	$134,294
Availability under 2015 Revolver (2), (3)	187,473
Total liquidity	$321,767
(1) As of December 31, 2015, approximately $44.1 million of the $134.3 million of cash and equivalents was held by our foreign subsidiaries.
(2) Availability under the 2015 Revolver included $200 million undrawn portion of our 2015 Revolver less $12.5 million of letters of credit outstanding.
(3) In order to access the 2015 Revolver, we must be in compliance with the covenants contained in the 2015 Secured Credit Agreement.
The earnings of foreign subsidiaries as of December 31, 2015 were reinvested to fund our international operations.  If in the future we decide to repatriate earnings to the United States, the Company may be required to pay taxes on these amounts based on applicable United States tax law, which would reduce the liquidity of the Company at that time.
We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements or guarantees of third-party financial obligations. As of December 31, 2015, we have no energy, commodity, or foreign currency derivative contracts.
Cash Flow Activity
As of December 31, 2015, we had cash and cash equivalents of $134.3 million, an increase of $25.8 million from cash and cash equivalents of $108.5 million at December 31, 2014. The following table provides a summary of our cash flow activity for the last three years:

Dollars in thousands	2015	2014	2013
Operating Activities	162,122	$202,467	$161,497
Investing Activities	(101,243)	(173,575)	(265,418)
Financing Activities	(35,041)	(69,125)	164,724
Net change in cash and cash equivalents	$25,838	$(40,233)	$60,803
Operating Activities
Cash flows provided by operating activities were $162.1 million, $202.5 million, and $161.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. Cash flows provided by operating activities in each year were largely impacted by our earnings and changes in working capital. Changes in working capital were a source of cash of $80.7 million for the year ended December 31, 2015 and a use of cash of $17.1 million and $34.0 million for the years ended December 31, 2014 and 2013, respectively. Cash generated from working capital in 2015 is primarily due to increased collections on accounts receivable partially offset by payments to third parties. Uses of working capital in 2014 and 2013 primarily related to increases in receivables, inventory, and accounts payable related to the ITS Acquisition. In addition to the impact of earnings and working capital changes cash flows provided by operating activities in each year were impacted by non-cash charges such as depreciation expense, gains on asset sales, deferred tax benefit, stock compensation expense, debt extinguishment and amortization of debt issuance costs.
Over the past few years we have reinvested a substantial portion of our operating cash flows to enhance our fleet of drilling rigs and our rental tools equipment inventory. It is our long term intention to utilize our operating cash flows to fund maintenance and growth of our rental tool assets and drilling rigs; however, given the decline in demand in the current oil and natural gas services market, our short-term focus is to preserve liquidity by managing our costs and capital expenditures.
Investing Activities
Cash flows used in investing activities were $101.2 million for the years ended December 31, 2015, compared with $173.6 million and $265.4 million for the years ended December 31, 2014 and 2013, respectively. Our primary use of cash during 2015 was $88.2 million for capital expenditures, primarily for tubular and other products for our Rental Tools Services business and rig-related enhancements and maintenance. In addition, during 2015 we had a use of cash of $10.4 million, net of cash acquired, for the 2M-Tek Acquisition and $3.4 million related to the purchase of the remaining noncontrolling interest in ITS Arabia Limited.
Cash flows used in investing activities in 2014 primarily included capital expenditures of $179.5 million primarily for tubular and other products for our Rental Tools Services business, purchase of barge rig 30B, and rig-related enhancements and maintenance.
Cash flows used in investing activities in 2013 primarily included $118.0 million for the ITS Acquisition, net of cash acquired, and $155.6 million for capital expenditures. Capital expenditures in 2013 were primarily for tubular and other products for our Rental Tools Services business, rig-related enhancements and maintenance and costs related to our new enterprise resource planning system.
Capital expenditures for 2016 are estimated to be approximately $50.0 million and will primarily be directed to our Rental Tools segment inventory and maintenance capital on our rigs. Any discretionary spending will be evaluated based upon adequate return requirements and available liquidity.
Financing Activities
Cash flows used in financing activities were $35.0 million and $69.1 million for the years ended for December 31, 2015 and 2014, respectively. Cash provided by financing activities was $164.7 million for the year ended December 31, 2013. Cash flows used in financing activities in 2015 primarily related to the repayment of the $30.0 million borrowing on our 2015 Revolver in the first quarter of 2015.
Cash flows used in financing activities for 2014 primarily related to the repayment of $425.0 million of our 9.125% Senior Notes due 2018 (9.125% Notes), payment of $26.2 million of related tender and consent premiums, and payment of debt issuance costs of $7.6 million. Cash provided by financing activities included proceeds of $360.0 million from the issuance of our 6.75% Senior Notes due 2022 (6.75% Notes) and reborrowing of a $40.0 million Term Loan under our Amended and Restated Senior Secured Credit Agreement (2012 Secured Credit Agreement).
Cash flows provided by financing activities for 2013 primarily related to the $125 million Goldman Term Loan issued during the 2013 second quarter in connection with the ITS Acquisition and the $225.0 million 7.50% Senior Notes due 2020 (7.50% Notes) issued during the 2013 third quarter. Cash used in financing activities included pay-off of the Goldman Term Loan in the 2013 third quarter, principal payments made under our Term Loan and payments of debt issuance costs.
Long-Term Debt Summary
Our principal amount of long-term debt, including current portion, was $585.0 million as of December 31, 2015, which consisted of:
•$360.0 million aggregate principal amount of 6.75% Notes; and
•$225.0 million aggregate principal amount of 7.50% Notes.
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
The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the Second Amended and Restated Senior Secured Credit Agreement (2015 Secured Credit Agreement) and our 7.50% Notes (collectively with the 6.75% Notes, the Senior Notes). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately

$7.6 million ($6.2 million net of amortization as of December 31, 2015) are being amortized over the term of the notes using the effective interest rate method.
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
The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($4.0 million, net of amortization as of December 31, 2015) are being amortized over the term of the notes using the effective interest rate method.
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

2015 Secured Credit Agreement
On January 26, 2015 we entered into the 2015 Secured Credit Agreement, which amended and restated the 2012 Secured Credit Agreement. The 2015 Secured Credit Agreement is comprised of a $200.0 million revolving credit facility (2015 Revolver) and matures on January 26, 2020. The 2012 Secured Credit Agreement consisted of an $80.0 million revolving credit facility and a $50.0 million term loan (Term Loan). At the closing of the 2015 Secured Credit Agreement, the outstanding balance on the Term Loan was $30 million, and we repaid this balance with a $30.0 million draw on the 2015 Revolver. On June 1, 2015, we executed the first amendment to the 2015 Secured Credit Agreement in order to amend certain provisions of the 2015 Secured Credit Agreement regarding the definition of “Change of Control.” On September 29, 2015, we executed the second amendment to the 2015 Secured Credit Agreement (the “Second Amendment”). Among other things, the Second Amendment: (a) gradually increases the permissible consolidated leverage ratio from a maximum of 4.00:1.00 to 5.75:1.00 through December 31, 2016, which thereafter gradually reduces to 4.00:1.00 by December 31, 2017; (b) reduces the consolidated interest coverage ratio from 2.50:1:00 to 2.25:1.00 for each quarter of 2016, and returning to 2.50:1.00 thereafter; (c) increases the Applicable Rate for certain higher levels of consolidated leverage to a maximum of 4.00 percent per annum for LIBOR rate loans and to 3.00 percent per annum for base rate loans; (d) allows multi-year letters of credit up to an aggregate amount of $5 million; (e) limits payment prior to September 30, 2017 of certain restricted payments and certain prepayments of unsecured senior notes and other specified forms of indebtedness; and (f) removes the option of the Company, subject to the consent of the lenders, to increase the Credit Agreement up to an additional $75 million. We incurred debt issuance costs related to the 2015 Secured Credit Agreement of approximately $2.0 million and had approximately $0.8 million of remaining debt issuance costs for the 2012 Secured Credit agreement. The total debt issuance costs of $2.8 million ($2.4 million, net of amortization as of December 31, 2015) are being amortized over the term of the 2015 Secured Credit Agreement on a straight line basis.
Our obligations under the 2015 Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, certain U.S.-based rental equipment of the Company and its subsidiary guarantors and the equity interests of certain of the Company's subsidiaries. The 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness, liens, restrictions on entry into certain affiliate transactions and payments (including payment of dividends) and maintenance of certain ratios and coverage tests (including a minimum asset coverage ratio of 1.25:1.00 at each quarter end, a consolidated leverage ratio, as described above, a consolidated interest coverage ratio, as described above, and a maximum senior secured leverage ratio of 1.50:1:00 at each quarter end). We were in compliance with all such covenants as of December 31, 2015.
Our 2015 Revolver is available for general corporate purposes and to support letters of credit. Interest on 2015 Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. As a result of the Second Amendment, the Applicable Rate ranges from 2.50 percent to 4.00 percent per annum for LIBOR rate loans and from 1.50 percent to 3.00 percent per annum for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the 2015 Secured Credit Agreement). Revolving loans are available subject to a quarterly asset coverage ratio calculation based on the Orderly Liquidation Value of certain specified rigs including barge rigs in the GOM and land rigs in Alaska, and certain U.S.-based rental equipment of the Company and its subsidiary guarantors and a percentage of eligible domestic accounts receivable. The $30.0 million draw at the closing of the 2015 Secured Credit Agreement was repaid in full during the first quarter of 2015 with cash on hand. Letters of credit outstanding against the 2015 Revolver as of December 31, 2015 totaled $12.5 million. There were no amounts drawn on the 2015 Revolver as of December 31, 2015.
As conditions in the oil and gas industry continue to decline, we have engaged in preliminary discussions with our lenders regarding certain covenants and restrictions in the 2015 Secured Credit Agreement. If we become unable to comply with certain of the financial covenants in the 2015 Secured Credit Agreement, we will seek to amend such provisions to remain in compliance.

Summary of Contractual Cash Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2015:

	Total	2016	2017	2018	2019	2020	Beyond 2020
	(Dollars in Thousands)
Contractual cash obligations:
Long-term debt — principal	$585,000	$—	$—	$—	$—	$225,000	$360,000
Long-term debt — interest	254,475	41,175	41,175	41,175	41,175	41,175	48,600
Operating leases(1)	36,773	10,145	7,939	6,131	4,314	3,156	5,088
Purchase commitments(2)	31,359	31,359	—	—	—	—	—
Total contractual obligations	$907,607	$82,679	$49,114	$47,306	$45,489	$269,331	$413,688
Commercial commitments:
Standby letters of credit(3)	$12,527	$11,877	$—	$650	$—	$—	$—
Total commercial commitments	$12,527	$11,877	$—	$650	$—	$—	$—

(1)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(2)	We had purchase commitments outstanding as of December 31, 2015, related to rental tools and rig upgrade projects.

(3)	The available capacity of the 2015 Revolver is $200 million. As of December 31, 2015, $12.5 million of availability had been used to support outstanding letters of credit.
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
Goodwill. We account for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining noncontrolling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, plus the value of any noncontrolling interests, is recognized as goodwill. We perform our annual goodwill impairment review as of October 1 of each year, and more frequently if negative conditions or other triggering events arise. The quantitative impairment test we perform for goodwill utilizes certain assumptions, including forecasted revenues and costs assumptions.
Intangible Assets.    Our intangible assets are related to trade names, customer relationships, and developed technology, which were acquired through acquisition and are generally amortized over a weighted average period of approximately three to six years. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.
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
Accounting for Income Taxes.    We are a U.S. company and we operate through our various foreign legal entities and their branches and subsidiaries in numerous countries throughout the world. Consequently, our tax provision is based upon the tax laws and rates in effect in the countries in which our operations are conducted and income is earned. The income tax rates imposed and methods of computing taxable income in these jurisdictions vary. Therefore, as a part of the process of preparing the consolidated financial statements, we are required to estimate the income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and certain accrued liabilities for tax and accounting purposes. Our effective tax rate for financial statement purposes will continue to fluctuate from year to year as our operations are conducted in different taxing jurisdictions. Current income tax expense represents either liabilities expected to be reflected on our income tax returns for the current year, nonresident withholding taxes or changes in prior year tax estimates which may result from tax audit adjustments. Our deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities reported on the consolidated balance sheet. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In order to determine the amount of deferred tax assets or liabilities, as well as the valuation allowances, we must make estimates and assumptions regarding amounts and sources of future taxable income, where rigs will be deployed and other matters. Changes in these estimates and assumptions, as well as changes in tax laws, could require us to adjust the deferred tax assets and liabilities or valuation allowances, including as discussed below.
Our ability to realize the benefit of our deferred tax assets requires that we achieve certain future earnings levels prior to expiration. Evaluations of the realizability of deferred tax assets are, by nature, highly subjective. They involve expectations about future operations and reflect management’s assumptions and judgments regarding future industry conditions and their effect on future utilization levels, dayrates and costs. The use of different estimates and assumptions could result in materially different determinations of our ability to realize deferred tax assets. In the event that our earnings performance projections do not indicate that we will be able to benefit from our deferred tax assets, valuation allowances are established following the "more likely than not" criteria. We periodically evaluate our ability to utilize our deferred tax assets and, in accordance with accounting guidance related to accounting for income taxes, will record any resulting adjustments that may be required to deferred income tax expense in the period for which an existing estimate changes.
We do not currently provide for U.S. deferred taxes on unremitted earnings of our foreign subsidiaries as such earnings were reinvested to fund our international operations. If such earnings were to be distributed, we could be subject to U.S. taxes, which may have a material impact on our results of operations and our liquidity. We annually review our position and may elect to change our future tax position.
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
Allowance for Doubtful Accounts. The allowance for doubtful accounts is estimated for losses that may occur resulting from disputed amounts and the inability of our customers to pay amounts owed. We estimate the allowance based on historical write-off experience and information about specific customers. We review individually, for collectability, all balances over 90 days past due as well as balances due from any customer with respect to which we have information leading us to believe that a risk exists for potential collection.
Legal and Investigation Matters. As of December 31, 2015, we have accrued an estimate of the probable and estimable costs for the resolution of certain legal and investigation matters. We have not accrued any amounts for other matters for which the liability is not probable and reasonably estimable.  Generally, the estimate of probable costs related to these matters is developed in consultation with our legal advisors. The estimates take into consideration factors such as the complexity of the issues, litigation risks and settlement costs. If the actual settlement costs, final judgments, or fines, after appeals, differ from our estimates, our future financial results may be adversely affected.
Recent Accounting Pronouncements
For a discussion of the new accounting pronouncements that have had or are expected to have an effect on our consolidated financial statements, see Note 18 - Recent Accounting Pronouncements in Item 8. Financial Statements and Supplementary Data.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
Our international operations expose us to foreign currency exchange rate risk. There are a variety of techniques to minimize the exposure to foreign currency exchange rate risk, including customer contract payment terms and the possible use of foreign currency exchange rate risk derivative instruments. Our primary foreign currency exchange rate risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign currency exchange rate risk needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies typically have not had a material impact on our overall results. In situations where payments of local currency do not equal local currency requirements, foreign currency exchange rate risk derivative instruments, specifically spot purchases, may be used to mitigate foreign exchange rate currency risk. We do not enter into derivative transactions for speculative purposes. At December 31, 2015, we had no open foreign currency exchange rate risk derivative contracts.
Interest Rate Risk
We are exposed to changes in interest rates through our fixed rate long-term debt. Typically, the fair market value of fixed rate long-term debt will increase as prevailing interest rates decrease and will decrease as prevailing interest rates increase. The fair value of our long-term debt is estimated based on quoted market prices where applicable, or based on the present value of expected cash flows relating to the debt discounted at rates currently available to us for long-term borrowings with similar terms and maturities. The estimated fair value of our $360.0 million principal amount of 6.75% Notes, based on quoted market prices, was $246.6 million at December 31, 2015. The estimated fair value of our $225.0 million principal amount of 7.50% Notes, based on quoted market prices, was $171.0 million at December 31, 2015. A hypothetical 100 basis point increase in interest rates relative to market interest rates at December 31, 2015 would decrease the fair market value of our 6.75% Notes by approximately $22.7 million and decrease the fair market value of our 7.50% Notes by approximately $15.7 million.
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
In response to the recent steep and swift decline in market prices for oil, and the continued decline in the U.S. price for natural gas, some E&P companies curtailed U.S. drilling activity and many E&P companies have cut 2016 worldwide spending, terminated certain drilling contracts, requested pricing concessions and taken other measures aimed at reducing the capital and operating expenses within their supply chain. This has adversely impacted our rental tools activity and pricing, as well as utilization and pricing of our drilling rigs. Many E&P companies are expected to reduce their 2016 worldwide spending plans even further.
While our U.S.-based businesses have been significantly impacted, we have also experienced lower pricing and utilization of tools, services and rigs in certain international markets.  Although the severity and duration of the current industry downturn is contingent upon many factors beyond our control, we have taken several steps in an effort to generate free cash flow during this period, including lowering our cost base through headcount reductions and lower idle rig costs, and reducing our capital expenditures.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Parker Drilling Company:
We have audited Parker Drilling Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Parker Drilling Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on Parker Drilling Company’s internal control over financial reporting based on our audit.
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
In our opinion, Parker Drilling Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Parker Drilling Company acquired 2M-Tek during 2015, and management excluded from its assessment of the effectiveness of Parker Drilling Company’s internal control over financial reporting as of December 31, 2015, 2M-Tek’s internal control over financial reporting. 2M-Tek represents approximately 1.6% of total assets as of December 31, 2015 and less than 1% and 1.6% of revenues and net loss, respectively, included in the consolidated financial statements of Parker Drilling Company as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Parker Drilling Company also excluded an evaluation of the internal control over financial reporting of 2M-Tek.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Parker Drilling Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 24, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Houston, Texas
February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Parker Drilling Company:
We have audited the accompanying consolidated balance sheets of Parker Drilling Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parker Drilling Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Parker Drilling Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016 expressed an unqualified opinion on the effectiveness of Parker Drilling Company’s internal control over financial reporting.

/s/    KPMG LLP
Houston, Texas
February 24, 2016

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2015	2014	2013
Revenues	$712,183	$968,684	$874,172
Expenses:
Operating expenses	526,290	669,381	571,672
Depreciation and amortization	156,194	145,121	134,053
	682,484	814,502	705,725
Total operating gross margin	29,699	154,182	168,447
General and administration expense	(36,190)	(35,016)	(68,025)
Provision for reduction in carrying value of certain assets	(12,490)	—	(2,544)
Gain on disposition of assets, net	1,643	1,054	3,994
Total operating income (loss)	(17,338)	120,220	101,872
Other income and (expense):
Interest expense	(45,155)	(44,265)	(47,820)
Interest income	269	195	2,450
Loss on extinguishment of debt	—	(30,152)	(5,218)
Other	(9,747)	2,539	1,503
Total other expense	(54,633)	(71,683)	(49,085)
Income (loss) before income taxes	(71,971)	48,537	52,787
Income tax expense:
Current tax expense	19,604	22,567	12,909
Deferred tax expense	2,709	1,509	12,699
Total income tax expense	22,313	24,076	25,608
Net income (loss)	(94,284)	24,461	27,179
Less: Net Income attributable to noncontrolling interest	789	1,010	164
Net income (loss) attributable to controlling interest	$(95,073)	$23,451	$27,015
Basic earnings (loss) per share:	$(0.78)	$0.19	$0.23
Diluted earnings (loss) per share:	$(0.78)	$0.19	$0.22
Number of common shares used in computing earnings per share:
Basic	122,562,187	121,186,464	119,284,468
Diluted	122,562,187	123,076,648	121,224,550

See accompanying notes to the consolidated financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	2013
Comprehensive income (loss):
Net income (loss)	$(94,284)	$24,461	$27,179
Other comprehensive gain (loss), net of tax:
Currency translation difference on related borrowings	(2,012)	(4,870)	(1,525)
Currency translation difference on foreign currency net investments	405	2,147	3,051
Total other comprehensive gain (loss), net of tax:	(1,607)	(2,723)	1,526
Comprehensive income (loss)	(95,891)	21,738	28,705
Comprehensive (income) loss attributable to noncontrolling interest	4,606	(673)	198
Comprehensive income (loss) attributable to controlling interest	$(91,285)	$21,065	$28,903

See accompanying notes to the consolidated financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in Thousands)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$134,294	$108,456
Accounts and Notes Receivable, net of allowance for bad debts of $8,694 in 2015 and $11,188 in 2014	175,105	270,952
Rig materials and supplies	34,937	47,943
Deferred costs	1,367	5,673
Other tax assets	5,192	10,723
Other current assets	15,846	18,556
Total current assets	366,741	462,303

Property, plant and equipment, net of accumulated depreciation of $1,302,380 in 2015 and $1,201,058 in 2014 (Note 5)	805,841	895,940
Goodwill (Note 3)	6,708	—
Intangible assets, net (Note 3)	13,377	4,286
Rig materials and supplies	18,104	6,937
Debt issuance costs	12,626	12,526
Deferred income taxes	139,282	130,165
Other assets	14,225	8,502
Total assets	$1,376,904	$1,520,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$10,000
Accounts payable	58,080	78,776
Accrued liabilities	71,623	75,703
Accrued income taxes	6,418	14,186
Total current liabilities	136,121	178,665
Long-term debt	585,000	605,000
Other long-term liabilities	18,617	18,665
Long-term deferred tax liability	68,654	52,115
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred Stock, $1 par value, 1,942,000 shares authorized, no shares outstanding	—	—
Common Stock, $0.16 2/3 par value, authorized 280,000,000 shares, issued and outstanding, 123,206,269 shares (122,045,877 shares in 2014)	20,518	20,325
Capital in excess of par value	669,120	666,769
Accumulated deficit	(119,238)	(24,165)
Accumulated Other Comprehensive Income	(1,888)	(498)
Total controlling interest stockholders’ equity	568,512	662,431
Noncontrolling interest	—	3,783
Total equity	568,512	666,214
Total liabilities and stockholders’ equity	$1,376,904	$1,520,659
See accompanying notes to the consolidated financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(94,284)	$24,461	$27,179
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	156,194	145,121	134,053
Accretion of contingent consideration	826	—	—
Loss on extinguishment of debt	—	30,152	5,218
(Gain) on disposition of assets	(1,643)	(1,054)	(3,994)
Deferred tax expense	2,709	1,509	12,699
Provision for reduction in carrying value of certain assets	12,490	—	2,544
Expenses not requiring cash	5,103	19,331	17,764
Change in assets and liabilities:
Accounts and notes receivable	103,995	(12,238)	(33,512)
Rig materials and supplies	2,722	(2,878)	1,754
Other current assets	12,548	26,032	(11,715)
Accounts payable and accrued liabilities	(27,425)	27,231	(286)
Accrued income taxes	(7,957)	(7,657)	10,454
Other assets	(3,156)	(47,543)	(661)
Net cash provided by operating activities	162,122	202,467	161,497
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(88,197)	(179,513)	(155,645)
Proceeds from the sale of assets	830	5,938	8,218
Proceeds from insurance settlements	2,500	—	—
Acquisitions, net of cash acquired	(13,806)	—	(117,991)
Divestitures, net of cash paid	(2,570)	—	—
Net cash (used in) investing activities	(101,243)	(173,575)	(265,418)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	400,000	350,000
Repayments of long-term debt	(30,000)	(435,000)	(175,000)
Payments of debt issuance costs	(1,996)	(7,630)	(11,172)
Payments of debt extinguishment costs	—	(26,214)	—
Payment of contingent consideration	(2,000)	—	—
Excess tax benefit (expense) from stock-based compensation	(1,045)	(281)	896
Net cash provided by (used in) financing activities	(35,041)	(69,125)	164,724
Net increase (decrease) in cash and cash equivalents	25,838	(40,233)	60,803
Cash and cash equivalents at beginning of year	108,456	148,689	87,886
Cash and cash equivalents at end of year	$134,294	$108,456	$148,689
Supplemental cash flow information:
Interest paid	41,393	41,820	42,236
Income taxes paid	26,208	26,694	17,036
See accompanying notes to the consolidated financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars and Shares in Thousands)

	Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Controlling Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balances, December 31, 2012	118,968	$20,053	$(235)	$646,217	$(74,631)	—	$591,404	(771)	$590,633
Activity in employees’ stock plans	1,523	215	42	805	—	—	1,062	—	1,062
Tax benefit increase from stock based compensation	—	—	—	$896	—	—	$896	—	$896
Amortization of stock-based awards	—	—	—	9,431	—	—	9,431	—	9,431
Purchase of noncontrolling ownership interest	—	—	—	—	—	—	—	2,680	2,680
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(265)	(265)
Comprehensive Income:
Net income	—	—	—	—	27,015	—	27,015	164	27,179
Other comprehensive income (loss)	—	—	—	—	—	1,888	1,888	(362)	1,526
Balances, December 31, 2013	120,491	$20,268	$(193)	$657,349	$(47,616)	$1,888	$631,696	$1,446	$633,142
Activity in employees’ stock plans	1,555	227	23	924	—	—	1,174	—	1,174
Tax benefit increase from stock based compensation	—	—	—	(281)	—	—	(281)	—	(281)
Amortization of stock-based awards	—	—	—	9,273	—	—	9,273	—	9,273
Purchase of NCI of joint venture	—	—	—	(496)	—	—	(496)	(13)	(509)
Purchase of noncontrolling ownership interest	—	—	—	—	—	—	—	1,919	1,919
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(242)	(242)
Comprehensive Income:
Net income	—	—	—	—	23,451	—	23,451	1,010	24,461
Other comprehensive income (loss)	—	—	—	—	—	(2,386)	(2,386)	(337)	(2,723)
Balances, December 31, 2014	122,046	$20,495	$(170)	$666,769	$(24,165)	$(498)	$662,431	$3,783	$666,214
Activity in employees’ stock plans	1,160	193	—	(1,227)	—	—	(1,034)	—	(1,034)
Tax benefit increase from stock based compensation	—	—	—	(1,045)	—	—	(1,045)	—	(1,045)
Amortization of stock-based awards	—	—	—	8,410	—	—	8,410	—	8,410
Disposal of noncontrolling interest related to sale of joint venture	—	—	—	—	—	—	—	(1,392)	(1,392)
Purchase of noncontrolling ownership interest	—	—	—	(3,787)	—	—	(3,787)	(2,963)	(6,750)
Comprehensive Income:
Net income (loss)	—	—	—	—	(95,073)	—	(95,073)	789	(94,284)
Other comprehensive income (loss)	—	—	—	—	—	(1,390)	(1,390)	(217)	(1,607)
Balances, December 31, 2015	123,206	$20,688	$(170)	$669,120	$(119,238)	$(1,888)	$568,512	$—	$568,512
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
In our Drilling Services business, we drill oil and gas wells for customers in both the U.S. and international markets. We provide this service with both Company-owned rigs and customer-owned rigs. We refer to the provision of drilling services with customer owned rigs as our operations and maintenance (O&M) service in which operators own their own drilling rigs but choose Parker Drilling to operate and maintain the rigs for them. The nature and scope of activities involved in drilling an oil and gas well is similar whether it is drilled with a Company-owned rig (as part of a traditional drilling contract) or a customer-owned rig (as part of an O&M contract). In addition, we provide project related services, such as engineering, procurement, project management and commissioning of customer owned drilling facility projects. We have extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas.
    Our U.S. (Lower 48) Drilling segment provides drilling services with our Gulf of Mexico (GOM) barge rig drilling fleet and through U.S. (Lower 48) based O&M services. Our GOM barge drilling fleet operates barge rigs that drill for oil and natural gas in shallow waters in and along the inland waterways and coasts of Louisiana, Alabama and Texas. The majority of these wells are drilled in shallow water depths ranging from 6 to 12 feet. Our International & Alaska Drilling segment provides drilling services, with Company-owned rigs as well as through O&M contracts, and project related services. We strive to deploy our fleet of Parker-owned rigs in markets where we expect to have opportunities to keep the rigs consistently utilized and build a sufficient presence to achieve efficient operating scale.
In our Rental Tools Services business, we provide premium rental equipment and services to exploration and production (E&P) companies, drilling contractors and service companies on land and offshore in the United States (U.S.) and select international markets. Tools we provide include standard and heavy-weight drill pipe, all of which are available with standard or high-torque connections, tubing, pressure control equipment, including blow-out preventers (BOPs), drill collars and more. We also provide well construction services, which include tubular running services and downhole tools, and well intervention services, which include whipstock, fishing products and related services, as well as inspection and machine shop support. Generally, rental tools are used for only a portion of a well drilling program and are requested by the customer when they are needed, requiring us to keep a broad inventory of rental tools in stock. Rental tools are usually rented on a daily or monthly basis.
We have operated in over 50 countries since beginning operations in 1934, making us among the most geographically experienced drilling contractors and rental tools providers in the world. We currently have operations in 21 countries. Parker has set numerous world records for deep and extended-reach drilling land rigs and is an industry leader in quality, health, safety and environmental practices.
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
Noncontrolling Interest — We apply accounting standards related to noncontrolling interests for ownership interests in our subsidiaries held by parties other than Parker Drilling. We report noncontrolling interest as equity on the consolidated balance sheets and report net income (loss) attributable to controlling interest and to noncontrolling interest separately on the consolidated statements of operations. During the 2015 fourth quarter we incurred a $4.8 million loss on the sale of our controlling interest in a consolidated joint venture in Egypt, which also resulted in the disposal of the related noncontrolling interest of $2.2 million. Also, during the 2015 second quarter we incurred a $0.9 million loss on the divestiture of our controlling interest in a consolidated joint venture in Russia, which also resulted in the disposal of the related noncontrolling interest of $0.8 million. During the fourth quarter of 2015, we also purchased the remaining noncontrolling interest of ITS Arabia Limited for $6.75 million, of which $3.4 million remains payable to the seller at a later date. At the time of purchase, the carrying value of the noncontrolling interest was $3.0 million.
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
Reimbursable Revenues — The Company recognizes reimbursements received for out-of-pocket expenses incurred as revenues and accounts for out-of-pocket expenses as direct operating costs. Such amounts totaled $87.8 million, $82.6 million, and $69.7 million during the years ended December 31, 2015, 2014, and 2013, respectively. Additionally, the Company typically receives a nominal handling fee, which is recognized as earned in revenues in our consolidated statement of operations.
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
Goodwill — We account for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining noncontrolling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, plus the value of any noncontrolling interests, is recognized as goodwill. We perform our annual goodwill impairment review as of October 1 of each year, and more frequently if negative conditions or other triggering events arise. The quantitative impairment test we perform for goodwill utilizes certain assumptions, including forecasted revenue and costs assumptions. See Note 3 - Goodwill and Intangible Assets for further discussion.
Intangible Assets — Our intangible assets are related to trade names, customer relationships, and developed technology, which were acquired through acquisition and are generally amortized over a weighted average period of approximately three to six years. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss. See Note 3 - Goodwill and Intangible Assets for further discussion.
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

The components of our accounts and notes receivable, net of allowance for bad debt balance are as follows:

	December 31,
Dollars in thousands	2015	2014
Trade	$183,299	$281,640
Notes receivable	500	500
Allowance for bad debt(1)	(8,694)	(11,188)
Total accounts and notes receivable, net of allowance for bad debt	$175,105	$270,952

(1)	Additional information on the allowance for bad debt for the years ended December 31, 2015, 2014 and 2013 is reported on Schedule II — Valuation and Qualifying Accounts.
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

Land drilling equipment	3 to 20 years
Barge drilling equipment	3 to 20 years
Drill pipe, rental tools and other	4 to 15 years
Buildings and improvements	5 to 30 years
Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the lease.
Impairment — We evaluate the carrying amounts of long-lived assets for potential impairment when events occur or circumstances change that indicate the carrying values of such assets may not be recoverable. We evaluate recoverability by determining the undiscounted estimated future net cash flows for the respective asset groups identified. If the sum of the estimated undiscounted cashflows is less than the carrying value of the asset group, we measure the impairment as the amount by which the assets’ carrying value exceeds its fair value. Management considers a number of factors such as estimated future cash flows from the assets, appraisals and current market value analysis in determining fair value. Assets are written down to fair value if the final estimate of current fair value is below the net carrying value. The assumptions used in the impairment evaluation are inherently uncertain and require management judgment.
Capitalized Interest — Interest from external borrowings is capitalized on major projects until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets. Capitalized interest costs reduce net interest expense in the consolidated statements of operations. During 2015, 2014 and 2013, capitalized interest costs were $0.2 million, $1.2 million and $2.4 million, respectively.
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
At December 31, 2015 and 2014, we had deposits in domestic banks in excess of federally insured limits of approximately $91.3 million and $59.3 million, respectively. In addition, we had deposits in foreign banks, which were not insured at December 31, 2015 and 2014 of $44.1 million and $54.4 million, respectively.
Our customer base primarily consists of major, independent and national oil and natural gas companies and integrated service providers. We depend on a limited number of significant customers. Our largest customer, Exxon Neftegas Limited constituted 27.9 percent of our revenues for 2015.
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
Stock-Based Compensation — Under our long term incentive plan, we are authorized to issue the following: stock options; stock appreciation rights; restricted stock awards; restricted stock units; performance based awards; and other types of awards in cash or stock to key employees, consultants, and directors. We typically grant restricted stock units (RSUs), performance shares units (PSUs), performance cash units (PCUs) and phantom share units.

                Our RSUs are service-based awards and compensation expense is recognized ratably over the applicable vesting period, which is typically three years years for employees.  RSUs granted to non-management directors typically vest at the end of a one-year vesting period. The grant-date fair value of nonvested RSUs is determined based on the closing trading price of the company’s shares on the grant date. Our RSUs are settled in stock upon vesting.
                Our PSU, PCU and phantom stock awards are performance based awards containing payout conditions based on our performance against our peers with regard to relative total shareholder return (TSR) and absolute and relative return on capital employed (ROCE). The effects of these conditions are reflected in the grant-date fair value of the award using a simulation-based option pricing approach for valuation.
Typically, PSUs are settled in stock upon vesting and PCUs are settled in cash upon vesting. Phantom stock units represent a grant of hypothetical stock equivalent to shares of stock but are settled in cash upon vesting. PSUs, PCUs and phantom stock units vest fully at the end of a three year performance period. We evaluate the terms of each award to determine whether the award should be accounted for as equity or a liability under the stock compensation rules of U.S. GAAP, and have determined that PSUs should be accounted for as equity, while the PCUs and phantom stock units are accounted for as a liability. Compensation costs for PSUs, PCUs and phantom stock units are recognized ratably over the service period.
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
Legal and Investigation Matters — As of December 31, 2015, we have accrued an estimate of the probable and estimable costs for the resolution of certain legal and investigation matters. We have not accrued any amounts for other matters for which the liability is not probable and reasonably estimable.  Generally, the estimate of probable costs related to these matters is developed in consultation with our legal advisors. The estimates take into consideration factors such as the complexity of the issues, litigation risks and settlement costs. If the actual settlement costs, final judgments, or fines, after appeals, differ from our estimates, our future financial results may be adversely affected.
Note 2 — Acquisitions
Acquisition of ITS
On April 22, 2013 we acquired International Tubular Services Limited (ITS) and related assets (the ITS Acquisition) for an initial purchase price of $101 million paid at the closing of the ITS Acquisition. An additional $24 million was deposited into an escrow account, which was payable to the seller or to us in accordance with the ITS Acquisition agreement (the Acquisition Agreement). As of December 31, 2015, the escrow account was closed, with $20.7 million of the cash deposited in escrow released to the seller (or to third parties on behalf of the seller) and $3.3 million released to us ($2.75 million received in 2014 and $0.5 million received in 2015).
Acquisition of 2M-Tek
On April 17, 2015 we acquired 2M-Tek, a Louisiana-based manufacturer of equipment for tubular running and related well services (the 2M-Tek Acquisition) for an initial purchase price of $10.4 million paid at the closing of the acquisition, plus $8.0 million of contingent consideration payable to the seller upon the achievement of certain milestones over the 24-month period following the closing of the 2M-Tek Acquisition. The fair value of the consideration transferred was $17.2 million, which includes the $10.4 million paid at closing plus the estimated fair value of the contingent consideration of $6.8 million. We have recorded the fair value of the liability for contingent consideration in "accrued liabilities" on our consolidated balance sheet. During the fourth quarter of 2015 we paid $2.0 million of the contingent consideration upon the achievement of certain milestones.
We included the operations and related assets acquired and liabilities we assumed in our Rental Tools segment. This acquisition will complement our existing international tubular running services (TRS) business. The acquisition secures our access to a proprietary casing running tool while minimizing the total capital cost of TRS equipment going forward.
Allocation of Consideration Transferred to Net Assets Acquired
The purchase price has been allocated to the fair value of the assets acquired and liabilities assumed. The company used recognized valuation techniques to determine the fair value of the assets and liabilities. The assets acquired and liabilities assumed were recorded at fair value in accordance with U.S. GAAP. Acquisition date fair values represent either Level 2 fair value measurements (current assets and liabilities, property plant and equipment) or Level 3 fair value measurements (intangible assets).

Dollars in thousands	April 17, 2015
Current Assets:
Cash and Cash Equivalents	$17
Accounts Receivable, net	1,112
Rig materials and supplies	883
Total current assets	2,012
Property, plant and equipment	477
Goodwill	6,708
Intangible assets	13,470
Total Assets	$22,667
Current Liabilities:
Accounts payable and accrued liabilities	$863
Total current liabilities	863
Deferred tax liability	4,601
Total Liabilities	5,464
Net Assets Acquired	17,203
Total consideration transferred	$17,203
Pro forma results of operations have not been presented because the effect of the acquisition was not material to our results of operations. Acquisition-related costs for the year ended December 31, 2015 were approximately $0.4 million.
Note 3 - Goodwill and Intangible Assets
We account for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining noncontrolling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, plus the value of any noncontrolling interests, is recognized as goodwill. We perform our annual goodwill impairment review as of October 1 of each year, and more frequently if negative conditions or other triggering events arise. As a result of our 2015 analysis, we determined that the fair value of the reporting unit exceeded its net book value and therefore, no goodwill impairment was necessary. Should current market conditions worsen or persist for an extended period of time, an impairment of the carrying value of our goodwill could occur.
As part of the 2M-Tek Acquisition we recognized $6.7 million of goodwill and acquired definite-lived intangible assets with an acquisition date fair value of $13.5 million. As part of the ITS Acquisition, we acquired definite-lived intangible assets with an acquisition date fair value of $8.5 million. During the 2015 fourth quarter, we sold our controlling interest in a joint venture in Egypt resulting in the write-off of $0.6 million of intangible assets related to customer relationships and trade name. All of the Company's goodwill and intangible assets are allocated to the Rental Tools segment.
Goodwill
The change in the carrying amount of goodwill for the year ended December 31, 2015 is as follows:

Dollars in thousands	Goodwill
Balance at December 31, 2014	$—
Acquisition	6,708
Balance at December 31, 2015	$6,708
Of the total amount of goodwill recognized, zero is expected to be deductible for income tax purposes.

Intangible Assets
Intangible Assets consist of the following:

		As of December 31, 2015
Dollars in thousands	Estimated Useful Life (Years)	Gross Carrying Amount	Write-off Due to Sale	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Developed Technology	6	$11,630	$—	$(1,454)	10,176
Customer Relationships	3	5,400	(264)	(4,611)	525
Trade Names	5	4,940	(332)	(1,932)	2,676
Total Amortized intangible assets		$21,970	$(596)	$(7,997)	$13,377
Amortization expense was $4.3 million, $2.6 million, and $1.7 million for the year ended December 31, 2015, 2014, and 2013 respectively.
Our remaining intangibles amortization expense for the next five years is presented below:

Dollars in thousands	Expected future intangible amortization expense
2016	$3,448
2017	$2,801
2018	$2,306
2019	$2,306
2020	$2,030
Beyond 2020	$486

Note 4 — Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

Dollars in thousands	Foreign Currency Items
December 31, 2014	$(498)
Current period other comprehensive income	(1,390)
December 31, 2015	$(1,888)
As a result of the sale of our controlling interest in a consolidated joint venture in Egypt, $0.5 million was reclassified out of accumulated other comprehensive income and into earnings for the year ended December 31, 2015 related to foreign currency translation losses.

Note 5 — Property, Plant and Equipment
The components of our property, plant and equipment balance are as follows:

	December 31,
Dollars in Thousands	2015	2014
Property, Plant and Equipment, at cost:
Drilling Equipment	$1,396,748	$1,383,308
Rental Tools	521,662	494,924
Building, Land and Improvements	53,576	53,024
Other	114,465	95,074
Construction in Progress	21,770	70,668
Total Property, Plant and Equipment at cost	2,108,221	2,096,998
Less: Accumulated Depreciation and Amortization	1,302,380	1,201,058
Property, Plant, and Equipment, Net	$805,841	$895,940
Depreciation expense was $151.9 million, $142.5 million and $132.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Provision for Reduction in Carrying Value of an Asset
Asset impairment evaluations are, by nature, highly subjective. They involve expectations about future cash flows generated by our assets and reflect management’s assumptions and judgments regarding future industry conditions and their effect on future utilization levels, dayrates and costs. The use of different estimates and assumptions could result in materially different carrying values of our assets.
We review the carrying amounts of long-lived assets for potential impairment when events occur or circumstances change that indicate the carrying values of such assets may not be recoverable. During the 2015 third quarter, as a result of the continued decline in oil prices and expected slower recovery, we performed a recoverability test for our respective asset groups. Based on the results of our recoverability test, the current carrying values of our asset groups are fully recoverable through our future estimated cash flows and thus were not subject to impairment at September 30, 2015. The determination of our forecasted cashflows for the respective asset groups included underlying assumptions and estimates with regard to dayrates, utilization, operating costs and capital expenditures associated with each rig based on its expected operating status (i.e. operating, stacked, etc.). During the 2015 fourth quarter, in response to the continuing deterioration of oil prices and market conditions, we updated our recoverability analysis to address significant changes in assumptions for our respective asset groups. Based on the results of our analysis, the respective asset groups were deemed recoverable and were not subject to impairment at December 31, 2015. Should current market conditions worsen or persist for an extended period of time, an impairment of the carrying value of our long-lived assets could occur.
Although no impairment of our asset groups was identified as a result of our 2015 third and fourth quarter analyses, during the year ended December 31, 2015, we recorded $12.5 million of provisions for reduction in carrying value of assets. During the 2015 fourth quarter management made a decision to exit the Drilling Services business in the Colombia market. As of December 31, 2015 there were three-rigs in the country. One of the rigs is being marketed for operations outside of Colombia, and for the remaining two rigs, components of the rigs that are useable elsewhere in our operations are being re-deployed and the carrying value of the remaining components has been written-off, resulting in a provision for reduction in carrying value of $4.8 million. In addition, during the 2015 fourth quarter, to adjust to the lower level of current and expected drilling activity, we performed a review of certain individual assets within our asset groups and recorded a $4.3 million provision for reduction in carrying value of assets primarily related to drilling equipment in our International & Alaska Drilling segment. During the 2015 second and third quarters, the Company wrote-off a combined $3.2 million related to certain international rental tools and drilling rigs that management concluded were no longer marketable and the carrying value of the rigs and equipment was no longer recoverable.
During the 2014 fourth quarter, we performed a recoverability test for our asset groups to determine if the carrying value of such assets was recoverable. Based on the results of our recoverability test, the current carrying values of our asset groups were fully recoverable through our future estimated cash flows. We therefore concluded that the asset groups were not subject to impairment at December 31, 2014.

Disposition of Assets
During the normal course of operations, we periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Net gains recorded on asset disposition for the year ended December 31, 2015 were $1.6 million. The net gains for 2015 were primarily the result of a gain from an insurance settlement received during the first quarter of 2015 related to previously realized asset losses. This gain was partially offset by losses incurred during the 2015 fourth quarter related to equipment retirements.
Net gains recorded on assets dispositions for the year ended December 31, 2014 were $1.1 million. The net gains for 2014 were primarily the result of the sale of long lived assets, including the sale of two rigs located in Kazakhstan during the fourth quarter. The sale included the rigs, rig related inventory, property and leasehold improvements. The assets had a carrying value at the time of sale of $3.8 million and were sold for proceeds of $3.5 million, resulting in a net loss of approximately $0.3 million.
Note 6 — Income Taxes
Income (loss) before income taxes is summarized below:

	Year Ended December 31,
Dollars in thousands	2015	2014	2013
United States	$(77,368)	$37,547	$32,136
Foreign	5,397	10,990	20,651
	$(71,971)	$48,537	$52,787
Income tax expense (benefit) is summarized as follows:

	Year Ended December 31,
Dollars in thousands	2015	2014	2013
Current:
United States:
Federal	$2,485	$(3,079)	$(3,658)
State	365	5,335	1,968
Foreign	16,754	20,311	14,599

Deferred:
United States:
Federal	(141)	4,703	10,720
State	(4,769)	(379)	2,820
Foreign	7,619	(2,815)	(841)
	$22,313	$24,076	$25,608

Total income tax expense differs from the amount computed by multiplying income before income taxes by the U.S. federal income tax statutory rate. The reasons for this difference are as follows:

	Year Ended December 31,
	2015		2014		2013
Dollars in thousands	Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income
Computed Expected Tax Expense (Benefit)	$(25,190)	35.0%	$16,988	35.0%	$18,476	35.0%
Foreign Taxes	16,043	(22.3)%	11,221	23.1%	12,470	23.6%
Tax Effect Different From Statutory Rates	(2,729)	3.8%	(3,389)	(7.0)%	(8,920)	(16.9)%
State Taxes, net of federal benefit	(4,544)	6.3%	3,117	6.4%	4,099	7.8%
Foreign Tax Credits	(5,566)	7.7%	(3,043)	(6.3)%	(1,484)	(2.8)%
Change in Valuation Allowance	40,676	(56.5)%	2,800	5.8%	1,975	3.7%
Uncertain Tax Positions	(81)	0.1%	(1,125)	(2.3)%	2,472	4.7%
Permanent Differences	1,696	(2.4)%	676	1.4%	4,005	7.6%
Prior Year Return to Provision Adjustments	1,555	(2.1)%	(2,618)	(5.4)%	(6,268)	(11.9)%
Other	453	(0.6)%	(551)	(1.1)%	(1,217)	(2.3)%
Unremitted Foreign Earnings-Current Year Adjustment	—	—%	—	—%	—	—%
Actual Tax Expense	$22,313	(31.0)%	$24,076	49.6%	$25,608	48.5%

The components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 are shown below:

	December 31,
Dollars in thousands	2015	2014
Deferred tax assets
Deferred tax assets:
Federal net operating loss carryforwards	63,607	17,235
State net operating loss carryforwards	5,839	1,130
Other state deferred tax asset, net	3,170	1,658
Foreign Tax Credits	45,751	37,344
FIN 48	1,789	4,870
Foreign tax	27,861	28,656
Asset Impairment	33,723	38,931
Accruals not currently deductible for tax purposes	4,315	7,053
Deferred compensation	3,487	3,210
Other	845	—
Gross long-term deferred tax assets	190,387	140,087
Valuation Allowance	(51,105)	(9,922)
Net deferred tax assets, net of valuation allowance	139,282	130,165
Deferred tax liabilities:
Deferred tax liabilities:
Property, Plant and equipment	(59,879)	(43,637)
Foreign tax local	(3,169)	(4,985)
Other state deferred tax liability, net	(5,606)	(3,491)
Other	—	(2)
Gross deferred tax liabilities	(68,654)	(52,115)
Net deferred tax asset	$70,628	$78,050
As part of the process of preparing the consolidated financial statements, the Company is required to determine its provision for income taxes. This process involves estimating the annual effective tax rate and the nature and measurements of temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. These differences and the operating loss and tax credit carryforwards result in deferred tax assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of appropriate character in each taxing jurisdiction during the periods in which those temporary differences become deductible. Management considers the weight of available evidence, both positive and negative, including the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. To the extent the Company believes that it does not meet the test that recovery is more likely than not, it establishes a valuation allowance. To the extent that the Company establishes a valuation allowance or changes this allowance in a period, it adjusts the tax provision or tax benefit in the consolidated statement of operations. We use our judgment in determining provisions or benefits for income taxes, and any valuation allowance recorded against previously established deferred tax assets. We have measured the value of our deferred tax assets for the year ended December 31, 2015 based on the cumulative weight of positive and negative evidence that exists as of the date of the financial statements.  Should the cumulative weight of all available positive and negative evidence change in the forecast period, the expectation of realization of deferred tax assets existing as of December 31, 2015 and prospectively may change.
The 2015 results include income tax benefits of $24.7 million for depreciation and amortization relating to our two arctic-class drilling rigs in Alaska. In addition, we increased our valuation allowance by $40.6 million primarily related to U.S. foreign tax credits and certain foreign net operating losses. We established the valuation allowance based on the weight of available evidence, both positive and negative, including results of recent and current operations and our estimates of future taxable income or loss by jurisdiction in which we operate. In order to determine the amount of deferred tax assets or liabilities, as well as the valuation allowances, we must make estimates and assumptions regarding future taxable income, where rigs will be deployed and other business considerations. Changes in these estimates and assumptions, including changes in tax laws and other changes impacting our ability to recognize the underlying deferred tax assets, could require us to adjust the valuation allowances.

The 2014 results include income tax benefits of $2.2 million related to the settlement of our U.S. Federal Internal Revenue Service refund claim for periods 2008-2011 and $25.0 million for depreciation and amortization relating to our two arctic-class drilling rigs in Alaska. In addition, we increased our valuation allowance by $2.8 million primarily related to foreign net operating losses.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Dollars in thousands
Balance at January 1, 2015	$(8,199)
Additions based on tax positions taken during a prior period	(638)
Reductions based on tax positions taken during a prior period	1,000
Balance at December 31, 2015	$(7,837)
In many cases, our uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2015:

Colombia	2011-present
Kazakhstan	2007-present
Mexico	2010-present
Papua New Guinea	2012-present
Russia	2012-present
United States — Federal	2009-present
United Kingdom	2013-present
At December 31, 2015, we had a liability for unrecognized tax benefits of $7.8 million ($3.6 million of which, if recognized, would favorably impact our effective tax rate), on which no payments were made during 2015.
The Company recognized interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015 and December 31, 2014 we had approximately $3.4 million and $3.3 million of accrued interest and penalties related to uncertain tax positions, respectively. We recognized an increase of $0.4 million of interest and no penalties on unrecognized tax benefits for the year ended December 31, 2015.
As of December 31, 2015, the Company has permanently reinvested accumulated undistributed earnings of foreign subsidiaries and, therefore, has not recorded a deferred tax liability related to subject earnings. Upon distribution of additional earnings in the form of dividends or otherwise, we could be subject to U.S. income taxes and foreign withholding taxes. It is not practicable to determine precisely the amount of taxes that may be payable on the eventual remittance of these earnings due to many factors, including application of foreign tax credits, levels of accumulated earnings and profits at the time of remittance, and the sources of earnings remitted.
Note 7 — Long-Term Debt
The following table illustrates the Company’s current debt portfolio as of December 31, 2015 and December 31, 2014:

	December 31,
Dollars in thousands	2015	2014
6.75% Senior Notes, due July 2022	$360,000	$360,000
7.50% Senior Notes, due August 2020	225,000	225,000
Term Note, due December 2017	—	30,000
Total debt	585,000	615,000
Less current portion (1)	—	10,000
Total long-term debt	$585,000	$605,000
(1) Current portion of the Term Loan
6.75% Senior Notes, due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of 6.75% Senior Notes, due July 2022 (6.75% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 6.75% Notes offering plus a $40.0 million Term Loan draw under the Amended and Restated Senior Secured

Credit Agreement (2012 Secured Credit Agreement) and cash on hand were utilized to purchase $416.2 million aggregate principal amount of our outstanding 9.125% Senior Notes due 2018 (9.125% Notes) pursuant to a tender and consent solicitation offer commenced on January 7, 2014. See further discussion of the tender and consent solicitation offer below entitled "9.125% Senior Notes, due April 2018".
The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the Second Amended and Restated Senior Secured Credit Agreement (2015 Secured Credit Agreement) and our 7.50% Senior Notes due 2020 (7.50% Notes, and collectively with the 6.75% Notes, the Senior Notes). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($6.2 million net of amortization as of December 31, 2015) are being amortized over the term of the notes using the effective interest rate method.
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
The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($4.0 million, net of amortization as of December 31, 2015) are being amortized over the term of the notes using the effective interest rate method.
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
2015 Secured Credit Agreement
On January 26, 2015 we entered into the 2015 Secured Credit Agreement, which amended and restated the 2012 Secured Credit Agreement. The 2015 Secured Credit Agreement is comprised of a $200.0 million revolving credit facility (2015 Revolver) and matures on January 26, 2020. The 2012 Secured Credit Agreement consisted of an $80.0 million revolving credit facility and a $50.0 million term loan (Term Loan). At the closing of the 2015 Secured Credit Agreement, the outstanding balance on the Term Loan was $30 million, and we repaid this balance with a $30.0 million draw on the 2015 Revolver. On June 1, 2015, we executed the first amendment to the 2015 Secured Credit Agreement in order to amend certain provisions of the 2015 Secured Credit Agreement regarding the definition of “Change of Control.” On September 29, 2015, we executed the second amendment to the 2015 Secured Credit Agreement (the “Second Amendment”). Among other things, the Second Amendment: (a) gradually increases the permissible consolidated leverage ratio from a maximum of 4.00:1.00 to 5.75:1.00 through December 31, 2016, which thereafter gradually reduces to 4.00:1.00 by December 31, 2017; (b) reduces the consolidated interest coverage ratio from 2.50:1:00 to 2.25:1.00 for each quarter of 2016, and returning to 2.50:1.00 thereafter; (c) increases the Applicable Rate for certain higher levels of consolidated leverage to a maximum of 4.00 percent per annum for LIBOR rate loans and to 3.00 percent per annum for base rate loans; (d) allows multi-year letters of credit up to an aggregate amount of $5 million; (e) limits payment prior to September 30, 2017 of certain restricted payments and certain prepayments of unsecured senior notes and other specified forms of indebtedness; and (f) removes the option of the Company, subject to the consent of the lenders, to increase the Credit Agreement up to an additional $75 million. We incurred debt issuance costs related to the 2015 Secured Credit Agreement of approximately $2.0 million and had approximately $0.8 million of remaining debt issuance costs for the 2012 Secured Credit agreement. The total debt issuance costs of $2.8 million ($2.4 million, net of amortization as of December 31, 2015) are being amortized over the term of the 2015 Secured Credit Agreement on a straight line basis.
Our obligations under the 2015 Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, certain U.S.-based rental equipment of the Company and its subsidiary guarantors and the equity interests of certain of the Company's subsidiaries. The 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness, liens, restrictions on entry into certain affiliate transactions and payments (including payment of dividends) and maintenance of certain ratios and coverage tests (including a minimum asset coverage ratio of 1.25:1.00 at each quarter end, a consolidated leverage ratio, as described above, a consolidated interest coverage ratio, as described above, and a maximum senior secured leverage ratio of 1.50:1:00 at each quarter end). We were in compliance with all such covenants as of December 31, 2015.
Our 2015 Revolver is available for general corporate purposes and to support letters of credit. Interest on 2015 Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. As a result of the Second Amendment, the Applicable Rate ranges from 2.50 percent to 4.00 percent per annum for LIBOR rate loans and from 1.50 percent to 3.00 percent per annum for base rate loans, determined by reference to the consolidated leverage ratio (as defined in the 2015 Secured Credit Agreement). Revolving loans are available subject to a quarterly asset coverage ratio calculation based on the Orderly Liquidation Value of certain specified rigs including barge rigs in the GOM and land rigs in Alaska, and certain U.S.-based rental equipment of the Company and its subsidiary guarantors and a percentage of eligible domestic accounts receivable. The $30.0 million draw at the closing of the 2015 Secured Credit Agreement was repaid in full during the first quarter of 2015 with cash on hand. Letters of credit outstanding against the 2015 Revolver as of December 31, 2015 totaled $12.5 million. There were no amounts drawn on the 2015 Revolver as of December 31, 2015.
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
Fair value of our debt instruments is determined using Level 2 inputs. Fair values and related carrying values of our debt instruments were as follows for the periods indicated:

	December 31, 2015		December 31, 2014
Dollars in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt
6.75% Notes	$360,000	$246,600	$360,000	$270,000
7.50% Notes	225,000	171,000	225,000	180,000
Total	$585,000	$417,600	$585,000	$450,000
The assets acquired and liabilities assumed in the 2M-Tek Acquisition were recorded at fair value in accordance with U.S. GAAP. Acquisition date fair values represent either Level 2 fair value measurements (current assets and liabilities, property, plant and equipment) or Level 3 fair value measurements (intangible assets).
Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the year ended December 31, 2015.
Note 9 — Stock-Based Compensation
Stock Plan
In 2015 and 2014 stock-based compensation awards were granted to employees under the Company's 2010 Long-Term Incentive Plan, as amended and restated in May 2013 (the Stock Plan).
The Stock Plan was approved by the stockholders at the Annual Meeting of Stockholders on May 8, 2013. The Stock Plan authorizes the compensation committee or the board of directors to issue stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance based awards, and other types of awards in cash or stock to key employees, consultants, and directors.
The maximum number of shares that may be delivered pursuant to the awards granted under the Stock Plan is 11,000,000 shares of common stock. As of December 31, 2015 there were 1,311,131 shares remaining available under the Stock Plan.
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
We currently issue three types of stock-based awards: restricted stock units (RSUs), performance share units (PSUs) and phantom stock units:

•
RSUs entitle a grantee to receive a share of common stock on a specified vesting date. RSUs are service-based awards and compensation expense is recognized ratably over the applicable vesting period. The grant-date fair value of nonvested RSUs is determined based on the closing trading price of the company’s shares on the grant date. RSUs are settled in stock upon vesting.

•
PSUs are performance-based awards as further described under "Performance-Based Awards" below. Compensation costs for PSUs are recognized ratably over a three year performance period. PSUs vest fully at the end of the three year performance period and are typically settled in stock upon vesting.

•
Phantom stock units are performance-based awards and represent the equivalent of one share of Common Stock as of the grant date. Compensation costs for phantom stock units are recognized based on the change in fair value of the awards during the performance period. Phantom stock units vest fully at the end of the three year performance period and are settled in cash or other form of immediately available funds upon vesting.

The following table presents RSUs and PSUs granted, vested and forfeited during 2015 under the Company's Stock Plan:

Nonvested Units	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2015	3,344,813	$5.66
Granted	2,996,151	3.08
Vested	(1,463,494)	5.48
Forfeited	(103,062)	5.74
Nonvested at December 31, 2015	4,774,408	$4.08
In 2015, 2014, and 2013 we issued 2,996,151 units, 1,541,395 units, and 2,602,973 units, respectively, of RSUs to selected key personnel. On May 9, 2013 Chris Weber was elected Senior Vice President and Chief Financial Officer of the Company. As part of his employment agreement, he was granted 261,438 RSUs. This award was granted outside of the Company’s Stock Plan but is subject to substantially the same terms and conditions of other service-based RSUs granted by the Company to its executive officers.
Total stock-based compensation expense recognized relating to RSUs and PSUs for the years ended December 31, 2015, 2014, and 2013 was $8.4 million, $9.3 million, and $9.4 million, respectively, all of which was related to nonvested RSUs and PSUs. The total fair value of the units vested during the years ended December 31, 2015, 2014, and 2013 was $8.0 million, $7.1 million, and $7.4 million, respectively. The fair value of RSUs is determined based on the closing trading price of the Company’s stock on the grant date. The per-share weighted-average grant-date fair value of units granted during the years 2015, 2014, and 2013 was $3.08, $6.66, and $4.77, respectively. Stock-based compensation expense is included in our consolidated statements of operations in “General and administration expenses.”
Nonvested RSUs at December 31, 2015 totaled 4,774,408 and total unrecognized compensation cost related to unamortized RSUs was $7.6 million as of December 31, 2015. The remaining unrecognized compensation cost related to non-vested RSUs will be amortized over a weighted-average vesting period of approximately 18 months.
Performance-Based Awards
We currently issue two types of performance-based awards: performance cash units (PCUs) and phantom stock units. In prior years, we issued PSUs and PCUs.
PCUs are performance-based awards that contain payout conditions which are based on our performance against our peers with regard to relative return on capital employed (ROCE) over a three-year performance period. PCUs are settled in cash. Each PCU has a nominal value of $100.00. A maximum of 200 percent of the number of PCUs granted may be earned if performance at the maximum level is achieved. PCUs vest to the extent earned at the end of a three year performance period.
Phantom stock units are performance based awards denominated in a number of shares which contain payout conditions based on our performance against our peers with regard to relative total shareholder return (TSR) over a three-year performance period. Phantom stock units are settled in cash or other form of immediately-available funds upon vesting. They represent a grant of hypothetical stock equivalent to shares of stock but the employee receives cash upon vesting. We used a simulation-based option pricing approach to determine the fair value of these awards. A maximum of 250 percent of the number of phantom stock units granted may be earned if performance at the maximum level is achieved. Phantom stock units vest fully at the end of the three year performance period.
PSUs are also performance-based awards that contain payout conditions which are based on our performance against our peers with regard to relative TSR over a three-year performance period. The effects of these conditions are reflected in the grant-date fair value of the award using a simulation-based option pricing approach for valuation. A maximum of 250 percent of the number of PSUs granted may be earned if performance at the maximum level is achieved. PSUs vest to the extent earned at the end of a three year performance period.
We evaluate the terms of each award to determine if the award should be accounted for as equity or a liability under the stock compensation rules of U.S. GAAP. PCUs and phantom stock units are classified as liability awards and PSUs are classified as equity awards.

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
The following table presents PCUs granted and forfeited under the Company's Stock Plan:

	Year ended December 31,
	2015	2014	2013
Granted	17,091	16,574	18,000
Forfeited	—	110	13,358
Compensation expense recognized related to PCUs for the years ended December 31, 2015, 2014, and 2013 was $2.3 million, $1.9 million, and $1.8 million, respectively.
The following table presents phantom stock units granted and forfeited under the Company's Stock Plan:

	Year ended December 31,
	2015	2014	2013
Granted	541,127	—	—
Forfeited	—	—	—
Compensation expense recognized related to phantom stock units for the year ended December 31, 2015 was $0.4 million, and there was no expense recognized in 2014 or 2013.
Note 10 — Reconciliation of Income and Number of Shares Used to Calculate Basic and Diluted Earnings per Share (EPS)

	For the Year Ended December 31, 2015
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$(95,073,000)	122,562,187	$(0.78)
Effect of dilutive securities:
Stock options and restricted stock		—	$—
Diluted EPS	$(95,073,000)	122,562,187	$(0.78)

	For the Year Ended December 31, 2014
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$23,451,000	121,186,464	$0.19
Effect of dilutive securities:
Stock options and restricted stock		1,890,184	$—
Diluted EPS:	$23,451,000	123,076,648	$0.19

	For the Year Ended December 31, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$27,015,000	119,284,468	$0.23
Effect of dilutive securities:
Stock options and restricted stock		1,940,082	$(0.01)
Diluted EPS:	$27,015,000	121,224,550	$0.22
For the year ended December 31, 2015, all common shares potentially issuable in connection with outstanding restricted stock unit awards have been excluded from the calculation of diluted EPS as the company incurred a loss for that year, and therefore, inclusion of such potential common shares in the calculation would be anti-dilutive.

For the years ended December 31, 2014 and 2013, our computation of diluted EPS includes the dilutive effect of common shares potentially issuable in connection with outstanding RSUs and PSUs.
Note 11 — Employee Benefit Plan
The Company sponsors a defined contribution 401(k) plan (Plan) in which substantially all U.S. employees are eligible to participate. The Company currently matches 100 percent of each participant’s pre-tax contributions in an amount not exceeding 4 percent of the participant's compensation and 50 percent of each participant’s pre-tax contributions in an amount not exceeding 2 percent of the participant's compensation, up to the maximum amount of contributions allowed by law. The costs of our matching contributions to the Plan were $4.0 million, $4.7 million and $3.6 million in 2015, 2014 and 2013, respectively. Employees become 100 percent vested in the employer match contributions immediately upon participation in the Plan.
Note 12 — Reportable Segments
Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. We report our Rental Tools Services business as one reportable segment (Rental Tools) and report our Drilling Services business as two reportable segments: (1) U.S. (Lower 48) Drilling and (2) International & Alaska Drilling. Within the three reportable segments, we have aggregated our U.S. and international rental tools business units under Rental Tools, one business unit under U.S. (Lower 48) Drilling, and our Arctic, Eastern Hemisphere and Latin America business units under International & Alaska Drilling for a total of six business units. The Company has aggregated each of its business units in one of the three reporting segments based on the guidelines of ASC Topic 280, “Segment Reporting” (“ASC Topic 280”). We eliminate inter-segment revenue and expenses. We disclose revenue under the three reportable segments based on the similarity of the use and markets for the groups of products and services within each segment.
Drilling Services Business Line
In our Drilling Services business, we drill oil and gas wells for customers in both the U.S. and international markets. We provide this service with both Company-owned rigs and customer-owned rigs. We refer to the provision of drilling services with customer owned rigs as our operations and maintenance (O&M) service in which operators own their own drilling rigs but choose Parker Drilling to operate and maintain the rigs for them. The nature and scope of activities involved in drilling an oil and gas well is similar whether it is drilled with a Company-owned rig (as part of a traditional drilling contract) or a customer-owned rig (as part of an O&M contract). In addition, we provide project related services, such as engineering, procurement, project management and commissioning of customer owned drilling facility projects. We have extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas.
U.S. (Lower 48) Drilling
Our U.S. (Lower 48) Drilling segment provides drilling services with our Gulf of Mexico (GOM) barge drilling rig fleet and through U.S. (Lower 48) based O&M services. Our GOM barge drilling fleet operates barge rigs that drill for oil and natural gas in shallow waters in and along the inland waterways and coasts of Louisiana, Alabama and Texas. The majority of these wells are drilled in shallow water depths ranging from 6 to 12 feet. Our rigs are suitable for a variety of drilling programs from inland coastal waters, requiring shallow draft barges, to open water drilling on both state and federal water projects requiring more robust hull depth capabilities. The barge drilling industry in the GOM is characterized by cyclical activity where utilization and dayrates are typically driven by oil and gas prices and our customers’ access to project financing. Contract terms tend to be well-to-well or multi-well programs, most commonly ranging from 45 to 150 days.
International & Alaska Drilling
Our International & Alaska Drilling segment provides drilling services, with Company-owned rigs as well as through O&M contracts, and project-related services. The drilling markets in which this segment operates have one or more of the following characteristics:

•	customers that typically are major, independent or national oil and natural gas companies or integrated service providers;

•	drilling programs in remote locations with little infrastructure requiring a large inventory of spare parts and other ancillary equipment and self-supported service capabilities;

•
complex wells and/or harsh environments (such as high pressures, deep depths, hazardous or geologically challenging conditions and sensitive environments) requiring specialized equipment and considerable experience to drill; and

•	drilling and O&M contracts that generally cover periods of one year or more
Our Rental Tools Services Business

Our Rental Tools segment provides premium rental equipment and services to exploration and production (E&P) companies, drilling contractors and service companies on land and offshore in the United States (U.S.) and select international markets. Tools we provide include standard and heavy-weight drill pipe, tubing, pressure control equipment, including blow-out preventers (BOPs), drill collars and more. We also provide well construction services, which include tubular running services and downhole tools, and well intervention services, which include whipstock, fishing products and related services, as well as inspection and machine shop support. Our largest single market for rental tools is U.S. land drilling. Generally, rental tools are used for only a portion of a well drilling program and are usually rented on a daily or monthly basis.

With regard to FASB ASC 280-10-50-41, we respectfully note that the Reportable Segments note to the consolidated financial statements includes tabular disclosure by material geography of revenue, operating gross margins and long-lived assets.
The following table represents the results of operations by reportable segment:

	Year Ended December 31,
Dollars in thousands	2015	2014	2013
Revenues:
Drilling Services:
U.S. (Lower 48) Drilling(1)	$30,358	$158,405	$153,624
International & Alaska Drilling(1)	435,096	462,513	410,507
Total Drilling Services	465,454	620,918	564,131
Rental Tools(1)	246,729	347,766	310,041
Total revenues	712,183	968,684	874,172
Operating income:
Drilling Services:
U.S. (Lower 48) Drilling(2)	(28,309)	46,831	54,203
International & Alaska Drilling(2)	45,211	34,405	23,080
Total Drilling Services	16,902	81,236	77,283
Rental Tools(2)	12,797	72,946	91,164
Total operating gross margin	29,699	154,182	168,447
General and administrative expense	(36,190)	(35,016)	(68,025)
Provision for reduction in carrying value of certain assets	(12,490)	—	(2,544)
Gain on disposition of assets, net	1,643	1,054	3,994
Total operating income (loss)	(17,338)	120,220	101,872
Interest expense	(45,155)	(44,265)	(47,820)
Interest income	269	195	2,450
Loss on extinguishment of debt	—	(30,152)	(5,218)
Other income (loss)	(9,747)	2,539	1,503
Income (loss) from continuing operations before income taxes	$(71,971)	$48,537	$52,787

(1)
Exxon Neftegas Limited (ENL), was our largest customer in each of the years ended December 31, 2015, 2014, and 2013. ENL constituted approximately 27.9 percent, 18.7 percent, and 15.6 percent of our total consolidated revenues in the years ended December 31, 2015, 2014, and 2013, respectively, and approximately 45.6 percent, 39.2 percent, and 33.3 percent of our International & Alaska Drilling segment revenues in the years ended December 31, 2015, 2014, and 2013, respectively.

(2)	Operating income is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

The following table represents capital expenditures and depreciation and amortization by reportable segment:

	Year Ended December 31,
Dollars in thousands	2015	2014	2013
Capital expenditures:
U.S. (Lower 48) Drilling	$2,731	$43,120	$23,796
International & Alaska Drilling	13,458	26,761	40,822
Rental Tools	67,189	95,340	76,928
Corporate	4,819	14,292	14,099
Total capital expenditures	$88,197	$179,513	$155,645
Depreciation and amortization: (1)
U.S. (Lower 48) Drilling	$22,420	$21,260	$15,212
International & Alaska Drilling	64,539	59,684	62,988
Rental Tools	69,235	64,177	55,853
Total depreciation and amortization	$156,194	$145,121	$134,053

(1)
For presentation purposes, depreciation for corporate assets of $7.5 million, $5.0 million, and $3.5 million for the years then ended December 31, 2015, 2014 and 2013, respectively, has been allocated to the above reportable segments.

The following table represents identifiable assets by reportable segment:

	Year Ended December 31,
Dollars in Thousands	2015	2014
Identifiable assets:
U.S. (Lower 48) Drilling	$102,121	$124,701
International & Alaska Drilling	629,784	764,794
Rental Tools	429,281	444,195
Total identifiable assets	1,161,186	1,333,690
Corporate	215,718	186,969
Total assets	$1,376,904	$1,520,659

The following table represents selected geographic information:

	Year Ended December 31,
Dollars in Thousands
Revenues by geographic area:	2015	2014	2013
Russia	$165,193	$154,817	$131,037
Other CIS	61,145	59,881	54,296
EMEA & Asia	148,015	183,460	135,499
Latin America	69,989	86,651	101,154
United States	231,779	440,642	425,800
Other(1)	36,062	43,233	26,386
Total revenues	$712,183	$968,684	$874,172

Long-lived assets by geographic area:(2)
Russia	$22,607	$25,728
Other CIS	44,675	49,883
EMEA & Asia	130,434	145,093
Latin America	63,919	85,492
United States(3)	544,206	589,744
Other	—	—
Total long-lived assets	$805,841	$895,940

(1)	This category includes our project services activities, as the revenue generated by our project service activities benefit our various geographic locations.

(2)	Long-lived assets consist of property, plant and equipment, net.

(3)
The long-lived assets for our project service activities primarily relate to office furniture and fixtures and are located in the United States; therefore, they have been included in the United States line item.

Note 13 — Commitments and Contingencies
The Company has various lease agreements for office space, equipment, vehicles and personal property. These obligations extend through 2025 and are typically non-cancelable. Most leases contain renewal options and certain of the leases contain escalation clauses. Future minimum lease payments at December 31, 2015, under operating leases with non-cancelable terms are as follows:

Dollars in Thousands	Year Ended December 31,
2016	$10,145
2017	7,939
2018	6,131
2019	4,314
2020	3,156
Thereafter	5,088
Total	$36,773
Total rent expense for all operating leases amounted to $19.2 million, $21.8 million and $19.9 million for 2015, 2014, and 2013, respectively.

Self Insurance
We are self-insured for certain losses relating to workers’ compensation, employers’ liability, general liability (for onshore liability), protection and indemnity (for offshore liability) and property damage. Our exposure (that is, the retention or deductible) per occurrence is $250,000 for worker’s compensation and employer’s liability, and $500,000 for general liability, protection and indemnity and maritime employers’ liability (Jones Act). In addition, we assume a $400,000 annual aggregate deductible for protection and indemnity and maritime employers’ liability claims. The annual aggregate deductible is reduced by every dollar that exceeds the $500,000 per occurrence retention. We also assume a retention for foreign casualty exposures of $100,000 for workers’ compensation, employers’ liability, and $1,000,000 for general liability losses and a $100,000 deductible for auto liability claims. For all primary insurances mentioned above, the Company has excess coverage for those claims that exceed the retention and annual aggregate deductible. We maintain actuarially-determined accruals in our consolidated balance sheets to cover the self-insurance retentions.
We have self-insured retentions for certain other losses relating to rig, equipment, property, business interruption and political, war, and terrorism risks which vary according to the type of rig and line of coverage. Political risk insurance is procured for international operations. However, this coverage may not adequately protect us against liability from all potential consequences.
As of December 31, 2015 and 2014, our gross self-insurance accruals for workers’ compensation, employers’ liability, general liability, protection and indemnity and maritime employers’ liability totaled $5.5 million and $5.9 million, respectively and the related insurance recoveries/receivables were $2.0 million for both years.
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
Customs Agent and Foreign Corrupt Practices Act (FCPA) Settlement
On April 16, 2013, the Company and the Department of Justice (DOJ) entered into a deferred prosecution agreement (DPA), under which the DOJ deferred for three years prosecuting the Company for criminal violations of the anti-bribery provisions of the FCPA relating to the Company’s retention and use of an individual agent in Nigeria with respect to certain customs-related issues, in return for: (i) the Company’s acceptance of responsibility for, and agreement not to contest or contradict the truthfulness of, the statement of facts and allegations that have been filed in a United States District Court concurrently with the DPA; (ii) the Company’s payment of an approximately $11.76 million fine; (iii) the Company’s reaffirming its commitment to compliance with the FCPA and other applicable anti-corruption laws in connection with the Company’s operations, and continuing cooperation with domestic and foreign authorities in connection with the matters that are the subject of the DPA; (iv) the Company’s commitment to continue to address any identified areas for improvement in the Company’s internal controls, policies and procedures relating to compliance with the FCPA and other applicable anti-corruption laws if, and to the extent, not already addressed; and (v) the Company’s agreement to report to the DOJ in writing annually during the term of the DPA regarding remediation of the matters that are the subject of the DPA, implementation of any enhanced internal controls, and any evidence of improper payments the Company may have discovered during the term of the agreement. If the Company remains in compliance with the terms of the DPA throughout its effective period, the charge against the Company will be dismissed with prejudice. The Company also settled a related civil complaint filed by the Securities and Exchange Commission (SEC) in a United States District Court. The Company has provided the DOJ annual written reports in connection with the DPA and intends to file our final report with the DOJ on or about April 16, 2016.

Note 14 — Related Party Transactions
Consulting Agreement
On December 31, 2013, Robert L. Parker, Jr., our former Executive Chairman, retired as an employee of the Company. Mr. Parker continued to serve as Chairman of the Company’s board of directors until the annual meeting of stockholders held in 2014, at which time Mr. Parker was elected to the board for a three-year term.
In connection with Mr. Parker’s retirement, the Company and Mr. Parker entered into a Retirement and Separation Agreement dated as of November 1, 2013 (the “Retirement Agreement”). Under the terms of the Retirement Agreement, in 2014 Mr. Parker received a cash bonus of $411,188, a cash payment of $1,096,687 pursuant to the 2010 Long-Term Incentive Program of the Company’s Stock Plan, and a severance payment of $2,488,024. The value of benefits provided by the Company to Mr. Parker in 2014 was $12,876. In 2015, Mr. Parker received a cash payment of $706,082 pursuant to the 2010 Long-Term Incentive Program of the Company’s Stock Plan. The value of benefits provided by the Company to Mr. Parker in 2015 was $14,441.
In addition, Mr. Parker was paid $250,000 during 2015 and will be paid $250,000 during 2016 and 2017, respectively, in exchange for his agreement to provide additional support to the Company when needed in matters where his historical and industry knowledge, client relationships and related expertise could be of particular benefit to the Company’s interests.
Other Related Party Agreements
During 2015 we purchased the legal rights to certain rental tool software from two employees and a relative of the employees.  As part of the purchase, we paid $180,000 to a relative of the employees during 2015 and we are required to make a $90,000 payment to each employee in both January 2016 and 2017.
One of the Company’s directors held executive positions at Apache Corporation (Apache), including the positions of President and Chief Corporate Officer, Executive Vice President and Chief Financial Officer and Chief Corporate Officer, prior to retiring from Apache on March 31, 2014. During 2014 and 2013, affiliates of Apache paid affiliates of the Company a total of $34.0 million and $40.8 million, respectively, for performance of drilling services and provision of rental tools.
During 2013, one of the Company’s directors served on the board of directors of Gardner Denver, Inc. (GD), until resigning from our board of directors during 2014. During 2013, affiliates of the Company paid affiliates of GD $0.2 million for goods and services provided to the Company.
Note 15 — Supplementary Information
The significant components of "Accrued liabilities" on our consolidated balance sheets as of December 31, 2015 and 2014 are presented below:

	Year Ended December 31,
Dollars in Thousands	2015	2014
Accrued liabilities:
Accrued Payroll & Related Benefits	$27,678	$32,504
Accrued Interest Expense	18,169	18,171
Accrued Professional Fees & Other	20,326	18,073
Deferred Mobilization Fees	2,649	4,245
Workers' Compensation Liabilities, net	2,801	2,710
Total accrued liabilities	$71,623	$75,703

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
We are providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of December 31, 2015 and December 31, 2014 and for the years ended December 31, 2015, 2014, and 2013. The consolidating condensed financial statements present investments in both the consolidated and unconsolidated subsidiaries using the equity method of accounting.
Upon the closing of our 2015 Secured Credit Agreement, one of our subsidiaries was released as a guarantor subsidiary and is now classified as a non-guarantor subsidiary. In accordance with the guidance Topic No. 810, Consolidation (ASC 810), we have retrospectively updated the unaudited consolidating condensed financial information as of December 31, 2015 and December 31, 2014 and for the years ended December 31, 2015, 2014, and 2013.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Year ended December 31, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$254,182	$584,204	$(126,203)	$712,183
Operating expenses	—	143,563	508,930	(126,203)	526,290
Depreciation and amortization	—	95,071	61,123	—	156,194
Total operating gross margin	—	15,548	14,151	—	29,699
General and administration expense (1)	(1,279)	(38,643)	3,732	—	(36,190)
Provision for reduction in carrying value of certain assets	—	(2,088)	(10,402)	—	(12,490)
Gain on disposition of assets, net	—	439	1,204	—	1,643
Total operating income (loss)	(1,279)	(24,744)	8,685	—	(17,338)
Other income and (expense):
Interest expense	(47,659)	(1,035)	(11,579)	15,118	(45,155)
Interest income	1,424	852	13,111	(15,118)	269
Other	—	(200)	(9,547)	—	(9,747)
Equity in net earnings of subsidiaries	(36,631)	—	—	36,631	—
Total other income (expense)	(82,866)	(383)	(8,015)	36,631	(54,633)
Income (loss) before income taxes	(84,145)	(25,127)	670	36,631	(71,971)
Income tax expense (benefit):
Current	29,643	(22,970)	12,931	—	19,604
Deferred	(18,715)	11,718	9,706	—	2,709
Income tax expense (benefit)	10,928	(11,252)	22,637	—	22,313
Net income (loss)	(95,073)	(13,875)	(21,967)	36,631	(94,284)
Less: Net income attributable to noncontrolling interest	—	—	789	—	789
Net income (loss) attributable to controlling interest	$(95,073)	$(13,875)	$(22,756)	$36,631	$(95,073)
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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Year ended December 31, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$468,073	$549,295	$(143,196)	$874,172
Operating expenses	—	252,211	462,657	(143,196)	571,672
Depreciation and amortization	—	77,416	56,637	—	134,053
Total operating gross margin	—	138,446	30,001	—	168,447
General and administration expense (1)	(202)	(67,083)	(740)	—	(68,025)
Provision for reduction in carrying value of certain assets	—	—	(2,544)	—	(2,544)
Gain on disposition of assets, net	—	1,759	2,235	—	3,994
Total operating income (loss)	(202)	73,122	28,952	—	101,872
Other income and (expense):
Interest expense	(51,439)	(335)	(9,930)	13,884	(47,820)
Interest income	3,824	1,761	10,749	(13,884)	2,450
Loss on extinguishment of debt	(5,218)	—	—	—	(5,218)
Other	52	(143)	1,594	—	1,503
Equity in net earnings of subsidiaries	55,430	—	—	(55,430)	—
Total other income and (expense)	2,649	1,283	2,413	(55,430)	(49,085)
Income (loss) before income taxes	2,447	74,405	31,365	(55,430)	52,787
Income tax expense (benefit):
Current	(21,431)	18,737	15,603	—	12,909
Deferred	(3,137)	19,454	(3,618)	—	12,699
Total income tax expense (benefit)	(24,568)	38,191	11,985	—	25,608
Net income (loss)	27,015	36,214	19,380	(55,430)	27,179
Less: Net (loss) attributable to noncontrolling interest	—	—	164	—	164
Net income (loss) attributable to controlling interest	$27,015	$36,214	$19,216	$(55,430)	$27,015

(1)	General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Year Ended December 31, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income (loss)	$(95,073)	$(13,875)	$(21,967)	$36,631	$(94,284)
Other comprehensive gain (loss), net of tax:
Currency translation difference on related borrowings	—	—	(2,012)	—	$(2,012)
Currency translation difference on foreign currency net investments	—	—	405	—	$405
Total other comprehensive gain (loss), net of tax:	—	—	(1,607)	—	(1,607)
Comprehensive income (loss)	(95,073)	(13,875)	(23,574)	36,631	(95,891)
Comprehensive (income) loss attributable to noncontrolling interest	—	—	4,606	—	4,606
Comprehensive income (loss) attributable to controlling interest	$(95,073)	$(13,875)	$(18,968)	$36,631	$(91,285)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Year Ended December 31, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income (loss)	$23,451	$69,912	$(1,503)	$(67,399)	$24,461
Other comprehensive gain (loss), net of tax:
Currency translation difference on related borrowings	—	—	(4,870)	—	(4,870)
Currency translation difference on foreign currency net investments	—	—	2,147	—	2,147
Total other comprehensive gain (loss), net of tax:	—	—	(2,723)	—	(2,723)
Comprehensive income (loss)	23,451	69,912	(4,226)	(67,399)	21,738
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(673)	—	(673)
Comprehensive income (loss) attributable to controlling interest	$23,451	$69,912	$(4,899)	$(67,399)	$21,065

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Year ended December 31, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income (loss)	$27,015	$36,214	$19,380	$(55,430)	$27,179
Other comprehensive gain (loss), net of tax:
Currency translation difference on related borrowings	—	—	(1,525)	—	(1,525)
Currency translation difference on foreign currency net investments	—	—	3,051	—	3,051
Total other comprehensive gain (loss), net of tax:	—	—	1,526	—	1,526
Comprehensive income (loss)	27,015	36,214	20,906	(55,430)	28,705
Comprehensive (income) loss attributable to noncontrolling interest	—	—	198	—	198
Comprehensive income (loss) attributable to controlling interest	$27,015	$36,214	$21,104	$(55,430)	$28,903

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	December 31, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$73,985	$13,854	$46,455	$—	$134,294
Accounts and notes receivable, net	—	42,261	132,844	—	175,105
Rig materials and supplies	—	(4,744)	39,681	—	34,937
Deferred costs	—	—	1,367	—	1,367
Other tax assets	—	457	4,735	—	5,192
Other current assets	—	5,525	10,321	—	15,846
Total current assets	73,985	57,353	235,403	—	366,741
Property, plant and equipment, net	(19)	543,346	262,514	—	805,841
Goodwill	—	6,708	—	—	6,708
Intangible assets, net	—	11,740	1,637	—	13,377
Investment in subsidiaries and intercompany advances	3,057,220	2,770,501	3,319,702	(9,147,423)	—
Other noncurrent assets	(224,584)	312,790	265,995	(169,964)	184,237
Total assets	$2,906,602	$3,702,438	$4,085,251	$(9,317,387)	$1,376,904
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	—
Accounts payable and accrued liabilities	84,456	56,382	295,439	(306,574)	129,703
Accrued income taxes	9,900	2,111	(5,593)	—	6,418
Total current liabilities	94,356	58,493	289,846	(306,574)	136,121
Long-term debt	585,000	—	—	—	585,000
Other long-term liabilities	2,868	7,446	8,303	—	18,617
Long-term deferred tax liability	(29)	69,679	(996)	—	68,654
Intercompany payables	1,656,968	1,401,510	1,864,671	(4,923,149)	—
Total liabilities	2,339,163	1,537,128	2,161,824	(5,229,723)	808,392
Total equity	567,439	2,165,310	1,923,427	(4,087,664)	568,512
Total liabilities and stockholders’ equity	$2,906,602	$3,702,438	$4,085,251	$(9,317,387)	$1,376,904

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	December 31, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$36,728	$13,546	$58,182	$—	$108,456
Accounts and notes receivable, net	(33)	96,100	174,885	—	270,952
Rig materials and supplies	—	(1,473)	49,416	—	47,943
Deferred costs	—	—	5,673	—	5,673
Other tax assets	19,885	(18,273)	9,111	—	10,723
Other current assets	—	7,998	10,558	—	18,556
Total current assets	56,580	97,898	307,825	—	462,303
Property, plant and equipment, net	(19)	589,055	306,904	—	895,940
Intangible assets, net	—	—	4,286	—	4,286
Investment in subsidiaries and intercompany advances	3,060,867	2,441,523	2,464,506	(7,966,896)	—
Other noncurrent assets	(440,918)	496,728	269,882	(167,562)	158,130
Total assets	$2,676,510	$3,625,204	$3,353,403	$(8,134,458)	$1,520,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$—	$—	$—	$10,000
Accounts payable and accrued liabilities	77,603	71,645	309,344	(304,113)	154,479
Accrued income taxes	(4,061)	10,109	8,138	—	14,186
Total current liabilities	83,542	81,754	317,482	(304,113)	178,665
Long-term debt	605,000	—	—	—	605,000
Other long-term liabilities	2,867	7,135	8,663	—	18,665
Long-term deferred tax liability	—	56,105	(3,990)	—	52,115
Intercompany payables	1,322,172	1,311,404	1,204,769	(3,838,345)	—
Total liabilities	2,013,581	1,456,398	1,526,924	(4,142,458)	854,445
Total equity	662,929	2,168,806	1,826,479	(3,992,000)	666,214
Total liabilities and stockholders’ equity	$2,676,510	$3,625,204	$3,353,403	$(8,134,458)	$1,520,659

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Year Ended December 31, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(95,073)	$(13,875)	$(21,967)	$36,631	(94,284)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	95,071	61,123	—	156,194
Accretion of contingent consideration	—	826	—	—	826
Gain on disposition of assets	—	(439)	(1,204)	—	(1,643)
Deferred income tax expense	(18,715)	11,718	9,706	—	2,709
Provision for reduction in carrying value of certain assets	—	2,088	10,402	—	12,490
Expenses not requiring cash	6,311	854	(2,062)	—	5,103
Equity in net earnings of subsidiaries	36,631	—	—	(36,631)	—
Change in assets and liabilities:
Accounts and notes receivable	(33)	61,818	42,210	—	103,995
Rig materials and supplies	—	51	2,671	—	2,722
Other current assets	19,885	(16,257)	8,920	—	12,548
Accounts payable and accrued liabilities	10,228	(21,396)	(16,257)	—	(27,425)
Accrued income taxes	15,368	(9,405)	(13,920)	—	(7,957)
Other assets	(198,955)	186,591	9,208	—	(3,156)
Net cash provided by operating activities	(224,353)	297,645	88,830	—	162,122
Cash flows from investing activities:
Capital expenditures	—	(58,817)	(29,380)	—	(88,197)
Proceeds from the sale of assets	—	500	330	—	830
Proceeds from insurance settlements	—	—	2,500	—	2,500
Acquisitions, net of cash acquired	(3,375)	(10,431)	—	—	(13,806)
Divestitures, net of cash acquired	—	—	(2,570)	—	(2,570)
Net cash (used in) investing activities	(3,375)	(68,748)	(29,120)	—	(101,243)
Cash flows from financing activities:
Repayment of long term debt	(30,000)	—	—	—	(30,000)
Payment of debt issuance costs	(1,996)	—	—	—	(1,996)
Payment of contingent consideration	—	(2,000)	—	—	(2,000)
Excess tax benefit from stock-based compensation	(1,045)	—	—	—	(1,045)
Intercompany advances, net	298,026	(226,589)	(71,437)	—	—
Net cash provided by (used in) financing activities	264,985	(228,589)	(71,437)	—	(35,041)
Net change in cash and cash equivalents	37,257	308	(11,727)	—	25,838
Cash and cash equivalents at beginning of year	36,728	13,546	58,182	—	108,456
Cash and cash equivalents at end of year	$73,985	$13,854	$46,455	$—	$134,294
See accompanying notes to unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Year Ended December 31, 2014
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$23,451	$69,912	$(1,503)	$(67,399)	24,461
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	87,248	57,873	—	145,121
Loss on extinguishment of debt	30,152	—	—	—	30,152
Gain on disposition of assets	79	(1,156)	23	—	(1,054)
Deferred income tax expense (benefit)	(13,932)	16,949	(1,508)	—	1,509
Expenses not requiring cash	11,978	(710)	8,063	—	19,331
Equity in net earnings of subsidiaries	(67,399)	—	—	67,399	—
Change in assets and liabilities:
Accounts and notes receivable	32	11,937	(24,207)	—	(12,238)
Rig materials and supplies	—	2,990	(5,868)	—	(2,878)
Other current assets	34,639	(27,404)	18,797	—	26,032
Accounts payable and accrued liabilities	2,336	(20,492)	45,387	—	27,231
Accrued income taxes	(12,474)	11,107	(6,290)	—	(7,657)
Other assets	799	(32,259)	(16,083)	—	(47,543)
Net cash provided by (used in) operating activities	9,661	118,122	74,684	—	202,467
Cash flows from investing activities:
Capital expenditures	—	(125,260)	(54,253)	—	(179,513)
Proceeds from the sale of assets	—	2,594	3,344	—	5,938
Net cash (used in) investing activities	—	(122,666)	(50,909)	—	(173,575)
Cash flows from financing activities:
Proceeds from issuance of debt	400,000	—	—	—	400,000
Repayment of long term debt	(435,000)	—	—	—	(435,000)
Payment of debt issuance costs	(7,630)	—	—	—	(7,630)
Payment of debt extinguishment costs	(26,214)	—	—	—	(26,214)
Excess tax benefit from stock-based compensation	(281)	—	—	—	(281)
Intercompany advances, net	7,495	9,780	(17,275)	—	—
Net cash provided by (used in) financing activities	(61,630)	9,780	(17,275)	—	(69,125)
Net change in cash and cash equivalents	(51,969)	5,236	6,500	—	(40,233)
Cash and cash equivalents at beginning of year	88,697	8,310	51,682	—	148,689
Cash and cash equivalents at end of year	$36,728	$13,546	$58,182	$—	$108,456
See accompanying notes to unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Year Ended December 31, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$27,015	$36,214	$19,380	$(55,430)	$27,179
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	77,416	56,637	—	134,053
Loss on extinguishment of debt	5,218	—	—	—	5,218
Gain on disposition of assets	—	(1,759)	(2,235)	—	(3,994)
Deferred income tax expense	(3,137)	19,454	(3,618)	—	12,699
Provision for reduction in carrying value of certain assets	—	—	2,544	—	2,544
Expenses not requiring cash	13,173	12	4,579	—	17,764
Equity in net earnings of subsidiaries	(55,430)	—	—	55,430	—
Change in assets and liabilities:
Accounts and notes receivable	(7)	(12,888)	(20,617)	—	(33,512)
Rig materials and supplies	—	(1,323)	3,077	—	1,754
Other current assets	(8,275)	15,297	(18,737)	—	(11,715)
Accounts payable and accrued liabilities	6,934	(877)	(6,343)	—	(286)
Accrued income taxes	6,617	(1,052)	4,889	—	10,454
Other assets	82,686	(99,494)	16,147	—	(661)
Net cash provided by (used in) operating activities	74,794	31,000	55,703	—	161,497
Cash flows from investing activities:
Capital expenditures	—	(94,269)	(61,376)	—	(155,645)
Proceeds from the sale of assets	—	3,725	4,493	—	8,218
Acquisitions, net of cash acquired	—	(6,903)	(111,088)	—	(117,991)
Net cash (used in) investing activities	—	(97,447)	(167,971)	—	(265,418)
Cash flows from financing activities:
Proceeds from debt issuance	350,000	—	—	—	350,000
Repayment of long term debt	(175,000)	—	—	—	(175,000)
Payment of debt issuance costs	(11,172)	—	—	—	(11,172)
Excess tax benefit from stock-based compensation	896	—	—	—	896
Intercompany advances, net	(193,072)	63,734	129,338	—	—
Net cash provided by (used in) financing activities	(28,348)	63,734	129,338	—	164,724
Net change in cash and cash equivalents	46,446	(2,713)	17,070	—	60,803
Cash and cash equivalents at beginning of year	42,251	11,023	34,612	—	87,886
Cash and cash equivalents at end of year	$88,697	$8,310	$51,682	$—	$148,689

See accompanying notes to unaudited consolidated condensed financial statements.

Note 17 — Selected Quarterly Financial Data

	Quarter
Year 2015 (1)	First	Second	Third	Fourth	Total
	(Dollars in Thousands Except Per Share Amounts)
	(Unaudited)
Revenues	$204,076	$185,941	$173,418	$148,748	$712,183
Operating gross margin	$24,267	$4,021	$4,871	$(3,460)	$29,699
Operating income	$15,871	$(7,944)	$(4,547)	$(20,718)	$(17,338)
Net income (loss) attributable to controlling interest	$3,222	$(14,029)	$(48,620)	$(35,646)	$(95,073)
Basic earnings per share — net income (loss)	$0.03	$(0.11)	$(0.40)	$(0.29)	$(0.78)
Diluted earnings per share — net income (loss)	$0.03	$(0.11)	$(0.40)	$(0.29)	$(0.78)
	Quarter
Year 2014	First	Second	Third	Fourth	Total
	(Dollars in Thousands Except Per Share Amounts)
	(Unaudited)
Revenues	$229,225	$254,234	$242,012	$243,213	$968,684
Operating gross margin	$28,863	$43,485	$45,066	$36,768	$154,182
Operating income	$19,770	$37,497	$35,239	$27,714	$120,220
Net income attributable to controlling interest	$(12,549)	$15,681	$12,566	$7,753	$23,451
Basic earnings per share — net income	$(0.10)	$0.13	$0.10	$0.06	$0.19
Diluted earnings per share — net income	$(0.10)	$0.13	$0.10	$0.06	$0.19

(1)
As a result of shares issued during the year, earnings per share for each of the year's four quarters, which are based on weighted average shares outstanding during each quarter, may not equal the annual earnings per share, which is based on the weighted average shares outstanding during the year. Additionally, as a result of rounding to the thousands, revenues, operating gross margin, operating income, and net income (loss) attributable to controlling interest may not equal the 2015 year to date results.

Note 18 — Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires businesses to classify deferred tax liabilities and assets on their balance sheets as noncurrent. Early adoption is permitted. Upon adoption, an entity must apply the new guidance either retrospectively to all prior periods presented in the financial statements prospectively for all new information on a going forward-basis. We have early adopted the standard on a retrospective basis which resulted in zero of deferred tax liabilities and $7.5 million of deferred tax assets being re-classified from current to noncurrent on the consolidated balance sheet as of December 31, 2014.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This new standard specifies that the acquirer should recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, eliminating the current requirement to retrospectively account for these adjustments. Additionally, the full effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts should be recognized in the same period as the adjustments to the provisional amounts. The standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We plan to adopt this new standard and do not currently anticipate a material impact on our financial position, results of operations and cash flows.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. Final guidance on this standard, issued as ASU 2015-15 in August 2015, includes an SEC staff announcement that the SEC staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. Early adoption is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. We plan to adopt the standard on a retrospective basis effective January 1, 2016 and expect it will result in the netting of our deferred financing costs against long-term debt balances on the consolidated balance sheets for the periods presented. There will be no impact to the manner in which deferred financing costs are amortized in our consolidated financial statements.
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. ASU 2014-09 was initially scheduled to be effective for the first quarter of 2017; however, on April 1, 2015, the FASB proposed to defer the effective date by one year and the proposal was accepted during the second quarter of 2015. ASU 2014-09 is now scheduled to be effective for entities beginning after December 15, 2017. We are in the process of assessing the impact of the adoption of ASU 2014-09 on our financial position, results of operations and cash flows. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
Note 19 — Subsequent Events
None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and is (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
The Company’s management with the participation of the chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of the design and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of the board of directors.
Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
KPMG LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report with respect to our internal control over financial reporting as of December 31, 2015.
Changes in Internal Control Over Financial Reporting
The SEC's rules permit the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-K, we completed the 2M-Tek Acquisition on April 17, 2015. 2M-Tek represents approximately 1.6 percent of our total assets and as of December 31, 2015 and less than 1.0 percent and 1.6 percent of revenues and net loss, respectively, for the year ended December 31, 2015. The 2M-Tek Acquisition did not have a material impact on internal control over financial reporting. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of December 31, 2015 excluded an assessment of the internal control over financial reporting of 2M-

Tek. We are in the process of reviewing 2M-Tek's internal controls and processes and extending to 2M-Tek our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations promulgated thereunder. Other than any changes resulting from the 2M-Tek Acquisition discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Information with respect to directors can be found under the captions “Item 1 — Election of Directors” and “Board of Directors” in our 2016 Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2016. Such information is incorporated herein by reference.
Information with respect to executive officers can be found in Item 1. Business - Executive Officers of this Form 10-K.
Information with respect to our audit committee and audit committee financial expert can be found under the caption “The Audit Committee” of our 2016 Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2016 and is incorporated herein by reference.
The information in our 2016 Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2016 set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
We have adopted the Parker Drilling Code of Conduct (CC) which includes a code of ethics that is applicable to the chief executive officer, chief financial officer, controller and other senior financial personnel as required by the SEC. The CC includes provisions that will ensure compliance with the code of ethics required by the SEC and with the minimum requirements under the corporate governance listing standards of the NYSE. The CC is publicly available on our website at http://www.parkerdrilling.com. If any waivers of the CC occur that apply to a director, the chief executive officer, the chief financial officer, the controller or senior financial personnel or if the Company materially amends the CC, we will disclose the nature of the waiver or amendment on the website or in a current report on Form 8-K within four business days.
Item 11. Executive Compensation
The information under the captions “Executive Compensation,” “Fees and Benefit Plans for Non-Employee Directors,” “2015 Director Compensation Table,” and “Compensation Committee Report” in our 2016 Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2016 is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters
The information required by this item is hereby incorporated by reference to the information appearing under the captions “Security Ownership of Officers, Directors and Principal Stockholders” and “Equity Compensation Plan Information” in our 2016 Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2016.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is hereby incorporated by reference to such information appearing under the captions “Certain Relationships and Related Party Transactions” and “Director Independence Determination” in our 2016 Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2016.
Item 14. Principal Accounting Fees and Services
The information required by this item is hereby incorporated by reference to the information appearing under the captions “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our 2016 Proxy Statement for the Annual Meeting of the Stockholders to be held on May 10, 2016.

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
Indenture, dated January 22, 2014, among Parker Drilling Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on January 28, 2014).

4.4	—	Form of 6.750% Senior Note due 2018 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on January 28, 2014).

10.1	—
Parker Drilling Company Incentive Compensation Plan (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on March 1, 2011).*

10.2	—	Parker Drilling Company 2010 Long-Term Incentive Plan (incorporated by reference to Annex A to the Company's Definitive Proxy Statement filed on March 16, 2010).*

10.3	—
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
Form of Parker Drilling Company Restricted Stock Unit Incentive Agreement under the 2010 LTIP (as amended and restated effective May 8, 2013) (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on February 25, 2015).*

10.7	—
Form of Parker Drilling Company Performance Stock Unit Award Incentive Agreement under the 2010 LTIP (as amended and restated effective May 8, 2013) (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on February 25, 2015).*

10.8	—
Form of Parker Drilling Company Performance Cash Unit Award Incentive Agreement under the 2010 LTIP (as amended and restated effective May 8, 2013) (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on February 25, 2015).*

10.9		Form of Parker Drilling Company Phantom Stock Unit Award Incentive Agreement under the 2010 LTIP (as amended and restated effective May 8, 2013).*

10.10	—
Form of Indemnification Agreement entered into between Parker Drilling Company and each director and executive officer of Parker Drilling Company (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K filed on March 20, 2003).*

10.11	—
Employment Agreement dated December 6, 2010 between Parker Drilling Company and Philip Agnew (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on February 25, 2015).*

10.12	—
Employment Agreement between Mr. Jon-Al Duplantier and Parker Drilling Company, effective March 21, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 25, 2011).*

10.13	—
Employment Agreement dated August 15, 2011 between Parker Drilling Company and David Farmer (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on February 25, 2015).*

10.14
First Amendment dated August 29, 2011 to Employment Agreement between Parker Drilling Company and Philip Agnew (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on February 25, 2015).*

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

10.20	—
Retirement and Separation Agreement, dated November 1, 2013, between Parker Drilling Company and Robert L. Parker, Jr. (incorporated by reference to Exhibit 10.1 to Parker Drilling Company's Current Report on Form 8-K filed on November 4, 2013).*

10.21	—
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

10.22
First Amendment to the Second Amended and Restated Credit Agreement, dated June 1, 2015, among Parker Drilling Company, as Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, Barclays Bank PLC, as Documentation Agent, and the other lenders and L/C issuers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2015).

10.23
Second Amendment to the Second Amended and Restated Credit Agreement, dated September 29, 2015, among Parker Drilling Company, as Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, Barclays Bank PLC, as Documentation Agent, and the other lenders and L/C issuers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2015).

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
____________________________

* — Management contract, compensatory plan or agreement.

PARKER DRILLING COMPANY AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts

Classifications	Balance at beginning of year	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of year
Dollars in Thousands
Year ended December 31, 2015
Allowance for bad debt	$11,188	$341	$(825)	$(2,010)	$8,694
Allowance for obsolete rig materials and supplies	$530	—	$236	$(140)	$626
Deferred tax valuation allowance	$9,922	$40,676	$507	$—	$51,105
Year ended December 31, 2014
Allowance for bad debt	$12,853	$5,248	$—	$(6,913)	$11,188
Allowance for obsolete rig materials and supplies	$3,445	—	$1	$(2,916)	$530
Deferred tax valuation allowance	$6,827	$2,800	$295	$—	$9,922
Year ended December 31, 2013
Allowance for bad debt	$8,117	$5,092	$5,861	$(6,217)	$12,853
Allowance for obsolete rig materials and supplies	$312	$—	$3,586	$(453)	$3,445
Deferred tax valuation allowance	$4,805	$2,010	$12	$—	$6,827

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARKER DRILLING COMPANY

By:	/s/ Christopher T. Weber
Christopher T. Weber
Senior Vice President and Chief Financial Officer
Date: February 24, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Gary G. Rich	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	February 24, 2016
Gary G. Rich

By:	/s/ Christopher T. Weber	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2016
Christopher T. Weber

By:	/s/ Leslie K. Nagy	Controller and Principal Accounting Officer (Principal Accounting Officer)	February 24, 2016
Leslie K. Nagy

By:	/s/ Jonathan M. Clarkson	Director	February 24, 2016
Jonathan M. Clarkson

By:	/s/ George J. Donnelly	Director	February 24, 2016
George J. Donnelly

By:	/s/ Peter T. Fontana	Director	February 24, 2016
Peter T. Fontana

By:	/s/ Gary R. King	Director	February 24, 2016
Gary R. King

By:	/s/ Robert L. Parker Jr.	Director	February 24, 2016
Robert L. Parker Jr.

By:	/s/ Richard D. Paterson	Director	February 24, 2016
Richard D. Paterson

By:	/s/ Roger B. Plank	Director	February 24, 2016
Roger B. Plank

By:	/s/ R. Rudolph Reinfrank	Director	February 24, 2016
R. Rudolph Reinfrank

By:	/s/ Zaki Selim	Director	February 24, 2016
Zaki Selim

INDEX TO EXHIBITS

Exhibit Number		Description
10.9	—	Form of Parker Drilling Company Phantom Stock Unit Award Incentive Agreement under the 2010 LTIP (as amended and restated effective May 8, 2013).*
12.1	—	Computation of Ratio of Earnings to Fixed Charges
21	—	Subsidiaries of the Registrant.
23.1	—	Consent of KPMG LLP — Independent Registered Public Accounting Firm.
31.1	—	Gary G. Rich, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.
31.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d-14(a) Certification.
32.1	—	Gary G. Rich, President and Chief Executive Officer, Section 1350 Certification.
32.2	—	Christopher T. Weber, Senior Vice President and Chief Financial Officer, Section 1350 Certification.
101.INS	—	XBRL Instance Document.
101.SCH	—	XBRL Taxonomy Schema Document.
101.CAL	—	XBRL Calculation Linkbase Document.
101.LAB	—	XBRL Label Linkbase Document.
101.PRE	—	XBRL Presentation Linkbase Document.
101.DEF	—	XBRL Definition Linkbase Document.