Form 10-Q
period 2016-06-30
PARKER DRILLING CO /DE/
filed 2016-08-03
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2016 there were 124,695,455 common shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,034	$134,294
Accounts and Notes Receivable, net of allowance for bad debts of $8,192 at June 30, 2016 and $8,694 at December 31, 2015.	153,189	175,105
Rig materials and supplies	32,615	34,937
Other current assets	26,805	22,405
Total current assets	321,643	366,741
Property, plant and equipment, net of accumulated depreciation of $1,360,282 at June 30, 2016 and $1,302,380 at December 31, 2015.	747,017	805,841
Goodwill (Note 3)	6,708	6,708
Intangible assets, net (Note 3)	11,392	13,377
Deferred income taxes	87,311	139,282
Other noncurrent assets	38,700	34,753
Total assets	$1,212,771	$1,366,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	109,091	129,703
Accrued income taxes	5,777	6,418
Total current liabilities	114,868	136,121
Long-term debt, net of unamortized debt issuance costs of $9,452 at June 30, 2016 and $10,202 at December 31, 2015.	575,548	574,798
Other long-term liabilities	15,049	18,617
Long-term deferred tax liability	76,475	68,654
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	20,766	20,518
Capital in excess of par value	670,419	669,120
Accumulated deficit	(254,895)	(119,238)
Accumulated other comprehensive loss	(5,459)	(1,888)
Total stockholders’ equity	430,831	568,512
Total liabilities and stockholders’ equity	$1,212,771	$1,366,702
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$105,287	$185,941	$235,790	$390,017
Expenses:
Operating expenses	89,195	143,569	197,312	282,839
Depreciation and amortization	36,317	38,351	72,131	78,890
	125,512	181,920	269,443	361,729
Total operating gross margin	(20,225)	4,021	(33,653)	28,288
General and administration expense	(7,995)	(9,511)	(17,776)	(20,348)
Provision for reduction in carrying value of certain assets	—	(2,316)	—	(2,316)
Gain (loss) on disposition of assets, net	(2)	(138)	(62)	2,303
Total operating income (loss)	(28,222)	(7,944)	(51,491)	7,927
Other income and (expense):
Interest expense	(12,187)	(11,396)	(23,749)	(22,474)
Interest income	32	19	39	202
Other	(358)	(1,529)	2,127	(2,909)
Total other expense	(12,513)	(12,906)	(21,583)	(25,181)
Loss before income taxes	(40,735)	(20,850)	(73,074)	(17,254)
Income tax expense (benefit)	(913)	(6,916)	62,583	(7,098)
Net loss	(39,822)	(13,934)	(135,657)	(10,156)
Less: Net income attributable to noncontrolling interest	—	95	—	651
Net loss attributable to controlling interest	$(39,822)	$(14,029)	$(135,657)	$(10,807)
Basic loss per share	$(0.32)	$(0.11)	$(1.10)	$(0.09)
Diluted loss per share	$(0.32)	$(0.11)	$(1.10)	$(0.09)

Number of common shares used in computing earnings per share:
Basic	124,101,349	122,481,425	123,595,793	122,175,511
Diluted	124,101,349	122,481,425	123,595,793	122,175,511

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Comprehensive income:
Net loss	$(39,822)	$(13,934)	$(135,657)	$(10,156)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	(307)	647	195	(1,023)
Currency translation difference on foreign currency net investments	(2,228)	1,723	(3,766)	874
Total other comprehensive income (loss), net of tax:	(2,535)	2,370	(3,571)	(149)
Comprehensive loss	(42,357)	(11,564)	(139,228)	(10,305)
Comprehensive loss attributable to noncontrolling interest	—	(95)	—	(489)
Comprehensive loss attributable to controlling interest	$(42,357)	$(11,659)	$(139,228)	$(10,794)

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(135,657)	$(10,156)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	72,131	78,890
Accretion of contingent consideration	419	306
Loss on debt modification	1,088	—
Provision for reduction in carrying value of certain assets	—	2,316
(Gain) loss on disposition of assets	62	(2,303)
Deferred income tax expense (benefit)	59,305	(17,126)
Expenses not requiring cash	(5,226)	5,308
Change in assets and liabilities:
Accounts and notes receivable	22,319	39,683
Other assets	(2,992)	(7,352)
Accounts payable and accrued liabilities	(6,862)	14,763
Accrued income taxes	(3,985)	(1,236)
Net cash provided by operating activities	602	103,093

Cash flows from investing activities:
Capital expenditures	(16,257)	(54,605)
Proceeds from the sale of assets	1,387	288
Proceeds from insurance settlements	—	2,500
Acquisition, net of cash acquired	—	(10,431)
Net cash used in investing activities	(14,870)	(62,248)

Cash flows from financing activities:
Repayments of long-term debt	—	(30,000)
Payments of debt issuance costs	—	(1,359)
Payment for noncontrolling interest	(3,375)	—
Payments of contingent consideration	(6,000)	—
Excess tax (expense) from stock based compensation	(1,617)	(999)
Net cash used in financing activities	(10,992)	(32,358)

Net increase (decrease) in cash and cash equivalents	(25,260)	8,487
Cash and cash equivalents, beginning of year	134,294	108,456
Cash and cash equivalents, end of period	$109,034	$116,943

Supplemental cash flow information:
Interest paid	$20,588	$20,805
Income taxes paid	$9,672	$16,436

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 1 - General
The Consolidated Condensed Financial Statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 are unaudited. In the opinion of Parker Drilling Company (Parker Drilling or the Company), these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Nature of Operations — Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. We report our Rental Tools Services business as one reportable segment (Rental Tools) and report our Drilling Services business as two reportable segments: (1) U.S. (Lower 48) Drilling and (2) International & Alaska Drilling.
In our Drilling Services business, we drill oil and gas wells for customers in both the United States (U.S.) and international markets. We provide this service with both Company-owned rigs and customer-owned rigs. We refer to the provision of drilling services with customer-owned rigs as our operations and maintenance (O&M) service in which operators own their own drilling rigs but choose Parker Drilling to operate and maintain the rigs for them. The nature and scope of activities involved in drilling an oil and gas well are similar whether the well is drilled with a Company-owned rig (as part of a traditional drilling contract) or a customer-owned rig (as part of an O&M contract). In addition, we provide project related services, such as engineering, procurement, project management and commissioning of customer owned drilling facility projects. We have extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas.
    Our U.S. (Lower 48) Drilling segment provides drilling services with our Gulf of Mexico (GOM) barge drilling fleet and markets U.S. (Lower 48) based O&M services. Our GOM barge drilling fleet operates barge rigs that drill for oil and natural gas in shallow waters in and along the inland waterways and coasts of Louisiana, Alabama and Texas. The majority of these wells are drilled in shallow water depths ranging from 6 to 12 feet. Our International & Alaska Drilling segment provides drilling services, with Company-owned rigs as well as through O&M contracts, and project related services. We strive to deploy our fleet of Company-owned rigs in markets where we expect to have opportunities to keep the rigs consistently utilized and build a sufficient presence to achieve efficient operating scale.
In our Rental Tools Services business, we provide premium rental equipment and services to exploration and production (E&P) companies, drilling contractors and service companies on land and offshore in the U.S. and select international markets. Tools we provide include standard and heavy-weight drill pipe, all of which are available with standard or high-torque connections, tubing, pressure control equipment, including blow-out preventers (BOPs), drill collars and more. We also provide well construction services, which include tubular running services and downhole tools, and well intervention services, which include whipstock, fishing products and related services, as well as inspection and machine shop support. Rental tools are used during well drilling programs and are requested by the customer when they are needed, requiring us to keep a broad inventory of rental tools in stock. Rental tools are usually rented on a daily or monthly basis.
Consolidation — The consolidated condensed financial statements include the accounts of the Company and subsidiaries over which we exercise control or in which we have a controlling financial interest, including entities, if any, in which the Company is allocated a majority of the entity’s losses or returns, regardless of ownership percentage. If a subsidiary of Parker Drilling has a 50 percent interest in an entity but Parker Drilling’s interest in the subsidiary or the entity does not meet the consolidation criteria, then that interest is accounted for under the equity method.
Noncontrolling Interest — We apply accounting standards related to noncontrolling interests for ownership interests in our subsidiaries held by parties other than Parker Drilling. We report noncontrolling interest as equity on the consolidated balance sheets and report net income (loss) attributable to controlling interest and to noncontrolling interest separately on the consolidated condensed statements of operations. During the fourth quarter of 2015, we purchased the remaining noncontrolling interest of ITS Arabia Limited for $6.75 million, of which $3.4 million was paid in the 2015 fourth quarter. The final payment of the purchase price was made during the second quarter of 2016. At the time of purchase, the carrying value of the noncontrolling interest was $3.0 million.
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
Reimbursable Revenues — The Company recognizes reimbursements received for out-of-pocket expenses incurred as revenues and accounts for out-of-pocket expenses as direct operating costs. Such amounts totaled $18.9 million and $27.8 million for the three months ended June 30, 2016 and 2015, respectively, and $37.9 million and $47.5 million for the six months ended June 30, 2016 and 2015, respectively. Additionally, the Company typically receives a nominal handling fee, which is recognized as revenues in our consolidated statement of operations.
Use of Estimates — The preparation of consolidated condensed financial statements in accordance with accounting policies generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements, and our revenues and expenses during the periods reported. Estimates are typically used when accounting for certain significant items such as legal or contractual liability accruals, mobilization and deferred mobilization, self-insured medical/dental plans, income taxes and valuation allowance, and other items requiring the use of estimates. Estimates are based on a number of variables which may include third party valuations, historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ from management estimates.
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

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and natural gas companies. We generally do not require collateral on our trade receivables. We depend on a limited number of significant customers. Our largest customer, Exxon Neftegas Limited (ENL), constituted approximately 39.8 percent of our consolidated revenues for the six months ended June 30, 2016. Excluding reimbursable revenues of $36.9 million, ENL constituted approximately 28.7 percent of our total consolidated revenues for the six months ended June 30, 2016. Our second largest customer, BP Exploration Alaska, Inc. (BP), constituted approximately 11.9 percent of our consolidated revenues for the six months ended June 30, 2016.
At June 30, 2016 and December 31, 2015, we had deposits in domestic banks in excess of federally insured limits of approximately $69.1 million and $91.3 million, respectively. In addition, we had uninsured deposits in foreign banks as of June 30, 2016 and December 31, 2015 of $41.7 million and $44.1 million, respectively.
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
Note 2 - Acquisitions
Acquisition of 2M-Tek
On April 17, 2015 we acquired 2M-Tek, a Louisiana-based manufacturer of equipment for tubular running and related well services (the 2M-Tek Acquisition) for an initial purchase price of $10.4 million paid at the closing of the acquisition, plus $8.0 million of contingent consideration payable to the seller upon the achievement of certain milestones over the 24-month period following the closing of the 2M-Tek Acquisition. The fair value of the consideration transferred was $17.2 million, which includes the $10.4 million liability paid at closing plus the estimated fair value of the contingent consideration of $6.8 million. We paid $2.0 million of the contingent consideration upon the achievement of certain milestones during the fourth quarter of 2015 and $2.0 million during the first quarter of 2016. The remaining $4.0 million of the contingent consideration was paid in April 2016.
Note 3 - Goodwill and Intangible Assets
As part of the 2M-Tek Acquisition we recognized $6.7 million of goodwill and acquired definite-lived intangible assets with an acquisition date fair value of $13.5 million. As part of the 2013 acquisition of International Tubular Services Limited (ITS) and related assets (the ITS Acquisition), we acquired definite-lived intangible assets with an acquisition date fair value of $8.5 million. All of the Company’s goodwill and intangible assets are allocated to the Rental Tools segment.

Goodwill
During the 2016 second quarter, circumstances indicated that the fair value of the reporting unit may not be in excess of the carrying value of the goodwill. Therefore we performed a goodwill impairment review and determined that the fair value of the reporting unit exceeded its carrying value and therefore, no goodwill impairment was identified. Should current market conditions worsen or persist for an extended period of time, an impairment of the carrying value of our goodwill could occur.
The change in the carrying amount of goodwill for the period ended June 30, 2016 is as follows:

Dollars in thousands	Goodwill
Balance at December 31, 2015	$6,708
Additions	—
Balance at June 30, 2016	$6,708
Of the total amount of goodwill recognized, zero is expected to be deductible for income tax purposes.
Intangible Assets
Intangible Assets consist of the following:

		Balance at June 30, 2016
Dollars in thousands	Estimated Useful Life (Years)	Gross Carrying Amount	Write-off Due to Sale in 2015 (1)	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Developed Technology	6	$11,630	—	$(2,423)	$9,207
Customer Relationships	3	5,400	(264)	(5,136)	—
Trade Names	5	4,940	(332)	(2,423)	2,185
Total Amortized intangible assets		$21,970	$(596)	$(9,982)	$11,392
(1) During the 2015 fourth quarter, we sold our controlling interest in a joint venture in Egypt resulting in the write-off of $0.6 million of intangible assets related to customer relationships and trade name acquired as part of the ITS Acquisition.
Amortization expense was $2.0 million and $1.8 million for the six months ended June 30, 2016 and 2015, respectively.
Our remaining intangibles amortization expense for the next five years is presented below:

Dollars in thousands	Expected future intangible amortization expense
2016	$1,463
2017	$2,801
2018	$2,306
2019	$2,306
2020	$2,030
Beyond 2020	$486

Note 4 - Earnings (Loss) Per Share (EPS)

	Three Months Ended June 30, 2016
	Income/(Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$(39,822,000)	124,101,349	$(0.32)
Effect of dilutive securities:
Restricted stock units	—	—	—
Diluted EPS	$(39,822,000)	124,101,349	$(0.32)

	Six Months Ended June 30, 2016
	Income/(Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$(135,657,000)	123,595,793	$(1.10)
Effect of dilutive securities:
Restricted stock units	—	—	—
Diluted EPS	$(135,657,000)	123,595,793	$(1.10)

	Three Months Ended June 30, 2015
	Income/(Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$(14,029,000)	122,481,425	$(0.11)
Effect of dilutive securities:
Restricted stock units	—	—	—
Diluted EPS	$(14,029,000)	122,481,425	$(0.11)

	Six Months Ended June 30, 2015
	Income/(Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$(10,807,000)	122,175,511	$(0.09)
Effect of dilutive securities:
Restricted stock units	—	—	—
Diluted EPS	$(10,807,000)	122,175,511	$(0.09)

For the three and six months ended June 30, 2016 and 2015, respectively, all common shares potentially issuable in connection with outstanding restricted stock unit awards have been excluded from the calculation of diluted EPS as the company incurred losses during the three and six month periods, therefore, inclusion of such potential common shares in the calculation would be anti-dilutive.

Note 5 - Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following:

Dollars in thousands	Foreign Currency Items
December 31, 2015	$(1,888)
Current period other comprehensive loss	(3,571)
June 30, 2016	$(5,459)
There were no amounts reclassified out of accumulated other comprehensive loss for the three months ended June 30, 2016. Amounts reclassified out of accumulated other comprehensive loss were $1.9 million for the six months ended June 30, 2016 and represent realized foreign currency translation gains.
Note 6 - Reportable Segments
Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. We report our Rental Tools Services business as one reportable segment (Rental Tools) and report our Drilling Services business as two reportable segments: (1) U.S. (Lower 48) Drilling and (2) International & Alaska Drilling. Within the three reportable segments, we have aggregated our U.S. and international rental tools business units under Rental Tools, one business unit under U.S. (Lower 48) Drilling, and our Arctic, Eastern Hemisphere and Latin America business units under International & Alaska Drilling for a total of six business units. The Company has aggregated each of its business units in one of the three reporting segments based on the guidelines of ASC Topic 280, “Segment Reporting” (ASC Topic 280). We eliminate inter-segment revenues and expenses. We disclose revenues under the three reportable segments based on the similarity of the use and markets for the groups of products and services within each segment.
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
U.S. (Lower 48) Drilling
Our U.S. (Lower 48) Drilling segment provides drilling services with our GOM barge drilling rig fleet and markets U.S. (Lower 48) based O&M services. Our GOM barge drilling fleet operates barge rigs that drill for oil and natural gas in shallow waters in and along the inland waterways and coasts of Louisiana, Alabama and Texas. The majority of these wells are drilled in shallow water depths ranging from 6 to 12 feet. Our rigs are suitable for a variety of drilling programs, from inland coastal waters requiring shallow draft barges, to open water drilling on both state and federal water projects requiring more robust capabilities. The barge drilling industry in the GOM is characterized by cyclical activity where utilization and dayrates are typically driven by oil and gas prices and our customers’ access to project financing. Contract terms tend to be well-to-well or multi-well programs, most commonly ranging from 45 to 150 days.
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
Our Rental Tools Services Business
Our Rental Tools segment provides premium rental equipment and services to E&P companies, drilling contractors and service companies on land and offshore in the U.S. and select international markets. Tools we provide include standard and heavy-weight drill pipe, tubing, pressure control equipment, including BOPs, drill collars and more. We also provide well construction services, which include tubular running services and downhole tools, and well intervention services, which include whipstock, fishing products and related services, as well as inspection and machine shop support. Our largest single market for rental tools is U.S. land drilling. Rental tools are used during well drilling programs and are usually rented on a daily or monthly basis.
The following table represents the results of operations by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2016	2015	2016	2015
Revenues: (1)
Drilling Services:
U.S. (Lower 48) Drilling	$1,065	$6,848	$3,150	$20,945
International & Alaska Drilling	71,926	114,969	160,545	228,890
Total Drilling Services	72,991	121,817	163,695	249,835
Rental Tools	32,296	64,124	72,095	140,182
Total revenues	105,287	185,941	235,790	390,017
Operating gross margin: (2)
Drilling Services:
U.S. (Lower 48) Drilling	(9,011)	(7,552)	(17,571)	(13,274)
International & Alaska Drilling	3,196	6,844	8,274	24,208
Total Drilling Services	(5,815)	(708)	(9,297)	10,934
Rental Tools	(14,410)	4,729	(24,356)	17,354
Total operating gross margin	(20,225)	4,021	(33,653)	28,288
General and administrative expense	(7,995)	(9,511)	(17,776)	(20,348)
Provision for reduction in carrying value of certain assets	—	(2,316)	—	(2,316)
Gain (loss) on disposition of assets, net	(2)	(138)	(62)	2,303
Total operating income (loss)	(28,222)	(7,944)	(51,491)	7,927
Interest expense	(12,187)	(11,396)	(23,749)	(22,474)
Interest income	32	19	39	202
Other income (loss)	(358)	(1,529)	2,127	(2,909)
Loss from continuing operations before income taxes	$(40,735)	$(20,850)	$(73,074)	$(17,254)

(1)For the six months ended June 30, 2016, our largest customer, ENL, constituted approximately 39.8 percent of our total consolidated revenues and approximately 58.4 percent of our International & Alaska Drilling segment revenues. Excluding reimbursable revenues of $36.9 million, ENL constituted approximately 28.7 percent of our total consolidated revenues and approximately 46.4 percent of our International & Alaska Drilling segment revenues. Our second largest customer, BP, constituted 11.9 percent of our total consolidated revenues and approximately 17.2 percent of our International & Alaska Drilling segment revenues.
For the six months ended June 30, 2015, our largest customer, ENL, constituted approximately 26.0 percent of our total consolidated revenues and approximately 44.3 percent of our International & Alaska Drilling segment revenues. Excluding reimbursable revenues of $39.7 million, ENL constituted approximately 18.1 percent of our total consolidated revenues and approximately 34.0 percent of our International & Alaska Drilling segment revenues.

(2)Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
Note 7 - Accounting for Uncertainty in Income Taxes
We apply the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At June 30, 2016 we had a liability for unrecognized tax benefits of $5.7 million, all of which would favorably impact our effective tax rate upon recognition, primarily related to foreign operations. At December 31, 2015, we had a liability for unrecognized tax benefits of $7.8 million, including $3.6 million of benefits which would favorably impact our effective tax rate upon recognition, primarily related to foreign operations. In addition, we recognize interest and penalties that could be applied to uncertain tax positions in periodic income tax expense. As of June 30, 2016 and December 31, 2015, we had approximately $1.6 million and $3.4 million, respectively, of accrued interest and penalties related to uncertain tax positions.
Note 8 - Income Tax Benefit/Expense
During the second quarter of 2016 we had income tax benefit of $0.9 million compared to income tax benefit of $6.9 million during the second quarter of 2015. The income tax benefit in the second quarter of 2016 was primarily related to the jurisdictional mix of income and loss during the quarter, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances. The income tax benefit in the second quarter of 2015 was primarily related to pre-tax losses generated during that period.
Note 9 - Long-Term Debt
The following table illustrates our debt portfolio as of June 30, 2016 and December 31, 2015:

Dollars in thousands	June 30, 2016	December 31, 2015
6.75% Senior Notes, due July 2022	$360,000	$360,000
7.50% Senior Notes, due August 2020	225,000	225,000
Total Principal	585,000	585,000
Less: unamortized debt issuance costs	(9,452)	(10,202)
Total long-term debt	$575,548	$574,798
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
The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the Second Amended and Restated Senior Secured Credit Agreement, as amended from time-to-time (2015 Secured Credit Agreement) and our 7.50% Senior Notes due 2020 (7.50% Notes, and collectively with the 6.75% Notes, the Senior Notes). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($5.9 million net of amortization as of June 30, 2016) are being amortized over the term of the notes using the effective interest rate method.
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
The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($3.6 million, net of amortization as of June 30, 2016) are being amortized over the term of the notes using the effective interest rate method.
At any time prior to August 1, 2016, we were entitled to redeem up to 35 percent of the aggregate principal amount of the 7.50% Notes at a redemption price of 107.50 percent of the principal amount, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings by us. On and after August 1, 2016, we may redeem all or a part of the 7.50% Notes upon appropriate notice, at a redemption price of 103.750 percent of the principal amount, and at redemption prices decreasing each year thereafter to par beginning August 1, 2018. To date we have not made any redemptions. If we experience certain changes in control, we must offer to repurchase the 7.50% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
2015 Secured Credit Agreement
On January 26, 2015 we entered into the 2015 Secured Credit Agreement, which amended and restated the 2012 Secured Credit Agreement. The 2015 Secured Credit Agreement was originally comprised of a $200.0 million revolving credit facility (Revolver) set to mature on January 26, 2020. On June 1, 2015, we executed the first amendment to the 2015 Secured Credit Agreement in order to amend certain provisions regarding the definition of “Change of Control.” On September 29, 2015, we executed the second amendment to the 2015 Secured Credit Agreement to, among other things, (a) amend certain covenant ratios; (b) increase the Applicable Rate for certain higher levels of consolidated leverage to a maximum of 4.00 percent per annum for Eurodollar Rate loans and to 3.00 percent per annum for Base Rate loans; (c) permit multi-year letters of credit up to an aggregate amount of $5.0 million; (d) limit payment prior to September 30, 2017 of certain restricted payments and certain prepayments of unsecured senior notes and other specified forms of indebtedness; and (e) remove the option of the Company, subject to the consent of the lenders, to increase the Credit Agreement up to an additional $75 million. On May 27, 2016, we executed the third amendment to the 2015 Secured Credit Agreement (the Third Amendment), which reduced availability under the Revolver from $200 million to $100 million. Additionally, among other things, the Third Amendment: (a) eliminates the Leverage Ratio covenant until the fourth quarter of 2018 when the covenant is reinstated with the ratio established at 4.25:1.00, and remains at 4.25:1.00 thereafter; (b) eliminates the Consolidated Interest Coverage Ratio covenant until the fourth quarter of 2017 when the covenant is reinstated with the ratio established at 1.00:1.00 and increases by 0.25 each subsequent quarter until reaching 2.00:1.00 in the fourth quarter of 2018, and remains at 2.00:1.00 thereafter; (c) immediately increases the maximum permitted Senior Secured Leverage Ratio from 1.50:1.00 to 2.80:1.00 until it decreases to 2.20:1.00 in the second quarter of 2017, to 1.75:1.00 in the third quarter of 2017, and to 1.50:1.00 in the fourth quarter of 2017 and remains at 1.50:1.00 thereafter; (d) immediately decreases the minimum permitted Asset Coverage Ratio from 1.25:1.00 to 1.10:1.00 until it increases to 1.25: 1.00 in the fourth quarter of 2017 and remains at 1.25:1.00 thereafter; (e) requires that, at any time our Consolidated Cash Balance in U.S. bank accounts is over $50 million, we repay borrowings under the 2015 Secured Credit Agreement until our Consolidated Cash balance is no more than $50 million or all borrowings have been repaid, and (f) allows up to $75 million of Junior Lien Debt.

At the time the Third Amendment was executed, the remaining debt issuance costs for the 2015 Secured Credit Agreement totaled approximately $2.2 million. Since the Revolver was reduced by 50 percent, we wrote off approximately $1.1 million in May 2016. We incurred debt issuance costs relating to the Third Amendment of approximately $0.3 million, bringing total debt issuance costs to $1.4 million ($1.3 million, net of amortization as of June 30, 2016) which are being amortized through January 2020, or the term of the Third Amendment, on a straight line basis.
Our obligations under the 2015 Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, certain U.S.-based rental equipment of the Company and its subsidiary guarantors and the equity interests of certain of the Company’s subsidiaries. The 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness, liens, restrictions on entry into certain affiliate transactions and payments (including payment of dividends) and maintenance of certain ratios and coverage tests. We were in compliance with all covenants contained in the 2015 Secured Credit Agreement as of June 30, 2016.
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Revolving loans are available subject to a quarterly asset coverage ratio calculation based on the Orderly Liquidation Value of certain specified rigs including barge rigs in the GOM and land rigs in Alaska, and certain U.S.-based rental equipment of the Company and its subsidiary guarantors and a percentage of eligible domestic accounts receivable. The $30.0 million draw outstanding at the closing of the 2015 Secured Credit Agreement was repaid in full during the first quarter of 2015 with cash on hand. Letters of credit outstanding against the Revolver as of June 30, 2016 totaled $11.8 million. There were no amounts drawn on the Revolver as of June 30, 2016.
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

Fair value of our debt instruments is determined using Level 2 inputs. Fair values and related carrying values of our debt instruments were as follows for the periods indicated:

	June 30, 2016		December 31, 2015
Dollars in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt
6.75% Notes	$360,000	$270,900	$360,000	$246,600
7.50% Notes	225,000	172,125	225,000	171,000
Total Principal	$585,000	$443,025	$585,000	$417,600
The assets acquired and liabilities assumed in the 2M-Tek Acquisition were recorded at fair value in accordance with U.S. GAAP. Acquisition date fair values represent either Level 2 fair value measurements (current assets and liabilities, property, plant and equipment) or Level 3 fair value measurements (intangible assets).
Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the six months ended June 30, 2016.
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
Customs Agent and Foreign Corrupt Practices Act (FCPA) Settlement
On April 16, 2013, the Company and the Department of Justice (DOJ) entered into a deferred prosecution agreement (DPA), under which the DOJ deferred for three years prosecuting the Company for criminal violations of the anti-bribery provisions of the FCPA relating to the Company’s retention and use of an individual agent in Nigeria with respect to certain customs-related issues, in return for: (i) the Company’s acceptance of responsibility for, and agreement not to contest or contradict the truthfulness of, the statement of facts and allegations that have been filed in the United States District Court for the Eastern District of Virginia concurrently with the DPA; (ii) the Company’s payment of an approximately $11.76 million fine; (iii) the Company’s reaffirming its commitment to compliance with the FCPA and other applicable anti-corruption laws in connection with the Company’s operations, and continuing cooperation with domestic and foreign authorities in connection with the matters that are the subject of the DPA; (iv) the Company’s commitment to continue to address any identified areas for improvement in the Company’s internal controls, policies and procedures relating to compliance with the FCPA and other applicable anti-corruption laws if, and to the extent, not already addressed; and (v) the Company’s agreement to report to the DOJ in writing annually during the term of the DPA regarding remediation of the matters that are the subject of the DPA, implementation of any enhanced internal controls, and any evidence of improper payments the Company may have discovered during the term of the agreement. The DPA provided that as long as the Company remained in compliance with the terms of the DPA throughout its effective period, the charge against the Company would be dismissed with prejudice. The Company also settled a related civil complaint filed by the Securities and Exchange Commission. The third written annual report was filed with the DOJ on April 15, 2016, and the term of the DPA expired on April 23, 2016. On May 20, 2016, the DOJ filed a Motion to Dismiss the case based on its determination that the Company had complied with all of its obligations under the DPA. On the same date, the Court entered an Order dismissing with prejudice the United States’ case against the Company. With the dismissal of the case, the DPA was also terminated.

Note 12 - Recent Accounting Pronouncements
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
In March 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update establishes a new lease accounting model for lessees. Upon adoption, a modified retrospective approach is required for leases that exist, or are entered into, after the beginning of the earliest comparative period presented. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, although early adoption is permitted. We are in the process of assessing the impact of the adoption of ASU 2016-02 on our financial position, results of operations and cash flows. We have not yet determined the effect of the standard on our ongoing financial reporting.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017. We are in the process of assessing the impact of the adoption of ASU 2014-09 on our financial position, results of operations and cash flows. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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
We are providing unaudited consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015, respectively. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.
Upon the closing of our 2015 Secured Credit Agreement, one of our subsidiaries was released as a guarantor subsidiary and is now classified as a non-guarantor subsidiary. In accordance with the guidance Topic No. 810, Consolidation (ASC 810), we have retrospectively updated the unaudited consolidating condensed financial information as of December 31, 2015 and June 30, 2015.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	June 30, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$55,280	$12,192	$41,562	$—	$109,034
Accounts and notes receivable, net	—	34,853	118,336	—	153,189
Rig materials and supplies	—	(6,009)	38,624	—	32,615
Other current assets	—	8,601	18,204	—	26,805
Total current assets	55,280	49,637	216,726	—	321,643
Property, plant and equipment, net	(19)	502,191	244,845	—	747,017
Goodwill	—	6,708	—	—	6,708
Intangible assets, net	—	10,587	805	—	11,392
Investment in subsidiaries and intercompany advances	3,032,953	2,889,755	3,498,240	(9,420,948)	—
Other noncurrent assets	(151,632)	207,566	550,882	(480,805)	126,011
Total assets	$2,936,582	$3,666,444	$4,511,498	$(9,901,753)	$1,212,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$114,217	$44,382	$567,968	$(617,476)	$109,091
Accrued income taxes	30,910	(15,019)	(10,114)	—	5,777
Total current liabilities	145,127	29,363	557,854	(617,476)	114,868
Long-term debt, net	575,548	—	—	—	575,548
Other long-term liabilities	2,867	7,708	4,474	—	15,049
Long-term deferred tax liability	(29)	77,394	(890)	—	76,475
Intercompany payables	1,779,740	1,417,482	2,018,050	(5,215,272)	—
Total liabilities	2,503,253	1,531,947	2,579,488	(5,832,748)	781,940
Total equity	433,329	2,134,497	1,932,010	(4,069,005)	430,831
Total liabilities and stockholders’ equity	$2,936,582	$3,666,444	$4,511,498	$(9,901,753)	$1,212,771

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	December 31, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$73,985	$13,854	$46,455	$—	$134,294
Accounts and notes receivable, net	—	42,261	132,844	—	175,105
Rig materials and supplies	—	(4,744)	39,681	—	34,937
Other current assets	—	5,982	16,423	—	22,405
Total current assets	73,985	57,353	235,403	—	366,741
Property, plant and equipment, net	(19)	543,346	262,514	—	805,841
Goodwill	—	6,708	—	—	6,708
Intangible assets, net	—	11,740	1,637	—	13,377
Investment in subsidiaries and intercompany advances	3,057,220	2,770,501	3,319,702	(9,147,423)	—
Other noncurrent assets	(234,786)	312,790	265,995	(169,964)	174,035
Total assets	$2,896,400	$3,702,438	$4,085,251	$(9,317,387)	$1,366,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$84,456	$56,382	$295,439	$(306,574)	$129,703
Accrued income taxes	9,900	2,111	(5,593)	—	6,418
Total current liabilities	94,356	58,493	289,846	(306,574)	136,121
Long-term debt, net	574,798	—	—	—	574,798
Other long-term liabilities	2,868	7,446	8,303	—	18,617
Long-term deferred tax liability	(29)	69,679	(996)	—	68,654
Intercompany payables	1,656,968	1,401,510	1,864,671	(4,923,149)	—
Total liabilities	2,328,961	1,537,128	2,161,824	(5,229,723)	798,190
Total equity	567,439	2,165,310	1,923,427	(4,087,664)	568,512
Total liabilities and stockholders’ equity	$2,896,400	$3,702,438	$4,085,251	$(9,317,387)	$1,366,702

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$34,586	$88,895	$(18,194)	$105,287
Operating expenses	—	25,577	81,812	(18,194)	89,195
Depreciation and amortization	—	23,314	13,003	—	36,317
Total operating gross margin	—	(14,305)	(5,920)	—	(20,225)
General and administration expense (1)	(113)	(7,828)	(54)	—	(7,995)
Gain (Loss) on disposition of assets, net	—	209	(211)	—	(2)
Total operating income (loss)	(113)	(21,924)	(6,185)	—	(28,222)
Other income and (expense):
Interest expense	(12,896)	(44)	(2,290)	3,043	(12,187)
Interest income	191	180	2,704	(3,043)	32
Other	—	(11)	(347)	—	(358)
Equity in net earnings of subsidiaries	(24,568)	—	—	24,568	—
Total other income (expense)	(37,273)	125	67	24,568	(12,513)
Income (loss) before income taxes	(37,386)	(21,799)	(6,118)	24,568	(40,735)
Total income tax expense (benefit)	2,438	(5,297)	1,946	—	(913)
Net income (loss) attributable to controlling interest	$(39,824)	$(16,502)	$(8,064)	$24,568	$(39,822)

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$63,276	$162,703	$(40,038)	$185,941
Operating expenses	—	35,627	147,980	(40,038)	143,569
Depreciation and amortization	—	23,958	14,393	—	38,351
Total operating gross margin	—	3,691	330	—	4,021
General and administration expense (1)	(891)	(12,924)	4,304	—	(9,511)
Provision for reduction in carrying value of certain assets	—	—	(2,316)	—	(2,316)
Gain on disposition of assets, net	—	(6)	(132)	—	(138)
Total operating income (loss)	(891)	(9,239)	2,186	—	(7,944)
Other income and (expense):
Interest expense	(11,066)	(323)	(3,010)	3,003	(11,396)
Interest income	165	3	2,854	(3,003)	19
Other	—	11	(1,540)	—	(1,529)
Equity in net earnings of subsidiaries	(8,392)	—	—	8,392	—
Total other income (expense)	(19,293)	(309)	(1,696)	8,392	(12,906)
Income (loss) before income taxes	(20,184)	(9,548)	490	8,392	(20,850)
Income tax expense (benefit)	(6,155)	(2,361)	1,600	—	(6,916)
Net income (loss)	(14,029)	(7,187)	(1,110)	8,392	(13,934)
Less: Net income attributable to noncontrolling interest	—	—	95	—	95
Net income (loss) attributable to controlling interest	$(14,029)	$(7,187)	$(1,205)	$8,392	$(14,029)

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$81,968	$195,372	$(41,550)	$235,790
Operating expenses	—	58,413	180,449	(41,550)	197,312
Depreciation and amortization	—	46,439	25,692	—	72,131
Total operating gross margin	—	(22,884)	(10,769)	—	(33,653)
General and administration expense (1)	(200)	(17,440)	(136)	—	(17,776)
Gain (Loss) on disposition of assets, net	—	153	(215)	—	(62)
Total operating income (loss)	(200)	(40,171)	(11,120)	—	(51,491)
Other income and (expense):
Interest expense	(24,752)	(481)	(5,150)	6,634	(23,749)
Interest income	395	359	5,919	(6,634)	39
Other	—	473	1,654	—	2,127
Equity in net earnings of subsidiaries	(40,793)	—	—	40,793	—
Total other income (expense)	(65,150)	351	2,423	40,793	(21,583)
Income (loss) before income taxes	(65,350)	(39,820)	(8,697)	40,793	(73,074)
Total income tax expense (benefit)	70,307	(9,004)	1,280	—	62,583
Net income (loss) attributable to controlling interest	$(135,657)	$(30,816)	$(9,977)	$40,793	$(135,657)

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$142,672	$313,633	$(66,288)	$390,017
Operating expenses	—	79,772	269,355	(66,288)	282,839
Depreciation and amortization	—	47,268	31,622	—	78,890
Total operating gross margin	—	15,632	12,656	—	28,288
General and administration expense (1)	(1,004)	(23,039)	3,695	—	(20,348)
Provision for reduction in carrying value of certain assets	—	—	(2,316)	—	(2,316)
Gain (Loss) on disposition of assets, net	—	45	2,258	—	2,303
Total operating income (loss)	(1,004)	(7,362)	16,293	—	7,927
Other income and (expense):
Interest expense	(22,125)	(340)	(3,338)	3,329	(22,474)
Interest income	583	5	2,943	(3,329)	202
Other	—	20	(2,929)	—	(2,909)
Equity in net earnings of subsidiaries	597	—	—	(597)	—
Total other income (expense)	(20,945)	(315)	(3,324)	(597)	(25,181)
Income (loss) before income taxes	(21,949)	(7,677)	12,969	(597)	(17,254)
Total income tax expense (benefit)	(11,142)	(2,809)	6,853	—	(7,098)
Net income (loss)	(10,807)	(4,868)	6,116	(597)	(10,156)
Less: Net income attributable to noncontrolling interest	—	—	651	—	651
Net income (loss) attributable to controlling interest	$(10,807)	$(4,868)	$5,465	$(597)	$(10,807)

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income (loss)	$(39,824)	$(16,502)	$(8,064)	$24,568	$(39,822)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	(307)	—	(307)
Currency translation difference on foreign currency net investments	—	—	(2,228)	—	(2,228)
Total other comprehensive income (loss), net of tax:	—	—	(2,535)	—	(2,535)
Comprehensive income (loss) attributable to controlling interest	$(39,824)	$(16,502)	$(10,599)	$24,568	$(42,357)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income (loss)	$(14,029)	$(7,187)	$(1,110)	$8,392	$(13,934)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	647	—	647
Currency translation difference on foreign currency net investments	—	—	1,723	—	1,723
Total other comprehensive income (loss), net of tax:	—	—	2,370	—	2,370
Comprehensive income (loss)	(14,029)	(7,187)	1,260	8,392	(11,564)
Comprehensive loss attributable to noncontrolling interest	—	—	(95)	—	(95)
Comprehensive income (loss) attributable to controlling interest	$(14,029)	$(7,187)	$1,165	$8,392	$(11,659)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income (loss)	$(135,657)	$(30,816)	$(9,977)	$40,793	$(135,657)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	195	—	195
Currency translation difference on foreign currency net investments	—	—	(3,766)	—	(3,766)
Total other comprehensive income (loss), net of tax:	—	—	(3,571)	—	(3,571)
Comprehensive income (loss) attributable to controlling interest	$(135,657)	$(30,816)	$(13,548)	$40,793	$(139,228)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income:
Net income (loss)	$(10,807)	$(4,868)	$6,116	$(597)	$(10,156)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	(1,023)	—	(1,023)
Currency translation difference on foreign currency net investments	—	—	874	—	874
Total other comprehensive income (loss), net of tax:	—	—	(149)	—	(149)
Comprehensive income (loss)	(10,807)	(4,868)	5,967	(597)	(10,305)
Comprehensive (loss) attributable to noncontrolling interest	—	—	(489)	—	(489)
Comprehensive income (loss) attributable to controlling interest	$(10,807)	$(4,868)	$5,478	$(597)	$(10,794)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(135,657)	$(30,816)	$(9,977)	$40,793	$(135,657)
Adjustments to reconcile net income (loss):
Depreciation and amortization	—	46,439	25,692	—	72,131
Accretion of contingent consideration	—	419	—	—	419
Loss on debt modification	1,088	—	—	—	1,088
Gain on disposition of assets	—	(153)	215	—	62
Deferred income tax expense	49,167	9,569	569	—	59,305
Expenses not requiring cash	2,693	(282)	(7,637)	—	(5,226)
Equity in net earnings of subsidiaries	40,793	—	—	(40,793)	—
Change in assets and liabilities:
Accounts and notes receivable	—	7,755	14,564	—	22,319
Other assets	(103,035)	102,496	(2,453)	—	(2,992)
Accounts payable and accrued liabilities	3,281	(5,737)	(4,406)	—	(6,862)
Accrued income taxes	21,711	(17,830)	(7,866)	—	(3,985)
Net cash provided by (used in) operating activities	(119,959)	111,860	8,701	—	602

Cash flows from investing activities:
Capital expenditures	—	(7,499)	(8,758)	—	(16,257)
Proceeds from the sale of assets	—	121	1,266	—	1,387
Net cash provided by (used in) investing activities	—	(7,378)	(7,492)	—	(14,870)

Cash flows from financing activities:
Payment for noncontrolling interest	(3,375)	—	—	—	(3,375)
Payment of contingent consideration	—	(6,000)	—	—	(6,000)
Excess tax benefit from stock-based compensation	(1,617)	—	—	—	(1,617)
Intercompany advances, net	106,246	(100,144)	(6,102)	—	—
Net cash provided by (used in) financing activities	101,254	(106,144)	(6,102)	—	(10,992)

Net change in cash and cash equivalents	(18,705)	(1,662)	(4,893)	—	(25,260)
Cash and cash equivalents at beginning of year	73,985	13,854	46,455	—	134,294
Cash and cash equivalents at end of year	$55,280	$12,192	$41,562	$—	$109,034

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(10,807)	$(4,868)	$6,116	$(597)	$(10,156)
Adjustments to reconcile net income (loss)
Depreciation and amortization	—	47,268	31,622	—	78,890
Accretion of contingent consideration	—	—	306	—	306
Provision for reduction in carrying value of certain assets	—	—	2,316	—	2,316
Gain on disposition of assets	—	(45)	(2,258)	—	(2,303)
Deferred income tax expense	(22,414)	6,574	(1,286)	—	(17,126)
Expenses not requiring cash	4,039	441	828	—	5,308
Equity in net earnings of subsidiaries	(597)	—	—	597	—
Change in assets and liabilities:
Accounts and notes receivable	—	27,778	11,905	—	39,683
Other assets	(77,427)	59,964	10,111	—	(7,352)
Accounts payable and accrued liabilities	29	14,890	(156)	—	14,763
Accrued income taxes	2,146	229	(3,611)	—	(1,236)
Net cash provided by (used in) operating activities	(105,031)	152,231	55,893	—	103,093

Cash flows from investing activities:
Capital expenditures	—	(37,794)	(16,811)	—	(54,605)
Proceeds from the sale of assets	—	82	206	—	288
Proceeds from insurance settlements	—	—	2,500	—	2,500
Acquisitions, net of cash acquired	—	(10,431)	—	—	(10,431)
Net cash provided by (used in) investing activities	—	(48,143)	(14,105)	—	(62,248)

Cash flows from financing activities:
Repayments of long-term debt	(30,000)	—	—	—	(30,000)
Payment of debt issuance costs	(1,359)	—	—	—	(1,359)
Excess tax benefit from stock-based compensation	(999)	—	—	—	(999)
Intercompany advances, net	142,814	(97,138)	(45,676)	—	—
Net cash provided by (used in) financing activities	110,456	(97,138)	(45,676)	—	(32,358)

Net change in cash and cash equivalents	5,425	6,950	(3,888)	—	8,487
Cash and cash equivalents at beginning of year	36,728	13,546	58,182	—	108,456
Cash and cash equivalents at end of year	$42,153	$20,496	$54,294	$—	$116,943

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
Historical market indicators are listed below:

	Six Months Ended June 30,
	2016	2015	% Change
Worldwide Rig Count (1)
U.S. (land and offshore)	488	1,145	(57)%
International (2)	979	1,215	(19)%
Commodity Prices (3)
Crude Oil (United Kingdom Brent)	$41.21	59.35	(31)%
Crude Oil (West Texas Intermediate)	$39.78	53.34	(25)%
Natural Gas (Henry Hub)	$2.12	2.77	(23)%
(1) Estimate of drilling activity measured by the average active rig count for the periods indicated - Source: Baker Hughes Incorporated Rig Count
(2) Excludes Canadian Rig Count.
(3) Average daily commodity prices for the periods indicated based on NYMEX front-month composite energy prices.
The current business environment continues to be challenging despite signs that industry fundamentals are beginning to improve. Supply and demand dynamics are starting to come into balance but historic high global inventories persist and will likely act as a headwind against additional commodity price increases and increased capital spending by our customers in the near-term.
We anticipate results in our Rental Tools segment to stabilize in the short-term. As of July 15, 2016, U.S. rig count had increased 6 out of 7 weeks and was up over 10% since the low of 404 rigs set on May 27, 2016. Our Rental Tools Tubular Goods Utilization Index declined from 32.5 in April to 29.7 in May before recovering to 32.0 in June. This was the first increase in the index this year. While U.S. drilling activity is showing signs of improvement, we do expect further declines in U.S. offshore activity. Internationally, we expect stabilization in our business as project start-ups begin in the third quarter. We also anticipate lower operating expenses across the segment.
For our U.S. (Lower 48) Drilling segment, we do not anticipate any material changes in activity levels at current commodity prices, so we expect to see a continuation of low barge utilization levels and dayrates. Activity in the inland waters of the Gulf of Mexico remains muted as operators continue to defer spending due to limited access to capital and uncertainty in commodity prices.  In the International & Alaska Drilling Segment, we expect activity to remain low through the second half of 2016 and results to be impacted by lower realized dayrates attributable to price concessions, more rigs operating in standby mode, and the completion of a project services engagement.
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
We analyze financial results for each of our reportable segments. The reportable segments presented are consistent with our reportable segments discussed in Note 6 to our consolidated condensed financial statements. We monitor our reporting segments based on several criteria, including operating gross margin and operating gross margin excluding depreciation and amortization. Operating gross margin excluding depreciation and amortization is computed as revenues less direct operating expenses, and excludes depreciation and amortization expense, where applicable. Operating gross margin percentages are computed as operating gross margin as a percent of revenues. The operating gross margin excluding depreciation and amortization amounts and percentages should not be used as a substitute for those amounts reported under accounting policies generally accepted in the United States (U.S. GAAP), but should be viewed in addition to the Company’s reported results prepared in accordance with U.S. GAAP. Management believes this information may provide additional, meaningful comparisons between current results and results of prior periods to users of this financial information.
Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015
Revenues decreased $80.6 million, or 43.4 percent, to $105.3 million for the three months ended June 30, 2016 as compared to revenues of $185.9 million for the three months ended June 30, 2015. Operating gross margin decreased $24.2 million, to a loss of $20.2 million, for the three months ended June 30, 2016 as compared to income of $4.0 million for the three months ended June 30, 2015.
    The following is an analysis of our operating results for the comparable periods by reportable segment:

	Three Months Ended June 30,
Dollars in Thousands	2016		2015
Revenues:
Drilling Services:
U.S. (Lower 48) Drilling	$1,065	1%	$6,848	4%
International & Alaska Drilling	71,926	68%	114,969	62%
Total Drilling Services	72,991	69%	121,817	66%
Rental Tools	32,296	31%	64,124	34%
Total revenues	105,287	100%	185,941	100%
Operating gross margin (loss) excluding depreciation and amortization:
Drilling Services:
U.S. (Lower 48) Drilling	(3,902)	n/m	(1,981)	n/m
International & Alaska Drilling	17,816	25%	22,640	20%
Total Drilling Services	13,914	19%	20,659	17%
Rental Tools	2,178	7%	21,713	34%
Total operating gross margin excluding depreciation and amortization	16,092	15%	42,372	23%
Depreciation and amortization	(36,317)		(38,351)
Total operating gross margin	(20,225)		4,021
General and administrative expense	(7,995)		(9,511)
Provision for reduction in carrying value of certain assets	—		(2,316)
Loss on disposition of assets, net	(2)		(138)
Total operating loss	$(28,222)		$(7,944)

Operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	U.S. (Lower 48) Drilling	International & Alaska Drilling	Rental Tools	Total
Three Months Ended June 30, 2016
Operating gross margin (1)	$(9,011)	$3,196	$(14,410)	$(20,225)
Depreciation and amortization	5,109	14,620	16,588	36,317
Operating gross margin excluding depreciation and amortization	$(3,902)	$17,816	$2,178	$16,092
Three Months Ended June 30, 2015
Operating gross margin (1)	$(7,552)	$6,844	$4,729	$4,021
Depreciation and amortization	5,571	15,796	16,984	38,351
Operating gross margin excluding depreciation and amortization	$(1,981)	$22,640	$21,713	$42,372

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
The following table presents our average utilization rates and rigs available for service for the three months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,
	2016	2015
U.S. (Lower 48) Drilling
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	5%	14%
International & Alaska Drilling
Eastern Hemisphere
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	38%	69%
Latin America Region
Rigs available for service (1)	7.0	9.0
Utilization rate of rigs available for service (2)	29%	41%
Alaska
Rigs available for service (1)	2.0	2.0
Utilization rate of rigs available for service (2)	100%	100%
Total International & Alaska Drilling
Rigs available for service (1)	22.0	24.0
Utilization rate of rigs available for service (2)	41%	61%

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

Drilling Services Business Line
U.S. (Lower 48) Drilling
U.S. (Lower 48) Drilling segment revenues decreased $5.7 million, or 83.8 percent, to $1.1 million for the second quarter of 2016 compared with revenues of $6.8 million for the second quarter of 2015. The decrease was primarily due to lower utilization driven by substantial reductions in drilling activity by operators in the inland waters of the Gulf of Mexico (GOM) resulting from lower oil prices. Utilization declined to 5.0 percent for the quarter ended June 30, 2016 from 14.0 percent for the quarter ended June 30, 2015, resulting in a $2.8 million decrease in revenue. The remainder of the decrease in revenue was primarily driven by a decrease of $2.5 million from our O&M contract supporting three platform operations located offshore California, as the O&M contract ended during the 2015 fourth quarter.
U.S. (Lower 48) Drilling segment operating gross margin excluding depreciation and amortization decreased $1.9 million to a loss of $3.9 million for the second quarter of 2016 compared to a loss of $2.0 million for the second quarter of 2015. The decrease was primarily due to the decline in utilization and the ending of the O&M contract discussed above.
International & Alaska Drilling
International & Alaska Drilling segment revenues decreased $43.1 million, or 37.5 percent, to $71.9 million for the second quarter of 2016 compared with $115.0 million for the second quarter of 2015.
The decrease in revenues was primarily due to the following:

•
a decrease of $13.2 million resulting from decreased utilization for Company-owned rigs driven by the decline in oil prices resulting in reduced customer activity. Utilization for the segment decreased to 41.0 percent for the quarter ended June 30, 2016 from 61.0 percent for the quarter ended June 30, 2015;

•
a decrease of $14.0 million driven by a decline in revenues per day resulting from certain Company-owned and customer-owned rigs shifting to standby mode during the second quarter of 2016 compared to operating mode during the second quarter of 2015, as well as a reduction in average dayrates due to pricing pressures from customers resulting from the decline in oil prices; and

•	a decrease in reimbursable revenues of $10.1 million, which decreased revenues but had a minimal impact on operating margins.
International & Alaska Drilling segment operating gross margin excluding depreciation and amortization decreased $4.8 million, or 21.2 percent, to $17.8 million for the second quarter of 2016 compared with $22.6 million for the second quarter of 2015. The decrease in operating gross margin excluding depreciation and amortization was primarily due to the impact of reduced utilization and reduced revenues discussed above.
Rental Tools Services Business Line
Rental Tools segment revenues decreased $31.8 million, or 49.6 percent, to $32.3 million for the second quarter of 2016 compared with $64.1 million for the second quarter of 2015. The decrease was due to a $17.4 million decrease in our U.S. revenues and a $14.4 million decrease in our international revenues. The decreases were primarily attributable to the continued reduction in customer activity and pricing pressures resulting from lower oil prices.
Rental Tools segment operating gross margin excluding depreciation and amortization decreased $19.5 million, or 89.9 percent, to $2.2 million in the second quarter of 2016 compared with $21.7 million for the second quarter of 2015. The decrease in operating gross margin excluding depreciation and amortization primarily consists of a $9.8 million decrease for our U.S. operations and a $9.7 million decrease for our international operations. In both cases the decrease was due to the declines in oil prices and customer activity discussed above, partially offset by lower operating costs resulting from cost reduction efforts.
Other Financial Data
General and administrative expense
General and administration expense decreased $1.5 million to $8.0 million for the second quarter of 2016, compared with $9.5 million for the second quarter of 2015 primarily due to reduced personnel costs resulting from cost savings initiatives.

Provision for reduction in carrying value of certain assets
There was no provision for reduction in carrying value of certain assets recorded during the second quarter of 2016 compared to a $2.3 million provision for reduction in carrying value recorded during the second quarter of 2015 related to certain international rental tools and drilling rigs. Management concluded that due to changing market conditions the rigs were no longer marketable and the carrying value of the rigs and equipment was no longer recoverable.
Gain/loss on disposition of assets
Net losses recognized on asset dispositions were nominal for the second quarters of 2016 and 2015, respectively. Activity in both periods included the results of asset sales. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Interest income and expense
Interest expense increased $0.8 million to $12.2 million for the second quarter of 2016 compared with $11.4 million for the second quarter of 2015. The increase in interest expense was primarily related to write off of $1.1 million of debt issuance costs during the second quarter of 2016 in conjunction with the execution of the Third Amendment to the 2015 Secured Credit Agreement on May 27, 2016, which resulted in the reduction of our Revolver by 50 percent. This increase was partially offset by $0.3 million of accretion of contingent consideration recorded in the second quarter of 2015 that did not recur in the second quarter of 2016, as the contingent consideration had been fully paid as of April 2016. Interest income during each of the 2016 and 2015 second quarters was nominal.
Other income and expense
Other expense was $0.4 million and $1.5 million for the second quarters of 2016 and 2015, respectively. Other expense for the second quarters of 2016 and 2015 included the impact of foreign currency fluctuations. Other expense for the second quarter of 2015 also included a loss on divestiture of our controlling interest in a consolidated joint venture.
Income tax expense (benefit)
During the second quarter of 2016 we had income tax benefit of $0.9 million compared to a tax benefit of $6.9 million during the second quarter of 2015. The income tax benefit in the second quarter of 2016 was primarily related to the jurisdictional mix of income and loss during the quarter along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances. The income tax benefit in the second quarter of 2015 was primarily related to pre-tax losses generated during that period.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015
Revenues decreased $154.2 million, or 39.5 percent, to $235.8 million for the six months ended June 30, 2016 as compared to revenues of $390.0 million for the six months ended June 30, 2015. Operating gross margin decreased $62.0 million, or 219.1 percent, to a loss of $33.7 million for the six months ended June 30, 2016 as compared to income of $28.3 million for the six months ended June 30, 2015.
    The following is an analysis of our operating results for the comparable periods by reportable segment:

	Six Months Ended June 30,
Dollars in Thousands	2016		2015
Revenues:
Drilling Services:
U.S. (Lower 48) Drilling	$3,150	1%	$20,945	5%
International & Alaska Drilling	160,545	68%	228,890	59%
Total Drilling Services	163,695	69%	249,835	64%
Rental Tools	72,095	31%	140,182	36%
Total revenues	235,790	100%	390,017	100%
Operating gross margin (loss) excluding depreciation and amortization:
Drilling Services:
U.S. (Lower 48) Drilling	(7,239)	n/m	(1,866)	n/m
International & Alaska Drilling	36,710	23%	58,032	25%
Total Drilling Services	29,471	18%	56,166	23%
Rental Tools	9,007	12%	51,012	36%
Total operating gross margin excluding depreciation and amortization	38,478	16%	107,178	28%
Depreciation and amortization	(72,131)		(78,890)
Total operating gross margin	(33,653)		28,288
General and administrative expense	(17,776)		(20,348)
Provision for reduction in carrying value of certain assets	—		(2,316)
Gain (loss) on disposition of assets, net	(62)		2,303
Total operating income (loss)	$(51,491)		$7,927

Operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	U.S. (Lower 48) Drilling	International & Alaska Drilling	Rental Tools	Total
Six Months Ended June 30, 2016
Operating gross margin (1)	$(17,571)	$8,274	$(24,356)	$(33,653)
Depreciation and amortization	10,332	28,436	33,363	72,131
Operating gross margin excluding depreciation and amortization	$(7,239)	$36,710	$9,007	$38,478
Six Months Ended June 30, 2015
Operating gross margin (1)	$(13,274)	$24,208	$17,354	$28,288
Depreciation and amortization	11,408	33,824	33,658	78,890
Operating gross margin excluding depreciation and amortization	$(1,866)	$58,032	$51,012	$107,178

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

The following table presents our average utilization rates and rigs available for service for the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended June 30,
	2016	2015
U.S. (Lower 48) Drilling
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	6%	17%
International & Alaska Drilling
Eastern Hemisphere
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	43%	76%
Latin America Region
Rigs available for service (1)	7.0	9.0
Utilization rate of rigs available for service (2)	29%	43%
Alaska
Rigs available for service (1)	2.0	2.0
Utilization rate of rigs available for service (2)	100%	100%
Total International & Alaska Drilling
Rigs available for service (1)	22.0	24.0
Utilization rate of rigs available for service (2)	44%	66%

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

Drilling Services Business Line
U.S. (Lower 48) Drilling
U.S. (Lower 48) Drilling segment revenues decreased $17.7 million, or 84.7 percent, to $3.2 million for the six months ended June 30, 2016 compared with revenues of $20.9 million for the six months ended June 30, 2015. The decrease was primarily due to lower utilization driven by substantial reductions in drilling activity by operators in the inland waters of the GOM resulting from lower oil prices. Utilization declined to 6.0 percent for the six months ended June 30, 2016 from 17.0 percent for the six months ended June 30, 2015, resulting in a $9.0 million decrease in revenue. The remainder of the decrease in revenues was primarily driven by a decrease of $6.7 million from our O&M contract supporting three platform operations located offshore California, as the O&M contract ended during the 2015 fourth quarter.
U.S. (Lower 48) Drilling segment operating gross margin excluding depreciation and amortization decreased $5.3 million to a loss of $7.2 million for the six months ended June 30, 2016 compared with a loss of $1.9 million for the six months ended June 30, 2015. The decrease was primarily due to the decline in utilization and the ending of the O&M contract discussed above.
International & Alaska Drilling
International & Alaska Drilling segment revenues decreased $68.4 million, or 29.9 percent, to $160.5 million for the six months ended June 30, 2016 compared with $228.9 million for the six months ended June 30, 2015.
The decrease in revenues was primarily due to the following:

•
a decrease of $31.8 resulting from decreased utilization for Company-owned rigs driven by the decline in oil prices resulting in reduced customer activity. Utilization for the segment decreased to 44.0 percent for the six months ended June 30, 2016 from 66.0 percent for the six months ended June 30, 2015;

•
a decrease of $19.9 million driven by a decline in revenues per day resulting from certain Company-owned and customer-owned rigs shifting to standby mode during the second quarter of 2016 compared to operating mode during the second quarter of 2015, as well as a reduction in average dayrates due to pricing pressures from customers resulting from the decline in oil prices;

•	a decrease in reimbursable revenues of $10.1 million, which decreased revenues but had a minimal impact on operating margins; and

•	a decrease of $8.9 million of revenues earned from mobilization and demobilization activities.
The decrease in revenues was partially offset by an increase of $5.1 million of revenues generated from our project service activities.
International & Alaska Drilling segment operating gross margin excluding depreciation and amortization decreased $21.3 million, or 36.7 percent, to $36.7 million for the six months ended June 30, 2016 compared with $58.0 million for the six months ended June 30, 2015. The decrease in operating gross margin excluding depreciation and amortization was primarily due to the impact of reduced utilization and revenues discussed above.
Rental Tools Services Business Line
Rental Tools segment revenues decreased $68.1 million, or 48.6 percent, to $72.1 million for the six months ended June 30, 2016 compared with $140.2 million for the six months ended June 30, 2015. The decrease was due to a $40.7 million decrease in our U.S. revenues and a $27.4 million decrease in our international revenues. The decreases were primarily attributable to the continued reduction in customer activity and pricing pressures resulting from lower oil prices.
Rental Tools segment operating gross margin excluding depreciation and amortization decreased $42.0 million, or 82.4 percent, to $9.0 million in the six months ended June 30, 2016 compared with $51.0 million for the six months ended June 30, 2015. The decrease in operating gross margin excluding depreciation and amortization primarily consists of a $23.6 million decrease for our U.S. operations and an $18.4 million decrease for our international operations. In both cases the decrease was due to the declines in oil prices and customer activity discussed above, partially offset by lower operating costs resulting from cost reduction efforts.
Other Financial Data
General and administrative expense
General and administration expense decreased $2.5 million to $17.8 million for the six months ended June 30, 2016, compared with $20.3 million for the six months ended June 30, 2015. General and administrative expense for the six months ended June 30, 2016 benefited from cost savings initiatives, while general and administrative expense for the six months ended June 30, 2015 was higher primarily due to increased expenses as we implemented the second phase of our new enterprise resource planning system.
Provision for reduction in carrying value of certain assets
There was no provision for reduction in carrying value of certain assets recorded during the six months ended June 30, 2016 compared to a $2.3 million provision for reduction in carrying value recorded during the six months ended June 30, 2015 related to certain international rental tools and drilling rigs. Management concluded that due to changing market conditions the rigs were no longer marketable and the carrying value of the rigs and equipment was no longer recoverable.
Gain/loss on disposition of assets
Net losses recognized on asset dispositions were $0.1 million during the six months ended June 30, 2016, compared with net gains of $2.3 million during the six months ended June 30, 2015. Activity in both periods included the result of asset sales; however, the net gains for the six months ended June 30, 2015 were primarily due to an insurance settlement received during the quarter related to previously realized asset losses. Additionally, we periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.

Interest income and expense
Interest expense increased $1.2 million to $23.7 million for the six months ended June 30, 2016 compared with $22.5 million for the six months ended June 30, 2015. The increase in interest expense was primarily related to write off of $1.1 million of debt issuance costs during the second quarter of 2016 in conjunction with the execution of the Third Amendment to the 2015 Secured Credit Agreement on May 27, 2016, which resulted in the reduction of our Revolver by 50 percent. Interest income during each of the six months ended June 30, 2016 and 2015 was nominal.
Other income and expense
Other income for the six months ended June 30, 2016 was $2.1 million compared with other expense for the six months ended June 30, 2015 of $2.9 million. Other income for the six months ended June 30, 2016 was primarily attributable to a reclassification of $1.9 million of realized foreign currency translation gains from accumulated other comprehensive income and the settlement of certain legal claims, resulting in other income of $0.6 million. Other expense for the six months ended June 30, 2015 was primarily driven by losses related to foreign currency fluctuations and a loss on divestiture of our controlling interest in a consolidated joint venture.
Income tax expense (benefit)
During the six months ended June 30, 2016 we had income tax expense of $62.6 million compared to a tax benefit of $7.1 million during the six months ended June 30, 2015.  Despite the pre-tax operating loss for the six months ended June 30, 2016, we recognized income tax expense as a result of recording a valuation allowance in the first quarter of $73.1 million against our U.S. domestic deferred tax assets, which primarily consist of U.S. federal net operating losses.  We established the valuation allowance based on the weight of positive and negative evidence available, including the recent and current results of operations which reflect continued degradation in market activity and including the increased contractual uncertainty materializing during the period in the U.S. jurisdictions in which we operate. In order to determine the need for a valuation allowance, we must make estimates and assumptions regarding events occurring during the six months ended June 30, 2016.  Changes in these estimates and assumptions, including changes in tax laws and other changes impacting our ability to recognize the underlying deferred tax assets, may require us to adjust the valuation allowances in the future. The income tax benefit in the six months ended June 30, 2015 was primarily related to pre-tax losses generated during that period.
Backlog
Backlog is our estimate of the dollar amount of revenues we expect to realize in the future as a result of executing awarded contracts. The Company’s backlog of firm orders was approximately $446 million at June 30, 2016 and $438 million at June 30, 2015 and is primarily attributable to the International & Alaska segment of our Drilling Services business. We estimate that, as of June 30, 2016, 18 percent of our backlog will be recognized as revenues within the fiscal year.
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

LIQUIDITY AND CAPITAL RESOURCES
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of expansion plans, debt service requirements, and other operational cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. We also have access to cash through the Revolver, subject to our compliance with the covenants contained in the 2015 Secured Credit Agreement. We expect that these sources of liquidity will be sufficient to provide us the ability to fund our operations, provide the working capital necessary to support our strategy, and fund planned capital expenditures. When determined appropriate we may seek to raise additional capital in the future. We do not pay dividends to our shareholders.
Liquidity
The following table provides a summary of our total liquidity:

June 30, 2016
Dollars in thousands
Cash and cash equivalents on hand (1)	$109,034
Availability under Revolver (2)	88,187
Total liquidity	$197,221
(1) As of June 30, 2016, approximately $41.7 million of the $109.0 million of cash and equivalents was held by our foreign subsidiaries.
(2) Availability under the Revolver included $100 million undrawn portion of our Revolver less $11.8 million of letters of credit outstanding. In order to access the 2015 Revolver, we must be in compliance with the covenants contained in the 2015 Secured Credit Agreement.
The earnings of foreign subsidiaries as of June 30, 2016 were reinvested to fund our international operations.  If in the future we decide to repatriate earnings to the United States, the Company may be required to pay taxes on these amounts based on applicable United States tax law, which would reduce the liquidity of the Company at that time.
We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements or guarantees of third-party financial obligations. As of June 30, 2016, we have no energy, commodity, or foreign currency derivative contracts.
Cash Flow Activity
As of June 30, 2016, we had cash and cash equivalents of $109.0 million, a decrease of $25.3 million from cash and cash equivalents of $134.3 million at December 31, 2015. The following table provides a summary of our cash flow activity:

	Six Months Ended June 30, 2016
Dollars in thousands	2016	2015
Operating Activities	$602	$103,093
Investing Activities	(14,870)	(62,248)
Financing Activities	(10,992)	(32,358)
Net change in cash and cash equivalents	$(25,260)	$8,487
Operating Activities
Cash flows from operating activities were a source of $0.6 million for the six months ended June 30, 2016 compared to a source of $103.1 million for the six months ended June 30, 2015. Cash flows from operating activities in each period were largely impacted by our earnings and changes in working capital. Changes in working capital were a source of cash of $8.5 million for the six months ended June 30, 2016 compared to a source of cash of $45.9 million for the six months ended June 30, 2015. In addition to the impact of earnings and working capital changes cash flows from operating activities in each period were impacted by non-cash charges such as depreciation expense, gains on asset sales, deferred tax benefit, stock compensation expense, debt modification and amortization of debt issuance costs.
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
Investing Activities
Cash flows from investing activities were a use of $14.9 million for the six months ended June 30, 2016 compared with a use of $62.2 million for the six months ended June 30, 2015. Our primary use of cash during the six months ended June 30, 2016 and 2015 was $16.3 million and $54.6 million, respectively, for capital expenditures. Capital expenditures in each period were primarily for tubular and other products for our Rental Tools Services business and rig-related maintenance. During the six months ended June 30, 2015 we had a use of cash of $10.4 million, net of cash acquired, in connection with the 2M-Tek Acquisition.
Financing Activities
Cash flows from financing activities were a use of $11.0 million for the six months ended June 30, 2016, primarily due to the payment of $6.0 million of the contingent consideration related to the 2M-Tek Acquisition. The payment was made upon the achievement of certain milestones during the first and second quarters of 2016. In addition, during the six months ended June 30, 2016, we had a use of cash of $3.4 million in connection with the final payment of the purchase price for the remaining noncontrolling interest of ITS Arabia Limited. Cash flows from financing activities were a use of $32.4 million for the 2015 comparable period, primarily driven by the repayment of the $30.0 million balance on a term loan in the first quarter of 2015.
Long-Term Debt Summary
Our principal amount of long-term debt, including current portion, was $575.5 million as of June 30, 2016 which consisted of:
•$360.0 million aggregate principal amount of 6.75% Notes; and
•$225.0 million aggregate principal amount of 7.50% Notes; less
•$9.5 million of unamortized debt issuance costs
6.75% Senior Notes, due July 2022
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
The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the Second Amended and Restated Senior Secured Credit Agreement, as amended from time-to-time (2015 Secured Credit Agreement) and our 7.50% Senior Notes due 2020 (7.50% Notes, and collectively with the 6.75% Notes, the Senior Notes). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($5.9 million net of amortization as of June 30, 2016) are being amortized over the term of the notes using the effective interest rate method.
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
The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($3.6 million, net of amortization as of June 30, 2016) are being amortized over the term of the notes using the effective interest rate method.
At any time prior to August 1, 2016, we were entitled to redeem up to 35 percent of the aggregate principal amount of the 7.50% Notes at a redemption price of 107.50 percent of the principal amount, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings by us. On and after August 1, 2016, we may redeem all or a part of the 7.50% Notes upon appropriate notice, at a redemption price of 103.750 percent of the principal amount, and at redemption prices decreasing each year thereafter to par beginning August 1, 2018. To date we have not made any redemptions. If we experience certain changes in control, we must offer to repurchase the 7.50% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
2015 Secured Credit Agreement
On January 26, 2015 we entered into the 2015 Secured Credit Agreement, which amended and restated the 2012 Secured Credit Agreement. The 2015 Secured Credit Agreement was originally comprised of a $200.0 million revolving credit facility (Revolver) set to mature on January 26, 2020. On June 1, 2015, we executed the first amendment to the 2015 Secured Credit Agreement in order to amend certain provisions regarding the definition of “Change of Control.” On September 29, 2015, we executed the second amendment to the 2015 Secured Credit Agreement to, among other things, (a) amend certain covenant ratios; (b) increase the Applicable Rate for certain higher levels of consolidated leverage to a maximum of 4.00 percent per annum for Eurodollar Rate loans and to 3.00 percent per annum for Base Rate loans; (c) permit multi-year letters of credit up to an aggregate amount of $5.0 million; (d) limit payment prior to September 30, 2017 of certain restricted payments and certain prepayments of unsecured senior notes and other specified forms of indebtedness; and (e) remove the option of the Company, subject to the consent of the lenders, to increase the Credit Agreement up to an additional $75 million. On May 27, 2016, we executed the third amendment to the 2015 Secured Credit Agreement (the Third Amendment), which reduced availability under the Revolver from $200 million to $100 million. Additionally, among other things, the Third Amendment: (a) eliminates the Leverage Ratio covenant until the fourth quarter of 2018 when the covenant is reinstated with the ratio established at 4.25:1.00, and remains at 4.25:1.00 thereafter; (b) eliminates the Consolidated Interest Coverage Ratio covenant until the fourth quarter of 2017 when the covenant is reinstated with the ratio established at 1.00:1.00 and increases by 0.25 each subsequent quarter until reaching 2.00:1.00 in the fourth quarter of 2018, and remains at 2.00:1.00 thereafter; (c) immediately increases the maximum permitted Senior Secured Leverage Ratio from 1.50:1.00 to 2.80:1.00 until it decreases to 2.20:1.00 in the second quarter of 2017, to 1.75:1.00 in the third quarter of 2017, and to 1.50:1.00 in the fourth quarter of 2017 and remains at 1.50:1.00 thereafter; (d) immediately decreases the minimum permitted Asset Coverage Ratio from 1.25:1.00 to 1.10:1.00 until it increases to 1.25: 1.00 in the fourth quarter of 2017 and remains at 1.25:1.00 thereafter; (e) requires that, at any time our Consolidated Cash Balance in U.S. bank accounts is over $50 million, we repay borrowings under the 2015 Secured Credit Agreement until our Consolidated Cash balance is no more than $50 million or all borrowings have been repaid, and (f) allows up to $75 million of Junior Lien Debt.
At the time the Third Amendment was executed, the remaining debt issuance costs for the 2015 Secured Credit Agreement totaled approximately $2.2 million. Since the Revolver was reduced by 50 percent, we wrote off approximately $1.1 million in May 2016. We incurred debt issuance costs relating to the Third Amendment of approximately $0.3 million, bringing total debt issuance costs to $1.4 million ($1.3 million, net of amortization as of June 30, 2016) which are being amortized through January 2020, or the term of the Third Amendment, on a straight line basis.

Our obligations under the 2015 Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, certain U.S.-based rental equipment of the Company and its subsidiary guarantors and the equity interests of certain of the Company’s subsidiaries. The 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness, liens, restrictions on entry into certain affiliate transactions and payments (including payment of dividends) and maintenance of certain ratios and coverage tests. We were in compliance with all covenants contained in the 2015 Secured Credit Agreement as of June 30, 2016.
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Revolving loans are available subject to a quarterly asset coverage ratio calculation based on the Orderly Liquidation Value of certain specified rigs including barge rigs in the GOM and land rigs in Alaska, and certain U.S.-based rental equipment of the Company and its subsidiary guarantors and a percentage of eligible domestic accounts receivable. The $30.0 million draw outstanding at the closing of the 2015 Secured Credit Agreement was repaid in full during the first quarter of 2015 with cash on hand. Letters of credit outstanding against the Revolver as of June 30, 2016 totaled $11.8 million. There were no amounts drawn on the Revolver as of June 30, 2016.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the market risk faced by us from that reported in our 2015 Form 10-K. For more information on market risk, see Part II, Item 7A in our 2015 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2016, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Third Amendment to the Second Amended and Restated Credit Agreement, dated May 27, 2016, among Parker Drilling Company, as Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, Barclays Bank PLC, as Documentation Agent, and the other lenders and L/C issuers from time to time party thereto.

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

PARKER DRILLING COMPANY

Date:	August 3, 2016	By:	/s/ Gary G. Rich
Gary G. Rich Chairman, President and Chief Executive Officer

		By:	/s/ Christopher T. Weber
Christopher T. Weber Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	—
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
Third Amendment to the Second Amended and Restated Credit Agreement, dated May 27, 2016, among Parker Drilling Company, as Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, Barclays Bank PLC, as Documentation Agent, and the other lenders and L/C issuers from time to time party thereto.

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