Form 10-Q
period 2016-09-30
PARKER DRILLING CO /DE/
filed 2016-10-31
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2016 there were 125,055,485 common shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,613	$134,294
Accounts and Notes Receivable, net of allowance for bad debts of $7,388 at September 30, 2016 and $8,694 at December 31, 2015.	130,616	175,105
Rig materials and supplies	32,681	34,937
Other current assets	22,514	22,405
Total current assets	289,424	366,741
Property, plant and equipment, net of accumulated depreciation of $1,374,409 at September 30, 2016 and $1,302,380 at December 31, 2015.	718,254	805,841
Goodwill	6,708	6,708
Intangible assets, net	10,660	13,377
Deferred income taxes	87,653	139,282
Other noncurrent assets	37,183	34,753
Total assets	$1,149,882	$1,366,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	86,107	129,703
Accrued income taxes	7,186	6,418
Total current liabilities	93,293	136,121
Long-term debt, net of unamortized debt issuance costs of $9,065 at September 30, 2016 and $10,202 at December 31, 2015.	575,935	574,798
Other long-term liabilities	16,161	18,617
Deferred tax liability	78,893	68,654
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	20,829	20,518
Capital in excess of par value	671,977	669,120
Accumulated deficit	(301,123)	(119,238)
Accumulated other comprehensive income (loss)	(6,083)	(1,888)
Total stockholders’ equity	385,600	568,512
Total liabilities and stockholders’ equity	$1,149,882	$1,366,702
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$97,189	$173,418	$332,979	$563,435
Expenses:
Operating expenses	84,680	128,963	281,992	411,802
Depreciation and amortization	34,474	39,584	106,605	118,474
	119,154	168,547	388,597	530,276
Total operating gross margin (loss)	(21,965)	4,871	(55,618)	33,159
General and administration expense	(7,424)	(8,895)	(25,200)	(29,243)
Provision for reduction in carrying value of certain assets	—	(906)	—	(3,222)
Gain (loss) on disposition of assets, net	(187)	383	(249)	2,686
Total operating income (loss)	(29,576)	(4,547)	(81,067)	3,380
Other income (expense):
Interest expense	(11,015)	(11,293)	(34,764)	(33,767)
Interest income	9	7	48	209
Other	(351)	(719)	1,776	(3,628)
Total other income (expense)	(11,357)	(12,005)	(32,940)	(37,186)
Income (loss) before income taxes	(40,933)	(16,552)	(114,007)	(33,806)
Income tax expense (benefit)	5,295	31,930	67,878	24,832
Net income (loss)	(46,228)	(48,482)	(181,885)	(58,638)
Less: Net income (loss) attributable to noncontrolling interest	—	138	—	789
Net income (loss) attributable to controlling interest	$(46,228)	$(48,620)	$(181,885)	$(59,427)
Basic income (loss) per share	$(0.37)	$(0.40)	$(1.47)	$(0.49)
Diluted income (loss) per share	$(0.37)	$(0.40)	$(1.47)	$(0.49)

Number of common shares used in computing earnings per share:
Basic	124,486,848	122,933,518	123,894,980	122,430,957
Diluted	124,486,848	122,933,518	123,894,980	122,430,957

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Comprehensive income (loss):
Net income (loss)	$(46,228)	$(48,482)	$(181,885)	$(58,638)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	116	(1,285)	311	(2,308)
Currency translation difference on foreign currency net investments	(740)	588	(4,506)	1,462
Total other comprehensive income (loss), net of tax:	(624)	(697)	(4,195)	(846)
Comprehensive income (loss)	(46,852)	(49,179)	(186,080)	(59,484)
Comprehensive income (loss) attributable to noncontrolling interest	—	(82)	—	(571)
Comprehensive income (loss) attributable to controlling interest	$(46,852)	$(49,261)	$(186,080)	$(60,055)

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(181,885)	$(58,638)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	106,605	118,474
Accretion of contingent consideration	419	547
(Gain) loss on debt modification	1,088	—
Provision for reduction in carrying value of certain assets	—	3,222
(Gain) loss on disposition of assets	249	(2,686)
Deferred income tax expense (benefit)	61,199	10,259
Expenses not requiring cash	(4,031)	8,029
Change in assets and liabilities:
Accounts and notes receivable	44,799	51,254
Other assets	3,282	1,486
Accounts payable and accrued liabilities	(30,590)	(15,790)
Accrued income taxes	(1,992)	(7,305)
Net cash provided by (used in) operating activities	(857)	108,852

Cash flows from investing activities:
Capital expenditures	(20,994)	(72,469)
Proceeds from the sale of assets	2,296	731
Proceeds from insurance settlements	—	2,500
Acquisition, net of cash acquired	—	(10,431)
Net cash provided by (used in) investing activities	(18,698)	(79,669)

Cash flows from financing activities:
Repayments of long-term debt	—	(30,000)
Payments of debt issuance costs	—	(1,996)
Payment for noncontrolling interest	(3,375)	—
Payments of contingent consideration	(6,000)	—
Excess tax (expense) from stock based compensation	(1,751)	(992)
Net cash provided by (used in) financing activities	(11,126)	(32,988)

Net increase (decrease) in cash and cash equivalents	(30,681)	(3,805)
Cash and cash equivalents, beginning of year	134,294	108,456
Cash and cash equivalents, end of period	$103,613	$104,651

Supplemental cash flow information:
Interest paid	$41,175	$41,393
Income taxes paid	$12,142	$21,627

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 1 - General
The Consolidated Condensed Financial Statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 are unaudited. In the opinion of Parker Drilling Company (Parker Drilling or the Company), these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Nature of Operations — Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. We report our Drilling Services business as two reportable segments: (1) U.S. (Lower 48) Drilling and (2) International & Alaska Drilling. Effective July 1, 2016, we report our Rental Tools Services business as two reportable segments: (1) U.S. Rental Tools and (2) International Rental Tools. We have revised our business segment reporting to reflect our current management approach and recast prior periods to conform to the current business segment presentation.
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
    Our U.S. (Lower 48) Drilling segment provides drilling services with our Gulf of Mexico (GOM) barge drilling fleet, and markets our U.S. (Lower 48) based O&M services. Our GOM barge drilling fleet operates barge rigs that drill for oil and natural gas in shallow waters in and along the inland waterways and coasts of Louisiana, Alabama and Texas. The majority of these wells are drilled in shallow water depths ranging from 6 to 12 feet. Our International & Alaska Drilling segment provides drilling services, with Company-owned rigs as well as through O&M contracts, and project related services. We strive to deploy our fleet of Company-owned rigs in markets where we expect to have opportunities to keep the rigs consistently utilized and build a sufficient presence to achieve efficient operating scale.
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
Reimbursable Revenues — The Company recognizes reimbursements received for out-of-pocket expenses incurred as revenues and accounts for out-of-pocket expenses as direct operating costs. Such amounts totaled $19.4 million and $20.8 million for the three months ended September 30, 2016 and 2015, respectively, and $55.8 million and $68.4 million for the nine months ended September 30, 2016 and 2015, respectively. Additionally, the Company typically receives a nominal handling fee, which is recognized as revenues in our consolidated statement of operations.
Use of Estimates — The preparation of consolidated condensed financial statements in accordance with accounting policies generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements, and our revenues and expenses during the periods reported. Estimates are typically used when accounting for certain significant items such as legal or contractual liability accruals, mobilization and deferred mobilization, self-insured medical and dental plans, income taxes and related tax valuation allowance, and other items requiring the use of estimates. Estimates are based on a number of variables which may include third party valuations, historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ from management estimates.
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
Goodwill — We account for business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining noncontrolling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, plus the value of any noncontrolling interests, is recognized as goodwill. We perform our annual goodwill impairment review as of October 1 of each year, and more frequently if negative conditions or other triggering events arise. The quantitative impairment test we perform for goodwill utilizes certain assumptions, including forecasted revenue and costs assumptions. See Note 3 - Goodwill and Intangible Assets for further discussion.
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
Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and natural gas companies. We generally do not require collateral on our trade receivables. We depend on a limited number of significant customers. Our largest customer, Exxon Neftegas Limited (ENL), constituted approximately 39.6 percent of our consolidated revenues for the nine months ended September 30, 2016. Excluding reimbursable revenues of $54.3 million, ENL constituted approximately 28.0 percent of our total consolidated revenues for the nine months ended September 30, 2016. Our second largest customer, BP Exploration Alaska, Inc. (BP), constituted approximately 11.9 percent of our consolidated revenues for the nine months ended September 30, 2016.
At September 30, 2016 and December 31, 2015, we had deposits in domestic banks in excess of federally insured limits of approximately $69.2 million and $91.3 million, respectively. In addition, we had uninsured deposits in foreign banks as of September 30, 2016 and December 31, 2015 of $34.8 million and $44.1 million, respectively.
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
Note 3 - Goodwill and Intangible Assets
As part of the 2M-Tek Acquisition we recognized $6.7 million of goodwill and acquired definite-lived intangible assets with an acquisition date fair value of $13.5 million. As part of the 2013 acquisition of International Tubular Services Limited (ITS) and related assets (the ITS Acquisition), we acquired definite-lived intangible assets with an acquisition date fair value of $8.5 million. All of the Company’s goodwill and intangible assets are allocated to the International Rental Tools segment.

Goodwill
During the 2016 second quarter, circumstances indicated that the fair value of the reporting unit may not be in excess of the carrying value of the goodwill. Therefore we performed a goodwill impairment review and determined that the fair value of the reporting unit exceeded its carrying value and therefore, no goodwill impairment was identified. Should current market conditions worsen or persist for an extended period of time, an impairment of the carrying value of our goodwill could occur. We perform our annual impairment review during the fourth quarter, as of October 1.
The change in the carrying amount of goodwill for the period ended September 30, 2016 is as follows:

Dollars in thousands	Goodwill
Balance at December 31, 2015	$6,708
Additions	—
Balance at September 30, 2016	$6,708
Of the total amount of goodwill recognized, zero is expected to be deductible for income tax purposes.
Intangible Assets
Intangible Assets consist of the following:

		Balance at September 30, 2016
Dollars in thousands	Estimated Useful Life (Years)	Gross Carrying Amount	Write-off Due to Sale in 2015 (1)	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Developed technology	6	$11,630	$—	$(2,908)	$8,722
Customer relationships	3	5,400	(264)	(5,136)	—
Trade names	5	4,940	(332)	(2,670)	1,938
Total amortized intangible assets		$21,970	$(596)	$(10,714)	$10,660
(1) During the 2015 fourth quarter, we sold our controlling interest in a joint venture in Egypt resulting in the write-off of $0.6 million of intangible assets related to customer relationships and trade name acquired as part of the ITS Acquisition.
Amortization expense was $2.7 million and $3.1 million for the nine months ended September 30, 2016 and 2015, respectively.
Our remaining intangibles amortization expense for the next five years is presented below:

Dollars in thousands	Expected future intangible amortization expense
2016	$732
2017	$2,801
2018	$2,306
2019	$2,306
2020	$2,030
Beyond 2020	$485

Note 4 - Earnings (Loss) Per Share (EPS)

	Three Months Ended September 30, 2016
	Income/(Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$(46,228,000)	124,486,848	$(0.37)
Effect of dilutive securities:
Restricted stock units	—	—	—
Diluted EPS	$(46,228,000)	124,486,848	$(0.37)

	Nine Months Ended September 30, 2016
	Income/(Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$(181,885,000)	123,894,980	$(1.47)
Effect of dilutive securities:
Restricted stock units	—	—	—
Diluted EPS	$(181,885,000)	123,894,980	$(1.47)

	Three Months Ended September 30, 2015
	Income/(Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$(48,620,000)	122,933,518	$(0.40)
Effect of dilutive securities:
Restricted stock units	—	—	—
Diluted EPS	$(48,620,000)	122,933,518	$(0.40)

	Nine Months Ended September 30, 2015
	Income/(Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$(59,427,000)	122,430,957	$(0.49)
Effect of dilutive securities:
Restricted stock units	—	—	—
Diluted EPS	$(59,427,000)	122,430,957	$(0.49)

For the three and nine months ended September 30, 2016 and 2015, respectively, all common shares potentially issuable in connection with outstanding restricted stock unit awards have been excluded from the calculation of diluted EPS as the company incurred losses during the three and nine month periods, therefore, inclusion of such potential common shares in the calculation would be anti-dilutive.

Note 5 - Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss consisted of the following:

Dollars in thousands	Foreign Currency Items
December 31, 2015	$(1,888)
Current period other comprehensive income (loss)	(4,195)
September 30, 2016	$(6,083)
There were no amounts reclassified out of accumulated other comprehensive loss for the three months ended September 30, 2016. Amounts reclassified out of accumulated other comprehensive loss were $1.9 million for the nine months ended September 30, 2016 and represent realized foreign currency translation gains.
Note 6 - Reportable Segments
Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. We report our Drilling Services business as two reportable segments: (1) U.S. (Lower 48) Drilling and (2) International & Alaska Drilling. Effective July 1, 2016, we report our Rental Tools Services business as two reportable segments: (1) U.S. Rental Tools and (2) International Rental Tools. We have revised our business segment reporting to reflect our current management approach and recast prior periods to conform to the current business segment presentation.
Within the four reportable segments, we have aggregated our Arctic, Eastern Hemisphere and Latin America business units under International & Alaska Drilling, one business unit under U.S. (Lower 48) Drilling, one business unit under U.S. Rental Tools and one business unit under International Rental Tools, for a total of six business units. The Company has aggregated each of its business units in one of the four reporting segments based on the guidelines of the Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic No. 280, Segment Reporting (ASC 280). We eliminate inter-segment revenues and expenses. We disclose revenues under the four reportable segments based on the similarity of the use and markets for the groups of products and services within each segment.
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
U.S. (Lower 48) Drilling
Our U.S. (Lower 48) Drilling segment provides drilling services with our GOM barge drilling rig fleet, and markets our U.S. (Lower 48) based O&M services. Our GOM barge drilling fleet operates barge rigs that drill for oil and natural gas in shallow waters in and along the inland waterways and coasts of Louisiana, Alabama and Texas. The majority of these wells are drilled in shallow water depths ranging from 6 to 12 feet. Our rigs are suitable for a variety of drilling programs, from inland coastal waters requiring shallow draft barges, to open water drilling on both state and federal water projects requiring more robust capabilities. The barge drilling industry in the GOM is characterized by cyclical activity where utilization and dayrates are typically driven by oil and gas prices and our customers’ access to project financing. Contract terms tend to be well-to-well or multi-well programs, most commonly ranging from 45 to 150 days.
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
Rental Tools Services Business
In our Rental Tools Services business, our U.S. Rental Tools and International Rental Tools segments provide premium rental equipment and services to E&P companies, drilling contractors and service companies on land and offshore in the U.S. and select international markets. Tools we provide include standard and heavy-weight drill pipe, tubing, pressure control equipment, including BOPs, drill collars and more. We also provide well construction services, which include tubular running services and downhole tools, and well intervention services, which include whipstock, fishing products and related services, as well as inspection and machine shop support. Our largest single market for rental tools is U.S. land drilling. Rental tools are used during well drilling programs and are usually rented on a daily or monthly basis.
The following table represents the results of operations by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2016	2015	2016	2015
Revenues: (1)
Drilling Services:
U.S. (Lower 48) Drilling	$1,431	$5,961	$4,581	$26,906
International & Alaska Drilling	65,307	110,661	225,854	339,551
Total Drilling Services	66,738	116,622	230,435	366,457
Rental Tools Services:
U.S. Rental Tools	14,967	31,905	55,483	113,155
International Rental Tools	15,484	24,891	47,061	83,823
Total Rental Tools Services	30,451	56,796	102,544	196,978
Total revenues	97,189	173,418	332,979	563,435
Operating gross margin: (2)
Drilling Services:
U.S. (Lower 48) Drilling	(8,686)	(7,397)	(26,257)	(20,673)
International & Alaska Drilling	71	13,212	8,347	37,428
Total Drilling Services	(8,615)	5,815	(17,910)	16,755
Rental Tools Services:
U.S. Rental Tools	(6,645)	2,976	(16,069)	16,033
International Rental Tools	(6,705)	(3,920)	(21,639)	371
Total Rental Tools Services	(13,350)	(944)	(37,708)	16,404
Total operating gross margin	(21,965)	4,871	(55,618)	33,159
General and administrative expense	(7,424)	(8,895)	(25,200)	(29,243)
Provision for reduction in carrying value of certain assets	—	(906)	—	(3,222)
Gain (loss) on disposition of assets, net	(187)	383	(249)	2,686
Total operating income (loss)	(29,576)	(4,547)	(81,067)	3,380
Interest expense	(11,015)	(11,293)	(34,764)	(33,767)
Interest income	9	7	48	209
Other income (loss)	(351)	(719)	1,776	(3,628)
Loss from continuing operations before income taxes	$(40,933)	$(16,552)	$(114,007)	$(33,806)

(1)For the nine months ended September 30, 2016, our largest customer, ENL, constituted approximately 39.6 percent of our total consolidated revenues and approximately 58.4 percent of our International & Alaska Drilling segment revenues. Excluding reimbursable revenues of $54.3 million, ENL constituted approximately 28.0 percent of our total consolidated revenues and approximately 45.6 percent of our International & Alaska Drilling segment revenues. Our second largest customer, BP, constituted 11.9 percent of our total consolidated revenues and approximately 17.3 percent of our International & Alaska Drilling segment revenues.
For the nine months ended September 30, 2015, our largest customer, ENL, constituted approximately 27.0 percent of our total consolidated revenues and approximately 44.7 percent of our International & Alaska Drilling segment revenues. Excluding reimbursable revenues of $58.1 million, ENL constituted approximately 19.1 percent of our total consolidated revenues and approximately 34.7 percent of our International & Alaska Drilling segment revenues.
(2)Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
Note 7 - Accounting for Uncertainty in Income Taxes
We apply the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At September 30, 2016, we had a liability for unrecognized tax benefits of $6.0 million, primarily related to foreign operations, all of which would favorably impact our effective tax rate upon recognition. At December 31, 2015, we had a liability for unrecognized tax benefits of $7.8 million, including $3.6 million of benefits which would favorably impact our effective tax rate upon recognition, primarily related to foreign operations. In addition, we recognize interest and penalties that could be applied to uncertain tax positions in periodic income tax expense. As of September 30, 2016 and December 31, 2015, we had approximately $1.8 million and $3.4 million, respectively, of accrued interest and penalties related to uncertain tax positions.
Note 8 - Income Tax Expense (Benefit)
During the third quarter of 2016, we had income tax expense of $5.3 million compared with income tax expense of $31.9 million during the third quarter of 2015. Despite the pre-tax loss for the third quarter of 2016, we recognized income tax expense due to the jurisdictional mix of income and loss during the quarter, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances. During the 2015 third quarter, we recognized income tax expense as a result of recording a valuation allowance of $36.6 million primarily on U.S. foreign tax credits and certain foreign net operating losses.
Note 9 - Long-Term Debt
The following table illustrates our debt portfolio as of September 30, 2016 and December 31, 2015:

Dollars in thousands	September 30, 2016	December 31, 2015
6.75% Senior Notes, due July 2022	$360,000	$360,000
7.50% Senior Notes, due August 2020	225,000	225,000
Total principal	585,000	585,000
Less: unamortized debt issuance costs	(9,065)	(10,202)
Total long-term debt	$575,935	$574,798
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
The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the Second Amended and Restated Senior Secured Credit Agreement, as amended from time-

to-time (2015 Secured Credit Agreement) and our 7.50% Senior Notes due 2020 (7.50% Notes, and collectively with the 6.75% Notes, the Senior Notes). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($5.7 million net of amortization as of September 30, 2016) are being amortized over the term of the notes using the effective interest rate method.
At any time prior to January 15, 2017, we may redeem up to 35 percent of the aggregate principal amount of the 6.75% Notes at a redemption price of 106.75 percent of the principal amount, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings by us. To date we have not made any redemptions. On and after January 15, 2018, we may redeem all or a part of the 6.75% Notes upon appropriate notice, at a redemption price of 103.375 percent of the principal amount, and at redemption prices decreasing each year thereafter to par beginning January 15, 2020. If we experience certain changes in control, we must offer to repurchase the 6.75% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($3.4 million, net of amortization as of September 30, 2016) are being amortized over the term of the notes using the effective interest rate method.
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
2015 Secured Credit Agreement
On January 26, 2015 we entered into the 2015 Secured Credit Agreement, which amended and restated the 2012 Secured Credit Agreement. The 2015 Secured Credit Agreement was originally comprised of a $200.0 million revolving credit facility (Revolver) set to mature on January 26, 2020. On June 1, 2015, we executed the first amendment to the 2015 Secured Credit Agreement in order to amend certain provisions regarding the definition of “Change of Control.” On September 29, 2015, we executed the second amendment to the 2015 Secured Credit Agreement to, among other things, (a) amend certain covenant ratios; (b) increase the Applicable Rate for certain higher levels of consolidated leverage to a maximum of 4.00 percent per annum for Eurodollar Rate loans and to 3.00 percent per annum for Base Rate loans; (c) permit multi-year letters of credit up to an aggregate amount of $5.0 million; (d) limit payment prior to September 30, 2017 of certain restricted payments and certain prepayments of unsecured senior notes and other specified forms of indebtedness; and (e) remove the option of the Company, subject to the consent of the lenders, to increase the Credit Agreement up to an additional $75 million. On May 27, 2016, we executed the third amendment to the 2015 Secured Credit Agreement (the Third Amendment), which reduced availability under the Revolver from $200 million to $100 million. Additionally, among other things, the Third Amendment: (a) eliminated the Leverage Ratio covenant until the fourth quarter of 2018 when the covenant is reinstated with the ratio established at 4.25:1.00, and remains at 4.25:1.00 thereafter;

(b) eliminated the Consolidated Interest Coverage Ratio covenant until the fourth quarter of 2017 when the covenant is reinstated with the ratio established at 1.00:1.00 and increases by 0.25 each subsequent quarter until reaching 2.00:1.00 in the fourth quarter of 2018, and remains at 2.00:1.00 thereafter; (c) immediately increased the maximum permitted Senior Secured Leverage Ratio from 1.50:1.00 to 2.80:1.00 until it decreases to 2.20:1.00 in the second quarter of 2017, to 1.75:1.00 in the third quarter of 2017, and to 1.50:1.00 in the fourth quarter of 2017 and remains at 1.50:1.00 thereafter; (d) immediately decreased the minimum permitted Asset Coverage Ratio from 1.25:1.00 to 1.10:1.00 until it increases to 1.25: 1.00 in the fourth quarter of 2017 and remains at 1.25:1.00 thereafter; (e) requires that, at any time our Consolidated Cash Balance in U.S. bank accounts is over $50 million, we repay borrowings under the 2015 Secured Credit Agreement until our Consolidated Cash balance is no more than $50 million or all borrowings have been repaid, and (f) allows up to $75 million of Junior Lien Debt.
At the time the Third Amendment was executed, the remaining debt issuance costs for the 2015 Secured Credit Agreement totaled approximately $2.2 million. Since the Revolver was reduced by 50 percent, we wrote off approximately $1.1 million in May 2016. We incurred debt issuance costs relating to the Third Amendment of approximately $0.3 million, bringing total debt issuance costs to $1.4 million ($1.3 million, net of amortization as of September 30, 2016) which are being amortized through January 2020, or the term of the Third Amendment, on a straight line basis.
Our obligations under the 2015 Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, certain U.S.-based rental equipment of the Company and its subsidiary guarantors and the equity interests of certain of the Company’s subsidiaries. The 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness, liens, restrictions on entry into certain affiliate transactions and payments (including payment of dividends) and maintenance of certain ratios and coverage tests. We were in compliance with all covenants contained in the 2015 Secured Credit Agreement as of September 30, 2016.
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Revolving loans are available subject to a quarterly asset coverage ratio calculation based on the Orderly Liquidation Value of certain specified rigs including barge rigs in the GOM and land rigs in Alaska, and certain U.S.-based rental equipment of the Company and its subsidiary guarantors and a percentage of eligible domestic accounts receivable. The $30.0 million draw outstanding at the closing of the 2015 Secured Credit Agreement was repaid in full during the first quarter of 2015 with cash on hand. Letters of credit outstanding against the Revolver as of September 30, 2016 totaled $9.6 million. There were no amounts drawn on the Revolver as of September 30, 2016.
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

Fair value of our debt instruments is determined using Level 2 inputs. Fair values and related carrying values of our debt instruments were as follows for the periods indicated:

	September 30, 2016		December 31, 2015
Dollars in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt
6.75% Notes	$360,000	$280,800	$360,000	$246,600
7.50% Notes	225,000	179,438	225,000	171,000
Total principal	$585,000	$460,238	$585,000	$417,600
The assets acquired and liabilities assumed in the 2M-Tek Acquisition were recorded at fair value in accordance with U.S. GAAP. Acquisition date fair values represent either Level 2 fair value measurements (current assets and liabilities, property, plant and equipment) or Level 3 fair value measurements (intangible assets).
Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the nine months ended September 30, 2016.
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

Note 12 - Recent Accounting Pronouncements
In August 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU is intended to reduce diversity in current practice regarding the manner in which certain cash receipts and cash payments are presented and classified in the cash flow statement. The standard becomes effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We have assessed the impact of the adoption of ASU 2016-15 on our statement of cash flows, and we do not believe it will have a material impact.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). The objective of this update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard becomes effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We have assessed the impact of the adoption of ASU 2016-09 on our financial position, results of operations and cash flows, and we do not believe it will have a material impact.
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
We are providing unaudited consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015, respectively. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.
Upon the closing of our 2015 Secured Credit Agreement, one of our subsidiaries was released as a guarantor subsidiary and is now classified as a non-guarantor subsidiary. In accordance with the guidance of FASB Accounting Standards Codification Topic No. 810, Consolidation (ASC 810), we have retrospectively updated the unaudited consolidating condensed financial information as of December 31, 2015 and September 30, 2015.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	September 30, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$54,042	$13,684	$35,887	$—	$103,613
Accounts and notes receivable, net	—	15,637	114,979	—	130,616
Rig materials and supplies	—	(6,210)	38,891	—	32,681
Other current assets	—	7,142	15,372	—	22,514
Total current assets	54,042	30,253	205,129	—	289,424
Property, plant and equipment, net	(19)	483,513	234,760	—	718,254
Goodwill	—	6,708	—	—	6,708
Intangible assets, net	—	10,010	650	—	10,660
Investment in subsidiaries and intercompany advances	3,016,378	2,917,336	3,605,766	(9,539,480)	—
Other noncurrent assets	(137,690)	191,518	551,820	(480,812)	124,836
Total assets	$2,932,711	$3,639,338	$4,598,125	$(10,020,292)	$1,149,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$103,855	$33,848	$565,881	$(617,477)	$86,107
Accrued income taxes	43,043	(24,909)	(10,948)	—	7,186
Total current liabilities	146,898	8,939	554,933	(617,477)	93,293
Long-term debt, net	575,935	—	—	—	575,935
Other long-term liabilities	2,867	8,418	4,876	—	16,161
Deferred tax liability	(29)	80,545	(1,623)	—	78,893
Intercompany payables	1,818,320	1,425,349	2,112,278	(5,355,947)	—
Total liabilities	2,543,991	1,523,251	2,670,464	(5,973,424)	764,282
Total equity	388,720	2,116,087	1,927,661	(4,046,868)	385,600
Total liabilities and stockholders’ equity	$2,932,711	$3,639,338	$4,598,125	$(10,020,292)	$1,149,882

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$25,399	$96,663	$(24,873)	$97,189
Operating expenses	—	25,505	84,048	(24,873)	84,680
Depreciation and amortization	—	22,300	12,174	—	34,474
Total operating gross margin (loss)	—	(22,406)	441	—	(21,965)
General and administration expense (1)	(92)	(2,759)	(4,573)	—	(7,424)
Provision for reduction in carrying value of certain assets	—	—	—	—	—
Gain (loss) on disposition of assets, net	—	(12)	(175)	—	(187)
Total operating income (loss)	(92)	(25,177)	(4,307)	—	(29,576)
Other income (expense):
Interest expense	(11,700)	(56)	504	237	(11,015)
Interest income	189	157	(100)	(237)	9
Other	—	15	(366)	—	(351)
Equity in net earnings of subsidiaries	(24,887)	—	—	24,887	—
Total other income (expense)	(36,398)	116	38	24,887	(11,357)
Income (loss) before income taxes	(36,490)	(25,061)	(4,269)	24,887	(40,933)
Total income tax expense (benefit)	9,738	(6,652)	2,209	—	5,295
Net income (loss) attributable to controlling interest	$(46,228)	$(18,409)	$(6,478)	$24,887	$(46,228)

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$59,252	$138,564	$(24,398)	$173,418
Operating expenses	—	32,457	120,904	(24,398)	128,963
Depreciation and amortization	—	24,002	15,582	—	39,584
Total operating gross margin (loss)	—	2,793	2,078	—	4,871
General and administration expense (1)	(148)	(8,857)	110	—	(8,895)
Provision for reduction in carrying value of certain assets	—	(920)	14	—	(906)
Gain (loss) on disposition of assets, net	—	407	(24)	—	383
Total operating income (loss)	(148)	(6,577)	2,178	—	(4,547)
Other income (expense):
Interest expense	(11,020)	(268)	(2,618)	2,613	(11,293)
Interest income	173	(18)	2,465	(2,613)	7
Other	—	(102)	(617)	—	(719)
Equity in net earnings of subsidiaries	(29,913)	—	—	29,913	—
Total other income (expense)	(40,760)	(388)	(770)	29,913	(12,005)
Income (loss) before income taxes	(40,908)	(6,965)	1,408	29,913	(16,552)
Income tax expense (benefit)	7,712	(2,846)	27,064	—	31,930
Net income (loss)	(48,620)	(4,119)	(25,656)	29,913	(48,482)
Less: Net income (loss) attributable to noncontrolling interest	—	—	138	—	138
Net income (loss) attributable to controlling interest	$(48,620)	$(4,119)	$(25,794)	$29,913	$(48,620)

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$107,368	$292,034	$(66,423)	$332,979
Operating expenses	—	83,917	264,498	(66,423)	281,992
Depreciation and amortization	—	68,739	37,866	—	106,605
Total operating gross margin (loss)	—	(45,288)	(10,330)	—	(55,618)
General and administration expense (1)	(291)	(20,199)	(4,710)	—	(25,200)
Gain (loss) on disposition of assets, net	—	141	(390)	—	(249)
Total operating income (loss)	(291)	(65,346)	(15,430)	—	(81,067)
Other income (expense):
Interest expense	(36,452)	(537)	(4,646)	6,871	(34,764)
Interest income	584	515	5,820	(6,871)	48
Other	—	488	1,288	—	1,776
Equity in net earnings of subsidiaries	(65,679)	—	—	65,679	—
Total other income (expense)	(101,547)	466	2,462	65,679	(32,940)
Income (loss) before income taxes	(101,838)	(64,880)	(12,968)	65,679	(114,007)
Total income tax expense (benefit)	80,047	(15,656)	3,487	—	67,878
Net income (loss) attributable to controlling interest	$(181,885)	$(49,224)	$(16,455)	$65,679	$(181,885)

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$201,924	$452,197	$(90,686)	$563,435
Operating expenses	—	112,229	390,259	(90,686)	411,802
Depreciation and amortization	—	71,270	47,204	—	118,474
Total operating gross margin (loss)	—	18,425	14,734	—	33,159
General and administration expense (1)	(1,152)	(31,896)	3,805	—	(29,243)
Provision for reduction in carrying value of certain assets	—	(920)	(2,302)	—	(3,222)
Gain on disposition of assets, net	—	452	2,234	—	2,686
Total operating income (loss)	(1,152)	(13,939)	18,471	—	3,380
Other income (expense):
Interest expense	(33,145)	(608)	(5,956)	5,942	(33,767)
Interest income	756	(12)	5,407	(5,942)	209
Other	—	(81)	(3,547)	—	(3,628)
Equity in net earnings of subsidiaries	(29,316)	—	—	29,316	—
Total other income (expense)	(61,705)	(701)	(4,096)	29,316	(37,186)
Income (loss) before income taxes	(62,857)	(14,640)	14,375	29,316	(33,806)
Total income tax expense (benefit)	(3,430)	(5,656)	33,918	—	24,832
Net income (loss)	(59,427)	(8,984)	(19,543)	29,316	(58,638)
Less: Net income (loss) attributable to noncontrolling interest	—	—	789	—	789
Net income (loss) attributable to controlling interest	$(59,427)	$(8,984)	$(20,332)	$29,316	$(59,427)

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(46,228)	$(18,409)	$(6,478)	$24,887	$(46,228)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	116	—	116
Currency translation difference on foreign currency net investments	—	—	(740)	—	(740)
Total other comprehensive income (loss), net of tax:	—	—	(624)	—	(624)
Comprehensive income (loss) attributable to controlling interest	$(46,228)	$(18,409)	$(7,102)	$24,887	$(46,852)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(48,620)	$(4,119)	$(25,656)	$29,913	$(48,482)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	(1,285)	—	(1,285)
Currency translation difference on foreign currency net investments	—	—	588	—	588
Total other comprehensive income (loss), net of tax:	—	—	(697)	—	(697)
Comprehensive income (loss)	(48,620)	(4,119)	(26,353)	29,913	(49,179)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(82)	—	(82)
Comprehensive income (loss) attributable to controlling interest	$(48,620)	$(4,119)	$(26,435)	$29,913	$(49,261)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(181,885)	$(49,224)	$(16,455)	$65,679	$(181,885)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	311	—	311
Currency translation difference on foreign currency net investments	—	—	(4,506)	—	(4,506)
Total other comprehensive income (loss), net of tax:	—	—	(4,195)	—	(4,195)
Comprehensive income (loss) attributable to controlling interest	$(181,885)	$(49,224)	$(20,650)	$65,679	$(186,080)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(59,427)	$(8,984)	$(19,543)	$29,316	$(58,638)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	(2,308)	—	(2,308)
Currency translation difference on foreign currency net investments	—	—	1,462	—	1,462
Total other comprehensive income (loss), net of tax:	—	—	(846)	—	(846)
Comprehensive income (loss)	(59,427)	(8,984)	(20,389)	29,316	(59,484)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(571)	—	(571)
Comprehensive income (loss) attributable to controlling interest	$(59,427)	$(8,984)	$(20,960)	$29,316	$(60,055)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(181,885)	$(49,224)	$(16,455)	$65,679	$(181,885)
Adjustments to reconcile net income (loss):
Depreciation and amortization	—	68,739	37,866	—	106,605
Accretion of contingent consideration	—	419	—	—	419
(Gain) loss on debt modification	1,088	—	—	—	1,088
(Gain) loss on disposition of assets	—	(141)	390	—	249
Deferred income tax expense (benefit)	46,773	12,693	1,733	—	61,199
Expenses not requiring cash	4,155	(505)	(7,681)	—	(4,031)
Equity in net earnings of subsidiaries	65,679	—	—	(65,679)	—
Change in assets and liabilities:
Accounts and notes receivable	—	26,956	17,843	—	44,799
Other assets	(113,372)	119,703	(3,049)	—	3,282
Accounts payable and accrued liabilities	(7,079)	(16,486)	(7,025)	—	(30,590)
Accrued income taxes	33,313	(27,191)	(8,114)	—	(1,992)
Net cash provided by (used in) operating activities	(151,328)	134,963	15,508	—	(857)

Cash flows from investing activities:
Capital expenditures	—	(10,121)	(10,873)	—	(20,994)
Proceeds from the sale of assets	—	435	1,861	—	2,296
Net cash provided by (used in) investing activities	—	(9,686)	(9,012)	—	(18,698)

Cash flows from financing activities:
Payment for noncontrolling interest	(3,375)	—	—	—	(3,375)
Payment of contingent consideration	—	(6,000)	—	—	(6,000)
Excess tax benefit from stock-based compensation	(1,751)	—	—	—	(1,751)
Intercompany advances, net	136,511	(119,447)	(17,064)	—	—
Net cash provided by (used in) financing activities	131,385	(125,447)	(17,064)	—	(11,126)

Net change in cash and cash equivalents	(19,943)	(170)	(10,568)	—	(30,681)
Cash and cash equivalents at beginning of year	73,985	13,854	46,455	—	134,294
Cash and cash equivalents at end of year	$54,042	$13,684	$35,887	$—	$103,613

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2015
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(59,427)	$(8,984)	$(19,543)	$29,316	$(58,638)
Adjustments to reconcile net income (loss)
Depreciation and amortization	—	71,270	47,204	—	118,474
Accretion of contingent consideration	—	—	547	—	547
Provision for reduction in carrying value of certain assets	—	920	2,302	—	3,222
(Gain) loss on disposition of assets	—	(452)	(2,234)	—	(2,686)
Deferred income tax expense (benefit)	(24,184)	10,032	24,411	—	10,259
Expenses not requiring cash	6,498	2,677	(1,146)	—	8,029
Equity in net earnings of subsidiaries	29,316	—	—	(29,316)	—
Change in assets and liabilities:
Accounts and notes receivable	(33)	36,694	14,593	—	51,254
Other assets	(121,465)	110,017	12,934	—	1,486
Accounts payable and accrued liabilities	(10,480)	(168)	(5,142)	—	(15,790)
Accrued income taxes	6,481	(2,081)	(11,705)	—	(7,305)
Net cash provided by (used in) operating activities	(173,294)	219,925	62,221	—	108,852

Cash flows from investing activities:
Capital expenditures	—	(50,396)	(22,073)	—	(72,469)
Proceeds from the sale of assets	—	489	242	—	731
Proceeds from insurance settlements	—	—	2,500	—	2,500
Acquisitions, net of cash acquired	—	(10,431)	—	—	(10,431)
Net cash provided by (used in) investing activities	—	(60,338)	(19,331)	—	(79,669)

Cash flows from financing activities:
Repayments of long-term debt	(30,000)	—	—	—	(30,000)
Payment of debt issuance costs	(1,996)	—	—	—	(1,996)
Excess tax benefit from stock-based compensation	(992)	—	—	—	(992)
Intercompany advances, net	216,082	(165,133)	(50,949)	—	—
Net cash provided by (used in) financing activities	183,094	(165,133)	(50,949)	—	(32,988)

Net change in cash and cash equivalents	9,800	(5,546)	(8,059)	—	(3,805)
Cash and cash equivalents at beginning of year	36,728	13,546	58,182	—	108,456
Cash and cash equivalents at end of year	$46,528	$8,000	$50,123	$—	$104,651

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis should be read in conjunction with Item 1. Financial Statements of this quarterly report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K).
Executive Summary
The oil and gas industry is highly cyclical. Activity levels are driven by traditional energy industry activity indicators, which include current and expected commodity prices, drilling rig counts, footage drilled, well counts, and our customers’ spending levels allocated to exploratory and development drilling.
Historical market indicators are listed below:

	Nine Months Ended Sept 30,
	2016	2015	% Change
Worldwide Rig Count (1)
U.S. (land and offshore)	485	1,052	(54)%
International (2)	965	1,187	(19)%
Commodity Prices (3)
Crude Oil (United Kingdom Brent)	$43.17	56.60	(24)%
Crude Oil (West Texas Intermediate)	$41.53	51.01	(19)%
Natural Gas (Henry Hub)	$2.35	2.76	(15)%
(1) Estimate of drilling activity measured by the average active rig count for the periods indicated - Source: Baker Hughes Incorporated Rig Count.
(2) Excludes Canadian Rig Count.
(3) Average daily commodity prices for the periods indicated based on NYMEX front-month composite energy prices.
In the 2016 third quarter, we saw a continuation of the weak market conditions that have persisted since the downturn began. As a result, for the three and nine months ended September 30, 2016, our revenues and gross margins came in lower compared with the same periods in the prior year. However, our 2016 third quarter results benefited as we began generating revenues on two O&M contracts in the Atlantic Coast, Canada and Sakhalin Island, Russia. These new revenue streams will provide additional revenues going forward as we continue to ramp-up activities.
Financial Results
In the 2016 third quarter we generated revenues of $97.2 million, a decrease of $76.2 million, or 43.9 percent, compared with the 2015 third quarter. In the first nine months of 2016, revenues totaled $333.0 million, a decrease of $230.4 million, or 40.9 percent. All of our segments experienced revenue declines for the three and nine months ended September 30, 2016 primarily driven by reduced customer spending and consistent with the declines in worldwide rig count and commodity prices. The International & Alaska Drilling segment was the largest driver of the year-over-year decline in both the three and nine months ended September 30, 2016, primarily due to a decline in utilization and reduced revenues per day.
Outlook
While there are indications market conditions are stabilizing and we may continue to see conditions improve in the near future, our expectations for the pace of the recovery remain guarded. We have taken steps to align resources with the ongoing market downturn by lowering our cost base and managing our cash and liquidity. We ended the 2016 third quarter with $194.0 million of liquidity. We will continue to adjust and adapt to the business environment and market conditions, while remaining opportunistic and positioning the Company for longer-term growth.
For our U.S. (Lower 48) Drilling segment, we do not anticipate any material changes in near-term activity levels, so we expect to see a continuation of low barge utilization levels and dayrates. However, we have had discussions with customers about multi-well opportunities in 2017 for the first time since the downturn began, and we continue to see U.S. land rig count move higher. In the International & Alaska Drilling segment, we expect activity to remain flat through the last quarter of 2016, although we are seeing an increase in rig tendering activity for work in the second half of 2017.

For our U.S. Rental Tools segment, while overall U.S. drilling activity is showing signs of improvement, we expect further declines in U.S. offshore revenues that will be partially offset by increased U.S. land activity. For our International Rental Tools segment, we expect a slight improvement in results due to increased activity and further cost management.
Results of Operations
Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. We report our Drilling Services business as two reportable segments: (1) U.S. (Lower 48) Drilling and (2) International & Alaska Drilling. Effective July 1, 2016, we report our Rental Tools Services business as two reportable segments: (1) U.S. Rental Tools and (2) International Rental Tools. We have revised our business segment reporting to reflect our current management approach and recast prior periods to conform to the current business segment presentation. We eliminate inter-segment revenues and expenses.
We analyze financial results for each of our reportable segments. The reportable segments presented are consistent with our reportable segments discussed in Note 6 to our consolidated condensed financial statements. We monitor our reporting segments based on several criteria, including operating gross margin and operating gross margin excluding depreciation and amortization. Operating gross margin excluding depreciation and amortization is computed as revenues less direct operating expenses, and excludes depreciation and amortization expense, where applicable. Operating gross margin percentages are computed as operating gross margin as a percent of revenues. The operating gross margin excluding depreciation and amortization amounts and percentages should not be used as a substitute for those amounts reported under accounting policies generally accepted in the United States (U.S. GAAP), but should be viewed in addition to the Company’s reported results prepared in accordance with U.S. GAAP. Management believes this information provides valuable insight into the information management considers important in managing the business.

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015
Revenues decreased $76.2 million, or 43.9 percent, to $97.2 million for the three months ended September 30, 2016 as compared with revenues of $173.4 million for the three months ended September 30, 2015. Operating gross margin decreased $26.9 million to a loss of $22.0 million for the three months ended September 30, 2016 as compared with income of $4.9 million for the three months ended September 30, 2015.
    The following is an analysis of our operating results for the comparable periods by reportable segment:

	Three Months Ended September 30,
Dollars in Thousands	2016		2015
Revenues:
Drilling Services:
U.S. (Lower 48) Drilling	$1,431	2%	$5,961	3%
International & Alaska Drilling	65,307	67%	110,661	64%
Total Drilling Services	66,738	69%	116,622	67%
Rental Tools Services:
U.S. Rental Tools	14,967	15%	31,905	19%
International Rental Tools	15,484	16%	24,891	14%
Total Rental Tools Services	30,451	31%	56,796	33%
Total revenues	97,189	100%	173,418	100%
Operating gross margin (loss) excluding depreciation and amortization:
Drilling Services:
U.S. (Lower 48) Drilling	(3,681)	n/m	(1,859)	n/m
International & Alaska Drilling	13,625	21%	29,075	26%
Total Drilling Services	9,944	15%	27,216	23%
Rental Tools Services:
U.S. Rental Tools	4,221	28%	14,903	47%
International Rental Tools	(1,656)	n/m	2,336	9%
Total Rental Tools Services	2,565	8%	17,239	30%
Total operating gross margin (loss) excluding depreciation and amortization	12,509	13%	44,455	26%
Depreciation and amortization	(34,474)		(39,584)
Total operating gross margin (loss)	(21,965)		4,871
General and administrative expense	(7,424)		(8,895)
Provision for reduction in carrying value of certain assets	—		(906)
Gain (loss) on disposition of assets, net	(187)		383
Total operating income (loss)	$(29,576)		$(4,547)

Operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	U.S. (Lower 48) Drilling	International & Alaska Drilling	U.S. Rental Tools	International Rental Tools	Total
Three Months Ended September 30, 2016
Operating gross margin (loss) (1)	$(8,686)	$71	$(6,645)	$(6,705)	$(21,965)
Depreciation and amortization	5,005	13,554	10,866	5,049	34,474
Operating gross margin (loss) excluding depreciation and amortization	$(3,681)	$13,625	$4,221	$(1,656)	$12,509
Three Months Ended September 30, 2015
Operating gross margin (loss) (1)	$(7,397)	$13,212	$2,976	$(3,920)	$4,871
Depreciation and amortization	5,538	15,863	11,927	6,256	39,584
Operating gross margin (loss) excluding depreciation and amortization	$(1,859)	$29,075	$14,903	$2,336	$44,455

(1)	Operating gross margin (loss) is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
The following table presents our average utilization rates and rigs available for service for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,
	2016	2015
U.S. (Lower 48) Drilling
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	6%	16%
International & Alaska Drilling
Eastern Hemisphere
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	37%	59%
Latin America Region
Rigs available for service (1)	7.0	9.0
Utilization rate of rigs available for service (2)	22%	44%
Alaska
Rigs available for service (1)	2.0	2.0
Utilization rate of rigs available for service (2)	100%	100%
Total International & Alaska Drilling
Rigs available for service (1)	22.0	24.0
Utilization rate of rigs available for service (2)	38%	57%

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

Drilling Services Business
U.S. (Lower 48) Drilling
U.S. (Lower 48) Drilling segment revenues decreased $4.6 million, or 76.7 percent, to $1.4 million for the third quarter of 2016 compared with revenues of $6.0 million for the third quarter of 2015. The decrease was primarily due to lower utilization driven by continued substantial reductions in drilling activity by operators in the inland waters of the Gulf of Mexico (GOM) resulting from lower oil prices. Utilization declined to 6.0 percent for the quarter ended September 30, 2016 from 16.0 percent for the quarter ended September 30, 2015, resulting in a $3.2 million decrease in revenues. The remainder of the decrease in revenues was due to our O&M contract supporting three platform operations located offshore California that ended during the 2015 fourth quarter, as well as reduced dayrates and reimbursable revenues in the third quarter of 2016.
U.S. (Lower 48) Drilling segment operating gross margin excluding depreciation and amortization decreased $1.8 million to a loss of $3.7 million for the third quarter of 2016 compared with a loss of $1.9 million for the third quarter of 2015. The decrease was primarily due to the decline in utilization and reduced dayrates discussed above.
International & Alaska Drilling
International & Alaska Drilling segment revenues decreased $45.4 million, or 41.0 percent, to $65.3 million for the third quarter of 2016 compared with $110.7 million for the third quarter of 2015.
The decrease in revenues was primarily due to the following:

•
a decrease of $19.1 million resulting from decreased utilization for Company-owned rigs driven by the decline in oil prices resulting in reduced customer activity. Utilization for the segment decreased to 38.0 percent for the quarter ended September 30, 2016 from 57.0 percent for the quarter ended September 30, 2015;

•
a decrease of $9.7 million driven by a decline in revenues per day resulting from certain Company-owned and customer-owned rigs shifting to standby mode during 2016 and remaining in standby mode during the third quarter of 2016 compared with operating mode during the third quarter of 2015, as well as a reduction in average dayrates due to pricing pressures from customers resulting from the decline in oil prices;

•	a decrease of $9.3 million in revenues related to our project services activities; and

•	a decrease of $4.4 million related to revenues earned from mobilization and demobilization activities.
International & Alaska Drilling segment operating gross margin excluding depreciation and amortization decreased $15.5 million, or 53.3 percent, to $13.6 million for the third quarter of 2016 compared with $29.1 million for the third quarter of 2015. The decrease in operating gross margin excluding depreciation and amortization was primarily due to the impact of the reduced utilization and reduced revenues per day discussed above.
Rental Tools Services Business
U.S. Rental Tools
U.S. Rental Tools segment revenues decreased $16.9 million, or 53.0 percent, to $15.0 million for the third quarter of 2016 compared with $31.9 million for the third quarter of 2015. The decrease was primarily driven by continued reduction in customer activity and pricing pressures resulting from lower oil prices impacting both U.S. land and offshore GOM rentals.
U.S. Rental Tools segment operating gross margin excluding depreciation and amortization decreased $10.7 million, or 71.8 percent, to $4.2 million in the third quarter of 2016 compared with $14.9 million for the third quarter of 2015. The decrease was due to the declines in oil prices and customer activity discussed above, partially offset by lower operating costs resulting from cost reduction efforts.
International Rental Tools
International Rental Tools segment revenues decreased $9.4 million, or 37.8 percent, to $15.5 million for the third quarter of 2016 compared with $24.9 million for the third quarter of 2015. The decrease was primarily attributable to the continued reduction in customer activity and price erosion, resulting from lower oil prices across most of our markets, with the largest declines in our United Kingdom (U.K.) North Sea and Asia Pacific operations.
International Rental Tools segment operating gross margin excluding depreciation and amortization decreased $4.0 million, or 173.9 percent, to a loss of $1.7 million in the third quarter of 2016 compared with gross margin of $2.3 million for the third quarter of 2015. The decrease was due to the declines in oil prices and customer activity discussed above, partially offset by lower operating costs resulting from cost reduction efforts.
Other Financial Data
General and administrative expense
General and administration expense decreased $1.5 million to $7.4 million for the third quarter of 2016, compared with $8.9 million for the third quarter of 2015 primarily due to reduced personnel costs resulting from cost savings initiatives.
Provision for reduction in carrying value of certain assets
There was no provision for reduction in carrying value of certain assets recorded during the third quarter of 2016 compared with a $0.9 million provision for reduction in carrying value recorded during the third quarter of 2015. The provision during the third quarter of 2015 related to certain assets in our International & Alaska Drilling segment. Management concluded due to changing market conditions the carrying value of the assets was no longer recoverable.
Gain (loss) on disposition of assets
Net losses recognized on asset dispositions were $0.2 million for the third quarter of 2016 as compared with net gains of $0.4 million for the third quarter of 2015. Activity in both periods included the results of asset sales. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Interest income and expense
Interest expense decreased $0.3 million to $11.0 million for the third quarter of 2016 compared with $11.3 million for the third quarter of 2015. This decrease in interest expense was primarily driven by $0.3 million of accretion of contingent consideration recorded in the second quarter of 2015 that did not recur in the second quarter of 2016, as the contingent consideration had been fully paid as of April 2016. Interest income during each of the 2016 and 2015 third quarters was nominal.
Other income and expense
Other expense was $0.4 million and $0.7 million for the third quarters of 2016 and 2015, respectively. Other expense for the third quarters of 2016 and 2015 included the impact of foreign currency fluctuations.
Income tax expense (benefit)
During the third quarter of 2016, we had income tax expense of $5.3 million compared with income tax expense of $31.9 million during the third quarter of 2015. Despite the pre-tax loss for the third quarter of 2016, we recognized income tax expense due to the jurisdictional mix of income and loss during the quarter, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances. During the 2015 third quarter, we recognized income tax expense as a result of recording a valuation allowance of $36.6 million, primarily on U.S. foreign tax credits and certain foreign net operating losses.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015
Revenues decreased $230.4 million, or 40.9 percent, to $333.0 million for the nine months ended September 30, 2016 as compared with revenues of $563.4 million for the nine months ended September 30, 2015. Operating gross margin decreased $88.8 million to a loss of $55.6 million for the nine months ended September 30, 2016 as compared with income of $33.2 million for the nine months ended September 30, 2015.
    The following is an analysis of our operating results for the comparable periods by reportable segment:

	Nine Months Ended September 30,
Dollars in Thousands	2016		2015
Revenues:
Drilling Services:
U.S. (Lower 48) Drilling	$4,581	1%	$26,906	5%
International & Alaska Drilling	225,854	68%	339,551	60%
Total Drilling Services	230,435	69%	366,457	65%
Rental Tools Services:
U.S. Rental Tools	55,483	17%	113,155	20%
International Rental Tools	47,061	14%	83,823	15%
Total Rental Tools Services	102,544	31%	196,978	35%
Total revenues	332,979	100%	563,435	100%
Operating gross margin (loss) excluding depreciation and amortization:
Drilling Services:
U.S. (Lower 48) Drilling	(10,920)	n/m	(3,724)	n/m
International & Alaska Drilling	50,337	22%	87,107	26%
Total Drilling Services	39,417	17%	83,383	23%
Rental Tools Services:
U.S. Rental Tools	17,368	31%	51,693	46%
International Rental Tools	(5,798)	n/m	16,557	20%
Total Rental Tools Services	11,570	11%	68,250	35%
Total operating gross margin (loss) excluding depreciation and amortization	50,987	15%	151,633	27%
Depreciation and amortization	(106,605)		(118,474)
Total operating gross margin (loss)	(55,618)		33,159
General and administrative expense	(25,200)		(29,243)
Provision for reduction in carrying value of certain assets	—		(3,222)
Gain (loss) on disposition of assets, net	(249)		2,686
Total operating income (loss)	$(81,067)		$3,380

Operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	U.S. (Lower 48) Drilling	International & Alaska Drilling	U.S. Rental Tools	International Rental Tools	Total
Nine Months Ended September 30, 2016
Operating gross margin (loss) (1)	$(26,257)	$8,347	$(16,069)	$(21,639)	$(55,618)
Depreciation and amortization	15,337	41,990	33,437	15,841	106,605
Operating gross margin (loss) excluding depreciation and amortization	$(10,920)	$50,337	$17,368	$(5,798)	$50,987
Nine Months Ended September 30, 2015
Operating gross margin (loss) (1)	$(20,673)	$37,428	$16,033	$371	$33,159
Depreciation and amortization	16,949	49,679	35,660	16,186	118,474
Operating gross margin (loss) excluding depreciation and amortization	$(3,724)	$87,107	$51,693	$16,557	$151,633

(1)	Operating gross margin (loss) is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
The following table presents our average utilization rates and rigs available for service for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30,
	2016	2015
U.S. (Lower 48) Drilling
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	6%	17%
International & Alaska Drilling
Eastern Hemisphere
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	41%	70%
Latin America Region
Rigs available for service (1)	7.0	9.0
Utilization rate of rigs available for service (2)	26%	44%
Alaska
Rigs available for service (1)	2.0	2.0
Utilization rate of rigs available for service (2)	100%	100%
Total International & Alaska Drilling
Rigs available for service (1)	22.0	24.0
Utilization rate of rigs available for service (2)	42%	63%

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

Drilling Services Business
U.S. (Lower 48) Drilling
U.S. (Lower 48) Drilling segment revenues decreased $22.3 million, or 82.9 percent, to $4.6 million for the nine months ended September 30, 2016 compared with revenues of $26.9 million for the nine months ended September 30, 2015. The decrease was primarily due to lower utilization driven by substantial reductions in drilling activity by operators in the inland waters of the GOM resulting from lower oil prices. Utilization declined to 6.0 percent for the nine months ended September 30, 2016 from 17.0 percent for the nine months ended September 30, 2015, resulting in a $12.3 million decrease in revenues. The remainder of the decrease in revenues was primarily due to a decrease of $6.4 million from our O&M contract supporting three platform operations located offshore California that ended during the 2015 fourth quarter, as well as $3.0 million resulting from reduced dayrates and reimbursable revenues.
U.S. (Lower 48) Drilling segment operating gross margin excluding depreciation and amortization decreased $7.2 million to a loss of $10.9 million for the nine months ended September 30, 2016 compared with a loss of $3.7 million for the nine months ended September 30, 2015. The decrease was primarily due to the decline in utilization and reduced dayrates discussed above.
International & Alaska Drilling
International & Alaska Drilling segment revenues decreased $113.7 million, or 33.5 percent, to $225.9 million for the nine months ended September 30, 2016 compared with $339.6 million for the nine months ended September 30, 2015.
The decrease in revenues was primarily due to the following:

•
a decrease of $47.3 resulting from decreased utilization for Company-owned rigs driven by the decline in oil prices resulting in reduced customer activity. Utilization for the segment decreased to 42.0 percent for the nine months ended September 30, 2016 from 63.0 percent for the nine months ended September 30, 2015;

•
a decrease of $36.0 million driven by a decline in revenues per day resulting from certain Company-owned and customer-owned rigs shifting to standby mode during 2016 compared with operating mode during 2015, as well as a reduction in average dayrates due to pricing pressures from customers resulting from the decline in oil prices;

•	a decrease of $13.3 million in revenues earned from mobilization and demobilization activities;

•	a decrease in reimbursable revenues of $11.5 million, which decreased revenues but had a minimal impact on operating margins; and

•	a decrease of $4.1 million in revenues related to our project services activities.
International & Alaska Drilling segment operating gross margin excluding depreciation and amortization decreased $36.8 million, or 42.3 percent, to $50.3 million for the nine months ended September 30, 2016 compared with $87.1 million for the nine months ended September 30, 2015. The decrease in operating gross margin excluding depreciation and amortization was primarily due to the impact of reduced utilization and reduced revenues per day discussed above.
Rental Tools Services Business
U.S. Rental Tools
U.S. Rental Tools segment revenues decreased $57.7 million, or 51.0 percent, to $55.5 million for the nine months ended September 30, 2016 compared with $113.2 million for the nine months ended September 30, 2015. The decrease was primarily driven by continued reduction in customer activity and pricing pressures resulting from lower oil prices impacting both U.S. land and offshore GOM rentals.
U.S. Rental Tools segment operating gross margin excluding depreciation and amortization decreased $34.3 million, or 66.3 percent, to $17.4 million in the nine months ended September 30, 2016 compared with $51.7 million for the nine months ended September 30, 2015. The decrease was due to the declines in oil prices and customer activity discussed above, partially offset by lower operating costs resulting from cost reduction efforts.

International Rental Tools
International Rental Tools segment revenues decreased $36.7 million, or 43.8 percent, to $47.1 million for the nine months ended September 30, 2016 compared with $83.8 million for the nine months ended September 30, 2015. The decrease was primarily attributable to the continued reduction in customer activity and price erosion resulting from lower oil prices across most of our markets, with the largest declines in our U.K. North Sea, Asia Pacific and Latin America operations.
International Rental Tools segment operating gross margin excluding depreciation and amortization decreased $22.4 million, or 134.9 percent, to a loss of $5.8 million for the nine months ended September 30, 2016 compared with gross margin of $16.6 million for the nine months ended September 30, 2015. The decrease was due to the declines in oil prices and customer activity discussed above, partially offset by lower operating costs resulting from cost reduction efforts.
Other Financial Data
General and administrative expense
General and administrative expense decreased $4.0 million to $25.2 million for the nine months ended September 30, 2016, compared with $29.2 million for the nine months ended September 30, 2015. General and administrative expense for the nine months ended September 30, 2016 benefited from reduced personnel costs resulting from cost savings initiatives. In addition, during the nine months ended September 30, 2015 we incurred increased expenses as we implemented the second phase of our new enterprise resource planning system in 2015.
Provision for reduction in carrying value of certain assets
There was no provision for reduction in carrying value of certain assets recorded during the nine months ended September 30, 2016 compared with a $3.2 million provision for reduction in carrying value recorded during the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we recorded a $3.2 million provision related to certain international rental tools and drilling rigs as management concluded that due to changing market conditions the rental tools and rigs were no longer marketable and the carrying value of the rental tools and rigs was no longer recoverable.
Gain (loss) on disposition of assets
Net losses recognized on asset dispositions were $0.2 million during the nine months ended September 30, 2016, compared with net gains of $2.7 million during the nine months ended September 30, 2015. Activity in both periods included the results of asset sales; however, the net gains for the nine months ended September 30, 2015 were primarily due to an insurance settlement received during the period related to previously realized asset losses. Additionally, we periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Interest income and expense
Interest expense increased $1.0 million to $34.8 million for the nine months ended September 30, 2016 compared with $33.8 million for the nine months ended September 30, 2015. The increase in interest expense was primarily related to a write off of $1.1 million of debt issuance costs during the second quarter of 2016 in conjunction with the execution of the Third Amendment to the 2015 Secured Credit Agreement on May 27, 2016, which resulted in the reduction of total lender commitments under our Revolver by 50 percent. Interest income during each of the nine months ended September 30, 2016 and 2015 was nominal.
Other income and expense
Other income for the nine months ended September 30, 2016 was $1.8 million compared with other expense for the nine months ended September 30, 2015 of $3.6 million. Other income for the nine months ended September 30, 2016 was primarily attributable to a reclassification of $1.9 million of realized foreign currency translation gains from accumulated other comprehensive income and the settlement of certain legal claims, resulting in other income of $0.6 million; partially offset by foreign currency fluctuations. Other expense for the nine months ended September 30, 2015 was primarily driven by losses related to foreign currency fluctuations and a loss on divestiture of our controlling interest in a consolidated joint venture.
Income tax expense (benefit)
During the nine months ended September 30, 2016, we had income tax expense of $67.9 million compared with income tax expense of $24.8 million during the nine months ended September 30, 2015.  Despite the pre-tax loss for the nine months ended September 30, 2016, we recognized income tax expense as a result of recording a valuation allowance in the first quarter of $73.1 million against our U.S. domestic deferred tax assets, which primarily consist of U.S. federal net operating losses.  The income tax expense for the nine months ended September 30, 2015 was a result of recording a valuation allowance of $36.6 million, primarily on U.S. foreign tax credits and certain foreign net operating losses.
Backlog
Backlog is our estimate of the dollar amount of revenues we expect to realize in the future as a result of executing awarded contracts. The Company’s backlog of firm orders was approximately $421 million at September 30, 2016 and $378 million at September 30, 2015 and is primarily attributable to the International & Alaska segment of our Drilling Services business. We estimate that, as of September 30, 2016, 11 percent of our backlog will be recognized as revenues within the fiscal year.
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
Liquidity
The following table provides a summary of our total liquidity:

September 30, 2016
Dollars in thousands
Cash and cash equivalents on hand (1)	$103,613
Availability under Revolver (2)	90,417
Total liquidity	$194,030
(1) As of September 30, 2016, approximately $34.8 million of the $103.6 million of cash and equivalents was held by our foreign subsidiaries.
(2) Availability under the Revolver included $100 million undrawn portion of our Revolver less $9.6 million of letters of credit outstanding. In order to access the Revolver, we must be in compliance with the covenants contained in the 2015 Secured Credit Agreement.
The earnings of foreign subsidiaries as of September 30, 2016 were reinvested to fund our international operations.  If in the future we decide to repatriate earnings to the U.S., the Company may be required to pay taxes on these amounts based on applicable U.S. tax law, which would reduce the liquidity of the Company at that time.
We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements or guarantees of third-party financial obligations. As of September 30, 2016, we have no energy, commodity, or foreign currency derivative contracts.

Cash Flow Activity
As of September 30, 2016, we had cash and cash equivalents of $103.6 million, a decrease of $30.7 million from cash and cash equivalents of $134.3 million at December 31, 2015. The following table provides a summary of our cash flow activity:

	Nine Months Ended September 30, 2016
Dollars in thousands	2016	2015
Operating activities	$(857)	$108,852
Investing activities	(18,698)	(79,669)
Financing activities	(11,126)	(32,988)
Net change in cash and cash equivalents	$(30,681)	$(3,805)
Operating Activities
Cash flows from operating activities were a use of $0.9 million for the nine months ended September 30, 2016 compared with a source of $108.9 million for the nine months ended September 30, 2015. Cash flows from operating activities in each period were largely impacted by our earnings and changes in working capital. Changes in working capital were a source of cash of $15.5 million for the nine months ended September 30, 2016 compared with a source of cash of $29.6 million for the nine months ended September 30, 2015. In addition to the impact of earnings and working capital changes cash flows from operating activities in each period were impacted by non-cash charges such as depreciation expense, gains on asset sales, deferred tax benefit, stock compensation expense, debt modification and amortization of debt issuance costs.
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
Investing Activities
Cash flows from investing activities were a use of $18.7 million for the nine months ended September 30, 2016 compared with a use of $79.7 million for the nine months ended September 30, 2015. Our primary use of cash during the nine months ended September 30, 2016 and 2015 was $21.0 million and $72.5 million, respectively, for capital expenditures. Capital expenditures in each period were primarily for tubular and other products for our Rental Tools Services business and rig-related maintenance. During the nine months ended September 30, 2015 we had a use of cash of $10.4 million, net of cash acquired, in connection with the 2M-Tek Acquisition.
Financing Activities
Cash flows from financing activities were a use of $11.1 million for the nine months ended September 30, 2016, primarily due to the payments of the contingent consideration related to the 2M-Tek Acquisition of $6.0 million. The payments were made upon the achievement of certain milestones during the first and second quarters of 2016. In addition, during the nine months ended September 30, 2016, we had a use of cash of $3.4 million in connection with the final payment of the purchase price for the remaining noncontrolling interest of ITS Arabia Limited. Cash flows from financing activities were a use of $33.0 million for the 2015 comparable period, primarily driven by the repayment of the $30.0 million balance on a term loan in the first quarter of 2015.
Long-Term Debt Summary
Our principal amount of long-term debt, including current portion, was $575.9 million as of September 30, 2016 which consisted of:
•$360.0 million aggregate principal amount of 6.75% Notes; and
•$225.0 million aggregate principal amount of 7.50% Notes; less
•$9.1 million of unamortized debt issuance costs
6.75% Senior Notes, due July 2022
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
The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the Second Amended and Restated Senior Secured Credit Agreement, as amended from time-to-time (2015 Secured Credit Agreement) and our 7.50% Senior Notes due 2020 (7.50% Notes, and collectively with the 6.75% Notes, the Senior Notes). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($5.7 million net of amortization as of September 30, 2016) are being amortized over the term of the notes using the effective interest rate method.
At any time prior to January 15, 2017, we may redeem up to 35 percent of the aggregate principal amount of the 6.75% Notes at a redemption price of 106.75 percent of the principal amount, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings by us. To date we have not made any redemptions. On and after January 15, 2018, we may redeem all or a part of the 6.75% Notes upon appropriate notice, at a redemption price of 103.375 percent of the principal amount, and at redemption prices decreasing each year thereafter to par beginning January 15, 2020. If we experience certain changes in control, we must offer to repurchase the 6.75% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($3.4 million, net of amortization as of September 30, 2016) are being amortized over the term of the notes using the effective interest rate method.
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
2015 Secured Credit Agreement
On January 26, 2015 we entered into the 2015 Secured Credit Agreement, which amended and restated the 2012 Secured Credit Agreement. The 2015 Secured Credit Agreement was originally comprised of a $200.0 million revolving credit facility (Revolver) set to mature on January 26, 2020. On June 1, 2015, we executed the first amendment to the 2015 Secured Credit Agreement in order to amend certain provisions regarding the definition of “Change of Control.” On September 29, 2015, we executed the second amendment to the 2015 Secured Credit Agreement to, among other things, (a) amend certain covenant ratios; (b) increase the Applicable Rate for certain higher levels of consolidated leverage to a maximum of 4.00 percent per annum for

Eurodollar Rate loans and to 3.00 percent per annum for Base Rate loans; (c) permit multi-year letters of credit up to an aggregate amount of $5.0 million; (d) limit payment prior to September 30, 2017 of certain restricted payments and certain prepayments of unsecured senior notes and other specified forms of indebtedness; and (e) remove the option of the Company, subject to the consent of the lenders, to increase the Credit Agreement up to an additional $75 million. On May 27, 2016, we executed the third amendment to the 2015 Secured Credit Agreement (the Third Amendment), which reduced availability under the Revolver from $200 million to $100 million. Additionally, among other things, the Third Amendment: (a) eliminated the Leverage Ratio covenant until the fourth quarter of 2018 when the covenant is reinstated with the ratio established at 4.25:1.00, and remains at 4.25:1.00 thereafter; (b) eliminated the Consolidated Interest Coverage Ratio covenant until the fourth quarter of 2017 when the covenant is reinstated with the ratio established at 1.00:1.00 and increases by 0.25 each subsequent quarter until reaching 2.00:1.00 in the fourth quarter of 2018, and remains at 2.00:1.00 thereafter; (c) immediately increased the maximum permitted Senior Secured Leverage Ratio from 1.50:1.00 to 2.80:1.00 until it decreases to 2.20:1.00 in the second quarter of 2017, to 1.75:1.00 in the third quarter of 2017, and to 1.50:1.00 in the fourth quarter of 2017 and remains at 1.50:1.00 thereafter; (d) immediately decreased the minimum permitted Asset Coverage Ratio from 1.25:1.00 to 1.10:1.00 until it increases to 1.25: 1.00 in the fourth quarter of 2017 and remains at 1.25:1.00 thereafter; (e) requires that, at any time our Consolidated Cash Balance in U.S. bank accounts is over $50 million, we repay borrowings under the 2015 Secured Credit Agreement until our Consolidated Cash balance is no more than $50 million or all borrowings have been repaid, and (f) allows up to $75 million of Junior Lien Debt.
At the time the Third Amendment was executed, the remaining debt issuance costs for the 2015 Secured Credit Agreement totaled approximately $2.2 million. Since the Revolver was reduced by 50 percent, we wrote off approximately $1.1 million in May 2016. We incurred debt issuance costs relating to the Third Amendment of approximately $0.3 million, bringing total debt issuance costs to $1.4 million ($1.3 million, net of amortization as of September 30, 2016) which are being amortized through January 2020, or the term of the Third Amendment, on a straight line basis.
Our obligations under the 2015 Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, certain U.S.-based rental equipment of the Company and its subsidiary guarantors and the equity interests of certain of the Company’s subsidiaries. The 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness, liens, restrictions on entry into certain affiliate transactions and payments (including payment of dividends) and maintenance of certain ratios and coverage tests. We were in compliance with all covenants contained in the 2015 Secured Credit Agreement as of September 30, 2016.
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Revolving loans are available subject to a quarterly asset coverage ratio calculation based on the Orderly Liquidation Value of certain specified rigs including barge rigs in the GOM and land rigs in Alaska, and certain U.S.-based rental equipment of the Company and its subsidiary guarantors and a percentage of eligible domestic accounts receivable. The $30.0 million draw outstanding at the closing of the 2015 Secured Credit Agreement was repaid in full during the first quarter of 2015 with cash on hand. Letters of credit outstanding against the Revolver as of September 30, 2016 totaled $9.6 million. There were no amounts drawn on the Revolver as of September 30, 2016.

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
•demand for contract drilling and drilling-related services and demand for rental tools and related services;
•our future operating results and profitability;
•our future rig utilization, dayrates and rental tools activity;

•	entering into new, or extending existing, drilling or rental contracts and our expectations concerning when operations will commence under such contracts;
•entry into new markets or potential exit from existing markets;
•growth through acquisitions of companies or assets;
•organic growth of our operations;

•	construction or upgrades of rigs or drilling services equipment and expectations regarding when such rigs or equipment will commence operations;

•	capital expenditures for acquisition of rental tools or rigs, construction of new rigs or drilling services equipment or major upgrades to existing rigs or equipment;
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2016, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PARKER DRILLING COMPANY

Date:	October 31, 2016	By:	/s/ Gary G. Rich
Gary G. Rich Chairman, President and Chief Executive Officer

		By:	/s/ Christopher T. Weber
Christopher T. Weber Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	—
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