Form 10-Q
period 2017-03-31
PARKER DRILLING CO /DE/
filed 2017-05-04
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2017 there were 137,830,679 common shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$149,688	$119,691
Accounts and Notes Receivable, net of allowance for bad debts of $8,019 at March 31, 2017 and $8,259 at December 31, 2016.	118,114	113,231
Rig materials and supplies	35,053	32,354
Other current assets	23,092	21,042
Total current assets	325,947	286,318
Property, plant and equipment, net of accumulated depreciation of $1,286,705 at March 31, 2017 and $1,320,644 at December 31, 2016.	676,881	693,439
Goodwill	6,708	6,708
Intangible assets, net	9,200	9,928
Deferred income taxes	74,416	70,309
Other noncurrent assets	36,403	36,849
Total assets	$1,129,555	$1,103,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	88,199	98,841
Accrued income taxes	5,510	4,080
Total current liabilities	93,709	102,921
Long-term debt, net of unamortized debt issuance costs of $8,272 at March 31, 2017 and $8,674 at December 31, 2016.	576,728	576,326
Other long-term liabilities	12,828	15,836
Deferred tax liability	72,849	69,333
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred Stock, $1.00 par value, 1,942,000 shares authorized, 7.25% Series A Mandatory Convertible, 500,000 shares issued and outstanding (none in 2016)	500	—
Common Stock, $0.16 2/3 par value, 280,000,000 shares authorized; 137,578,742 shares issued and outstanding (125,118,365 shares in 2016)	22,914	20,837
Capital in excess of par value	745,886	675,194
Accumulated deficit	(389,861)	(350,052)
Accumulated other comprehensive income (loss)	(5,998)	(6,844)
Total stockholders’ equity	373,441	339,135
Total liabilities and stockholders’ equity	$1,129,555	$1,103,551
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$98,271	$130,503
Expenses:
Operating expenses	85,814	108,117
Depreciation and amortization	32,202	35,814
	118,016	143,931
Total operating gross margin (loss)	(19,745)	(13,428)
General and administration expense	(7,040)	(9,781)
Gain (loss) on disposition of assets, net	(352)	(60)
Total operating income (loss)	(27,137)	(23,269)
Other income (expense):
Interest expense	(10,870)	(11,562)
Interest income	10	7
Other	530	2,485
Total other income (expense)	(10,330)	(9,070)
Income (loss) before income taxes	(37,467)	(32,339)
Income tax expense (benefit)	2,342	63,496
Net income (loss)	(39,809)	(95,835)
Mandatory convertible preferred stock dividend	—	—
Net income (loss) available to common stockholders	$(39,809)	$(95,835)

Basic income (loss) per common share	$(0.31)	$(0.78)
Diluted income (loss) per common share	$(0.31)	$(0.78)

Number of common shares used in computing earnings per share:
Basic	130,142,527	123,090,238
Diluted	130,142,527	123,090,238

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Comprehensive income (loss):
Net income (loss)	$(39,809)	$(95,835)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	83	502
Currency translation difference on foreign currency net investments	763	(1,538)
Total other comprehensive income (loss), net of tax:	846	(1,036)
Comprehensive income (loss)	(38,963)	(96,871)

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(39,809)	$(95,835)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	32,202	35,814
Accretion of contingent consideration	—	419
(Gain) loss on disposition of assets	352	60
Deferred income tax expense (benefit)	(642)	63,411
Excess tax benefit (expense) from stock-based compensation	—	(753)
Expenses not requiring cash	2,150	(109)
Change in assets and liabilities:
Accounts and notes receivable	(4,874)	(381)
Other assets	(2,692)	(304)
Accounts payable and accrued liabilities	(15,937)	(14,437)
Accrued income taxes	1,665	(3,600)
Net cash provided by (used in) operating activities	(27,585)	(15,715)

Cash flows from investing activities:
Capital expenditures	(14,451)	(7,889)
Proceeds from the sale of assets	46	54
Net cash provided by (used in) investing activities	(14,405)	(7,835)

Cash flows from financing activities:
Payments of contingent consideration	—	(2,000)
Proceeds from the issuance of common stock	25,200	—
Proceeds from the issuance of mandatory convertible preferred stock	50,000	—
Payment of equity issuance costs	(2,861)	—
Shares surrendered in lieu of tax	(352)	(317)
Net cash provided by (used in) financing activities	71,987	(2,317)

Net increase (decrease) in cash and cash equivalents	29,997	(25,867)
Cash and cash equivalents, beginning of year	119,691	134,294
Cash and cash equivalents, end of period	$149,688	$108,427

Supplemental cash flow information:
Interest paid	$20,588	$20,588
Income taxes paid	$1,551	$4,734
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and Shares in Thousands)
(Unaudited)

	Shares	Preferred Stock	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2016	125,118	$—	$21,007	$(170)	$675,194	$(350,052)	$(6,844)	$339,135
Activity in employees’ stock plans	461	—	77	—	(479)	—	—	(402)
Amortization of stock-based awards	—	—	—	—	1,332	—	—	1,332
Issuance of common stock	12,000	—	2,000	—	22,060	—	—	24,060
Issuance of mandatory convertible preferred stock	500	500	—	—	47,779	—	—	48,279
Preferred stock dividend	—	—	—	—	—	—	—	—
Comprehensive Income:		—
Net income (loss)	—	—	—	—	—	(39,809)	—	(39,809)
Other comprehensive income (loss)	—	—	—	—	—	—	846	846
Balances, March 31, 2017	138,079	$500	$23,084	$(170)	$745,886	$(389,861)	$(5,998)	$373,441
See accompanying notes to the consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 1 - General
The Consolidated Condensed Financial Statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 are unaudited. In the opinion of Parker Drilling Company (Parker Drilling or the Company), these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and stockholders’ equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Nature of Operations — Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. We report our Drilling Services business as two reportable segments: (1) U.S. (Lower 48) Drilling and (2) International & Alaska Drilling. We report our Rental Tools Services business as two reportable segments: (1) U.S. Rental Tools and (2) International Rental Tools.
In our Drilling Services business, we drill oil, natural gas and geothermal wells for customers in both the U.S. and international markets. We provide this service with both Company-owned rigs and customer-owned rigs. We refer to the provision of drilling services with customer-owned rigs as our operations and management (O&M) service in which operators own their own drilling rigs but choose Parker Drilling to operate and manage the rigs for them. The nature and scope of activities involved in drilling an oil and natural gas well is similar whether it is drilled with a Company-owned rig (as part of a traditional drilling contract) or a customer-owned rig (as part of an O&M contract). In addition, we provide project-related services, such as engineering, procurement, project management and commissioning of customer-owned drilling facility projects. We have extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas.
    In our Rental Tools Services business, we provide premium rental equipment and services to exploration and production (E&P) companies, drilling contractors and service companies on land and offshore in the U.S. and international markets. Tools we provide include standard and heavy-weight drill pipe, all of which are available with standard or high-torque connections, tubing, drill collars, pressure control equipment, including blow-out preventers (BOPs), and more. We also provide well construction services, which include tubular running services and downhole tool rentals, and well intervention services, which include whipstock, fishing and related services, as well as inspection and machine shop support. Rental tools are used during drilling and/or workover programs and are requested by the customer when they are needed, requiring us to keep a broad inventory of rental tools in stock. Rental tools are usually rented on a daily or monthly basis.
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
Reimbursable Revenues — The Company recognizes reimbursements received for out-of-pocket expenses incurred as revenues and accounts for out-of-pocket expenses as direct operating costs. Such amounts totaled $15.3 million and $19.0 million for the three months ended March 31, 2017 and 2016, respectively. Additionally, the Company typically receives a nominal handling fee, which is recognized as earned in revenues in our consolidated statement of operations.
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
Goodwill — We perform our annual goodwill impairment review during the fourth quarter, as of October 1, and more frequently if negative conditions or other triggering events arise. The quantitative impairment test we perform for goodwill utilizes certain assumptions, including forecasted revenues and costs assumptions. See Note 2 - Goodwill and Intangible Assets for further discussion.
Intangible Assets — Our intangible assets are related to trade names, customer relationships, and developed technology, which were acquired through acquisition and are classified as definite lived intangibles, that are generally amortized over a weighted average period of approximately three to six years. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss. See Note 2 - Goodwill and Intangible Assets for further discussion.
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
Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and natural gas companies. We generally do not require collateral on our trade receivables. We depend on a limited number of significant customers. Our largest customer, Exxon Neftegas Limited (ENL), constituted approximately 34.9 percent of our consolidated revenues for the three months ended March 31, 2017. Excluding reimbursable revenues of $13.0 million, ENL constituted approximately 25.7 percent of our total consolidated revenues for the three months ended March 31, 2017. Our second largest customer, BP Exploration Alaska, Inc. (BP), constituted approximately 11.3 percent of our consolidated revenues for the three months ended March 31, 2017.
At March 31, 2017 and December 31, 2016, we had deposits in domestic banks in excess of federally insured limits of approximately $110.4 million and $81.4 million, respectively. In addition, we had uninsured deposits in foreign banks as of March 31, 2017 and December 31, 2016 of $39.4 million and $39.7 million, respectively.

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
Earnings (Loss) Per Share (EPS) —Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. The effects of dilutive securities, stock options, unvested restricted stock, convertible debt and equity are included in the diluted EPS calculation, when applicable.
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
Note 2 - Goodwill and Intangible Assets
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
All of the Company’s goodwill and intangible assets are allocated to the International Rental Tools segment.
Goodwill
The change in the carrying amount of goodwill for the period ended March 31, 2017 is as follows:

Dollars in thousands	Goodwill
Balance at December 31, 2016	$6,708
Additions	—
Balance at March 31, 2017	$6,708
Of the total amount of goodwill recognized, zero is expected to be deductible for income tax purposes.

Intangible Assets
Intangible Assets consist of the following:

		Balance at March 31, 2017
Dollars in thousands	Estimated Useful Life (Years)	Gross Carrying Amount	Write-off Due to Disposal	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Developed technology	6	$11,630	$—	$(3,877)	$7,753
Customer relationships	3	5,400	(264)	(5,136)	—
Trade names	5	4,940	(332)	(3,161)	1,447
Total amortized intangible assets		$21,970	$(596)	$(12,174)	$9,200
Amortization expense was $0.7 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.
Our remaining intangibles amortization expense for the next five years is presented below:

Dollars in thousands	Expected future intangible amortization expense
2017	$2,073
2018	$2,306
2019	$2,306
2020	$2,030
2021	$485
Note 3 - Earnings (Loss) Per Share (EPS)
Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. The effects of dilutive securities, stock options, unvested restricted stock, convertible debt and equity are included in the diluted EPS calculation, when applicable.
The following table represents the computation of earnings per share for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31, 2017
	Net Income (Loss) Available to Common Stockholders (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings (loss) per common share	$(39,809,000)	130,142,527	$(0.31)
Effect of dilutive securities:
Restricted stock units (1)	—	—	—
Mandatory convertible preferred stock (2)	$—	—	—
Diluted earnings (loss) per common share	$(39,809,000)	130,142,527	$(0.31)

	Three Months Ended March 31, 2016
	Net Income (Loss) Available to Common Stockholders (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings (loss) per common share	$(95,835,000)	123,090,238	$(0.78)
Effect of dilutive securities:
Restricted stock units (1)	—	—	—
Mandatory convertible preferred stock (2)	$—	—	—
Diluted earnings (loss) per common share	$(95,835,000)	123,090,238	$(0.78)

(1)    For the three months ended March 31, 2017 and 2016, respectively, all common shares potentially issuable in connection with outstanding restricted stock unit awards have been excluded from the calculation of diluted EPS as the company incurred losses during the periods, therefore, inclusion of such potential common shares would be anti-dilutive.

(2)     Weighted average common shares issuable upon the assumed conversion of our Mandatory Convertible Preferred Stock totaling 23,809,500 shares were excluded from the computation of diluted EPS as such shares would be anti-dilutive.

Note 4 - Common and Preferred Stock Issuances
In February 2017, we issued 12,000,000 shares of common stock, par value $0.16 2/3 per share, at the public offering price of $2.10 per share, and 500,000 shares of 7.25% Series A Mandatory Convertible Preferred Stock (Convertible Preferred Stock), par value $1.00 per share, with a liquidation preference of $100 per share, for total net proceeds of $72.3 million, after underwriting discount and offering expenses.
The dividends on our Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared by our board of directors, or an authorized committee of our board of directors, at an annual rate of 7.25 percent of the liquidation preference of $100 per share. We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock, or in any combination of cash and shares of our common stock on March 31, June 30, September 30 and December 31 of each year, commencing on June 30, 2017 and ending on, and including, March 31, 2020.
Unless converted earlier, each share of our Convertible Preferred Stock will automatically convert into between  41.4079 and 47.6190 shares of our common stock (respectively, the “minimum conversion rate” and “maximum conversion rate”), subject to anti-dilution adjustments. The number of shares of our common stock issuable on conversion will be determined based on the volume weighted-average price, of our common stock over the 20 consecutive trading day period beginning on, and including, the 23rd scheduled trading day immediately preceding March 31, 2020. Except in limited circumstances, at any time prior to March 31, 2020, a holder may convert Convertible Preferred Stock into shares of our common stock at the minimum conversion rate of 41.4079 shares of common stock per share of Convertible Preferred Stock, subject to anti-dilution adjustments.
Note 5 - Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss consisted of the following:

Dollars in thousands	Foreign Currency Items
December 31, 2016	$(6,844)
Current period other comprehensive income (loss)	846
March 31, 2017	$(5,998)
There were no amounts reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2017.
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
Within the four reportable segments, we have aggregated our Arctic, Eastern Hemisphere and Latin America business units under International & Alaska Drilling, one business unit under U.S. (Lower 48) Drilling, one business unit under U.S. Rental Tools and one business unit under International Rental Tools, for a total of six business units. The Company has aggregated each of its business units in one of the four reporting segments based on the guidelines of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic No. 280, Segment Reporting. We eliminate inter-segment revenues and expenses. We disclose revenues under the four reportable segments based on the similarity of the use and markets for the groups of products and services within each segment.
Drilling Services Business
In our Drilling Services business, we drill oil, natural gas and geothermal wells for customers in both the U.S. and international markets. We provide this service with both Company-owned rigs and customer-owned rigs. We refer to the provision of drilling services with customer-owned rigs as our O&M service in which operators own their own drilling rigs but choose Parker Drilling to operate and manage the rigs for them. The nature and scope of activities involved in drilling an oil and natural gas well is similar whether it is drilled with a Company-owned rig (as part of a traditional drilling contract) or a customer-owned rig (as part of an O&M contract). In addition, we provide project-related services, such as engineering, procurement, project management and commissioning of customer-owned drilling facility projects. We have extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas.

U.S. (Lower 48) Drilling
Our U.S. (Lower 48) Drilling segment provides drilling services with our Gulf of Mexico (GOM) barge drilling rig fleet, and markets our U.S. (Lower 48) based O&M services. Our GOM barge drilling fleet operates barge rigs that drill for oil and natural gas in shallow waters in and along the inland waterways and coasts of Louisiana, Alabama and Texas. The majority of these wells are drilled in shallow water depths ranging from 6 to 12 feet. Our rigs are suitable for a variety of drilling programs, from inland coastal waters requiring shallow draft barges, to open water drilling on both state and federal water projects requiring more robust capabilities. The barge drilling industry in the GOM is characterized by cyclical activity where utilization and dayrates are typically driven by oil and natural gas prices and our customers’ access to project financing. Contract terms typically consist of well-to-well and multi-well programs, most commonly ranging from 20 to 180 days.
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
Rental Tools Services Business
In our Rental Tools Services business, we provide premium rental equipment and services to E&P companies, drilling contractors and service companies on land and offshore in the U.S. and select international markets. Tools we provide include standard and heavy-weight drill pipe, all of which are available with standard or high-torque connections, tubing, drill collars, pressure control equipment, including BOPs and more. We also provide well construction services, which include tubular running services and downhole tool rentals, and well intervention services, which include whipstock, fishing and related services, as well as inspection and machine shop support. Rental tools are used during drilling and/or workover programs and are requested by the customer when they are needed, requiring us to keep a broad inventory of rental tools in stock. Rental tools are usually rented on a daily or monthly basis.
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

The following table represents the results of operations by reportable segment:

	Three Months Ended March 31,
Dollars in thousands	2017	2016
Revenues: (1)
Drilling Services:
U.S. (Lower 48) Drilling	$1,215	$2,085
International & Alaska Drilling	63,213	88,619
Total Drilling Services	64,428	90,704
Rental Tools Services:
U.S. Rental Tools	20,231	22,555
International Rental Tools	13,612	17,244
Total Rental Tools Services	33,843	39,799
Total revenues	98,271	130,503
Operating gross margin: (2)
Drilling Services:
U.S. (Lower 48) Drilling	(7,226)	(8,558)
International & Alaska Drilling	(1,785)	5,077
Total Drilling Services	(9,011)	(3,481)
Rental Tools Services:
U.S. Rental Tools	(3,773)	(3,949)
International Rental Tools	(6,961)	(5,998)
Total Rental Tools Services	(10,734)	(9,947)
Total operating gross margin	(19,745)	(13,428)
General and administrative expense	(7,040)	(9,781)
Gain (loss) on disposition of assets, net	(352)	(60)
Total operating income (loss)	(27,137)	(23,269)
Interest expense	(10,870)	(11,562)
Interest income	10	7
Other income (loss)	530	2,485
Income (loss) from continuing operations before income taxes	$(37,467)	$(32,339)

(1)For the three months ended March 31, 2017, our largest customer, ENL, constituted approximately 34.9 percent of our total consolidated revenues and approximately 54.3 percent of our International & Alaska Drilling segment revenues. Excluding reimbursable revenues of $13.0 million, ENL constituted approximately 25.7 percent of our total consolidated revenues and approximately 44.4 percent of our International & Alaska Drilling segment revenues. Our second largest customer, BP, constituted 11.3 percent of our total consolidated revenues and approximately 17.6 percent of our International & Alaska Drilling segment revenues.
For the three months ended March 31, 2016, our largest customer, ENL, constituted approximately 39.2 percent of our total consolidated revenues and approximately 57.8 percent of our International & Alaska Drilling segment revenues. Excluding reimbursable revenues of $18.3 million, ENL constituted approximately 29.5 percent of our total consolidated revenues and approximately 47.2 percent of our International & Alaska Drilling segment revenues.
(2)Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

Note 7 - Accounting for Uncertainty in Income Taxes
We apply the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At March 31, 2017, we had a liability for unrecognized tax benefits of $4.9 million, primarily related to foreign operations, $4.7 million of which would favorably impact our effective tax rate upon recognition. At December 31, 2016, we had a liability for unrecognized tax benefits of $4.6 million, all of which would favorably impact our effective tax rate upon recognition, and for which no payments were made in 2016. In addition, we recognize interest and penalties that could be applied to uncertain tax positions in periodic income tax expense. As of March 31, 2017 and December 31, 2016, we had approximately $2.0 million and $1.9 million, respectively, of accrued interest and penalties related to uncertain tax positions.
Note 8 - Income Tax Expense (Benefit)
During the first quarter of 2017, we had income tax expense of $2.3 million compared with income tax expense of $63.5 million during the first quarter of 2016. Despite the pre-tax loss for the first quarter of 2017, we recognized income tax expense due to the jurisdictional mix of income and loss during the quarter, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances. During the 2016 first quarter, we recognized income tax expense as a result of recording a valuation allowance of $73.1 million against our U.S. domestic deferred tax assets, which primarily consist of U.S. federal net operating losses.
Note 9 - Long-Term Debt
The following table illustrates the Company’s current debt portfolio as of March 31, 2017 and December 31, 2016:

Dollars in thousands	March 31, 2017	December 31, 2016
6.75% Senior Notes, due July 2022	$360,000	$360,000
7.50% Senior Notes, due August 2020	225,000	225,000
Total principal	585,000	585,000
Less: unamortized debt issuance costs	(8,272)	(8,674)
Total long-term debt	$576,728	$576,326
6.75% Senior Notes, due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of 6.75% Senior Notes due July 2022 (6.75% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 6.75% Notes offering plus a $40.0 million term loan draw under the Amended and Restated Senior Secured Credit Agreement (2012 Secured Credit Agreement) and cash on hand were utilized to purchase $416.2 million aggregate principal amount of our outstanding 9.125% Senior Notes due 2018 pursuant to a tender and consent solicitation offer commenced on January 7, 2014.
The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the Second Amended and Restated Senior Secured Credit Agreement, as amended from time-to-time (2015 Secured Credit Agreement) and our 7.50% Senior Notes, due August 2020 (7.50% Notes, and collectively with the 6.75% Notes, the Senior Notes). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($5.3 million net of amortization as of March 31, 2017) are being amortized over the term of the notes using the effective interest rate method.
At any time prior to January 15, 2017, we were able to redeem up to 35 percent of the aggregate principal amount of the 6.75% Notes at a redemption price of 106.75 percent of the principal amount, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings by us. No redemptions were made utilizing this provision. On and after January 15, 2018, we may redeem all or a part of the 6.75% Notes upon appropriate notice, at a redemption price of 103.375 percent of the principal amount, and at redemption prices decreasing each year thereafter to par beginning January 15, 2020. If we experience certain changes in control, we must offer to repurchase the 6.75% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
7.50% Senior Notes, due August 2020
On July 30, 2013, we issued $225.0 million aggregate principal amount of the 7.50% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 7.50% Notes offering were primarily used to repay the $125.0 million aggregate principal amount of a term loan used to initially finance the acquisition of ITS in April, 2013, to repay $45.0 million of term loan borrowings under the 2012 Secured Credit Agreement, and for general corporate purposes.
The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($3.0 million, net of amortization as of March 31, 2017) are being amortized over the term of the notes using the effective interest rate method.
We may redeem all or a part of the 7.50% Notes upon appropriate notice, at redemption prices decreasing each year after August 1, 2016 to par beginning August 1, 2018. As of March 31, 2017, the redemption price is 103.75 percent and we have not made any redemptions to date. If we experience certain changes in control, we must offer to repurchase the 7.50% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
2015 Secured Credit Agreement
On January 26, 2015 we entered into the 2015 Secured Credit Agreement, which amended and restated the 2012 Secured Credit Agreement. The 2015 Secured Credit Agreement was originally comprised of a $200.0 million revolving credit facility (Revolver) set to mature on January 26, 2020. Four amendments to the 2015 Secured Credit Agreement have been executed, which have, among other things, reduced the size of the revolver to $100 million, suspended the Leverage Ratio, Consolidated Interest Coverage Ratio, Senior Secured Leverage Ratio, and Asset Coverage Ratio covenants during specific time periods, increased the Applicable Rate for certain higher levels of consolidated leverage to a maximum of 4.00 percent per annum for Eurodollar Rate loans and to a maximum of 3.00 percent per annum for Base Rate loans, established anti-hoarding language restricting our ability to retain more than $50 million in U.S. bank accounts when there are outstanding borrowings under the Revolver, and established a $75 million Junior Lien Debt capacity.
The maximum permitted Senior Secured Leverage Ratio was 2.80:1.00 for the fiscal quarter ending March 31, 2017, decreases to 2.20:1.00 in the second quarter of 2017, to 1.75:1.00 in the third quarter of 2017, and to 1.50:1.00 in the fourth quarter of 2017 and remains at 1.50:1.00 thereafter. The Asset Coverage Ratio, currently at 1.10:1.00, increases to 1.25: 1.00 in the fourth quarter of 2017 and remains at 1.25:1.00 thereafter. The Consolidated Interest Coverage Ratio covenant will be reinstated in the fourth quarter of 2017 with the ratio established at 1.00:1.00, which increases by 0.25 each subsequent quarter until reaching 2.00:1.00 in the fourth quarter of 2018, and remains at 2.00:1.00 thereafter. The Leverage Ratio covenant will be reinstated in the fourth quarter of 2018 with the ratio established at 4.25:1.00.
On February 21, 2017, we executed the fourth amendment to the 2015 Secured Credit Agreement which, among other things, permits the sale and issuance of certain equity interests of the Company, including the Convertible Preferred Stock, and permits the Company to pay dividends on the Convertible Preferred Stock, up to certain aggregate amounts specified therein. The debt issuance costs incurred relating to the fourth amendment were nominal. Debt issuance costs remaining as of March 31, 2017 were $1.1 million which are being amortized through January 2020 on a straight line basis.

Our obligations under the 2015 Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, certain U.S.-based rental equipment of the Company and its subsidiary guarantors and the equity interests of certain of the Company’s subsidiaries. The 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness, liens, restrictions on entry into certain affiliate transactions and payments (including payment of dividends) and maintenance of certain ratios and coverage tests. As of March 31, 2017, we were in compliance with all covenants contained in the 2015 Secured Credit Agreement though our ability to access the full $100 million of the Revolver was restricted to $92.8 million due to $5.8 million in letters of credit outstanding and $1.4 million related to a cap imposed by our Senior Secured Leverage Ratio covenant calculation.
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Revolving loans are available subject to a quarterly asset coverage ratio calculation based on the Orderly Liquidation Value of certain specified rigs including barge rigs in the GOM and land rigs in Alaska, and certain U.S.-based rental equipment of the Company and its subsidiary guarantors and a percentage of eligible domestic accounts receivable. Letters of credit outstanding against the Revolver as of March 31, 2017 totaled $5.8 million. There were no amounts drawn on the Revolver as of March 31, 2017.
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
The fair value measurement and disclosure requirements of FASB ASC Topic No. 820, Fair Value Measurement and Disclosures requires inputs that we categorize using a three-level hierarchy, from highest to lowest level of observable inputs, as follows:

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
Fair value of our debt instruments is determined using Level 2 inputs. Fair values and related carrying values of our debt instruments were as follows for the periods indicated:

	March 31, 2017		December 31, 2016
Dollars in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt
6.75% Notes	$360,000	$320,400	$360,000	$311,400
7.50% Notes	225,000	210,375	225,000	201,375
Total principal	$585,000	$530,775	$585,000	$512,775
Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the three months ended March 31, 2017.
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
Note 12 - Recent Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Effective January 1, 2017, we adopted ASU 2017-04 and it did not have a material impact on our consolidated statements of financial position, results of operations, cash flows, and on the disclosures contained in our notes to the consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. The ASU requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The standard becomes effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, but only at the beginning of the annual period for which no financial statements have been issued or been made available for issuance. Effective January 1, 2017, we adopted ASU 2016-16 prospectively and it did not have a material impact on our consolidated statements of financial position, results of operations and cash flows.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU is intended to reduce diversity in current practice regarding the manner in which certain cash receipts and cash payments are presented and classified in the cash flow statement. The standard becomes effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Effective January 1, 2017, we adopted ASU 2016-15 retrospectively and it did not have a material impact on our statement of cash flows.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718).  The objective of this update is to simplify several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The standard became effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Effective January 1, 2017, we adopted ASU 2016-09. The adoption did not have a material impact on our consolidated statements of financial position, results of operations or cash flows. In accordance with the ASU requirements, we adopted certain aspects of the ASU as follows:

•
Accounting for excess tax benefits and certain tax deficiencies - The guidance requires all excess tax benefits, and certain tax deficiencies to be recorded through the income statement instead of additional paid in capital, where the activity was historically recorded. We adopted this change prospectively.  There is no cumulative effect of the adoption as we have no unrecognized excess tax benefits or minimum withholding requirements that impact the income statement and, accordingly, prior periods have not been adjusted.

•
Cash flow presentation of excess tax benefits and certain tax deficiencies - We adopted this change retrospectively. Tax related cash flows from share based payments are to be presented as operating activities in the statement of cash flows. Consequently, activity of $0.8 million for the three month period ended March 31, 2016, recorded through equity, has been reclassified from financing activities to operating activities in the statement of cash flows.

•
Accounting for forfeitures - We have made an entity-wide accounting policy election to continue to estimate forfeitures and adjust the estimate when it is likely to change. This election does not change our current policy and, accordingly, there is no impact on our consolidated statements of financial position, results of operations or cash flows.

•
Cash paid to a tax authority when shares are withheld to satisfy the employer’s statutory income tax withholding obligation - We adopted this change retrospectively. The activity is now required to be presented as financing activities in the statement of cash flows. For the three-month period ended March 31, 2016, we have reclassified $0.3 million from operating activities to financing activities.

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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The objective of this update is to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and provide footnote disclosures. The amendments in this update become effective for public companies for the annual period after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Effective January 1, 2017, we adopted ASU 2014-15 prospectively and it did not have a material impact on our consolidated statements of financial position, results of operations, cash flows, and on the disclosures contained in our notes to the consolidated financial statements.

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
We are providing unaudited consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016, respectively. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	March 31, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$96,539	$13,035	$40,114	$—	$149,688
Accounts and notes receivable, net	—	19,442	98,672	—	118,114
Rig materials and supplies	—	(4,957)	40,010	—	35,053
Other current assets	(68,300)	59,147	32,245	—	23,092
Total current assets	28,239	86,667	211,041	—	325,947
Property, plant and equipment, net	(19)	458,497	218,403	—	676,881
Goodwill	—	6,708	—	—	6,708
Intangible assets, net	—	8,857	343	—	9,200
Investment in subsidiaries and intercompany advances	2,963,194	2,943,361	3,728,142	(9,634,697)	—
Other noncurrent assets	(248,095)	299,529	540,245	(480,860)	110,819
Total assets	$2,743,319	$3,803,619	$4,698,174	$(10,115,557)	$1,129,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$(44,947)	$167,258	$583,421	$(617,533)	$88,199
Accrued income taxes	(5,783)	8,631	2,662	—	5,510
Total current liabilities	(50,730)	175,889	586,083	(617,533)	93,709
Long-term debt, net	576,728	—	—	—	576,728
Other long-term liabilities	2,867	6,145	3,816	—	12,828
Deferred tax liability	(8)	75,920	(3,063)	—	72,849
Intercompany payables	1,837,985	1,445,569	2,211,999	(5,495,553)	—
Total liabilities	2,366,842	1,703,523	2,798,835	(6,113,086)	756,114
Total equity	376,477	2,100,096	1,899,339	(4,002,471)	373,441
Total liabilities and stockholders’ equity	$2,743,319	$3,803,619	$4,698,174	$(10,115,557)	$1,129,555

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	December 31, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$65,000	$14,365	$40,326	$—	$119,691
Accounts and notes receivable, net	—	15,749	97,482	—	113,231
Rig materials and supplies	—	(5,369)	37,723	—	32,354
Other current assets	(50,296)	41,304	30,034	—	21,042
Total current assets	14,704	66,049	205,565	—	286,318
Property, plant and equipment, net	(19)	469,927	223,531	—	693,439
Goodwill	—	6,708	—	—	6,708
Intangible assets, net	—	9,434	494	—	9,928
Investment in subsidiaries and intercompany advances	2,979,413	2,932,375	3,676,402	(9,588,190)	—
Other noncurrent assets	(253,679)	301,771	539,877	(480,811)	107,158
Total assets	$2,740,419	$3,786,264	$4,645,869	$(10,069,001)	$1,103,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$(10,080)	$149,210	$577,188	$(617,477)	$98,841
Accrued income taxes	—	1,576	2,504	—	4,080
Total current liabilities	(10,080)	150,786	579,692	(617,477)	102,921
Long-term debt, net	576,326	—	—	—	576,326
Other long-term liabilities	2,867	9,338	3,631	—	15,836
Deferred tax liability	(28)	73,039	(3,678)	—	69,333
Intercompany payables	1,828,317	1,437,417	2,161,864	(5,427,598)	—
Total liabilities	2,397,402	1,670,580	2,741,509	(6,045,075)	764,416
Total equity	343,017	2,115,684	1,904,360	(4,023,926)	339,135
Total liabilities and stockholders’ equity	$2,740,419	$3,786,264	$4,645,869	$(10,069,001)	$1,103,551

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$27,893	$88,237	$(17,859)	$98,271
Operating expenses	—	20,950	82,723	(17,859)	85,814
Depreciation and amortization	—	21,188	11,014	—	32,202
Total operating gross margin (loss)	—	(14,245)	(5,500)	—	(19,745)
General and administration expense (1)	(78)	(6,870)	(92)	—	(7,040)
Gain (loss) on disposition of assets, net	—	(216)	(136)	—	(352)
Total operating income (loss)	(78)	(21,331)	(5,728)	—	(27,137)
Other income (expense):
Interest expense	(11,669)	(45)	(1,942)	2,786	(10,870)
Interest income	149	179	2,468	(2,786)	10
Other	—	32	498	—	530
Equity in net earnings of subsidiaries	(21,780)	—	—	21,780	—
Total other income (expense)	(33,300)	166	1,024	21,780	(10,330)
Income (loss) before income taxes	(33,378)	(21,165)	(4,704)	21,780	(37,467)
Total income tax expense (benefit)	6,430	(5,577)	1,489	—	2,342
Net income (loss)	$(39,808)	$(15,588)	$(6,193)	$21,780	$(39,809)
Mandatory convertible preferred stock dividend	$—	$—	$—	$—	$—
Net income (loss) available to common stockholders	$(39,808)	$(15,588)	$(6,193)	$21,780	$(39,809)

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$47,382	$106,477	$(23,356)	$130,503
Operating expenses	—	32,835	98,638	(23,356)	108,117
Depreciation and amortization	—	23,125	12,689	—	35,814
Total operating gross margin (loss)	—	(8,578)	(4,850)	—	(13,428)
General and administration expense (1)	(87)	(9,613)	(81)	—	(9,781)
Gain (loss) on disposition of assets, net	—	(56)	(4)	—	(60)
Total operating income (loss)	(87)	(18,247)	(4,935)	—	(23,269)
Other income (expense):
Interest expense	(11,857)	(437)	(2,859)	3,591	(11,562)
Interest income	204	179	3,215	(3,591)	7
Other	—	485	2,000	—	2,485
Equity in net earnings of subsidiaries	(16,225)	—	—	16,225	—
Total other income (expense)	(27,878)	227	2,356	16,225	(9,070)
Income (loss) before income taxes	(27,965)	(18,020)	(2,579)	16,225	(32,339)
Income tax expense (benefit)	67,870	(3,707)	(667)	—	63,496
Net income (loss)	(95,835)	(14,313)	(1,912)	16,225	(95,835)

(1) General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(39,808)	$(15,588)	$(6,193)	$21,780	$(39,809)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	83	—	83
Currency translation difference on foreign currency net investments	—	—	763	—	763
Total other comprehensive income (loss), net of tax:	—	—	846	—	846
Comprehensive income (loss)	$(39,808)	$(15,588)	$(5,347)	$21,780	$(38,963)

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(39,808)	$(15,588)	$(6,193)	$21,780	$(39,809)
Adjustments to reconcile net income (loss):
Depreciation and amortization	—	21,188	11,014	—	32,202
(Gain) loss on disposition of assets	—	216	136	—	352
Deferred income tax expense (benefit)	(5,641)	5,165	(166)	—	(642)
Excess tax benefit from stock-based compensation	—	—	—	—	—
Expenses not requiring cash	1,781	91	278	—	2,150
Equity in net earnings of subsidiaries	21,780	—	—	(21,780)	—
Change in assets and liabilities:
Accounts and notes receivable	—	(3,668)	(1,206)	—	(4,874)
Other assets	17,984	(18,296)	(2,380)	—	(2,692)
Accounts payable and accrued liabilities	(34,867)	15,591	3,339	—	(15,937)
Accrued income taxes	(5,783)	7,055	393	—	1,665
Net cash provided by (used in) operating activities	(44,554)	11,754	5,215	—	(27,585)

Cash flows from investing activities:
Capital expenditures	—	(10,994)	(3,457)	—	(14,451)
Proceeds from the sale of assets	—	—	46	—	46
Net cash provided by (used in) investing activities	—	(10,994)	(3,411)	—	(14,405)

Cash flows from financing activities:
Proceeds from the issuance of common stock	25,200	—	—	—	25,200
Proceeds from the issuance of mandatory convertible preferred stock	50,000	—	—	—	50,000
Payment of equity issuance costs	(2,861)	—	—	—	(2,861)
Shares surrendered in lieu of tax	(352)	—	—	—	(352)
Intercompany advances, net	4,106	(2,090)	(2,016)	—	—
Net cash provided by (used in) financing activities	76,093	(2,090)	(2,016)	—	71,987

Net change in cash and cash equivalents	31,539	(1,330)	(212)	—	29,997
Cash and cash equivalents at beginning of year	65,000	14,365	40,326	—	119,691
Cash and cash equivalents at end of year	$96,539	$13,035	$40,114	$—	$149,688

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(95,835)	$(14,313)	$(1,912)	$16,225	$(95,835)
Adjustments to reconcile net income (loss)
Depreciation and amortization	—	23,125	12,689	—	35,814
Accretion of contingent consideration	—	419	—	—	419
(Gain) loss on disposition of assets	—	56	4	—	60
Deferred income tax expense (benefit)	57,677	5,185	549	—	63,411
Excess tax benefit from stock-based compensation	(753)	—	—	—	(753)
Expenses not requiring cash	2,057	33	(2,199)	—	(109)
Equity in net earnings of subsidiaries	16,225	—	—	(16,225)	—
Change in assets and liabilities:
Accounts and notes receivable	—	(6,637)	6,256	—	(381)
Other assets	(37,191)	33,904	2,983	—	(304)
Accounts payable and accrued liabilities	(9,521)	(799)	(4,117)	—	(14,437)
Accrued income taxes	10,680	(8,905)	(5,375)	—	(3,600)
Net cash provided by (used in) operating activities	(56,661)	32,068	8,878	—	(15,715)

Cash flows from investing activities:
Capital expenditures	—	(3,521)	(4,368)	—	(7,889)
Proceeds from the sale of assets	—	28	26	—	54
Net cash provided by (used in) investing activities	—	(3,493)	(4,342)	—	(7,835)

Cash flows from financing activities:
Payment of contingent consideration	—	(2,000)	—	—	(2,000)
Shares surrendered in lieu of tax	(317)	—	—	—	(317)
Intercompany advances, net	28,815	(27,187)	(1,628)	—	—
Net cash provided by (used in) financing activities	28,498	(29,187)	(1,628)	—	(2,317)

Net change in cash and cash equivalents	(28,163)	(612)	2,908	—	(25,867)
Cash and cash equivalents at beginning of year	73,985	13,854	46,455	—	134,294
Cash and cash equivalents at end of year	$45,822	$13,242	$49,363	$—	$108,427

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis should be read in conjunction with Item 1. Financial Statements of this quarterly report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K).
Executive Summary
The oil and natural gas industry is highly cyclical. Activity levels are driven by traditional energy industry activity indicators, which include current and expected commodity prices, drilling rig counts, footage drilled, well counts, and our customers’ spending levels allocated to exploratory and development drilling.
Historical market indicators are listed below:

	Three Months Ended March 31,
	2017	2016	% Change
Worldwide Rig Count (1)
U.S. (land and offshore)	739	555	33%
International (2)	939	1,016	(8)%
Commodity Prices (3)
Crude Oil (United Kingdom Brent)	$54.57	35.21	55%
Crude Oil (West Texas Intermediate)	$51.78	33.63	54%
Natural Gas (Henry Hub)	$3.06	1.98	55%
(1) Estimate of drilling activity measured by the average active rig count for the periods indicated - Source: Baker Hughes Incorporated Rig Count.
(2) Excludes Canadian Rig Count.
(3) Average daily commodity prices for the periods indicated based on NYMEX front-month composite energy prices.
Financial Results
Our revenues for the 2017 first quarter decreased 24.7 percent to $98.3 million from $130.5 for the 2016 first quarter. Operating gross margin excluding depreciation and amortization decreased 44.2 percent to $12.5 million from $22.4 million. Although our overall revenues and operating gross margin excluding depreciation and amortization came in lower for the 2017 first quarter when compared with the 2016 first quarter, our 2017 first quarter results were in line with our expectations and we are seeing positive indicators that market improvement is beginning to take hold.
The largest decline in both our revenues and gross margin was in our International & Alaska Drilling segment where revenues declined 28.7 percent and operating gross margin excluding depreciation and amortization declined 41.8 percent, due primarily to a decline in utilization for Company-owned rigs and a reduction in project services activities. For our U.S. (Lower 48) Drilling segment, while revenues declined to $1.2 million from $2.1 million, primarily due to a decrease in utilization, our operating gross margin excluding depreciation and amortization showed improvement as we continued to benefit from cost savings initiatives. In our U.S. Rental Tools segment, revenues decreased 10.6 percent and operating gross margin excluding depreciation and amortization decreased 9.3 percent. The declines were largely driven by a reduction in customer activity and pricing pressures impacting offshore rentals; however, we did see an increase in revenues from U.S. land activity which partially offset the decline in offshore rentals, and our operating gross margin excluding depreciation and amortization benefited from cost reduction efforts. Revenues for our International Rental Tools segment declined 20.9 percent as both activity and pricing were down for onshore and offshore rentals. The declines in activity and pricing also drove a decrease in the segment’s operating gross margin excluding depreciation and amortization to a loss of $2.4 million from a loss of $0.6 million.
Outlook
We are encouraged by the positive direction of our business and the positive indicators we are seeing across all our business lines. While the pace of recovery varies across our business and uncertainty still exists, we believe we are through the downturn’s trough and that our financial performance will improve as we move into the second quarter and beyond.

In our U.S. (Lower 48) Drilling segment, we expect to see increased utilization in the near term as we mobilized one barge rig during the quarter and began operating two additional barge rigs in April. We are also in ongoing discussions to place up to two additional barge rigs into service by the middle of this year. For our International and Alaska segment, we believe that activity is at, or close to the bottom. We continue to see opportunities for drilling projects with anticipated start-ups in late 2017 and into 2018.
In our U.S. Rental Tools segment, we expect further activity increases as the U.S. land rig count increases and longer lateral wells get drilled which require more joints of pipe. In our International Rental Tools segment, the startup of several new well construction contracts in the second quarter should positively impact activity going forward.
In February of 2017, we completed $75.2 million concurrent common stock and mandatory convertible preferred stock equity offerings that position us to prepare for improved market conditions and better capitalize on growth opportunities, including potential acquisitions. We ended the first quarter with $242.5 million in liquidity, up from $210.0 million at the end of the 2016, including $149.7 million in cash and $92.8 million available on our undrawn revolver.
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
Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016
Revenues decreased $32.2 million, or 24.7 percent, to $98.3 million for the three months ended March 31, 2017 as compared with revenues of $130.5 million for the three months ended March 31, 2016. Operating gross margin decreased $6.3 million to a loss of $19.7 million for the three months ended March 31, 2017 as compared with a loss of $13.4 million for the three months ended March 31, 2016.
    The following is an analysis of our operating results for the comparable periods by reportable segment:

	Three Months Ended March 31,
Dollars in Thousands	2017		2016
Revenues:
Drilling Services:
U.S. (Lower 48) Drilling	$1,215	1%	$2,085	2%
International & Alaska Drilling	63,213	64%	88,619	68%
Total Drilling Services	64,428	65%	90,704	70%
Rental Tools Services:
U.S. Rental Tools	20,231	21%	22,555	17%
International Rental Tools	13,612	14%	17,244	13%
Total Rental Tools Services	33,843	35%	39,799	30%
Total revenues	98,271	100%	130,503	100%
Operating gross margin (loss) excluding depreciation and amortization:
Drilling Services:
U.S. (Lower 48) Drilling	(2,985)	(246)%	(3,337)	(160)%
International & Alaska Drilling	11,029	17%	18,894	21%
Total Drilling Services	8,044	12%	15,557	17%
Rental Tools Services:
U.S. Rental Tools	6,776	33%	7,453	33%
International Rental Tools	(2,363)	(17)%	(624)	(4)%
Total Rental Tools Services	4,413	13%	6,829	17%
Total operating gross margin (loss) excluding depreciation and amortization	12,457	13%	22,386	17%
Depreciation and amortization	(32,202)		(35,814)
Total operating gross margin (loss)	(19,745)		(13,428)
General and administrative expense	(7,040)		(9,781)
Gain (loss) on disposition of assets, net	(352)		(60)
Total operating income (loss)	$(27,137)		$(23,269)
Operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	U.S. (Lower 48) Drilling	International & Alaska Drilling	U.S. Rental Tools	International Rental Tools	Total
Three Months Ended March 31, 2017
Operating gross margin (loss) (1)	$(7,226)	$(1,785)	$(3,773)	$(6,961)	$(19,745)
Depreciation and amortization	4,241	12,814	10,549	4,598	32,202
Operating gross margin (loss) excluding depreciation and amortization	$(2,985)	$11,029	$6,776	$(2,363)	$12,457
Three Months Ended March 31, 2016
Operating gross margin (loss) (1)	$(8,558)	$5,077	$(3,949)	$(5,998)	$(13,428)
Depreciation and amortization	5,221	13,817	11,402	5,374	35,814
Operating gross margin (loss) excluding depreciation and amortization	$(3,337)	$18,894	$7,453	$(624)	$22,386

(1)	Operating gross margin (loss) is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

The following table presents our average utilization rates and rigs available for service for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016
U.S. (Lower 48) Drilling
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	4%	7%
International & Alaska Drilling
Eastern Hemisphere
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	31%	48%
Latin America Region
Rigs available for service (1)	7.0	7.0
Utilization rate of rigs available for service (2)	14%	29%
Alaska
Rigs available for service (1)	2.0	2.0
Utilization rate of rigs available for service (2)	100%	100%
Total International & Alaska Drilling
Rigs available for service (1)	22.0	22.0
Utilization rate of rigs available for service (2)	32%	46%

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

Drilling Services Business
U.S. (Lower 48) Drilling
U.S. (Lower 48) Drilling segment revenues decreased $0.9 million, or 42.9 percent, to $1.2 million for the first quarter of 2017 compared with revenues of $2.1 million for the first quarter of 2016. The decrease was primarily driven by reduced utilization. Utilization declined to 4.0 percent for the quarter ended March 31, 2017 from 7.0 percent for the quarter ended March 31, 2016.
U.S. (Lower 48) Drilling segment operating gross margin excluding depreciation and amortization increased $0.3 million to a loss of $3.0 million for the first quarter of 2017 compared with a loss of $3.3 million for the first quarter of 2016. The increase was primarily due to a reduction in operating cost.
International & Alaska Drilling
International & Alaska Drilling segment revenues decreased $25.4 million, or 28.7 percent, to $63.2 million for the first quarter of 2017 compared with $88.6 million for the first quarter of 2016.
The decrease in revenues was primarily due to the following:

•	a decrease of $13.2 million in revenues related to our project services activities;

•
a decrease of $6.0 million, excluding revenue from reimbursable costs (“reimbursable revenues”), resulting from decreased utilization for Company-owned rigs. Utilization for the segment decreased to 32.0 percent for the quarter ended March 31, 2017 from 46.0 percent for the quarter ended March 31, 2016. The decline in utilization was primarily due to the decline in oil prices which led to reduced customer activity;

•	a decrease of $3.6 million in reimbursable revenue, which decreased revenues but had a minimal impact on operating margins; and

•
a decrease of $3.4 million driven by a decline in average revenue per day primarily resulting from certain Company owned rigs being in standby mode during the first quarter of 2017 compared with operating mode during the first quarter of 2016.

The decrease in revenues was partially offset by an increase of $3.8 million primarily driven by O&M activities associated with the Hibernia platform located off the Atlantic Coast of Canada.
International & Alaska Drilling segment operating gross margin excluding depreciation and amortization decreased $7.9 million, or 41.8 percent, to $11.0 million for the first quarter of 2017 compared with $18.9 million for the first quarter of 2016. The decrease in operating gross margin excluding depreciation and amortization was primarily due to the decrease in our project services activities discussed above as well as the impact of decreased utilization for Company-owned rigs.
Rental Tools Services Business
U.S. Rental Tools
U.S. Rental Tools segment revenues decreased $2.4 million, or 10.6 percent, to $20.2 million for the first quarter of 2017 compared with $22.6 million for the first quarter of 2016. The decrease was primarily driven by reduction in customer activity and pricing pressures impacting offshore GOM rentals, partially offset by an increase in U.S. land rental activity.
U.S. Rental Tools segment operating gross margin excluding depreciation and amortization decreased $0.7 million, or 9.3 percent, to $6.8 million in the first quarter of 2017 compared with $7.5 million for the first quarter of 2016. The decrease was due to the decline in revenues discussed above, partially offset by lower operating costs resulting from cost reduction efforts.
International Rental Tools
International Rental Tools segment revenues decreased $3.6 million, or 20.9 percent, to $13.6 million for the first quarter of 2017 compared with $17.2 million for the first quarter of 2016. The decrease was primarily attributable to reduced customer activity and price erosion impacting both onshore and offshore rental revenue.
International Rental Tools segment operating gross margin excluding depreciation and amortization decreased $1.8 million, or 300.0 percent, to a loss of $2.4 million in the first quarter of 2017 compared with a loss of $0.6 million for the first quarter of 2016. The decrease was due to the declines in customer activity discussed above, partially offset by lower operating costs resulting from cost reduction efforts.
Other Financial Data
General and administrative expense
General and administration expense decreased $2.8 million to $7.0 million for the first quarter of 2017, compared with $9.8 million for the first quarter of 2016 primarily due to a reduction in incentive compensation and reduced overhead costs resulting from cost savings initiatives.
Gain (loss) on disposition of assets
Net losses recognized on asset dispositions were $0.4 million for the first quarter of 2017 compared with $0.1 million for the first quarter of 2016. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Interest income and expense
Interest expense decreased $0.7 million to $10.9 million for the first quarter of 2017 compared with $11.6 million for the first quarter of 2016. This decrease in interest expense is primarily a result of the accretion of the contingent consideration related to the acquisition of a business in April, 2015, which was fully paid prior to the end of the 2016 second quarter. Interest income during each of the 2017 and 2016 first quarters was nominal.

Other income and expense
Other income was $0.5 million and $2.5 million for the first quarters of 2017 and 2016, respectively. Other income for the first quarters of 2017 and 2016 included the impact of foreign currency fluctuations. Additionally, other income for the first quarter of 2016 included a reclassification of $1.9 million of realized foreign currency translation gains from accumulated other comprehensive income.
Income tax expense (benefit)
During the first quarter of 2017, we had income tax expense of $2.3 million compared with income tax expense of $63.5 million during the first quarter of 2016. Despite the pre-tax loss for the first quarter of 2017, we recognized income tax expense due to the jurisdictional mix of income and loss during the quarter, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances. During the 2016 first quarter, we recognized income tax expense as a result of recording a valuation allowance of $73.1 million against our U.S. domestic deferred tax assets, which primarily consist of U.S. federal net operating losses.
Backlog
Backlog is our estimate of the dollar amount of revenues we expect to realize in the future as a result of executing awarded drilling contracts. The Company’s backlog of firm orders was approximately $323 million at March 31, 2017 and $228 million at March 31, 2016, and is primarily attributable to the International & Alaska segment of our Drilling Services business. We estimate that, as of March 31, 2017, 38 percent of our backlog will be recognized as revenues within the fiscal year.
The amount of actual revenues earned and the actual periods during which revenues are earned could be different from amounts disclosed in our backlog calculations due to a lack of predictability of various factors, including unscheduled repairs, maintenance requirements, weather delays, contract terminations or renegotiations, new contracts and other factors. See “Our backlog of contracted revenue may not be fully realized and may reduce significantly in the future, which may have a material adverse effect on our financial position, results of operations or cash flows” in Item 1A. Risk Factors of our 2016 Form 10-K.
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
In February 2017, we issued 12,000,000 shares of common stock, par value $0.16 2/3 per share, at the public offering price of $2.10 per share and 500,000 shares of 7.25% Series A Mandatory Convertible Preferred Stock (Convertible Preferred Stock), par value $1.00 per share, with a liquidation preference of $100 per share, for total net proceeds of $72.3 million, after underwriting discount and offering expenses.
Dividends on our Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared by our board of directors, or an authorized committee of our board of directors, at an annual rate of 7.25 percent of the liquidation preference of $100 per share. We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock, or in any combination of cash and shares of our common stock on March 31, June 30, September 30 and December 31 of each year, commencing on June 30, 2017 and ending on, and including, March 31, 2020.

We intend to use the net proceeds of the offerings for general corporate purposes, which may include, without limitation, working capital, capital expenditures, acquisitions or the repayment, redemption or refinancing of a portion of our indebtedness.

Liquidity
The following table provides a summary of our total liquidity:

March 31, 2017
Dollars in thousands
Cash and cash equivalents on hand (1)	$149,688
Availability under Revolver (2)	92,834
Total liquidity	$242,522
(1) As of March 31, 2017, approximately $39.4 million of the $149.7 million of cash and equivalents was held by our foreign subsidiaries.
(2) Availability under the undrawn $100 million Revolver was reduced by $7.2 million comprised of $5.8 million of letters of credit outstanding and $1.4 million of reduced availability due to our Senior Secured Leverage Ratio covenant. As of March 31, 2017, we were in compliance with all covenants contained in the 2015 Secured Credit Agreement.
The earnings of foreign subsidiaries as of March 31, 2017 were reinvested to fund our international operations.  If in the future we decide to repatriate earnings to the United States, the Company may be required to pay taxes on these amounts based on applicable United States tax law, which could reduce the liquidity of the Company at that time.
We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements or guarantees of third-party financial obligations. As of March 31, 2017, we have no energy, commodity, or foreign currency derivative contracts.
Cash Flow Activity
As of March 31, 2017, we had cash and cash equivalents of $149.7 million, an increase of $30.0 million from cash and cash equivalents of $119.7 million at December 31, 2016. The following table provides a summary of our cash flow activity:

	Three Months Ended March 31,
Dollars in thousands	2017	2016
Operating activities	$(27,585)	$(15,715)
Investing activities	(14,405)	(7,835)
Financing activities	71,987	(2,317)
Net change in cash and cash equivalents	$29,997	$(25,867)
Operating Activities
Cash flows from operating activities were a use of $27.6 million for the three months ended March 31, 2017 compared with a use of $15.7 million for the three months ended March 31, 2016. Cash flows from operating activities in each period were largely impacted by our earnings and changes in working capital. Changes in working capital were a use of cash of $21.8 million for the three months ended March 31, 2017 compared with a use of cash of $18.7 million for the three months ended March 31, 2016. In addition to the impact of earnings and working capital changes cash flows from operating activities in each period were impacted by non-cash charges such as depreciation expense, losses on asset sales, deferred tax expenses and benefits, stock-based awards activity, and amortization of debt issuance costs.
Historically, we have reinvested a substantial portion of our operating cash flows to enhance our fleet of drilling rigs and our rental tools equipment inventory. It is our long term intention to utilize our operating cash flows to fund maintenance and growth of our rental tool assets and drilling rigs; however, given the decline in demand in the oil and natural gas services market over the past few years, our short-term focus is to preserve liquidity by managing our costs and capital expenditures. While our 2017 first quarter results reflect the impact of the industry downturn, we are beginning to see recovery in the market that is expected to shift working capital into a use of cash and drive increased capital spending as we pursue attractive investment opportunities.
Investing Activities
Cash flows from investing activities were a use of $14.4 million for the three months ended March 31, 2017 compared with a use of $7.8 million for the three months ended March 31, 2016. Our primary use of cash during the three months ended March 31, 2017 and 2016 was $14.5 million and $7.9 million, respectively, for capital expenditures. Capital expenditures in each period were primarily for tubular and other products for our Rental Tools Services business and rig-related maintenance.

Financing Activities
Cash flows from financing activities were a source of $72.0 million for the three months ended March 31, 2017, primarily related to the issuances of common and Convertible Preferred Stock, which yielded combined proceeds of $72.3 million, net of underwriting discount and offering expenses. For the 2016 comparable period, cash flows from financing activities were a use of $2.3 million primarily due to payment of $2.0 million of the contingent consideration related to the acquisition of a business in April 2015.
Long-Term Debt Summary
Our principal amount of long-term debt, including current portion, was $576.7 million as of March 31, 2017 which consisted of:
•$360.0 million aggregate principal amount of 6.75% Notes; and
•$225.0 million aggregate principal amount of 7.50% Notes; less
•$8.3 million of unamortized debt issuance costs
6.75% Senior Notes, due July 2022
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
The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the Second Amended and Restated Senior Secured Credit Agreement, as amended from time-to-time (2015 Secured Credit Agreement) and our 7.50% Senior Notes due August 2020 (7.50% Notes, and collectively with the 6.75% Notes, the Senior Notes). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($5.3 million net of amortization as of March 31, 2017) are being amortized over the term of the notes using the effective interest rate method.
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
7.50% Senior Notes, due August 2020
On July 30, 2013, we issued $225.0 million aggregate principal amount of the 7.50% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Net proceeds from the 7.50% Notes offering were primarily used to repay the $125.0 million aggregate principal amount of a term loan used to initially finance the acquisition of ITS in April. 2013, to repay $45.0 million of term loan borrowings under the 2012 Secured Credit Agreement, and for general corporate purposes.
The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($3.0 million, net of amortization as of March 31, 2017) are being amortized over the term of the notes using the effective interest rate method.
We may redeem all or a part of the 7.50% Notes upon appropriate notice, at redemption prices decreasing each year after August 1, 2016 to par beginning August 1, 2018. As of March 31, 2017, the redemption price is 103.75 percent and we have not made any redemptions to date. If we experience certain changes in control, we must offer to repurchase the 7.50% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
2015 Secured Credit Agreement
On January 26, 2015 we entered into the 2015 Secured Credit Agreement, which amended and restated the 2012 Secured Credit Agreement. The 2015 Secured Credit Agreement was originally comprised of a $200.0 million revolving credit facility (Revolver) set to mature on January 26, 2020. Four amendments to the 2015 Secured Credit Agreement have been executed, which have, among other things, reduced the size of the revolver to $100 million, suspended the Leverage Ratio, Consolidated Interest Coverage Ratio, Senior Secured Leverage Ratio, and Asset Coverage Ratio covenants during specific time periods, increased the Applicable Rate for certain higher levels of consolidated leverage to a maximum of 4.00 percent per annum for Eurodollar Rate loans and to a maximum of 3.00 percent per annum for Base Rate loans, established anti-hoarding language restricting our ability to retain more than $50 million in U.S. bank accounts when there are outstanding borrowings under the Revolver, and established a $75 million Junior Lien Debt capacity.
The maximum permitted Senior Secured Leverage Ratio was 2.80:1.00 for the fiscal quarter ending March 31, 2017, decreases to 2.20:1.00 in the second quarter of 2017, to 1.75:1.00 in the third quarter of 2017, and to 1.50:1.00 in the fourth quarter of 2017 and remains at 1.50:1.00 thereafter. The Asset Coverage Ratio, currently at 1.10:1.00, increases to 1.25: 1.00 in the fourth quarter of 2017 and remains at 1.25:1.00 thereafter. The Consolidated Interest Coverage Ratio covenant will be reinstated in the fourth quarter of 2017 with the ratio established at 1.00:1.00, which increases by 0.25 each subsequent quarter until reaching 2.00:1.00 in the fourth quarter of 2018, and remains at 2.00:1.00 thereafter. The Leverage Ratio covenant will be reinstated in the fourth quarter of 2018 with the ratio established at 4.25:1.00.
On February 21, 2017, we executed the fourth Amendment to the 2015 Secured Credit Agreement (the Fourth Amendment) which, among other things, permits the sale and issuance of certain equity interests of the Company, including the Convertible Preferred Stock, and permits the Company to pay dividends on the Convertible Preferred Stock, up to certain aggregate amounts specified therein. The debt issuance costs incurred relating to the fourth amendment were nominal. Debt issuance costs remaining as of March 31, 2017 were $1.1 million which are being amortized through January 2020, on a straight line basis.
Our obligations under the 2015 Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, certain U.S.-based rental equipment of the Company and its subsidiary guarantors and the equity interests of certain of the Company’s subsidiaries. The 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness , liens, restrictions on entry into certain affiliate transactions and payments (including payment of dividends) and maintenance of certain ratios and coverage tests. As of March 31, 2017, we were in compliance with all covenants contained in the 2015 Secured Credit Agreement though our ability to access the full $100 million of the Revolver was restricted to $92.8 million due to $5.8 million in letters of credit outstanding and $1.4 million related to a cap imposed by our Senior Secured Leverage Ratio covenant calculation.
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Revolving loans are available subject to a quarterly asset coverage ratio calculation based on the Orderly Liquidation Value of certain specified rigs including barge rigs in the GOM and land rigs in Alaska, and certain U.S.-based rental equipment of the Company and its subsidiary guarantors and a percentage of eligible domestic accounts receivable. Letters of credit outstanding against the Revolver as of March 31, 2017 totaled $5.8 million. There were no amounts drawn on the Revolver as of March 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the market risk faced by us from that reported in our 2016 Form 10-K. For more information on market risk, see Part II, Item 7A in our 2016 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our 2016 Form 10-K.
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

3.2	—	By-laws of Parker Drilling Company, as amended and restated as of March 9, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 14, 2017).

3.3	—
Certificate of Designations of 7.25% Series A Mandatory Convertible Preferred Stock of Parker Drilling Company, dated February 27, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 27, 2017).

4.1	—	Form of Certificate for the 7.25% Series A Mandatory Convertible Preferred Stock (included as Exhibit A to Exhibit 3.3).

10.1	—
Fourth Amendment to the Second Amended and Restated Credit Agreement, dated February 21, 2017, among Parker Drilling Company, as Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, Barclays Bank PLC, as Documentation Agent, and the other lenders and L/C issuers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K filed on February 27, 2017).

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

PARKER DRILLING COMPANY

Date:	May 4, 2017	By:	/s/ Gary G. Rich
Gary G. Rich Chairman, President and Chief Executive Officer

		By:	/s/ Christopher T. Weber
Christopher T. Weber Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	—
Restated Certificate of Incorporation of Parker Drilling Company, as amended on May 16, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

3.2	—	By-laws of Parker Drilling Company, as amended and restated as of March 9, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 14, 2017).

3.3	—
Certificate of Designations of 7.25% Series A Mandatory Convertible Preferred Stock of Parker Drilling Company, dated February 27, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 27, 2017).

4.1	—	Form of Certificate for the 7.25% Series A Mandatory Convertible Preferred Stock (included as Exhibit A to Exhibit 3.3).

10.1	—
Fourth Amendment to the Second Amended and Restated Credit Agreement, dated February 21, 2017, among Parker Drilling Company, as Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, Barclays Bank PLC, as Documentation Agent, and the other lenders and L/C issuers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K filed on February 27, 2017).

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