Form 10-Q
period 2017-06-30
PARKER DRILLING CO /DE/
filed 2017-08-03
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2017 there were 138,255,177 common shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$146,234	$119,691
Accounts and Notes Receivable, net of allowance for bad debts of $7,912 at June 30, 2017 and $8,259 at December 31, 2016.	120,070	113,231
Rig materials and supplies	35,270	32,354
Other current assets	25,708	21,042
Total current assets	327,282	286,318
Property, plant and equipment, net of accumulated depreciation of $1,312,421 at June 30, 2017 and $1,320,644 at December 31, 2016.	667,042	693,439
Goodwill	6,708	6,708
Intangible assets, net	8,470	9,928
Deferred income taxes	79,152	70,309
Other noncurrent assets	33,452	36,849
Total assets	$1,122,106	$1,103,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	106,303	98,841
Accrued income taxes	5,136	4,080
Total current liabilities	111,439	102,921
Long-term debt, net of unamortized debt issuance costs of $7,867 at June 30, 2017 and $8,674 at December 31, 2016.	577,133	576,326
Other long-term liabilities	12,518	15,836
Deferred tax liability	77,221	69,333
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred Stock, $1.00 par value, 1,942,000 shares authorized, 7.25% Series A Mandatory Convertible, 500,000 shares issued and outstanding (none in 2016)	500	—
Common Stock, $0.16 2/3 par value, 280,000,000 shares authorized; 138,251,008 shares issued and outstanding (125,118,365 shares in 2016)	23,026	20,837
Capital in excess of par value	745,145	675,194
Accumulated deficit	(419,749)	(350,052)
Accumulated other comprehensive income (loss)	(5,127)	(6,844)
Total stockholders’ equity	343,795	339,135
Total liabilities and stockholders’ equity	$1,122,106	$1,103,551
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$109,607	$105,287	$207,878	$235,790
Expenses:
Operating expenses	89,641	89,195	175,455	197,312
Depreciation and amortization	30,982	36,317	63,184	72,131
	120,623	125,512	238,639	269,443
Total operating gross margin (loss)	(11,016)	(20,225)	(30,761)	(33,653)
General and administrative expense	(6,503)	(7,995)	(13,543)	(17,776)
Gain (loss) on disposition of assets, net	(113)	(2)	(465)	(62)
Total operating income (loss)	(17,632)	(28,222)	(44,769)	(51,491)
Other income (expense):
Interest expense	(11,095)	(12,187)	(21,965)	(23,749)
Interest income	22	32	32	39
Other	560	(358)	1,090	2,127
Total other income (expense)	(10,513)	(12,513)	(20,843)	(21,583)
Income (loss) before income taxes	(28,145)	(40,735)	(65,612)	(73,074)
Income tax expense (benefit)	1,743	(913)	4,085	62,583
Net income (loss)	(29,888)	(39,822)	(69,697)	(135,657)
Less: Mandatory convertible preferred stock dividend	1,239	—	1,239	—
Net income (loss) available to common stockholders	$(31,127)	$(39,822)	$(70,936)	$(135,657)

Basic income (loss) per common share	$(0.23)	$(0.32)	$(0.53)	$(1.10)
Diluted income (loss) per common share	$(0.23)	$(0.32)	$(0.53)	$(1.10)

Number of common shares used in computing earnings per share:
Basic	137,833,318	124,101,349	134,009,168	123,595,793
Diluted	137,833,318	124,101,349	134,009,168	123,595,793

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Comprehensive income (loss):
Net income (loss)	$(29,888)	$(39,822)	$(69,697)	$(135,657)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	185	(307)	268	195
Currency translation difference on foreign currency net investments	686	(2,228)	1,449	(3,766)
Total other comprehensive income (loss), net of tax:	871	(2,535)	1,717	(3,571)
Comprehensive income (loss)	(29,017)	(42,357)	(67,980)	(139,228)

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(69,697)	$(135,657)
Adjustments to reconcile net income (loss)
Depreciation and amortization	63,184	72,131
Accretion of contingent consideration	—	419
(Gain) loss on debt modification	—	1,088
(Gain) loss on disposition of assets	465	62
Deferred income tax expense (benefit)	(934)	59,305
Excess tax benefit (expense) from stock-based compensation	—	(1,617)
Expenses not requiring cash	4,948	(4,409)
Change in assets and liabilities:
Accounts and notes receivable	(6,853)	22,319
Other assets	(1,722)	(2,992)
Accounts payable and accrued liabilities	(8,235)	(6,862)
Accrued income taxes	1,276	(3,985)
Net cash provided by (used in) operating activities	(17,568)	(198)

Cash flows from investing activities:
Capital expenditures	(26,559)	(16,257)
Proceeds from the sale of assets	185	1,387
Net cash provided by (used in) investing activities	(26,374)	(14,870)

Cash flows from financing activities:
Payment for noncontrolling interest	—	(3,375)
Payments of contingent consideration	—	(6,000)
Proceeds from the issuance of common stock	25,200	—
Proceeds from the issuance of mandatory convertible preferred stock	50,000	—
Payment of equity issuance costs	(2,864)	—
Mandatory convertible preferred stock dividend	(1,239)	—
Shares surrendered in lieu of tax	(612)	(817)
Net cash provided by (used in) financing activities	70,485	(10,192)

Net increase (decrease) in cash and cash equivalents	26,543	(25,260)
Cash and cash equivalents, beginning of year	119,691	134,294
Cash and cash equivalents, end of period	$146,234	$109,034

Supplemental cash flow information:
Interest paid	$20,588	$20,588
Income taxes paid	$4,262	$9,672
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and Shares in Thousands)
(Unaudited)

	Shares	Preferred Stock	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2016	125,118	$—	$21,007	$(170)	$675,194	$(350,052)	$(6,844)	$339,135
Activity in employees’ stock plans	1,133	—	189	—	(864)	—	—	(675)
Amortization of stock-based awards	—	—	—	—	2,218	—	—	2,218
Issuance of common stock	12,000	—	2,000	—	22,059	—	—	24,059
Issuance of mandatory convertible preferred stock	500	500	—	—	47,777	—	—	48,277
Mandatory convertible preferred stock dividend	—	—	—	—	(1,239)	—	—	(1,239)
Comprehensive Income:		—
Net income (loss)	—	—	—	—	—	(69,697)	—	(69,697)
Other comprehensive income (loss)	—	—	—	—	—	—	1,717	1,717
Balances, June 30, 2017	138,751	$500	$23,196	$(170)	$745,145	$(419,749)	$(5,127)	$343,795
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 1 - General
The Consolidated Condensed Financial Statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 are unaudited. In the opinion of Parker Drilling Company (Parker Drilling or the Company), these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and stockholders’ equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Reimbursable Revenues — The Company recognizes reimbursements received for out-of-pocket expenses incurred as revenues and accounts for out-of-pocket expenses as direct operating costs. Such amounts totaled $15.2 million and $18.9 million for the three months ended June 30, 2017 and 2016, respectively, and $30.5 million and $37.9 million for the six months ended June 30, 2017 and 2016, respectively. Additionally, the Company typically receives a nominal handling fee, which is recognized as earned in revenues in our consolidated statement of operations.
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
Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and natural gas companies. We generally do not require collateral on our trade receivables. We depend on a limited number of significant customers. Our largest customer, Exxon Neftegas Limited (ENL), constituted approximately 34.0 percent of our consolidated revenues for the six months ended June 30, 2017. Excluding reimbursable revenues of $27.0 million, ENL constituted approximately 24.6 percent of our total consolidated revenues for the six months ended June 30, 2017. Our second largest customer, BP Exploration Alaska, Inc. (BP), constituted approximately 10.5 percent of our consolidated revenues for the six months ended June 30, 2017.
At June 30, 2017 and December 31, 2016, we had deposits in domestic banks in excess of federally insured limits of approximately $106.3 million and $81.4 million, respectively. In addition, we had uninsured deposits in foreign banks as of June 30, 2017 and December 31, 2016 of $40.4 million and $39.7 million, respectively.

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
All of the Company’s goodwill and intangible assets are allocated to the International Rental Tools segment.
Goodwill
The change in the carrying amount of goodwill for the period ended June 30, 2017 is as follows:

Dollars in thousands	Goodwill
Balance at December 31, 2016	$6,708
Additions	—
Balance at June 30, 2017	$6,708
Of the total amount of goodwill recognized, zero is expected to be deductible for income tax purposes.

Intangible Assets
Intangible Assets consist of the following:

		Balance at June 30, 2017
Dollars in thousands	Estimated Useful Life (Years)	Gross Carrying Amount	Write-off Due to Disposal	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Developed technology	6	$11,630	$—	$(4,362)	$7,268
Customer relationships	3	5,400	(264)	(5,136)	—
Trade names	5	4,940	(332)	(3,406)	1,202
Total amortized intangible assets		$21,970	$(596)	$(12,904)	$8,470
Amortization expense was $1.5 million and $2.0 million for the six months ended June 30, 2017 and 2016, respectively.
Our remaining intangibles amortization expense for the next five years is presented below:

Dollars in thousands	Expected future intangible amortization expense
2017	$1,343
2018	$2,306
2019	$2,306
2020	$2,030
2021	$485
Note 3 - Earnings (Loss) Per Share (EPS)
Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. The effects of dilutive securities, stock options, unvested restricted stock, convertible debt and equity are included in the diluted EPS calculation, when applicable.
The following table represents the computation of earnings per share for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30, 2017
	Net Income (Loss) Available to Common Stockholders (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings (loss) per common share	$(31,127,000)	137,833,318	$(0.23)
Effect of dilutive securities:
Restricted stock units (1)	—	—	—
Mandatory convertible preferred stock (2)	—	—	—
Diluted earnings (loss) per common share	$(31,127,000)	137,833,318	$(0.23)

	Six Months Ended June 30, 2017
	Income/(Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings (loss) per common share	$(70,936,000)	134,009,168	$(0.53)
Effect of dilutive securities:
Restricted stock units (1)	—	—	—
Mandatory convertible preferred stock (2)	—	—	—
Diluted earnings (loss) per common share	$(70,936,000)	134,009,168	$(0.53)

	Three Months Ended June 30, 2016
	Net Income (Loss) Available to Common Stockholders (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings (loss) per common share	$(39,822,000)	124,101,349	$(0.32)
Effect of dilutive securities:
Restricted stock units (1)	—	—	—
Diluted earnings (loss) per common share	$(39,822,000)	124,101,349	$(0.32)

	Six Months Ended June 30, 2016
	Income/(Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings (loss) per common share	$(135,657,000)	123,595,793	$(1.10)
Effect of dilutive securities:
Restricted stock units (1)	—	—	—
Diluted earnings (loss) per common share	$(135,657,000)	123,595,793	$(1.10)

(1)    For the three and six months ended June 30, 2017 and 2016, respectively, all common shares potentially issuable in connection with outstanding restricted stock unit awards have been excluded from the calculation of diluted EPS as the company incurred losses during the periods, therefore, inclusion of such potential common shares would be anti-dilutive.

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
On May 9, 2017, our board of directors declared a cash dividend of $2.4771 per share of our Convertible Preferred Stock for the period from and including February 22, 2017 through and including June 29, 2017, which was paid on June 30, 2017 to mandatory convertible preferred shareholders of record as of June 15, 2017. On August 3, 2017, the Audit Committee, on behalf of our board of directors, declared a cash dividend of $1.8125 per share of our Convertible Preferred Stock for the period from and including June 30, 2017 through and including September 29, 2017, which is scheduled to be paid on September 30, 2017 to mandatory convertible preferred shareholders of record as of September 15, 2017.

Note 5 - Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss consisted of the following:

Dollars in thousands	Foreign Currency Items
December 31, 2016	$(6,844)
Current period other comprehensive income (loss)	1,717
June 30, 2017	$(5,127)
There were no amounts reclassified out of accumulated other comprehensive loss for the three months ended June 30, 2017.
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
U.S. (Lower 48) Drilling
Our U.S. (Lower 48) Drilling segment provides drilling services with our Gulf of Mexico (GOM) barge drilling rig fleet, and markets our U.S. (Lower 48) Drilling-based O&M services. Our GOM barge drilling fleet operates barge rigs that drill for oil and natural gas in shallow waters in and along the inland waterways and coasts of Louisiana, Alabama and Texas. The majority of these wells are drilled in shallow water depths ranging from 6 to 12 feet. Our rigs are suitable for a variety of drilling programs, from inland coastal waters requiring shallow draft barges, to open water drilling on both state and federal water projects requiring more robust capabilities. The barge drilling industry in the GOM is characterized by cyclical activity where utilization and dayrates are typically driven by oil and natural gas prices and our customers’ access to project financing. Contract terms typically consist of well-to-well and multi-well programs, most commonly ranging from 20 to 180 days.
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
The following table represents the results of operations by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2017	2016	2017	2016
Revenues: (1)
Drilling Services:
U.S. (Lower 48) Drilling	$5,042	$1,065	$6,257	$3,150
International & Alaska Drilling	60,669	71,926	123,881	160,545
Total Drilling Services	65,711	72,991	130,138	163,695
Rental Tools Services:
U.S. Rental Tools	29,704	17,961	49,936	40,516
International Rental Tools	14,192	14,335	27,804	31,579
Total Rental Tools Services	43,896	32,296	77,740	72,095
Total revenues	109,607	105,287	207,878	235,790
Operating gross margin: (2)
Drilling Services:
U.S. (Lower 48) Drilling	(4,528)	(9,011)	(11,761)	(17,571)
International & Alaska Drilling	(2,788)	3,196	(4,555)	8,274
Total Drilling Services	(7,316)	(5,815)	(16,316)	(9,297)
Rental Tools Services:
U.S. Rental Tools	2,988	(5,472)	(798)	(9,422)
International Rental Tools	(6,688)	(8,938)	(13,647)	(14,934)
Total Rental Tools Services	(3,700)	(14,410)	(14,445)	(24,356)
Total operating gross margin	(11,016)	(20,225)	(30,761)	(33,653)
General and administrative expense	(6,503)	(7,995)	(13,543)	(17,776)
Gain (loss) on disposition of assets, net	(113)	(2)	(465)	(62)
Total operating income (loss)	(17,632)	(28,222)	(44,769)	(51,491)
Interest expense	(11,095)	(12,187)	(21,965)	(23,749)
Interest income	22	32	32	39
Other income (loss)	560	(358)	1,090	2,127
Income (loss) from continuing operations before income taxes	$(28,145)	$(40,735)	$(65,612)	$(73,074)

(1)For the six months ended June 30, 2017, our largest customer, ENL, constituted approximately 34.0 percent of our total consolidated revenues and approximately 57.0 percent of our International & Alaska Drilling segment revenues. Excluding reimbursable revenues of $27.0 million, ENL constituted approximately 24.6 percent of our total consolidated revenues and approximately 46.7 percent of our International & Alaska Drilling segment revenues. Our second largest customer, BP, constituted 10.5 percent of our total consolidated revenues and approximately 17.6 percent of our International & Alaska Drilling segment revenues.
For the six months ended June 30, 2016, our largest customer, ENL, constituted approximately 39.8 percent of our total consolidated revenues and approximately 58.4 percent of our International & Alaska Drilling segment revenues. Excluding reimbursable revenues of $36.9 million, ENL constituted approximately 28.7 percent of our total consolidated revenues and approximately 46.4 percent of our International & Alaska Drilling segment revenues.

(2)Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
Note 7 - Accounting for Uncertainty in Income Taxes
We apply the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At June 30, 2017, we had a liability for unrecognized tax benefits of $5.2 million, primarily related to foreign operations, $4.7 million of which would favorably impact our effective tax rate upon recognition. At December 31, 2016, we had a liability for unrecognized tax benefits of $4.6 million, all of which would favorably impact our effective tax rate upon recognition, and for which no payments were made in 2016. In addition, we recognize interest and penalties that could be applied to uncertain tax positions in periodic income tax expense. As of June 30, 2017 and December 31, 2016, we had approximately $2.1 million and $1.9 million, respectively, of accrued interest and penalties related to uncertain tax positions.
Note 8 - Income Tax Expense (Benefit)
During the second quarter of 2017, we had income tax expense of $1.7 million compared with income tax benefit of $0.9 million during the second quarter of 2016. Despite the pre-tax loss for the second quarter of 2017, we recognized income tax expense due to the jurisdictional mix of income and loss during the quarter, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances.
Note 9 - Long-Term Debt
The following table illustrates the Company’s current debt portfolio as of June 30, 2017 and December 31, 2016:

Dollars in thousands	June 30, 2017	December 31, 2016
6.75% Senior Notes, due July 2022	$360,000	$360,000
7.50% Senior Notes, due August 2020	225,000	225,000
Total principal	585,000	585,000
Less: unamortized debt issuance costs	(7,867)	(8,674)
Total long-term debt	$577,133	$576,326
6.75% Senior Notes, due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of 6.75% Senior Notes due July 2022 (6.75% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the Second Amended and Restated Senior Secured Credit Agreement, as amended from time-to-time (2015 Secured Credit Agreement) and our 7.50% Senior Notes, due August 2020 (7.50% Notes, and collectively with the 6.75% Notes, the Senior Notes). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($5.0 million net of amortization as of June 30, 2017) are being amortized over the term of the notes using the effective interest rate method.
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

7.50% Senior Notes, due August 2020
On July 30, 2013, we issued $225.0 million aggregate principal amount of the 7.50% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($2.8 million, net of amortization as of June 30, 2017) are being amortized over the term of the notes using the effective interest rate method.
We may redeem all or a part of the 7.50% Notes upon appropriate notice, at redemption prices decreasing each year after August 1, 2016 to par beginning August 1, 2018. As of June 30, 2017, the redemption price is 103.75 percent and we have not made any redemptions to date. If we experience certain changes in control, we must offer to repurchase the 7.50% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
2015 Secured Credit Agreement
On January 26, 2015 we entered into the 2015 Secured Credit Agreement. The 2015 Secured Credit Agreement was originally comprised of a $200.0 million revolving credit facility (Revolver) set to mature on January 26, 2020. Four amendments to the 2015 Secured Credit Agreement have been executed, which have, among other things, reduced the size of the revolver to $100 million, suspended the Leverage Ratio, Consolidated Interest Coverage Ratio, Senior Secured Leverage Ratio, and Asset Coverage Ratio covenants during specific time periods, increased the Applicable Rate for certain higher levels of consolidated leverage to a maximum of 4.00 percent per annum for Eurodollar Rate loans and to a maximum of 3.00 percent per annum for Base Rate loans, established anti-hoarding language restricting our ability to retain more than $50 million in U.S. bank accounts when there are outstanding borrowings under the Revolver, and established a $75 million Junior Lien Debt capacity.
The maximum permitted Senior Secured Leverage Ratio was 2.20:1.00 for the fiscal quarter ending June 30, 2017, decreases to 1.75:1.00 in the third quarter of 2017, and to 1.50:1.00 in the fourth quarter of 2017 and remains at 1.50:1.00 thereafter. The Asset Coverage Ratio covenant, currently at 1.10:1.00, increases to 1.25: 1.00 in the fourth quarter of 2017 and remains at 1.25:1.00 thereafter. The Consolidated Interest Coverage Ratio covenant will be reinstated in the fourth quarter of 2017 with the ratio established at 1.00:1.00, which increases by 0.25 each subsequent quarter until reaching 2.00:1.00 in the fourth quarter of 2018, and remains at 2.00:1.00 thereafter. The Leverage Ratio covenant will be reinstated in the fourth quarter of 2018 with the ratio established at 4.25:1.00.
On February 21, 2017, we executed the fourth amendment to the 2015 Secured Credit Agreement (the Fourth Amendment) which, among other things, permits the sale and issuance of certain equity interests of the Company, including the Convertible Preferred Stock, and permits the Company to pay dividends on the Convertible Preferred Stock, up to certain aggregate amounts specified therein. The debt issuance costs incurred relating to the Fourth Amendment were nominal. Debt issuance costs remaining as of June 30, 2017 were $1.0 million which are being amortized through January 2020 on a straight line basis.
Our obligations under the 2015 Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, certain U.S.-based rental equipment of the Company and its subsidiary guarantors and the equity interests of certain of the Company’s subsidiaries. The 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness, liens, restrictions on entry into certain affiliate transactions and payments (including payment of dividends) and maintenance of certain ratios and coverage tests. As of June 30, 2017, we were in compliance with all covenants contained in the 2015 Secured Credit Agreement though our ability to access the full $100 million of the Revolver was restricted to $82.3 million due to $5.8 million in letters of credit outstanding and $11.9 million related to a cap imposed by our Senior Secured Leverage Ratio covenant calculation.
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Revolving loans are available subject to a quarterly asset coverage ratio calculation based on the Orderly Liquidation Value of certain specified rigs including barge rigs in the GOM and land rigs in Alaska, and certain U.S.-based rental equipment of the Company and its subsidiary guarantors and a percentage of eligible domestic accounts receivable. Letters of credit outstanding against the Revolver as of June 30, 2017 totaled $5.8 million. There were no amounts drawn on the Revolver as of June 30, 2017.
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
Fair value of our debt instruments is determined using Level 2 inputs. Fair values and related carrying values of our debt instruments were as follows for the periods indicated:

	June 30, 2017		December 31, 2016
Dollars in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt
6.75% Notes	$360,000	$274,500	$360,000	$311,400
7.50% Notes	225,000	196,313	225,000	201,375
Total principal	$585,000	$470,813	$585,000	$512,775
Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the six months ended June 30, 2017.
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

•
Cash flow presentation of excess tax benefits and certain tax deficiencies - We adopted this change retrospectively. Tax related cash flows from share based payments are to be presented as operating activities in the statement of cash flows. Consequently, activity of $1.6 million for the six month period ended June 30, 2016, recorded through equity, has been reclassified from financing activities to operating activities in the statement of cash flows.

•
Accounting for forfeitures - We have made an entity-wide accounting policy election to continue to estimate forfeitures and adjust the estimate when it is likely to change. This election does not change our current policy and, accordingly, there is no impact on our consolidated statements of financial position, results of operations or cash flows.

•
Cash paid to a tax authority when shares are withheld to satisfy the employer’s statutory income tax withholding obligation - We adopted this change retrospectively. The activity is now required to be presented as financing activities in the statement of cash flows. For the six-month period ended June 30, 2016, we have reclassified $0.8 million from operating activities to financing activities.

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
We are providing unaudited consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of June 30, 2017 and December 31, 2016 and for the six months ended June 30, 2017 and 2016, respectively. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	June 30, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$89,006	$16,558	$40,670	$—	$146,234
Accounts and notes receivable, net	—	29,544	90,526	—	120,070
Rig materials and supplies	—	(4,813)	40,083	—	35,270
Other current assets	—	8,723	16,985	—	25,708
Total current assets	89,006	50,012	188,264	—	327,282
Property, plant and equipment, net	(19)	454,594	212,467	—	667,042
Goodwill	—	6,708	—	—	6,708
Intangible assets, net	—	8,281	189	—	8,470
Investment in subsidiaries and intercompany advances	2,950,669	2,947,916	3,804,358	(9,702,943)	—
Other noncurrent assets	(168,681)	222,237	539,876	(480,828)	112,604
Total assets	$2,870,975	$3,689,748	$4,745,154	$(10,183,771)	$1,122,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$(47,834)	$190,474	$581,140	$(617,477)	$106,303
Accrued income taxes	69,506	(49,988)	(14,382)	—	5,136
Total current liabilities	21,672	140,486	566,758	(617,477)	111,439
Long-term debt, net	577,133	—	—	—	577,133
Other long-term liabilities	2,867	5,779	3,872	—	12,518
Deferred tax liability	77,221	—	—	—	77,221
Intercompany payables	1,846,121	1,452,085	2,281,438	(5,579,644)	—
Total liabilities	2,525,014	1,598,350	2,852,068	(6,197,121)	778,311
Total equity	345,961	2,091,398	1,893,086	(3,986,650)	343,795
Total liabilities and stockholders’ equity	$2,870,975	$3,689,748	$4,745,154	$(10,183,771)	$1,122,106

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$41,490	$85,028	$(16,911)	$109,607
Operating expenses	—	25,327	81,225	(16,911)	89,641
Depreciation and amortization	—	20,270	10,712	—	30,982
Total operating gross margin (loss)	—	(4,107)	(6,909)	—	(11,016)
General and administrative expense (1)	(69)	(6,303)	(131)	—	(6,503)
Gain (loss) on disposition of assets, net	—	(26)	(87)	—	(113)
Total operating income (loss)	(69)	(10,436)	(7,127)	—	(17,632)
Other income (expense):
Interest expense	(11,809)	(41)	(2,070)	2,825	(11,095)
Interest income	184	179	2,484	(2,825)	22
Other	—	15	545	—	560
Equity in net earnings of subsidiaries	(15,823)	—	—	15,823	—
Total other income (expense)	(27,448)	153	959	15,823	(10,513)
Income (loss) before income taxes	(27,517)	(10,283)	(6,168)	15,823	(28,145)
Total income tax expense (benefit)	2,371	(1,585)	957	—	1,743
Net income (loss)	$(29,888)	$(8,698)	$(7,125)	$15,823	$(29,888)
Less: Mandatory convertible preferred stock dividend	$1,239	$—	$—	$—	$1,239
Net income (loss) available to common stockholders	$(31,127)	$(8,698)	$(7,125)	$15,823	$(31,127)

(1) General and administrative expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$34,586	$88,895	$(18,194)	$105,287
Operating expenses	—	25,577	81,812	(18,194)	89,195
Depreciation and amortization	—	23,314	13,003	—	36,317
Total operating gross margin (loss)	—	(14,305)	(5,920)	—	(20,225)
General and administrative expense (1)	(113)	(7,828)	(54)	—	(7,995)
Gain (loss) on disposition of assets, net	—	209	(211)	—	(2)
Total operating income (loss)	(113)	(21,924)	(6,185)	—	(28,222)
Other income (expense):
Interest expense	(12,896)	(44)	(2,290)	3,043	(12,187)
Interest income	191	180	2,704	(3,043)	32
Other	—	(11)	(347)	—	(358)
Equity in net earnings of subsidiaries	(24,568)	—	—	24,568	—
Total other income (expense)	(37,273)	125	67	24,568	(12,513)
Income (loss) before income taxes	(37,386)	(21,799)	(6,118)	24,568	(40,735)
Income tax expense (benefit)	2,438	(5,297)	1,946	—	(913)
Net income (loss)	(39,824)	(16,502)	(8,064)	24,568	(39,822)

(1) General and administrative expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$69,383	$173,265	$(34,770)	$207,878
Operating expenses	—	46,277	163,948	(34,770)	175,455
Depreciation and amortization	—	41,458	21,726	—	63,184
Total operating gross margin (loss)	—	(18,352)	(12,409)	—	(30,761)
General and administrative expense (1)	(147)	(13,173)	(223)	—	(13,543)
Gain (loss) on disposition of assets, net	—	(242)	(223)	—	(465)
Total operating income (loss)	(147)	(31,767)	(12,855)	—	(44,769)
Other income (expense):
Interest expense	(23,478)	(85)	(4,013)	5,611	(21,965)
Interest income	332	357	4,954	(5,611)	32
Other	—	47	1,043	—	1,090
Equity in net earnings of subsidiaries	(37,602)	—	—	37,602	—
Total other income (expense)	(60,748)	319	1,984	37,602	(20,843)
Income (loss) before income taxes	(60,895)	(31,448)	(10,871)	37,602	(65,612)
Total income tax expense (benefit)	8,801	(7,161)	2,445	—	4,085
Net income (loss)	(69,696)	(24,287)	(13,316)	37,602	(69,697)
Less: Mandatory convertible preferred stock dividend	1,239	—	—	—	1,239
Net income (loss) available to common stockholders	$(70,935)	$(24,287)	$(13,316)	$37,602	$(70,936)

(1) General and administrative expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$81,968	$195,372	$(41,550)	$235,790
Operating expenses	—	58,413	180,449	(41,550)	197,312
Depreciation and amortization	—	46,439	25,692	—	72,131
Total operating gross margin (loss)	—	(22,884)	(10,769)	—	(33,653)
General and administrative expense (1)	(200)	(17,440)	(136)	—	(17,776)
Gain (loss) on disposition of assets, net	—	153	(215)	—	(62)
Total operating income (loss)	(200)	(40,171)	(11,120)	—	(51,491)
Other income (expense):
Interest expense	(24,752)	(481)	(5,150)	6,634	(23,749)
Interest income	395	359	5,919	(6,634)	39
Other	—	473	1,654	—	2,127
Equity in net earnings of subsidiaries	(40,793)	—	—	40,793	—
Total other income (expense)	(65,150)	351	2,423	40,793	(21,583)
Income (loss) before income taxes	(65,350)	(39,820)	(8,697)	40,793	(73,074)
Income tax expense (benefit)	70,307	(9,004)	1,280	—	62,583
Net income (loss)	(135,657)	(30,816)	(9,977)	40,793	(135,657)

(1) General and administrative expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(29,888)	$(8,698)	$(7,125)	$15,823	$(29,888)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	185	—	185
Currency translation difference on foreign currency net investments	—	—	686	—	686
Total other comprehensive income (loss), net of tax:	—	—	871	—	871
Comprehensive income (loss)	$(29,888)	$(8,698)	$(6,254)	$15,823	$(29,017)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(39,824)	$(16,502)	$(8,064)	$24,568	$(39,822)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	(307)	—	(307)
Currency translation difference on foreign currency net investments	—	—	(2,228)	—	(2,228)
Total other comprehensive income (loss), net of tax:	—	—	(2,535)	—	(2,535)
Comprehensive income (loss)	(39,824)	(16,502)	(10,599)	24,568	(42,357)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(69,696)	$(24,287)	$(13,316)	$37,602	$(69,697)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	268	—	268
Currency translation difference on foreign currency net investments	—	—	1,449	—	1,449
Total other comprehensive income (loss), net of tax:	—	—	1,717	—	1,717
Comprehensive income (loss)	$(69,696)	$(24,287)	$(11,599)	$37,602	$(67,980)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(135,657)	$(30,816)	$(9,977)	$40,793	$(135,657)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	195	—	195
Currency translation difference on foreign currency net investments	—	—	(3,766)	—	(3,766)
Total other comprehensive income (loss), net of tax:	—	—	(3,571)	—	(3,571)
Comprehensive income (loss)	(135,657)	(30,816)	(13,548)	40,793	(139,228)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(69,696)	$(24,287)	$(13,316)	$37,602	$(69,697)
Adjustments to reconcile net income (loss):
Depreciation and amortization	—	41,458	21,726	—	63,184
(Gain) loss on disposition of assets	—	242	223	—	465
Deferred income tax expense (benefit)	(10,359)	8,943	482	—	(934)
Expenses not requiring cash	3,154	120	1,674	—	4,948
Equity in net earnings of subsidiaries	37,602	—	—	(37,602)	—
Change in assets and liabilities:
Accounts and notes receivable	—	(13,787)	6,934	—	(6,853)
Other assets	(50,315)	32,013	16,580	—	(1,722)
Accounts payable and accrued liabilities	(37,753)	29,831	(313)	—	(8,235)
Accrued income taxes	71,942	(54,000)	(16,666)	—	1,276
Net cash provided by (used in) operating activities	(55,425)	20,533	17,324	—	(17,568)

Cash flows from investing activities:
Capital expenditures	—	(18,726)	(7,833)	—	(26,559)
Proceeds from the sale of assets	—	25	160	—	185
Net cash provided by (used in) investing activities	—	(18,701)	(7,673)	—	(26,374)

Cash flows from financing activities:
Proceeds from the issuance of common stock	25,200	—	—	—	25,200
Proceeds from the issuance of mandatory convertible preferred stock	50,000	—	—	—	50,000
Payment of equity issuance costs	(2,864)	—	—	—	(2,864)
Mandatory convertible preferred stock dividend	(1,239)	—	—	—	(1,239)
Shares surrendered in lieu of tax	(612)	—	—	—	(612)
Intercompany advances, net	8,946	361	(9,307)	—	—
Net cash provided by (used in) financing activities	79,431	361	(9,307)	—	70,485

Net increase (decrease) in cash and cash equivalents	24,006	2,193	344	—	26,543
Cash and cash equivalents, beginning of year	65,000	14,365	40,326	—	119,691
Cash and cash equivalents, end of period	$89,006	$16,558	$40,670	$—	$146,234

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(135,657)	$(30,816)	$(9,977)	$40,793	$(135,657)
Adjustments to reconcile net income (loss)
Depreciation and amortization	—	46,439	25,692	—	72,131
Accretion of contingent consideration	—	419	—	—	419
(Gain) loss on debt modification	1,088	—	—	—	1,088
(Gain) loss on disposition of assets	—	(153)	215	—	62
Deferred income tax expense (benefit)	49,167	9,569	569	—	59,305
Excess tax benefit (expense) from stock-based compensation	(1,617)	—	—	—	(1,617)
Expenses not requiring cash	3,510	(282)	(7,637)	—	(4,409)
Equity in net earnings of subsidiaries	40,793	—	—	(40,793)	—
Change in assets and liabilities:
Accounts and notes receivable	—	7,755	14,564	—	22,319
Other assets	(103,035)	102,496	(2,453)	—	(2,992)
Accounts payable and accrued liabilities	3,281	(5,737)	(4,406)	—	(6,862)
Accrued income taxes	21,711	(17,830)	(7,866)	—	(3,985)
Net cash provided by (used in) operating activities	(120,759)	111,860	8,701	—	(198)

Cash flows from investing activities:
Capital expenditures	—	(7,499)	(8,758)	—	(16,257)
Proceeds from the sale of assets	—	121	1,266	—	1,387
Net cash provided by (used in) investing activities	—	(7,378)	(7,492)	—	(14,870)

Cash flows from financing activities:
Payment for noncontrolling interest	(3,375)	—	—	—	(3,375)
Payment of contingent consideration	—	(6,000)	—	—	(6,000)
Shares surrendered in lieu of tax	(817)	—	—	—	(817)
Intercompany advances, net	106,246	(100,144)	(6,102)	—	—
Net cash provided by (used in) financing activities	102,054	(106,144)	(6,102)	—	(10,192)

Net increase (decrease) in cash and cash equivalents	(18,705)	(1,662)	(4,893)	—	(25,260)
Cash and cash equivalents, beginning of year	73,985	13,854	46,455	—	134,294
Cash and cash equivalents, end of period	$55,280	$12,192	$41,562	$—	$109,034

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
Historical market indicators are listed below:

	Six Months Ended June 30,
	2017	2016	% Change
Worldwide Rig Count (1)
U.S. (land and offshore)	816	488	67%
International (2)	948	979	(3)%
Commodity Prices (3)
Crude Oil (United Kingdom Brent)	$52.68	41.21	28%
Crude Oil (West Texas Intermediate)	$49.95	39.78	26%
Natural Gas (Henry Hub)	$3.10	2.12	46%
(1) Estimate of drilling activity measured by the average active rig count for the periods indicated - Source: Baker Hughes Incorporated Rig Count.
(2) Excludes Canadian Rig Count.
(3) Average daily commodity prices for the periods indicated based on NYMEX front-month composite energy prices.
Financial Results
Our revenues for the 2017 second quarter increased 4.1 percent to $109.6 million from $105.3 million for the 2016 second quarter. Operating gross margin increased $9.2 million to a loss of $11.0 million for the three months ended June 30, 2017 compared with a loss of $20.2 million for the three months ended June 30, 2016. The second quarter of 2017 was, for the most part, a continuation of many of the trends we saw during the first quarter of 2017. While the overall market for oilfield services remains challenging and pricing is still unfavorable, current activity levels, particularly within U.S. markets, continue to support improvements in business results.
Comparing our 2017 second quarter results with our 2016 second quarter results, the largest contributor to our revenue and operating margin increases was our U.S. Rental Tools segment, where revenues increased 65.0 percent and operating gross margin excluding depreciation and amortization increased 140.4 percent. The increases were primarily driven by higher U.S. land rentals associated with improved customer activity. Our U.S. (Lower 48) Drilling segment revenues also increased meaningfully as utilization increased in the 2017 second quarter compared with the 2016 second quarter. This segment’s operating gross margin excluding depreciation and amortization increased 74.4 percent as it benefited from the increase in revenues and continued impact of cost savings initiatives. Our International & Alaska Drilling segment experienced a 15.6 percent decline in revenues and a 47.8 percent decline in operating gross margins excluding depreciation and amortization. These decreases were driven primarily by a reduction in project services activities and a decline in utilization. Finally, while our International Rental Tools segment revenues were down less than one percent, for the 2017 second quarter compared with the 2016 second quarter, operating gross margin excluding depreciation and amortization increased 42.9 percent as the segment continued to benefit from the impact of organizational efficiency initiatives.
Outlook
Looking forward, we continue to believe that industry conditions are gradually improving, despite recent oil price volatility. We believe that by continuing our operational and financial discipline, we are well-positioned to benefit from an increase in activity while also remaining responsive to any possible retrenchment in activity. For the third quarter, we expect consolidated revenues and gross margin to increase compared to the 2017 second quarter, as we anticipate increases in activity in several markets in which we operate.

In our U.S. (Lower 48) Drilling segment, for the 2017 third quarter we expect utilization to maintain similar levels with the 2017 second quarter. For our International & Alaska Drilling segment, we believe activity has stabilized and third quarter revenues and gross margin should remain in line with the second quarter. We expect to see some improvement in the fourth quarter of 2017 as we begin operations under new contracts awarded in the second quarter of 2017.
In our U.S. Rental Tools segment, we expect further improvement in U.S. land activity, which should continue to lift revenues and gross margin. We also anticipate some benefit from an expected increase in deep water rental volumes. For our International Rental Tools segment, we expect revenues and gross margin to improve in the 2017 third quarter due to increased activity in the Middle East and Latin America.
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
Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016
Revenues increased $4.3 million, or 4.1 percent, to $109.6 million for the three months ended June 30, 2017 compared with revenues of $105.3 million for the three months ended June 30, 2016. Operating gross margin increased $9.2 million to a loss of $11.0 million for the three months ended June 30, 2017 compared with a loss of $20.2 million for the three months ended June 30, 2016.
    The following table presents our operating results for the comparable periods by reportable segment:

	Three Months Ended June 30,
Dollars in Thousands	2017		2016
Revenues:
Drilling Services:
U.S. (Lower 48) Drilling	$5,042	5%	$1,065	1%
International & Alaska Drilling	60,669	55%	71,926	68%
Total Drilling Services	65,711	60%	72,991	69%
Rental Tools Services:
U.S. Rental Tools	29,704	27%	17,961	17%
International Rental Tools	14,192	13%	14,335	14%
Total Rental Tools Services	43,896	40%	32,296	31%
Total revenues	109,607	100%	105,287	100%
Operating gross margin (loss) excluding depreciation and amortization:
Drilling Services:
U.S. (Lower 48) Drilling	(1,025)	(20)%	(3,902)	(366)%
International & Alaska Drilling	9,265	15%	17,816	25%
Total Drilling Services	8,240	13%	13,914	19%
Rental Tools Services:
U.S. Rental Tools	13,731	46%	5,694	32%
International Rental Tools	(2,005)	(14)%	(3,516)	(25)%
Total Rental Tools Services	11,726	27%	2,178	7%
Total operating gross margin (loss) excluding depreciation and amortization	19,966	18%	16,092	15%
Depreciation and amortization	(30,982)		(36,317)
Total operating gross margin (loss)	(11,016)		(20,225)
General and administrative expense	(6,503)		(7,995)
Gain (loss) on disposition of assets, net	(113)		(2)
Total operating income (loss)	$(17,632)		$(28,222)
Operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	U.S. (Lower 48) Drilling	International & Alaska Drilling	U.S. Rental Tools	International Rental Tools	Total
Three Months Ended June 30, 2017
Operating gross margin (loss) (1)	$(4,528)	$(2,788)	$2,988	$(6,688)	$(11,016)
Depreciation and amortization	3,503	12,053	10,743	4,683	30,982
Operating gross margin (loss) excluding depreciation and amortization	$(1,025)	$9,265	$13,731	$(2,005)	$19,966
Three Months Ended June 30, 2016
Operating gross margin (loss) (1)	$(9,011)	$3,196	$(5,472)	$(8,938)	$(20,225)
Depreciation and amortization	5,109	14,620	11,166	5,422	36,317
Operating gross margin (loss) excluding depreciation and amortization	$(3,902)	$17,816	$5,694	$(3,516)	$16,092

(1)	Operating gross margin (loss) is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

The following table presents our average utilization rates and rigs available for service for the three months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,
	2017	2016
U.S. (Lower 48) Drilling
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	19%	5%
International & Alaska Drilling
Eastern Hemisphere
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	31%	38%
Latin America Region
Rigs available for service (1)	7.0	7.0
Utilization rate of rigs available for service (2)	14%	29%
Alaska
Rigs available for service (1)	2.0	2.0
Utilization rate of rigs available for service (2)	100%	100%
Total International & Alaska Drilling
Rigs available for service (1)	22.0	22.0
Utilization rate of rigs available for service (2)	32%	41%

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

Drilling Services Business
U.S. (Lower 48) Drilling
U.S. (Lower 48) Drilling segment revenues increased $3.9 million, to $5.0 million for the second quarter of 2017 compared with revenues of $1.1 million for the second quarter of 2016. The increase was primarily due to higher utilization. Utilization increased to 19.0 percent for the quarter ended June 30, 2017 from 5.0 percent for the quarter ended June 30, 2016.
U.S. (Lower 48) Drilling segment operating gross margin excluding depreciation and amortization improved $2.9 million, or 74.4 percent, to a loss of $1.0 million for the second quarter of 2017 compared with a loss of $3.9 million for the second quarter of 2016. The improvement was primarily due to the increase in revenues discussed above.
International & Alaska Drilling
International & Alaska Drilling segment revenues decreased $11.2 million, or 15.6 percent, to $60.7 million for the second quarter of 2017 compared with $71.9 million for the second quarter of 2016.
The decrease in revenues was primarily due to the following:

•	a decrease of $7.5 million in revenues related to our project services activities;

•	a decrease of $3.8 million in revenues from reimbursable costs (“reimbursable revenues”), which decreased revenues but had a minimal impact on operating margins;

•	a decrease of $1.9 million in revenues earned from mobilization and demobilization activities; and

•
a decrease of $1.2 million, excluding reimbursable revenues, resulting from decreased utilization for Company-owned rigs. Utilization for the segment decreased to 32.0 percent for the quarter ended June 30, 2017 from 41.0 percent for the quarter ended June 30, 2016. The decline in utilization was primarily due to the reduction in customer activity as a result of the continued impact of the decline in oil prices.

The decreases were partially offset by an increase of $4.2 million primarily related to an increase in average revenues per day associated with our O&M activities for the Hibernia platform located off the Atlantic Coast of Canada.
International & Alaska Drilling segment operating gross margin excluding depreciation and amortization decreased $8.5 million, or 47.8 percent, to $9.3 million for the second quarter of 2017 compared with $17.8 million for the second quarter of 2016. The decrease in operating gross margin excluding depreciation and amortization was primarily due to the decrease in our project services activities discussed above as well as the impact of decreased utilization for Company-owned rigs.
Rental Tools Services Business
U.S. Rental Tools
U.S. Rental Tools segment revenues increased $11.7 million, or 65.0 percent, to $29.7 million for the second quarter of 2017 compared with $18.0 million for the second quarter of 2016. The increase was primarily driven by an increase in U.S. land rentals due to improved customer activity, partially offset by a decline in offshore GOM rental revenues.
U.S. Rental Tools segment operating gross margin excluding depreciation and amortization increased $8.0 million, or 140.4 percent, to $13.7 million for the second quarter of 2017 compared with $5.7 million for the second quarter of 2016. The increase was primarily due to the increase in revenues discussed above.
International Rental Tools
International Rental Tools segment revenues decreased $0.1 million, or 0.7 percent, to $14.2 million for the second quarter of 2017 compared with $14.3 million for the second quarter of 2016. The decrease was primarily attributable to reduced customer activity impacting offshore rental revenues, partially offset by an increase in onshore rental activity.
International Rental Tools segment operating gross margin excluding depreciation and amortization improved $1.5 million, or 42.9 percent, to a loss of $2.0 million for the second quarter of 2017 compared with a loss of $3.5 million for the second quarter of 2016. The improvement was due to lower operating costs resulting from organizational efficiency initiatives.
Other Financial Data
General and administrative expense
General and administrative expense decreased $1.5 million to $6.5 million for the second quarter of 2017 compared with $8.0 million for the second quarter of 2016 primarily due to a reduction in incentive compensation associated with the departure of the Company’s chief financial officer and reduced overhead costs resulting from organizational efficiency initiatives.
Gain (loss) on disposition of assets
Net losses recognized on asset dispositions were $0.1 million for the second quarter of 2017 compared with a nominal loss for the second quarter of 2016. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Interest income and expense
Interest expense decreased $1.1 million to $11.1 million for the second quarter of 2017 compared with $12.2 million for the second quarter of 2016. The decrease in interest expense was primarily related to the write off of $1.1 million of debt issuance costs during the second quarter of 2016 in conjunction with the execution of an amendment to our revolving credit facility. Interest income during each of the 2017 and 2016 second quarters was nominal.
Other income and expense

Other income and expense was $0.6 million of income for the second quarter of 2017 compared with $0.4 million of expense for the second quarter of 2016. Activity in both periods primarily included the impact of foreign currency fluctuations.
Income tax expense (benefit)
During the second quarter of 2017, we had income tax expense of $1.7 million compared with income tax benefit of $0.9 million during the second quarter of 2016. Despite the pre-tax loss for the second quarter of 2017, we recognized income tax expense due to the jurisdictional mix of income and loss during the period, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances.
Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016
Revenues decreased $27.9 million, or 11.8 percent, to $207.9 million for the six months ended June 30, 2017 compared with revenues of $235.8 million for the six months ended June 30, 2016. Operating gross margin increased $2.9 million to a loss of $30.8 million for the six months ended June 30, 2017 compared with a loss of $33.7 million for the six months ended June 30, 2016.
    The following table presents our operating results for the comparable periods by reportable segment:

	Six Months Ended June 30,
Dollars in Thousands	2017		2016
Revenues:
Drilling Services:
U.S. (Lower 48) Drilling	$6,257	3%	$3,150	1%
International & Alaska Drilling	123,881	60%	160,545	68%
Total Drilling Services	130,138	63%	163,695	69%
Rental Tools Services:
U.S. Rental Tools	49,936	24%	40,516	17%
International Rental Tools	27,804	13%	31,579	14%
Total Rental Tools Services	77,740	37%	72,095	31%
Total revenues	207,878	100%	235,790	100%
Operating gross margin (loss) excluding depreciation and amortization:
Drilling Services:
U.S. (Lower 48) Drilling	(4,010)	(64)%	(7,239)	(230)%
International & Alaska Drilling	20,294	16%	36,710	23%
Total Drilling Services	16,284	13%	29,471	18%
Rental Tools Services:
U.S. Rental Tools	20,508	41%	13,147	32%
International Rental Tools	(4,369)	(16)%	(4,140)	(13)%
Total Rental Tools Services	16,139	21%	9,007	12%
Total operating gross margin (loss) excluding depreciation and amortization	32,423	16%	38,478	16%
Depreciation and amortization	(63,184)		(72,131)
Total operating gross margin (loss)	(30,761)		(33,653)
General and administrative expense	(13,543)		(17,776)
Gain (loss) on disposition of assets, net	(465)		(62)
Total operating income (loss)	$(44,769)		$(51,491)

Operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	U.S. (Lower 48) Drilling	International & Alaska Drilling	U.S. Rental Tools	International Rental Tools	Total
Six Months Ended June 30, 2017
Operating gross margin (loss) (1)	$(11,761)	$(4,555)	$(798)	$(13,647)	$(30,761)
Depreciation and amortization	7,751	24,849	21,306	9,278	63,184
Operating gross margin (loss) excluding depreciation and amortization	$(4,010)	$20,294	$20,508	$(4,369)	$32,423
Six Months Ended June 30, 2016
Operating gross margin (loss) (1)	$(17,571)	$8,274	$(9,422)	$(14,934)	$(33,653)
Depreciation and amortization	10,332	28,436	22,569	10,794	72,131
Operating gross margin (loss) excluding depreciation and amortization	$(7,239)	$36,710	$13,147	$(4,140)	$38,478

(1)	Operating gross margin (loss) is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
The following table presents our average utilization rates and rigs available for service for the six months ended June 30, 2017 and 2016, respectively:

	Six Months Ended June 30,
	2017	2016
U.S. (Lower 48) Drilling
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	12%	6%
International & Alaska Drilling
Eastern Hemisphere
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	31%	43%
Latin America Region
Rigs available for service (1)	7.0	7.0
Utilization rate of rigs available for service (2)	14%	29%
Alaska
Rigs available for service (1)	2.0	2.0
Utilization rate of rigs available for service (2)	100%	100%
Total International & Alaska Drilling
Rigs available for service (1)	22.0	22.0
Utilization rate of rigs available for service (2)	32%	44%

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

Drilling Services Business
U.S. (Lower 48) Drilling
U.S. (Lower 48) Drilling segment revenues increased $3.1 million, or 96.9 percent, to $6.3 million for the six months ended June 30, 2017 compared with revenues of $3.2 million for the six months ended June 30, 2016. The increase was primarily due to higher utilization. Utilization increased to 12.0 percent for the six months ended June 30, 2017 from 6.0 percent for the six months ended June 30, 2016, resulting in a $2.5 million increase in revenues. The remainder of the increase was primarily driven by higher dayrates.
U.S. (Lower 48) Drilling segment operating gross margin excluding depreciation and amortization improved $3.2 million, or 44.4 percent, to a loss of $4.0 million for the six months ended June 30, 2017 compared with a loss of $7.2 million for the six months ended June 30, 2016. The improvement was primarily due to the increase in utilization discussed above and reduced costs resulting from organizational efficiency initiatives.
International & Alaska Drilling
International & Alaska Drilling segment revenues decreased $36.6 million, or 22.8 percent, to $123.9 million for the six months ended June 30, 2017 compared with $160.5 million for the six months ended June 30, 2016.
The decrease in revenues was primarily due to the following:

•	a decrease of $20.7 million in revenues related to our project services activities;

•	a decrease in reimbursable revenues of $7.4 million, which decreased revenues but had a minimal impact on operating margins;

•
a decrease of $7.1 million resulting from decreased utilization for Company-owned rigs driven by the continued impact of low oil prices resulting in reduced customer activity. Utilization for the segment decreased to 32.0 percent for the six months ended June 30, 2017 from 44.0 percent for the six months ended June 30, 2016;

•	a decrease of $4.2 million in revenues earned from mobilization and demobilization activities; and

•	a decrease of $3.7 million driven by a decline in revenues per day resulting from certain Company-owned rigs shifting to standby mode during 2017 compared with operating mode during 2016.
The decrease in revenues was partially offset by an increase of $8.3 million primarily driven by O&M activities associated with the Hibernia platform located off the Atlantic Coast of Canada.
International & Alaska Drilling segment operating gross margin excluding depreciation and amortization decreased $16.4 million, or 44.7 percent, to $20.3 million for the six months ended June 30, 2017 compared with $36.7 million for the six months ended June 30, 2016. The decrease in operating gross margin excluding depreciation and amortization was primarily due to the impact of reduced utilization and revenues per day discussed above. Additionally, the six months ended June 30, 2016 benefited from higher margin work on project services activities.
Rental Tools Services Business
U.S. Rental Tools
U.S. Rental Tools segment revenues increased $9.4 million, or 23.2 percent, to $49.9 million for the six months ended June 30, 2017 compared with $40.5 million for the six months ended June 30, 2016. The increase was primarily driven by an increase in U.S. land rental revenues driven by improved customer activity, partially offset by a decline in offshore GOM rental revenues.
U.S. Rental Tools segment operating gross margin excluding depreciation and amortization increased $7.4 million, or 56.5 percent, to $20.5 million for the six months ended June 30, 2017 compared with $13.1 million for the six months ended June 30, 2016. The increase was primarily due to the increase in revenues discussed above.

International Rental Tools
International Rental Tools segment revenues decreased $3.8 million, or 12.0 percent, to $27.8 million for the six months ended June 30, 2017 compared with $31.6 million for the six months ended June 30, 2016. The decrease was primarily attributable to the continued reduction in customer activity and price erosion, with the largest declines in our U.K. North Sea operations and offshore rentals.
International Rental Tools segment operating gross margin excluding depreciation and amortization decreased $0.3 million, or 7.3 percent, to a loss of $4.4 million for the six months ended June 30, 2017 compared with a loss of $4.1 million for the six months ended June 30, 2016. The decrease was primarily due to the decrease in offshore rental revenues discussed above, partially offset by lower operating costs resulting from organizational efficiency initiatives.
Other Financial Data
General and administrative expense
General and administrative expense decreased $4.3 million to $13.5 million for the six months ended June 30, 2017 compared with $17.8 million for the six months ended June 30, 2016. General and administrative expense for the six months ended June 30, 2017 benefited from a reduction in incentive compensation associated with the departure of the Company’s chief financial officer and reduced overhead costs resulting from cost savings initiatives. In addition, during the six months ended June 30, 2016 we incurred higher expenses as we implemented the second phase of our new enterprise resource planning system.
Gain (loss) on disposition of assets
Net losses recognized on asset dispositions were $0.5 million and $0.1 million for the six months ended June 30, 2017 and 2016 respectively. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Interest income and expense
Interest expense decreased $1.7 million to $22.0 million for the six months ended June 30, 2017 compared with $23.7 million for the six months ended June 30, 2016. The decrease in interest expense was primarily related to the write off of $1.1 million of debt issuance costs during the second quarter of 2016 in conjunction with the execution of the an amendment to our revolving credit facility. Interest income during each of the six months ended June 30, 2017 and 2016 was nominal.
Other income and expense
Other income was $1.1 million and $2.1 million for the six months ended June 30, 2017 and 2016, respectively. Other income for both periods included the impact of foreign currency fluctuations. Additionally, other income for the six months ended June 30, 2016 included a reclassification of $1.9 million of realized foreign currency translation gains from accumulated other comprehensive income.
Income tax expense (benefit)
During the six months ended June 30, 2017, we had income tax expense of $4.1 million compared with income tax expense of $62.6 million during the six months ended June 30, 2016.  Despite the pre-tax loss for the six months ended June 30, 2017, we recognized income tax expense due to the jurisdictional mix of income and loss during the period, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances. During the six months ended June 30, 2016, we recognized income tax expense of $62.6 million as a result of recording valuation allowances against our U.S. domestic deferred tax assets, which primarily consist of U.S. federal net operating losses.
Backlog
Backlog is our estimate of the dollar amount of revenues we expect to realize in the future as a result of executing awarded drilling contracts. The Company’s backlog of firm orders was approximately $289 million at June 30, 2017 and $446 million at June 30, 2016, and is primarily attributable to the International & Alaska Drilling segment of our Drilling Services business. We estimate that, as of June 30, 2017, 29 percent of our backlog will be recognized as revenues within the fiscal year.
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

LIQUIDITY AND CAPITAL RESOURCES
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of expansion plans, debt service requirements, and other operational cash needs. To meet our short term liquidity requirements we primarily rely on our cash from operations. We also have access to cash through the Revolver, subject to our compliance with the covenants contained in the Second Amended and Restated Senior Secured Credit Agreement, as amended from time-to-time (2015 Secured Credit Agreement). We expect that these sources of liquidity will be sufficient to provide us the ability to fund our current operations and required capital expenditures. We may need to fund expansion capital expenditures, acquisitions, debt principal payments, or pursuits of business opportunities that support our strategy, through additional borrowings or the issuance of additional common stock or other forms of equity. We do not pay dividends on our common stock.
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
Liquidity
The following table provides a summary of our total liquidity:

June 30, 2017
Dollars in thousands
Cash and cash equivalents on hand (1)	$146,234
Availability under Revolver (2)	82,348
Total liquidity	$228,582
(1) As of June 30, 2017, approximately $40.4 million of the $146.2 million of cash and equivalents was held by our foreign subsidiaries.
(2) Availability under the undrawn $100 million Revolver was reduced by $17.7 million comprised of $5.8 million of letters of credit outstanding and $11.9 million of reduced availability due to our Senior Secured Leverage Ratio covenant. As of June 30, 2017, we were in compliance with all covenants contained in the 2015 Secured Credit Agreement.
The earnings of foreign subsidiaries as of June 30, 2017 were reinvested to fund our international operations.  If in the future we decide to repatriate earnings to the United States, the Company may be required to pay taxes on these amounts based on applicable United States tax law, which could reduce the liquidity of the Company at that time.
We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements or guarantees of third-party financial obligations. As of June 30, 2017, we have no energy, commodity, or foreign currency derivative contracts.
Cash Flow Activity
As of June 30, 2017, we had cash and cash equivalents of $146.2 million, an increase of $26.5 million from cash and cash equivalents of $119.7 million at December 31, 2016. The following table provides a summary of our cash flow activity:

	Six Months Ended June 30,
Dollars in thousands	2017	2016
Operating activities	$(17,568)	$(198)
Investing activities	(26,374)	(14,870)
Financing activities	70,485	(10,192)
Net change in cash and cash equivalents	$26,543	$(25,260)

Operating Activities
Cash flows from operating activities were a use of $17.6 million for the six months ended June 30, 2017 compared with a use of $0.2 million for the six months ended June 30, 2016. Cash flows from operating activities in each period were largely impacted by our earnings and changes in working capital. Changes in working capital were a use of cash of $15.5 million for the six months ended June 30, 2017 compared with a source of cash of $8.5 million for the six months ended June 30, 2016. In addition to the impact of earnings and working capital changes, cash flows from operating activities in each period were impacted by non-cash charges such as depreciation expense, losses on asset sales, deferred tax expenses and benefits, stock-based awards activity, and amortization of debt issuance costs.
Historically, we have reinvested a substantial portion of our operating cash flows to enhance our fleet of drilling rigs and our rental tools equipment inventory. It is our long term intention to utilize our operating cash flows to fund maintenance and growth of our rental tool assets and drilling rigs; however, given the decline in demand in the oil and natural gas services market over the past few years, our short-term focus is to preserve liquidity by managing our costs and capital expenditures. While the overall market for oilfield services remains challenging, we are beginning to see recovery in the market that is expected to shift working capital into a use of cash and drive increased capital spending as we pursue attractive investment opportunities.
Investing Activities
Cash flows from investing activities were a use of $26.4 million for the six months ended June 30, 2017 compared with a use of $14.9 million for the six months ended June 30, 2016. Our primary uses of cash during the six months ended June 30, 2017 and 2016 were $26.6 million and $16.3 million, respectively, for capital expenditures. Capital expenditures in each period were primarily for tubular and other products for our Rental Tools Services business and for rig-related maintenance.
Financing Activities
Cash flows from financing activities were a source of $70.5 million for the six months ended June 30, 2017, primarily related to the issuances of common stock and Convertible Preferred Stock, which yielded combined proceeds of $72.3 million, net of underwriting discount and offering expenses. In June 2017, the Company paid dividends of $1.2 million on our Convertible Preferred Stock. For the 2016 comparable period, cash flows from financing activities were a use of $10.2 million primarily due to payment of $6.0 million of the contingent consideration related to the acquisition of a business in April 2015 and $3.4 million in connection with the final payment of the purchase price for the remaining noncontrolling interest of ITS Arabia Limited.
Long-Term Debt Summary
Our principal amount of long-term debt, including current portion, was $577.1 million as of June 30, 2017 which consisted of:
•$360.0 million aggregate principal amount of 6.75% Notes; and
•$225.0 million aggregate principal amount of 7.50% Notes; less
•$7.9 million of unamortized debt issuance costs
6.75% Senior Notes, due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of 6.75% Senior Notes, due July 2022 (6.75% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and our 7.50% Senior Notes due August 2020 (7.50% Notes, and collectively with the 6.75% Notes, the Senior Notes). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($5.0 million net of amortization as of June 30, 2017) are being amortized over the term of the notes using the effective interest rate method.
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
7.50% Senior Notes, due August 2020
On July 30, 2013, we issued $225.0 million aggregate principal amount of the 7.50% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($2.8 million, net of amortization as of June 30, 2017) are being amortized over the term of the notes using the effective interest rate method.
We may redeem all or a part of the 7.50% Notes upon appropriate notice, at redemption prices decreasing each year after August 1, 2016 to par beginning August 1, 2018. As of June 30, 2017, the redemption price is 103.75 percent and we have not made any redemptions to date. If we experience certain changes in control, we must offer to repurchase the 7.50% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
2015 Secured Credit Agreement
On January 26, 2015 we entered into the 2015 Secured Credit Agreement. The 2015 Secured Credit Agreement was originally comprised of a $200.0 million revolving credit facility (Revolver) set to mature on January 26, 2020. Four amendments to the 2015 Secured Credit Agreement have been executed, which have, among other things, reduced the size of the revolver to $100 million, suspended the Leverage Ratio, Consolidated Interest Coverage Ratio, Senior Secured Leverage Ratio, and Asset Coverage Ratio covenants during specific time periods, increased the Applicable Rate for certain higher levels of consolidated leverage to a maximum of 4.00 percent per annum for Eurodollar Rate loans and to a maximum of 3.00 percent per annum for Base Rate loans, established anti-hoarding language restricting our ability to retain more than $50 million in U.S. bank accounts when there are outstanding borrowings under the Revolver, and established a $75 million Junior Lien Debt capacity.
The maximum permitted Senior Secured Leverage Ratio was 2.20:1.00 for the fiscal quarter ending June 30, 2017, decreases to 1.75:1.00 in the third quarter of 2017, and to 1.50:1.00 in the fourth quarter of 2017 and remains at 1.50:1.00 thereafter. The Asset Coverage Ratio covenant, currently at 1.10:1.00, increases to 1.25: 1.00 in the fourth quarter of 2017 and remains at 1.25:1.00 thereafter. The Consolidated Interest Coverage Ratio covenant will be reinstated in the fourth quarter of 2017 with the ratio established at 1.00:1.00, which increases by 0.25 each subsequent quarter until reaching 2.00:1.00 in the fourth quarter of 2018, and remains at 2.00:1.00 thereafter. The Leverage Ratio covenant will be reinstated in the fourth quarter of 2018 with the ratio established at 4.25:1.00.
On February 21, 2017, we executed the fourth amendment to the 2015 Secured Credit Agreement (the Fourth Amendment) which, among other things, permits the sale and issuance of certain equity interests of the Company, including the Convertible Preferred Stock, and permits the Company to pay dividends on the Convertible Preferred Stock, up to certain aggregate amounts specified therein. The debt issuance costs incurred relating to the Fourth Amendment were nominal. Debt issuance costs remaining as of June 30, 2017 were $1.0 million which are being amortized through January 2020 on a straight line basis.
Our obligations under the 2015 Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, certain U.S.-based rental equipment of the Company and its subsidiary guarantors and the equity interests of certain of the Company’s subsidiaries. The 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness, liens, restrictions on entry into certain affiliate transactions and payments (including payment of dividends) and maintenance of certain ratios and coverage tests. As of June 30, 2017, we were in compliance with all covenants contained in the 2015 Secured Credit Agreement though our ability to access the full $100 million of the Revolver was restricted to $82.3 million due to $5.8 million in letters of credit outstanding and $11.9 million related to a cap imposed by our Senior Secured Leverage Ratio covenant calculation.

Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Revolving loans are available subject to a quarterly asset coverage ratio calculation based on the Orderly Liquidation Value of certain specified rigs including barge rigs in the GOM and land rigs in Alaska, and certain U.S.-based rental equipment of the Company and its subsidiary guarantors and a percentage of eligible domestic accounts receivable. Letters of credit outstanding against the Revolver as of June 30, 2017 totaled $5.8 million. There were no amounts drawn on the Revolver as of June 30, 2017.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

12.1	—	Computation of Ratio of Earnings to Fixed Charges.

31.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	Jon-Al Duplantier, Senior Vice President, Chief Administrative Officer, Interim Chief Financial Officer and General Counsel, Rule 13a-14(a)/15d-14(a) Certification.

32.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Section 1350 Certification.

32.2	—	Jon-Al Duplantier, Senior Vice President, Chief Administrative Officer, Interim Chief Financial Officer and General Counsel, Section 1350 Certification.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKER DRILLING COMPANY

Date:	August 3, 2017	By:	/s/ Gary G. Rich
Gary G. Rich Chairman, President and Chief Executive Officer

		By:	/s/ Jon-Al Duplantier
Jon-Al Duplantier Senior Vice President, Chief Administrative Officer, Interim Chief Financial Officer and General Counsel

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	—
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

12.1	—	Computation of Ratio of Earnings to Fixed Charges.

31.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	Jon-Al Duplantier, Senior Vice President, Chief Administrative Officer, Interim Chief Financial Officer and General Counsel, Rule 13a-14(a)/15d-14(a) Certification.

32.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Section 1350 Certification.

32.2	—	Jon-Al Duplantier, Senior Vice President, Chief Administrative Officer, Interim Chief Financial Officer and General Counsel, Section 1350 Certification.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.