Form 10-Q
period 2017-09-30
PARKER DRILLING CO /DE/
filed 2017-11-02
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2017
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
Securities registered pursuant to Section 12(b) of the Act:
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2017 there were 138,896,697 common shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,039	$119,691
Accounts and Notes Receivable, net of allowance for bad debts of $7,861 at September 30, 2017 and $8,259 at December 31, 2016	128,234	113,231
Rig materials and supplies	34,312	32,354
Other current assets	26,405	21,042
Total current assets	309,990	286,318
Property, plant and equipment, net of accumulated depreciation of $1,338,545 at September 30, 2017 and $1,320,644 at December 31, 2016	647,193	693,439
Goodwill	6,708	6,708
Intangible assets, net	7,739	9,928
Deferred income taxes	81,606	70,309
Other noncurrent assets	33,194	36,849
Total assets	$1,086,430	$1,103,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	87,030	98,841
Accrued income taxes	4,358	4,080
Total current liabilities	91,388	102,921
Long-term debt, net of unamortized debt issuance costs of $7,450 at September 30, 2017 and $8,674 at December 31, 2016	577,550	576,326
Other long-term liabilities	12,921	15,836
Deferred tax liability	80,015	69,333
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred Stock, $1.00 par value, 1,942,000 shares authorized, 7.25% Series A Mandatory Convertible, 500,000 shares issued and outstanding (none in 2016)	500	—
Common Stock, $0.16 2/3 par value, 280,000,000 shares authorized; 138,902,319 shares issued and outstanding (125,118,365 shares in 2016)	23,134	20,837
Capital in excess of par value	744,722	675,194
Accumulated deficit	(440,060)	(350,052)
Accumulated other comprehensive income (loss)	(3,740)	(6,844)
Total stockholders’ equity	324,556	339,135
Total liabilities and stockholders’ equity	$1,086,430	$1,103,551
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$118,308	$97,189	$326,186	$332,979
Expenses:
Operating expenses	88,120	84,680	263,575	281,992
Depreciation and amortization	30,067	34,474	93,251	106,605
	118,187	119,154	356,826	388,597
Total operating gross margin (loss)	121	(21,965)	(30,640)	(55,618)
General and administrative expense	(7,033)	(7,424)	(20,576)	(25,200)
Gain (loss) on disposition of assets, net	97	(187)	(368)	(249)
Total operating income (loss)	(6,815)	(29,576)	(51,584)	(81,067)
Other income (expense):
Interest expense	(11,067)	(11,015)	(33,032)	(34,764)
Interest income	128	9	160	48
Other	(638)	(351)	452	1,776
Total other income (expense)	(11,577)	(11,357)	(32,420)	(32,940)
Income (loss) before income taxes	(18,392)	(40,933)	(84,004)	(114,007)
Income tax expense (benefit)	1,919	5,295	6,004	67,878
Net income (loss)	(20,311)	(46,228)	(90,008)	(181,885)
Less: Mandatory convertible preferred stock dividend	906	—	2,145	—
Net income (loss) available to common stockholders	$(21,217)	$(46,228)	$(92,153)	$(181,885)

Basic income (loss) per common share	$(0.15)	$(0.37)	$(0.68)	$(1.47)
Diluted income (loss) per common share	$(0.15)	$(0.37)	$(0.68)	$(1.47)

Number of common shares used in computing earnings per share:
Basic	138,300,015	124,486,848	135,455,168	123,894,980
Diluted	138,300,015	124,486,848	135,455,168	123,894,980

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Comprehensive income (loss):
Net income (loss)	$(20,311)	$(46,228)	$(90,008)	$(181,885)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	170	116	438	311
Currency translation difference on foreign currency net investments	1,217	(740)	2,666	(4,506)
Total other comprehensive income (loss), net of tax:	1,387	(624)	3,104	(4,195)
Comprehensive income (loss)	(18,924)	(46,852)	(86,904)	(186,080)

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(90,008)	$(181,885)
Adjustments to reconcile net income (loss)
Depreciation and amortization	93,251	106,605
Accretion of contingent consideration	—	419
(Gain) loss on debt modification	—	1,088
(Gain) loss on disposition of assets	368	249
Deferred income tax expense (benefit)	(594)	61,199
Excess tax benefit (expense) from stock-based compensation	—	(1,751)
Expenses not requiring cash	5,899	(3,005)
Change in assets and liabilities:
Accounts and notes receivable	(14,908)	44,799
Other assets	(325)	3,282
Accounts payable and accrued liabilities	(18,520)	(30,590)
Accrued income taxes	431	(1,992)
Net cash provided by (used in) operating activities	(24,406)	(1,582)

Cash flows from investing activities:
Capital expenditures	(44,836)	(20,994)
Proceeds from the sale of assets	322	2,296
Net cash provided by (used in) investing activities	(44,514)	(18,698)

Cash flows from financing activities:
Payment for noncontrolling interest	—	(3,375)
Payments of contingent consideration	—	(6,000)
Proceeds from the issuance of common stock	25,200	—
Proceeds from the issuance of mandatory convertible preferred stock	50,000	—
Payment of equity issuance costs	(2,864)	—
Mandatory convertible preferred stock dividend	(1,239)	—
Shares surrendered in lieu of tax	(829)	(1,026)
Net cash provided by (used in) financing activities	70,268	(10,401)

Net increase (decrease) in cash and cash equivalents	1,348	(30,681)
Cash and cash equivalents, beginning of year	119,691	134,294
Cash and cash equivalents, end of period	$121,039	$103,613

Supplemental cash flow information:
Interest paid	$41,175	$41,175
Income taxes paid	$7,223	$12,142
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and Shares in Thousands)
(Unaudited)

	Shares	Preferred Stock	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2016	125,118	$—	$21,007	$(170)	$675,194	$(350,052)	$(6,844)	$339,135
Activity in employees’ stock plans	1,784	—	297	—	(1,225)	—	—	(928)
Amortization of stock-based awards	—	—	—	—	3,062	—	—	3,062
Issuance of common stock	12,000	—	2,000	—	22,059	—	—	24,059
Issuance of mandatory convertible preferred stock	500	500	—	—	47,777	—	—	48,277
Mandatory convertible preferred stock dividend	—	—	—	—	(2,145)	—	—	(2,145)
Comprehensive Income:		—
Net income (loss)	—	—	—	—	—	(90,008)	—	(90,008)
Other comprehensive income (loss)	—	—	—	—	—	—	3,104	3,104
Balances, September 30, 2017	139,402	$500	$23,304	$(170)	$744,722	$(440,060)	$(3,740)	$324,556
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 1 - General
The Consolidated Condensed Financial Statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 are unaudited. In the opinion of Parker Drilling Company (Parker Drilling or the Company), these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and stockholders’ equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Nature of Operations — Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. We report our Drilling Services business as two reportable segments: (1) U.S. (Lower 48) Drilling and (2) International & Alaska Drilling. We report our Rental Tools Services business as two reportable segments: (1) U.S. Rental Tools and (2) International Rental Tools.
In our Drilling Services business, we drill oil, natural gas and geothermal wells for customers in both the U.S. and international markets. We provide this service with both Company-owned rigs and customer-owned rigs. We refer to the provision of drilling services with customer-owned rigs as our operations and management (O&M) service in which operators own their own drilling rigs but choose Parker Drilling to operate and manage the rigs for them. The nature and scope of activities involved in drilling an oil and natural gas well is similar whether it is drilled with a Company-owned rig (as part of a traditional drilling contract) or a customer-owned rig (as part of an O&M contract). In addition, we provide project-related services, such as engineering, procurement, project management and commissioning of customer-owned drilling rig projects. We have extensive experience and expertise in drilling geologically challenging wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas.
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
Reimbursable Revenues — The Company recognizes reimbursements received for out-of-pocket expenses incurred as revenues and accounts for out-of-pocket expenses as direct operating costs. Such amounts totaled $15.0 million and $19.4 million for the three months ended September 30, 2017 and 2016, respectively, and $45.5 million and $55.8 million for the nine months ended September 30, 2017 and 2016, respectively. Additionally, the Company typically receives a nominal handling fee, which is recognized as earned in revenues in our consolidated statement of operations.
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
Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and natural gas companies. We generally do not require collateral on our trade receivables. We depend on a limited number of significant customers. Our largest customer, Exxon Neftegas Limited (ENL), constituted approximately 32.6 percent of our consolidated revenues for the nine months ended September 30, 2017. Excluding reimbursable revenues of $39.9 million, ENL constituted approximately 23.6 percent of our total consolidated revenues for the nine months ended September 30, 2017. Our second largest customer, BP Exploration Alaska, Inc. (BP), constituted approximately 10.0 percent of our consolidated revenues for the nine months ended September 30, 2017.
At September 30, 2017 and December 31, 2016, we had deposits in domestic banks in excess of federally insured limits of approximately $84.5 million and $81.4 million, respectively. In addition, we had uninsured deposits in foreign banks as of September 30, 2017 and December 31, 2016 of $37.5 million and $39.7 million, respectively.

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
Legal Matters — We accrue estimates of the probable and estimable costs for the resolution of certain legal matters. We do not accrue any amounts for other matters for which the liability is not probable and reasonably estimable.  Generally, the estimate of probable costs related to these matters is developed in consultation with our legal advisors. The estimates take into consideration factors such as the complexity of the issues, litigation risks and settlement costs. If the actual settlement costs, final judgments, or fines, after appeals, differ from our estimates, our future financial results may be adversely affected.
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
All of the Company’s goodwill and intangible assets are allocated to the International Rental Tools segment.
Goodwill
The change in the carrying amount of goodwill for the period ended September 30, 2017 is as follows:

Dollars in thousands	Goodwill
Balance at December 31, 2016	$6,708
Additions	—
Balance at September 30, 2017	$6,708
Of the total amount of goodwill recognized, zero is expected to be deductible for income tax purposes.

Intangible Assets
Intangible Assets consist of the following:

		Balance at September 30, 2017
Dollars in thousands	Estimated Useful Life (Years)	Gross Carrying Amount	Write-off Due to Disposal	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Developed technology	6	$11,630	$—	$(4,846)	$6,784
Customer relationships	3	5,400	(264)	(5,136)	—
Trade names	5	4,940	(332)	(3,653)	955
Total amortized intangible assets		$21,970	$(596)	$(13,635)	$7,739
Amortization expense was $2.2 million and $2.7 million for the nine months ended September 30, 2017 and 2016, respectively.
Our remaining intangibles amortization expense for the next five years is presented below:

Dollars in thousands	Expected future intangible amortization expense
2017	$611
2018	$2,306
2019	$2,306
2020	$2,030
2021	$486
Note 3 - Earnings (Loss) Per Share (EPS)
Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. The effects of dilutive securities, stock options, unvested restricted stock, convertible debt and equity are included in the diluted EPS calculation, when applicable.
The following table represents the computation of earnings per share for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30, 2017
	Net Income (Loss) Available to Common Stockholders (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings (loss) per common share	$(21,217,000)	138,300,015	$(0.15)
Effect of dilutive securities:
Restricted stock units (1)	—	—	—
Mandatory convertible preferred stock (2)	—	—	—
Diluted earnings (loss) per common share	$(21,217,000)	138,300,015	$(0.15)

	Nine Months Ended September 30, 2017
	Income/(Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings (loss) per common share	$(92,153,000)	135,455,168	$(0.68)
Effect of dilutive securities:
Restricted stock units (1)	—	—	—
Mandatory convertible preferred stock (2)	—	—	—
Diluted earnings (loss) per common share	$(92,153,000)	135,455,168	$(0.68)

	Three Months Ended September 30, 2016
	Net Income (Loss) Available to Common Stockholders (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings (loss) per common share	$(46,228,000)	124,486,848	$(0.37)
Effect of dilutive securities:
Restricted stock units (1)	—	—	—
Diluted earnings (loss) per common share	$(46,228,000)	124,486,848	$(0.37)

	Nine Months Ended September 30, 2016
	Income/(Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings (loss) per common share	$(181,885,000)	123,894,980	$(1.47)
Effect of dilutive securities:
Restricted stock units (1)	—	—	—
Diluted earnings (loss) per common share	$(181,885,000)	123,894,980	$(1.47)

(1)    For the three and nine months ended September 30, 2017 and 2016, respectively, all common shares potentially issuable in connection with outstanding restricted stock unit awards have been excluded from the calculation of diluted EPS as the Company incurred losses during the periods, therefore, inclusion of such potential common shares would be anti-dilutive.

(2)     Weighted average common shares issuable upon the assumed conversion of our Convertible Preferred Stock (as defined below) totaling 23,809,500 shares were excluded from the computation of diluted EPS as such shares would be anti-dilutive.

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
Unless converted earlier, each share of our Convertible Preferred Stock will automatically convert into between  41.4079 and 47.6190 shares of our common stock (respectively, the “minimum conversion rate” and “maximum conversion rate”), subject to anti-dilution adjustments. The number of shares of our common stock issuable on conversion will be determined based on the volume weighted-average price of our common stock over the 20 consecutive trading day period beginning on, and including, the 23rd scheduled trading day immediately preceding March 31, 2020. Except in limited circumstances, at any time prior to March 31, 2020, a holder may convert Convertible Preferred Stock into shares of our common stock at the minimum conversion rate of 41.4079 shares of common stock per share of Convertible Preferred Stock, subject to anti-dilution adjustments.
On May 9, 2017, our board of directors declared a cash dividend of $2.4771 per share of our Convertible Preferred Stock for the period from and including February 22, 2017 through and including June 29, 2017, which was paid on June 30, 2017 to mandatory convertible preferred shareholders of record as of June 15, 2017. On August 3, 2017, the Audit Committee, on behalf of our board of directors, declared a cash dividend of $1.8125 per share of our Convertible Preferred Stock for the period from and including June 30, 2017 through and including September 29, 2017, which was paid on October 2, 2017 to mandatory convertible preferred shareholders of record as of September 15, 2017.

Note 5 - Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss consisted of the following:

Dollars in thousands	Foreign Currency Items
December 31, 2016	$(6,844)
Current period other comprehensive income (loss)	3,104
September 30, 2017	$(3,740)
There were no amounts reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2017.
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

Drilling Services Business
In our Drilling Services business, we drill oil, natural gas and geothermal wells for customers in both the U.S. and international markets. We provide this service with both Company-owned rigs and customer-owned rigs. We refer to the provision of drilling services with customer-owned rigs as our O&M service in which operators own their own drilling rigs but choose Parker Drilling to operate and manage the rigs for them. The nature and scope of activities involved in drilling an oil and natural gas well is similar whether it is drilled with a Company-owned rig (as part of a traditional drilling contract) or a customer-owned rig (as part of an O&M contract). In addition, we provide project-related services, such as engineering, procurement, project management and commissioning of customer-owned drilling rig projects. We have extensive experience and expertise in drilling geologically difficult wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas.
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
The following table represents the results of operations by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2017	2016	2017	2016
Revenues: (1)
Drilling Services:
U.S. (Lower 48) Drilling	$4,585	$1,431	$10,843	$4,581
International & Alaska Drilling	62,726	65,307	186,606	225,854
Total Drilling Services	67,311	66,738	197,449	230,435
Rental Tools Services:
U.S. Rental Tools	35,677	14,967	85,613	55,483
International Rental Tools	15,320	15,484	43,124	47,061
Total Rental Tools Services	50,997	30,451	128,737	102,544
Total revenues	118,308	97,189	326,186	332,979
Operating gross margin: (2)
Drilling Services:
U.S. (Lower 48) Drilling	(3,516)	(8,686)	(15,278)	(26,257)
International & Alaska Drilling	1,082	71	(3,461)	8,347
Total Drilling Services	(2,434)	(8,615)	(18,739)	(17,910)
Rental Tools Services:
U.S. Rental Tools	8,556	(6,645)	7,746	(16,069)
International Rental Tools	(6,001)	(6,705)	(19,647)	(21,639)
Total Rental Tools Services	2,555	(13,350)	(11,901)	(37,708)
Total operating gross margin	121	(21,965)	(30,640)	(55,618)
General and administrative expense	(7,033)	(7,424)	(20,576)	(25,200)
Gain (loss) on disposition of assets, net	97	(187)	(368)	(249)
Total operating income (loss)	(6,815)	(29,576)	(51,584)	(81,067)
Interest expense	(11,067)	(11,015)	(33,032)	(34,764)
Interest income	128	9	160	48
Other income (loss)	(638)	(351)	452	1,776
Income (loss) from continuing operations before income taxes	$(18,392)	$(40,933)	$(84,004)	$(114,007)

(1)For the nine months ended September 30, 2017, our largest customer, ENL, constituted approximately 32.6 percent of our total consolidated revenues and approximately 56.9 percent of our International & Alaska Drilling segment revenues. Excluding reimbursable revenues of $39.9 million, ENL constituted approximately 23.6 percent of our total consolidated revenues and approximately 46.9 percent of our International & Alaska Drilling segment revenues. Our second largest customer, BP, constituted 10.0 percent of our total consolidated revenues and approximately 17.5 percent of our International & Alaska Drilling segment revenues.
For the nine months ended September 30, 2016, our largest customer, ENL, constituted approximately 39.6 percent of our total consolidated revenues and approximately 58.4 percent of our International & Alaska Drilling segment revenues. Excluding reimbursable revenues of $54.3 million, ENL constituted approximately 28.0 percent of our total consolidated revenues and approximately 45.6 percent of our International & Alaska Drilling segment revenues.

(2)Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
Note 7 - Accounting for Uncertainty in Income Taxes
We apply the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At September 30, 2017, we had a liability for unrecognized tax benefits of $5.3 million, primarily related to foreign operations, $4.6 million of which would favorably impact our effective tax rate upon recognition. At December 31, 2016, we had a liability for unrecognized tax benefits of $4.6 million, all of which would favorably impact our effective tax rate upon recognition, and for which no payments were made in 2016. In addition, we recognize interest and penalties that could be applied to uncertain tax positions in periodic income tax expense. As of September 30, 2017 and December 31, 2016, we had approximately $2.1 million and $1.9 million, respectively, of accrued interest and penalties related to uncertain tax positions.
Note 8 - Income Tax Expense (Benefit)
Income tax expense was $1.9 million and $5.3 million for the three months ended September 30, 2017 and 2016, respectively. Despite the pre-tax loss for the third quarter of 2017, we recognized income tax expense due to the jurisdictional mix of income and loss during the quarter, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances.
Note 9 - Long-Term Debt
The following table illustrates the Company’s current debt portfolio as of September 30, 2017 and December 31, 2016:

Dollars in thousands	September 30, 2017	December 31, 2016
6.75% Senior Notes, due July 2022	$360,000	$360,000
7.50% Senior Notes, due August 2020	225,000	225,000
Total principal	585,000	585,000
Less: unamortized debt issuance costs	(7,450)	(8,674)
Total long-term debt	$577,550	$576,326
6.75% Senior Notes, due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of 6.75% Senior Notes due July 2022 (6.75% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the Second Amended and Restated Senior Secured Credit Agreement, as amended from time-to-time (2015 Secured Credit Agreement) and our 7.50% Senior Notes, due August 2020 (7.50% Notes, and collectively with the 6.75% Notes, the Senior Notes). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($4.8 million net of amortization as of September 30, 2017) are being amortized over the term of the notes using the effective interest rate method.
On or after January 15, 2018, we may redeem all or a part of the 6.75% Notes upon appropriate notice, at a redemption price of 103.375 percent of the principal amount, and at redemption prices decreasing each year thereafter to par beginning January 15, 2020. If we experience certain changes in control, we must offer to repurchase the 6.75% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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

7.50% Senior Notes, due August 2020
On July 30, 2013, we issued $225.0 million aggregate principal amount of the 7.50% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($2.6 million, net of amortization as of September 30, 2017) are being amortized over the term of the notes using the effective interest rate method.
We may redeem all or a part of the 7.50% Notes upon appropriate notice, at redemption prices decreasing each year after August 1, 2016 to par beginning August 1, 2018. As of September 30, 2017, the redemption price is 101.875 percent and we have not made any redemptions to date. If we experience certain changes in control, we must offer to repurchase the 7.50% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
The maximum permitted Senior Secured Leverage Ratio was 1.75:1.00 for the fiscal quarter ending September 30, 2017, decreases to 1.50:1.00 in the fourth quarter of 2017 and remains at 1.50:1.00 thereafter. The Asset Coverage Ratio covenant, currently at 1.10:1.00, increases to 1.25:1.00 in the fourth quarter of 2017 and remains at 1.25:1.00 thereafter. The Consolidated Interest Coverage Ratio covenant will be reinstated in the fourth quarter of 2017 with the ratio established at 1.00:1.00, which increases by 0.25 each subsequent quarter until reaching 2.00:1.00 in the fourth quarter of 2018, and remains at 2.00:1.00 thereafter. The Leverage Ratio covenant will be reinstated in the fourth quarter of 2018 with the ratio established at 4.25:1.00.
On February 21, 2017, we executed the fourth amendment to the 2015 Secured Credit Agreement (the Fourth Amendment) which, among other things, permits the sale and issuance of certain equity interests of the Company, including the Convertible Preferred Stock, and permits the Company to pay dividends on the Convertible Preferred Stock, up to certain aggregate amounts specified therein. The debt issuance costs incurred relating to the Fourth Amendment were nominal. Debt issuance costs remaining as of September 30, 2017 were $0.9 million which are being amortized through January 2020 on a straight line basis.
Our obligations under the 2015 Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, certain U.S.-based rental equipment of the Company and its subsidiary guarantors and the equity interests of certain of the Company’s subsidiaries. The 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness, liens, restrictions on entry into certain affiliate transactions and payments (including payment of dividends) and maintenance of certain ratios and coverage tests. As of September 30, 2017, we were in compliance with all covenants contained in the 2015 Secured Credit Agreement though our ability to access the full $100 million of the Revolver was restricted to $94.7 million, consisting primarily of $5.3 million in letters of credit outstanding, with a nominal reduction in capacity due to a cap imposed by our Senior Secured Leverage Ratio covenant calculation.
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Revolving loans are available subject to a quarterly asset coverage ratio calculation based on the Orderly Liquidation Value of certain specified rigs including barge rigs in the GOM and land rigs in Alaska, and certain U.S.-based rental equipment of the Company and its subsidiary guarantors and a percentage of eligible domestic accounts receivable. Letters of credit outstanding against the Revolver as of September 30, 2017 totaled $5.3 million. There were no amounts drawn on the Revolver as of September 30, 2017.
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
Fair value of our debt instruments is determined using Level 2 inputs. Fair values and related carrying values of our debt instruments were as follows for the periods indicated:

	September 30, 2017		December 31, 2016
Dollars in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt
6.75% Notes	$360,000	$288,000	$360,000	$311,400
7.50% Notes	225,000	202,500	225,000	201,375
Total principal	$585,000	$490,500	$585,000	$512,775
Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the nine months ended September 30, 2017.
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

•
Cash flow presentation of excess tax benefits and certain tax deficiencies - We adopted this change retrospectively. Tax related cash flows from share based payments are to be presented as operating activities in the statement of cash flows. Consequently, activity of $1.8 million for the nine months ended September 30, 2016, recorded through equity, has been reclassified from financing activities to operating activities in the statement of cash flows.

•
Accounting for forfeitures - We have made an entity-wide accounting policy election to continue to estimate forfeitures and adjust the estimate when it is likely to change. This election does not change our current policy and, accordingly, there is no impact on our consolidated statements of financial position, results of operations or cash flows.

•
Cash paid to a tax authority when shares are withheld to satisfy the employer’s statutory income tax withholding obligation - We adopted this change retrospectively. The activity is now required to be presented as financing activities in the statement of cash flows. For the nine months ended September 30, 2016, we have reclassified $1.0 million from operating activities to financing activities.

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
We are providing unaudited consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016, respectively. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	September 30, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$66,063	$17,470	$37,506	$—	$121,039
Accounts and notes receivable, net	—	34,363	93,871	—	128,234
Rig materials and supplies	—	(4,591)	38,903	—	34,312
Other current assets	—	8,109	18,296	—	26,405
Total current assets	66,063	55,351	188,576	—	309,990
Property, plant and equipment, net	(19)	441,211	206,001	—	647,193
Goodwill	—	6,708	—	—	6,708
Intangible assets, net	—	7,739	—	—	7,739
Investment in subsidiaries and intercompany advances	2,947,686	2,964,272	3,880,171	(9,792,129)	—
Other noncurrent assets	(162,197)	218,964	538,855	(480,822)	114,800
Total assets	$2,851,533	$3,694,245	$4,813,603	$(10,272,951)	$1,086,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$(66,449)	$192,563	$578,392	$(617,476)	$87,030
Accrued income taxes	73,845	(53,249)	(16,238)	—	4,358
Total current liabilities	7,396	139,314	562,154	(617,476)	91,388
Long-term debt, net	577,550	—	—	—	577,550
Other long-term liabilities	2,867	6,249	3,805	—	12,921
Deferred tax liability	80,015	—	—	—	80,015
Intercompany payables	1,858,370	1,461,280	2,357,346	(5,676,996)	—
Total liabilities	2,526,198	1,606,843	2,923,305	(6,294,472)	761,874
Total equity	325,335	2,087,402	1,890,298	(3,978,479)	324,556
Total liabilities and stockholders’ equity	$2,851,533	$3,694,245	$4,813,603	$(10,272,951)	$1,086,430

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$46,820	$89,027	$(17,539)	$118,308
Operating expenses	—	24,085	81,574	(17,539)	88,120
Depreciation and amortization	—	20,025	10,042	—	30,067
Total operating gross margin (loss)	—	2,710	(2,589)	—	121
General and administrative expense (1)	(96)	(6,823)	(114)	—	(7,033)
Gain (loss) on disposition of assets, net	—	—	97	—	97
Total operating income (loss)	(96)	(4,113)	(2,606)	—	(6,815)
Other income (expense):
Interest expense	(11,742)	(90)	(1,959)	2,724	(11,067)
Interest income	259	206	2,387	(2,724)	128
Other	—	13	(651)	—	(638)
Equity in net earnings of subsidiaries	(8,172)	—	—	8,172	—
Total other income (expense)	(19,655)	129	(223)	8,172	(11,577)
Income (loss) before income taxes	(19,751)	(3,984)	(2,829)	8,172	(18,392)
Total income tax expense (benefit)	560	12	1,347	—	1,919
Net income (loss)	$(20,311)	$(3,996)	$(4,176)	$8,172	$(20,311)
Less: Mandatory convertible preferred stock dividend	$906	$—	$—	$—	$906
Net income (loss) available to common stockholders	$(21,217)	$(3,996)	$(4,176)	$8,172	$(21,217)

(1) General and administrative expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$25,399	$96,663	$(24,873)	$97,189
Operating expenses	—	25,505	84,048	(24,873)	84,680
Depreciation and amortization	—	22,300	12,174	—	34,474
Total operating gross margin (loss)	—	(22,406)	441	—	(21,965)
General and administrative expense (1)	(92)	(2,759)	(4,573)	—	(7,424)
Gain (loss) on disposition of assets, net	—	(12)	(175)	—	(187)
Total operating income (loss)	(92)	(25,177)	(4,307)	—	(29,576)
Other income (expense):
Interest expense	(11,700)	(56)	504	237	(11,015)
Interest income	189	157	(100)	(237)	9
Other	—	15	(366)	—	(351)
Equity in net earnings of subsidiaries	(24,887)	—	—	24,887	—
Total other income (expense)	(36,398)	116	38	24,887	(11,357)
Income (loss) before income taxes	(36,490)	(25,061)	(4,269)	24,887	(40,933)
Income tax expense (benefit)	9,738	(6,652)	2,209	—	5,295
Net income (loss)	(46,228)	(18,409)	(6,478)	24,887	(46,228)

(1) General and administrative expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$116,203	$262,293	$(52,310)	$326,186
Operating expenses	—	70,362	245,523	(52,310)	263,575
Depreciation and amortization	—	61,483	31,768	—	93,251
Total operating gross margin (loss)	—	(15,642)	(14,998)	—	(30,640)
General and administrative expense (1)	(244)	(19,996)	(336)	—	(20,576)
Gain (loss) on disposition of assets, net	—	(242)	(126)	—	(368)
Total operating income (loss)	(244)	(35,880)	(15,460)	—	(51,584)
Other income (expense):
Interest expense	(35,221)	(175)	(5,971)	8,335	(33,032)
Interest income	592	563	7,340	(8,335)	160
Other	—	59	393	—	452
Equity in net earnings of subsidiaries	(45,774)	—	—	45,774	—
Total other income (expense)	(80,403)	447	1,762	45,774	(32,420)
Income (loss) before income taxes	(80,647)	(35,433)	(13,698)	45,774	(84,004)
Total income tax expense (benefit)	9,361	(7,150)	3,793	—	6,004
Net income (loss)	(90,008)	(28,283)	(17,491)	45,774	(90,008)
Less: Mandatory convertible preferred stock dividend	2,145	—	—	—	2,145
Net income (loss) available to common stockholders	$(92,153)	$(28,283)	$(17,491)	$45,774	$(92,153)

(1) General and administrative expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Total revenues	$—	$107,368	$292,034	$(66,423)	$332,979
Operating expenses	—	83,917	264,498	(66,423)	281,992
Depreciation and amortization	—	68,739	37,866	—	106,605
Total operating gross margin (loss)	—	(45,288)	(10,330)	—	(55,618)
General and administrative expense (1)	(291)	(20,199)	(4,710)	—	(25,200)
Gain (loss) on disposition of assets, net	—	141	(390)	—	(249)
Total operating income (loss)	(291)	(65,346)	(15,430)	—	(81,067)
Other income (expense):
Interest expense	(36,452)	(537)	(4,646)	6,871	(34,764)
Interest income	584	515	5,820	(6,871)	48
Other	—	488	1,288	—	1,776
Equity in net earnings of subsidiaries	(65,679)	—	—	65,679	—
Total other income (expense)	(101,547)	466	2,462	65,679	(32,940)
Income (loss) before income taxes	(101,838)	(64,880)	(12,968)	65,679	(114,007)
Income tax expense (benefit)	80,047	(15,656)	3,487	—	67,878
Net income (loss)	(181,885)	(49,224)	(16,455)	65,679	(181,885)

(1) General and administrative expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(20,311)	$(3,996)	$(4,176)	$8,172	$(20,311)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	170	—	170
Currency translation difference on foreign currency net investments	—	—	1,217	—	1,217
Total other comprehensive income (loss), net of tax:	—	—	1,387	—	1,387
Comprehensive income (loss)	$(20,311)	$(3,996)	$(2,789)	$8,172	$(18,924)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(46,228)	$(18,409)	$(6,478)	$24,887	$(46,228)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	116	—	116
Currency translation difference on foreign currency net investments	—	—	(740)	—	(740)
Total other comprehensive income (loss), net of tax:	—	—	(624)	—	(624)
Comprehensive income (loss)	(46,228)	(18,409)	(7,102)	24,887	(46,852)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(90,008)	$(28,283)	$(17,491)	$45,774	$(90,008)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	438	—	438
Currency translation difference on foreign currency net investments	—	—	2,666	—	2,666
Total other comprehensive income (loss), net of tax:	—	—	3,104	—	3,104
Comprehensive income (loss)	$(90,008)	$(28,283)	$(14,387)	$45,774	$(86,904)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(181,885)	$(49,224)	$(16,455)	$65,679	$(181,885)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	311	—	311
Currency translation difference on foreign currency net investments	—	—	(4,506)	—	(4,506)
Total other comprehensive income (loss), net of tax:	—	—	(4,195)	—	(4,195)
Comprehensive income (loss)	(181,885)	(49,224)	(20,650)	65,679	(186,080)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(90,008)	$(28,283)	$(17,491)	$45,774	$(90,008)
Adjustments to reconcile net income (loss):
Depreciation and amortization	—	61,483	31,768	—	93,251
(Gain) loss on disposition of assets	—	242	126	—	368
Deferred income tax expense (benefit)	(14,138)	12,217	1,327	—	(594)
Expenses not requiring cash	4,479	(45)	1,465	—	5,899
Equity in net earnings of subsidiaries	45,774	—	—	(45,774)	—
Change in assets and liabilities:
Accounts and notes receivable	—	(18,515)	3,607	—	(14,908)
Other assets	(34,318)	26,426	7,567	—	(325)
Accounts payable and accrued liabilities	(57,275)	42,116	(3,361)	—	(18,520)
Accrued income taxes	76,281	(57,261)	(18,589)	—	431
Net cash provided by (used in) operating activities	(69,205)	38,380	6,419	—	(24,406)

Cash flows from investing activities:
Capital expenditures	—	(35,301)	(9,535)	—	(44,836)
Proceeds from the sale of assets	—	26	296	—	322
Net cash provided by (used in) investing activities	—	(35,275)	(9,239)	—	(44,514)

Cash flows from financing activities:
Proceeds from the issuance of common stock	25,200	—	—	—	25,200
Proceeds from the issuance of mandatory convertible preferred stock	50,000	—	—	—	50,000
Payment of equity issuance costs	(2,864)	—	—	—	(2,864)
Mandatory convertible preferred stock dividend	(1,239)	—	—	—	(1,239)
Shares surrendered in lieu of tax	(829)	—	—	—	(829)
Intercompany advances, net	—	—	—	—	—
Net cash provided by (used in) financing activities	70,268	—	—	—	70,268

Net increase (decrease) in cash and cash equivalents	1,063	3,105	(2,820)	—	1,348
Cash and cash equivalents, beginning of year	65,000	14,365	40,326	—	119,691
Cash and cash equivalents, end of period	$66,063	$17,470	$37,506	$—	$121,039

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(181,885)	$(49,224)	$(16,455)	$65,679	$(181,885)
Adjustments to reconcile net income (loss)
Depreciation and amortization	—	68,739	37,866	—	106,605
Accretion of contingent consideration	—	419	—	—	419
(Gain) loss on debt modification	1,088	—	—	—	1,088
(Gain) loss on disposition of assets	—	(141)	390	—	249
Deferred income tax expense (benefit)	46,773	12,693	1,733	—	61,199
Excess tax benefit (expense) from stock-based compensation	(1,751)	—	—	—	(1,751)
Expenses not requiring cash	5,181	(505)	(7,681)	—	(3,005)
Equity in net earnings of subsidiaries	65,679	—	—	(65,679)	—
Change in assets and liabilities:
Accounts and notes receivable	—	26,956	17,843	—	44,799
Other assets	(113,372)	119,703	(3,049)	—	3,282
Accounts payable and accrued liabilities	(7,079)	(16,486)	(7,025)	—	(30,590)
Accrued income taxes	33,313	(27,191)	(8,114)	—	(1,992)
Net cash provided by (used in) operating activities	(152,053)	134,963	15,508	—	(1,582)

Cash flows from investing activities:
Capital expenditures	—	(10,121)	(10,873)	—	(20,994)
Proceeds from the sale of assets	—	435	1,861	—	2,296
Net cash provided by (used in) investing activities	—	(9,686)	(9,012)	—	(18,698)

Cash flows from financing activities:
Payment for noncontrolling interest	(3,375)	—	—	—	(3,375)
Payment of contingent consideration	—	(6,000)	—	—	(6,000)
Shares surrendered in lieu of tax	(1,026)	—	—	—	(1,026)
Intercompany advances, net	136,511	(119,447)	(17,064)	—	—
Net cash provided by (used in) financing activities	132,110	(125,447)	(17,064)	—	(10,401)

Net increase (decrease) in cash and cash equivalents	(19,943)	(170)	(10,568)	—	(30,681)
Cash and cash equivalents, beginning of year	73,985	13,854	46,455	—	134,294
Cash and cash equivalents, end of period	$54,042	$13,684	$35,887	$—	$103,613

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
Historical market indicators are listed below:

	Nine Months Ended September 30,
	2017	2016	% Change
Worldwide Rig Count (1)
U.S. (land and offshore)	859	485	77%
International (2)	948	965	(2)%
Commodity Prices (3)
Crude Oil (United Kingdom Brent)	$52.51	43.17	22%
Crude Oil (West Texas Intermediate)	$49.36	41.53	19%
Natural Gas (Henry Hub)	$3.05	2.35	30%
(1) Estimate of drilling activity measured by the average active rig count for the periods indicated - Source: Baker Hughes Rig Count.
(2) Excludes Canadian Rig Count.
(3) Average daily commodity prices for the periods indicated based on NYMEX front-month composite energy prices.
Financial Results
Our revenues for the 2017 third quarter increased 21.7 percent to $118.3 million from $97.2 million for the 2016 third quarter. Operating gross margin increased $22.1 million to $0.1 million for the three months ended September 30, 2017 compared with a loss of $22.0 million for the three months ended September 30, 2016. Overall, it was a strong quarter for the Company, which reflected a continuation of the momentum we saw during the first half of 2017.
Comparing our 2017 third quarter results with our 2016 third quarter results, the largest contributor to our revenue and operating margin increases was our U.S. Rental Tools segment, where revenues increased 138.0 percent and operating gross margin excluding depreciation and amortization increased more than three-fold to $19.6 million. The increases were primarily driven by higher U.S. land rentals associated with continued improved customer activity. Our U.S. (Lower 48) Drilling segment revenues also increased over two hundred percent as utilization increased to 17.0 percent in the 2017 third quarter compared with 6.0 percent in the 2016 third quarter. This segment’s operating gross margin excluding depreciation and amortization increased significantly as it benefited from the increase in revenues and continued impact of cost savings initiatives. Our International & Alaska Drilling segment experienced a 4.0 percent decline in revenues primarily driven by a decrease in reimbursable revenues and a 9.1 percent decline in operating gross margins excluding depreciation and amortization. These decreases were driven primarily by lower reimbursable revenues in addition to a reduction in project services activities and a decline in utilization. Our International Rental Tools segment revenues and gross margin excluding depreciation and amortization remained relatively flat in the 2017 third quarter compared to the 2016 third quarter.
Outlook
We believe market conditions are gradually becoming more favorable, and this will give rise to stronger demand for oilfield services. However, longer-term improvement will likely be impacted by shorter-term volatility which is expected to be reflected in lower fourth quarter results compared to the third quarter of 2017.
In our U.S. (Lower 48) Drilling segment, for the 2017 fourth quarter we expect utilization will be down relative to the third quarter, primarily driven by seasonality. In our International & Alaska Drilling segment, we believe fourth quarter revenues will likely decline compared with the third quarter primarily driven by a Parker-owned rig in Sakhalin transitioning from an operating to a standby rate. Gross margin excluding depreciation and amortization for the segment is expected to be flat quarter-on-quarter as operating expenses are reduced in-line with the reduced activity. Our Alaska rig that has been on standby since last summer will not have its contract renewed in December. This rig will not incur any additional stacking or demobilization expenses as this rig has already been on standby. Our second, and currently active, rig is anticipated to operate until operations cease under the current contract in the first half of the year. We anticipate it will return to work in late 2018. Collectively, the reduced activity of both rigs could impact 2018 gross margin excluding depreciation and amortization by $10 million to $20 million dollars. We are actively pursuing additional opportunities that may offset some of this potential reduction; however, there can be no assurance that such opportunities will come to fruition.
In the U.S. Rental Tools segment, we expect revenues and gross margin to pull back slightly. Although U.S. land activity is expected to remain steady, deepwater activity has seen a substantial reduction since the strong round of completion activity we saw during the third quarter. For our International Rental Tools segment, we expect revenues and gross margin to improve in the fourth quarter due to increased activity in the Middle East and Latin America.
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
Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016
Revenues increased $21.1 million, or 21.7 percent, to $118.3 million for the three months ended September 30, 2017 compared with revenues of $97.2 million for the three months ended September 30, 2016. Operating gross margin increased $22.1 million to a gain of $0.1 million for the three months ended September 30, 2017 compared with a loss of $22.0 million for the three months ended September 30, 2016.
    The following table presents our operating results for the comparable periods by reportable segment:

	Three Months Ended September 30,
Dollars in Thousands	2017		2016
Revenues:
Drilling Services:
U.S. (Lower 48) Drilling	$4,585	4%	$1,431	2%
International & Alaska Drilling	62,726	53%	65,307	67%
Total Drilling Services	67,311	57%	66,738	69%
Rental Tools Services:
U.S. Rental Tools	35,677	30%	14,967	15%
International Rental Tools	15,320	13%	15,484	16%
Total Rental Tools Services	50,997	43%	30,451	31%
Total revenues	118,308	100%	97,189	100%
Operating gross margin (loss) excluding depreciation and amortization:
Drilling Services:
U.S. (Lower 48) Drilling	(467)	n/m	(3,681)	n/m
International & Alaska Drilling	12,381	20%	13,625	21%
Total Drilling Services	11,914	18%	9,944	15%
Rental Tools Services:
U.S. Rental Tools	19,591	55%	4,221	28%
International Rental Tools	(1,317)	n/m	(1,656)	n/m
Total Rental Tools Services	18,274	36%	2,565	8%
Total operating gross margin (loss) excluding depreciation and amortization	30,188	26%	12,509	13%
Depreciation and amortization	(30,067)		(34,474)
Total operating gross margin (loss)	121		(21,965)
General and administrative expense	(7,033)		(7,424)
Gain (loss) on disposition of assets, net	97		(187)
Total operating income (loss)	$(6,815)		$(29,576)
Operating gross margin (loss) amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	U.S. (Lower 48) Drilling	International & Alaska Drilling	U.S. Rental Tools	International Rental Tools	Total
Three Months Ended September 30, 2017
Operating gross margin (loss) (1)	$(3,516)	$1,082	$8,556	$(6,001)	$121
Depreciation and amortization	3,049	11,299	11,035	4,684	30,067
Operating gross margin (loss) excluding depreciation and amortization	$(467)	$12,381	$19,591	$(1,317)	$30,188
Three Months Ended September 30, 2016
Operating gross margin (loss) (1)	$(8,686)	$71	$(6,645)	$(6,705)	$(21,965)
Depreciation and amortization	5,005	13,554	10,866	5,049	34,474
Operating gross margin (loss) excluding depreciation and amortization	$(3,681)	$13,625	$4,221	$(1,656)	$12,509

(1)	Operating gross margin (loss) is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

The following table presents our average utilization rates and rigs available for service for the three months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,
	2017	2016
U.S. (Lower 48) Drilling
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	17%	6%
International & Alaska Drilling
Eastern Hemisphere
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	42%	37%
Latin America Region
Rigs available for service (1)	7.0	7.0
Utilization rate of rigs available for service (2)	14%	22%
Alaska
Rigs available for service (1)	2.0	2.0
Utilization rate of rigs available for service (2)	100%	100%
Total International & Alaska Drilling
Rigs available for service (1)	22.0	22.0
Utilization rate of rigs available for service (2)	38%	38%

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

Drilling Services Business
U.S. (Lower 48) Drilling
U.S. (Lower 48) Drilling segment revenues increased $3.2 million, to $4.6 million for the third quarter of 2017 compared with revenues of $1.4 million for the third quarter of 2016. The increase was primarily due to an increase in utilization to 17.0 percent for the quarter ended September 30, 2017 from 6.0 percent for the quarter ended September 30, 2016 as well as a moderate increase in revenues per day for certain barge rigs.
U.S. (Lower 48) Drilling segment operating gross margin excluding depreciation and amortization improved $3.2 million, or 86.5 percent, to a loss of $0.5 million for the third quarter of 2017 compared with a loss of $3.7 million for the third quarter of 2016. The improvement was primarily due to the increase in utilization and revenues per day discussed above.
International & Alaska Drilling
International & Alaska Drilling segment revenues decreased $2.6 million, or 4.0 percent, to $62.7 million for the third quarter of 2017 compared with $65.3 million for the third quarter of 2016. The decrease was primarily due to a decrease of $3.2 million in revenues from reimbursable costs (“reimbursable revenues”), which reduced revenues but had minimal impact on operating margins. Additionally, a decrease in our project services activities and a decline in utilization in Latin America resulted in a combined $2.8 million decrease in revenues. The decline in revenues was partially offset by an increase in revenues of approximately $3.2 million driven by higher revenues per day resulting from certain customer-owned rigs and Company-owned rigs shifting to operating mode during 2017 compared with standby mode during 2016.
International & Alaska Drilling segment operating gross margin excluding depreciation and amortization decreased $1.2 million, or 8.8 percent, to $12.4 million for the third quarter of 2017 compared with $13.6 million for the third quarter of 2016. The decrease in operating gross margin excluding depreciation and amortization was primarily due to an increase in operating expenses driven by customer-owned rigs returning to service and a decrease in project service revenues, partially offset by higher revenues per day.
Rental Tools Services Business
U.S. Rental Tools
U.S. Rental Tools segment revenues increased $20.7 million, or 138.0 percent, to $35.7 million for the third quarter of 2017 compared with $15.0 million for the third quarter of 2016. The increase was primarily driven by an increase in U.S. land rentals due to improved customer activity in addition to the increase in offshore GOM rental revenues.
U.S. Rental Tools segment operating gross margin excluding depreciation and amortization increased $15.4 million, or 366.7 percent, to $19.6 million for the third quarter of 2017 compared with $4.2 million for the third quarter of 2016. The increase was primarily due to the increase in revenues discussed above.
International Rental Tools
International Rental Tools segment revenues decreased $0.2 million, or 1.3 percent, to $15.3 million for the third quarter of 2017 compared with $15.5 million for the third quarter of 2016. The decrease was primarily attributable to decreased customer activity primarily in Europe onshore rentals.
International Rental Tools segment operating gross margin excluding depreciation and amortization improved $0.4 million, or 23.5 percent, to a loss of $1.3 million for the third quarter of 2017 compared with a loss of $1.7 million for the third quarter of 2016. The improvement was due to lower operating costs resulting from organizational efficiency initiatives.
Other Financial Data
General and administrative expense
General and administrative expense decreased $0.4 million to $7.0 million for the third quarter of 2017 compared with $7.4 million for the third quarter of 2016 primarily due to a reduction in incentive compensation and the continued benefit from cost savings initiatives.
Gain (loss) on disposition of assets
Net gains recognized on asset dispositions were $0.1 million for the third quarter of 2017 compared with a loss of $0.2 million for the third quarter of 2016. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Interest income and expense
Interest expense was relatively flat at $11.1 million for the third quarter of 2017 compared with $11.0 million for the third quarter of 2016. Interest income was $0.1 million for the third quarter of 2017 compared with a nominal amount for the third quarter of 2016.
Other income and expense
Other income and expense was $0.6 million of expense for the third quarter of 2017 compared with $0.4 million of expense for the third quarter of 2016. Activity in both periods primarily included the impact of foreign currency fluctuations.
Income tax expense (benefit)
During the third quarter of 2017, we had income tax expense of $1.9 million compared with income tax expense of $5.3 million during the third quarter of 2016. Despite the pre-tax loss for the third quarter of 2017, we recognized income tax expense due to the jurisdictional mix of income and loss during the period, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016
Revenues decreased $6.8 million, or 2.0 percent, to $326.2 million for the nine months ended September 30, 2017 compared with revenues of $333.0 million for the nine months ended September 30, 2016. Operating gross margin increased $25.0 million to a loss of $30.6 million for the nine months ended September 30, 2017 compared with a loss of $55.6 million for the nine months ended September 30, 2016.
    The following table presents our operating results for the comparable periods by reportable segment:

	Nine Months Ended September 30,
Dollars in Thousands	2017		2016
Revenues:
Drilling Services:
U.S. (Lower 48) Drilling	$10,843	3%	$4,581	1%
International & Alaska Drilling	186,606	58%	225,854	68%
Total Drilling Services	197,449	61%	230,435	69%
Rental Tools Services:
U.S. Rental Tools	85,613	26%	55,483	17%
International Rental Tools	43,124	13%	47,061	14%
Total Rental Tools Services	128,737	39%	102,544	31%
Total revenues	326,186	100%	332,979	100%
Operating gross margin (loss) excluding depreciation and amortization:
Drilling Services:
U.S. (Lower 48) Drilling	(4,476)	n/m	(10,920)	n/m
International & Alaska Drilling	32,673	18%	50,337	22%
Total Drilling Services	28,197	14%	39,417	17%
Rental Tools Services:
U.S. Rental Tools	40,099	47%	17,368	31%
International Rental Tools	(5,685)	n/m	(5,798)	n/m
Total Rental Tools Services	34,414	27%	11,570	11%
Total operating gross margin (loss) excluding depreciation and amortization	62,611	19%	50,987	15%
Depreciation and amortization	(93,251)		(106,605)
Total operating gross margin (loss)	(30,640)		(55,618)
General and administrative expense	(20,576)		(25,200)
Gain (loss) on disposition of assets, net	(368)		(249)
Total operating income (loss)	$(51,584)		$(81,067)

Operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	U.S. (Lower 48) Drilling	International & Alaska Drilling	U.S. Rental Tools	International Rental Tools	Total
Nine Months Ended September 30, 2017
Operating gross margin (loss) (1)	$(15,278)	$(3,461)	$7,746	$(19,647)	$(30,640)
Depreciation and amortization	10,802	36,134	32,353	13,962	93,251
Operating gross margin (loss) excluding depreciation and amortization	$(4,476)	$32,673	$40,099	$(5,685)	$62,611
Nine Months Ended September 30, 2016
Operating gross margin (loss) (1)	$(26,257)	$8,347	$(16,069)	$(21,639)	$(55,618)
Depreciation and amortization	15,337	41,990	33,437	15,841	106,605
Operating gross margin (loss) excluding depreciation and amortization	$(10,920)	$50,337	$17,368	$(5,798)	$50,987

(1)	Operating gross margin (loss) is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
The following table presents our average utilization rates and rigs available for service for the nine months ended September 30, 2017 and 2016, respectively:

	Nine Months Ended September 30,
	2017	2016
U.S. (Lower 48) Drilling
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	14%	6%
International & Alaska Drilling
Eastern Hemisphere
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	35%	41%
Latin America Region
Rigs available for service (1)	7.0	7.0
Utilization rate of rigs available for service (2)	14%	26%
Alaska
Rigs available for service (1)	2.0	2.0
Utilization rate of rigs available for service (2)	100%	100%
Total International & Alaska Drilling
Rigs available for service (1)	22.0	22.0
Utilization rate of rigs available for service (2)	34%	42%

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

Drilling Services Business
U.S. (Lower 48) Drilling
U.S. (Lower 48) Drilling segment revenues increased $6.2 million, or 134.8 percent, to $10.8 million for the nine months ended September 30, 2017 compared with revenues of $4.6 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in utilization to 14.0 percent for the nine months ended September 30, 2017 from 6.0 percent for the nine months ended September 30, 2016 as well as a moderate increase in revenues per day for certain barge rigs.
U.S. (Lower 48) Drilling segment operating gross margin excluding depreciation and amortization increased $6.4 million, or 58.7 percent, to a loss of $4.5 million for the nine months ended September 30, 2017 compared with a loss of $10.9 million for the nine months ended September 30, 2016. The improvement was primarily due to the increase in utilization discussed above and reduced costs resulting from organizational efficiency initiatives.
International & Alaska Drilling
International & Alaska Drilling segment revenues decreased $39.3 million, or 17.4 percent, to $186.6 million for the nine months ended September 30, 2017 compared with $225.9 million for the nine months ended September 30, 2016.
The decrease in revenues was primarily due to the following:

•	a decrease of $22.0 million in revenues related to our project services activities;

•	a decrease in reimbursable revenues of $10.6 million, which decreased revenues but had a minimal impact on operating margins;

•
a decrease of $7.7 million resulting from decreased utilization for Company-owned rigs driven by the continued impact of low oil prices resulting in reduced customer activity. Utilization for the segment decreased to 34.0 percent for the nine months ended September 30, 2017 from 42.0 percent for the nine months ended September 30, 2016;

•	a decrease of $5.0 million in revenues earned from mobilization and demobilization activities; and

•	a decrease of $2.2 million driven by a decline in revenues per day resulting from certain Company-owned rigs shifting to standby mode during 2017 compared with operating mode during 2016.
The decrease in revenues was partially offset by an increase of $10.0 million primarily driven by O&M activities associated with the Hibernia platform located off the Atlantic Coast of Canada.
International & Alaska Drilling segment operating gross margin excluding depreciation and amortization decreased $17.6 million, or 35.0 percent, to $32.7 million for the nine months ended September 30, 2017 compared with $50.3 million for the nine months ended September 30, 2016. The decrease in operating gross margin excluding depreciation and amortization was primarily due to a decrease in project services activities and the impact of reduced utilization and revenues per day discussed above.
Rental Tools Services Business
U.S. Rental Tools
U.S. Rental Tools segment revenues increased $30.1 million, or 54.2 percent, to $85.6 million for the nine months ended September 30, 2017 compared with $55.5 million for the nine months ended September 30, 2016. The increase was primarily driven by an increase in U.S. land rentals due to improved customer activity, partially offset by a decline in offshore GOM rental revenues.
U.S. Rental Tools segment operating gross margin excluding depreciation and amortization increased $22.7 million, or 130.5 percent, to $40.1 million for the nine months ended September 30, 2017 compared with $17.4 million for the nine months ended September 30, 2016. The increase was primarily due to the increase in revenues discussed above.

International Rental Tools
International Rental Tools segment revenues decreased $4.0 million, or 8.5 percent, to $43.1 million for the nine months ended September 30, 2017 compared with $47.1 million for the nine months ended September 30, 2016. The decrease was primarily attributable to a decline in offshore rental revenue and the continued reduction in customer activity and price erosion over this period, impacting international land rental revenues.
International Rental Tools segment operating gross margin excluding depreciation and amortization remained relatively flat with a loss of $5.7 million for the nine months ended September 30, 2017 compared with a loss of $5.8 million for the nine months ended September 30, 2016.
Other Financial Data
General and administrative expense
General and administrative expense decreased $4.6 million to $20.6 million for the nine months ended September 30, 2017 compared with $25.2 million for the nine months ended September 30, 2016. General and administrative expense for the nine months ended September 30, 2017 benefited from a reduction in incentive compensation and professional fees.
Gain (loss) on disposition of assets
Net losses recognized on asset dispositions were $0.4 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Interest income and expense
Interest expense decreased $1.8 million to $33.0 million for the nine months ended September 30, 2017 compared with $34.8 million for the nine months ended September 30, 2016. The decrease in interest expense was primarily related to the write off of $1.1 million of debt issuance costs during the second quarter of 2016 in conjunction with the execution of the an amendment to our revolving credit facility. Interest income was 0.2 million for the nine months ended September 30, 2017 compared with a nominal amount for the nine months ended September 30, 2016.
Other income and expense
Other income was $0.5 million and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively. Other income for both periods included the impact of foreign currency fluctuations. Additionally, other income for the nine months ended September 30, 2016 benefited from a reclassification of $1.9 million of realized foreign currency translation gains from accumulated other comprehensive income.
Income tax expense (benefit)
During the nine months ended September 30, 2017, we had income tax expense of $6.0 million compared with income tax expense of $67.9 million during the nine months ended September 30, 2016.  Despite the pre-tax loss for the nine months ended September 30, 2017, we recognized income tax expense due to the jurisdictional mix of income and loss during the period, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances. During the nine months ended September 30, 2016, we recognized income tax expense of $67.9 million as a result of recording valuation allowances against our U.S. domestic deferred tax assets, which primarily consist of U.S. federal net operating losses.
Backlog
Backlog is our estimate of the dollar amount of revenues we expect to realize in the future as a result of executing awarded drilling contracts. The Company’s backlog of firm orders was approximately $257 million at September 30, 2017 and $421 million at September 30, 2016, and is primarily attributable to the International & Alaska Drilling segment of our Drilling Services business. We estimate that, as of September 30, 2017, 17.0 percent of our backlog will be recognized as revenues within the fiscal year.
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
Liquidity
The following table provides a summary of our total liquidity:

September 30, 2017
Dollars in thousands
Cash and cash equivalents on hand (1)	$121,039
Availability under Revolver (2)	94,659
Total liquidity	$215,698
(1) As of September 30, 2017, approximately $37.5 million of the $121.0 million of cash and equivalents was held by our foreign subsidiaries.
(2) Availability under the undrawn $100 million Revolver was reduced by $5.3 million comprised of $5.3 million of letters of credit outstanding and a nominal reduction in availability due to our Senior Secured Leverage Ratio covenant. As of September 30, 2017, we were in compliance with all covenants contained in the 2015 Secured Credit Agreement.
The earnings of foreign subsidiaries as of September 30, 2017 were reinvested to fund our international operations.  If in the future we decide to repatriate earnings to the United States, the Company may be required to pay taxes on these amounts based on applicable United States tax law, which could reduce the liquidity of the Company at that time.
We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements or guarantees of third-party financial obligations. As of September 30, 2017, we have no energy, commodity, or foreign currency derivative contracts.
Cash Flow Activity
As of September 30, 2017, we had cash and cash equivalents of $121.0 million, an increase of $1.3 million from cash and cash equivalents of $119.7 million at December 31, 2016. The following table provides a summary of our cash flow activity:

	Nine Months Ended September 30,
Dollars in thousands	2017	2016
Operating activities	$(24,406)	$(1,582)
Investing activities	(44,514)	(18,698)
Financing activities	70,268	(10,401)
Net change in cash and cash equivalents	$1,348	$(30,681)

Operating Activities
Cash flows from operating activities were a use of $24.4 million and $1.6 million for the nine months ended September 30, 2017 and 2016, respectively. Cash flows from operating activities in each period were largely impacted by our earnings and changes in working capital. Changes in working capital were a use of cash of $33.3 million for the nine months ended September 30, 2017 compared with a source of cash of $15.5 million for the nine months ended September 30, 2016. In addition to the impact of earnings and working capital changes, cash flows from operating activities in each period were impacted by non-cash charges such as depreciation expense, losses on asset sales, deferred tax expenses and benefits, stock-based awards activity, and amortization of debt issuance costs.
Historically, we have reinvested a substantial portion of our operating cash flows to enhance our fleet of drilling rigs and our rental tools equipment inventory. It is our long term intention to utilize our operating cash flows to fund maintenance and growth of our rental tool assets and drilling rigs; however, given the decline in demand in the oil and natural gas services market over the past few years, our short-term focus is to preserve liquidity by managing our costs and capital expenditures. While the overall market for oilfield services remains challenging, we are beginning to see recovery in the market that is expected to continue to shift working capital into a use of cash and drive increased capital spending as we pursue attractive investment opportunities.
Investing Activities
Cash flows from investing activities were a use of $44.5 million and $18.7 million for the nine months ended September 30, 2017 and 2016, respectively. Our primary uses of cash during the nine months ended September 30, 2017 and 2016 were $44.8 million and $21.0 million, respectively, for capital expenditures. Capital expenditures in each period were primarily for tubular and other products for our Rental Tools Services business and for rig-related maintenance.
Financing Activities
Cash flows from financing activities were a source of $70.3 million for the nine months ended September 30, 2017, primarily related to the issuances of common stock and Convertible Preferred Stock, which yielded combined proceeds of $72.3 million, net of underwriting discount and offering expenses. Additionally during the nine months ended September 30, 2017, the Company paid dividends of $1.2 million on our Convertible Preferred Stock. For the 2016 comparable period, cash flows from financing activities were a use of $10.4 million primarily due to payment of $6.0 million of the contingent consideration related to the April 2015 acquisition of a business and $3.4 million in connection with the final payment of the purchase price for the remaining noncontrolling interest of ITS Arabia Limited.
Long-Term Debt Summary
Our principal amount of long-term debt, including current portion, was $577.6 million as of September 30, 2017 which consisted of:
•$360.0 million aggregate principal amount of 6.75% Notes; and
•$225.0 million aggregate principal amount of 7.50% Notes; less
•$7.5 million of unamortized debt issuance costs
6.75% Senior Notes, due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of 6.75% Senior Notes, due July 2022 (6.75% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and our 7.50% Senior Notes due August 2020 (7.50% Notes, and collectively with the 6.75% Notes, the Senior Notes). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($4.8 million net of amortization as of September 30, 2017) are being amortized over the term of the notes using the effective interest rate method.
On or after January 15, 2018, we may redeem all or a part of the 6.75% Notes upon appropriate notice, at a redemption price of 103.375 percent of the principal amount, and at redemption prices decreasing each year thereafter to par beginning January 15, 2020. If we experience certain changes in control, we must offer to repurchase the 6.75% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
7.50% Senior Notes, due August 2020
On July 30, 2013, we issued $225.0 million aggregate principal amount of the 7.50% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($2.6 million, net of amortization as of September 30, 2017) are being amortized over the term of the notes using the effective interest rate method.
We may redeem all or a part of the 7.50% Notes upon appropriate notice, at redemption prices decreasing each year after August 1, 2016 to par beginning August 1, 2018. As of September 30, 2017, the redemption price is 101.875 percent and we have not made any redemptions to date. If we experience certain changes in control, we must offer to repurchase the 7.50% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
The maximum permitted Senior Secured Leverage Ratio was 1.75:1.00 for the fiscal quarter ending September 30, 2017, decreases to 1.50:1.00 in the fourth quarter of 2017 and remains at 1.50:1.00 thereafter. The Asset Coverage Ratio covenant, currently at 1.10:1.00, increases to 1.25: 1.00 in the fourth quarter of 2017 and remains at 1.25:1.00 thereafter. The Consolidated Interest Coverage Ratio covenant will be reinstated in the fourth quarter of 2017 with the ratio established at 1.00:1.00, which increases by 0.25 each subsequent quarter until reaching 2.00:1.00 in the fourth quarter of 2018, and remains at 2.00:1.00 thereafter. The Leverage Ratio covenant will be reinstated in the fourth quarter of 2018 with the ratio established at 4.25:1.00.
On February 21, 2017, we executed the fourth amendment to the 2015 Secured Credit Agreement (the Fourth Amendment) which, among other things, permits the sale and issuance of certain equity interests of the Company, including the Convertible Preferred Stock, and permits the Company to pay dividends on the Convertible Preferred Stock, up to certain aggregate amounts specified therein. The debt issuance costs incurred relating to the Fourth Amendment were nominal. Debt issuance costs remaining as of September 30, 2017 were $0.9 million which are being amortized through January 2020 on a straight line basis.
Our obligations under the 2015 Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, certain U.S.-based rental equipment of the Company and its subsidiary guarantors and the equity interests of certain of the Company’s subsidiaries. The 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness, liens, restrictions on entry into certain affiliate transactions and payments (including payment of dividends) and maintenance of certain ratios and coverage tests. As of September 30, 2017, we were in compliance with all covenants contained in the 2015 Secured Credit Agreement though our ability to access the full $100 million of the Revolver was restricted to $94.7 million, consisting primarily of $5.3 million in letters of credit outstanding, with a nominal reduction in capacity due to a cap imposed by our Senior Secured Leverage Ratio covenant calculation.

Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Revolving loans are available subject to a quarterly asset coverage ratio calculation based on the Orderly Liquidation Value of certain specified rigs including barge rigs in the GOM and land rigs in Alaska, and certain U.S.-based rental equipment of the Company and its subsidiary guarantors and a percentage of eligible domestic accounts receivable. Letters of credit outstanding against the Revolver as of September 30, 2017 totaled $5.3 million. There were no amounts drawn on the Revolver as of September 30, 2017.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

10.1
Employment Agreement dated September 21, 2017 between Parker Drilling Company and Michael W. Sumruld (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2017).

10.2
Form of Restricted Stock Unit Incentive Agreement to be entered into between Parker Drilling Company and Michael W. Sumruld (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 26, 2017).

12.1	—	Computation of Ratio of Earnings to Fixed Charges.

31.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	Michael W. Sumruld, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d-14(a) Certification.

32.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Section 1350 Certification.

32.2	—	Michael W. Sumruld, Senior Vice President and Chief Financial Officer, Section 1350 Certification.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKER DRILLING COMPANY

Date:	November 2, 2017	By:	/s/ Gary G. Rich
Gary G. Rich Chairman, President and Chief Executive Officer

		By:	/s/ Michael W. Sumruld
Michael W. Sumruld Senior Vice President and Chief Financial Officer