Form 10-Q
period 2018-03-31
PARKER DRILLING CO /DE/
filed 2018-05-02
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2018 there were 139,385,824 common shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,315	$141,549
Accounts and Notes Receivable, net of allowance for bad debts of $7,596 at March 31, 2018 and $7,564 at December 31, 2017	126,685	122,511
Rig materials and supplies	31,822	31,415
Other current assets	20,438	22,361
Total current assets	297,260	317,836
Property, plant and equipment, net of accumulated depreciation of $1,353,509 at March 31, 2018 and $1,343,105 at December 31, 2017	610,744	625,771
Goodwill (Note 2)	6,708	6,708
Intangible assets, net (Note 2)	6,551	7,128
Deferred income taxes	1,826	1,284
Other noncurrent assets	28,041	31,552
Total assets	$951,130	$990,279
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$90,372	$99,246
Accrued income taxes	4,191	4,430
Total current liabilities	94,563	103,676
Long-term debt, net of unamortized debt issuance costs of $6,596 at March 31, 2018 and $7,029 at December 31, 2017	578,404	577,971
Other long-term liabilities	11,110	12,433
Long-term deferred tax liability	78	78
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred Stock, $1.00 par value, 1,942,000 shares authorized, 7.25% Series A Mandatory Convertible, 500,000 shares issued and outstanding	500	500
Common Stock, $0.16 2/3 par value, authorized 280,000,000 shares, issued and outstanding, 139,249,563 shares (138,935,734 shares in 2017)	23,192	23,140
Capital in excess of par value	744,644	744,746
Accumulated deficit	(497,549)	(468,753)
Accumulated other comprehensive income (loss)	(3,812)	(3,512)
Total stockholders' equity	266,975	296,121
Total liabilities and stockholders' equity	$951,130	$990,279

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$109,675	$98,271
Expenses:
Operating expenses	91,534	85,814
Depreciation and amortization	28,549	32,202
	120,083	118,016
Total operating gross margin (loss)	(10,408)	(19,745)
General and administrative expense	(6,201)	(7,040)
Gain (loss) on disposition of assets, net	343	(352)
Total operating income (loss)	(16,266)	(27,137)
Other income (expense):
Interest expense	(11,240)	(10,870)
Interest income	23	10
Other	291	530
Total other income (expense)	(10,926)	(10,330)
Income (loss) before income taxes	(27,192)	(37,467)
Income tax expense (benefit)	1,604	2,342
Net income (loss)	(28,796)	(39,809)
Less: Mandatory convertible preferred stock dividend	906	—
Net income (loss) available to common stockholders	$(29,702)	$(39,809)
Basic earnings (loss) per common share:	$(0.21)	$(0.31)
Diluted earnings (loss) per common share:	$(0.21)	$(0.31)
Number of common shares used in computing earnings per share:
Basic	138,765,995	130,142,527
Diluted	138,765,995	130,142,527

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Comprehensive income (loss):
Net income (loss)	$(28,796)	$(39,809)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	276	83
Currency translation difference on foreign currency net investments	(576)	763
Total other comprehensive income (loss), net of tax:	(300)	846
Comprehensive income (loss)	(29,096)	(38,963)

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(28,796)	$(39,809)
Adjustments to reconcile net income (loss):
Depreciation and amortization	28,549	32,202
(Gain) loss on disposition of assets	(343)	352
Deferred tax expense (benefit)	(543)	(642)
Expenses not requiring cash	1,107	2,150
Change in assets and liabilities:
Accounts and notes receivable	(4,179)	(4,874)
Other assets	10,011	(2,692)
Accounts payable and accrued liabilities	(17,962)	(15,937)
Accrued income taxes	(48)	1,665
Net cash provided by (used in) operating activities	(12,204)	(27,585)

Cash flows from investing activities:
Capital expenditures	(8,924)	(14,451)
Proceeds from the sale of assets	70	46
Net cash provided by (used in) investing activities	(8,854)	(14,405)

Cash flows from financing activities:
Payments of debt issuance costs	(1,148)	—
Preferred stock dividend	(906)	—
Shares surrendered in lieu of tax	(122)	(352)
Proceeds from the issuance of common stock	—	25,200
Proceeds from the issuance of mandatory convertible preferred stock	—	50,000
Payment of equity issuance costs	—	(2,861)
Net cash provided by (used in) financing activities	(2,176)	71,987

Net increase (decrease) in cash and cash equivalents	(23,234)	29,997
Cash and cash equivalents at beginning of period	141,549	119,691
Cash and cash equivalents at end of period	$118,315	$149,688

Supplemental cash flow information:
Interest paid	$20,588	$20,588
Income taxes paid	$1,996	$1,551
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and Shares in Thousands)
(Unaudited)

	Shares	Preferred Stock	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2017	139,436	$500	$23,310	$(170)	$744,746	$(468,753)	$(3,512)	$296,121
Activity in employees’ stock plans	314	—	52	—	(175)	—	—	(123)
Amortization of stock-based awards	—	—	—	—	979	—	—	979
Mandatory convertible preferred stock dividend	—	—	—	—	(906)	—	—	(906)
Comprehensive Income:
Net income (loss)	—	—	—	—	—	(28,796)	—	(28,796)
Other comprehensive income (loss)	—	—	—	—	—	—	(300)	(300)
Balances, March 31, 2018	139,750	$500	$23,362	$(170)	$744,644	$(497,549)	$(3,812)	$266,975

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 1 - Summary of Significant Accounting Policies
The Consolidated Condensed Financial Statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 are unaudited. In the opinion of Parker Drilling Company (Parker Drilling or the Company), these consolidated condensed financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for their fair presentation for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The consolidated condensed financial statements presented herein should be read in connection with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Nature of Operations — Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. We report our Drilling Services business as two reportable segments: (1) U.S. (Lower 48) Drilling and (2) International & Alaska Drilling. We report our Rental Tools Services business as two reportable segments: (1) U.S. Rental Tools and (2) International Rental Tools. For more details see Note 11 - Reportable Segments.
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
Use of Estimates — The preparation of our consolidated condensed financial statements in accordance with accounting policies generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements, and our revenues and expenses during the periods reported. Estimates are typically used when accounting for certain significant items such as legal or contractual liability accruals, mobilization and deferred mobilization, self-insured medical/dental plans, income taxes and valuation allowance, and other items requiring the use of estimates. Estimates are based on a number of variables which may include third party valuations, historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ from management estimates.
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
Income Taxes — Income taxes are accounted for under the asset and liability method and have been provided for based upon tax laws and rates in effect in the countries in which operations are conducted and income or losses are generated. There is little or no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes as the countries in which we operate have taxation regimes that vary not only with respect to nominal rate, but also in terms of the availability of deductions, credits, and other benefits. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled and the effect of changes in tax rates is recognized in income in the period in which the change is enacted. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In order to determine the amount of deferred tax assets or liabilities, as well as the valuation allowances, we must make estimates and assumptions regarding future taxable income, where rigs will be deployed and other matters. Changes in these estimates and assumptions, including changes in tax laws and other changes impacting our ability to recognize the underlying deferred tax assets, could require us to adjust the valuation allowances.
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized and changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Earnings (Loss) Per Share (EPS) — Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The effects of dilutive securities, stock options, unvested restricted stock, assumed conversion of mandatory convertible preferred stock and convertible debt are included in the diluted EPS calculation, when applicable.
Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and natural gas companies. We generally do not require collateral on our trade receivables. We depend on a limited number of significant customers. Our largest customer, Exxon Neftegas Limited (ENL), constituted approximately 28.6 percent of our consolidated revenues for the three months ended March 31, 2018. Excluding reimbursable revenues of $12.1 million, ENL constituted approximately 20.1 percent of our total consolidated revenues for the three months ended March 31, 2018.
We had deposits in domestic banks in excess of federally insured limits of approximately $76.5 million and $97.6 million, as of March 31, 2018 and December 31, 2017, respectively. In addition, we had uninsured deposits in foreign banks of $45.1 million and $45.6 million as of March 31, 2018 and December 31, 2017, respectively.
Legal and Investigative Matters — We accrue estimates of the probable and estimable costs for the resolution of certain legal and investigative matters. We do not accrue any amounts for other matters for which the liability is not probable and reasonably estimable. Generally, the estimate of probable costs related to these matters is developed in consultation with our legal advisors. The estimates take into consideration factors such as the complexity of the issues, litigation risks and settlement costs. If the actual settlement costs, final judgments, or fines, after appeals, differ from our estimates, our future financial results may be adversely affected.

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
All of the Company’s goodwill and intangible assets are allocated to the International Rental Tools segment.
Goodwill
The change in the carrying amount of goodwill for the period ended March 31, 2018 is as follows:

Dollars in thousands	Goodwill
Balance at December 31, 2017	$6,708
Additions	—
Balance at March 31, 2018	$6,708
Of the total amount of goodwill recognized, zero is expected to be deductible for income tax purposes.
Intangible Assets
Intangible Assets consist of the following:

		Balance at March 31, 2018
Dollars in thousands	Estimated Useful Life (Years)	Gross Carrying Amount	Write-off Due to Disposal	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Developed technology	6	$11,630	$—	$(5,815)	$5,815
Trade names	5	4,940	(332)	(3,872)	736
Total amortized intangible assets		$16,570	$(332)	$(9,687)	$6,551
Amortization expense was $0.6 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively.
Our remaining intangibles amortization expense for the next five years is presented below:

Dollars in thousands	Expected future intangible amortization expense
2018	$1,730
2019	$2,306
2020	$2,030
2021	$485
Beyond 2021	$—

Note 3 - Long-term Debt
The following table illustrates the Company’s current debt portfolio as of March 31, 2018 and December 31, 2017:

Dollars in thousands	March 31, 2018	December 31, 2017
6.75% Senior Notes, due July 2022	$360,000	$360,000
7.50% Senior Notes, due August 2020	225,000	225,000
Total principal	585,000	585,000
Less: unamortized debt issuance costs	(6,596)	(7,029)
Total long-term debt	578,404	577,971
6.75% Senior Notes, due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of 6.75% Senior Notes due July 2022 (6.75% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the Second Amended and Restated Senior Secured Credit Agreement, as amended from time-to-time (2015 Secured Credit Agreement) and our 7.50% Senior Notes, due 2020 (7.50% Notes, and collectively with the 6.75% Notes, the Senior Notes). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($4.4 million net of amortization as of March 31, 2018) are being amortized over the term of the notes using the effective interest rate method.
We may redeem all or a part of the 6.75% Notes upon appropriate notice, at redemption prices decreasing each year after January 15, 2018 to par beginning January 15, 2020. As of March 31, 2018, the redemption price is 103.375 percent and we have not made any redemptions to date. If we experience certain changes in control, we must offer to repurchase the 6.75% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
7.50% Senior Notes, due August 2020
On July 30, 2013, we issued $225.0 million aggregate principal amount of the 7.50% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($2.2 million, net of amortization as of March 31, 2018) are being amortized over the term of the notes using the effective interest rate method.
We may redeem all or a part of the 7.50% Notes upon appropriate notice, at redemption prices decreasing each year after August 1, 2016 to par beginning August 1, 2018. As of March 31, 2018, the redemption price is 101.875 percent and we have not made any redemptions to date. If we experience certain changes in control, we must offer to repurchase the 7.50% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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

2015 Secured Credit Agreement
On January 26, 2015 we entered into the 2015 Secured Credit Agreement. The 2015 Secured Credit Agreement was originally comprised of a $200.0 million revolving credit facility (Revolver), which was reduced to $80.0 million in February 2018. The 2015 Secured Credit Agreement formerly included financial maintenance covenants, including a Leverage Ratio, Consolidated Interest Coverage Ratio, Senior Secured Leverage Ratio, and Asset Coverage Ratio, many of which were suspended beginning in September 2015.
On February 14, 2018, we executed the Fifth Amendment to the 2015 Secured Credit Agreement (the Fifth Amendment) which modified the credit facility to an Asset-Based Lending (ABL) structure and reduced the size of the Revolver from $100.0 million to $80.0 million. The Fifth Amendment eliminated the financial maintenance covenants previously in effect and replaced them with a liquidity covenant of $30.0 million and a monthly borrowing base calculation based on eligible rental equipment and eligible domestic accounts receivable. The liquidity covenant requires the Company to maintain a minimum of $30.0 million of liquidity (defined as availability under the borrowing base and cash on hand), of which $15.0 million is restricted, resulting in a maximum availability at any one time of the lesser of (a) an amount equal to our borrowing base minus $15.0 million, or (b) $65.0 million. Our ability to borrow under the 2015 Secured Credit Agreement is determined by reference to our borrowing base. The Fifth Amendment also allows for refinancing our existing Senior Notes with either secured or unsecured debt, adds the ability for the Company to designate certain of its subsidiaries as “Designated Borrowers” and removes our availability to make certain restricted payments. The debt issuance costs incurred relating to the Fifth Amendment were $1.1 million. Debt issuance costs remaining as of March 31, 2018 were $1.6 million which are being amortized through January 2020 on a straight line basis.
Our obligations under the 2015 Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, certain U.S.-based rental equipment of the Company and its subsidiary guarantors and the equity interests of certain of the Company’s subsidiaries. In addition to the liquidity covenant and borrowing base requirements, the 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness and liens, and restrictions on entry into certain affiliate transactions and payments (including certain payments of dividends). As of March 31, 2018, we were in compliance with all covenants contained in the 2015 Secured Credit Agreement.
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Revolving loans are available subject to a monthly borrowing base calculation. As of March 31, 2018 the borrowing base under the $80.0 million Revolver was $72.6 million, which was further reduced by $15.0 million of restricted liquidity and $5.7 million in supporting letters of credit outstanding, resulting in availability under the revolver of $51.9 million. There were no amounts drawn on the Revolver as of March 31, 2018.

Note 4 - Fair Value of Financial Instruments
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
Fair value of our debt instruments is determined using Level 2 inputs. Fair values and related carrying values of our debt instruments were as follows for the periods indicated:

	March 31, 2018		December 31, 2017
Dollars in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt
6.75% Notes	$360,000	$279,900	$360,000	$296,100
7.50% Notes	225,000	205,313	225,000	206,438
Total	$585,000	$485,213	$585,000	$502,538
Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the three months ended March 31, 2018.
Note 5 - Income Taxes
We apply the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At March 31, 2018, we had a liability for unrecognized tax benefits of $5.8 million, primarily related to foreign operations, (all of which, if recognized, would favorably impact our effective tax rate.). At December 31, 2017, we had a liability for unrecognized tax benefits of $5.4 million, all of which would favorably impact our effective tax rate upon recognition. In addition, we recognize interest and penalties that could be applied to uncertain tax positions in periodic income tax expense. As of March 31, 2018 and December 31, 2017, we had approximately $2.2 million and $2.1 million, respectively, of accrued interest and penalties related to uncertain tax positions.
Income tax expense was $1.6 million and $2.3 million for the three months ended March 31, 2018 and 2017, respectively. Despite the pre-tax loss for the first quarter of 2018, we recognized income tax expense due to the jurisdictional mix of income and loss during the quarter, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances.

Note 6 - Commitments and Contingencies
We are a party to various lawsuits and claims arising out of the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount or range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ significantly from our estimates. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated condensed balance sheets or statements of cash flows, although they could have a material adverse effect on our consolidated condensed statements of operations for a particular reporting period.
Note 7 - Common and Preferred Stock Issuances
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
The dividends on our Convertible Preferred Stock are payable on a cumulative basis when, as and if declared by our board of directors, or an authorized committee of our board of directors, at an annual rate of 7.25 percent of the liquidation preference of $100 per share. We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock, or in any combination of cash and shares of our common stock on March 31, June 30, September 30 and December 31 of each year, commencing on June 30, 2017 and ending on, and including, March 31, 2020.
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
On February 28, 2018, the Company declared a cash dividend of $1.8125 per share of our Convertible Preferred Stock for the period beginning on December 31, 2017 and ending on March 30, 2018, which was paid on April 2, 2018 to mandatory convertible preferred stockholders of record as of March 15, 2018.

Note 8 - Earnings (Loss) Per Share (EPS)
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The effects of dilutive securities, stock options, unvested restricted stock, convertible debt and equity are included in the diluted EPS calculation, when applicable.
The following table represents the computation of earnings per share for the three months ended March 31, 2018 and 2017, respectively:

	Three months ended March 31, 2018
	Net Income (Loss) Available to Common Stockholders (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings (loss) per common share	$(29,702,000)	138,765,995	$(0.21)
Effect of dilutive securities:
Restricted stock units (1)	—	—	—
Mandatory convertible preferred stock (2)	$—	—	—
Diluted earnings (loss) per common share	$(29,702,000)	138,765,995	$(0.21)

	Three months ended March 31, 2017
	Net Income (Loss) Available to Common Stockholders (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings (loss) per common share	$(39,809,000)	130,142,527	$(0.31)
Effect of dilutive securities:
Restricted stock units (1)	—	—	—
Mandatory convertible preferred stock (2)	$—	—	—
Diluted earnings (loss) per common share	$(39,809,000)	130,142,527	$(0.31)

(1)
For the three months ended March 31, 2018 and 2017, respectively, all common shares potentially issuable in connection with outstanding restricted stock unit awards have been excluded from the calculation of diluted EPS as the Company incurred losses during the periods, therefore, inclusion of such potential common shares would be anti-dilutive.

(2)
Weighted average common shares issuable upon the assumed conversion of our Convertible Preferred Stock (as defined below) totaling 23,809,500 shares were excluded from the computation of diluted EPS as such shares would be anti-dilutive.

Note 9 - Accumulated Other Comprehensive Income
Accumulated other comprehensive loss consisted of the following:

Dollars in thousands	Foreign Currency Items
December 31, 2017	$(3,512)
Current period other comprehensive income (loss), net of tax	(300)
March 31, 2018	$(3,812)
There were no amounts reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2018.

Note 10 - Revenue from Contracts with Customers
We adopted the Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018 using the modified retrospective implementation method. Accordingly, we have applied the five-step method outlined in Topic 606 for determining when and how revenue is recognized to all contracts that were not completed as of the date of adoption. Revenues for reporting periods beginning as of January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported under the previous revenue recognition guidance. For contracts that were modified before the effective date, we have considered the modification guidance within the new standard and determined that the revenue recognized and contract balances recorded prior to adoption for such contracts were not impacted. While Topic 606 requires additional disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, its adoption has not had a material impact on the measurement or recognition of our revenues. As part of the adoption no adjustments were needed to the consolidated balance sheets, statements of operations and statements of cash flows.
Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. See Note 11 - Reportable Segments for further details on these business lines and revenue disaggregation amounts.
Our Drilling Services and Rental Tools Services provided under each contract is a single performance obligation satisfied over time and comprised of a series of distinct time increments, or service periods. Total revenue is determined for each individual contract by estimating both fixed and variable consideration expected to be earned over the contract term. Fixed consideration generally relates to activities that are not distinct within the context of our contracts and is recognized on a straight-line basis over the contract term. Variable consideration generally relates to distinct service periods during the contract term and are recognized in the period when the services are performed. Our contract terms generally range from 2 to 60 months.
The amount estimated for variable consideration may be constrained (reduced) and is only recognized as revenue to the extent that it is probable that a significant reversal of previously recognized revenue will not occur during the contract term. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue as well as the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required. Accounts receivable are recognized when the right to consideration becomes unconditional based upon contractual billing schedules. Payment terms on invoiced amounts are typically 30 days.
Drilling Services Business
Dayrate Revenues - Our drilling services contracts generally provide for payment on a dayrate basis, with higher rates for periods when the drilling unit is operating and lower rates or zero rates for periods when drilling operations are interrupted or restricted. The dayrate invoices billed to the customer are typically determined based on the varying rates applicable to the specific activities performed on an hourly basis.
Such dayrate consideration is allocated to the distinct hourly increment to which it relates within the contract term, and therefore, recognized in line with the contractual rate billed for the services provided for any given hour.
Mobilization Revenues - We may receive fees (on either a fixed lump-sum or variable dayrate basis) for the mobilization of our rigs.
These activities are not considered to be distinct within the context of the contract and therefore, the associated revenues are allocated to the overall performance obligation and recognized ratably over the initial term of the related drilling contract. We record a contract liability for mobilization fees received, which is amortized ratably to revenue as services are rendered over the initial term of the related drilling contract. The amortized amount is adjusted accordingly if the term of the initial contract is extended.
Capital Modification Revenues - We may, from time to time, receive fees from our customers for capital improvements to our rigs to meet contractual requirements (on either a fixed lump-sum or variable dayrate basis).
Such revenues are allocated to the overall performance obligation and recognized ratably over the initial term of the related drilling contract as these activities are not considered to be distinct within the context of our contracts. We record a contract liability for such fees and recognize them ratably as revenue over the initial term of the related drilling contract.
Demobilization Revenues - We may receive fees (on either a fixed lump-sum or variable dayrate basis) for the demobilization of our rigs.

Due to the inherent uncertainty regarding the realization, we have elected to not recognize demobilization revenues till the uncertainty is resolved. Therefore, demobilization revenues are recognized once the related performance obligations have been completed.
Reimbursable revenues - We generally receive reimbursements from our customers for the purchase of supplies, equipment, personnel services and other services provided at their request in accordance with a drilling contract or other agreement.
Such reimbursable revenues are variable and subject to uncertainty, as the amounts received and timing thereof is highly dependent on factors outside of our control. Accordingly, reimbursable revenues are not included in the total transaction price until the uncertainty is resolved, which typically occurs when the related costs are incurred on behalf of a customer. We are generally considered a principal in such transactions and record the associated revenues at the gross amount billed to the customer in our consolidated condensed statements of operations. Such amounts are recognized once the services have been performed. Such amounts totaled $14.3 million and $15.3 million for the three months ended March 31, 2018 and 2017, respectively.
Rental Tools Services Business
Dayrate Revenues - Our rental tools services contracts generally provide for payment on a dayrate basis depending on the rate for the tool defined in the contract.
Such dayrate consideration is allocated to the distinct hourly increment it relates to within the contract term, and therefore, recognized in line with the contractual rate billed for the services provided for any given hour.
Contract costs
The following is a description of the different costs that we may incur for our contracts:
Mobilization costs - These costs include certain direct and incremental costs incurred for mobilization of contracted rigs. These costs relate directly to a contract, enhance resources of the Company that will be used in satisfying its performance obligations in the future and are expected to be recovered. These costs are capitalized when incurred as a current or noncurrent asset (depending on the length of the initial contract term), and are amortized over the initial term of the related drilling contract.
Demobilization costs - These costs are incurred for the demobilization of rigs at contract completion and are recognized as incurred during the demobilization process.
Capital Modification costs - These costs are incurred for rig modifications or upgrades required for a contract, which are considered to be capital improvements, are capitalized as property, plant and equipment and depreciated over the estimated useful life of the improvement.
Contract balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Dollars in thousands	March 31, 2018	December 31, 2017
Contract assets - current (1)	915	973
Contract assets - noncurrent (1)	—	—
Total contract assets	$915	$973

Contract liabilities - current (2)	$(200)	$(641)
Contract liabilities - noncurrent (2)	(354)	(380)
Total contract liabilities	$(554)	$(1,021)
(1)Contract assets - current and contract assets - noncurrent are included in other current assets and other noncurrent assets respectively, in our consolidated condensed balance sheet as of March 31, 2018 and December 31, 2017.
(2)Contract liabilities - current and contract liabilities - noncurrent are included in accounts payable and accrued liabilities and other long-term liabilities respectively, in our consolidated condensed balance sheet as of March 31, 2018 and December 31, 2017.

Contract assets relate to mobilization costs. During the three months ended March 31, 2018, the amount of amortization of such costs was $1.0 million and there was no impairment loss in relation to capitalized costs.
Contract liabilities relate to mobilization revenues and capital modification revenues, where, cash has been received but performance obligations have not been fulfilled. These liabilities are reduced and revenue is recognized as performance obligations are fulfilled.
Contract assets and contract liabilities are netted together at the contract level and presented on a net basis as current or noncurrent contract asset or contract liability.
Significant changes to contract assets and contract liabilities balances during the three months ended March 31, 2018 are shown below:

Dollars in thousands	Contract Assets	Contract Liabilities
Balance at December 31, 2017	$973	$(1,021)
Decrease due to recognition of revenue that was included in the beginning contract liability balance	(424)	467
Increase due to cash received, excluding amounts recognized as revenue during the period	—	—
Increase due to revenue recognized during the period but contingent on future performance	366	—
Balance at March 31, 2018	$915	$(554)
Transaction price allocated to the remaining performance obligations
The following table includes revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Three months ended March 31, 2018
Dollars in thousands	Remaining 2018	2019	2020	Beyond 2020	Total
Deferred revenue	$965	$324	$239	$581	$2,109
The revenues included above consists of mobilization and capital modification revenues for both wholly and partially unsatisfied performance obligations, which has been estimated for purposes of allocating across the entire corresponding performance obligations. The amounts are derived from the specific terms within contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at March 31, 2018. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in ASC 606-10-50-14A(b) and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts.

Note 11 - Reportable Segments
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
Drilling Services Business
In our Drilling Services business, we drill oil, natural gas and geothermal wells for customers in both the U.S. and international markets. We provide this service with both Company-owned rigs and customer-owned rigs. We refer to the provision of drilling services with customer-owned rigs as our operations and management (“O&M”) service in which operators own their own drilling rigs but choose Parker Drilling to operate and manage the rigs for them. The nature and scope of activities involved in drilling an oil and natural gas well is similar whether it is drilled with a Company-owned rig (as part of a traditional drilling contract) or a customer-owned rig (as part of an O&M contract). In addition, we provide project-related services, such as engineering, procurement, project management, commissioning of customer-owned drilling rig projects, operations execution, and quality and safety management. We have extensive experience and expertise in drilling geologically challenging wells and in managing the logistical and technological challenges of operating in remote, harsh and ecologically sensitive areas.
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
During the quarter ended March 31, 2018, we had rigs operating on Sakhalin Island, Russia and in Alaska, Kazakhstan, the Kurdistan Region of Iraq, Guatemala and Indonesia. In addition, we had O&M and ongoing project-related services for customer-owned rigs in Kuwait, Canada, Indonesia and on Sakhalin Island, Russia.
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

The following table represents the results of operations by reportable segment:

	Three Months Ended March 31,
Dollars in thousands	2018	2017
Revenues: (1)
Drilling Services:
U.S. (Lower 48) Drilling	$1,354	$1,215
International & Alaska Drilling	56,096	63,213
Total Drilling Services	57,450	64,428
Rental Tools Services:
U.S. Rental Tools	34,748	20,231
International Rental Tools	17,477	13,612
Total Rental Tools Services	52,225	33,843
Total revenues	109,675	98,271
Operating gross margin: (2)
Drilling Services:
U.S. (Lower 48) Drilling	(5,288)	(7,226)
International & Alaska Drilling	(5,336)	(1,785)
Total Drilling Services	(10,624)	(9,011)
Rental Tools Services:
U.S. Rental Tools	4,231	(3,773)
International Rental Tools	(4,015)	(6,961)
Total Rental Tools Services	216	(10,734)
Total operating gross margin	(10,408)	(19,745)
General and administrative expense	(6,201)	(7,040)
Gain (loss) on disposition of assets, net	343	(352)
Total operating income (loss)	(16,266)	(27,137)
Interest expense	(11,240)	(10,870)
Interest income	23	10
Other income (loss)	291	530
Income (loss) before income taxes	$(27,192)	$(37,467)

(1)For the three months ended March 31, 2018, our largest customer, ENL, constituted approximately 28.6 percent of our total consolidated revenues and approximately 55.9 percent of our International & Alaska Drilling segment revenues. Excluding reimbursable revenues of $12.1 million, ENL constituted approximately 20.1 percent of our total consolidated revenues and approximately 45.9 percent of our International & Alaska Drilling segment revenues.
For the three months ended March 31, 2017, our largest customer, ENL, constituted approximately 34.9 percent of our total consolidated revenues and approximately 54.3 percent of our International & Alaska Drilling segment revenues. Excluding reimbursable revenues of $13.0 million, ENL constituted approximately 25.7 percent of our total consolidated revenues and approximately 44.4 percent of our International & Alaska Drilling segment revenues. Our second largest customer, BP, constituted 11.3 percent, of our total consolidated revenues and approximately 17.6 percent of our International & Alaska Drilling segment revenues.
(2)Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

The following table shows the Company’s revenues by geographic region:

	Three months ended March 31, 2018
Dollars in thousands	United States	Russia	EMEA & Asia	Latin America	Other CIS	Other	Total
Revenues	$43,995	$31,292	$20,044	$3,513	$3,550	$7,281	$109,675

	Three months ended March 31, 2017
Dollars in thousands	United States	Russia	EMEA & Asia	Latin America	Other CIS	Other	Total
Revenues	$32,573	$34,448	$15,101	$2,866	$6,308	$6,975	$98,271

Note 12 - Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This accounting standards update requires (a) an entity to separate the lease components from the non-lease components in a contract where the lease component will be accounted for under ASU 2016-02 and the non-lease component will be accounted for under ASU 2014-09, (b) recognition of lease assets and lease liabilities by lessees and derecognition of the leased asset and recognition of a net investment in the lease by the lessor and (c) additional disclosure requirements for both lessees and lessors. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, although early adoption is permitted. Upon adoption, a retrospective approach is required for leases that exist, or are entered into, after the beginning of the earliest comparative period presented. Under the updated accounting standard, we have determined that our drilling contracts may contain a lease component; therefore, our adoption of the standard could require that we separately recognize revenues associated with the lease and service components. In January 2018, the FASB issued a Proposed Accounting Standard Update to provide targeted improvements to Update 2016-02, which (1) provides for a new transition method whereby entities may elect to adopt the Update using a prospective with cumulative catch-up approach and (2) provides lessors with a practical expedient to not separate non-lease components from the related lease components, by class of underlying asset. On March 28, 2018, the FASB held a meeting to approve certain additional amendments to Update 2016-02, including a revision to the practical expedient that would allow a lessor to account for the combined lease and non-lease components under Topic 606 when the non-lease component is the predominant element of the combined component. Depending on the criteria included in the final Update, this practical expedient may be available to us. We will adopt ASU 2016-02 on January 1, 2019. Our adoption, and the ultimate effect on our consolidated condensed financial statements, will be based on an evaluation of the contract-specific facts and circumstances, and such effect could introduce variability to the timing of our revenue recognition relative to current accounting standards. We are evaluating the requirements to determine the effect such requirements may have on our consolidated balance sheets, statements of operations, statements of cash flows and on the disclosures contained in our notes to the consolidated financial statements upon the adoption of ASU 2016-02. Depending on the results of the evaluation our ultimate conclusions may vary.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Effective January 1, 2018, we adopted ASU 2014-09 using the modified retrospective approach and it did not have a material impact on our consolidated balance sheets, statement of operations, statements of cash flows, and on the disclosures contained in our notes to the consolidated financial statements. See Note 10 - Revenue from Contracts with Customers for further details.

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
We are providing unaudited consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017, respectively. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	March 31, 2018
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$56,723	$16,509	$45,083	$—	$118,315
Accounts and Notes receivable, net	—	35,177	91,508	—	126,685
Rig materials and supplies	—	(2,869)	34,318	373	31,822
Other current assets	—	5,613	14,825	—	20,438
Total current assets	56,723	54,430	185,734	373	297,260
Property, plant and equipment, net	(19)	423,377	187,144	242	610,744
Goodwill	—	6,708	—	—	6,708
Intangible assets, net	—	6,551	—	—	6,551
Investment in subsidiaries and intercompany advances	2,931,773	2,983,588	4,024,920	(9,940,281)	—
Other noncurrent assets	(256,973)	234,495	533,156	(480,811)	29,867
Total assets	$2,731,504	$3,709,149	$4,930,954	$(10,420,477)	$951,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$(70,088)	$191,260	$586,677	$(617,477)	$90,372
Accrued income taxes	80,627	(59,776)	(16,660)	—	4,191
Total current liabilities	10,539	131,484	570,017	(617,477)	94,563
Long-term debt, net	578,404	—	—	—	578,404
Other long-term liabilities	2,867	3,875	4,368	—	11,110
Deferred tax liability	—	—	78	—	78
Intercompany payables	1,871,869	1,468,837	2,495,167	(5,835,873)	—
Total liabilities	2,463,679	1,604,196	3,069,630	(6,453,350)	684,155
Total equity	267,825	2,104,953	1,861,324	(3,967,127)	266,975
Total liabilities and stockholders’ equity	$2,731,504	$3,709,149	$4,930,954	$(10,420,477)	$951,130

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	December 31, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$75,342	$20,655	$45,552	$—	$141,549
Accounts and Notes receivable, net	—	32,338	90,173	—	122,511
Rig materials and supplies	—	(3,025)	34,440	—	31,415
Other current assets	—	6,362	15,999	—	22,361
Total current assets	75,342	56,330	186,164	—	317,836
Property, plant and equipment, net	(19)	428,556	197,234	—	625,771
Goodwill	—	6,708	—	—	6,708
Intangible assets, net	—	7,128	—	—	7,128
Investment in subsidiaries and intercompany advances	2,955,050	2,971,456	3,955,553	(9,882,059)	—
Other noncurrent assets	(261,232)	237,755	537,124	(480,811)	32,836
Total assets	$2,769,141	$3,707,933	$4,876,075	$(10,362,870)	$990,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$(51,060)	$179,247	$588,536	$(617,477)	$99,246
Accrued income taxes	76,883	(56,870)	(15,583)	—	4,430
Total current liabilities	25,823	122,377	572,953	(617,477)	103,676
Long-term debt, net	577,971	—	—	—	577,971
Other long-term liabilities	2,867	5,741	3,825	—	12,433
Deferred tax liability	(1)	—	79	—	78
Intercompany payables	1,865,810	1,465,744	2,430,340	(5,761,894)	—
Total liabilities	2,472,470	1,593,862	3,007,197	(6,379,371)	694,158
Total equity	296,671	2,114,071	1,868,878	(3,983,499)	296,121
Total liabilities and stockholders’ equity	$2,769,141	$3,707,933	$4,876,075	$(10,362,870)	$990,279

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended March 31, 2018
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Revenues	$—	$42,591	$81,622	$(14,538)	$109,675
Operating expenses	—	25,817	80,255	(14,538)	91,534
Depreciation and amortization	—	19,996	8,553	—	28,549
Total operating gross margin (loss)	—	(3,222)	(7,186)	—	(10,408)
General and administrative expense (1)	(89)	(5,983)	(129)	—	(6,201)
Gain (loss) on disposition of assets, net	—	11	332	—	343
Total operating income (loss)	(89)	(9,194)	(6,983)	—	(16,266)
Other income (expense):
Interest expense	(12,228)	223	(2,056)	2,821	(11,240)
Interest income	182	181	2,481	(2,821)	23
Other	—	2	289	—	291
Equity in net earnings of subsidiaries	(16,372)	—	—	16,372	—
Total other income (expense)	(28,418)	406	714	16,372	(10,926)
Income (loss) before income taxes	(28,507)	(8,788)	(6,269)	16,372	(27,192)
Income tax expense (benefit)	288	329	987	—	1,604
Net income (loss)	(28,795)	(9,117)	(7,256)	16,372	(28,796)
Less: Mandatory convertible preferred stock dividend	906	—	—	—	906
Net income (loss) available to common stockholders	$(29,701)	$(9,117)	$(7,256)	$16,372	$(29,702)

(1) General and administrative expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended March 31, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Revenues	$—	$27,893	$88,237	$(17,859)	$98,271
Operating expenses	—	20,950	82,723	(17,859)	85,814
Depreciation and amortization	—	21,188	11,014	—	32,202
Total operating gross margin (loss)	—	(14,245)	(5,500)	—	(19,745)
General and administrative expense (1)	(78)	(6,870)	(92)	—	(7,040)
Gain (loss) on disposition of assets, net	—	(216)	(136)	—	(352)
Total operating income (loss)	(78)	(21,331)	(5,728)	—	(27,137)
Other income (expense):
Interest expense	(11,669)	(45)	(1,942)	2,786	(10,870)
Interest income	149	179	2,468	(2,786)	10
Other	—	32	498	—	530
Equity in net earnings of subsidiaries	(21,780)	—	—	21,780	—
Total other income (expense)	(33,300)	166	1,024	21,780	(10,330)
Income (loss) before income taxes	(33,378)	(21,165)	(4,704)	21,780	(37,467)
Income tax expense (benefit)	6,430	(5,577)	1,489	—	2,342
Net income (loss)	(39,808)	(15,588)	(6,193)	21,780	(39,809)
Less: Mandatory convertible preferred stock dividend	—	—	—		—
Net income (loss) available to common stockholders	$(39,808)	$(15,588)	$(6,193)	$21,780	$(39,809)

(1) General and administrative expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three months ended March 31, 2018
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(28,795)	$(9,117)	$(7,256)	$16,372	$(28,796)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	276	—	276
Currency translation difference on foreign currency net investments	—	—	(576)	—	(576)
Total other comprehensive income (loss), net of tax:	—	—	(300)	—	(300)
Comprehensive income (loss)	(28,795)	(9,117)	(7,556)	16,372	(29,096)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(39,808)	$(15,588)	$(6,193)	$21,780	$(39,809)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	83	—	83
Currency translation difference on foreign currency net investments	—	—	763	—	763
Total other comprehensive income (loss), net of tax:	—	—	846	—	846
Comprehensive income (loss)	(39,808)	(15,588)	(5,347)	21,780	(38,963)

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31, 2018
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(28,795)	$(9,117)	$(7,256)	$16,372	$(28,796)
Adjustments to reconcile net income (loss):
Depreciation and amortization	—	19,996	8,553	—	28,549
(Gain) loss on disposition of assets	—	(11)	(332)	—	(343)
Deferred tax expense (benefit)	(3,420)	3,015	(138)	—	(543)
Expenses not requiring cash	1,411	(10)	(11,032)	10,738	1,107
Change in assets and liabilities:
Accounts and notes receivable	—	(2,840)	(1,339)	—	(4,179)
Other assets	23,587	(10,095)	(61,331)	57,850	10,011
Accounts payable and accrued liabilities	(12,971)	5,333	74,636	(84,960)	(17,962)
Accrued income taxes	3,745	(2,907)	(886)	—	(48)
Net cash provided by (used in) operating activities	(16,443)	3,364	875	—	(12,204)

Cash flows from investing activities:
Capital expenditures	—	(7,554)	(1,370)	—	(8,924)
Proceeds from the sale of assets	—	44	26	—	70
Net cash provided by (used in) investing activities	—	(7,510)	(1,344)	—	(8,854)

Cash flows from financing activities:
Payments of debt issuance costs	(1,148)	—	—	—	(1,148)
Preferred stock dividend	(906)	—	—	—	(906)
Shares surrendered in lieu of tax	(122)	—	—	—	(122)
Net cash provided by (used in) financing activities	(2,176)	—	—	—	(2,176)

Net increase (decrease) in cash and cash equivalents	(18,619)	(4,146)	(469)	—	(23,234)
Cash and cash equivalents at beginning of period	75,342	20,655	45,552	—	141,549
Cash and cash equivalents at end of period	$56,723	$16,509	$45,083	$—	$118,315

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(39,808)	$(15,588)	$(6,193)	$21,780	$(39,809)
Adjustments to reconcile net income (loss)
Depreciation and amortization	—	21,188	11,014	—	32,202
(Gain) loss on disposition of assets	—	216	136	—	352
Deferred tax expense (benefit)	(5,641)	5,165	(166)	—	(642)
Expenses not requiring cash	1,781	91	278	—	2,150
Equity in net earnings of subsidiaries	21,780	—	—	(21,780)	—
Change in assets and liabilities:
Accounts and notes receivable	—	(3,668)	(1,206)	—	(4,874)
Other assets	17,984	(18,296)	(2,380)	—	(2,692)
Accounts payable and accrued liabilities	(34,867)	15,591	3,339	—	(15,937)
Accrued income taxes	(5,783)	7,055	393	—	1,665
Net cash provided by (used in) operating activities	(44,554)	11,754	5,215	—	(27,585)

Cash flows from investing activities:
Capital expenditures	—	(10,994)	(3,457)	—	(14,451)
Proceeds from the sale of assets	—	—	46	—	46
Net cash provided by (used in) investing activities	—	(10,994)	(3,411)	—	(14,405)

Cash flows from financing activities:
Proceeds from the issuance of common stock	25,200	—	—	—	25,200
Proceeds from the issuance of mandatory convertible preferred stock	50,000	—	—	—	50,000
Payment of equity issuance costs	(2,861)	—	—	—	(2,861)
Shares surrendered in lieu of tax	(352)	—	—	—	(352)
Intercompany advances, net	4,106	(2,090)	(2,016)	—	—
Net cash provided by (used in) financing activities	76,093	(2,090)	(2,016)	—	71,987

Net change in cash and cash equivalents	31,539	(1,330)	(212)	—	29,997
Cash and cash equivalents at beginning of period	65,000	14,365	40,326	—	119,691
Cash and cash equivalents at end of period	$96,539	$13,035	$40,114	$—	$149,688

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis should be read in conjunction with Item 1. Financial Statements of this quarterly report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2017.
Executive Summary
The oil and natural gas industry is highly cyclical. Activity levels are driven by traditional energy industry activity indicators, which include current and expected commodity prices, drilling rig counts, footage drilled, well counts, and our customers’ spending levels allocated to exploratory and development drilling.
Historical market indicators are listed below:

	Three Months Ended March 31,
	2018	2017	% Change
Worldwide Rig Count (1)
U.S. (land and offshore)	965	739	31%
International (2)	970	939	3%
Commodity Prices (3)
Crude Oil (Brent)	67.23	54.57	23%
Crude Oil (West Texas Intermediate)	62.89	51.78	21%
Natural Gas (Henry Hub)	2.85	3.06	(7)%
(1) Estimate of drilling activity measured by the average active rig count for the periods indicated - Source: Baker Hughes Rig Count.
(2) Excludes Canadian Rig Count.
(3) Average daily commodity prices for the periods indicated based on NYMEX front-month composite energy prices.
Financial Results
Our revenues for the 2018 first quarter increased 11.6 percent to $109.7 million from $98.3 million for the 2017 first quarter. Operating gross margin increased $9.3 million to a $10.4 million loss for the three months ended March 31, 2018 compared with a loss of $19.7 million for the three months ended March 31, 2017. The increases were primarily driven by higher U.S. land rentals associated with higher levels of customer activity.
Outlook
In the U.S. (Lower 48) Drilling segment, based in discussion with operators in the region, we expect utilization in the second quarter will improve slightly from the first quarter. In the International & Alaska Drilling segment, we anticipate second quarter financial performance to be similar to first quarter.
In the U.S. Rental Tools segment, we anticipate incremental improvement, primarily in U.S. land activity, with both revenues and gross margin increasing over first quarter levels while activity in deepwater remains uncertain over the medium term. For the International Rental Tools segment, we expect revenues to increase slightly in the second quarter, mostly due to an increase in well construction activity in the Middle East and Latin America.

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
We analyze financial results for each of our reportable segments. The reportable segments presented are consistent with our reportable segments discussed in Note 11 - Reportable Segments to our consolidated condensed financial statements. We monitor our reporting segments based on several criteria, including operating gross margin and operating gross margin excluding depreciation and amortization. Operating gross margin excluding depreciation and amortization is computed as revenues less direct operating expenses, and excludes depreciation and amortization expense, where applicable. Operating gross margin percentages are computed as operating gross margin as a percent of revenues. The operating gross margin excluding depreciation and amortization amounts and percentages should not be used as a substitute for those amounts reported under accounting policies generally accepted in the United States (U.S. GAAP), but should be viewed in addition to the Company’s reported results prepared in accordance with U.S. GAAP. Management believes this information provides valuable insight into the information management considers important in managing the business.

Three months ended March 31, 2018 Compared with Three months ended March 31, 2017
Revenues increased $11.4 million, or 11.6 percent, to $109.7 million for the three months ended March 31, 2018 compared with revenues of $98.3 million for the three months ended March 31, 2017. Operating gross margin increased $9.3 million to a loss of $10.4 million for the three months ended March 31, 2018 compared with a loss of $19.7 million for the three months ended March 31, 2017.
The following table presents our operating results for the comparable periods by reportable segment:

	Three Months Ended March 31,
Dollars in Thousands	2018		2017
Revenues:
Drilling Services:
U.S. (Lower 48) Drilling	$1,354	1%	$1,215	1%
International & Alaska Drilling	56,096	51%	63,213	64%
Total Drilling Services	57,450	52%	64,428	65%
Rental Tools Services:
U.S. Rental Tools	34,748	32%	20,231	21%
International Rental Tools	17,477	16%	13,612	14%
Total Rental Tools Services	52,225	48%	33,843	35%
Total revenues	109,675	100%	98,271	100%
Operating gross margin (loss) excluding depreciation and amortization:
Drilling Services:
U.S. (Lower 48) Drilling	(2,699)	(199)%	(2,985)	(246)%
International & Alaska Drilling	4,670	8%	11,029	17%
Total Drilling Services	1,971	3%	8,044	12%
Rental Tools Services:
U.S. Rental Tools	15,810	45%	6,776	33%
International Rental Tools	360	2%	(2,363)	(17)%
Total Rental Tools Services	16,170	31%	4,413	13%
Total operating gross margin (loss) excluding depreciation and amortization	18,141	17%	12,457	13%
Depreciation and amortization	(28,549)		(32,202)
Total operating gross margin (loss)	(10,408)		(19,745)
General and administrative expense	(6,201)		(7,040)
Gain (loss) on disposition of assets, net	343		(352)
Total operating income (loss)	$(16,266)		$(27,137)

Operating gross margin (loss) amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	U.S. (Lower 48) Drilling	International & Alaska Drilling	U.S. Rental Tools	International Rental Tools	Total
Three months ended March 31, 2018
Operating gross margin (loss) (1)	$(5,288)	$(5,336)	$4,231	$(4,015)	$(10,408)
Depreciation and amortization	2,589	10,006	11,579	4,375	28,549
Operating gross margin (loss) excluding depreciation and amortization	$(2,699)	$4,670	$15,810	$360	$18,141
Three months ended March 31, 2017
Operating gross margin (loss) (1)	$(7,226)	$(1,785)	$(3,773)	$(6,961)	$(19,745)
Depreciation and amortization	4,241	12,814	10,549	4,598	32,202
Operating gross margin (loss) excluding depreciation and amortization	$(2,985)	$11,029	$6,776	$(2,363)	$12,457

(1)	Operating gross margin (loss) is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
The following table presents our average utilization rates and rigs available for service for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017
U.S. (Lower 48) Drilling
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	5%	4%
International & Alaska Drilling
Eastern Hemisphere
Rigs available for service (1)	11.3	13.0
Utilization rate of rigs available for service (2)	41%	31%
Latin America Region
Rigs available for service (1)	7.0	7.0
Utilization rate of rigs available for service (2)	14%	14%
Alaska
Rigs available for service (1)	2.0	2.0
Utilization rate of rigs available for service (2)	50%	100%
Total International & Alaska Drilling
Rigs available for service (1)	20.3	22.0
Utilization rate of rigs available for service (2)	33%	32%

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

Drilling Services Business
U.S. (Lower 48) Drilling
U.S. (Lower 48) Drilling segment revenues increased $0.1 million or 11.4 percent, to $1.4 million for the first quarter of 2018 compared with revenues of $1.2 million for the first quarter of 2017. The increase was primarily due to an increase in revenues per day for certain barge rigs as well as an increase in utilization to 5.0 percent for the quarter ended March 31, 2018 from 4.0 percent for the quarter ended March 31, 2017.
U.S. (Lower 48) Drilling segment operating gross margin excluding depreciation and amortization increased $0.3 million, or 9.6 percent, to a loss of $2.7 million for the first quarter of 2018 compared with a loss of $3.0 million for the first quarter of 2017. The improvement was primarily due to the increase in revenues per day discussed above and reduction in operating costs.
International & Alaska Drilling
International & Alaska Drilling segment revenues decreased $7.1 million, or 11.3 percent, to $56.1 million for the first quarter of 2018 compared with $63.2 million for the first quarter of 2017. The decrease was primarily due to the following:

•	a decrease of $3.7 million, excluding revenue from reimbursable costs (“reimbursable revenues”), resulting from decreased utilization for certain Company-owned rigs in Alaska and Russia;

•
a decrease of $2.7 million driven by a decline in average revenue per day primarily resulting from certain Company owned rigs being in standby mode during the first quarter of 2018 compared with operating mode during the first quarter of 2017;

•	a decrease of $1.1 million in reimbursable revenues, which decreased revenues but had a minimal impact on operating margins.
International & Alaska Drilling segment operating gross margin excluding depreciation and amortization decreased $6.4 million, or 57.7 percent, to $4.7 million for the first quarter of 2018 compared with $11.0 million for the first quarter of 2017. The decrease in operating gross margin excluding depreciation and amortization was primarily due to the decrease in utilization for certain Company-owned rigs in Alaska and Russia as well as the impact of declines in average revenue per day.
Rental Tools Services Business
U.S. Rental Tools
U.S. Rental Tools segment revenues increased $14.5 million, or 71.8 percent, to $34.7 million for the first quarter of 2018 compared with $20.2 million for the first quarter of 2017. The increase was primarily driven by an increase in U.S. land rentals due to higher levels of customer activity.
U.S. Rental Tools segment operating gross margin excluding depreciation and amortization increased $9.0 million, or 133.3 percent, to $15.8 million for the first quarter of 2018 compared with $6.8 million for the first quarter of 2017. The improvement was primarily due to the increase in revenues discussed above.
International Rental Tools
International Rental Tools segment revenues increased $3.9 million, or 28.4 percent, to $17.5 million for the first quarter of 2018 compared with $13.6 million for the first quarter of 2017. The increase was primarily attributable to increased customer activity in the Middle East onshore rentals.
International Rental Tools segment operating gross margin excluding depreciation and amortization increased $2.7 million, or 115.2 percent, to a gain of $0.4 million for the first quarter of 2018 compared with a loss of $2.4 million for the first quarter of 2017. The improvement was primarily due to cost savings initiatives.
Other Financial Data
General and administrative expense
General and administrative expense decreased $0.8 million to $6.2 million for the first quarter of 2018 compared with $7.0 million for the first quarter of 2017, primarily due to the continued benefit from cost savings initiatives.
    Gain (loss) on disposition of assets

Net gains recognized on asset dispositions were $0.3 million for the first quarter of 2018 compared with a net loss of $0.4 million for the first quarter of 2017. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations. During the first quarter of 2018 we sold two rigs located in Indonesia. The rigs had a carrying value at the time of sale of $1.6 million and were sold for a $2.0 million note receivable, resulting in a net gain of approximately $0.4 million.
    Interest income and expense
Interest expense was $11.2 million for the first quarter of 2018 compared with $10.9 million for the first quarter of 2017. The increase was primarily due to the increase in amortization expense related to the fifth amendment to the 2015 Secured Credit Agreement executed in February 2018. Interest income was nominal during each of the 2018 and 2017 first quarters.
Other income and expense
Other income and expense was $0.3 million and $0.5 million of income for the first quarters of 2018 and 2017, respectively. Activity in both periods primarily included the impact of foreign currency fluctuations.
Income tax expense (benefit)
During the first quarter of 2018, we had income tax expense of $1.6 million compared with income tax expense of $2.3 million during the first quarter of 2017. Despite the pre-tax loss for the first quarter of 2018, we recognized income tax expense due to the jurisdictional mix of income and loss during the period, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances.
Backlog
Backlog is our estimate of the dollar amount of revenues we expect to realize in the future as a result of executing awarded drilling contracts. The Company’s backlog of firm orders was approximately $246 million at March 31, 2018 and $323 million at March 31, 2017, and is primarily attributable to the International & Alaska Drilling segment of our Drilling Services business. We estimate that, as of March 31, 2018, 38.0 percent of our backlog will be recognized as revenues within the fiscal year.
The amount of actual revenues earned and the actual periods during which revenues are earned could be different from amounts disclosed in our backlog calculations due to a lack of predictability of various factors, including unscheduled repairs, maintenance requirements, weather delays, contract terminations or renegotiations, new contracts and other factors. See “Our backlog of contracted revenue may not be fully realized and may reduce significantly in the future, which may have a material adverse effect on our balance sheets, statement of operations or cash flows” in Item 1A. Risk Factors of our 2017 Form 10-K.

Liquidity and Capital Resources
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of expansion plans, debt service requirements, and other operational cash needs. To meet our short-term liquidity requirements we primarily rely on our cash on hand and cash from operations. We also have access to cash through the revolving credit facility (Revolver), subject to our compliance with the covenants contained in the 2015 Secured Credit Agreement. We expect that these sources of liquidity will be sufficient to provide us the ability to fund our current operations and required capital expenditures. We may need to fund expansion capital expenditures, acquisitions, debt principal payments, or pursuits of business opportunities that support our strategy, through additional borrowings or the issuance of additional common stock or other forms of equity. We do not pay dividends on our common stock.
Liquidity
On February 14, 2018, we entered into the Fifth Amendment to the 2015 Secured Credit Agreement which modified the credit facility to an Asset-Based Lending (ABL) structure and reduced the size of the Revolver from $100 million to $80 million. The Fifth Amendment eliminated the financial maintenance covenants previously in effect and replaced them with a liquidity covenant of $30 million and a monthly borrowing base calculation based on eligible rental equipment and eligible domestic accounts receivable. The Liquidity covenant requires the Company to maintain a minimum of $30 million of liquidity (defined as availability under the borrowing base and cash on hand), of which $15 million is restricted, resulting in a maximum availability at any one time of $65 million. The Fifth Amendment also allows for refinancing our existing Senior Notes with either secured or unsecured debt.
The following table provides a summary of our total liquidity:

March 31, 2018
Dollars in thousands
Cash and cash equivalents on hand (1)	$118,315
Availability under Revolver (2)	51,889
Total liquidity	$170,204

(1)	As of March 31, 2018, approximately $45.1 million of the $118.3 million of cash and equivalents was held by our foreign subsidiaries.

(2)
The borrowing base under the $80.0 million Revolver was $72.6 million, which was further reduced by $15.0 million of restricted liquidity and $5.7 million in supporting letters of credit outstanding, resulting in availability under the revolver of $51.9 million.

The earnings of foreign subsidiaries as of March 31, 2018 were reinvested to fund our international operations. If in the future we decide to repatriate earnings, the Company may be required to pay taxes on these amounts, which could reduce the liquidity of the Company at that time.
We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements or guarantees of third-party financial obligations. As of March 31, 2018, we have no energy, commodity, or foreign currency derivative contracts.

Cash Flow Activity
As of March 31, 2018, we had cash and cash equivalents of $118.3 million, a decrease of $23.2 million from cash and cash equivalents of $141.5 million at December 31, 2017. The following table provides a summary of our cash flow activity:

	Three Months Ended March 31,
Dollars in thousands	2018	2017
Operating activities	$(12,204)	$(27,585)
Investing activities	(8,854)	(14,405)
Financing activities	(2,176)	71,987
Net change in cash and cash equivalents	$(23,234)	$29,997
Operating Activities
Cash flows from operating activities were a use of $12.2 million and $27.6 million for the three months ended March 31, 2018 and 2017, respectively. Cash flows from operating activities in each period were largely impacted by our earnings and changes in working capital. Changes in working capital were a use of cash of $12.2 million for the three months ended March 31, 2018 compared with a use of cash of $21.8 million for the three months ended March 31, 2017. In addition to the impact of earnings and working capital changes, cash flows from operating activities in each period were impacted by various non-cash charges.
It is our long-term intention to utilize our operating cash flows to fund maintenance and growth of our rental tool assets and drilling rigs. Given the current oil and natural gas services market over the past few years, our short-term focus is to preserve liquidity by managing our costs and capital expenditures. While the overall market for oilfield services remains challenging, we are beginning to see a market recovery that is expected to increase our working capital and capital spending as we pursue attractive investment opportunities.
Investing Activities
Cash flows from investing activities were a use of $8.9 million and $14.4 million for the three months ended March 31, 2018 and 2017, respectively. Our primary uses of cash during the three months ended March 31, 2018 and 2017 were $8.9 million and $14.5 million, respectively, for capital expenditures. Capital expenditures in each period were primarily for tubular and other products for our Rental Tools Services business and for rig-related maintenance.
Financing Activities
Cash flows from financing activities were a use of $2.2 million for the three months ended March 31, 2018, primarily related to the debt issuance costs incurred relating to the Fifth Amendment to the 2015 Secured Credit Agreement in the amount of $1.1 million. Additionally during the three months ended March 31, 2018, the Company paid dividends of $0.9 million on our Convertible Preferred Stock. For the 2017 comparable period, cash flows from financing activities were a source of $72.0 million for the three months ended March 31, 2017, primarily related to the issuances of common stock and Convertible Preferred Stock, which yielded combined proceeds of $72.3 million, net of underwriting discount and offering expenses.

Long-Term Debt Summary
Our principal amount of long-term debt, including current portion, was $585.0 million as of March 31, 2018 which consisted of:
•$360.0 million aggregate principal amount of 6.75% Notes; and
•$225.0 million aggregate principal amount of 7.50% Notes.
6.75% Senior Notes, due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of 6.75% Senior Notes due July 2022 (6.75% Notes) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the Second Amended and Restated Senior Secured Credit Agreement, as amended from time-to-time (2015 Secured Credit Agreement) and our 7.50% Senior Notes, due 2020 (7.50% Notes, and collectively with the 6.75% Notes, the Senior Notes). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($4.4 million net of amortization as of March 31, 2018) are being amortized over the term of the notes using the effective interest rate method.
We may redeem all or a part of the 6.75% Notes upon appropriate notice, at redemption prices decreasing each year after January 15, 2018 to par beginning January 15, 2020. As of March 31, 2018, the redemption price is 103.375 percent and we have not made any redemptions to date. If we experience certain changes in control, we must offer to repurchase the 6.75% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
7.50% Senior Notes, due August 2020
On July 30, 2013, we issued $225.0 million aggregate principal amount of the 7.50% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($2.2 million, net of amortization as of March 31, 2018) are being amortized over the term of the notes using the effective interest rate method.
We may redeem all or a part of the 7.50% Notes upon appropriate notice, at redemption prices decreasing each year after August 1, 2016 to par beginning August 1, 2018. As of March 31, 2018, the redemption price is 101.875 percent and we have not made any redemptions to date. If we experience certain changes in control, we must offer to repurchase the 7.50% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
2015 Secured Credit Agreement
On January 26, 2015 we entered into the 2015 Secured Credit Agreement. The 2015 Secured Credit Agreement was originally comprised of a $200.0 million revolving credit facility (Revolver), which was reduced to $80.0 million in February 2018. The 2015 Secured Credit Agreement formerly included financial maintenance covenants, including a Leverage Ratio,

Consolidated Interest Coverage Ratio, Senior Secured Leverage Ratio, and Asset Coverage Ratio, many of which were suspended beginning in September 2015.
On February 14, 2018, we executed the Fifth Amendment to the 2015 Secured Credit Agreement (the Fifth Amendment) which modified the credit facility to an Asset-Based Lending (ABL) structure and reduced the size of the Revolver from $100.0 million to $80.0 million. The Fifth Amendment eliminated the financial maintenance covenants previously in effect and replaced them with a liquidity covenant of $30.0 million and a monthly borrowing base calculation based on eligible rental equipment and eligible domestic accounts receivable. The liquidity covenant requires the Company to maintain a minimum of $30.0 million of liquidity (defined as availability under the borrowing base and cash on hand), of which $15.0 million is restricted, resulting in a maximum availability at any one time of the lesser of (a) an amount equal to our borrowing base minus $15.0 million, or (b) $65.0 million. Our ability to borrow under the 2015 Secured Credit Agreement is determined by reference to our borrowing base. The Fifth Amendment also allows for refinancing our existing Senior Notes with either secured or unsecured debt, adds the ability for the Company to designate certain of its subsidiaries as “Designated Borrowers” and removes our availability to make certain restricted payments. The debt issuance costs incurred relating to the Fifth Amendment were $1.1 million. Debt issuance costs remaining as of March 31, 2018 were $1.6 million which are being amortized through January 2020 on a straight line basis.
Our obligations under the 2015 Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, certain U.S.-based rental equipment of the Company and its subsidiary guarantors and the equity interests of certain of the Company’s subsidiaries. In addition to the liquidity covenant and borrowing base requirements, the 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness and liens, and restrictions on entry into certain affiliate transactions and payments (including certain payments of dividends). As of March 31, 2018, we were in compliance with all covenants contained in the 2015 Secured Credit Agreement.
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Revolving loans are available subject to a monthly borrowing base calculation. As of March 31, 2018 the borrowing base under the $80.0 million Revolver was $72.6 million, which was further reduced by $15.0 million of restricted liquidity and $5.7 million in supporting letters of credit outstanding, resulting in availability under the revolver of $51.9 million. There were $0 million amounts drawn on the Revolver as of March 31, 2018.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act). All statements contained in this Form 10-Q, other than statements of historical facts, are forward-looking statements for purposes of these provisions. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses we make in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although we believe that our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. Each forward-looking statement speaks only as of the date of this Form 10-Q, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should be aware that the occurrence of the events described or referenced under “Risk Factors” in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2017 which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the market risk faced by us from that reported in our 2017 Form 10-K. For more information on market risk, see Part II, Item 7A in our 2017 Form 10-K.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2018, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and is (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, see Note 6 - Commitments and Contingencies in Item 1 of Part I of this quarterly report on Form 10-Q, which information is incorporated into this item by reference.
Item 1A. Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. Except as set forth below, there have been no material changes in risk factors previously disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
We are currently out of compliance with the New York Stock Exchange’s minimum share price requirement and are at risk of the NYSE delisting our common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common stock.
On March 14, 2018, we received a notice from the NYSE that the average closing price of our common stock over a 30 consecutive trading day period was below $1.00 per share, and, as a result, the price per share of our common stock was below the minimum average closing price required to maintain listing on the NYSE. We have six months following receipt of the NYSE’s notice to regain compliance with the NYSE’s minimum share price requirement. We may regain compliance only if on the last trading day of any calendar month during the cure period our common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of such month.
We are seeking stockholder approval at our annual meeting to be held on May 10, 2018 of an amendment to our Restated Certificate of Incorporation to implement, at the discretion of our Board, a reverse stock split in a range of not less than five shares and not more than fifteen shares into one share of common stock (the “Reverse Split”). There can be no assurance that our stockholders will approve the Reverse Split or that, if approved and implemented, the Reverse Split will be sufficient to bring our common stock into compliance with the NYSE’s minimum listing standards. Furthermore, even if our common stock regains compliance with NYSE listing standards, we cannot assure you that the average closing price of our common stock over a consecutive 30 trading-day period will not fall below $1.00 per share in the future.
A delisting of our common stock from the NYSE could negatively impact us as it would likely reduce the liquidity and market price of our common stock; reduce the number of investors willing to hold or acquire our common stock; and negatively impact our ability to access equity markets and obtain financing. Moreover, a delisting of our common stock would constitute a “fundamental change” under the terms of our Convertible Preferred Stock, which might require us to reserve a significantly greater number of shares of our common stock for issuance upon conversion of the Convertible Preferred Stock and deplete the number of authorized shares of common stock available for issuance for other purposes.
We have a significant level of debt, which could have significant consequences for our business and future prospects.
As of March 31, 2018, we had $585.0 million principal amount of long-term debt, operating lease commitments, and $5.7 million of standby letters of credit. Our ability to meet our debt service obligations depends on our ability to generate positive cash flows from operations. We have in the past, and may in the future, incur negative cash flows from one or more segments of our operating activities. Our future cash flows from operating activities will be influenced by the demand for our drilling services, the utilization of our rigs, the dayrates that we receive for our rigs, demand for our rental tools, oil and natural gas prices, general economic conditions, and other factors affecting our operations, many of which are beyond our control.
If we are unable to service our debt obligations, we may have to take one or more of the following actions:

•	delay spending on capital projects, including maintenance projects and the acquisition or construction of additional rigs, rental tools, and other assets;

•	issue additional equity;

•	sell assets; or

•	restructure or refinance our debt.

Despite our current level of indebtedness, we may still be able to incur more debt. This could further exacerbate the risks associated with our substantial indebtedness, including limiting our liquidity and our ability to pursue other business opportunities.

In addition to our currently outstanding debt, at March 31, 2018, our 2015 Secured Credit Agreement provides us with a revolver of up to $80.0 million. In addition, although the 2015 Credit Agreement and the indentures that govern our Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the related risks that we now face could intensify. Our level of indebtedness could, for instance, prevent us from engaging in transactions that might otherwise be beneficial to us or from making desirable capital expenditures. This could put us at a competitive disadvantage relative to other less leveraged competitors that have more cash flow to devote to their operations. In addition, the incurrence of additional debt could make it more difficult to satisfy our existing financial obligations.
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

Our ability to borrow under our 2015 Secured Credit Agreement is subject to borrowing base and liquidity requirements, and the 2015 Secured Credit Agreement and the indentures for our Senior Notes impose significant operating and financial restrictions, which may prevent us in the future from obtaining financing or capitalizing on business opportunities.
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Revolving loans are available subject to a monthly borrowing base calculation. As of March 31, 2018 the borrowing base under the $80 million Revolver was $72.6 million, which was further reduced by $15.0 million of restricted liquidity and $5.7 million in supporting letters of credit, resulting in availability under the revolver of $51.9 million.
Further, the 2015 Secured Credit Agreement grants the administrative agent for the lenders under such agreement significant discretion to establish additional reserves, which may further reduce our borrowing base availability. If a reduction in our borrowing base results in the outstanding amount under the facility exceeding the borrowing base less restricted liquidity, we will be required to repay the deficiency and cash collateralize any outstanding letters of credit. These covenants may adversely affect our ability to finance our future operations and capital needs and to pursue available business opportunities.
The 2015 Secured Credit Agreement, the amendments thereto, and the indentures governing our Senior Notes also impose significant operating and financial restrictions on us. These restrictions limit our ability to:

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
We may be unable to repay or refinance our debt as it becomes due, whether at maturity or as a result of acceleration.

We may not be able to repay our debt as it comes due, or to refinance our debt on a timely basis or on terms acceptable to us and within the limitations contained in the 2015 Secured Credit Agreement and the indentures governing our outstanding Senior Notes. Our 2015 Secured Credit Facility matures in January 2020, and certain of our Senior Notes mature in August 2020. Failure to repay or to timely refinance any portion of our debt could result in a default under the terms of all our debt instruments and permit the acceleration of all indebtedness outstanding.
While we intend to take appropriate mitigating actions to refinance our indebtedness prior to maturity or otherwise extend the maturity dates, and to cure any potential defaults, there is no assurance that any particular actions with respect to refinancing existing indebtedness, extending the maturity of existing indebtedness or curing potential defaults in our existing and future debt agreements will be sufficient.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company currently has no active share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed or furnished as a part of this report:

Exhibit Number		Description

3.1	—	Restated Certificate of Incorporation of the Company, as amended on May 16, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

3.2	—	By-laws of the Company, as amended and restated as of March 9, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 14, 2017).

3.3	—
Certificate of Designations of 7.25% Series A Mandatory Convertible Preferred Stock of Parker Drilling Company, dated February 27, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 27, 2017).

10.1	—	Employment Agreement dated January 1, 2017 between the Company and Bryan R. Collins.

10.2	—	Employment Agreement dated April 2, 2018 between the Company and Jennifer F. Simons (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 3, 2018.

12.1	—	Computation of Ratio of Earnings to Fixed Charges.

31.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	Michael W. Sumruld, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d-14(a) Certification.

32.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, 18 U.S.C. Section 1350 Certification.

32.2	—	Michael W. Sumruld, Senior Vice President and Chief Financial Officer, 18 U.S.C. Section 1350 Certification.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKER DRILLING COMPANY

Date:	May 2, 2018	By:	/s/ Gary G. Rich
Gary G. Rich Chairman, President and Chief Executive Officer

		By:	/s/ Michael W. Sumruld
Michael W. Sumruld Senior Vice President and Chief Financial Officer