Form 10-Q
period 2018-06-30
PARKER DRILLING CO /DE/
filed 2018-08-02
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2018 there were 9,317,754 common shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,459	$141,549
Accounts and notes receivable, net of allowance for bad debts of $7,549 at June 30, 2018 and $7,564 at December 31, 2017	122,673	122,511
Rig materials and supplies	31,921	31,415
Other current assets	23,640	22,361
Total current assets	292,693	317,836
Property, plant and equipment, net of accumulated depreciation of $1,340,963 at June 30, 2018 and $1,343,105 at December 31, 2017	602,069	625,771
Goodwill (Note 2)	6,708	6,708
Intangible assets, net (Note 2)	5,974	7,128
Deferred income taxes	2,161	1,284
Other noncurrent assets	27,614	31,552
Total assets	$937,219	$990,279
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$102,797	$99,246
Accrued income taxes	3,457	4,430
Total current liabilities	106,254	103,676
Long-term debt, net of unamortized debt issuance costs of $6,160 at June 30, 2018 and $7,029 at December 31, 2017 (Note 3)	578,840	577,971
Other long-term liabilities	10,335	12,433
Long-term deferred tax liability	60	78
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $1.00 par value, 1,942,000 shares authorized, 7.25% Series A Mandatory Convertible, 500,000 shares issued and outstanding	500	500
Common Stock, $0.16 2/3 par value, authorized 18,666,667 shares, issued and outstanding, 9,319,722 shares (9,262,382 shares in 2017) (1)	1,387	1,378
Capital in excess of par value (1)	766,328	766,508
Accumulated deficit	(520,426)	(468,753)
Accumulated other comprehensive income (loss)	(6,059)	(3,512)
Total stockholders' equity	241,730	296,121
Total liabilities and stockholders' equity	$937,219	$990,279

(1)	See Note 7 - Stockholders' Equity for details regarding the 1-for-15 reverse stock split.

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$118,603	$109,607	$228,278	$207,878
Expenses:
Operating expenses	91,634	89,641	183,168	175,455
Depreciation and amortization	27,136	30,982	55,685	63,184
	118,770	120,623	238,853	238,639
Total operating gross margin (loss)	(167)	(11,016)	(10,575)	(30,761)
General and administrative expense	(8,288)	(6,503)	(14,489)	(13,543)
Gain (loss) on disposition of assets, net	(478)	(113)	(135)	(465)
Total operating income (loss)	(8,933)	(17,632)	(25,199)	(44,769)
Other income (expense):
Interest expense	(11,197)	(11,095)	(22,437)	(21,965)
Interest income	30	22	53	32
Other	(1,191)	560	(900)	1,090
Total other income (expense)	(12,358)	(10,513)	(23,284)	(20,843)
Income (loss) before income taxes	(21,291)	(28,145)	(48,483)	(65,612)
Income tax expense (benefit)	1,586	1,743	3,190	4,085
Net income (loss)	(22,877)	(29,888)	(51,673)	(69,697)
Less: Convertible preferred stock dividend	907	1,239	1,813	1,239
Net income (loss) available to common stockholders	$(23,784)	$(31,127)	$(53,486)	$(70,936)
Basic earnings (loss) per common share: (1)	$(2.56)	$(3.39)	$(5.77)	$(7.94)
Diluted earnings (loss) per common share: (1)	$(2.56)	$(3.39)	$(5.77)	$(7.94)
Number of common shares used in computing earnings per share:
Basic (1)	9,292,224	9,188,888	9,271,759	8,933,945
Diluted (1)	9,292,224	9,188,888	9,271,759	8,933,945

(1)	See Note 7 - Stockholders' Equity for details regarding the 1-for-15 reverse stock split.

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Comprehensive income (loss):
Net income (loss)	$(22,877)	$(29,888)	$(51,673)	$(69,697)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	(445)	185	(169)	268
Currency translation difference on foreign currency net investments	(1,802)	686	(2,378)	1,449
Total other comprehensive income (loss), net of tax:	(2,247)	871	(2,547)	1,717
Comprehensive income (loss)	$(25,124)	$(29,017)	$(54,220)	$(67,980)

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(51,673)	$(69,697)
Adjustments to reconcile net income (loss):
Depreciation and amortization	55,685	63,184
(Gain) loss on disposition of assets, net	135	465
Deferred tax expense (benefit)	(896)	(934)
Expenses not requiring cash	4,030	4,948
Change in assets and liabilities:
Accounts and notes receivable	(392)	(6,853)
Other assets	8,112	(1,722)
Accounts payable and accrued liabilities	(6,026)	(8,235)
Accrued income taxes	(944)	1,276
Net cash provided by (used in) operating activities	8,031	(17,568)

Cash flows from investing activities:
Capital expenditures	(32,549)	(26,559)
Proceeds from the sale of assets	851	185
Net cash provided by (used in) investing activities	(31,698)	(26,374)

Cash flows from financing activities:
Payments of debt issuance costs	(1,440)	—
Convertible preferred stock dividend	(1,813)	(1,239)
Shares surrendered in lieu of tax	(170)	(612)
Proceeds from the issuance of common stock	—	25,200
Proceeds from the issuance of convertible preferred stock	—	50,000
Payment of equity issuance costs	—	(2,864)
Net cash provided by (used in) financing activities	(3,423)	70,485

Net increase (decrease) in cash and cash equivalents	(27,090)	26,543
Cash and cash equivalents at beginning of period	141,549	119,691
Cash and cash equivalents at end of period	$114,459	$146,234

Supplemental cash flow information:
Interest paid	$20,588	$20,588
Income taxes paid	$5,359	$4,262
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and Shares in Thousands)
(Unaudited)

	Shares (1)	Convertible Preferred Stock	Common Stock (1)	Treasury Stock	Capital in Excess of Par Value (1)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2017	9,762	$500	$1,548	$(170)	$766,508	$(468,753)	$(3,512)	$296,121
Activity in employees’ stock plans	58	—	9	—	(179)	—	—	(170)
Amortization of stock-based awards	—	—	—	—	1,812	—	—	1,812
Convertible preferred stock dividend	—	—	—	—	(1,813)	—	—	(1,813)
Comprehensive Income:
Net income (loss)	—	—	—	—	—	(51,673)	—	(51,673)
Other comprehensive income (loss)	—	—	—	—	—	—	(2,547)	(2,547)
Balances, June 30, 2018	9,820	$500	$1,557	$(170)	$766,328	$(520,426)	$(6,059)	$241,730

(1)	See Note 7 - Stockholders' Equity for details regarding the 1-for-15 reverse stock split.

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 1 - Summary of Significant Accounting Policies
The Consolidated Condensed Financial Statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 are unaudited. In the opinion of Parker Drilling Company (Parker Drilling or the Company), these consolidated condensed financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for their fair presentation for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The consolidated condensed financial statements presented herein should be read in connection with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Nature of Operations — Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. We report our Drilling Services business as two reportable segments: (1) U.S. (Lower 48) Drilling and (2) International & Alaska Drilling. We report our Rental Tools Services business as two reportable segments: (1) U.S. Rental Tools and (2) International Rental Tools. For more details see Note 10 - Reportable Segments.
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
Use of Estimates — The preparation of our consolidated condensed financial statements in accordance with accounting policies generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements, and our revenues and expenses during the periods reported. Estimates are typically used when accounting for certain significant items such as legal or contractual liability accruals, mobilization and deferred mobilization, self-insured medical/dental plans, income taxes and valuation allowance, and other items requiring the use of estimates. Estimates are based on a number of variables which may include third party valuations, historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ from management estimates.
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
Earnings (Loss) Per Share (EPS) — Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The effects of dilutive securities, stock options, unvested restricted stock, assumed conversion of convertible stock and convertible debt are included in the diluted EPS calculation, when applicable.
Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and natural gas companies. We generally do not require collateral on our trade receivables. We depend on a limited number of significant customers. Our largest customer, Exxon Neftegas Limited (“ENL”), constituted approximately 26.3 percent of our consolidated revenues for the six months ended June 30, 2018. Excluding reimbursable revenues of $22.6 million, ENL constituted approximately 18.6 percent of our total consolidated revenues for the six months ended June 30, 2018.
We had deposits in domestic banks in excess of federally insured limits of approximately $65.6 million and $97.6 million, as of June 30, 2018 and December 31, 2017, respectively. In addition, we had uninsured deposits in foreign banks of $50.4 million and $45.6 million as of June 30, 2018 and December 31, 2017, respectively.
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
Reverse stock split — On July 27, 2018, the Company’s 1-for-15 reverse stock split of its common stock became effective. All share and per share data have been retroactively restated for all periods presented. The reverse stock split did not affect the par value of the common stock. Shareholders who otherwise would have been entitled to receive a fractional share of common stock as a result of the reverse stock split will receive cash in lieu of such fractional share. The Company’s 7.25% Series A Mandatory Convertible Preferred Stock (“Convertible Preferred Stock”) was not subject to the reverse stock split, as proportionate adjustments were made to the minimum and maximum conversion rates of the Convertible Preferred Stock.

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
All of the Company’s goodwill and intangible assets are allocated to the International Rental Tools segment.
Goodwill
The change in the carrying amount of goodwill for the period ended June 30, 2018 is as follows:

Dollars in thousands	Goodwill
Balance at December 31, 2017	$6,708
Additions	—
Balance at June 30, 2018	$6,708
Of the total amount of goodwill recognized, zero is expected to be deductible for income tax purposes.
Intangible Assets
Intangible Assets consist of the following:

		Balance at June 30, 2018
Dollars in thousands	Estimated Useful Life (Years)	Gross Carrying Amount	Write-off Due to Disposal	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Developed technology	6	$11,630	$—	$(6,300)	$5,330
Trade names	5	4,940	(332)	(3,964)	644
Total amortized intangible assets		$16,570	$(332)	$(10,264)	$5,974
Amortization expense was $1.2 million and $1.5 million for the six months ended June 30, 2018 and 2017, respectively.
Our remaining intangibles amortization expense for the next five years is presented below:

Dollars in thousands	Expected future intangible amortization expense
2018	$1,153
2019	$2,306
2020	$2,030
2021	$485
Beyond 2021	$—

Note 3 - Long-term Debt
The following table illustrates the Company’s current debt portfolio as of June 30, 2018 and December 31, 2017:

Dollars in thousands	June 30, 2018	December 31, 2017
6.75% Senior Notes, due July 2022	$360,000	$360,000
7.50% Senior Notes, due August 2020	225,000	225,000
Total principal	585,000	585,000
Less: unamortized debt issuance costs	(6,160)	(7,029)
Total long-term debt	$578,840	$577,971
6.75% Senior Notes, due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of 6.75% Senior Notes due July 2022 (“6.75% Notes”) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the Second Amended and Restated Senior Secured Credit Agreement, as amended from time-to-time (“2015 Secured Credit Agreement”) and our 7.50% Senior Notes, due 2020 (“7.50% Notes”, and collectively with the 6.75% Notes, the “Senior Notes”). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($4.2 million net of amortization as of June 30, 2018) are being amortized over the term of the notes using the effective interest rate method.
We may redeem all or a part of the 6.75% Notes upon appropriate notice, at redemption prices decreasing each year after January 15, 2018 to par beginning January 15, 2020. As of June 30, 2018, the redemption price is 103.375 percent and we have not made any redemptions to date. If we experience certain changes in control, we must offer to repurchase the 6.75% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
7.50% Senior Notes, due August 2020
On July 30, 2013, we issued $225.0 million aggregate principal amount of the 7.50% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($2.0 million, net of amortization as of June 30, 2018) are being amortized over the term of the notes using the effective interest rate method.
We may redeem all or a part of the 7.50% Notes upon appropriate notice, at redemption prices decreasing each year after August 1, 2016 to par beginning August 1, 2018. As of June 30, 2018, the redemption price is 101.875 percent and we have not made any redemptions to date. If we experience certain changes in control, we must offer to repurchase the 7.50% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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

2015 Secured Credit Agreement
On January 26, 2015 we entered into the 2015 Secured Credit Agreement. The 2015 Secured Credit Agreement was originally comprised of a $200.0 million revolving credit facility (“Revolver”), which was reduced to $80.0 million in February 2018. The 2015 Secured Credit Agreement formerly included financial maintenance covenants, including a Leverage Ratio, Consolidated Interest Coverage Ratio, Senior Secured Leverage Ratio, and Asset Coverage Ratio, many of which were suspended beginning in September 2015.
On February 14, 2018, we executed the Fifth Amendment to the 2015 Secured Credit Agreement (the “Fifth Amendment”) which modified the credit facility to an Asset-Based Lending structure and reduced the size of the Revolver from $100.0 million to $80.0 million. The Fifth Amendment eliminated the financial maintenance covenants previously in effect and replaced them with a liquidity covenant of $30.0 million and a monthly borrowing base calculation based on eligible rental equipment and eligible domestic accounts receivable. The liquidity covenant requires the Company to maintain a minimum of $30.0 million of liquidity (defined as availability under the borrowing base and cash on hand), of which $15.0 million is restricted, resulting in a maximum availability at any one time of the lesser of (a) an amount equal to our borrowing base minus $15.0 million, or (b) $65.0 million. Our ability to borrow under the 2015 Secured Credit Agreement is determined by reference to our borrowing base. The Fifth Amendment also allows for refinancing our existing Senior Notes with either secured or unsecured debt, adds the ability for the Company to designate certain of its subsidiaries as “Designated Borrowers” and removes our availability to make certain restricted payments. The debt issuance costs incurred relating to the Fifth Amendment were $1.4 million. The remaining debt issuance costs including all amendments as of June 30, 2018 were $1.7 million which are being amortized through January 2020 on a straight line basis.
On July 12, 2018, we executed the Sixth Amendment to the 2015 Secured Credit Agreement (the “Sixth Amendment”) which permits the Company to make Restricted Payments (as defined in the 2015 Secured Credit Agreement) in the form of certain Equity Interests (as defined in the 2015 Secured Credit Agreement).
Our obligations under the 2015 Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, certain U.S.-based rental equipment of the Company and its subsidiary guarantors and the equity interests of certain of the Company’s subsidiaries. In addition to the liquidity covenant and borrowing base requirements, the 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness and liens, and restrictions on entry into certain affiliate transactions and payments (including certain payments of dividends). As of June 30, 2018, we were in compliance with all covenants contained in the 2015 Secured Credit Agreement.
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at either:

•	Base Rate plus an Applicable Rate or

•	LIBOR plus an Applicable Rate.
Revolving loans are available subject to a monthly borrowing base calculation. As of June 30, 2018 the borrowing base under the $80.0 million Revolver was $73.4 million, which was further reduced by $15.0 million of restricted liquidity and $5.9 million in supporting letters of credit outstanding, resulting in availability under the revolver of $52.5 million. There were no amounts drawn on the Revolver as of June 30, 2018.

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
The fair value measurement and disclosure requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 820, Fair Value Measurement and Disclosures requires inputs that we categorize using a three-level hierarchy, from highest to lowest level of observable inputs, as follows:

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
Fair value of our debt instruments is determined using Level 2 inputs. Fair values and related carrying values of our debt instruments were as follows for the periods indicated:

	June 30, 2018		December 31, 2017
Dollars in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt
6.75% Notes	$360,000	$264,150	$360,000	$296,100
7.50% Notes	225,000	183,938	225,000	206,438
Total	$585,000	$448,088	$585,000	$502,538
Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the six months ended June 30, 2018.
Note 5 - Income Taxes
We apply the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At June 30, 2018, we had a liability for unrecognized tax benefits of $5.9 million, primarily related to foreign operations, (all of which, if recognized, would favorably impact our effective tax rate.). At December 31, 2017, we had a liability for unrecognized tax benefits of $5.4 million, all of which would favorably impact our effective tax rate upon recognition. In addition, we recognize interest and penalties that could be applied to uncertain tax positions in periodic income tax expense. As of June 30, 2018 and December 31, 2017, we had approximately $2.2 million and $2.1 million, respectively, of accrued interest and penalties related to uncertain tax positions.
Income tax expense was $1.6 million and $1.7 million for the three months ended June 30, 2018 and 2017, respectively. Despite the pre-tax loss for the second quarter of 2018, we recognized income tax expense due to the jurisdictional mix of income and loss during the quarter, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances.

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
Note 7 - Stockholders' Equity
In February 2017, we issued 800,000 shares (on a post-split basis) of common stock, par value $0.16 2/3 per share, at the public offering price of $2.10 per share, and 500,000 shares of the Convertible Preferred Stock, par value $1.00 per share, with a liquidation preference of $100 per share, for total net proceeds of $72.3 million, after underwriting discount and offering expenses.
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
Unless converted earlier, each share of our Convertible Preferred Stock will automatically convert into between 2.7605 and 3.1746 shares (on a post-split basis) of our common stock (respectively, the “minimum conversion rate” and “maximum conversion rate”), subject to anti-dilution adjustments. The number of shares of our common stock issuable on conversion will be determined based on the volume weighted-average price, of our common stock over the 20 consecutive trading day period beginning on, and including, the 23rd scheduled trading day immediately preceding March 31, 2020. Except in limited circumstances, at any time prior to March 31, 2020, a holder may convert Convertible Preferred Stock into shares of our common stock at the minimum conversion rate of 2.7605 shares (on a post-split basis) of common stock per share of Convertible Preferred Stock, subject to anti-dilution adjustments.
On May 10, 2018, the Company declared a cash dividend of $1.8125 per share of our Convertible Preferred Stock for the period beginning on March 31, 2018 and ending on June 29, 2018, which was paid on July 2, 2018 to holders of record of the Convertible Preferred Stock as of June 15, 2018.
On July 12, 2018, the Board of Directors of the Company declared a dividend of one right (“Right”) for each outstanding share of common stock to common stockholders of record at the close of business on July 27, 2018 (the “Rights Plan”). Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Fractional Share”) of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $52.50 per Fractional Share, subject to adjustment. Initially, the Rights will be attached to all outstanding shares of common stock. The Rights will be separate from the common stock and a “Distribution Date” will occur, with certain exceptions, upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the outstanding shares of common stock, or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person’s becoming an Acquiring Person. The Rights are not exercisable until the Distribution Date and will expire at the close of business on July 12, 2019, unless earlier redeemed or exchanged by the Company. If the rights become exercisable, each holder other than the Acquiring Person (and certain related parties) will be entitled to acquire shares of common stock at a 50% discount or the Company may exchange each right held by such holders for two shares of common stock.
On July 27, 2018, the Company’s 1-for-15 reverse stock split of its common stock became effective. All share and per share data have been retroactively restated for all periods presented. The reverse stock split did not affect the par value of the common stock. Shareholders who otherwise would have been entitled to receive a fractional share of common stock as a result of the reverse stock split will receive cash in lieu of such fractional share. The Company’s Convertible Preferred Stock was not subject to the reverse stock split as proportionate adjustments were made to the minimum and maximum conversion rates of the Convertible Preferred Stock.

Note 8 - Earnings (Loss) Per Share (“EPS”)
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The effects of dilutive securities, stock options, unvested restricted stock, convertible debt and equity are included in the diluted EPS calculation, when applicable. See Note 7 - Stockholders' Equity for details regarding the 1-for-15 reverse stock split.
The following table represents the computation of earnings per share for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2018	2017	2018	2017
Basic EPS
Numerator
Net Income (Loss) Available to Common Stockholders	$(23,784)	$(31,127)	$(53,486)	$(70,936)
Denominator
Weighted average shares outstanding	9,292,224	9,188,888	9,271,759	8,933,945
Number of shares used for basic EPS computation	9,292,224	9,188,888	9,271,759	8,933,945
Basic earnings (loss) per common share	$(2.56)	$(3.39)	$(5.77)	$(7.94)

Diluted EPS
Numerator
Net Income (Loss) Available to Common Stockholders	$(23,784)	$(31,127)	$(53,486)	$(70,936)
Denominator
Number of shares used for basic EPS computation	9,292,224	9,188,888	9,271,759	8,933,945
Restricted stock units (1)	—	—	—	—
Convertible preferred stock (2)	—	—	—	—
Number of shares used for diluted EPS computation	9,292,224	9,188,888	9,271,759	8,933,945
Diluted earnings (loss) per common share	$(2.56)	$(3.39)	$(5.77)	$(7.94)

(1)
For the three and six months ended June 30, 2018 and 2017, respectively, all common shares potentially issuable in connection with outstanding restricted stock unit awards have been excluded from the calculation of diluted EPS as the Company incurred losses during the periods, therefore, inclusion of such potential common shares would be anti-dilutive.

(2)
Weighted average common shares issuable upon the assumed conversion of our Convertible Preferred Stock totaling 1,587,300 shares (on a post-split basis) were excluded from the computation of diluted EPS as such shares would be anti-dilutive.

Note 9 - Revenue from Contracts with Customers
We adopted the Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018 using the modified retrospective implementation method. Accordingly, we have applied the five-step method outlined in Topic 606 for determining when and how revenue is recognized to all contracts that were not completed as of the date of adoption. Revenues for reporting periods beginning as of January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported under the previous revenue recognition guidance. For contracts that were modified before the effective date, we have considered the modification guidance within the new standard and determined that the revenue recognized and contract balances recorded prior to adoption for such contracts were not impacted. While Topic 606 requires additional disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, its adoption has not had a material impact on the measurement or recognition of our revenues. As part of the adoption no adjustments were needed to the consolidated balance sheets, statements of operations and statements of cash flows.
Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. See Note 10 - Reportable Segments for further details on these business lines and revenue disaggregation amounts.
Our drilling and rental tools services provided under each contract is a single performance obligation satisfied over time and comprised of a series of distinct time increments, or service periods. Total revenue is determined for each individual contract by estimating both fixed and variable consideration expected to be earned over the contract term. Fixed consideration generally relates to activities that are not distinct within the context of our contracts and is recognized on a straight-line basis over the contract term. Variable consideration generally relates to distinct service periods during the contract term and are recognized in the period when the services are performed. Our contract terms generally range from 2 to 60 months.
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
Such reimbursable revenues are variable and subject to uncertainty, as the amounts received and timing thereof is highly dependent on factors outside of our control. Accordingly, reimbursable revenues are not included in the total transaction price until the uncertainty is resolved, which typically occurs when the related costs are incurred on behalf of a customer. We are generally considered a principal in such transactions and record the associated revenues at the gross amount billed to the customer in our consolidated condensed statements of operations. Such amounts are recognized once the services have been performed. Such amounts totaled $12.8 million and $15.2 million for the three months ended June 30, 2018 and 2017, respectively, and $27.0 million and $30.5 million for the six months ended June 30, 2018 and 2017, respectively.
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
Contract balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Dollars in thousands	June 30, 2018	December 31, 2017
Contract assets - current (1)	$1,675	$973
Contract assets - noncurrent (1)	—	—
Total contract assets	$1,675	$973

Contract liabilities - current (2)	$(904)	$(641)
Contract liabilities - noncurrent (2)	(315)	(380)
Total contract liabilities	$(1,219)	$(1,021)

(1)
Contract assets - current and contract assets - noncurrent are included in other current assets and other noncurrent assets respectively, in our consolidated condensed balance sheet as of June 30, 2018 and December 31, 2017.

(2)
Contract liabilities - current and contract liabilities - noncurrent are included in accounts payable and accrued liabilities and other long-term liabilities respectively, in our consolidated condensed balance sheet as of June 30, 2018 and December 31, 2017.

Contract assets relate to mobilization costs. During the six months ended June 30, 2018, the amount of amortization of such costs was $2.1 million and there was no impairment loss in relation to capitalized costs.
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
Significant changes to contract assets and contract liabilities balances during the six months ended June 30, 2018 are shown below:

Dollars in thousands	Contract Assets	Contract Liabilities
Balance at December 31, 2017	$973	$(1,021)
Decrease due to recognition of revenue or amortization of cost that was included in the beginning contract balance	(281)	910
Decrease due to recognition of revenue or amortization of cost for current period	(770)	—
Increase to deferred revenue or mobilization costs during current period	1,753	(1,108)
Balance at June 30, 2018	$1,675	$(1,219)
Transaction price allocated to the remaining performance obligations
The following table includes revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Balance at June 30, 2018
Dollars in thousands	Remaining 2018	2019	2020	Beyond 2020	Total
Deferred revenue	$1,403	$515	$239	$581	$2,738
The revenues included above consist of mobilization and capital modification revenues for both wholly and partially unsatisfied performance obligations, which have been estimated for purposes of allocating across the entire corresponding performance obligations. The amounts are derived from the specific terms within contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at June 30, 2018. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in ASC 606-10-50-14A(b) and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts.

Note 10 - Reportable Segments
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
During the quarter ended June 30, 2018, we had rigs operating in Alaska, Kazakhstan, the Kurdistan Region of Iraq, Guatemala, and on Sakhalin Island, Russia. In addition, we had O&M and ongoing project-related services for customer-owned rigs in Kuwait, Canada, Indonesia, Mexico and on Sakhalin Island, Russia.
Rental Tools Services Business
In our Rental Tools Services business, we provide premium rental equipment and services to exploration & production companies, drilling contractors and service companies on land and offshore in the U.S. and select international markets. Tools we provide include standard and heavy-weight drill pipe, all of which are available with standard or high-torque connections, tubing, drill collars, pressure control equipment, including blowout preventers and more. We also provide well construction services, which include tubular running services and downhole tool rentals, well intervention services, which include whipstock, fishing and related services, and inspection and machine shop support. Rental tools are used during drilling and/or workover programs and are requested by the customer as needed, requiring us to keep a broad inventory of rental tools in stock. Rental tools are usually rented on a daily or monthly basis.
U.S. Rental Tools
Our U.S. Rental Tools segment maintains an inventory of rental tools for deepwater, drilling, completion, workover, and production applications at facilities in Louisiana, Texas, Wyoming, North Dakota and West Virginia. We also provide well construction and well intervention services. Our largest single market for rental tools is U.S. land drilling, a cyclical market driven primarily by oil and natural gas prices and our customers’ access to project financing. A portion of our U.S. rental tools business is supplying tubular goods and other equipment to offshore GOM customers.
International Rental Tools
Our International Rental Tools segment maintains an inventory of rental tools and provides well construction, well intervention, and surface and tubular services to our customers in the Middle East, Latin America, United Kingdom, Europe, and Asia-Pacific regions.

The following table represents the results of operations by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2018	2017	2018	2017
Revenues: (1)
Drilling Services:
U.S. (Lower 48) Drilling	$3,283	$5,042	$4,637	$6,257
International & Alaska Drilling	53,302	60,669	109,398	123,881
Total Drilling Services	56,585	65,711	114,035	130,138
Rental Tools Services:
U.S. Rental Tools	42,083	29,704	76,831	49,936
International Rental Tools	19,935	14,192	37,412	27,804
Total Rental Tools Services	62,018	43,896	114,243	77,740
Total revenues	118,603	109,607	228,278	207,878
Operating gross margin: (2)
Drilling Services:
U.S. (Lower 48) Drilling	(3,751)	(4,528)	(9,041)	(11,761)
International & Alaska Drilling	(3,827)	(2,788)	(9,157)	(4,555)
Total Drilling Services	(7,578)	(7,316)	(18,198)	(16,316)
Rental Tools Services:
U.S. Rental Tools	11,302	2,988	15,530	(798)
International Rental Tools	(3,891)	(6,688)	(7,907)	(13,647)
Total Rental Tools Services	7,411	(3,700)	7,623	(14,445)
Total operating gross margin	(167)	(11,016)	(10,575)	(30,761)
General and administrative expense	(8,288)	(6,503)	(14,489)	(13,543)
Gain (loss) on disposition of assets, net	(478)	(113)	(135)	(465)
Total operating income (loss)	(8,933)	(17,632)	(25,199)	(44,769)
Interest expense	(11,197)	(11,095)	(22,437)	(21,965)
Interest income	30	22	53	32
Other income (loss)	(1,191)	560	(900)	1,090
Income (loss) before income taxes	$(21,291)	$(28,145)	$(48,483)	$(65,612)

(1)
For the six months ended June 30, 2018, our largest customer, ENL, constituted approximately 26.3 percent of our total consolidated revenues and approximately 54.9 percent of our International & Alaska Drilling segment revenues. Excluding reimbursable revenues of $22.6 million, ENL constituted approximately 18.6 percent of our total consolidated revenues and approximately 45.4 percent of our International & Alaska Drilling segment revenues.

For the six months ended June 30, 2017, our largest customer, ENL, constituted approximately 34.0 percent of our total consolidated revenues and approximately 57.0 percent of our International & Alaska Drilling segment revenues. Excluding reimbursable revenues of $27.0 million, ENL constituted approximately 24.6 percent of our total consolidated revenues and approximately 46.7 percent of our International & Alaska Drilling segment revenues. Our second largest customer, BP, constituted 10.5 percent, of our total consolidated revenues and approximately 17.6 percent of our International & Alaska Drilling segment revenues.

(2)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

The following table shows the Company’s revenues by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Thousands	2018	2017	2018	2017
Revenues by geographic region:
United States	$52,655	$45,387	$96,651	$77,961
Russia	28,771	36,578	60,062	71,025
EMEA & Asia	22,260	13,537	42,304	28,637
Latin America	4,104	2,753	7,617	5,620
Other CIS	3,506	5,753	7,056	12,061
Other	7,307	5,599	14,588	12,574
Total revenues	$118,603	$109,607	$228,278	$207,878
Note 11 - Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires (a) an entity to separate the lease components from the non-lease components in a contract where the lease component will be accounted for under ASU 2016-02 and the non-lease component will be accounted for under ASU 2014-09, (b) recognition of lease assets and lease liabilities by lessees and derecognition of the leased asset and recognition of a net investment in the lease by the lessor and (c) additional disclosure requirements for both lessees and lessors. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, although early adoption is permitted. Under the updated accounting standard, we have determined that our drilling contracts contain a lease component. In January 2018, the FASB issued a Proposed Accounting Standard Update to provide targeted improvements to Update 2016-02, which (1) provides for a new transition method whereby entities may elect to adopt the Update using a prospective with cumulative catch-up approach and (2) provides lessors with a practical expedient to not separate non-lease components from the related lease components, by class of underlying asset. On March 28, 2018, the FASB held a meeting to approve certain additional amendments to Update 2016-02, including a revision to the practical expedient that would allow a lessor to account for the combined lease and non-lease components under Topic 606 when the non-lease component is the predominant element of the combined component. Depending on the criteria included in the final Update, this practical expedient may be available to us. We will adopt ASU 2016-02 on January 1, 2019. Our adoption, and the ultimate effect on our consolidated condensed financial statements, will be based on an evaluation of the contract-specific facts and circumstances, and such effect could introduce variability to the timing of our revenue recognition relative to current accounting standards. We are evaluating the requirements to determine the effect such requirements may have on our consolidated balance sheets, statements of operations, statements of cash flows and on the disclosures contained in our notes to the consolidated financial statements upon the adoption of ASU 2016-02. Depending on the results of the evaluation our ultimate conclusions may vary.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Effective January 1, 2018, we adopted ASU 2014-09 using the modified retrospective approach and it did not have a material impact on our consolidated balance sheets, statement of operations, and statements of cash flows. See Note 9 - Revenue from Contracts with Customers for further details.

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
We are providing unaudited consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017, respectively. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	June 30, 2018
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$46,762	$16,223	$51,474	$—	$114,459
Accounts and notes receivable, net	—	38,845	83,828	—	122,673
Rig materials and supplies	—	(1,972)	33,494	399	31,921
Other current assets	—	8,651	14,989	—	23,640
Total current assets	46,762	61,747	183,785	399	292,693
Property, plant and equipment, net	(19)	422,144	179,727	217	602,069
Goodwill	—	6,708	—	—	6,708
Intangible assets, net	—	5,974	—	—	5,974
Investment in subsidiaries and intercompany advances	2,923,231	2,993,050	4,100,944	(10,017,225)	—
Other noncurrent assets	(253,593)	231,233	532,946	(480,811)	29,775
Total assets	$2,716,381	$3,720,856	$4,997,402	$(10,497,420)	$937,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$(73,337)	$206,807	$586,803	$(617,476)	$102,797
Accrued income taxes	83,693	(62,838)	(17,398)	—	3,457
Total current liabilities	10,356	143,969	569,405	(617,476)	106,254
Long-term debt, net	578,840	—	—	—	578,840
Other long-term liabilities	2,867	3,367	4,102	(1)	10,335
Long-term deferred tax liability	—	—	60	—	60
Intercompany payables	1,879,491	1,471,636	2,571,268	(5,922,395)	—
Total liabilities	2,471,554	1,618,972	3,144,835	(6,539,872)	695,489
Total stockholders’ equity	244,827	2,101,884	1,852,567	(3,957,548)	241,730
Total liabilities and stockholders’ equity	$2,716,381	$3,720,856	$4,997,402	$(10,497,420)	$937,219

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	December 31, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$75,342	$20,655	$45,552	$—	$141,549
Accounts and notes receivable, net	—	32,338	90,173	—	122,511
Rig materials and supplies	—	(3,025)	34,440	—	31,415
Other current assets	—	6,362	15,999	—	22,361
Total current assets	75,342	56,330	186,164	—	317,836
Property, plant and equipment, net	(19)	428,556	197,234	—	625,771
Goodwill	—	6,708	—	—	6,708
Intangible assets, net	—	7,128	—	—	7,128
Investment in subsidiaries and intercompany advances	2,955,050	2,971,456	3,955,553	(9,882,059)	—
Other noncurrent assets	(261,232)	237,755	537,124	(480,811)	32,836
Total assets	$2,769,141	$3,707,933	$4,876,075	$(10,362,870)	$990,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$(51,060)	$179,247	$588,536	$(617,477)	$99,246
Accrued income taxes	76,883	(56,870)	(15,583)	—	4,430
Total current liabilities	25,823	122,377	572,953	(617,477)	103,676
Long-term debt, net	577,971	—	—	—	577,971
Other long-term liabilities	2,867	5,741	3,825	—	12,433
Long-term deferred tax liability	(1)	—	79	—	78
Intercompany payables	1,865,810	1,465,744	2,430,340	(5,761,894)	—
Total liabilities	2,472,470	1,593,862	3,007,197	(6,379,371)	694,158
Total stockholders’ equity	296,671	2,114,071	1,868,878	(3,983,499)	296,121
Total liabilities and stockholders’ equity	$2,769,141	$3,707,933	$4,876,075	$(10,362,870)	$990,279

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended June 30, 2018
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Revenues	$—	$50,996	$82,641	$(15,034)	$118,603
Operating expenses	—	26,375	80,293	(15,034)	91,634
Depreciation and amortization	—	19,488	7,648	—	27,136
Total operating gross margin (loss)	—	5,133	(5,300)	—	(167)
General and administrative expense (1)	(156)	(8,005)	(127)	—	(8,288)
Gain (loss) on disposition of assets, net	—	(63)	(415)	—	(478)
Total operating income (loss)	(156)	(2,935)	(5,842)	—	(8,933)
Other income (expense):
Interest expense	(11,913)	(51)	(2,100)	2,867	(11,197)
Interest income	139	180	2,578	(2,867)	30
Other	—	14	(1,205)	—	(1,191)
Equity in net earnings of subsidiaries	(11,079)	—	—	11,079	—
Total other income (expense)	(22,853)	143	(727)	11,079	(12,358)
Income (loss) before income taxes	(23,009)	(2,792)	(6,569)	11,079	(21,291)
Income tax expense (benefit)	(132)	277	1,441	—	1,586
Net income (loss)	(22,877)	(3,069)	(8,010)	11,079	(22,877)
Less: Convertible preferred stock dividend	907	—	—	—	907
Net income (loss) available to common stockholders	$(23,784)	$(3,069)	$(8,010)	$11,079	$(23,784)

(1)	General and administrative expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended June 30, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Revenues	$—	$41,490	$85,028	$(16,911)	$109,607
Operating expenses	—	25,327	81,225	(16,911)	89,641
Depreciation and amortization	—	20,270	10,712	—	30,982
Total operating gross margin (loss)	—	(4,107)	(6,909)	—	(11,016)
General and administrative expense (1)	(69)	(6,303)	(131)	—	(6,503)
Gain (loss) on disposition of assets, net	—	(26)	(87)	—	(113)
Total operating income (loss)	(69)	(10,436)	(7,127)	—	(17,632)
Other income (expense):
Interest expense	(11,809)	(41)	(2,070)	2,825	(11,095)
Interest income	184	179	2,484	(2,825)	22
Other	—	15	545	—	560
Equity in net earnings of subsidiaries	(15,823)	—	—	15,823	—
Total other income (expense)	(27,448)	153	959	15,823	(10,513)
Income (loss) before income taxes	(27,517)	(10,283)	(6,168)	15,823	(28,145)
Income tax expense (benefit)	2,371	(1,585)	957	—	1,743
Net income (loss)	(29,888)	(8,698)	(7,125)	15,823	(29,888)
Less: Convertible preferred stock dividend	1,239	—	—	—	1,239
Net income (loss) available to common stockholders	$(31,127)	$(8,698)	$(7,125)	$15,823	$(31,127)

(1)	General and administrative expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2018
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Revenues	$—	$93,587	$164,264	$(29,573)	$228,278
Operating expenses	—	52,192	160,549	(29,573)	183,168
Depreciation and amortization	—	39,484	16,201	—	55,685
Total operating gross margin (loss)	—	1,911	(12,486)	—	(10,575)
General and administrative expense (1)	(245)	(13,988)	(256)	—	(14,489)
Gain (loss) on disposition of assets, net	—	(53)	(82)	—	(135)
Total operating income (loss)	(245)	(12,130)	(12,824)	—	(25,199)
Other income (expense):
Interest expense	(24,141)	172	(4,156)	5,688	(22,437)
Interest income	321	361	5,059	(5,688)	53
Other	—	16	(916)	—	(900)
Equity in net earnings of subsidiaries	(27,451)	—	—	27,451	—
Total other income (expense)	(51,271)	549	(13)	27,451	(23,284)
Income (loss) before income taxes	(51,516)	(11,581)	(12,837)	27,451	(48,483)
Income tax expense (benefit)	157	607	2,426	—	3,190
Net income (loss)	(51,673)	(12,188)	(15,263)	27,451	(51,673)
Less: Convertible preferred stock dividend	1,813	—	—	—	1,813
Net income (loss) available to common stockholders	$(53,486)	$(12,188)	$(15,263)	$27,451	$(53,486)

(1)	General and administrative expenses for field operations are included in operating expenses.

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three months ended June 30, 2018
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(22,877)	$(3,069)	$(8,010)	$11,079	$(22,877)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	(445)	—	(445)
Currency translation difference on foreign currency net investments	—	—	(1,802)	—	(1,802)
Total other comprehensive income (loss), net of tax:	—	—	(2,247)	—	(2,247)
Comprehensive income (loss)	$(22,877)	$(3,069)	$(10,257)	$11,079	$(25,124)

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2018
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(51,673)	$(12,188)	$(15,263)	$27,451	$(51,673)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	(169)	—	(169)
Currency translation difference on foreign currency net investments	—	—	(2,378)	—	(2,378)
Total other comprehensive income (loss), net of tax:	—	—	(2,547)	—	(2,547)
Comprehensive income (loss)	$(51,673)	$(12,188)	$(17,810)	$27,451	$(54,220)

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2018
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(51,673)	$(12,188)	$(15,263)	$27,451	$(51,673)
Adjustments to reconcile net income (loss):
Depreciation and amortization	—	39,484	16,201	—	55,685
(Gain) loss on disposition of assets, net	—	53	82	—	135
Deferred tax expense (benefit)	(6,782)	6,354	(468)	—	(896)
Expenses not requiring cash	2,681	561	(8,472)	9,260	4,030
Change in assets and liabilities:
Accounts and notes receivable	—	(6,507)	6,115	—	(392)
Other assets	32,403	(22,769)	(136,289)	134,767	8,112
Accounts payable and accrued liabilities	(8,596)	25,823	148,225	(171,478)	(6,026)
Accrued income taxes	6,810	(5,968)	(1,786)	—	(944)
Net cash provided by (used in) operating activities	(25,157)	24,843	8,345	—	8,031

Cash flows from investing activities:
Capital expenditures	—	(29,342)	(3,207)	—	(32,549)
Proceeds from the sale of assets	—	67	784	—	851
Net cash provided by (used in) investing activities	—	(29,275)	(2,423)	—	(31,698)

Cash flows from financing activities:
Payments of debt issuance costs	(1,440)	—	—	—	(1,440)
Convertible preferred stock dividend	(1,813)	—	—	—	(1,813)
Shares surrendered in lieu of tax	(170)	—	—	—	(170)
Net cash provided by (used in) financing activities	(3,423)	—	—	—	(3,423)

Net increase (decrease) in cash and cash equivalents	(28,580)	(4,432)	5,922	—	(27,090)
Cash and cash equivalents at beginning of period	75,342	20,655	45,552	—	141,549
Cash and cash equivalents at end of period	$46,762	$16,223	$51,474	$—	$114,459

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(69,696)	$(24,287)	$(13,316)	$37,602	$(69,697)
Adjustments to reconcile net income (loss)
Depreciation and amortization	—	41,458	21,726	—	63,184
(Gain) loss on disposition of assets, net	—	242	223	—	465
Deferred tax expense (benefit)	(10,359)	8,943	482	—	(934)
Expenses not requiring cash	3,154	120	1,674	—	4,948
Equity in net earnings of subsidiaries	37,602	—	—	(37,602)	—
Change in assets and liabilities:
Accounts and notes receivable	—	(13,787)	6,934	—	(6,853)
Other assets	(50,315)	32,013	16,580	—	(1,722)
Accounts payable and accrued liabilities	(37,753)	29,831	(313)	—	(8,235)
Accrued income taxes	71,942	(54,000)	(16,666)	—	1,276
Net cash provided by (used in) operating activities	(55,425)	20,533	17,324	—	(17,568)

Cash flows from investing activities:
Capital expenditures	—	(18,726)	(7,833)	—	(26,559)
Proceeds from the sale of assets	—	25	160	—	185
Net cash provided by (used in) investing activities	—	(18,701)	(7,673)	—	(26,374)

Cash flows from financing activities:
Convertible preferred stock dividend	(1,239)	—	—	—	(1,239)
Shares surrendered in lieu of tax	(612)	—	—	—	(612)
Proceeds from the issuance of common stock	25,200	—	—	—	25,200
Proceeds from the issuance of convertible preferred stock	50,000	—	—	—	50,000
Payment of equity issuance costs	(2,864)	—	—	—	(2,864)
Intercompany advances, net	8,946	361	(9,307)	—	—
Net cash provided by (used in) financing activities	79,431	361	(9,307)	—	70,485

Net increase (decrease) in cash and cash equivalents	24,006	2,193	344	—	26,543
Cash and cash equivalents at beginning of period	65,000	14,365	40,326	—	119,691
Cash and cash equivalents at end of period	$89,006	$16,558	$40,670	$—	$146,234

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis should be read in conjunction with Item 1. Financial Statements of this quarterly report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2017. We use rounded numbers in the Management Discussion and Analysis section which may result in slight differences with results reported under Item 1. Financial Statements.
Executive Summary
The oil and natural gas industry is highly cyclical. Activity levels are driven by traditional energy industry activity indicators, which include current and expected commodity prices, drilling rig counts, footage drilled, well counts, and our customers’ spending levels allocated to exploratory and developmental drilling.
Historical market indicators are listed below:

	Six Months Ended June 30,
	2018	2017	% Change
Worldwide Rig Count (1)
U.S. (land and offshore)	1,001	816	23%
International (2)	969	948	2%
Commodity Prices (3)
Crude Oil (Brent) per bbl	$71.2	$52.7	35%
Crude Oil (West Texas Intermediate) per bbl	$65.5	$50.0	31%
Natural Gas (Henry Hub) per mcf	$2.8	$3.1	(10)%
(1) Estimate of drilling activity measured by the average active rig count for the periods indicated - Source: Baker Hughes Rig Count.
(2) Excludes Canadian Rig Count.
(3) Average daily commodity prices for the periods indicated based on NYMEX front-month composite energy prices.
Financial Results
Our revenues for the 2018 second quarter increased 8.2 percent to $118.6 million from $109.6 million for the 2017 second quarter. Operating gross margin increased $10.8 million to a $0.2 million loss for the three months ended June 30, 2018 compared with a loss of $11.0 million for the three months ended June 30, 2017. Operating gross margin increases were primarily driven by higher U.S. Rental Tools activity.
Outlook
Based on discussion with operators in the region, we expect U.S. (Lower 48) Drilling revenues to increase in the third quarter due to improved utilization. For the International & Alaska Drilling segment, we expect revenues to continue to decline in the third quarter due to completion of work for one of our rigs in Alaska.
We expect U.S. Rental Tools revenues to increase at a slower pace compared with the second quarter, as a result of slower growth in the U.S. land rig markets, particularly in the Permian Basin, and the timing of certain projects in the deepwater Gulf. For the International Rental Tools segment, we expect revenues to be relatively flat compared with the second quarter, as gains in Latin America, Europe, and Saudi Arabia will be offset by lower sales in the United Arab Emirates.
Recent Developments
On July 12, 2018, the Board of Directors of the Company declared a dividend of one right (“Right”) for each outstanding share of common stock to common stockholders of record at the close of business on July 27, 2018 (the “Rights Plan”). Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Fractional Share”) of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $52.50 per Fractional Share, subject to adjustment. Initially, the Rights will be attached to all outstanding shares of common stock. The Rights will be separate from the common stock and a “Distribution Date” will occur, with certain exceptions, upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the outstanding shares of common stock, or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person’s becoming an Acquiring Person. The Rights are not exercisable until the Distribution Date and will expire at the close of business on July 12, 2019, unless earlier redeemed or exchanged by the Company. If the rights become exercisable, each holder other than the Acquiring Person (and certain related parties) will be entitled to acquire shares of common stock at a 50% discount or the Company may exchange each right held by such holders for two shares of common stock.
On July 27, 2018, the Company’s 1-for-15 reverse stock split of its common stock became effective. All share and per share data have been retroactively restated for all periods presented. The reverse stock split did not affect the par value of the common stock. Shareholders who otherwise would have been entitled to receive a fractional share of common stock as a result of the reverse stock split will receive cash in lieu of such fractional share. The Company’s Convertible Preferred Stock was not subject to the reverse stock split as proportionate adjustments were made to the minimum and maximum conversion rates of the Convertible Preferred Stock.

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
We analyze financial results for each of our reportable segments. The reportable segments presented are consistent with our reportable segments discussed in Note 10 - Reportable Segments to our consolidated condensed financial statements. We monitor our reporting segments based on several criteria, including operating gross margin and operating gross margin excluding depreciation and amortization. Operating gross margin excluding depreciation and amortization is computed as revenues less direct operating expenses, and excludes depreciation and amortization expense, where applicable. Operating gross margin percentages are computed as operating gross margin as a percent of revenues. The operating gross margin excluding depreciation and amortization amounts and percentages should not be used as a substitute for those amounts reported under accounting policies generally accepted in the United States (“U.S. GAAP”), but should be viewed in addition to the Company’s reported results prepared in accordance with U.S. GAAP. Management believes this information provides valuable insight into the information management considers important in managing the business.

Three months ended June 30, 2018 Compared with Three months ended June 30, 2017
Revenues increased $9.0 million, or 8.2 percent, to $118.6 million for the three months ended June 30, 2018 compared with revenues of $109.6 million for the three months ended June 30, 2017. Operating gross margin increased $10.8 million to a loss of $0.2 million for the three months ended June 30, 2018 compared with a loss of $11.0 million for the three months ended June 30, 2017.
The following table presents our operating results for the comparable periods by reportable segment:

	Three Months Ended June 30,
Dollars in Thousands	2018		2017
Revenues:
Drilling Services:
U.S. (Lower 48) Drilling	$3,283	3%	$5,042	5%
International & Alaska Drilling	53,302	45%	60,669	55%
Total Drilling Services	56,585	48%	65,711	60%
Rental Tools Services:
U.S. Rental Tools	42,083	35%	29,704	27%
International Rental Tools	19,935	17%	14,192	13%
Total Rental Tools Services	62,018	52%	43,896	40%
Total revenues	118,603	100%	109,607	100%
Operating gross margin (loss) excluding depreciation and amortization:
Drilling Services:
U.S. (Lower 48) Drilling	(1,403)	(43)%	(1,025)	(20)%
International & Alaska Drilling	5,024	9%	9,265	15%
Total Drilling Services	3,621	6%	8,240	13%
Rental Tools Services:
U.S. Rental Tools	22,757	54%	13,731	46%
International Rental Tools	591	3%	(2,005)	(14)%
Total Rental Tools Services	23,348	38%	11,726	27%
Total operating gross margin (loss) excluding depreciation and amortization	26,969	23%	19,966	18%
Depreciation and amortization	(27,136)		(30,982)
Total operating gross margin (loss)	(167)		(11,016)
General and administrative expense	(8,288)		(6,503)
Gain (loss) on disposition of assets, net	(478)		(113)
Total operating income (loss)	$(8,933)		$(17,632)

Operating gross margin (loss) amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	U.S. (Lower 48) Drilling	International & Alaska Drilling	U.S. Rental Tools	International Rental Tools	Total
Three months ended June 30, 2018
Operating gross margin (loss) (1)	$(3,751)	$(3,827)	$11,302	$(3,891)	$(167)
Depreciation and amortization	2,348	8,851	11,455	4,482	27,136
Operating gross margin (loss) excluding depreciation and amortization	$(1,403)	$5,024	$22,757	$591	$26,969
Three months ended June 30, 2017
Operating gross margin (loss) (1)	$(4,528)	$(2,788)	$2,988	$(6,688)	$(11,016)
Depreciation and amortization	3,503	12,053	10,743	4,683	30,982
Operating gross margin (loss) excluding depreciation and amortization	$(1,025)	$9,265	$13,731	$(2,005)	$19,966

(1)	Operating gross margin (loss) is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
The following table presents our average utilization rates and rigs available for service for the three months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,
	2018	2017
U.S. (Lower 48) Drilling
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	14%	19%
International & Alaska Drilling
Eastern Hemisphere
Rigs available for service (1) (3)	10.0	13.0
Utilization rate of rigs available for service (2)	45%	31%
Latin America Region
Rigs available for service (1)	7.0	7.0
Utilization rate of rigs available for service (2)	14%	14%
Alaska
Rigs available for service (1)	2.0	2.0
Utilization rate of rigs available for service (2)	50%	100%
Total International & Alaska Drilling
Rigs available for service (1)	19.0	22.0
Utilization rate of rigs available for service (2)	34%	32%

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

(3)	The eastern hemisphere rigs available for service decreased due to the sale of two Indonesia rigs in the first quarter 2018 and one Papa New Guinea rig in the fourth quarter of 2017.
Drilling Services Business
U.S. (Lower 48) Drilling
U.S. (Lower 48) Drilling segment revenues decreased $1.8 million or 34.9 percent, to $3.3 million for the second quarter of 2018 compared with revenues of $5.0 million for the second quarter of 2017. The decrease was primarily due to a decrease in utilization to 14.0 percent for the quarter ended June 30, 2018 from 19.0 percent for the quarter ended June 30, 2017.
U.S. (Lower 48) Drilling segment operating gross margin excluding depreciation and amortization decreased $0.4 million, or 36.9 percent, to a loss of $1.4 million for the second quarter of 2018 compared with a loss of $1.0 million for the second quarter of 2017. The decrease was primarily due to the decrease in revenues discussed above.
International & Alaska Drilling
International & Alaska Drilling segment revenues decreased $7.4 million, or 12.1 percent, to $53.3 million for the second quarter of 2018 compared with $60.7 million for the second quarter of 2017.
The change in revenues was primarily due to the following:

•	a decrease of $3.6 million driven by a decline in average revenues per day primarily resulting from certain Company-owned rigs being in standby or stacked mode during 2018 compared with 2017;

•	a decrease of $2.8 million, excluding revenue from reimbursable costs (“reimbursable revenues”), resulting from decreased utilization for certain Company-owned rigs in Alaska and Russia;

•	a decrease of $2.6 million in reimbursable revenues, which decreased revenues but had a minimal impact on operating margins; and

•	an increase of $2.8 million primarily driven by O&M activities, excluding reimbursable revenues.
International & Alaska Drilling segment operating gross margin excluding depreciation and amortization decreased $4.2 million, or 45.8 percent, to $5.0 million for the second quarter of 2018 compared with $9.3 million for the second quarter of 2017. The decrease in operating gross margin excluding depreciation and amortization was primarily due to the impact of declines in average revenues per day as well as the decrease in utilization for certain Company-owned rigs in Alaska and Russia as discussed above.
Rental Tools Services Business
U.S. Rental Tools
U.S. Rental Tools segment revenues increased $12.4 million, or 41.7 percent, to $42.1 million for the second quarter of 2018 compared with $29.7 million for the second quarter of 2017. The increase was primarily attributable to an increase in well construction services.
U.S. Rental Tools segment operating gross margin excluding depreciation and amortization increased $9.0 million, or 65.7 percent, to $22.8 million for the second quarter of 2018 compared with $13.7 million for the second quarter of 2017. The improvement was primarily due to the increase in revenues discussed above and cost saving initiatives undertaken throughout 2017.
International Rental Tools
International Rental Tools segment revenues increased $5.7 million, or 40.5 percent, to $19.9 million for the second quarter of 2018 compared with $14.2 million for the second quarter of 2017. The increase was primarily attributable to an increase in well construction services.
International Rental Tools segment operating gross margin excluding depreciation and amortization increased $2.6 million, or 129.5 percent, to a gain of $0.6 million for the second quarter of 2018 compared with a loss of $2.0 million for the second quarter of 2017. The improvement was primarily due to the increase in revenues discussed above.

Other Financial Data
General and administrative expense
General and administrative expense increased $1.8 million to $8.3 million for the second quarter of 2018 compared with $6.5 million for the second quarter of 2017, primarily due to professional fees.
    Gain (loss) on disposition of assets, net
Net losses recognized on asset dispositions were $0.5 million for the second quarter of 2018 compared with a net loss of $0.1 million for the second quarter of 2017. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
    Interest expense and income
Interest expense was $11.2 million for the second quarter of 2018 compared with $11.1 million for the second quarter of 2017. The increase was primarily due to the increase in amortization expense related to the fifth amendment to the 2015 Secured Credit Agreement executed in February 2018. Interest income was nominal during each of the 2018 and 2017 second quarters.
Other
Other income and expense was $1.2 million of expense for the second quarter of 2018 and $0.6 million of income for the second quarter of 2017. Activity in both periods primarily included the impact of foreign currency fluctuations.
Income tax expense (benefit)
During the second quarter of 2018, we had income tax expense of $1.6 million compared with income tax expense of $1.7 million during the second quarter of 2017. Despite the pre-tax loss for the second quarter of 2018, we recognized income tax expense due to the jurisdictional mix of income and loss during the period, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Revenues increased $20.4 million, or 9.8 percent, to $228.3 million for the six months ended June 30, 2018 compared with revenues of $207.9 million for the six months ended June 30, 2017. Operating gross margin increased $20.2 million to a loss of $10.6 million for the six months ended June 30, 2018 compared with a loss of $30.8 million for the six months ended June 30, 2017.
The following table presents our operating results for the comparable periods by reportable segment:

	Six Months Ended June 30,
Dollars in Thousands	2018		2017
Revenues:
Drilling Services:
U.S. (Lower 48) Drilling	$4,637	2%	$6,257	3%
International & Alaska Drilling	109,398	48%	123,881	60%
Total Drilling Services	114,035	50%	130,138	63%
Rental Tools Services:
U.S. Rental Tools	76,831	34%	49,936	24%
International Rental Tools	37,412	16%	27,804	13%
Total Rental Tools Services	114,243	50%	77,740	37%
Total revenues	228,278	100%	207,878	100%
Operating gross margin (loss) excluding depreciation and amortization:
Drilling Services:
U.S. (Lower 48) Drilling	(4,102)	(88)%	(4,010)	(64)%
International & Alaska Drilling	9,694	9%	20,294	16%
Total Drilling Services	5,592	5%	16,284	13%
Rental Tools Services:
U.S. Rental Tools	38,567	50%	20,508	41%
International Rental Tools	951	3%	(4,369)	(16)%
Total Rental Tools Services	39,518	35%	16,139	21%
Total operating gross margin (loss) excluding depreciation and amortization	45,110	20%	32,423	16%
Depreciation and amortization	(55,685)		(63,184)
Total operating gross margin (loss)	(10,575)		(30,761)
General and administrative expense	(14,489)		(13,543)
Gain (loss) on disposition of assets, net	(135)		(465)
Total operating income (loss)	$(25,199)		$(44,769)

Operating gross margin amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	U.S. (Lower 48) Drilling	International & Alaska Drilling	U.S. Rental Tools	International Rental Tools	Total
Six Months Ended June 30, 2018
Operating gross margin (loss) (1)	$(9,041)	$(9,157)	$15,530	$(7,907)	$(10,575)
Depreciation and amortization	4,939	18,851	23,037	8,858	55,685
Operating gross margin (loss) excluding depreciation and amortization	$(4,102)	$9,694	$38,567	$951	$45,110
Six Months Ended June 30, 2017
Operating gross margin (loss) (1)	$(11,761)	$(4,555)	$(798)	$(13,647)	$(30,761)
Depreciation and amortization	7,751	24,849	21,306	9,278	63,184
Operating gross margin (loss) excluding depreciation and amortization	$(4,010)	$20,294	$20,508	$(4,369)	$32,423

(1)	Operating gross margin (loss) is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
The following table presents our average utilization rates and rigs available for service for the six months ended June 30, 2018 and 2017, respectively:

	Six Months Ended June 30,
	2018	2017
U.S. (Lower 48) Drilling
Rigs available for service (1)	13.0	13.0
Utilization rate of rigs available for service (2)	9%	12%
International & Alaska Drilling
Eastern Hemisphere
Rigs available for service (1) (3)	12.0	13.0
Utilization rate of rigs available for service (2)	43%	31%
Latin America Region
Rigs available for service (1)	7.0	7.0
Utilization rate of rigs available for service (2)	14%	14%
Alaska
Rigs available for service (1)	2.0	2.0
Utilization rate of rigs available for service (2)	50%	100%
Total International & Alaska Drilling
Rigs available for service (1)	21.0	22.0
Utilization rate of rigs available for service (2)	33%	32%

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

(3)	The eastern hemisphere rigs available for service decreased due to the sale of one Papa New Guinea rig in the fourth quarter of 2017.
Drilling Services Business
U.S. (Lower 48) Drilling
U.S. (Lower 48) Drilling segment revenues decreased $1.6 million, or 25.9 percent, to $4.6 million for the six months ended June 30, 2018 compared with revenues of $6.3 million for the six months ended June 30, 2017. The decrease was primarily due to a decrease in utilization to 9.3 percent for the six months ended June 30, 2018 from 12.0 percent for the six months ended June 30, 2017.
U.S. (Lower 48) Drilling segment operating gross margin excluding depreciation and amortization decreased $0.1 million, or 2.3 percent, to a loss of $4.1 million for the six months ended June 30, 2018 compared with a loss of $4.0 million for the six months ended June 30, 2017. The decrease was primarily due to the decrease in revenues discussed above.
International & Alaska Drilling
International & Alaska Drilling segment revenues decreased $14.5 million, or 11.7 percent, to $109.4 million for the six months ended June 30, 2018 compared with $123.9 million for the six months ended June 30, 2017.
The change in revenues was primarily due to the following:

•	a decrease of $6.5 million excluding reimbursable revenues, resulting from decreased utilization for certain Company-owned rigs in Alaska and Russia;

•
a decrease of $6.3 million driven by a decline in average revenue per day primarily resulting from certain Company owned rigs being in standby mode during 2018 compared with operating mode during 2017;

•	a decrease in reimbursable revenues of $3.7 million, which decreased revenues but had a minimal impact on operating margins; and

•	an increase of $4.2 million primarily driven by O&M activities, excluding reimbursable revenues.
International & Alaska Drilling segment operating gross margin excluding depreciation and amortization decreased $10.6 million, or 52.2 percent, to $9.7 million for the six months ended June 30, 2018 compared with $20.3 million for the six months ended June 30, 2017. The decrease in operating gross margin excluding depreciation and amortization was primarily due to the decrease in utilization for certain Company-owned rigs in Alaska and Russia, as well as, due to impact of declines in average revenues per day as discussed above.
Rental Tools Services Business
U.S. Rental Tools
U.S. Rental Tools segment revenues increased $26.9 million, or 53.9 percent, to $76.8 million for the six months ended June 30, 2018 compared with $49.9 million for the six months ended June 30, 2017. The increase was primarily driven by an increase in U.S. land rentals due to higher levels of customer activity.
U.S. Rental Tools segment operating gross margin excluding depreciation and amortization increased $18.1 million, or 88.1 percent, to $38.6 million for the six months ended June 30, 2018 compared with $20.5 million for the six months ended June 30, 2017. The increase was primarily due to the increase in revenues discussed above.
International Rental Tools
International Rental Tools segment revenues increased $9.6 million, or 34.6 percent, to $37.4 million for the six months ended June 30, 2018 compared with $27.8 million for the six months ended June 30, 2017. The increase was primarily attributable to an increase in well construction services.
International Rental Tools segment operating gross margin excluding depreciation and amortization increased $5.3 million, or 121.8 percent, to a gain of $1.0 million for the six months ended June 30, 2018 compared with a loss of $4.4 million for the six months ended June 30, 2017. The improvement was primarily due to the increase is revenues discussed above.

Other Financial Data
General and administrative expense
General and administrative expense increased $1.0 million to $14.5 million for the six months ended June 30, 2018 compared with $13.5 million for the six months ended June 30, 2017, primarily due to professional fees.
Gain (loss) on disposition of assets, net
Net losses recognized on asset dispositions were $0.1 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Interest expense and income
Interest expense increased $0.4 million to $22.4 million for the six months ended June 30, 2018 compared with $22.0 million for the six months ended June 30, 2017. The increase was primarily due to the increase in amortization expense related to the fifth amendment to the 2015 Secured Credit Agreement executed in February 2018. Interest income was $0.1 million for the six months ended June 30, 2018 compared with a nominal amount for the six months ended June 30, 2017.
Other
Other income and expense was $0.9 million of expense for the six months ended June 30, 2018 and $1.1 million of income for the six months ended June 30, 2017. Activity in both periods primarily included the impact of foreign currency fluctuations.
Income tax expense (benefit)
During the six months ended June 30, 2018, we had income tax expense of $3.2 million compared with income tax expense of $4.1 million during the six months ended June 30, 2017. Despite the pre-tax loss for the six months ended June 30, 2018, we recognized income tax expense due to the jurisdictional mix of income and loss during the period, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances.
Backlog
Backlog is our estimate of the dollar amount of revenues we expect to realize in the future as a result of executing drilling contracts. The Company’s backlog of firm orders was approximately $215.5 million at June 30, 2018 and $289.0 million at June 30, 2017, and is primarily attributable to the International & Alaska Drilling segment of our Drilling Services business. We estimate that, as of June 30, 2018, 27.7 percent of our backlog will be recognized as revenues within the fiscal year.
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

Liquidity and Capital Resources
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of expansion plans, debt service requirements, and other operational cash needs. To meet our short-term liquidity requirements we primarily rely on our cash on hand and cash from operations. We also have access to cash through the revolving credit facility (“Revolver”), subject to our compliance with the covenants contained in the Second Amended and Restated Senior Secured Credit Agreement, as amended from time-to-time (the “2015 Secured Credit Agreement”). We expect that these sources of liquidity will be sufficient to provide us the ability to fund our current operations and required capital expenditures. We may need to fund expansion capital expenditures, acquisitions, debt principal payments, or pursuits of business opportunities that support our strategy, through additional borrowings or the issuance of additional common stock or other forms of equity. We do not pay dividends on our common stock.
Liquidity
On February 14, 2018, we entered into the Fifth Amendment to the 2015 Secured Credit Agreement (the “Fifth Amendment”), which modified the credit facility to an Asset-Based Lending structure and reduced the size of the Revolver from $100 million to $80 million. The Fifth Amendment eliminated the financial maintenance covenants previously in effect and replaced them with a liquidity covenant of $30 million and a monthly borrowing base calculation based on eligible rental equipment and eligible domestic accounts receivable. The Liquidity covenant requires the Company to maintain a minimum of $30 million of liquidity (defined as availability under the borrowing base and cash on hand), of which $15 million is restricted, resulting in a maximum availability at any one time of $65 million. The Fifth Amendment also allows for refinancing our existing Senior Notes with either secured or unsecured debt.
The following table provides a summary of our total liquidity:

June 30, 2018
Dollars in thousands
Cash and cash equivalents on hand (1)	$114,459
Availability under Revolver (2)	52,547
Total liquidity	$167,006

(1)	As of June 30, 2018, approximately $50.4 million of the $114.5 million of cash and equivalents was held by our foreign subsidiaries.

(2)
The borrowing base under the $80.0 million Revolver was $73.4 million, which was further reduced by $15.0 million of restricted liquidity and $5.9 million in supporting letters of credit outstanding, resulting in availability under the revolver of $52.5 million.

The earnings of foreign subsidiaries as of June 30, 2018 were reinvested to fund our international operations. If in the future we decide to repatriate earnings, the Company may be required to pay taxes on these amounts, which could reduce the liquidity of the Company at that time.
We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements or guarantees of third-party financial obligations. As of June 30, 2018, we have no energy, commodity, or foreign currency derivative contracts.

Cash Flow Activity
As of June 30, 2018, we had cash and cash equivalents of $114.5 million, a decrease of $27.1 million from cash and cash equivalents of $141.5 million at December 31, 2017. The following table provides a summary of our cash flow activity:

	Six Months Ended June 30,
Dollars in thousands	2018	2017
Operating activities	$8,031	$(17,568)
Investing activities	(31,698)	(26,374)
Financing activities	(3,423)	70,485
Net change in cash and cash equivalents	$(27,090)	$26,543
Operating Activities
Cash flows from operating activities were a source of $8.0 million and a use of $17.6 million for the six months ended June 30, 2018 and 2017, respectively. Cash flows from operating activities in each period were largely impacted by our earnings and changes in working capital. Changes in working capital were a source of cash of $0.8 million for the six months ended June 30, 2018 compared with a use of cash of $15.5 million for the six months ended June 30, 2017. In addition to the impact of earnings and working capital changes, cash flows from operating activities in each period were impacted by various non-cash charges.
It is our long-term intention to utilize our operating cash flows to fund maintenance and growth of our rental tool assets and drilling rigs. Given the current oil and natural gas services market over the past few years, our short-term focus is to preserve liquidity by managing our costs and capital expenditures. While the overall market for oilfield services remains challenging, we are beginning to see a market recovery that is expected to continue to increase our working capital and capital spending as we pursue attractive investment opportunities.
Investing Activities
Cash flows from investing activities were a use of $31.7 million and $26.4 million for the six months ended June 30, 2018 and 2017, respectively. Our primary uses of cash during the six months ended June 30, 2018 and 2017 were $32.5 million and $26.6 million, respectively, for capital expenditures. Capital expenditures in each period were primarily for tubular and other products for our Rental Tools Services business and for rig-related maintenance.
Financing Activities
Cash flows from financing activities were a use of $3.4 million for the six months ended June 30, 2018, primarily related to dividends of $1.8 million on our Convertible Preferred Stock and to the debt issuance costs incurred relating to the Fifth Amendment to the 2015 Secured Credit Agreement in the amount of $1.4 million. For the 2017 comparable period, cash flows from financing activities were a source of $70.5 million for the six months ended June 30, 2017, primarily related to the issuances of common stock and Convertible Preferred Stock, which yielded combined proceeds of $72.3 million, net of underwriting discount and offering expenses.

Long-Term Debt Summary
Our principal amount of long-term debt, including current portion, was $585.0 million as of June 30, 2018 which consisted of:
•$360.0 million aggregate principal amount of 6.75% Notes (defined below); and
•$225.0 million aggregate principal amount of 7.50% Notes (defined below).
6.75% Senior Notes, due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of 6.75% Senior Notes due July 2022 (“6.75% Notes”) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the Second Amended and Restated Senior Secured Credit Agreement, as amended from time-to-time (“2015 Secured Credit Agreement”) and our 7.50% Senior Notes, due 2020 (“7.50% Notes”, and collectively with the 6.75% Notes, the “Senior Notes”). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($4.2 million net of amortization as of June 30, 2018) are being amortized over the term of the notes using the effective interest rate method.
We may redeem all or a part of the 6.75% Notes upon appropriate notice, at redemption prices decreasing each year after January 15, 2018 to par beginning January 15, 2020. As of June 30, 2018, the redemption price is 103.375 percent and we have not made any redemptions to date. If we experience certain changes in control, we must offer to repurchase the 6.75% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
7.50% Senior Notes, due August 2020
On July 30, 2013, we issued $225.0 million aggregate principal amount of the 7.50% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($2.0 million, net of amortization as of June 30, 2018) are being amortized over the term of the notes using the effective interest rate method.
We may redeem all or a part of the 7.50% Notes upon appropriate notice, at redemption prices decreasing each year after August 1, 2016 to par beginning August 1, 2018. As of June 30, 2018, the redemption price is 101.875 percent and we have not made any redemptions to date. If we experience certain changes in control, we must offer to repurchase the 7.50% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
2015 Secured Credit Agreement
On January 26, 2015 we entered into the 2015 Secured Credit Agreement. The 2015 Secured Credit Agreement was originally comprised of a $200.0 million revolving credit facility (“Revolver”), which was reduced to $80.0 million in February 2018. The 2015 Secured Credit Agreement formerly included financial maintenance covenants, including a Leverage Ratio,

Consolidated Interest Coverage Ratio, Senior Secured Leverage Ratio, and Asset Coverage Ratio, many of which were suspended beginning in September 2015.
On February 14, 2018, we executed the Fifth Amendment to the 2015 Secured Credit Agreement (the “Fifth Amendment”) which modified the credit facility to an Asset-Based Lending structure and reduced the size of the Revolver from $100.0 million to $80.0 million. The Fifth Amendment eliminated the financial maintenance covenants previously in effect and replaced them with a liquidity covenant of $30.0 million and a monthly borrowing base calculation based on eligible rental equipment and eligible domestic accounts receivable. The liquidity covenant requires the Company to maintain a minimum of $30.0 million of liquidity (defined as availability under the borrowing base and cash on hand), of which $15.0 million is restricted, resulting in a maximum availability at any one time of the lesser of (a) an amount equal to our borrowing base minus $15.0 million, or (b) $65.0 million. Our ability to borrow under the 2015 Secured Credit Agreement is determined by reference to our borrowing base. The Fifth Amendment also allows for refinancing our existing Senior Notes with either secured or unsecured debt, adds the ability for the Company to designate certain of its subsidiaries as “Designated Borrowers” and removes our availability to make certain restricted payments. The debt issuance costs incurred relating to the Fifth Amendment were $1.4 million. The remaining debt issuance costs including all amendments as of June 30, 2018 were $1.7 million which are being amortized through January 2020 on a straight line basis.
On July 12, 2018, we executed the Sixth Amendment to the 2015 Secured Credit Agreement (the “Sixth Amendment”) which permits the Company to make Restricted Payments (as defined in the 2015 Secured Credit Agreement) in the form of certain Equity Interests (as defined in the 2015 Secured Credit Agreement).
Our obligations under the 2015 Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, certain U.S.-based rental equipment of the Company and its subsidiary guarantors and the equity interests of certain of the Company’s subsidiaries. In addition to the liquidity covenant and borrowing base requirements, the 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness and liens, and restrictions on entry into certain affiliate transactions and payments (including certain payments of dividends). As of June 30, 2018, we were in compliance with all covenants contained in the 2015 Secured Credit Agreement.
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at either:

•	Base Rate plus an Applicable Rate or

•	LIBOR plus an Applicable Rate.
Revolving loans are available subject to a monthly borrowing base calculation. As of June 30, 2018 the borrowing base under the $80.0 million Revolver was $73.4 million, which was further reduced by $15.0 million of restricted liquidity and $5.9 million in supporting letters of credit outstanding, resulting in availability under the revolver of $52.5 million. There were no amounts drawn on the Revolver as of June 30, 2018.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act). All statements contained in this Form 10-Q, other than statements of historical facts, are forward-looking statements for purposes of these provisions. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “plan,” “seek,” “forecast,” “target,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses we make in light of our experience and perception of historical trends, current conditions, expected future developments, and other factors we believe are relevant. Although we believe our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. Each forward-looking statement speaks only as of the date of this Form 10-Q, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You should be aware that certain events could have a material adverse effect on our business, results of operations, financial condition, and cash flows. For more information about such events, see “Risk Factors” described in Item 1A. of the Company’s Annual Report filed on Form 10-K, along with additional risk factors described from time to time in our SEC filings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the market risk faced by us from that reported in our 2017 Form 10-K. For more information on market risk, see Part II, Item 7A in our 2017 Form 10-K.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2018, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and is (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
We are currently out of compliance with the New York Stock Exchange’s minimum share price requirement, and are at risk of the NYSE delisting our common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common stock and would result in a “fundamental change” under the terms of our outstanding Convertible Preferred Stock.
On March 14, 2018, we received a notice from the NYSE that the average closing price of our common stock over a 30 consecutive trading day period was below $1.00 per share, which is below the minimum closing price required by NYSE listing standards. To increase the average trading price of our common stock, our stockholders approved a 1-for-15 reverse stock split that became effective on July 27, 2018, resulting in a closing price of our common stock on July 27, 2018 of $4.97. Accordingly, we will regain compliance if on the last trading day of any calendar month our common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of such month. If we do not regain compliance within six months of receipt of notice from the NYSE, the NYSE will commence suspension and delisting procedures.
There can be no assurance that the reverse stock split will be sufficient to bring our common stock into compliance with the NYSE’s minimum listing standards. Furthermore, even if our common stock regains compliance with NYSE listing standards, we cannot assure you that the average closing price of our common stock over a consecutive 30 trading-day period will not fall below $1.00 per share in the future.
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
As of June 30, 2018, we had $585.0 million principal amount of long-term debt, operating lease commitments, and $5.9 million of standby letters of credit. Our ability to meet our debt service obligations depends on our ability to generate positive cash flows from operations. We have in the past, and may in the future, incur negative cash flows from one or more segments of our operating activities. Our future cash flows from operating activities will be influenced by the demand for our drilling services, the utilization of our rigs, the dayrates that we receive for our rigs, demand for our rental tools, oil and natural gas prices, general economic conditions, and other factors affecting our operations, many of which are beyond our control.
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
In addition to our currently outstanding debt, at June 30, 2018, our 2015 Secured Credit Agreement provides us with a revolver of up to $80.0 million. In addition, although the 2015 Credit Agreement and the indentures that govern our Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the related risks that we now face could intensify. Our level of indebtedness could, for instance, prevent us from engaging in transactions that might otherwise be beneficial to us or from making desirable capital expenditures. This could put us at a competitive disadvantage relative to other less leveraged competitors that have more cash flow to devote to their operations. In addition, the incurrence of additional debt could make it more difficult to satisfy our existing financial obligations.
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

Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Revolving loans are available subject to a monthly borrowing base calculation. As of June 30, 2018 the borrowing base under the $80 million Revolver was $73.4 million, which was further reduced by $15.0 million of restricted liquidity and $5.9 million in supporting letters of credit, resulting in availability under the revolver of $52.5 million.
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

3.4	—
Certificate of Designations of Series A Junior Participating Preferred Stock of Parker Drilling Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 13, 2018).

3.5	—
Certificate of Amendment of the Restated Certificate of Incorporation of Parker Drilling Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 13, 2018).

4.1	—
Rights Agreement, dated as of July 12, 2018, between Parker Drilling Company and Equiniti Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 13, 2018).

10.1	—
Sixth Amendment to the Second Amendment and Restated Credit Agreement, dated July 12, 2018, among Parker Drilling Company, as Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, Barclays Bank PLC, as Documentation Agent, and the other lenders and L/C issuers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2018).

10.2	—	Parker Drilling Company 2018 Annual Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2018).

12.1	—	Computation of Ratio of Earnings to Fixed Charges.

31.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	Michael W. Sumruld, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d-14(a) Certification.

32.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, 18 U.S.C. Section 1350 Certification.

32.2	—	Michael W. Sumruld, Senior Vice President and Chief Financial Officer, 18 U.S.C. Section 1350 Certification.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKER DRILLING COMPANY

Date:	August 2, 2018	By:	/s/ Gary G. Rich
Gary G. Rich Chairman, President and Chief Executive Officer

		By:	/s/ Michael W. Sumruld
Michael W. Sumruld Senior Vice President and Chief Financial Officer