Form 10-Q
period 2018-09-30
PARKER DRILLING CO /DE/
filed 2018-11-06
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2018
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
(Address of principal executive offices and zip code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2018 there were 9,381,601 common shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,728	$141,549
Accounts and notes receivable, net of allowance for bad debts of $7,547 at September 30, 2018 and $7,564 at December 31, 2017	137,901	122,511
Rig materials and supplies	34,498	31,415
Other current assets	27,673	22,361
Total current assets	281,800	317,836
Property, plant and equipment, net of accumulated depreciation of $973,002 at September 30, 2018 and $1,343,105 at December 31, 2017	550,469	625,771
Goodwill (Note 3)	6,708	6,708
Intangible assets, net (Note 3)	5,398	7,128
Deferred income taxes	1,811	1,284
Other noncurrent assets	22,995	31,552
Total assets	$869,181	$990,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$103,241	$99,246
Accrued income taxes	4,212	4,430
Total current liabilities	107,453	103,676
Long-term debt, net of unamortized debt issuance costs of $5,711 at September 30, 2018 and $7,029 at December 31, 2017 (Note 4)	579,289	577,971
Other long-term liabilities	12,208	12,433
Long-term deferred tax liability	60	78
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $1.00 par value, 1,942,000 shares authorized, 7.25% Series A Mandatory Convertible, 500,000 shares issued and outstanding	500	500
Common Stock, $0.16 2/3 par value, authorized 18,666,667 shares, issued and outstanding, 9,381,316 shares (9,262,382 shares in 2017) (1)	1,397	1,378
Capital in excess of par value (1)	765,863	766,508
Accumulated deficit	(591,377)	(468,753)
Accumulated other comprehensive income (loss)	(6,212)	(3,512)
Total stockholders’ equity	170,171	296,121
Total liabilities and stockholders’ equity	$869,181	$990,279

(1)	See Note 8 - Stockholders’ Equity for details regarding the 1-for-15 reverse stock split.

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$123,395	$118,308	$351,673	$326,186
Expenses:
Operating expenses	93,943	88,120	277,111	263,575
Depreciation and amortization	27,520	30,067	83,205	93,251
	121,463	118,187	360,316	356,826
Total operating gross margin (loss)	1,932	121	(8,643)	(30,640)
General and administrative expense	(14,495)	(7,033)	(28,984)	(20,576)
Loss on impairment	(43,990)	—	(43,990)	—
Gain (loss) on disposition of assets, net	9	97	(126)	(368)
Total operating income (loss)	(56,544)	(6,815)	(81,743)	(51,584)
Other income (expense):
Interest expense	(11,350)	(11,067)	(33,787)	(33,032)
Interest income	23	128	76	160
Other	(709)	(638)	(1,609)	452
Total other income (expense)	(12,036)	(11,577)	(35,320)	(32,420)
Income (loss) before income taxes	(68,580)	(18,392)	(117,063)	(84,004)
Income tax expense (benefit)	2,371	1,919	5,561	6,004
Net income (loss)	(70,951)	(20,311)	(122,624)	(90,008)
Less: Convertible preferred stock dividend	906	906	2,719	2,145
Net income (loss) available to common stockholders	$(71,857)	$(21,217)	$(125,343)	$(92,153)
Basic earnings (loss) per common share: (1)	$(7.70)	$(2.30)	$(13.49)	$(10.20)
Diluted earnings (loss) per common share: (1)	$(7.70)	$(2.30)	$(13.49)	$(10.20)
Number of common shares used in computing earnings per share:
Basic (1)	9,334,390	9,220,001	9,292,858	9,030,345
Diluted (1)	9,334,390	9,220,001	9,292,858	9,030,345

(1)	See Note 8 - Stockholders’ Equity for details regarding the 1-for-15 reverse stock split.

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(70,951)	$(20,311)	$(122,624)	$(90,008)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	(315)	170	(484)	438
Currency translation difference on foreign currency net investments	162	1,217	(2,216)	2,666
Total other comprehensive income (loss), net of tax:	(153)	1,387	(2,700)	3,104
Comprehensive income (loss)	$(71,104)	$(18,924)	$(125,324)	$(86,904)

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(122,624)	$(90,008)
Adjustments to reconcile net income (loss):
Depreciation and amortization	83,205	93,251
(Gain) loss on disposition of assets, net	126	368
Deferred tax expense (benefit)	(546)	(594)
Loss on impairment	43,990	—
Expenses not requiring cash	4,491	5,899
Change in assets and liabilities:
Accounts and notes receivable	(15,646)	(14,908)
Other assets	7,678	(325)
Accounts payable and accrued liabilities	(3,866)	(18,520)
Accrued income taxes	(324)	431
Net cash provided by (used in) operating activities	(3,516)	(24,406)

Cash flows from investing activities:
Capital expenditures	(52,020)	(44,836)
Proceeds from the sale of assets	1,031	322
Net cash provided by (used in) investing activities	(50,989)	(44,514)

Cash flows from financing activities:
Convertible preferred stock dividend	(3,625)	(1,239)
Payments of debt issuance costs	(1,443)	—
Shares surrendered in lieu of tax	(248)	(829)
Proceeds from the issuance of common stock	—	25,200
Proceeds from the issuance of convertible preferred stock	—	50,000
Payment of equity issuance costs	—	(2,864)
Net cash provided by (used in) financing activities	(5,316)	70,268

Net increase (decrease) in cash and cash equivalents	(59,821)	1,348
Cash and cash equivalents at beginning of period	141,549	119,691
Cash and cash equivalents at end of period	$81,728	$121,039

Supplemental cash flow information:
Interest paid	$41,175	$41,175
Income taxes paid	$7,000	$7,223
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and Shares in Thousands)
(Unaudited)

	Shares (1)	Convertible Preferred Stock	Common Stock (1)	Treasury Stock	Capital in Excess of Par Value (1)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2016	8,341	$—	$1,394	$(170)	$694,807	$(350,052)	$(6,844)	$339,135
Activity in employees’ stock plans	31	—	5	—	(407)	—	—	(402)
Amortization of stock-based awards	—	—	—	—	1,332	—	—	1,332
Issuance of common stock	800	—	133	—	23,927	—	—	24,060
Issuance of mandatory convertible preferred stock	500	500	—	—	47,779	—	—	48,279
Comprehensive Income:
Net income (loss)	—	—	—	—	—	(39,809)	—	(39,809)
Other comprehensive income (loss)	—	—	—	—	—	—	846	846
Balances, March 31, 2017	9,672	500	1,532	(170)	767,438	(389,861)	(5,998)	373,441
Activity in employees’ stock plans	45	—	7	—	(280)	—	—	(273)
Amortization of stock-based awards	—	—	—	—	886	—	—	886
Issuance of common stock	—	—	—	—	(1)	—	—	(1)
Issuance of mandatory convertible preferred stock	—	—	—	—	(2)	—	—	(2)
Convertible preferred stock dividend	—	—	—	—	(1,239)	—	—	(1,239)
Comprehensive Income:
Net income (loss)	—	—	—	—	—	(29,888)	—	(29,888)
Other comprehensive income (loss)	—	—	—	—	—	—	871	871
Balances, June 30, 2017	9,717	$500	$1,539	$(170)	$766,802	$(419,749)	$(5,127)	$343,795

(1)	See Note 8 - Stockholders’ Equity for details regarding the 1-for-15 reverse stock split.

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and Shares in Thousands)
(Unaudited)

	Shares (1)	Convertible Preferred Stock	Common Stock (1)	Treasury Stock	Capital in Excess of Par Value (1)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, June 30, 2017	9,717	$500	$1,539	$(170)	$766,802	$(419,749)	$(5,127)	$343,795
Activity in employees’ stock plans	43	—	7	—	(260)	—	—	(253)
Amortization of stock-based awards	—	—	—	—	844	—	—	844
Convertible preferred stock dividend	—	—	—	—	(906)	—	—	(906)
Comprehensive Income:
Net income (loss)	—	—	—	—	—	(20,311)	—	(20,311)
Other comprehensive income (loss)	—	—	—	—	—	—	1,387	1,387
Balances, September 30, 2017	9,760	$500	$1,546	$(170)	$766,480	$(440,060)	$(3,740)	$324,556

(1)	See Note 8 - Stockholders’ Equity for details regarding the 1-for-15 reverse stock split.

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and Shares in Thousands)
(Unaudited)

	Shares (1)	Convertible Preferred Stock	Common Stock (1)	Treasury Stock	Capital in Excess of Par Value (1)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2017	9,762	$500	$1,548	$(170)	$766,508	$(468,753)	$(3,512)	$296,121
Activity in employees’ stock plans	21	—	3	—	(126)	—	—	(123)
Amortization of stock-based awards	—	—	—	—	979	—	—	979
Convertible preferred stock dividend	—	—	—	—	(906)	—	—	(906)
Comprehensive Income:
Net income (loss)	—	—	—	—	—	(28,796)	—	(28,796)
Other comprehensive income (loss)	—	—	—	—	—	—	(300)	(300)
Balances, March 31, 2018	9,783	500	1,551	(170)	766,455	(497,549)	(3,812)	266,975
Activity in employees’ stock plans	37	—	6	—	(53)	—	—	(47)
Amortization of stock-based awards	—	—	—	—	833	—	—	833
Convertible preferred stock dividend	—	—	—	—	(907)	—	—	(907)
Comprehensive Income:
Net income (loss)	—	—	—	—	—	(22,877)	—	(22,877)
Other comprehensive income (loss)	—	—	—	—	—	—	(2,247)	(2,247)
Balances, June 30, 2018	9,820	$500	$1,557	$(170)	$766,328	$(520,426)	$(6,059)	$241,730

(1)	See Note 8 - Stockholders’ Equity for details regarding the 1-for-15 reverse stock split.

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and Shares in Thousands)
(Unaudited)

	Shares (1)	Convertible Preferred Stock	Common Stock (1)	Treasury Stock	Capital in Excess of Par Value (1)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, June 30, 2018	9,820	$500	$1,557	$(170)	$766,328	$(520,426)	$(6,059)	$241,730
Activity in employees’ stock plans	61	—	10	—	(91)	—	—	(81)
Amortization of stock-based awards	—	—	—	—	532	—	—	532
Convertible preferred stock dividend	—	—	—	—	(906)	—	—	(906)
Comprehensive Income:
Net income (loss)	—	—	—	—	—	(70,951)	—	(70,951)
Other comprehensive income (loss)	—	—	—	—	—	—	(153)	(153)
Balances, September 30, 2018	9,881	$500	$1,567	$(170)	$765,863	$(591,377)	$(6,212)	$170,171

(1)	See Note 8 - Stockholders’ Equity for details regarding the 1-for-15 reverse stock split.

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 1 - Summary of Significant Accounting Policies
Basis of Presentation — The Consolidated Condensed Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are unaudited. In the opinion of Parker Drilling Company (“Parker Drilling” or the “Company”), these consolidated condensed financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for their fair presentation for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The consolidated condensed financial statements presented herein should be read in connection with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Use of Estimates — The preparation of our consolidated condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements, and our revenues and expenses during the periods reported. Estimates are typically used when accounting for certain significant items such as legal or contractual liability accruals, self-insured medical/dental plans, impairment, income taxes and valuation allowance, and other items requiring the use of estimates. Estimates are based on a number of variables, which may include third party valuations, historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ from management estimates.
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
Intangible Assets — Our intangible assets are related to developed technology and trade names, which were acquired through acquisition and are classified as definite lived intangibles, that are generally amortized over a weighted average period of approximately three to six years. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss. See Note 3 - Goodwill and Intangible Assets for further discussion.
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

Income Taxes — Income taxes are accounted for under the asset and liability method and have been provided for based upon tax laws and rates in effect in the countries in which operations are conducted and income or losses are generated. There is little or no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes as the countries in which we operate have taxation regimes that vary not only with respect to nominal rate, but also in terms of the availability of deductions, credits, and other benefits. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled and the effect of changes in tax rates is recognized in income in the period in which the change is enacted. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In order to determine the amount of deferred tax assets or liabilities, as well as the valuation allowances, we must make estimates and assumptions regarding future taxable income, where rigs will be deployed, and other matters. Changes in these estimates and assumptions, including changes in tax laws and other changes affecting our ability to recognize the underlying deferred tax assets, could require us to adjust the valuation allowances.
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
Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and natural gas companies. We generally do not require collateral on our trade receivables. We depend on a limited number of significant customers. Our largest customer, Exxon Neftegas Limited (“ENL”), constituted approximately 25.7 percent of our consolidated revenues for the nine months ended September 30, 2018. Excluding revenues from reimbursable costs (“reimbursable revenues”) of $34.6 million, ENL constituted approximately 17.9 percent of our total consolidated revenues for the nine months ended September 30, 2018.
We had deposits in domestic banks in excess of federally insured limits of approximately $41.3 million and $97.6 million, as of September 30, 2018 and December 31, 2017, respectively. In addition, we had uninsured deposits in foreign banks of $42.4 million and $45.6 million as of September 30, 2018 and December 31, 2017, respectively.
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
Reverse Stock Split — On July 27, 2018, the Company’s 1-for-15 reverse stock split of its common stock became effective. Unless otherwise indicated, all common share and per common share data have been retroactively restated for all periods presented. The reverse stock split did not affect the par value of the common stock. Shareholders who otherwise would have been entitled to receive a fractional share of common stock as a result of the reverse stock split received cash in lieu of such fractional share. The Company’s 7.25% Series A Mandatory Convertible Preferred Stock (“Convertible Preferred Stock”) was not subject to the reverse stock split, as proportionate adjustments were made to the minimum and maximum conversion rates of the Convertible Preferred Stock.

Note 2 - Property, Plant and Equipment Impairment
Historically, our barge rig utilization has trended closely with oil prices in periods of both decline and recovery. During the third quarter of 2018, management determined the divergence between oil prices and utilization for our Gulf of Mexico inland barge and International barge asset groups necessitated performance of a recoverability analysis for these two asset groups. Average quarterly oil prices have increased sequentially beginning in the third quarter of 2017, reaching an average quarterly 3-year high in the third quarter of 2018, while our utilization remained flat for the nine months ending September 30, 2018 as compared to the year ended December 31, 2018.
Based upon our recoverability analysis, where the carrying values exceeded both estimated future undiscounted cash flows and a subsequent aggregate fair value determination based upon a cost approach method, we determined the Gulf of Mexico inland barge and International barge asset groups were impaired. The significant unobservable inputs to the cost approach method included replacement costs and remaining economic life. See also Note 5 - Fair Value of Measurements.
We estimated the fair values to be $19.7 million and $3.4 million for the Gulf of Mexico inland barge asset group and the International barge asset group, respectively, as of September 30, 2018. We recognized a pretax impairment loss of approximately $44.0 million in total, or $34.2 million and $9.8 million for the Gulf of Mexico inland barge asset group and the International barge asset group, respectively, for the three months ended September 30, 2018. The Gulf of Mexico inland barge asset group is reported as part of the U.S. (Lower 48) Drilling segment and the International barge asset group is reported as part of the International & Alaska Drilling segment.

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
All of the Company’s goodwill and intangible assets are allocated to the U.S. Rental Tools segment.
Goodwill — The change in the carrying amount of goodwill for the period ended September 30, 2018 is as follows:

Dollars in thousands	Goodwill
Balance at December 31, 2017	$6,708
Additions	—
Balance at September 30, 2018	$6,708

Of the total amount of goodwill recognized, zero is expected to be deductible for income tax purposes.
Intangible Assets — Intangible Assets consist of the following:

		Balance at September 30, 2018
Dollars in thousands	Estimated Useful Life (Years)	Gross Carrying Amount	Write-off Due to Disposal	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Developed technology	6	$11,630	$—	$(6,784)	$4,846
Trade names	5	4,940	(332)	(4,056)	552
Total amortized intangible assets		$16,570	$(332)	$(10,840)	$5,398

Amortization expense was $1.7 million and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively.
Our remaining intangibles amortization expense for the next five years is presented below:

Dollars in thousands	Expected future intangible amortization expense
2018	$577
2019	$2,306
2020	$2,030
2021	$485
Beyond 2021	$—

Note 4 - Long-term Debt
The following table illustrates the Company’s current debt portfolio as of September 30, 2018 and December 31, 2017:

Dollars in thousands	September 30, 2018	December 31, 2017
6.75% Senior Notes, due July 2022	$360,000	$360,000
7.50% Senior Notes, due August 2020	225,000	225,000
Total principal	585,000	585,000
Less: unamortized debt issuance costs	(5,711)	(7,029)
Total long-term debt	$579,289	$577,971

6.75% Senior Notes, due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of 6.75% Senior Notes due July 2022 (the “6.75% Notes”) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the Second Amended and Restated Senior Secured Credit Agreement, as amended from time-to-time (“2015 Secured Credit Agreement”) and our 7.50% Senior Notes, due 2020 (“7.50% Notes”, and collectively with the 6.75% Notes, the “Senior Notes”). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($3.9 million net of amortization as of September 30, 2018) are being amortized over the term of the notes using the effective interest rate method.
We may redeem all or a part of the 6.75% Notes upon appropriate notice, at redemption prices decreasing each year after January 15, 2018 to par beginning January 15, 2020. As of September 30, 2018, the redemption price is 103.375 percent and we have not made any redemptions to date. If we experience certain changes in control, we must offer to repurchase the 6.75% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our capital structure, including the maturity of our Senior Notes. Certain strategic and refinancing alternatives to restructure our balance sheet in the near term could, if implemented, have a material adverse impact on our statements of financial position, results of operations and cash flows.
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
7.50% Senior Notes, due August 2020
On July 30, 2013, we issued $225.0 million aggregate principal amount of the 7.50% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($1.8 million, net of amortization as of September 30, 2018) are being amortized over the term of the notes using the effective interest rate method.
Beginning August 1, 2018 ,we may redeem all or a part of the 7.50% Notes upon appropriate notice, at par. We have not made any redemptions to date. If we experience certain changes in control, we must offer to repurchase the 7.50% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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
2015 Secured Credit Agreement
On January 26, 2015, we entered into the 2015 Secured Credit Agreement. The 2015 Secured Credit Agreement was originally comprised of a $200.0 million revolving credit facility (the “Revolver”). The 2015 Secured Credit Agreement formerly included financial maintenance covenants, including a Leverage Ratio, Consolidated Interest Coverage Ratio, Senior Secured Leverage Ratio, and Asset Coverage Ratio, many of which were suspended beginning in September 2015. We executed various amendments prior to February 14, 2018, which reduced the size of the Revolver from $200.0 million to $100.0 million.
On February 14, 2018, we executed the Fifth Amendment to the 2015 Secured Credit Agreement (the “Fifth Amendment”) which modified the credit facility to an Asset-Based Lending structure and reduced the size of the Revolver from $100.0 million to $80.0 million. The Fifth Amendment eliminated the financial maintenance covenants previously in effect and replaced them with a liquidity covenant of $30.0 million and a monthly borrowing base calculation based on eligible rental equipment and eligible domestic accounts receivable. The liquidity covenant requires the Company to maintain a minimum of $30.0 million of liquidity (defined as availability under the borrowing base and cash on hand), of which $15.0 million is restricted, resulting in a maximum availability at any one time of the lesser of (a) an amount equal to our borrowing base minus $15.0 million, or (b) $65.0 million. Our ability to borrow under the 2015 Secured Credit Agreement is determined by reference to our borrowing base. The Fifth Amendment also allows for refinancing our existing Senior Notes with either secured or unsecured debt, adds the ability for the Company to designate certain of its subsidiaries as “Designated Borrowers” and removes our availability to make certain restricted payments. The debt issuance costs incurred relating to the Fifth Amendment were $1.4 million. The remaining debt issuance costs including all amendments as of September 30, 2018 were $1.4 million which are being amortized through January 2020 on a straight line basis.
On July 12, 2018, we executed the Sixth Amendment to the 2015 Secured Credit Agreement (the “Sixth Amendment”) which permits the Company to make Restricted Payments (as defined in the 2015 Secured Credit Agreement) in the form of certain Equity Interests (as defined in the 2015 Secured Credit Agreement).
On October 25, 2018, we entered into a Consent Agreement and a Cash Collateral Agreement, whereby we may open bank accounts not subject to the 2015 Secured Credit Agreement for the purpose of depositing cash to secure certain Letters of Credit.
Our obligations under the 2015 Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, certain U.S.-based rental equipment of the Company and its subsidiary guarantors and the equity interests of certain of the Company’s subsidiaries. In addition to the liquidity covenant and borrowing base requirements, the 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness and liens, and restrictions on entry into certain affiliate transactions and payments (including certain payments of dividends). As of September 30, 2018, we were in compliance with all covenants contained in the 2015 Secured Credit Agreement.
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at either:

•	Base Rate plus an Applicable Rate or

•	LIBOR plus an Applicable Rate.
Revolver loans are available subject to a monthly borrowing base calculation. As of September 30, 2018, the borrowing base under the $80.0 million Revolver was $79.9 million, which was further reduced by $15.0 million of restricted liquidity and $6.3 million in supporting letters of credit outstanding, resulting in availability under the Revolver of $58.6 million. There were no amounts drawn on the Revolver as of September 30, 2018. Subsequently, on October 30, 2018, we deposited $10.0 million into a cash collateral account to support the letters of credit outstanding, increasing our availability under the Revolver by $10.0 million.

Note 5 - Fair Value of Measurements
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
Fair value of our debt instruments is determined using Level 2 inputs. Fair values and related carrying values of our debt instruments were as follows for the periods indicated:

	September 30, 2018		December 31, 2017
Dollars in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt
6.75% Notes	$360,000	$282,600	$360,000	$296,100
7.50% Notes	225,000	200,250	225,000	206,438
Total	$585,000	$482,850	$585,000	$502,538

During the third quarter of 2018, Property, Plant and Equipment for the Gulf of Mexico inland barge and International barge asset groups was impaired and written down to their estimated fair values. The estimated fair value was determined using Level 3 inputs. See Note 2 - Property, Plant and Equipment Impairment for further details.
Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the nine months ended September 30, 2018.
Note 6 - Income Taxes
We apply the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At September 30, 2018, we had a liability for unrecognized tax benefits of $6.0 million, primarily related to foreign operations, (all of which, if recognized, would favorably impact our effective tax rate.). At December 31, 2017, we had a liability for unrecognized tax benefits of $5.4 million, all of which would favorably impact our effective tax rate upon recognition. In addition, we recognize interest and penalties that could be applied to uncertain tax positions in periodic income tax expense. As of September 30, 2018 and December 31, 2017, we had approximately $2.1 million and $2.1 million, respectively, of accrued interest and penalties related to uncertain tax positions.
Income tax expense was $2.4 million and $1.9 million for the three months ended September 30, 2018 and 2017, respectively. Despite the pre-tax loss for the third quarter of 2018, we recognized income tax expense due to the jurisdictional mix of income and loss during the quarter, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances.

Note 7 - Commitments and Contingencies
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
Note 8 - Stockholders’ Equity
Stock Issuance — In February 2017, we issued 800,000 shares (on a post-split basis or 12,000,000 shares on pre-split basis) of common stock, par value $0.16 2/3 per share, at the public offering price of $2.10 per share, and 500,000 shares of the Convertible Preferred Stock, par value $1.00 per share, with a liquidation preference of $100 per share, for total net proceeds of $72.3 million, after underwriting discount and offering expenses.
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
Dividends — The dividends on our Convertible Preferred Stock are payable on a cumulative basis when, as, and if declared by our board of directors, or an authorized committee of our board of directors, at an annual rate of 7.25 percent of the liquidation preference of $100 per share. We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock, or in any combination of cash and shares of our common stock on March 31, June 30, September 30 and December 31 of each year, commencing on June 30, 2017 and ending on, and including, March 31, 2020.
On August 23, 2018, the Company declared a cash dividend of $1.8125 per share of our Convertible Preferred Stock for the period beginning on June 30, 2018 and ending on September 29, 2018, which was paid on September 28, 2018 to holders of record of the Convertible Preferred Stock as of September 15, 2018.
Rights agreement — On July 12, 2018, the Board of Directors of the Company declared a dividend of one right (“Right”) for each outstanding share of common stock to common stockholders of record at the close of business on July 27, 2018, which was amended by the Board of Directors on August 23, 2018 (the “Rights Plan”). On August 23, 2018, our Board of Directors approved an amendment and restatement of the Rights Agreement, dated as of July 12, 2018, between the Company and Equiniti Trust Company, as Rights Agent (as amended and restated, the “Section 382 Rights Agreement”). The purpose of the Section 382 Rights Agreement is to protect value by preserving the Company’s ability to use its net operating losses and foreign tax credits (“Tax Benefits”).
Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Fractional Share”) of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $52.50 per Fractional Share, subject to adjustment. Initially, the Rights are attached to all outstanding shares of common stock. The Rights will separate from the common stock and a “Distribution Date” will occur, with certain exceptions, upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 4.9% or more of the outstanding shares of common stock, or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person’s becoming an Acquiring Person. Each person or group of affiliated or associated persons that was a beneficial owner of 4.9% or more of the outstanding shares of common stock at the time of the adoption of the Section 382 Rights Agreement was grandfathered in at its then-current ownership level, but the Rights will become exercisable if at any time after the adoption of the Section 382 Rights Agreement, such person or group increases its ownership of common stock by one share or more. Any person or group of affiliated or associated persons who proposes to acquire 4.9% or more of the outstanding shares of common stock may apply to our Board of Directors in advance for an exemption. The Rights are not exercisable until the Distribution Date and will expire at the earliest of (i) the close of business on August 23, 2021, (ii) the redemption or exchange of the Rights by the Company, (iii) the date on which our Board of Directors determines that the Rights Plan is no longer necessary for the preservation of a material Tax Benefit, (iv) the beginning of a taxable year of the Company for which our Board of Directors determines that no Tax Benefits may be carried forward, (v) July 12, 2019, if the affirmative vote of the majority of the Company’s stockholders has not been obtained with respect to ratification of the Rights Plan, and (vi) the occurrence of a “qualifying offer” (as described in the Section 382 Rights Agreement). If the rights become exercisable, each holder other than the Acquiring Person (and certain related parties) will be entitled to acquire shares of common stock at a 50% discount or the Company may exchange each right held by such holders for two shares of common stock.
Reverse Stock Split — On July 27, 2018, the Company’s 1-for-15 reverse stock split of its common stock became effective. Unless otherwise indicated, all common share and per common share data have been retroactively restated for all periods presented. The reverse stock split did not affect the par value of the common stock. Shareholders who otherwise would have been entitled to receive a fractional share of common stock as a result of the reverse stock split received cash in lieu of such fractional share. The Company’s Convertible Preferred Stock was not subject to the reverse stock split as proportionate adjustments were made to the minimum and maximum conversion rates of the Convertible Preferred Stock.

Note 9 - Earnings (Loss) Per Common Share (“EPS”)
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The effects of dilutive securities, stock options, unvested restricted stock, convertible debt and equity are included in the diluted EPS calculation, when applicable. See Note 8 - Stockholders’ Equity for details regarding the 1-for-15 reverse stock split.
The following table represents the computation of earnings per share for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2018	2017	2018	2017
Basic EPS
Numerator
Net Income (Loss) Available to Common Stockholders	$(71,857)	$(21,217)	$(125,343)	$(92,153)
Denominator
Weighted average shares outstanding	9,334,390	9,220,001	9,292,858	9,030,345
Number of shares used for basic EPS computation	9,334,390	9,220,001	9,292,858	9,030,345
Basic earnings (loss) per common share	$(7.70)	$(2.30)	$(13.49)	$(10.20)

Diluted EPS
Numerator
Net Income (Loss) Available to Common Stockholders	$(71,857)	$(21,217)	$(125,343)	$(92,153)
Denominator
Number of shares used for basic EPS computation	9,334,390	9,220,001	9,292,858	9,030,345
Restricted stock units (1)	—	—	—	—
Convertible preferred stock (2)	—	—	—	—
Number of shares used for diluted EPS computation	9,334,390	9,220,001	9,292,858	9,030,345
Diluted earnings (loss) per common share	$(7.70)	$(2.30)	$(13.49)	$(10.20)

(1)
For the three and nine months ended September 30, 2018 and 2017, respectively, all common shares potentially issuable in connection with outstanding restricted stock unit awards have been excluded from the calculation of diluted EPS as the Company incurred losses during the periods, therefore, inclusion of such potential common shares would be anti-dilutive.

(2)
Weighted average common shares issuable upon the assumed conversion of our Convertible Preferred Stock totaling 1,587,300 shares (on a post-split basis) were excluded from the computation of diluted EPS as such shares would be anti-dilutive.

Note 10 - Revenue from Contracts with Customers
We adopted the Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018, using the modified retrospective implementation method. Accordingly, we have applied the five-step method outlined in Topic 606 for determining when and how revenue is recognized to all contracts that were not completed as of the date of adoption. Revenues for reporting periods beginning as of January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported under the previous revenue recognition guidance. For contracts that were modified before the effective date, we have considered the modification guidance within the new standard and determined that the revenue recognized and contract balances recorded prior to adoption for such contracts were not impacted. While Topic 606 requires additional disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, its adoption has not had a material impact on the measurement or recognition of our revenues. As part of the adoption, no adjustments were needed to the consolidated balance sheets, statements of operations and statements of cash flows.
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
Drilling Services Business
Dayrate Revenues — Our drilling services contracts generally provide for payment on a dayrate basis, with higher rates for periods when the drilling unit is operating and lower rates or zero rates for periods when drilling operations are interrupted or restricted. The dayrate invoices billed to the customer are typically determined based on the varying rates applicable to the specific activities performed on an hourly basis.
Such dayrate consideration is allocated to the distinct hourly increment to which it relates within the contract term, and therefore, recognized in line with the contractual rate billed for the services provided for any given hour.
Mobilization Revenues — We may receive fees (on either a fixed lump-sum or variable dayrate basis) for the mobilization of our rigs.
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
Capital Modification Revenues — We may, from time to time, receive fees from our customers for capital improvements to our rigs to meet contractual requirements (on either a fixed lump-sum or variable dayrate basis).
Such revenues are allocated to the overall performance obligation and recognized ratably over the initial term of the related drilling contract as these activities are not considered to be distinct within the context of our contracts. We record a contract liability for such fees and recognize them ratably as revenue over the initial term of the related drilling contract.
Demobilization Revenues — We may receive fees (on either a fixed lump-sum or variable dayrate basis) for the demobilization of our rigs.

Due to the inherent uncertainty regarding the realization, we have elected to not recognize demobilization revenues till the uncertainty is resolved. Therefore, demobilization revenues are recognized once the related performance obligations have been completed.
Reimbursable Revenues — We generally receive reimbursements from our customers for the purchase of supplies, equipment, personnel services and other services provided at their request in accordance with a drilling contract or other agreement.
Such reimbursable revenues are variable and subject to uncertainty, as the amounts received and timing thereof is highly dependent on factors outside of our control. Accordingly, reimbursable revenues are not included in the total transaction price until the uncertainty is resolved, which typically occurs when the related costs are incurred on behalf of a customer. We are generally considered a principal in such transactions and record the associated revenues at the gross amount billed to the customer in our consolidated condensed statements of operations. Such amounts are recognized once the services have been performed. Such amounts totaled $13.4 million and $15.0 million for the three months ended September 30, 2018 and 2017, respectively, and $40.4 million and $45.5 million for the nine months ended September 30, 2018 and 2017, respectively.
Rental Tools Services Business
Dayrate Revenues — Our rental tools services contracts generally provide for payment on a dayrate basis depending on the rate for the tool defined in the contract.
Such dayrate consideration is allocated to the distinct hourly increment it relates to within the contract term, and therefore, recognized in line with the contractual rate billed for the services provided for any given hour.
Contract Costs
The following is a description of the different costs that we may incur for our contracts:
Mobilization Costs — These costs include certain direct and incremental costs incurred for mobilization of contracted rigs. These costs relate directly to a contract, enhance resources of the Company that will be used in satisfying its performance obligations in the future and are expected to be recovered. These costs are capitalized when incurred as a current or noncurrent asset (depending on the length of the initial contract term), and are amortized over the initial term of the related drilling contract.
The balance for capitalized mobilization costs was $6.4 million and $3.1 million as of September 30, 2018 and December 31, 2017, respectively. There was no impairment loss in relation to capitalized costs. Amortization of capitalized mobilization costs was $1.8 million and and $3.9 million for the three and nine months ended September 30, 2018, respectively.
Demobilization Costs — These costs are incurred for the demobilization of rigs at contract completion and are recognized as incurred during the demobilization process.
Capital Modification Costs — These costs are incurred for rig modifications or upgrades required for a contract, which are considered to be capital improvements, are capitalized as property, plant and equipment and depreciated over the estimated useful life of the improvement.
Contract Liabilities
The following table provides information about contract liabilities from contracts with customers:

Dollars in thousands	September 30, 2018	December 31, 2017
Contract liabilities - current (Deferred revenue) (1)	$(5,501)	$(1,581)
Contract liabilities - noncurrent (Deferred revenue) (1)	(2,461)	(1,568)
Total contract liabilities	$(7,962)	$(3,149)

(1)
Contract liabilities - current and contract liabilities - noncurrent are included in accounts payable and accrued liabilities and other long-term liabilities respectively, in our consolidated condensed balance sheet as of September 30, 2018 and December 31, 2017.

Contract liabilities relate to mobilization revenues and capital modification revenues, where, we have unconditional right to cash or cash has been received but performance obligations have not been fulfilled. These liabilities are reduced and revenue is recognized as performance obligations are fulfilled.

Significant changes to contract liabilities balances during the nine months ended September 30, 2018 are shown below:

Dollars in thousands	Contract Liabilities
Balance at December 31, 2017	$(3,149)
Increase to deferred revenue during current period	(7,657)
Decrease due to recognition of revenue	2,844
Balance at September 30, 2018	$(7,962)

Transaction price allocated to the remaining performance obligations
The following table includes revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Balance at September 30, 2018
Dollars in thousands	Remaining 2018	2019	2020	Beyond 2020	Total
Deferred revenue	$2,706	$3,015	$873	$1,368	$7,962

The revenues included above consist of mobilization and capital modification revenues for both wholly and partially unsatisfied performance obligations, which have been estimated for purposes of allocating across the entire corresponding performance obligations. The amounts are derived from the specific terms within contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at September 30, 2018. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in ASC 606-10-50-14A(b) and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts.

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
Within the four reportable segments, we have aggregated our Arctic, Eastern Hemisphere, and Latin America business units under International & Alaska Drilling, one business unit under U.S. (Lower 48) Drilling, one business unit under U.S. Rental Tools, and one business unit under International Rental Tools, for a total of six business units. The Company has aggregated each of its business units in one of the four reporting segments based on the guidelines of the FASB ASC Topic No. 280, Segment Reporting. We eliminate inter-segment revenues and expenses. We disclose revenues under the four reportable segments based on the similarity of the use and markets for the groups of products and services within each segment.
Drilling Services Business
In our Drilling Services business, we drill oil, natural gas, and geothermal wells for customers in both the U.S. and international markets. We provide this service with both Company-owned rigs and customer-owned rigs. We refer to the provision of drilling services with customer-owned rigs as our operations and management (“O&M”) service in which operators own their own drilling rigs but choose Parker Drilling to operate and manage the rigs for them. The nature and scope of activities involved in drilling an oil and natural gas well is similar whether it is drilled with a Company-owned rig (as part of a traditional drilling contract) or a customer-owned rig (as part of an O&M contract). In addition, we provide project-related services, such as engineering, procurement, project management, commissioning of customer-owned drilling rig projects, operations execution, and quality and safety management. We have extensive experience and expertise in drilling geologically challenging wells and in managing the logistical and technological challenges of operating in remote, harsh, and ecologically sensitive areas.
U.S. (Lower 48) Drilling
Our U.S. (Lower 48) Drilling segment provides drilling services with our Gulf of Mexico (“GOM”) barge drilling rig fleet and markets our U.S. (Lower 48)-based O&M services. We also provide O&M services for customer-owned rigs in California. Our GOM barge rigs drill for oil and natural gas in shallow waters in and along the inland waterways and coasts of Louisiana, Alabama and Texas. The majority of these wells are drilled in shallow water depths ranging from 6 to 12 feet. Our rigs are suitable for a variety of drilling programs, from inland coastal waters requiring shallow draft barges, to open water drilling on both state and federal water projects requiring more robust capabilities. Contract terms typically consist of well-to-well or multi-well programs, most commonly ranging from 20 to 180 days.
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
We have rigs under contract in Alaska, Kazakhstan, the Kurdistan region of Iraq, Guatemala, Mexico, and on Sakhalin Island, Russia. In addition, we have O&M and ongoing project-related services for customer-owned rigs in Kuwait, Canada, Indonesia, and on Sakhalin Island, Russia.
Rental Tools Services Business
In our Rental Tools Services business, we provide premium rental equipment and services to exploration & production companies, drilling contractors, and service companies on land and offshore in the U.S. and select international markets. Tools we provide include standard and heavy-weight drill pipe, all of which are available with standard or high-torque connections, tubing, drill collars, pressure control equipment, including blowout preventers, and more. We also provide well construction services, which include tubular running services and downhole tool rentals, well intervention services, which include whipstocks, fishing and related services, and inspection and machine shop support. Rental tools are used during drilling and/or workover programs and are requested by the customer as needed, requiring us to keep a broad inventory of rental tools in stock. Rental tools are usually rented on a daily or monthly basis.
U.S. Rental Tools
Our U.S. Rental Tools segment maintains an inventory of rental tools for deepwater, drilling, completion, workover, and production applications at facilities in Louisiana, Texas, Wyoming, North Dakota and West Virginia. We also provide well construction and well intervention services. Our largest single market for rental tools is U.S. land drilling, a cyclical market driven primarily by oil and natural gas prices and our customers’ access to project financing. A portion of our U.S. rental tools business supplies tubular goods and other equipment to offshore GOM customers.
International Rental Tools
Our International Rental Tools segment maintains an inventory of rental tools and provides well construction, well intervention, and surface and tubular services to our customers in the Middle East, Latin America, United Kingdom, Europe, and Asia-Pacific regions.

The following table represents the results of operations by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2018	2017	2018	2017
Revenues: (1)
Drilling Services:
U.S. (Lower 48) Drilling	$4,530	$4,585	$9,167	$10,843
International & Alaska Drilling	47,770	62,726	157,168	186,606
Total Drilling Services	52,300	67,311	166,335	197,449
Rental Tools Services:
U.S. Rental Tools	50,944	35,677	127,775	85,613
International Rental Tools	20,151	15,320	57,563	43,124
Total Rental Tools Services	71,095	50,997	185,338	128,737
Total revenues	123,395	118,308	351,673	326,186
Operating gross margin: (2)
Drilling Services:
U.S. (Lower 48) Drilling	(3,402)	(3,516)	(12,443)	(15,278)
International & Alaska Drilling	(8,541)	1,082	(17,701)	(3,461)
Total Drilling Services	(11,943)	(2,434)	(30,144)	(18,739)
Rental Tools Services:
U.S. Rental Tools	16,588	8,556	30,903	7,746
International Rental Tools	(2,713)	(6,001)	(9,402)	(19,647)
Total Rental Tools Services	13,875	2,555	21,501	(11,901)
Total operating gross margin (loss)	1,932	121	(8,643)	(30,640)
General and administrative expense	(14,495)	(7,033)	(28,984)	(20,576)
Loss on impairment	(43,990)	—	(43,990)	—
Gain (loss) on disposition of assets, net	9	97	(126)	(368)
Total operating income (loss)	(56,544)	(6,815)	(81,743)	(51,584)
Interest expense	(11,350)	(11,067)	(33,787)	(33,032)
Interest income	23	128	76	160
Other income (loss)	(709)	(638)	(1,609)	452
Income (loss) before income taxes	$(68,580)	$(18,392)	$(117,063)	$(84,004)

(1)
For the nine months ended September 30, 2018, our largest customer, ENL, constituted approximately 25.7 percent of our total consolidated revenues and approximately 57.5 percent of our International & Alaska Drilling segment revenues. Excluding reimbursable revenues of $34.6 million, ENL constituted approximately 17.9 percent of our total consolidated revenues and approximately 47.6 percent of our International & Alaska Drilling segment revenues.

For the nine months ended September 30, 2017, our largest customer, ENL, constituted approximately 32.6 percent of our total consolidated revenues and approximately 56.9 percent of our International & Alaska Drilling segment revenues. Excluding reimbursable revenues of $39.9 million, ENL constituted approximately 23.6 percent of our total consolidated revenues and approximately 46.9 percent of our International & Alaska Drilling segment revenues. Our second largest customer, BP, constituted 10.0 percent of our total consolidated revenues and approximately 17.5 percent of our International & Alaska Drilling segment revenues.

(2)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

The following table shows the Company’s revenues by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Thousands	2018	2017	2018	2017
Revenues by geographic region:
United States	$57,016	$51,444	$153,665	$129,405
Russia	30,315	35,794	90,378	106,819
EMEA & Asia	23,902	15,646	66,206	44,283
Latin America	2,596	2,393	10,214	8,013
Other CIS	2,743	6,378	9,799	18,439
Other	6,823	6,653	21,411	19,227
Total revenues	$123,395	$118,308	$351,673	$326,186

Note 12 - Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires (a) an entity to separate the lease components from the non-lease components in a contract where the lease component will be accounted for under ASU 2016-02 and the non-lease component will be accounted for under ASU 2014-09, (b) recognition of lease assets and lease liabilities by lessees and derecognition of the leased asset and recognition of a net investment in the lease by the lessor and (c) additional disclosure requirements for both lessees and lessors. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, although early adoption is permitted. Under the updated accounting standard, we have determined that our drilling contracts contain a lease component. In July 2018, the FASB issued ASU 2018-11 which 1) provides for a new transition method whereby entities may elect to adopt the Update using a prospective with cumulative catch-up approach and (2) provides lessors with an option to not separate non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant components. We will adopt ASU 2016-02 on January 1, 2019. Our adoption, and the ultimate effect on our consolidated condensed financial statements, will be based on an evaluation of the contract-specific facts and circumstances, and such effect could introduce variability to the timing of our revenue recognition relative to current accounting standards. We are evaluating the requirements to determine the effect such requirements may have on our consolidated balance sheets, statements of operations, statements of cash flows and on the disclosures contained in our notes to the consolidated financial statements upon the adoption of ASU 2016-02. While, the Company continues to evaluate all of the effects of the adoption of this ASU, the Company believes the most significant effects relate to (i) the recognition of new right-of-use assets and lease liabilities on the condensed consolidated balance sheet for the Company’s operating leases and (ii) providing significant new disclosures about the Company’s leasing activities. Depending on the results of the evaluation our ultimate conclusions may vary.
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
We are providing unaudited consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017, respectively. The consolidating condensed financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	September 30, 2018
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$30,825	$7,939	$42,964	$—	$81,728
Accounts and notes receivable, net	—	53,515	84,386	—	137,901
Rig materials and supplies	—	(1,792)	35,971	319	34,498
Other current assets	—	8,733	18,940	—	27,673
Total current assets	30,825	68,395	182,261	319	281,800
Property, plant and equipment, net	(19)	380,029	170,163	296	550,469
Goodwill	—	6,708	—	—	6,708
Intangible assets, net	—	5,398	—	—	5,398
Deferred income taxes	21,272	(33,125)	13,664	—	1,811
Other noncurrent assets	2,596,927	3,273,124	4,727,353	(10,574,409)	22,995
Total assets	$2,649,005	$3,700,529	$5,093,441	$(10,573,794)	$869,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$(103,158)	$219,483	$604,393	$(617,477)	$103,241
Accrued income taxes	84,361	(62,926)	(17,223)	—	4,212
Total current liabilities	(18,797)	156,557	587,170	(617,477)	107,453
Long-term debt, net	579,289	—	—	—	579,289
Other long-term liabilities	2,867	4,588	4,753	—	12,208
Long-term deferred tax liability	—	—	60	—	60
Intercompany payables	1,912,224	1,473,535	2,670,598	(6,056,357)	—
Total liabilities	2,475,583	1,634,680	3,262,581	(6,673,834)	699,010
Total stockholders’ equity	173,422	2,065,849	1,830,860	(3,899,960)	170,171
Total liabilities and stockholders’ equity	$2,649,005	$3,700,529	$5,093,441	$(10,573,794)	$869,181

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	December 31, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$75,342	$20,655	$45,552	$—	$141,549
Accounts and notes receivable, net	—	32,338	90,173	—	122,511
Rig materials and supplies	—	(3,025)	34,440	—	31,415
Other current assets	—	6,362	15,999	—	22,361
Total current assets	75,342	56,330	186,164	—	317,836
Property, plant and equipment, net	(19)	428,556	197,234	—	625,771
Goodwill	—	6,708	—	—	6,708
Intangible assets, net	—	7,128	—	—	7,128
Deferred income taxes	15,144	(26,623)	12,763	—	1,284
Other noncurrent assets	2,678,674	3,235,834	4,479,914	(10,362,870)	31,552
Total assets	$2,769,141	$3,707,933	$4,876,075	$(10,362,870)	$990,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$(51,060)	$179,247	$588,536	$(617,477)	$99,246
Accrued income taxes	76,883	(56,870)	(15,583)	—	4,430
Total current liabilities	25,823	122,377	572,953	(617,477)	103,676
Long-term debt, net	577,971	—	—	—	577,971
Other long-term liabilities	2,867	5,741	3,825	—	12,433
Long-term deferred tax liability	(1)	—	79	—	78
Intercompany payables	1,865,810	1,465,744	2,430,340	(5,761,894)	—
Total liabilities	2,472,470	1,593,862	3,007,197	(6,379,371)	694,158
Total stockholders’ equity	296,671	2,114,071	1,868,878	(3,983,499)	296,121
Total liabilities and stockholders’ equity	$2,769,141	$3,707,933	$4,876,075	$(10,362,870)	$990,279

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended September 30, 2018
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Revenues	$—	$63,178	$76,316	$(16,099)	$123,395
Expenses:
Operating expenses	—	31,039	79,003	(16,099)	93,943
Depreciation and amortization	—	19,680	7,840	—	27,520
	—	50,719	86,843	(16,099)	121,463
Total operating gross margin (loss)	—	12,459	(10,527)	—	1,932
General and administrative expense (1)	(96)	(14,421)	22	—	(14,495)
Loss on impairment	—	(34,209)	(9,781)	—	(43,990)
Gain (loss) on disposition of assets, net	—	54	(45)	—	9
Total operating income (loss)	(96)	(36,117)	(20,331)	—	(56,544)
Other income (expense):
Interest expense	(12,072)	(44)	(2,866)	3,632	(11,350)
Interest income	127	183	3,345	(3,632)	23
Other	—	(2)	(707)	—	(709)
Equity in net earnings of subsidiaries	(57,588)	—	—	57,588	—
Total other income (expense)	(69,533)	137	(228)	57,588	(12,036)
Income (loss) before income taxes	(69,629)	(35,980)	(20,559)	57,588	(68,580)
Income tax expense (benefit)	1,322	59	990	—	2,371
Net income (loss)	(70,951)	(36,039)	(21,549)	57,588	(70,951)
Less: Convertible preferred stock dividend	906	—	—	—	906
Net income (loss) available to common stockholders	$(71,857)	$(36,039)	$(21,549)	$57,588	$(71,857)

(1)	General and administrative expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended September 30, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Revenues	$—	$46,820	$89,027	$(17,539)	$118,308
Expenses:
Operating expenses	—	24,085	81,574	(17,539)	88,120
Depreciation and amortization	—	20,025	10,042	—	30,067
	—	44,110	91,616	(17,539)	118,187
Total operating gross margin (loss)	—	2,710	(2,589)	—	121
General and administrative expense (1)	(96)	(6,823)	(114)	—	(7,033)
Gain (loss) on disposition of assets, net	—	—	97	—	97
Total operating income (loss)	(96)	(4,113)	(2,606)	—	(6,815)
Other income (expense):
Interest expense	(11,742)	(90)	(1,959)	2,724	(11,067)
Interest income	259	206	2,387	(2,724)	128
Other	—	13	(651)	—	(638)
Equity in net earnings of subsidiaries	(8,172)	—	—	8,172	—
Total other income (expense)	(19,655)	129	(223)	8,172	(11,577)
Income (loss) before income taxes	(19,751)	(3,984)	(2,829)	8,172	(18,392)
Income tax expense (benefit)	560	12	1,347	—	1,919
Net income (loss)	(20,311)	(3,996)	(4,176)	8,172	(20,311)
Less: Convertible preferred stock dividend	906	—	—	—	906
Net income (loss) available to common stockholders	$(21,217)	$(3,996)	$(4,176)	$8,172	$(21,217)

(1)	General and administrative expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2018
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Revenues	$—	$156,766	$240,579	$(45,672)	$351,673
Expenses:
Operating expenses	—	83,231	239,552	(45,672)	277,111
Depreciation and amortization	—	59,163	24,042	—	83,205
	—	142,394	263,594	(45,672)	360,316
Total operating gross margin (loss)	—	14,372	(23,015)	—	(8,643)
General and administrative expense (1)	(340)	(28,408)	(236)	—	(28,984)
Loss on impairment	—	(34,209)	(9,781)	—	(43,990)
Gain (loss) on disposition of assets, net	—	2	(128)	—	(126)
Total operating income (loss)	(340)	(48,243)	(33,160)	—	(81,743)
Other income (expense):
Interest expense	(36,214)	129	(7,022)	9,320	(33,787)
Interest income	447	544	8,405	(9,320)	76
Other	—	14	(1,623)	—	(1,609)
Equity in net earnings of subsidiaries	(85,039)	—	—	85,039	—
Total other income (expense)	(120,806)	687	(240)	85,039	(35,320)
Income (loss) before income taxes	(121,146)	(47,556)	(33,400)	85,039	(117,063)
Income tax expense (benefit)	1,478	665	3,418	—	5,561
Net income (loss)	(122,624)	(48,221)	(36,818)	85,039	(122,624)
Less: Convertible preferred stock dividend	2,719	—	—	—	2,719
Net income (loss) available to common stockholders	$(125,343)	$(48,221)	$(36,818)	$85,039	$(125,343)

(1)	General and administrative expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Revenues	$—	$116,203	$262,293	$(52,310)	$326,186
Expenses:
Operating expenses	—	70,362	245,523	(52,310)	263,575
Depreciation and amortization	—	61,483	31,768	—	93,251
	—	131,845	277,291	(52,310)	356,826
Total operating gross margin (loss)	—	(15,642)	(14,998)	—	(30,640)
General and administrative expense (1)	(244)	(19,996)	(336)	—	(20,576)
Gain (loss) on disposition of assets, net	—	(242)	(126)	—	(368)
Total operating income (loss)	(244)	(35,880)	(15,460)	—	(51,584)
Other income (expense):
Interest expense	(35,221)	(175)	(5,971)	8,335	(33,032)
Interest income	592	563	7,340	(8,335)	160
Other	—	59	393	—	452
Equity in net earnings of subsidiaries	(45,774)	—	—	45,774	—
Total other income (expense)	(80,403)	447	1,762	45,774	(32,420)
Income (loss) before income taxes	(80,647)	(35,433)	(13,698)	45,774	(84,004)
Income tax expense (benefit)	9,361	(7,150)	3,793	—	6,004
Net income (loss)	(90,008)	(28,283)	(17,491)	45,774	(90,008)
Less: Convertible preferred stock dividend	2,145	—	—	—	2,145
Net income (loss) available to common stockholders	$(92,153)	$(28,283)	$(17,491)	$45,774	$(92,153)

(1)	General and administrative expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three months ended September 30, 2018
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(70,951)	$(36,039)	$(21,549)	$57,588	$(70,951)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	(315)	—	(315)
Currency translation difference on foreign currency net investments	—	—	162	—	162
Total other comprehensive income (loss), net of tax:	—	—	(153)	—	(153)
Comprehensive income (loss)	$(70,951)	$(36,039)	$(21,702)	$57,588	$(71,104)

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2018
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(122,624)	$(48,221)	$(36,818)	$85,039	$(122,624)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	(484)	—	(484)
Currency translation difference on foreign currency net investments	—	—	(2,216)	—	(2,216)
Total other comprehensive income (loss), net of tax:	—	—	(2,700)	—	(2,700)
Comprehensive income (loss)	$(122,624)	$(48,221)	$(39,518)	$85,039	$(125,324)

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

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2018
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(122,624)	$(48,221)	$(36,818)	$85,039	$(122,624)
Adjustments to reconcile net income (loss):
Depreciation and amortization	—	59,163	24,042	—	83,205
(Gain) loss on disposition of assets, net	—	(2)	128	—	126
Deferred tax expense (benefit)	(6,129)	6,503	(920)	—	(546)
Loss on impairment	—	34,209	9,781	—	43,990
Expenses not requiring cash	3,660	536	(8,872)	9,167	4,491
Change in assets and liabilities:
Accounts and notes receivable	—	(21,161)	5,515	—	(15,646)
Other assets	83,191	(37,686)	(249,047)	211,220	7,678
Accounts payable and accrued liabilities	(4,777)	45,820	260,517	(305,426)	(3,866)
Accrued income taxes	7,478	(6,056)	(1,746)	—	(324)
Net cash provided by (used in) operating activities	(39,201)	33,105	2,580	—	(3,516)

Cash flows from investing activities:
Capital expenditures	—	(45,888)	(6,132)	—	(52,020)
Proceeds from the sale of assets	—	67	964	—	1,031
Net cash provided by (used in) investing activities	—	(45,821)	(5,168)	—	(50,989)

Cash flows from financing activities:
Convertible preferred stock dividend	(3,625)	—	—	—	(3,625)
Payments of debt issuance costs	(1,443)	—	—	—	(1,443)
Shares surrendered in lieu of tax	(248)	—	—	—	(248)
Net cash provided by (used in) financing activities	(5,316)	—	—	—	(5,316)

Net increase (decrease) in cash and cash equivalents	(44,517)	(12,716)	(2,588)	—	(59,821)
Cash and cash equivalents at beginning of period	75,342	20,655	45,552	—	141,549
Cash and cash equivalents at end of period	$30,825	$7,939	$42,964	$—	$81,728

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(90,008)	$(28,283)	$(17,491)	$45,774	$(90,008)
Adjustments to reconcile net income (loss)
Depreciation and amortization	—	61,483	31,768	—	93,251
(Gain) loss on disposition of assets, net	—	242	126	—	368
Deferred tax expense (benefit)	(14,138)	12,217	1,327	—	(594)
Expenses not requiring cash	4,479	(45)	1,465	—	5,899
Equity in net earnings of subsidiaries	45,774	—	—	(45,774)	—
Change in assets and liabilities:
Accounts and notes receivable	—	(18,515)	3,607	—	(14,908)
Other assets	(34,318)	26,426	7,567	—	(325)
Accounts payable and accrued liabilities	(57,275)	42,116	(3,361)	—	(18,520)
Accrued income taxes	76,281	(57,261)	(18,589)	—	431
Net cash provided by (used in) operating activities	(69,205)	38,380	6,419	—	(24,406)

Cash flows from investing activities:
Capital expenditures	—	(35,301)	(9,535)	—	(44,836)
Proceeds from the sale of assets	—	26	296	—	322
Net cash provided by (used in) investing activities	—	(35,275)	(9,239)	—	(44,514)

Cash flows from financing activities:
Convertible preferred stock dividend	(1,239)	—	—	—	(1,239)
Shares surrendered in lieu of tax	(829)	—	—	—	(829)
Proceeds from the issuance of common stock	25,200	—	—	—	25,200
Proceeds from the issuance of convertible preferred stock	50,000	—	—	—	50,000
Payment of equity issuance costs	(2,864)	—	—	—	(2,864)
Net cash provided by (used in) financing activities	70,268	—	—	—	70,268

Net increase (decrease) in cash and cash equivalents	1,063	3,105	(2,820)	—	1,348
Cash and cash equivalents at beginning of period	65,000	14,365	40,326	—	119,691
Cash and cash equivalents at end of period	$66,063	$17,470	$37,506	$—	$121,039

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
Historical market indicators are listed below:

	Nine Months Ended September 30,
	2018	2017	% Change
Worldwide Rig Count (1)
U.S. (land and offshore)	1,018	859	19%
International (2)	980	948	3%
Commodity Prices (3)
Crude Oil (Brent) per bbl	$72.74	$52.51	39%
Crude Oil (West Texas Intermediate) per bbl	$66.79	$49.36	35%
Natural Gas (Henry Hub) per mcf	$2.85	$3.05	(7)%
(1) Estimate of drilling activity measured by the average active rig count for the periods indicated - Source: Baker Hughes Rig Count.
(2) Excludes Canadian Rig Count.
(3) Average daily commodity prices for the periods indicated based on NYMEX front-month composite energy prices.
Financial Results
Our revenues for the 2018 third quarter increased 4.3 percent to $123.4 million from $118.3 million for the 2017 third quarter. Operating gross margin increased $1.8 million to a $1.9 million gain for the three months ended September 30, 2018 compared with a gain of $0.1 million for the three months ended September 30, 2017.
Outlook
We expect U.S. (Lower 48) Drilling fourth quarter revenues to remain in line with the third quarter due to continued stagnant utilization in the Gulf of Mexico market. For the International & Alaska Drilling segment, we anticipate that fourth quarter revenues will improve as compared with third quarter due to rigs operating for the full quarter in the Kurdistan Region of Iraq and Kazakhstan where they did not in the third quarter.
We expect U.S. Rental Tools fourth quarter revenues to be roughly flat as compared with third quarter, as continued easing in U.S. land rig growth and reductions in the deepwater Gulf of Mexico projects temper our rental activity growth. For the International Rental Tools segment, we expect fourth quarter revenues to be relatively flat as compared with third quarter, as gains in Latin America services will be offset by lower sales in the Middle East.
Recent Developments
On July 12, 2018, the Board of Directors of the Company declared a dividend of one right (“Right”) for each outstanding share of common stock to common stockholders of record at the close of business on July 27, 2018, which was amended by the Board of Directors on August 23, 2018 (the “Rights Plan”). On August 23, 2018, our Board of Directors approved an amendment and restatement of the Rights Agreement, dated as of July 12, 2018, between the Company and Equiniti Trust Company, as Rights Agent (as amended and restated, the “Section 382 Rights Agreement”). The purpose of the Section 382 Rights Agreement is to protect value by preserving the Company’s ability to use its net operating losses and foreign tax credits (“Tax Benefits”).

Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Fractional Share”) of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $52.50 per Fractional Share, subject to adjustment. Initially, the Rights are attached to all outstanding shares of common stock. The Rights will separate from the common stock and a “Distribution Date” will occur, with certain exceptions, upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 4.9% or more of the outstanding shares of common stock, or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person’s becoming an Acquiring Person. Each person or group of affiliated or associated persons that was a beneficial owner of 4.9% or more of the outstanding shares of common stock at the time of the adoption of the Section 382 Rights Agreement was grandfathered in at its then-current ownership level, but the Rights will become exercisable if at any time after the adoption of the Section 382 Rights Agreement, such person or group increases its ownership of common stock by one share or more. Any person or group of affiliated or associated persons who proposes to acquire 4.9% or more of the outstanding shares of common stock may apply to our Board of Directors in advance for an exemption. The Rights are not exercisable until the Distribution Date and will expire at the earliest of (i) the close of business on August 23, 2021, (ii) the redemption or exchange of the Rights by the Company, (iii) the date on which our Board of Directors determines that the Rights Plan is no longer necessary for the preservation of a material Tax Benefit, (iv) the beginning of a taxable year of the Company for which our Board of Directors determines that no Tax Benefits may be carried forward, (v) July 12, 2019, if the affirmative vote of the majority of the Company’s stockholders has not been obtained with respect to ratification of the Rights Plan, and (vi) the occurrence of a “qualifying offer” (as described in the Section 382 Rights Agreement). If the rights become exercisable, each holder other than the Acquiring Person (and certain related parties) will be entitled to acquire shares of common stock at a 50% discount or the Company may exchange each right held by such holders for two shares of common stock.
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

Three months ended September 30, 2018 Compared with Three months ended September 30, 2017
Revenues increased $5.1 million, or 4.3 percent, to $123.4 million for the three months ended September 30, 2018 compared with revenues of $118.3 million for the three months ended September 30, 2017. Operating gross margin increased $1.8 million to a gain of $1.9 million for the three months ended September 30, 2018 compared with a gain of $0.1 million for the three months ended September 30, 2017.
The following table presents our operating results for the comparable periods by reportable segment:

	Three Months Ended September 30,
Dollars in Thousands	2018		2017
Revenues:
Drilling Services:
U.S. (Lower 48) Drilling	$4,530	4%	$4,585	4%
International & Alaska Drilling	47,770	38%	62,726	53%
Total Drilling Services	52,300	42%	67,311	57%
Rental Tools Services:
U.S. Rental Tools	50,944	42%	35,677	30%
International Rental Tools	20,151	16%	15,320	13%
Total Rental Tools Services	71,095	58%	50,997	43%
Total revenues	123,395	100%	118,308	100%
Operating gross margin (loss) excluding depreciation and amortization:
Drilling Services:
U.S. (Lower 48) Drilling	(1,171)	(26)%	(467)	(10)%
International & Alaska Drilling	250	1%	12,381	20%
Total Drilling Services	(921)	(2)%	11,914	18%
Rental Tools Services:
U.S. Rental Tools	28,995	57%	19,591	55%
International Rental Tools	1,378	7%	(1,317)	(9)%
Total Rental Tools Services	30,373	43%	18,274	36%
Total operating gross margin (loss) excluding depreciation and amortization	29,452	24%	30,188	26%
Depreciation and amortization	(27,520)		(30,067)
Total operating gross margin (loss)	1,932		121
General and administrative expense	(14,495)		(7,033)
Loss on impairment	(43,990)		—
Gain (loss) on disposition of assets, net	9		97
Total operating income (loss)	$(56,544)		$(6,815)

Operating gross margin (loss) amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	U.S. (Lower 48) Drilling	International & Alaska Drilling	U.S. Rental Tools	International Rental Tools	Total
Three months ended September 30, 2018
Operating gross margin (loss) (1)	$(3,402)	$(8,541)	$16,588	$(2,713)	$1,932
Depreciation and amortization	2,231	8,791	12,407	4,091	27,520
Operating gross margin (loss) excluding depreciation and amortization	$(1,171)	$250	$28,995	$1,378	$29,452
Three months ended September 30, 2017
Operating gross margin (loss) (1)	$(3,516)	$1,082	$8,556	$(6,001)	$121
Depreciation and amortization	3,049	11,299	11,035	4,684	30,067
Operating gross margin (loss) excluding depreciation and amortization	$(467)	$12,381	$19,591	$(1,317)	$30,188

(1)	Operating gross margin (loss) is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
The following table presents our average utilization rates and rigs available for service for the three months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,
	2018	2017
U.S. (Lower 48) Drilling
Rigs available for service (1)	13	13
Utilization rate of rigs available for service (2)	14%	17%
International & Alaska Drilling
Eastern Hemisphere
Rigs available for service (1) (3)	10	13
Utilization rate of rigs available for service (2)	50%	42%
Latin America Region
Rigs available for service (1)	7	7
Utilization rate of rigs available for service (2)	25%	14%
Alaska
Rigs available for service (1)	2	2
Utilization rate of rigs available for service (2)	50%	100%
Total International & Alaska Drilling
Rigs available for service (1)	19	22
Utilization rate of rigs available for service (2)	41%	38%

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

(3)	The Eastern Hemisphere rigs available for service decreased due to the sale of two Indonesia rigs in the first quarter 2018 and one Papua New Guinea rig in the fourth quarter of 2017.
Drilling Services Business
U.S. (Lower 48) Drilling
U.S. (Lower 48) Drilling segment revenues decreased $0.1 million or 1.2 percent, to $4.5 million for the third quarter of 2018 compared with revenues of $4.6 million for the third quarter of 2017. The decrease was primarily due to a decrease in utilization to 14.0 percent for the quarter ended September 30, 2018 from 17.0 percent for the quarter ended September 30, 2017.
U.S. (Lower 48) Drilling segment operating gross margin excluding depreciation and amortization decreased $0.7 million, or 150.7 percent, to a loss of $1.2 million for the third quarter of 2018 compared with a loss of $0.5 million for the third quarter of 2017. The decrease was primarily due to the increase in operating expenses.
International & Alaska Drilling
International & Alaska Drilling segment revenues decreased $15.0 million, or 23.8 percent, to $47.8 million for the third quarter of 2018 compared with $62.7 million for the third quarter of 2017.
The change in revenues was primarily due to the following:

•
a decrease of $10.6 million driven by a decline in average revenues per day primarily resulting from certain Company-owned rigs being in standby or stacked mode during 2018 compared with operating mode in 2017;

•	a decrease of $3.3 million, excluding revenue from reimbursable costs (“reimbursable revenues”), resulting from decreased utilization for certain Company-owned rigs in Alaska and Kazakhstan;

•	a decrease of $1.5 million in reimbursable revenues, which decreased revenues but had a minimal impact on operating margins.
International & Alaska Drilling segment operating gross margin excluding depreciation and amortization decreased $12.1 million, or 98.0 percent, to $0.3 million for the third quarter of 2018 compared with $12.4 million for the third quarter of 2017. The decrease in operating gross margin excluding depreciation and amortization was primarily due to the impact of declines in average revenues per day as well as the decrease in utilization as discussed above.
Rental Tools Services Business
U.S. Rental Tools
U.S. Rental Tools segment revenues increased $15.3 million, or 42.8 percent, to $50.9 million for the third quarter of 2018 compared with $35.7 million for the third quarter of 2017. The increase was primarily driven by an increase in U.S. land rentals due to higher levels of customer activity.
U.S. Rental Tools segment operating gross margin excluding depreciation and amortization increased $9.4 million, or 48.0 percent, to $29.0 million for the third quarter of 2018 compared with $19.6 million for the third quarter of 2017. The improvement was primarily due to the increase in revenues discussed above.
International Rental Tools
International Rental Tools segment revenues increased $4.8 million, or 31.5 percent, to $20.2 million for the third quarter of 2018 compared with $15.3 million for the third quarter of 2017. The increase was primarily attributable to increased customer activity in the Middle East onshore rentals.
International Rental Tools segment operating gross margin excluding depreciation and amortization increased $2.7 million, or 204.6 percent, to a gain of $1.4 million for the third quarter of 2018 compared with a loss of $1.3 million for the third quarter of 2017. The improvement was primarily due to the increase in revenues discussed above.

Other Financial Data
General and administrative expense
General and administrative expense increased $7.5 million to $14.5 million for the third quarter of 2018 compared with $7.0 million for the third quarter of 2017, primarily due to professional fees.
    Loss on impairment
Loss on impairment was $44.0 million for the third quarter of 2018. The loss on impairment consisted of $34.2 million for Gulf of Mexico inland barge asset group and $9.8 million for International barge asset group. There was no loss on impairment for the third quarter of 2017.
Gain (loss) on disposition of assets, net
Net gain recognized on asset dispositions were nominal for the third quarter of 2018 compared with a net gain of $0.1 million for the third quarter of 2017. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
    Interest expense and income
Interest expense was $11.4 million for the third quarter of 2018 compared with $11.1 million for the third quarter of 2017. The increase was primarily due to the increase in amortization expense related to the Fifth Amendment to the 2015 Secured Credit Agreement executed in February 2018. Interest income was nominal for the third quarter of 2018 compared with $0.1 million for the third quarter of 2017.
Other
Other income and expense was $0.7 million of expense for the third quarter of 2018 and $0.6 million of expense for the third quarter of 2017. Activity in both periods primarily included the impact of foreign currency fluctuations.
Income tax expense (benefit)
During the third quarter of 2018, we had income tax expense of $2.4 million compared with income tax expense of $1.9 million during the third quarter of 2017. Despite the pre-tax loss for the third quarter of 2018, we recognized income tax expense due to the jurisdictional mix of income and loss during the period, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Revenues increased $25.5 million, or 7.8 percent, to $351.7 million for the nine months ended September 30, 2018 compared with revenues of $326.2 million for the nine months ended September 30, 2017. Operating gross margin increased $22.0 million to a loss of $8.6 million for the nine months ended September 30, 2018 compared with a loss of $30.6 million for the nine months ended September 30, 2017.
The following table presents our operating results for the comparable periods by reportable segment:

	Nine Months Ended September 30,
Dollars in Thousands	2018		2017
Revenues:
Drilling Services:
U.S. (Lower 48) Drilling	$9,167	3%	$10,843	3%
International & Alaska Drilling	157,168	45%	186,606	58%
Total Drilling Services	166,335	48%	197,449	61%
Rental Tools Services:
U.S. Rental Tools	127,775	36%	85,613	26%
International Rental Tools	57,563	16%	43,124	13%
Total Rental Tools Services	185,338	52%	128,737	39%
Total revenues	351,673	100%	326,186	100%
Operating gross margin (loss) excluding depreciation and amortization:
Drilling Services:
U.S. (Lower 48) Drilling	(5,274)	(58)%	(4,476)	(41)%
International & Alaska Drilling	9,945	6%	32,673	18%
Total Drilling Services	4,671	3%	28,197	14%
Rental Tools Services:
U.S. Rental Tools	67,562	53%	40,099	47%
International Rental Tools	2,329	4%	(5,685)	(13)%
Total Rental Tools Services	69,891	38%	34,414	27%
Total operating gross margin (loss) excluding depreciation and amortization	74,562	21%	62,611	19%
Depreciation and amortization	(83,205)		(93,251)
Total operating gross margin (loss)	(8,643)		(30,640)
General and administrative expense	(28,984)		(20,576)
Loss on impairment	(43,990)
Gain (loss) on disposition of assets, net	(126)		(368)
Total operating income (loss)	$(81,743)		$(51,584)

Operating gross margin (loss) amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	U.S. (Lower 48) Drilling	International & Alaska Drilling	U.S. Rental Tools	International Rental Tools	Total
Nine Months Ended September 30, 2018
Operating gross margin (loss) (1)	$(12,443)	$(17,701)	$30,903	$(9,402)	$(8,643)
Depreciation and amortization	7,169	27,646	36,659	11,731	83,205
Operating gross margin (loss) excluding depreciation and amortization	$(5,274)	$9,945	$67,562	$2,329	$74,562
Nine Months Ended September 30, 2017
Operating gross margin (loss) (1)	$(15,278)	$(3,461)	$7,746	$(19,647)	$(30,640)
Depreciation and amortization	10,802	36,134	32,353	13,962	93,251
Operating gross margin (loss) excluding depreciation and amortization	$(4,476)	$32,673	$40,099	$(5,685)	$62,611

(1)	Operating gross margin (loss) is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
The following table presents our average utilization rates and rigs available for service for the nine months ended September 30, 2018 and 2017, respectively:

	Nine Months Ended September 30,
	2018	2017
U.S. (Lower 48) Drilling
Rigs available for service (1)	13	13
Utilization rate of rigs available for service (2)	11%	14%
International & Alaska Drilling
Eastern Hemisphere
Rigs available for service (1) (3)	10	13
Utilization rate of rigs available for service (2)	45%	35%
Latin America Region
Rigs available for service (1)	7	7
Utilization rate of rigs available for service (2)	18%	14%
Alaska
Rigs available for service (1)	2	2
Utilization rate of rigs available for service (2)	50%	100%
Total International & Alaska Drilling
Rigs available for service (1)	19	22
Utilization rate of rigs available for service (2)	36%	34%

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

(3)	The Eastern Hemisphere rigs available for service decreased due to the sale of two Indonesia rigs in the first quarter 2018 and one Papua New Guinea rig in the fourth quarter of 2017.
Drilling Services Business
U.S. (Lower 48) Drilling
U.S. (Lower 48) Drilling segment revenues decreased $1.7 million, or 15.5 percent, to $9.2 million for the nine months ended September 30, 2018 compared with revenues of $10.8 million for the nine months ended September 30, 2017. The decrease was primarily due to a decrease in utilization to 11.0 percent for the nine months ended September 30, 2018 from 14.0 percent for the nine months ended September 30, 2017.
U.S. (Lower 48) Drilling segment operating gross margin excluding depreciation and amortization decreased $0.8 million, or 17.8 percent, to a loss of $5.3 million for the nine months ended September 30, 2018 compared with a loss of $4.5 million for the nine months ended September 30, 2017. The decrease was primarily due to the decrease in revenues discussed above.
International & Alaska Drilling
International & Alaska Drilling segment revenues decreased $29.4 million, or 15.8 percent, to $157.2 million for the nine months ended September 30, 2018 compared with $186.6 million for the nine months ended September 30, 2017.
The change in revenues was primarily due to the following:

•
a decrease of $16.9 million driven by a decline in average revenue per day primarily resulting from certain Company-owned rigs being in standby mode during 2018 compared with operating mode during 2017;

•
a decrease of $9.8 million excluding reimbursable revenues, resulting from decreased utilization for certain Company-owned rigs in Alaska and Kazakhstan, partially offset by increased utilization in the Kurdistan region of Iraq;

•	a decrease in reimbursable revenues of $5.1 million, which decreased revenues but had a minimal impact on operating margins; and

•	an increase of $2.6 million of O&M activities, excluding reimbursable revenues.
International & Alaska Drilling segment operating gross margin excluding depreciation and amortization decreased $22.7 million, or 69.6 percent, to $9.9 million for the nine months ended September 30, 2018 compared with $32.7 million for the nine months ended September 30, 2017. The decrease in operating gross margin excluding depreciation and amortization was primarily due to the impact of declines in average revenues per day as well as the decrease in utilization as discussed above.
Rental Tools Services Business
U.S. Rental Tools
U.S. Rental Tools segment revenues increased $42.2 million, or 49.2 percent, to $127.8 million for the nine months ended September 30, 2018 compared with $85.6 million for the nine months ended September 30, 2017. The increase was primarily driven by an increase in U.S. land rentals due to higher levels of customer activity.
U.S. Rental Tools segment operating gross margin excluding depreciation and amortization increased $27.5 million, or 68.5 percent, to $67.6 million for the nine months ended September 30, 2018 compared with $40.1 million for the nine months ended September 30, 2017. The increase was primarily due to the increase in revenues discussed above.
International Rental Tools
International Rental Tools segment revenues increased $14.4 million, or 33.5 percent, to $57.6 million for the nine months ended September 30, 2018 compared with $43.1 million for the nine months ended September 30, 2017. The increase was primarily attributable to increased onshore rental activity in the Middle East.
International Rental Tools segment operating gross margin excluding depreciation and amortization increased $8.0 million, or 141.0 percent, to a gain of $2.3 million for the nine months ended September 30, 2018 compared with a loss of $5.7 million for the nine months ended September 30, 2017. The improvement was primarily due to the increase in revenues discussed above.

Other Financial Data
General and administrative expense
General and administrative expense increased $8.4 million to $29.0 million for the nine months ended September 30, 2018 compared with $20.6 million for the nine months ended September 30, 2017, primarily due to professional fees.
    Loss on impairment
Loss on impairment was $44.0 million for the nine months ended September 30, 2018. The loss on impairment consisted of $34.2 million for Gulf of Mexico inland barge asset group and $9.8 million for International barge asset group. There was no loss on impairment for the nine months ended September 30, 2017.
Gain (loss) on disposition of assets, net
Net loss recognized on asset dispositions was $0.1 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Interest expense and income
Interest expense increased $0.8 million to $33.8 million for the nine months ended September 30, 2018 compared with $33.0 million for the nine months ended September 30, 2017. The increase was primarily due to the increase in amortization expense related to the Fifth Amendment to the 2015 Secured Credit Agreement executed in February 2018. Interest income was $0.1 million for the nine months ended September 30, 2018 compared with $0.2 million for the nine months ended September 30, 2017.
Other
Other income and expense was $1.6 million of expense for the nine months ended September 30, 2018 and $0.5 million of income for the nine months ended September 30, 2017. Activity in both periods primarily included the impact of foreign currency fluctuations.
Income tax expense (benefit)
During the nine months ended September 30, 2018, we had income tax expense of $5.6 million compared with income tax expense of $6.0 million during the nine months ended September 30, 2017. Despite the pre-tax loss for the nine months ended September 30, 2018, we recognized income tax expense due to the jurisdictional mix of income and loss during the period, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances.

Backlog
Backlog is our estimate of the dollar amount of revenues we expect to realize in the future as a result of executed drilling contracts. The Company’s backlog of firm orders was approximately $238.9 million at September 30, 2018 and $257.0 million at September 30, 2017. The backlog is primarily attributable to the International & Alaska Drilling segment of our Drilling Services business. We estimate that, as of September 30, 2018, 14.9 percent of our backlog will be recognized as revenues within the fiscal year.
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

Liquidity and Capital Resources
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of expansion plans, debt service requirements, and other operational cash needs. To meet our short-term liquidity requirements we primarily rely on our cash on hand and cash from operations. We also have access to cash through the revolving credit facility (the “Revolver”), subject to our compliance with the covenants contained in the Second Amended and Restated Senior Secured Credit Agreement, as amended from time-to-time (the “2015 Secured Credit Agreement”). We expect that these sources of liquidity will be sufficient to provide us the ability to fund our current operations and required capital expenditures. We may need to fund expansion capital expenditures, acquisitions, debt principal payments, or pursuits of business opportunities that support our strategy, through additional borrowings or the issuance of additional common stock or other forms of equity. We do not pay dividends on our common stock.
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
The following table provides a summary of our total liquidity:

September 30, 2018
Dollars in thousands
Cash and cash equivalents on hand (1)	$81,728
Availability under Revolver (2)	58,550
Total liquidity	$140,278

(1)	As of September 30, 2018, approximately $42.4 million of the $81.7 million of cash and equivalents was held by our foreign subsidiaries.

(2)
The borrowing base under the $80.0 million Revolver was $79.9 million, which was further reduced by $15.0 million of restricted liquidity and $6.3 million in supporting letters of credit outstanding, resulting in availability under the Revolver of $58.6 million.

The earnings of foreign subsidiaries as of September 30, 2018, were reinvested to fund our international operations. If in the future we decide to repatriate earnings, the Company may be required to pay taxes on these amounts, which could reduce the liquidity of the Company at that time.
We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements or guarantees of third-party financial obligations. As of September 30, 2018, we have no energy, commodity, or foreign currency derivative contracts.

Cash Flow Activity
As of September 30, 2018, we had cash and cash equivalents of $81.7 million, a decrease of $59.8 million from cash and cash equivalents of $141.5 million at December 31, 2017. The following table provides a summary of our cash flow activity:

	Nine Months Ended September 30,
Dollars in thousands	2018	2017
Operating activities	$(3,516)	$(24,406)
Investing activities	(50,989)	(44,514)
Financing activities	(5,316)	70,268
Net change in cash and cash equivalents	$(59,821)	$1,348
Operating Activities
Cash flows from operating activities were a use of $3.5 million and $24.4 million for the nine months ended September 30, 2018 and 2017, respectively. Cash flows from operating activities in each period were largely impacted by our earnings and changes in working capital. Changes in working capital were a use of cash of $12.2 million for the nine months ended September 30, 2018 compared with a use of cash of $33.3 million for the nine months ended September 30, 2017. In addition to the impact of earnings and working capital changes, cash flows from operating activities in each period were impacted by various non-cash charges.
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
Investing Activities
Cash flows from investing activities were a use of $51.0 million and $44.5 million for the nine months ended September 30, 2018 and 2017, respectively. Our primary uses of cash during the nine months ended September 30, 2018 and 2017 were $52.0 million and $44.8 million, respectively, for capital expenditures. Capital expenditures in each period were primarily for tubular and other products for our Rental Tools Services business and for rig-related maintenance.
Financing Activities
Cash flows from financing activities were a use of $5.3 million for the nine months ended September 30, 2018, primarily related to dividends of $3.6 million on our Convertible Preferred Stock and to debt issuance costs of $1.4 million related to the Fifth Amendment to the 2015 Secured Credit Agreement. For the 2017 comparable period, cash flows from financing activities were a source of $70.3 million for the nine months ended September 30, 2017, primarily related to the issuances of common stock and Convertible Preferred Stock, which yielded combined proceeds of $72.3 million, net of underwriting discount and offering expenses.

Long-Term Debt Summary
Our principal amount of long-term debt, including current portion, was $585.0 million as of September 30, 2018 which consisted of:
•$360.0 million aggregate principal amount of 6.75% Notes (defined below); and
•$225.0 million aggregate principal amount of 7.50% Notes (defined below).
6.75% Senior Notes, due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of 6.75% Senior Notes due July 2022 (the “6.75% Notes”) pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the Second Amended and Restated Senior Secured Credit Agreement, as amended from time-to-time (“2015 Secured Credit Agreement”) and our 7.50% Senior Notes, due 2020 (“7.50% Notes”, and collectively with the 6.75% Notes, the “Senior Notes”). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes of approximately $7.6 million ($3.9 million net of amortization as of September 30, 2018) are being amortized over the term of the notes using the effective interest rate method.
We may redeem all or a part of the 6.75% Notes upon appropriate notice, at redemption prices decreasing each year after January 15, 2018 to par beginning January 15, 2020. As of September 30, 2018, the redemption price is 103.375 percent and we have not made any redemptions to date. If we experience certain changes in control, we must offer to repurchase the 6.75% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our capital structure, including the maturity of our Senior Notes. Certain strategic and refinancing alternatives to restructure our balance sheet in the near term could, if implemented, have a material adverse impact on our statements of financial position, results of operations and cash flows.
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
7.50% Senior Notes, due August 2020
On July 30, 2013, we issued $225.0 million aggregate principal amount of the 7.50% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guarantee indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes of approximately $5.6 million ($1.8 million, net of amortization as of September 30, 2018) are being amortized over the term of the notes using the effective interest rate method.
Beginning August 1, 2018 ,we may redeem all or a part of the 7.50% Notes upon appropriate notice, at par. We have not made any redemptions to date. If we experience certain changes in control, we must offer to repurchase the 7.50% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
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

2015 Secured Credit Agreement
On January 26, 2015, we entered into the 2015 Secured Credit Agreement. The 2015 Secured Credit Agreement was originally comprised of a $200.0 million revolving credit facility (the “Revolver”). The 2015 Secured Credit Agreement formerly included financial maintenance covenants, including a Leverage Ratio, Consolidated Interest Coverage Ratio, Senior Secured Leverage Ratio, and Asset Coverage Ratio, many of which were suspended beginning in September 2015. We executed various amendments prior to February 14, 2018, which reduced the size of the Revolver from $200.0 million to $100.0 million.
On February 14, 2018, we executed the Fifth Amendment to the 2015 Secured Credit Agreement (the “Fifth Amendment”) which modified the credit facility to an Asset-Based Lending structure and reduced the size of the Revolver from $100.0 million to $80.0 million. The Fifth Amendment eliminated the financial maintenance covenants previously in effect and replaced them with a liquidity covenant of $30.0 million and a monthly borrowing base calculation based on eligible rental equipment and eligible domestic accounts receivable. The liquidity covenant requires the Company to maintain a minimum of $30.0 million of liquidity (defined as availability under the borrowing base and cash on hand), of which $15.0 million is restricted, resulting in a maximum availability at any one time of the lesser of (a) an amount equal to our borrowing base minus $15.0 million, or (b) $65.0 million. Our ability to borrow under the 2015 Secured Credit Agreement is determined by reference to our borrowing base. The Fifth Amendment also allows for refinancing our existing Senior Notes with either secured or unsecured debt, adds the ability for the Company to designate certain of its subsidiaries as “Designated Borrowers” and removes our availability to make certain restricted payments. The debt issuance costs incurred relating to the Fifth Amendment were $1.4 million. The remaining debt issuance costs including all amendments as of September 30, 2018 were $1.4 million which are being amortized through January 2020 on a straight line basis.
On July 12, 2018, we executed the Sixth Amendment to the 2015 Secured Credit Agreement (the “Sixth Amendment”) which permits the Company to make Restricted Payments (as defined in the 2015 Secured Credit Agreement) in the form of certain Equity Interests (as defined in the 2015 Secured Credit Agreement).
On October 25, 2018, we entered into a Consent Agreement and a Cash Collateral Agreement, whereby we may open bank accounts not subject to the 2015 Secured Credit Agreement for the purpose of depositing cash to secure certain Letters of Credit.
Our obligations under the 2015 Secured Credit Agreement are guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and are secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, certain U.S.-based rental equipment of the Company and its subsidiary guarantors and the equity interests of certain of the Company’s subsidiaries. In addition to the liquidity covenant and borrowing base requirements, the 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness and liens, and restrictions on entry into certain affiliate transactions and payments (including certain payments of dividends). As of September 30, 2018, we were in compliance with all covenants contained in the 2015 Secured Credit Agreement.
Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at either:

•	Base Rate plus an Applicable Rate or

•	LIBOR plus an Applicable Rate.
Revolver loans are available subject to a monthly borrowing base calculation. As of September 30, 2018, the borrowing base under the $80.0 million Revolver was $79.9 million, which was further reduced by $15.0 million of restricted liquidity and $6.3 million in supporting letters of credit outstanding, resulting in availability under the Revolver of $58.6 million. There were no amounts drawn on the Revolver as of September 30, 2018. Subsequently, on October 30, 2018, we deposited $10.0 million into a cash collateral account to support the letters of credit outstanding, increasing our availability under the Revolver by $10.0 million.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements contained in this Form 10-Q, other than statements of historical facts, are forward-looking statements for purposes of these provisions. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “plan,” “seek,” “forecast,” “target,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses we make in light of our experience and perception of historical trends, current conditions, expected future developments, and other factors we believe are relevant. Although we believe our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside our control. Each forward-looking statement speaks only as of the date of this Form 10-Q, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You should be aware that certain events could have a material adverse effect on our business, results of operations, financial condition, and cash flows. For more information about such events, see “Risk Factors” described in Item 1A. of the Company’s Annual Report filed on Form 10-K, along with additional risk factors described from time to time in our SEC filings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the market risk faced by us from that reported in our 2017 Form 10-K. For more information on market risk, see Part II, Item 7A in our 2017 Form 10-K.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2018, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and is (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, see Note 7 - Commitments and Contingencies in Item 1 of Part I of this quarterly report on Form 10-Q, which information is incorporated into this item by reference.
Item 1A. Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. Except as set forth below, there have been no material changes in risk factors previously disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our common stock, resulting in a “fundamental change” under the terms of our outstanding Convertible Preferred Stock.
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
On March 14, 2018, we received a notice from the NYSE that the average closing price of our common stock over a 30 consecutive trading day period was below $1.00 per share, which is below the minimum closing price required by NYSE listing standards. To increase the average trading price of our common stock, our stockholders approved a 1-for-15 reverse stock split that became effective on July 27, 2018, resulting in a closing price of our common stock on July 27, 2018 of $4.97. Though we regained compliance with the NYSE continued listing requirements on September 4, 2018 , we cannot assure you that the average closing price of our common stock over a consecutive 30 trading-day period will not fall below $1.00 per share in the future.
In addition, the NYSE’s continued listing standards provide that a listed company will be considered to be below compliance if its average market capitalization over a consecutive 30 trading-day period is less than $15 million. As of September 30, 2018, our average market capitalization over the immediately preceding 30 trading-day period was $32.5 million. If our average market capitalization over a consecutive 30 trading-day period falls below $15 million, the NYSE will initiate suspension and delisting procedures.
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
As of September 30, 2018, we had $585.0 million principal amount of long-term debt, operating lease commitments, and $6.3 million of standby letters of credit. Our ability to meet our debt service obligations depends on our ability to generate positive cash flows from operations. We have in the past, and may in the future, incur negative cash flows from one or more segments of our operating activities. Our future cash flows from operating activities will be influenced by the demand for our drilling services, the utilization of our rigs, the dayrates that we receive for our rigs, demand for our rental tools, oil and natural gas prices, general economic conditions, and other factors affecting our operations, many of which are beyond our control.

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

In addition to our currently outstanding debt, at September 30, 2018, our 2015 Secured Credit Agreement provides us with a revolver of up to $80.0 million. In addition, although the 2015 Credit Agreement and the indentures that govern our Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the related risks that we now face could intensify. Our level of indebtedness could, for instance, prevent us from engaging in transactions that might otherwise be beneficial to us or from making desirable capital expenditures. This could put us at a competitive disadvantage relative to other less leveraged competitors that have more cash flow to devote to their operations. In addition, the incurrence of additional debt could make it more difficult to satisfy our existing financial obligations.
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

Our Revolver is available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrues at a Base Rate plus an Applicable Rate or LIBOR plus an Applicable Rate. Revolver loans are available subject to a monthly borrowing base calculation. As of September 30, 2018 the borrowing base under the $80 million Revolver was $79.9 million, which was further reduced by $15.0 million of restricted liquidity and $6.3 million in supporting letters of credit, resulting in availability under the revolver of $58.6 million.
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
We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives to restructure our indebtedness in private transactions. We may elect to implement such a transaction through Chapter 11 of the United States Bankruptcy Code in order to obtain court supervision and approval of the transaction and to facilitate the stakeholder approvals necessary to implement such a transaction, or it may otherwise become necessary for us to seek protections under Chapter 11.
We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives to restructure our indebtedness in private transactions.
We may elect to implement such a transaction through Chapter 11 of the United States Bankruptcy Code in order to obtain court supervision and approval of the transaction and to facilitate the stakeholder approvals necessary to implement such a transaction, or it may otherwise become necessary for us to seek protections under Chapter 11. Such a proceeding may commence in the near term. Seeking Chapter 11 protection may have a material adverse impact on our business and the trading price of our securities. As long as a Chapter 11 proceeding continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization, including managing potential negative impact to our reputation. Bankruptcy court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business.
Additionally, all of our indebtedness is senior to the existing common stock and preferred stock in our capital structure. As a result, we believe that seeking bankruptcy court protection under a Chapter 11 proceeding could cause the shares of our existing common stock and preferred stock to be canceled, or otherwise result in a limited recovery, if any, for shareholders of our common stock and preferred stock, and would place shareholders of our common stock and preferred stock at significant risk of losing some or all of their investment in our shares.

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

4.2	—	Amendment and restatement of the Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 24, 2018).

10.1	—
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

PARKER DRILLING COMPANY

Date:	November 6, 2018	By:	/s/ Gary G. Rich
Gary G. Rich Chairman, President and Chief Executive Officer

		By:	/s/ Michael W. Sumruld
Michael W. Sumruld Senior Vice President and Chief Financial Officer