Form 10-K
period 2018-12-31
PARKER DRILLING CO /DE/
filed 2019-03-11
CIK 76321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.16  2/3 per share

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of our common stock held by non-affiliates on June 30, 2018 was $51.3 million. At March 6, 2019, there were 9,382,493 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference from the Form 10-K/A to be filed with the Securities and Exchange Commission.

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
Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. We report our Drilling Services business as two reportable segments: (1) U.S. (Lower 48) Drilling and (2) International & Alaska Drilling. We report our Rental Tools Services business as two reportable segments: (1) U.S. Rental Tools and (2) International Rental Tools. For information regarding our reportable segments and operations by geographic areas for the years ended December 31, 2018, 2017 and 2016, see Note 16 - Reportable Segments in Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
Reorganization and Chapter 11 Proceedings
On December 12, 2018 (the “Petition Date”), Parker Drilling and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed a prearranged plan of reorganization (the “Plan”) and commenced voluntary Chapter 11 proceedings (the “Chapter 11 Cases”) under title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). Since the commencement of the Chapter 11 Cases, the Debtors have continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
Also on December 12, 2018, prior to the commencement of the Chapter 11 Cases, the Debtors entered into a restructuring support agreement (as amended, the “RSA”) with certain significant holders (together, collectively, the “Consenting Stakeholders”) of (i) 7.50% Senior Notes due 2020 (the “7.50% Note Holders”) issued pursuant to the indenture dated July 30, 2013 (the “7.50% Notes”), by and among Parker Drilling, the subsidiary guarantors party thereto and Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), (ii) 6.75% Senior Notes due 2022 (the “6.75% Note Holders”) issued pursuant to the indenture dated January 22, 2014 (the “6.75% Notes” and together with the 7.50% Notes, the “Senior Notes”), by and among Parker Drilling, the subsidiary guarantors party thereto and the Trustee, (iii) Parker Drilling’s existing common stock (the “Common Holders”) and (iv) Parker Drilling’s 7.25% Series A Mandatory Convertible Preferred Stock (the “Convertible Preferred Stock,” and such holders, the “Preferred Holders”) to support a restructuring (the “Restructuring”) on the terms set forth in the Plan.
On December 13, 2018, the Bankruptcy Court entered an order approving joint administration of the Chapter 11 Cases under the caption In re Parker Drilling Company, et al.
Pursuant to the terms of the RSA and the Plan, the Consenting Stakeholders and other holders of claims against or interests in the Debtors receive treatment under the Plan summarized as follows:

•	holders of claims arising from non-funded debt general unsecured obligations receive payment in full in cash as set forth in the Plan;

•
the 7.50% Note Holders receive their pro rata share of: (a) approximately 34.3 percent of the common stock (the “New Common Stock”) of Parker Drilling, as reorganized pursuant to and under the Plan (“Reorganized Parker”), subject to dilution; (b) approximately $92.6 million of a new second lien term loan of Reorganized Parker (the “New Second Lien Term Loan”); (c) the right to purchase approximately 24.3 percent of the New Common Stock to be issued pursuant to the terms of the Rights Offering (as defined in the RSA); and (d) cash sufficient to satisfy certain expenses owed to the Trustee (the “Trustee Expenses”), to the extent not otherwise paid by the Debtors;

•
the 6.75% Note Holders receive their pro rata share of: (a) approximately 62.9 percent of the New Common Stock, subject to dilution; (b) approximately $117.4 million of the New Second Lien Term Loan; (c) the right to purchase approximately 38.9 percent of the New Common Stock to be issued pursuant to the terms of the Rights Offering; and (d) cash sufficient to satisfy the Trustee Expenses, to the extent not otherwise paid by the Debtors;

•
the Preferred Holders receive their pro rata share of: (a) 1.1 percent of the New Common Stock, subject to dilution; (b) the right to purchase approximately 14.7 percent of the New Common Stock to be issued pursuant to the terms of the Rights Offering; and (c) 40.0 percent of the warrants to acquire an aggregate of 13.5 percent of the New Common Stock (the “New Warrants”); and

•
the Common Holders receive their Pro Rata share of: (a) 1.65 percent of the New Common Stock, subject to dilution; (b) the right to purchase approximately 22.1 percent of the New Common Stock to be issued pursuant to the terms of the Rights Offering; and (c) 60.0 percent of the New Warrants.

The RSA contains certain covenants on the part of each of the Debtors and the Consenting Stakeholders, including certain limitations on the parties’ ability to pursue alternative transactions, commitments by the Consenting Stakeholders to vote in favor of the Plan and commitments of the Debtors and the Consenting Stakeholders to negotiate in good faith to finalize the documents and agreements governing the Plan. The RSA also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including, without limitation, the failure to achieve certain milestones and certain breaches by the parties under the RSA.
Since the Petition Date, the Debtors have requested and received certain approvals and authorizations from the Bankruptcy Court. This relief, together with the proposed treatment under the Plan, provides that vendors and other unsecured creditors will be paid in full and in the ordinary course of business. All existing customer and vendor contracts are expected to remain in place and be serviced in the ordinary course of business.
On March 5, 2019, the Bankruptcy Court held a hearing to determine whether the Plan should be confirmed. On March 7, 2019, the Bankruptcy Court entered an order confirming the Plan. Although the Bankruptcy Court has confirmed the Plan, the Debtors have not yet consummated all of the transactions that are contemplated by the Plan. Rather, the Debtors intend to consummate these transactions in the near future, on or before the Plan’s effective date (the “Effective Date”). As set forth in the Plan, there are certain conditions precedent to the occurrence of the Effective Date, which must be satisfied or waived in accordance with the Plan in order for the Plan to become effective and the Debtors to emerge from the Chapter 11 Cases. The Debtors anticipate that each of these conditions will be either satisfied or waived by the end of March 2019, which is the target for the Debtors’ emergence from the Chapter 11 Cases. On the Effective Date, the Debtors’ operations will, generally, no longer be governed by the Bankruptcy Court’s oversight.
The Company’s filing of the Chapter 11 Cases constituted an event of default of certain of its debt instruments described above, which accelerated the Company’s obligations under its Senior Notes. Under the Bankruptcy Code, holders of the Senior Notes are stayed from taking any action against the Company as a result of this event of default. All of the Company’s outstanding obligations under its Second Amended and Restated Credit Agreement dated as of January 26, 2015, among Parker Drilling, Bank of America, N.A., Wells Fargo Bank, National Association, Barclays Bank PLC and the other lenders and L/C issuers from time to time party thereto (as amended, the “2015 Secured Credit Agreement”) were paid prior to the filing of the Chapter 11 Cases and the 2015 Secured Credit Agreement was terminated substantially concurrent with the filing.
Debtor-in-Possession Financing
In connection with the Chapter 11 Cases, Bank of America, N.A. (“Bank of America”) and Deutsche Bank AG New York Branch (“DB”) agreed to provide the Debtors with a superpriority and priming asset-based debtor-in-possession credit facility (the “DIP Facility”) on the terms set forth in the Debtor-In-Possession Financing Term Sheet attached to the RSA (the “DIP Term Sheet”). On December 14, 2018, the Debtors, Bank of America and DB entered into a Debtor-in-Possession Credit Agreement, which provides for, among other things, the DIP Facility. The DIP Facility is comprised of an asset-based revolving loan facility in an aggregate principal amount of $50.0 million, subject to availability under the borrowing base thereunder, $20.0 million of which is available for the issuance of standby letters of credit.
In connection with the Chapter 11 Cases, (i) Bank of America and DB agreed to provide, on a committed basis, the Company with an exit financing asset-based revolving loan facility on the terms set forth in the Senior Secured Asset-Based Revolving Facility Summary of Terms and Conditions attached to the RSA (the “First Lien Exit Term Sheet”) and (ii) certain Consenting Stakeholders and/or their affiliates have agreed to provide, on a committed basis, the Company with a new second lien term loan facility on the terms set forth in the New Second Lien Loan Term Sheet attached to the RSA (the “Second Lien Exit Term Sheet”). The First Lien Exit Term Sheet provides for, among other things, an asset-based revolving credit facility in an aggregate principal amount of $50.0 million, which amount may be increased to an aggregate principal amount of $100.0 million in the event additional commitments are received from other lenders (the “First Lien Exit Facility”). A portion of the First Lien Exit Facility in the amount of $30.0 million (the “L/C Facility”) will be available for the issuance of standby and commercial letters of credit. The Second Lien Exit Term Sheet provides for, among other things, a second lien term loan facility in an aggregate principal amount of $210.0 million (the “Second Lien Exit Facility”).
The foregoing descriptions of the First Lien Exit Term Sheet and the Second Lien Exit Term Sheet do not purport to be complete and are qualified in their entirety by reference to the First Lien Exit Term Sheet or the Second Lien Exit Term Sheet, as applicable. The effectiveness of the First Lien Exit Facility and the Second Lien Exit Facility is subject to customary closing conditions. The foregoing descriptions of the First Lien Exit Facility and the Second Lien Exit Facility do not purport to be complete and are qualified in their entirety by reference to the final, executed documents memorializing the First Lien Exit Facility and the Second Lien Exit Facility, as applicable, in each case as approved by the Bankruptcy Court.
Going Concern and Financial Reporting in Reorganization
Our commencement of the Chapter 11 Cases and the weak industry conditions have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles which contemplate the continuation of the Company as a going concern. See Note 2 - Chapter 11 Cases in the notes to the consolidated financial statements included under Item 8. Financial Statements and Supplementary Data and Item 1A. Risk Factors for additional information regarding our debt instruments and bankruptcy proceedings under Chapter 11.
Delisting of our Common Stock from the New York Stock Exchange (the “NYSE”)
Our common stock was previously listed on the NYSE under the symbol “PKD.” As a result of our failure to satisfy the continued listing requirements of the NYSE, on December 12, 2018, our common stock was delisted from the NYSE. Since December 13, 2018, our common stock has been quoted on the OTC Pink marketplace maintained by the OTC Markets Group, Inc. (“OTC Pink”) under the symbol “PKDSQ”.
Drilling Services Business
In our Drilling Services business, we drill oil, natural gas, and geothermal wells for customers globally. We provide this service with both Company-owned rigs and customer-owned rigs. We refer to the provision of drilling services with customer-owned rigs as our operations and management (“O&M”) service in which operators own their own drilling rigs, but choose Parker Drilling to operate and manage the rigs for them. The nature and scope of activities involved in drilling an oil or natural gas well is similar whether it is drilled with a Company-owned rig (as part of a traditional drilling contract) or a customer-owned rig (as part of an O&M contract). In addition, we provide project-related services, such as engineering, procurement, project management, commissioning of customer-owned drilling rig projects, operations execution, and quality and safety management. We have extensive experience and expertise in drilling geologically challenging wells and in managing the logistical and technological challenges of operating in remote, harsh, and ecologically sensitive areas.
U.S. (Lower 48) Drilling
Our U.S. (Lower 48) Drilling segment provides drilling services with our Gulf of Mexico (“GOM”) barge drilling rig fleet and markets our U.S. (Lower 48)-based O&M services. We also provide O&M services for a customer-owned rig offshore California. Our GOM barge rigs drill for oil and natural gas in shallow waters in and along the inland waterways and coasts of Louisiana, Alabama and Texas. The majority of these wells are drilled in shallow water depths ranging from 6 to 12 feet. Our rigs are suitable for a variety of drilling programs, from inland coastal waters requiring shallow draft barges, to open water drilling on both state and federal water projects requiring more robust capabilities. Contract terms typically consist of well-to-well or multi-well programs, most commonly ranging from 20 to 180 days.
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
We have rigs under contract in Alaska, Kazakhstan, the Kurdistan region of Iraq, Guatemala, Mexico, and on Sakhalin Island, Russia. In addition, we have O&M and ongoing project-related services for customer-owned rigs in California, Kuwait, Canada, Indonesia, and on Sakhalin Island, Russia.
Rental Tools Services Business
In our Rental Tools Services business, we provide premium rental equipment and services to exploration & production companies, drilling contractors, and service companies on land and offshore in the U.S. and select international markets. Tools we provide include standard and heavy-weight drill pipe, all of which are available with standard or high-torque connections, tubing, drill collars, pressure control equipment, including blowout preventers, and more. We also provide well construction services, which include tubular running services and downhole tool rentals, well intervention services, which include whipstocks, fishing and related services, as well as inspection and machine shop support. Rental tools are used during drilling and/or workover programs and are requested by the customer as needed, requiring us to keep a broad inventory of rental tools in stock. Rental tools are usually rented on a daily or monthly basis.
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
International Rental Tools
Our International Rental Tools segment maintains an inventory of rental tools and provides well construction, well intervention, and surface and tubular services to our customers in the Middle East, Latin America, Europe, and Asia-Pacific regions.
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
Customers and Scope of Operations
Our customer base consists of major, independent, and national oil and natural gas E&P companies and integrated service providers. Each of our segments depends on a limited number of key customers and the loss of any one or more key customers could have a material adverse effect on a segment. In 2018, our largest customer, Exxon Neftegas Limited (“ENL”), accounted for approximately 25.7 percent of our total consolidated revenues. For information regarding our reportable segments and operations by geographic areas for the years ended December 31, 2018, 2017 and 2016, see Note 16 - Reportable Segments in Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
In rental tools markets, we compete with both large and small suppliers. We compete against other rental tools companies based on breadth of inventory, availability of product, quality of product and service, as well as, price. In the U.S. market, our network of locations provides broad and efficient product availability for our customers. In international markets, some of our rental tools business is obtained in conjunction with our drilling and O&M projects.
Contracts
Most drilling contracts are awarded based on competitive bidding. The rates specified in drilling contracts vary depending upon the type of rig employed, equipment and services supplied, crew complement, geographic location, term of the contract, competitive conditions, and other variables. Our contracts generally provide for an operating dayrate during drilling operations, with lower rates for periods of equipment downtime, customer stoppage, well-to-well rig moves, adverse weather, or other conditions, and no payment when certain conditions continue beyond contractually established parameters. Contracts typically provide for a different dayrate or specified fixed payments during mobilization or demobilization. The terms of most of our contracts are based on either a specified period of time or a specified number of wells. The contract term in some instances may be extended by the customer exercising options for an additional time period or for the drilling of additional wells, or by exercising a right of first refusal. Most of our contracts allow termination by the customer prior to the end of the term without penalty under certain circumstances, such as the loss of or major damage to the drilling unit or other events that cause the suspension of drilling operations beyond a specified period of time. See “Certain of our contracts are subject to cancellation by our customers without penalty and with little or no notice” in Item 1A. Risk Factors. Certain contracts require the customer to pay an early termination fee if the customer terminates a contract before the end of the term without cause. Our project services contracts include engineering, procurement, and project management consulting, for which we are compensated through labor rates and cost-plus arrangements for non-labor items.
Rental tools contracts are typically on a dayrate basis with rates based on type of equipment and competitive conditions. Depending on market and competitive conditions, rental rates may be applied from the time the equipment leaves our facility or only when the equipment is actually in use by the customer. Rental contracts generally require the customer to pay for lost-in-hole or damaged equipment. Some of the services provided in the rental tools segment are billed per well section with pricing determined by the length and diameter of the well section. In addition, some tools, such as whipstocks, are sold to the customer.
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
Backlog
Backlog is our estimate of the dollar amount of drilling contract revenues we expect to realize in the future as a result of executing awarded contracts. The Company’s backlog of firm orders was approximately $243.4 million as of December 31, 2018 and $240.9 million as of December 31, 2017 and is primarily attributable to the International & Alaska segment of our Drilling Services business. We estimate that, as of December 31, 2018, 54.0 percent of our backlog will be recognized as revenues within one year.
The amount of actual revenues earned and the actual periods during which revenues are earned could be different from amounts disclosed in our backlog calculations due to a lack of predictability of various factors, including the scope of equipment and service provided, unscheduled repairs, maintenance requirements, weather delays, contract terminations or renegotiations, new contracts, and other factors. See “Our backlog of contracted revenues may not be fully realized and may reduce significantly in the future, which may have a material adverse effect on our financial position, results of operations or cash flows” in Item 1A. Risk Factors.
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
Well control events generally include an unintended flow from the well that cannot be contained by using equipment on site (e.g., a blowout preventer), by increasing the weight of drilling fluid or by diverting the fluids safely into production. Our insurance program provides coverage for third-party liability claims relating to sudden and accidental pollution from a well control event up to $350.0 million per occurrence. A separate limit of $50.0 million exists to cover the costs of re-drilling of the well and well control costs under a Contingent Operators Extra Expense policy. For our rig-based operations, remediation plans are in place to prevent the spread of pollutants and our insurance program provides coverage for removal, response, and remedial actions. We retain the risk for liability not indemnified by the customer below the retention and in excess of our insurance coverage.
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
Employees
The following table sets forth the composition of our employee base:

	December 31,
	2018	2017
U.S. (Lower 48) Drilling	89	111
International & Alaska Drilling	1,208	1,122
U.S. Rental Tools	232	214
International Rental Tools	717	648
Corporate	179	171
Total employees	2,425	2,266
Environmental Considerations
Our operations are subject to numerous U.S. federal, state, and local laws and regulations, as well as the laws and regulations of other jurisdictions in which we operate, pertaining to the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (“EPA”) and state equivalents, issue regulations to implement and enforce laws pertaining to the environment, which often require costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences; restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities; limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive, and other protected areas; require remedial action to clean up pollution from former operations; and impose substantial liabilities for pollution resulting from our operations. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly compliance could adversely affect our operations and financial position, as well as those of similarly situated entities operating in the same markets. While our management believes that we comply with current applicable environmental laws and regulations, there is no assurance that compliance can be maintained in the future.
As an owner or operator of both onshore and offshore facilities, including mobile offshore drilling rigs in or near waters of the United States, we may be liable for the costs of clean up and damages arising out of a pollution incident to the extent set forth in federal statutes such as the Federal Water Pollution Control Act (commonly known as the Clean Water Act (“CWA”)), as amended by the Oil Pollution Act of 1990 (“OPA”); the Outer Continental Shelf Lands Act (“OCSLA”); the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”); the Resource Conservation and Recovery Act (“RCRA”); the Clean Air Act (“CAA”); the Endangered Species Act (“ESA”); the Occupational Safety and Health Act; the Emergency Planning and Community Right to Know Act (“EPCRA”); and the Hazardous Materials Transportation Act (“HMTA”) as well as comparable state laws. In addition, we may also be subject to civil claims arising out of any such incident.
The CWA and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters, including jurisdictional wetlands, is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In September 2015, a new EPA and U.S. Army Corps of Engineers (the “Corps”) rule defining the scope of federal jurisdiction over wetlands and other waters became effective (the “Clean Water Rule”). The Clean Water Rule was previously stayed nationwide to determine whether federal district or appellate courts had jurisdiction to hear cases challenging the rule. The EPA and the Corps issued a proposed rulemaking in June 2017 to repeal the Clean Water Rule, and announced their intent to issue a new rule defining the Clean Water Act’s jurisdiction. In January 2018, the U.S. Supreme Court issued a decision finding that jurisdiction resides with the federal district courts to hear challenges to the Clean Water Rule; following which, the previously-filed district court cases have been allowed to proceed. Following the Supreme Court’s decision, the EPA and the Corps issued a final rule in January 2018 staying implementation of the 2015 rule for two years while the agencies reconsider the rule. Multiple states and environmental groups have challenged the stay, and on August 16, 2018, a federal court in South Carolina issued an injunction against EPA’s stay of the rule. On December 11, 2018, EPA proposed a new rule defining the scope of federal jurisdiction over wetlands and other waters, a public hearing on which was originally scheduled for January 23, 2019. This hearing was indefinitely postponed during the shutdown of the federal government and has not yet been rescheduled. To the extent the rule expands the range of properties subject to the CWA’s jurisdiction, certain energy companies could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas, which in turn could reduce demand for our services. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. The CWA and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges.
The OPA and related regulations impose a variety of regulations on “responsible parties” related to the prevention of spills of oil or other hazardous substances and liability for damages resulting from such spills. “Responsible parties” include the owner or operator of a vessel, pipeline or onshore facility, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns strict and joint and several liability for oil removal costs and a variety of public and private damages to each responsible party. The OPA also requires some facilities to demonstrate proof of financial responsibility and to prepare an oil spill response plan. Failure to comply with ongoing requirements or inadequate cooperation in a spill may subject a responsible party to civil or criminal enforcement actions.
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
High-profile and catastrophic events, such as the 2010 Macondo (Deepwater Horizon) well incident, have heightened governmental and environmental focus on the oil and gas industry. From time to time, legislative proposals have been introduced that would materially limit or prohibit offshore drilling in certain areas. Our operations, and those of our customers, are impacted by restrictions on drilling in certain areas of the U.S. Gulf of Mexico and elsewhere, including the adoption of additional safety requirements and policies regarding the approval of drilling permits and restrictions on development and production activities in the U.S. Gulf of Mexico.
On July 28, 2016, BSEE adopted a new well-control rule that will be implemented in phases over the next several years (the "2016 Well Control Rule"). This rule includes more stringent design requirements for well-control equipment used in offshore drilling operations. BSEE was directed to review the 2016 Well Control Rule pursuant to Executive Order (“EO”) 13783 (“Promoting Energy Independence and Economic Growth”) and Section 7 of EO 13795 (“Implementing an America-First Offshore Energy Strategy”), to determine if the rule should be revised to encourage energy exploration and production on the Outer Continental Shelf, while still providing for safe and environmentally responsible exploration and production activities. On May 11, 2018, BSEE announced a proposed rule intending to reduce the regulatory burden of the 2016 Well Control Rule, the comment period for which ended on August 6, 2018. We are continuing to evaluate the cost and effect that these new rules will have on our operations.
CERCLA (also known as “Superfund”) and comparable state laws impose liability without regard to fault or the legality of the activity, on certain classes of persons who are considered to be responsible for the release of hazardous substances into the environment. While CERCLA exempts crude oil from the definition of hazardous substances for purposes of the statute, our operations may involve the use or handling of other materials that may be classified as hazardous substances. CERCLA assigns strict liability to a broad class of potentially responsible parties for all response and remediation costs, as well as natural resource damages. In addition, persons responsible for release of hazardous substances under CERCLA may be subject to joint and several liability for the cost of cleaning up the hazardous substances released into the environment and for damages to natural resources.
RCRA and comparable state laws regulate the management and disposal of solid and hazardous wastes. Current RCRA regulations specifically exclude from the definition of hazardous waste “drilling fluids, produced waters, and other wastes associated with the exploration, development or production of crude oil, natural gas or geothermal energy.” However, these wastes and other wastes may be otherwise regulated by EPA or state agencies. Moreover, ordinary industrial wastes, such as paint wastes, spent solvents, laboratory wastes, and used oils, may be regulated as hazardous waste. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration- and production-related oil and gas wastes from regulation as hazardous wastes under RCRA. The consent decree requires the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or to sign a determination that revision of the regulations is not necessary.

If the EPA proposes rulemaking for revised oil and gas regulations, the Consent Decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. Although the costs of managing solid and hazardous wastes may be significant and new regulations may be imposed, we do not expect to experience more burdensome costs than competitor companies involved in similar drilling operations.
The CAA and similar state laws and regulations restrict the emission of air pollutants and may also impose various monitoring and reporting requirements. In addition, those laws may require us to obtain permits for the construction, modification, or operation of certain projects or facilities and the utilization of specific equipment or technologies to control emissions. For example, the EPA has adopted regulations known as “RICE MACT” that require the use of “maximum achievable control technology” to reduce formaldehyde and other emissions from certain stationary reciprocating internal combustion engines, which can include portable engines used to power drilling rigs. In addition, in May 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements. The EPA has also adopted new rules under the CAA that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. Further, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion in October 2015. Pursuant to an order issued by the U.S. District Court for the Northern District of California in lawsuits brought by a coalition of states and environmental groups against the EPA for failing to complete initial area designations under the standard by the October 2017 statutory deadline, EPA completed all remaining initial area designations on July 17, 2018. State implementation of the revised NAAQS could result in stricter permitting requirements or delay, or limit our ability or our customers’ ability to obtain permits, and result in increased expenditures for pollution control equipment and decreased demand for our services.
Some scientific studies have suggested that emissions of certain gases including carbon dioxide and methane, commonly referred to as “greenhouse gases” (“GHGs”), may be contributing to the warming of the atmosphere resulting in climate change. There are a variety of legislative and regulatory developments, proposals, requirements, and initiatives that have been introduced in the U.S. and international regions in which we operate that are intended to address concerns that emissions of GHGs are contributing to climate change and these may increase costs of compliance for our drilling services or our customer’s operations. Among these developments, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change (“UNFCC”) established a set of emission targets for GHGs that became binding on all those countries that had ratified it. The Kyoto Protocol was followed by the Paris Agreement of the 2015 UNFCC. The Paris Agreement entered into force on November 4, 2016 and, as of late 2017, had been ratified by 174 of the 197 parties to the UNFCC. However, on August 4, 2017, the United States formally communicated to the United Nations its intent to withdraw from participation in the Paris Agreement, which entails a four-year process and will be complete by November 2020. In response to the announced withdrawal plan, a number of state and local governments in the United States have expressed intentions to take GHG-related actions.
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
Hydraulic fracturing is a process sometimes used in the completion of oil and natural gas wells whereby water, other liquids, sand, and chemicals are injected under pressure into subsurface formations to stimulate natural gas and, oil production. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating, or preparing to regulate hydraulic fracturing, directly and indirectly. Many state governments require the disclosure of chemicals used in the fracturing process and, due to concerns raised relating to potential impacts of hydraulic fracturing, including on groundwater quality and seismic activity, legislative and regulatory efforts at the federal level and in some state and local jurisdictions have been initiated to render permitting and compliance requirements more stringent for hydraulic fracturing or prohibit the activity altogether. We do not directly engage in hydraulic fracturing activities. However, these and other developments could cause operational delays or increased costs in exploration and production, which could adversely affect the demand for our products or services.

The federal ESA was established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. We may conduct operations on natural gas and oil leases in areas where certain species that are listed as threatened or endangered are known to exist and where other species that potentially could be listed as threatened or endangered may exist. On February 11, 2016, the U.S. Fish and Wildlife Service (“FWS”) published a final policy which alters how it may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions and may materially delay or prohibit land access for natural gas and oil development. The designation of previously unprotected species as threatened or endangered in areas where operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our customer’s exploration and production activities that could have an adverse impact on their ability to develop and produce reserves. If our customers were to have a portion of their leases designated as critical or suitable habitat, it could have a material adverse impact on the demand for our products and services.
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
Risks Related to Our Chapter 11 Proceedings
On December 12, 2018, Parker Drilling and certain of its U.S. subsidiaries filed voluntary petitions commencing the Chapter 11 Cases under the Bankruptcy Code. The Chapter 11 Cases and the Restructuring may have a material adverse impact on our business, financial condition, results of operations, and cash flows. In addition, the Chapter 11 Cases and the Restructuring may have a material adverse impact on the trading price and ultimately are expected to result in the cancellation and discharge of our securities, including our common stock. The Plan governs distributions to and the recoveries of holders of our securities.
In 2018, we engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives to restructure our indebtedness in private transactions. These restructuring efforts led to the execution of the RSA and commencement of the Chapter 11 Cases in the Bankruptcy Court on December 12, 2018.
The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, our senior management may be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing on our business operations. Bankruptcy Court protection also may make it more difficult to retain management and the key personnel necessary to the success and growth of our business. In addition, during the period of time we are involved in a bankruptcy proceeding, our customers and suppliers might lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships.
Other significant risks include or relate to the following:

•
our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtor-in-possession;

•	our ability to consummate the Plan;

•	the effects of the filing of the Chapter 11 Cases on our business and the interest of various constituents, including our stockholders;

•	increased advisory costs to execute our reorganization;

•	our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases;

•	Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;

•	the length of time that we will operate with Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;

•	third-party motions in the Chapter 11 Cases, which may interfere with our ability to consummate the Plan; and

•	the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations.
Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we predict the ultimate impact that events occurring during the Chapter 11 Cases may have on our corporate or capital structure.
Delays in the Chapter 11 Cases may increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

The RSA contemplates the consummation of the Plan through an orderly prearranged plan of reorganization, but there can be no assurance that we will be able to consummate the Plan. A prolonged Chapter 11 proceeding could adversely affect our relationships with customers, suppliers and employees, among other parties, which in turn could adversely affect our business, competitive position, financial condition, liquidity and results of operations and our ability to continue as a going concern. A weakening of our financial condition, liquidity and results of operations could adversely affect our ability to implement the Plan (or any other plan of reorganization). If we are unable to consummate the Plan, we may be forced to liquidate our assets.
In addition, the occurrence of the Effective Date is subject to certain conditions and requirements in addition to those described above that may not be satisfied.
We believe it is likely that our common stock will substantially decrease in value as a result of the Chapter 11 Cases.
We have a significant amount of indebtedness that is senior to our current common stock in our capital structure. Our existing common stock has substantially decreased in value during the Chapter 11 Cases. We do not foresee a market for our existing common stock after emergence from the Chapter 11 Cases. Accordingly, any trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock.
The RSA is subject to significant conditions and milestones that may be difficult for us to satisfy.
There are certain material conditions we must satisfy under the RSA, including the timely satisfaction of milestones in the Chapter 11 Cases, which include the consummation of the Plan. Our ability to timely complete such milestones is subject to risks and uncertainties, many of which are beyond our control.
The Plan may not become effective.
While the Plan has been confirmed by the Bankruptcy Court, it may not become effective because it is subject to the satisfaction of certain conditions precedent (some of which are beyond our control). There can be no assurance that such conditions will be satisfied and, therefore, that the Plan will become effective and that the Debtors will emerge from the Chapter 11 Cases as contemplated by the Plan. If the Effective Date is delayed, the Debtors may not have sufficient cash available to operate their businesses. In that case, the Debtors may need new or additional post-petition financing, which may increase the cost of consummating the Plan. There is no assurance of the terms on which such financing may be available or if such financing will be available. If the transactions contemplated by the Plan are not completed, it may become necessary to amend the Plan. The terms of any such amendment are uncertain and could result in material additional expense and result in material delays to the Chapter 11 Cases.
Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals and there is substantial doubt regarding our ability to continue as a going concern.
Even if the Plan or any other Chapter 11 plan of reorganization is consummated, we may continue to face a number of risks, such as changes in economic conditions, changes in our industry, changes in demand for our services and increasing expenses. Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, we cannot guarantee that any Chapter 11 plan of reorganization will achieve our stated goals.
Furthermore, even if our debts are reduced or discharged through a plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, or at all.
As a result of the Chapter 11 Cases, even with the creditor support for the restructuring under the RSA, there is substantial doubt regarding our ability to continue as a going concern. As a result, we cannot give any assurance of our ability to continue as a going concern, even though the Plan has been confirmed.
Our shares of common stock are not listed for trading on a national securities exchange.
Our common stock currently trades on OTC Pink and is not listed for trading on a national securities exchange. We can provide no assurance that our common stock will continue to trade on OTC Pink, whether broker-dealers will continue to provide public quotes of our common stock on OTC Pink, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on OTC Pink in the future.
Investments in securities trading on OTC Pink are generally less liquid than investments in securities trading on a national securities exchange. In addition, the trading of our common stock on OTC Pink could have other negative implications, including the potential loss of confidence in us by suppliers, customers and employees and the loss of institutional investor interest in our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. There can be no assurance that any public market for our common stock will exist in the future or that we will be able to relist our common stock on a national securities exchange.
In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.
Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in the Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance, which may be volatile.
During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to the Plan. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting may be different from historical trends.
We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Court provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to consummation of a plan of reorganization. With few exceptions, all claims that arose prior to December 12, 2018 or before consummation of the Plan (i) would be subject to compromise and/or treatment under the Plan and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Plan. Any claims not ultimately discharged pursuant to the Plan could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
We may experience employee attrition as a result of the Chapter 11 Cases.
As a result of the Chapter 11 Cases, we may experience employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our financial condition, liquidity and results of operations.
Risks Related to Our Business
The volatility of prices for oil and natural gas has had, and may continue to have, a material adverse effect on our financial condition, results of operations, and cash flows.
Oil and natural gas prices and market expectations regarding potential changes in these prices are volatile and are likely to continue to be volatile in the future. Increases or decreases in oil and natural gas prices and expectations of future prices could have an impact on our customers’ long-term exploration and development activities, which in turn could materially affect our business and financial performance. Furthermore, higher oil and natural gas prices do not necessarily result immediately in increased drilling activity because our customers’ expectations of future oil and natural gas prices typically drive demand for our drilling services. The oil and natural gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for oilfield services and downward pressure on the prices we charge. A prolonged downturn in the oil and natural gas industry could result in a further reduction in demand for oilfield services and could continue to adversely affect our financial condition, results of operations, and cash flows. The average price of oil during 2018 was well below the average prices in 2014. Oil and natural gas prices and demand for our services also depend upon numerous factors which are beyond our control, including:

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
Demand for the majority of our services depends substantially on the level of expenditures for the exploration, development, and production of oil or natural gas reserves by the major, independent, and national oil and natural gas E&P companies and large integrated service companies that comprise our customer base. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Declines in oil and natural gas prices have and may continue to result in project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us, any of which could continue to have a material adverse effect on our financial condition, results of operations, and cash flows. Historically, when drilling activity and spending decline, utilization and dayrates also decline and drilling may be reduced or discontinued, resulting in an oversupply of drilling rigs. Sustained low oil prices have in turn caused a significant decline in the demand for drilling services over the last several years. The rig utilization rate of our International & Alaska Drilling segment has risen to 37.0 percent for the year ended December 31, 2018 from 36.0 percent for the year ended December 31, 2017. Furthermore, operators implemented significant reductions in capital spending in their budgets, including the cancellation or deferral of existing programs, and are expected to continue to operate under reduced budgets for the foreseeable future.
We have a significant amount of funded debt. Our debt levels and debt agreement restrictions may have significant consequences for our future prospects, including limiting our liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2018, we had:

•	$585.0 million principal amount of debt;

•	$26.9 million of operating lease commitments; and

•	$10.0 million borrowed under the DIP Facility.
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
As of December 12, 2018, the Company was in default under certain of its debt instruments. The Company’s filing of the Chapter 11 Cases described above accelerated the Company’s obligations under its Senior Notes. All of the Company’s outstanding obligations under its 2015 Secured Credit Agreement were paid prior to the filing of the Chapter 11 Cases and the 2015 Secured Credit Agreement was terminated substantially concurrently with such filing. Additionally, events of default under the indentures governing the Company’s Senior Notes have occurred and are continuing, including as a result of cross-defaults between such indentures.
Despite our current level of indebtedness, we may still be able to incur more debt. This could further exacerbate the risks associated with our indebtedness, including limiting our liquidity and our ability to pursue other business opportunities.
We may be able to incur additional indebtedness in the future, subject to certain limitations, including under the DIP Facility, the First Lien Exit Facility and the Second Lien Exit Facility. If new debt is added to our current debt levels, the related risks that we now face could increase. Our level of indebtedness could, for instance, prevent us from engaging in transactions that might otherwise be beneficial to us or from making desirable capital expenditures. This could put us at a competitive disadvantage relative to other less leveraged competitors that have more cash flow to devote to their operations. In addition, the incurrence of additional indebtedness could make it more difficult to satisfy our existing financial obligations.
Further, under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities or to adapt to changing market or industry conditions. The Debtors are subject to various covenants and events of default under the DIP Facility. In general, certain of these covenants limit the Debtors’ ability, subject to certain exceptions, to take certain actions, including:

•	selling assets outside the ordinary course of business;

•	consolidating, merging, amalgamating, liquidating, dividing, winding up, dissolving or otherwise disposing of all or substantially all of its assets;

•	granting liens; and

•	financing its investments.
If the Debtors fail to comply with these covenants or an event of default occurs under the DIP Facility, our liquidity, financial condition or operations may be materially impacted.
Our current operations and future growth may require significant additional capital, and the amount and terms of our indebtedness could impair our ability to fund our capital requirements. The DIP Facility may be insufficient to fund our cash requirements through emergence from bankruptcy.

Our business requires substantial capital. We may require additional capital in the event of growth opportunities, unanticipated maintenance requirements, or significant departures from our current business plan.
Additional financing may not be available on a timely basis or on terms acceptable to us and within the limitations contained in the DIP Facility. Failure to obtain additional financing, should the need for it develop, could impair our ability to fund capital expenditure requirements and meet debt service requirements and could have an adverse effect on our business.
Further, for the duration of the Chapter 11 Cases, we will be subject to various risks, including but not limited to (i) the inability to maintain or obtain sufficient financing sources for operations or to fund the plan of reorganization and meet future obligations, and (ii) increased legal and other professional costs associated with the Chapter 11 Cases and our reorganization.
If the transactions contemplated by the plan of reorganization are not completed and the effective date of the plan of reorganization does not occur prior to the maturity of the DIP Facility, we may need to refinance the DIP Facility. We may not be able to obtain some or all of any such financing on acceptable terms or at all.
We may be unable to repay or refinance our debt as it becomes due, whether at maturity or as a result of acceleration.
We may not be able to repay our debt as it comes due, or to refinance our debt on a timely basis or on terms acceptable to us and within the limitations contained in the DIP Facility and the indentures governing our outstanding Senior Notes. Failure to repay or to timely refinance any portion of our debt could result in a default under the terms of all our debt instruments and permit the acceleration of all indebtedness outstanding.
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
A substantial percentage of our revenues are generated from a relatively small number of customers and the loss of a significant customer could adversely affect us. In 2018, our largest customer, ENL, accounted for approximately 25.7 percent of our consolidated revenues. Our consolidated results of operations could be adversely affected if any of our significant customers terminate their contracts with us, fail to renew our existing contracts, or do not award new contracts to us.
A slowdown in economic activity may result in lower demand for our drilling and drilling-related services and rental tools business, and could have a material adverse effect on our business.
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
We derive a significant portion of our revenues from our international operations. In 2018, we derived approximately 56.8 percent of our revenues from operations in countries other than the United States. Our international operations are subject to the following risks, among others:

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
The shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations. Our import activities are governed by the unique customs laws and regulations in each of the countries where we operate. Moreover, many countries, including the U.S., control the export and re-export of certain goods, services, and technology and impose related export recordkeeping and reporting obligations. Governments may also impose economic sanctions against certain countries, persons, and other entities that may restrict or prohibit transactions involving such countries, persons, and entities. For example, over the past several years the U.S. Government has imposed additional sanctions against Russia’s oil and gas industry and certain Russian companies and individuals. Our ability to engage in certain future projects in Russia or involving certain Russian customers is dependent upon whether or not our involvement in such projects is restricted under U.S. or EU sanctions laws and the extent to which any of our prospective operations in Russia or with certain Russian customers may be subject to those laws. The laws and regulations concerning import activity, export recordkeeping and reporting, export control, and economic sanctions are complex and constantly changing. These laws and regulations can cause delays in shipments, unscheduled operational downtime and other operational disruptions. Moreover, any failure to comply with applicable legal and regulatory trading obligations could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments, and loss of import and export privileges. Reputational damage can also result from any failure to comply with such obligations.
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
We require skilled, trained, and experienced personnel to provide our customers with the highest quality technical services and support for our drilling operations. We compete with other oilfield services businesses and other employers to attract and retain qualified personnel with the technical skills and experience we require. Competition for skilled labor and other labor required for our operations intensifies as the number of rigs activated or added to worldwide fleets or under construction increases, creating upward pressure on wages. In periods of high utilization, we have found it more difficult to find and retain qualified individuals. A shortage in the available labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require us to enhance our wage and benefits packages. Increases in our operating costs could adversely affect our business and financial results. Moreover, the shortages of qualified personnel or the inability to obtain and retain qualified personnel could negatively affect the quality, safety, and timeliness of our operations. For a description of how the Restructuring could affect our ability to attract and retain personnel, see Risks Related to Our Chapter 11 Proceedings - We may experience employee attrition as a result of the Chapter 11 Cases.
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
We are regularly involved in litigation, claims, and disputes incidental to our business, which at times may involve claims for significant monetary amounts, some of which would not be covered by insurance. We undertake all reasonable steps to defend ourselves in such lawsuits. Nevertheless, we cannot predict the ultimate outcome of such lawsuits and any resolution which is adverse to us could have a material adverse effect on our financial condition. See Note 9 - Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data for a discussion of the material legal proceedings affecting us.
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
Our operations are subject to cyber-attacks or other cyber incidents that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Our operations are becoming increasingly dependent on digital technologies and services. We use these technologies for internal purposes, including data storage (which may include personal identification information of our employees as well as our proprietary business information and that of our customers, suppliers, investors and other stakeholders), processing, and transmissions, as well as in our interactions with customers and suppliers. Digital technologies are subject to the risk of cyber-attacks, security breaches and other cyber incidents, which could include, among other things, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), hacking, denial-of-service attacks and other attacks and similar disruptions from the unauthorized use of or access to computer systems. If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with customers, suppliers, employees, and other third parties, and may result in claims against us, including liability under laws that protect the privacy of personal information. In addition, these risks could have a material adverse effect on our business, results of operations and financial condition.
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
For a description of how the Restructuring could affect the price of our common stock, see “Risks Related to Our Chapter 11 Proceedings”.
We do not anticipate paying any dividends on our common stock in the foreseeable future.

We do not anticipate paying any dividends on our common stock in the foreseeable future, and the terms of our existing indebtedness restrict our ability to pay dividends on our common stock. Any declaration and payment of future dividends to holders of our common stock may be limited by the provisions of the Delaware General Corporation Law and our indebtedness. The future payment of dividends on our common stock will be at the sole discretion of our board of directors and will depend on many factors, including our earnings, capital requirements, financial condition, and other considerations that our board of directors deems relevant.

FORWARD-LOOKING STATEMENTS
This Form 10-K contains certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements in this Form 10-K other than statements of historical facts addressing activities, events or developments we expect, project, believe, or anticipate will or may occur in the future are forward-looking statements. These statements are based on certain assumptions made by the Company based on management’s experience and perception of historical trends, current conditions, anticipated future developments and other factors believed to be appropriate. Although we believe our expectations stated in this Form 10-K are based on reasonable assumptions, such statements are subject to a number of risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those implied or expressed by the forward-looking statements. These statements include, but are not limited to, statements about anticipated future financial or operational results, our financial position, and similar matters. These include risks relating to:

•
our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtor-in-possession;

•	our ability to consummate the Plan;

•	the effects of the filing of the Chapter 11 Cases on our business and the interest of various constituents, including our stockholders;

•	increased advisory costs to execute our reorganization;

•	any inability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases;

•	Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;

•	the length of time that we will operate with Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;

•	third-party motions in the Chapter 11 Cases, which may interfere with our ability to consummate the Plan;

•	the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;

•	the impact of the NYSE delisting our common stock on the liquidity and market price of our common stock and on our ability to access the public capital markets;

•	changes in worldwide economic and business conditions;

•	fluctuations in oil and natural gas prices;

•	compliance with existing laws and changes in laws or government regulations;

•	the failure to realize the benefits of, and other risks relating to, acquisitions;

•	the risk of cost overruns;

•	our ability to refinance our debt; and

•
other important factors, many of which could adversely affect market conditions, demand for our services, and costs, and all or any one of which could cause actual results to differ materially from those projected.

For more information, see Item 1A. Risk Factors of this Form 10-K. Each forward-looking statement speaks only as of the date of this Form 10-K and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
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

Land and Barge Rigs
The table below shows the locations and drilling depth ratings of our rigs as of December 31, 2018:

Name	Type (1)	Year entered into service/ upgraded	Drilling depth rating (in feet)	Location
International & Alaska Drilling
Eastern Hemisphere
Rig 107	L	1983/2009	15,000	Kazakhstan
Rig 216	L	2001/2009	25,000	Kazakhstan
Rig 249	L	2000/2009	25,000	Kazakhstan
Rig 257	B	1999/2010	30,000	Kazakhstan
Rig 258	L	2001/2009	25,000	Kazakhstan
Rig 247	L	1981/2008	20,000	Iraq, Kurdistan Region
Rig 269	L	2008	21,000	Iraq, Kurdistan Region
Rig 265	L	2007	20,000	Iraq, Kurdistan Region
Rig 264	L	2007	20,000	Tunisia
Rig 270	L	2011	21,000	Russia
Latin America
Rig 271	L	1982/2009	30,000	Colombia
Rig 266	L	2008	20,000	Guatemala
Rig 122	L	1980/2008	18,000	Mexico
Rig 165	L	1978/2007	30,000	Mexico
Rig 221	L	1982/2007	30,000	Mexico
Rig 256	L	1978/2007	25,000	Mexico
Rig 267	L	2008	20,000	Mexico
Alaska
Rig 272	L	2013	18,000	Alaska
Rig 273	L	2012	18,000	Alaska
U.S. (Lower 48) Drilling
Rig 8	B	1978/2007	14,000	GOM
Rig 12	B	1979/2006	18,000	GOM
Rig 15	B	1978/2007	15,000	GOM
Rig 20	B	1981/2007	13,000	GOM
Rig 21	B	1979/2012	14,000	GOM
Rig 30	B	2014	18,000	GOM
Rig 50	B	1981/2006	20,000	GOM
Rig 51	B	1981/2008	20,000	GOM
Rig 54	B	1980/2006	25,000	GOM
Rig 55	B	1981/2014	25,000	GOM
Rig 72	B	1982/2005	25,000	GOM
Rig 76	B	1977/2009	30,000	GOM
Rig 77	B	2006/2006	30,000	GOM
(1) Type is defined as: L — land rig; B — barge rig.
The table above excludes Rig 121 located in Colombia, which is currently not available for service. During 2018 we sold Rig 231 and Rig 253 which were located in Indonesia and Rig 268 which was located in Colombia.

Item 3. Legal Proceedings
For information on Legal Proceedings, see Note 9 - Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data, which information is incorporated herein by reference.
For information on the Company’s Chapter 11 Cases, see Item 1. Business - Recent Developments - Reorganization and Chapter 11 Proceedings contained herein, which information is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Parker Drilling Company’s common stock traded on NYSE under the symbol “PKD” until December 12, 2018, at which time it was removed from trading on NYSE, and began trading on the OTC Pink under the symbol “PKDSQ”. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.
Stockholders
As of March 6, 2019, there were 441 stockholders of record.
Dividends
Our credit agreements limit the payment of dividends. In the past we have not paid dividends on our common stock and we have no present intention to pay dividends on our common stock in the foreseeable future.
Issuer Purchases of Equity Securities
The Company currently has no active share repurchase programs.
Item 6. Selected Financial Data
The following table presents selected historical consolidated financial data derived from the audited consolidated financial statements of Parker Drilling Company for each of the five years in the period ended December 31, 2018. The following financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,
Dollars in Thousands, Except Per Share Amounts	2018	2017	2016	2015	2014
Income Statement Data
Revenues	$480,821	$442,520	$427,004	$712,183	$968,684
Total operating income (loss)	$(113,404)	$(65,805)	$(111,257)	$(17,338)	$120,220
Net income (loss)	$(165,697)	$(118,701)	$(230,814)	$(94,284)	$24,461
Net income (loss) attributable to controlling interest	$(165,697)	$(118,701)	$(230,814)	$(95,073)	$23,451
Net income (loss) available to common stockholders	$(168,416)	$(121,752)	$(230,814)	$(95,073)	$23,451
Basic earnings (loss) per common share: (1)
Net income (loss)	$(17.79)	$(13.07)	$(27.89)	$(11.54)	$3.03
Net income (loss) attributable to controlling interest	$(17.79)	$(13.07)	$(27.89)	$(11.64)	$2.90
Net income (loss) available to common stockholders	$(18.09)	$(13.40)	$(27.89)	$(11.64)	$2.90
Diluted earnings (loss) per common share: (1)
Net income (loss)	$(17.79)	$(13.07)	$(27.89)	$(11.54)	$2.98
Net income (loss) attributable to controlling interest	$(17.79)	$(13.07)	$(27.89)	$(11.64)	$2.86
Net income (loss) available to common stockholders	$(18.09)	$(13.40)	$(27.89)	$(11.64)	$2.86

	Year Ended December 31,
Dollars in Thousands	2018 (3)	2017	2016	2015	2014
Balance Sheet Data
Total assets (2)	$828,414	$990,279	$1,103,551	$1,366,702	$1,509,000
Long-term debt including current portion of long-term debt	$—	$577,971	$576,326	$574,798	$603,341
Liabilities subject to compromise — principal debt only	$585,000	$—	$—	$—	$—
Total equity	$126,916	$296,121	$339,135	$568,512	$666,214

(1)	See Note 12 - Stockholders' Equity in Item 8. Financial Statements and Supplementary Data for details regarding the 1-for-15 reverse stock split.

(2)
The Company adopted, effective January 1, 2016, newly issued accounting guidance ASU 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset.

(3)
See Note 2 - Chapter 11 Cases in Item 8. Financial Statements and Supplementary Data for details regarding the reclass of long-term debt to liabilities subject to compromise and write-off of the related unamortized debt issuance costs in 2018.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis should be read in conjunction with Item 8. Financial Statements and Supplementary Data.
Executive Summary
The oil and natural gas industry is highly cyclical. Activity levels are driven by traditional energy industry activity indicators, which include current and expected commodity prices, drilling rig counts, footage drilled, well counts, and our customers’ spending levels allocated to exploratory and development drilling.
Historical market indicators are listed below:

	2018	% Change	2017	% Change	2016
Worldwide Rig Count (1)
U.S. (land and offshore)	1,032	18%	875	72%	510
International (2)	988	4%	948	(1)%	955
Commodity Prices (3)
Crude Oil (Brent) per bbl	$71.69	31%	$54.74	21%	$45.13
Crude Oil (West Texas Intermediate) per bbl	$64.90	28%	$50.85	17%	$43.47
Natural Gas (Henry Hub) per mcf	$3.07	2%	$3.02	18%	$2.55
(1) Estimate of drilling activity as measured by the average active rig count for the periods indicated - Source: Baker Hughes Rig Count.
(2) Excludes Canadian Rig Count.
(3) Average daily commodity prices for the periods indicated based on NYMEX front-month composite energy prices.
Recent Developments
Chapter 11 Cases
On December 12, 2018 (the “Petition Date”), Parker Drilling and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed a prearranged plan of reorganization (the “Plan”) and commenced voluntary Chapter 11 proceedings (the “Chapter 11 Cases”) under title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). Since the commencement of the Chapter 11 Cases, the Debtors have continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
Also on December 12, 2018, prior to the commencement of the Chapter 11 Cases, the Debtors entered into a restructuring support agreement (as amended, the “RSA”) with certain significant holders (together, collectively, the “Consenting Stakeholders”) of (i) 7.50% Senior Notes due 2020 (the “7.50% Note Holders”) issued pursuant to the indenture dated July 30, 2013 (the “7.50% Notes”), by and among Parker Drilling, the subsidiary guarantors party thereto and Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), (ii) 6.75% Senior Notes due 2022 (the “6.75% Note Holders”) issued pursuant to the indenture dated January 22, 2014 (the “6.75% Notes” and together with the 7.50% Notes, the “Senior Notes”), by and among Parker Drilling, the subsidiary guarantors party thereto and the Trustee, (iii) Parker Drilling’s existing common stock (the “Common Holders”) and (iv) Parker Drilling’s 7.25% Series A Mandatory Convertible Preferred Stock (the “Convertible Preferred Stock,” and such holders, the “Preferred Holders”) to support a restructuring (the “Restructuring”) on the terms set forth in the Plan.
On December 13, 2018, the Bankruptcy Court entered an order approving joint administration of the Chapter 11 Cases under the caption In re Parker Drilling Company, et al.
Pursuant to the terms of the RSA and the Plan, the Consenting Stakeholders and other holders of claims against or interests in the Debtors receive treatment under the Plan summarized as follows:

•	holders of claims arising from non-funded debt general unsecured obligations receive payment in full in cash as set forth in the Plan;

•
the 7.50% Note Holders receive their pro rata share of: (a) approximately 34.3 percent of the common stock (the “New Common Stock”) of Parker Drilling, as reorganized pursuant to and under the Plan (“Reorganized Parker”), subject to dilution; (b) approximately $92.6 million of a new second lien term loan of Reorganized Parker (the “New Second Lien Term Loan”); (c) the right to purchase approximately 24.3 percent of the New Common Stock to be issued pursuant to the terms of the Rights Offering (as defined in the RSA); and (d) cash sufficient to satisfy certain expenses owed to the Trustee (the “Trustee Expenses”), to the extent not otherwise paid by the Debtors;

•
the 6.75% Note Holders receive their pro rata share of: (a) approximately 62.9 percent of the New Common Stock, subject to dilution; (b) approximately $117.4 million of the New Second Lien Term Loan; (c) the right to purchase approximately 38.9 percent of the New Common Stock to be issued pursuant to the terms of the Rights Offering; and (d) cash sufficient to satisfy the Trustee Expenses, to the extent not otherwise paid by the Debtors;

•
the Preferred Holders receive their pro rata share of: (a) 1.1 percent of the New Common Stock, subject to dilution; (b) the right to purchase approximately 14.7 percent of the New Common Stock to be issued pursuant to the terms of the Rights Offering; and (c) 40.0 percent of the warrants to acquire an aggregate of 13.5 percent of the New Common Stock (the “New Warrants”); and

•
the Common Holders receive their Pro Rata share of: (a) 1.65 percent of the New Common Stock, subject to dilution; (b) the right to purchase approximately 22.1 percent of the New Common Stock to be issued pursuant to the terms of the Rights Offering; and (c) 60.0 percent of the New Warrants.

The RSA contains certain covenants on the part of each of the Debtors and the Consenting Stakeholders, including certain limitations on the parties’ ability to pursue alternative transactions, commitments by the Consenting Stakeholders to vote in favor of the Plan and commitments of the Debtors and the Consenting Stakeholders to negotiate in good faith to finalize the documents and agreements governing the Plan. The RSA also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including, without limitation, the failure to achieve certain milestones and certain breaches by the parties under the RSA.
Since the Petition Date, the Debtors have requested and received certain approvals and authorizations from the Bankruptcy Court. This relief, together with the proposed treatment under the Plan, provides that vendors and other unsecured creditors will be paid in full and in the ordinary course of business. All existing customer and vendor contracts are expected to remain in place and be serviced in the ordinary course of business.
On March 5, 2019, the Bankruptcy Court held a hearing to determine whether the Plan should be confirmed. On March 7, 2019, the Bankruptcy Court entered an order confirming the Plan. Although the Bankruptcy Court has confirmed the Plan, the Debtors have not yet consummated all of the transactions that are contemplated by the Plan. Rather, the Debtors intend to consummate these transactions in the near future, on or before the Plan’s effective date (the “Effective Date”). As set forth in the Plan, there are certain conditions precedent to the occurrence of the Effective Date, which must be satisfied or waived in accordance with the Plan in order for the Plan to become effective and the Debtors to emerge from the Chapter 11 Cases. The Debtors anticipate that each of these conditions will be either satisfied or waived by the end of March 2019, which is the target for the Debtors' emergence from the Chapter 11 Cases. On the Effective Date, the Debtors’ operations will, generally, no longer be governed by the Bankruptcy Court's oversight.
See Note 2 - Chapter 11 Cases in Item 8. Financial Statements and Supplementary Data and Item 1A. Risk Factors for additional information regarding our Chapter 11 proceedings.
Rights Plan
On July 12, 2018, the Board of Directors of the Company declared a dividend of one right (“Right”) for each outstanding share of common stock to common stockholders of record at the close of business on July 27, 2018, which was amended by the Board of Directors on August 23, 2018 (the “Rights Plan”). On August 23, 2018, our Board of Directors approved an amendment and restatement of the Rights Plan, dated as of July 12, 2018, between the Company and Equiniti Trust Company, as rights agent (as amended and restated, the “Section 382 Rights Plan”). The purpose of the Section 382 Rights Plan is to protect value by preserving the Company’s ability to use its net operating losses and foreign tax credits (“Tax Benefits”).
Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Fractional Share”) of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $52.50 per Fractional Share, subject to adjustment. Initially, the Rights are attached to all outstanding shares of common stock. The Rights will separate from the common stock and a “Distribution Date” will occur, with certain exceptions, upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 4.9 percent or more of the outstanding shares of common stock, or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person’s becoming an Acquiring Person. Each person or group of affiliated or associated persons that was a beneficial owner of 4.9 percent or more of the outstanding shares of common stock at the time of the adoption of the Section 382 Rights Plan was grandfathered in at its then-current ownership level, but the Rights will become exercisable if at any time after the adoption of the Section 382 Rights Plan, such person or group increases its ownership of common stock by one share or more. Any person or group of affiliated or associated persons who proposes to acquire 4.9 percent or more of the outstanding shares of common stock may apply to our Board of Directors in advance for an exemption. The Rights are not exercisable until the Distribution Date and will expire at the earliest of (i) the close of business on August 23, 2021, (ii) the redemption or exchange of the Rights by the Company, (iii) the date on which our Board of Directors determines that the Rights Plan is no longer necessary for the preservation of a material Tax Benefit, (iv) the beginning of a taxable year of the Company for which our Board of Directors determines that no Tax Benefits may be carried forward, (v) July 12, 2019, if the affirmative vote of the majority of the Company’s stockholders has not been obtained with respect to ratification of the Rights Plan, and (vi) the occurrence of a “qualifying offer” (as described in the Section 382 Rights Plan). If the rights become exercisable, each holder other than the Acquiring Person (and certain related parties) will be entitled to acquire shares of common stock at a 50.0 percent discount or the Company may exchange each right held by such holders for two shares of common stock.
Financial Results
Revenues increased $38.3 million, or 8.7 percent, to $480.8 million for the year ended December 31, 2018 as compared with revenues of $442.5 million for the year ended December 31, 2017. Operating gross margin increased $30.5 million to a loss of $4.8 million for the year ended December 31, 2018 as compared with a loss of $35.3 million for the year ended December 31, 2017.
Outlook
2018 was a year of constrained improvement, as the oil and gas markets wrestled with global supply and demand balance while maintaining strict capital spend discipline. After years of underinvestment and tepid activity in international markets, it appears that many countries are sanctioning new projects, though at a very gradual pace. U.S. markets grew throughout much of the first three quarters, driven mostly by unconventional wells and oil exports. Despite a sharp pullback in commodity prices in the fourth quarter, we continue to believe global market conditions are poised to improve over the medium and long term.
In our U.S. (Lower 48) Drilling segment, we anticipate utilization for our barge drilling rigs to improve slightly year-on-year, while O&M activity in this segment is set to increase as we move into the second quarter of 2019. For our International & Alaska Drilling segment, we anticipate higher activity in markets such as Alaska, Kazakhstan, and Russia will provide gradual segment improvement compared to that in 2018. The segment will likely have higher gross margin compared to 2018 as a result of activity improvement.
In our U.S. Rental Tools segment, we anticipate strong utilization of our rental equipment as demand for premium drill pipe continues, with operators seeking to capitalize on technology and improve drilling efficiencies. For our International Rental Tools segment, we expect higher activity levels largely driven by the additional well construction work.

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
We analyze financial results for each of our reportable segments. The reportable segments presented are consistent with our reportable segments discussed in our consolidated financial statements. See Note 16 - Reportable Segments in Item 8. Financial Statements and Supplementary Data for further discussion. We monitor our reporting segments based on several criteria, including operating gross margin and operating gross margin excluding depreciation and amortization. Operating gross margin excluding depreciation and amortization is computed as revenues less direct operating expenses, and excludes depreciation and amortization expense, where applicable. Operating gross margin percentages are computed as operating gross margin as a percent of revenues. The operating gross margin excluding depreciation and amortization amounts and percentages should not be used as a substitute for those amounts reported under accounting policies generally accepted in the United States (“U.S. GAAP”), but should be viewed in addition to the Company’s reported results prepared in accordance with U.S. GAAP. Management believes this information provides valuable insight into the information management considers important in managing the business.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017
Revenues increased $38.3 million, or 8.7 percent, to $480.8 million for the year ended December 31, 2018 as compared with revenues of $442.5 million for the year ended December 31, 2017. Operating gross margin increased $30.5 million to a loss of $4.8 million for the year ended December 31, 2018 as compared with a loss of $35.3 million for the year ended December 31, 2017.
The following is an analysis of our operating results for the comparable periods by reportable segment:

	Year Ended December 31,
Dollars in Thousands	2018		2017
Revenues:
U.S. (Lower 48) Drilling	$11,729	2%	$12,389	3%
International & Alaska Drilling	213,411	45%	247,254	56%
Total Drilling Services	225,140	47%	259,643	59%
U.S. Rental Tools	176,531	37%	121,937	27%
International Rental Tools	79,150	16%	60,940	14%
Total Rental Tools Services	255,681	53%	182,877	41%
Total revenues	$480,821	100%	$442,520	100%
Operating gross margin (loss) excluding depreciation and amortization: (1)
U.S. (Lower 48) Drilling	$(7,962)	(68)%	$(7,135)	(58)%
International & Alaska Drilling	14,136	7%	40,702	16%
Total Drilling Services	6,174	3%	33,567	13%
U.S. Rental Tools	92,679	53%	59,140	49%
International Rental Tools	3,864	5%	(5,674)	(9)%
Total Rental Tools Services	96,543	38%	53,466	29%
Total operating gross margin (loss) excluding depreciation and amortization	102,717	21%	87,033	20%
Depreciation and amortization	(107,545)		(122,373)
Total operating gross margin (loss)	(4,828)		(35,340)
General and administrative expense	(24,545)		(25,676)
Loss on impairment	(50,698)		—
Provision for reduction in carrying value of certain assets	—		(1,938)
Gain (loss) on disposition of assets, net	(1,724)		(2,851)
Pre-petition restructuring charges	(21,820)		—
Reorganization items	(9,789)		—
Total operating income (loss)	$(113,404)		$(65,805)

(1)	Percentage amounts are calculated by dividing the operating gross margin (loss) excluding depreciation and amortization with revenue for the respective segment and business lines.

Operating gross margin (loss) amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	U.S. (Lower 48) Drilling	International & Alaska Drilling	U.S. Rental Tools	International Rental Tools	Total
Year Ended December 31, 2018
Operating gross margin (loss) (1)	$(15,720)	$(21,936)	$44,512	$(11,684)	$(4,828)
Depreciation and amortization	7,758	36,072	48,167	15,548	107,545
Operating gross margin (loss) excluding depreciation and amortization	$(7,962)	$14,136	$92,679	$3,864	$102,717
Year Ended December 31, 2017
Operating gross margin (loss) (1)	$(20,656)	$(6,248)	$15,651	$(24,087)	$(35,340)
Depreciation and amortization	13,521	46,950	43,489	18,413	122,373
Operating gross margin (loss) excluding depreciation and amortization	$(7,135)	$40,702	$59,140	$(5,674)	$87,033

(1)	Operating gross margin (loss) is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
The following table presents our average utilization rates and rigs available for service for the years ended December 31, 2018 and 2017, respectively:

	December 31,
	2018	2017
U.S. (Lower 48) Drilling
Rigs available for service (1)	13	13
Utilization rate of rigs available for service (2)	10%	11%
International & Alaska Drilling
Eastern Hemisphere
Rigs available for service (1) (3)	10	13
Utilization rate of rigs available for service (2)	46%	38%
Latin America Region
Rigs available for service (1)	7	7
Utilization rate of rigs available for service (2)	21%	14%
Alaska
Rigs available for service (1)	2	2
Utilization rate of rigs available for service (2)	50%	97%
Total International & Alaska Drilling
Rigs available for service (1)	19	22
Utilization rate of rigs available for service (2)	37%	36%

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
Drilling Services Business
U.S. (Lower 48) Drilling
U.S. (Lower 48) Drilling segment revenues decreased $0.7 million, or 5.3 percent, to $11.7 million for the year ended December 31, 2018, as compared with revenues of $12.4 million for the year ended December 31, 2017. The decrease was primarily due to a decrease in utilization to 10.0 percent for the year ended December 31, 2018 from 11.0 percent for the year ended December 31, 2017.
U.S. (Lower 48) Drilling segment operating gross margin excluding depreciation and amortization decreased $0.8 million, or 11.6 percent, to a loss of $8.0 million for the year ended December 31, 2018, compared with a loss of $7.1 million for the year ended December 31, 2017. This decrease was primarily due to the decrease in revenues discussed above.
International & Alaska Drilling
International & Alaska Drilling segment revenues decreased $33.8 million, or 13.7 percent, to $213.4 million for the year ended December 31, 2018, compared with $247.3 million for the year ended December 31, 2017.
The change in revenues was primarily due to the following:

•
a decrease of $23.6 million driven by a decline in average revenue per day primarily resulting from certain Company-owned rigs being in standby mode during 2018 compared with operating mode during 2017;

•
a decrease of $10.9 million, excluding revenue from reimbursable costs (“reimbursable revenues”), resulting from decreased utilization for certain Company-owned rigs in Alaska and Kazakhstan, partially offset by increased utilization in the Kurdistan region of Iraq;

•	a decrease of $3.3 million in reimbursable revenues, which decreased revenues but had a minimal impact on operating margins; and

•	an increase of $2.9 million of O&M activities, excluding reimbursable revenues.
International & Alaska Drilling segment operating gross margin excluding depreciation and amortization decreased $26.6 million, or 65.3 percent, to $14.1 million for the year ended December 31, 2018, compared with $40.7 million for the year ended December 31, 2017. The decrease in operating gross margin excluding depreciation and amortization was primarily due to decrease in revenues discussed above.
Rental Tools Services Business
U.S. Rental Tools
U.S. Rental Tools segment revenues increased $54.6 million, or 44.8 percent, to $176.5 million for the year ended December 31, 2018 compared with $121.9 million for the year ended December 31, 2017. The increase was primarily driven by an increase in U.S. land rentals due to higher levels of customer activity.
U.S. Rental Tools segment operating gross margin excluding depreciation and amortization increased $33.5 million, or 56.7 percent, to $92.7 million for the year ended December 31, 2018 compared with $59.1 million for the year ended December 31, 2017. The increase was primarily due to the increase in revenues discussed above.
International Rental Tools
International Rental Tools segment revenues increased $18.2 million, or 29.9 percent, to $79.2 million for the year ended December 31, 2018 compared with $60.9 million for the year ended December 31, 2017. The increase primarily attributable to increased onshore rental activity in the Middle East.
International Rental Tools segment operating gross margin excluding depreciation and amortization increased $9.5 million, or 168.1 percent, to a gain of $3.9 million for the year ended December 31, 2018 compared with loss of $5.7 million for the year ended December 31, 2017. The increase was primarily due to the increase in revenues discussed above.

Other Financial Data
General and administrative expense
General and administrative expense decreased $1.1 million to $24.5 million for the year ended December 31, 2018, compared with $25.7 million for the year ended December 31, 2017 primarily due to reductions in professional fees.
Loss on impairment
Loss on impairment was $50.7 million for the year ended December 31, 2018. During third quarter 2018 we had a loss on impairment of $44.0 million which consisted of $34.2 million for Gulf of Mexico inland barge asset group and $9.8 million for International barge asset group. We performed our 2018 annual goodwill impairment review during the fourth quarter, as of October 1, and determined that the carrying value of the reporting unit exceeded its fair value and, therefore, the entire goodwill balance of $6.7 million for U.S. Rental Tools segment was impaired and written off. There was no loss on impairment for the year ended December 31, 2017.
Provision for reduction in carrying value of certain assets
There was no provision for reduction in carrying value of certain assets recorded during the year ended December 31, 2018. During the year ended December 31, 2017, we recorded $1.9 million of provision for reduction in carrying value of assets. This provision was related to certain assets in the International & Alaska Drilling segment that were deemed to be functionally obsolete.
Gain (loss) on disposition of assets, net
Net losses recorded on asset dispositions were $1.7 million and $2.9 million for the years ended December 31, 2018 and December 31, 2017, respectively. The net loss for 2018 was primarily related to equipment that was deemed obsolete in the International & Alaska Drilling segment and U.S. Rental Tools segment. The net loss for 2017 was primarily related to the sale of one rig located in Papua New Guinea. We periodically sell equipment deemed excess, obsolete, or not currently required for operations.
Pre-petition restructuring charges
Pre-petition charges were $21.8 million for the year ended December 31, 2018. The pre-petition restructuring charges primarily consisted of professional fees related to the Chapter 11 Cases. There were no pre-petition charges for the year ended December 31, 2017.
Reorganization items
Reorganization items were $9.8 million for the year ended December 31, 2018. The reorganization items primarily consisted of debt finance costs related to Senior Notes, professional fees, debt finance costs related to the 2015 Secured Credit Agreement and debtor-in-possession financing costs in the amount of $5.4 million, $2.3 million, $1.2 million and $1.0 million respectively, related to the Chapter 11 Cases. There were no reorganization items for the year ended December 31, 2017.
Interest expense and income
Interest expense decreased $1.7 million to $42.6 million for the year ended December 31, 2018 compared with $44.2 million for the year ended December 31, 2017. The decrease in interest expense is because the Company discontinued accruing interest upon the commencement of the Chapter 11 Cases.
Other
    Other income and expense was $2.0 million of expense and $0.1 million of income for the years ended December 31, 2018 and December 31, 2017, respectively. Other income for both periods included the impact of foreign currency fluctuations.
Income tax expense (benefit)
Income tax expense was $7.8 million on a pre-tax loss of $157.9 million for the year ended December 31, 2018, compared with $9.0 million on pre-tax loss of $109.7 million for the year ended December 31, 2017. Our effective tax rate was negative 4.9 percent for the year ended December 31, 2018, compared with negative 8.2 percent for the year ended December 31, 2017. Income tax expense and our annual effective tax rate are primarily affected by the statutory tax rates applied in the jurisdictions where the income or losses are earned, and our ability to receive tax benefits for losses incurred. It is also affected by discrete items, such as return-to-accrual adjustments and changes in valuation allowances, and changes in reserves for uncertain tax positions, which may occur in any given year but are not consistent from year to year.

Income tax expense for the year ended December 31, 2018 includes a net tax expense related to the change in valuation allowance of $28.4 million. We established the valuation allowance based on the weight of available evidence, both positive and negative, including results of recent and current operations and our estimates of future taxable income or loss by jurisdiction in which we operate. In order to determine the amount of deferred tax assets or liabilities, as well as the valuation allowances, we must make estimates and assumptions regarding future taxable income, where rigs will be deployed and other business considerations. Changes in these estimates and assumptions, including changes in tax laws and other changes impacting our ability to recognize the underlying deferred tax assets, could require us to adjust the valuation allowances.
We are a U.S. based company that operates internationally through various branches and subsidiaries. Accordingly, our worldwide income tax provision includes the impact of income tax rates and foreign tax laws in the jurisdictions in which our operations are conducted and income is earned. We reported tax benefits for foreign statutory rates different from our U.S. statutory rate of $0.1 million and $2.0 million and tax expense of $7.3 million and $13.1 million for the impact of foreign tax laws in effect for the years ended December 31, 2018 and December 31, 2017, respectively. Differences between the U.S. and foreign tax rates and laws have a significant impact in Canada, Iraq, Kazakhstan, Mexico, Russia, United Arab Emirates and the United Kingdom.
On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included significant changes to U.S. corporate income tax laws, the most notable of which was a reduction in the U.S. corporate income tax rate from 35.0 percent to 21.0 percent, effective for tax years beginning January 1, 2018, and a one-time mandatory tax on previously deferred earnings of certain foreign subsidiaries associated with the transition from a worldwide to a modified territorial tax regime. As a result of the Company’s net deferred tax position, inclusive of valuation allowances, the provisions of the Tax Act did not materially impact the Company’s cash tax position or effective tax rate in 2018.

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
The following is an analysis of our operating results for the comparable periods by reportable segment:

	Year Ended December 31,
Dollars in Thousands	2017		2016
Revenues:
U.S. (Lower 48) Drilling	$12,389	3%	$5,429	1%
International & Alaska Drilling	247,254	56%	287,332	67%
Total Drilling Services	259,643	59%	292,761	68%
U.S. Rental Tools	121,937	27%	71,613	17%
International Rental Tools	60,940	14%	62,630	15%
Total Rental Tools Services	182,877	41%	134,243	32%
Total revenues	$442,520	100%	$427,004	100%
Operating gross margin (loss) excluding depreciation and amortization: (1)
U.S. (Lower 48) Drilling	$(7,135)	(58)%	$(14,304)	(263)%
International & Alaska Drilling	40,702	16%	64,508	22%
Total Drilling Services	33,567	13%	50,204	17%
U.S. Rental Tools	59,140	49%	21,397	30%
International Rental Tools	(5,674)	(9)%	(7,118)	(11)%
Total Rental Tools Services	53,466	29%	14,279	11%
Total operating gross margin (loss) excluding depreciation and amortization	87,033	20%	64,483	15%
Depreciation and amortization	(122,373)		(139,795)
Total operating gross margin (loss)	(35,340)		(75,312)
General and administrative expense	(25,676)		(34,332)
Provision for reduction in carrying value of certain assets	(1,938)		—
Gain (loss) on disposition of assets, net	(2,851)		(1,613)
Total operating income (loss)	$(65,805)		$(111,257)

(1)	Percentage amounts are calculated by dividing the operating gross margin (loss) excluding depreciation and amortization with revenue for the respective segment and business lines.

Operating gross margin (loss) amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	U.S. (Lower 48) Drilling	International & Alaska Drilling	U.S. Rental Tools	International Rental Tools	Total
Year Ended December 31, 2017
Operating gross margin (loss) (1)	$(20,656)	$(6,248)	$15,651	$(24,087)	$(35,340)
Depreciation and amortization	13,521	46,950	43,489	18,413	122,373
Operating gross margin (loss) excluding depreciation and amortization	$(7,135)	$40,702	$59,140	$(5,674)	$87,033
Year Ended December 31, 2016
Operating gross margin (loss) (1)	$(34,353)	$9,272	$(22,372)	$(27,859)	$(75,312)
Depreciation and amortization	20,049	55,236	43,769	20,741	139,795
Operating gross margin (loss) excluding depreciation and amortization	$(14,304)	$64,508	$21,397	$(7,118)	$64,483

(1)	Operating gross margin (loss) is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
The following table presents our average utilization rates and rigs available for service for the years ended December 31, 2017 and 2016, respectively:

	December 31,
	2017	2016
U.S. (Lower 48) Drilling
Rigs available for service (1)	13	13
Utilization rate of rigs available for service (2)	11%	5%
International & Alaska Drilling
Eastern Hemisphere
Rigs available for service (1)	13	13
Utilization rate of rigs available for service (2)	38%	40%
Latin America Region
Rigs available for service (1)	7	7
Utilization rate of rigs available for service (2)	14%	23%
Alaska
Rigs available for service (1)	2	2
Utilization rate of rigs available for service (2)	97%	100%
Total International & Alaska Drilling
Rigs available for service (1)	22	22
Utilization rate of rigs available for service (2)	36%	40%

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

Drilling Services Business
U.S. (Lower 48) Drilling
U.S. (Lower 48) Drilling segment revenues increased $7.0 million, or 128.2 percent, to $12.4 million for the year ended December 31, 2017, as compared with revenues of $5.4 million for the year ended December 31, 2016. The increase was primarily due to an increase in utilization to 11.0 percent for the year ended December 31, 2017 from 5.0 percent for the year ended December 31, 2016 as well as a moderate increase in revenues per day for certain barge rigs.
U.S. (Lower 48) Drilling segment operating gross margin excluding depreciation and amortization increased $7.2 million, or 50.1 percent, to a loss of $7.1 million for the year ended December 31, 2017, compared with a loss of $14.3 million for the year ended December 31, 2016. This increase was primarily due to the increase in utilization discussed above and reduced costs resulting from organizational efficiency initiatives.
International & Alaska Drilling
International & Alaska Drilling segment revenues decreased $40.0 million, or 13.9 percent, to $247.3 million for the year ended December 31, 2017, compared with $287.3 million for the year ended December 31, 2016.
The decrease in revenues was primarily due to the following:

•	a decrease of $21.9 million related to our project services activities;

•	a decrease in reimbursable revenues of $11.7 million, which decreased revenues but had a minimal impact on operating margins;

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
U.S. Rental Tools segment operating gross margin excluding depreciation and amortization increased $37.7 million, or 176.4 percent, to $59.1 million for the year ended December 31, 2017 compared with $21.4 million for the year ended December 31, 2016. The increase was primarily due to the increase in revenues discussed above.
International Rental Tools
International Rental Tools segment revenues decreased $1.7 million, or 2.7 percent, to $60.9 million for the year ended December 31, 2017 compared with $62.6 million for the year ended December 31, 2016. The decrease was primarily attributable to a decline in offshore rental revenues somewhat offset by international land rental revenues.
International Rental Tools segment operating gross margin excluding depreciation and amortization increased $1.4 million, or 20.3 percent, to a loss of $5.7 million for the year ended December 31, 2017 compared with loss of $7.1 million for the year ended December 31, 2016. The increase was due to lower operating costs resulting from organizational efficiency initiatives.

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
Gain (loss) on disposition of assets, net
Net losses recorded on asset dispositions were $2.9 million and $1.6 million for the years ended December 31, 2017 and December 31, 2016, respectively. The net loss for 2017 was primarily related to the sale of one rig located in Papua New Guinea. Activity in both periods included equipment retirements. We periodically sell equipment deemed excess, obsolete, or not currently required for operations.
Interest expense and income
Interest expense decreased $1.6 million to $44.2 million for the year ended December 31, 2017 compared with $45.8 million for the year ended December 31, 2016. The decrease in interest expense was primarily related to a write off of $1.1 million of debt issuance costs during the second quarter of 2016 in conjunction with the execution of an amendment to the revolving credit facility. Interest income during each of the years ended December 31, 2017 and 2016 was nominal.
Other
    Other income and expense was $0.1 million of income and $0.4 million of income for the years ended December 31, 2017 and December 31, 2016, respectively. Other income for both periods included the impact of foreign currency fluctuations.
Income tax expense (benefit)
On December 22, 2017, the United States enacted the Tax Act. The Tax Act includes significant changes to U.S. corporate income tax laws, the most notable of which is a reduction in the U.S. corporate income tax rate from 35.0 percent to 21.0 percent, effective for tax years beginning January 1, 2018, and a one-time mandatory tax on previously deferred earnings of certain foreign subsidiaries associated with the transition from a worldwide to a modified territorial tax regime. The impact of the Tax Act for the year ended December 31, 2017 is discussed in more detail in Note 8 - Income Taxes of the consolidated financial statements. As a result of the Company’s net deferred tax position, inclusive of valuation allowances, the provisions of the Tax Act are not expected to materially impact the Company’s cash tax position or effective tax rate in 2018. We are continuing our analysis of the effects the Tax Act will have on the Company in future periods.
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
Certain tax payments to foreign jurisdictions are available as credits to reduce tax expense in the U.S. and other foreign jurisdictions. We reported no tax benefits for foreign tax credits for the year ended December 31, 2017 and December 31, 2016. See Note 8 - Income Taxes in Item 8. Financial Statements and Supplementary Data for further discussion.

Liquidity and Capital Resources
The Company’s commencement of the Chapter 11 Cases constituted a default under certain of its debt instruments that accelerated the Company’s obligations under its Senior Notes. Under the Bankruptcy Code, holders of the Senior Notes are stayed from taking any action against the Company as a result of this event of default. However, all of the Company’s outstanding obligations under its 2015 Secured Credit Agreement were paid prior to the filing of the Chapter 11 Cases and the 2015 Secured Credit Agreement was terminated substantially concurrently with the filing.
The Chapter 11 Cases and weak industry conditions have deteriorated our operational results and cash flows and may continue to do so in the future. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles accepted in the United States of America which contemplate the continuation of the Company as a going concern.
In order to decrease the Company’s level of indebtedness and maintain the Company’s liquidity at levels sufficient to meet its commitments, the Company has undertaken a number of actions, including minimizing capital expenditures and further reducing its recurring operating expenses. The Company believes that even after taking these actions, it did not have sufficient liquidity to satisfy its debt service obligations, meet other financial obligations, comply with its debt covenants, and execute its business plan. As a result, the Debtors filed petitions for reorganization under Chapter 11 of the Bankruptcy Code.
See Note 2 - Chapter 11 Cases in Item 8. Financial Statements and Supplementary Data and Item 1A. Risk Factors for additional information regarding our Chapter 11 proceedings.
Liquidity
Debtor-in-Possession Financing
In connection with the Chapter 11 Cases, Bank of America, N.A. (“Bank of America”) and Deutsche Bank AG New York Branch (“DB”) agreed to provide the Debtors with a superpriority and priming asset-based debtor-in-possession credit facility (the “DIP Facility”) on the terms set forth in the Debtor-In-Possession Financing Term Sheet attached to the RSA (the “DIP Term Sheet”). On December 14, 2018, the Debtors, Bank of America and DB entered into a Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), which provides for, among other things, the DIP Facility. The DIP Facility is comprised of an asset-based revolving loan facility in an aggregate principal amount of $50.0 million, subject to availability under the borrowing base thereunder, $20.0 million of which DIP Facility is available for the issuance of standby letters of credit. The borrowing base is equal to:

(1)	85.0 percent of the aggregate net amount of eligible domestic accounts receivable, plus

(2)	the lowest of:

(a)	90.0 percent of net book value of eligible rental equipment

(b)	60.0 percent of net equipment orderly liquidation value of eligible rental equipment; or

(c)	$37.5 million minus certain reserves, calculated as set forth in the DIP Credit Agreement.
The borrowing base under the DIP Facility was calculated to be $50.0 million at the time of effectiveness of the DIP Facility, which was reduced by $10.0 million of outstanding loans under the DIP Facility as of December 31, 2018 and accrued interest on the debtor-in-possession financing, resulting in availability under the DIP Facility of $40.0 million.
In connection with the Chapter 11 Cases, (i) Bank of America and DB agreed to provide, on a committed basis, the Company with an exit financing asset-based revolving loan facility on the terms set forth in the Senior Secured Asset-Based Revolving Facility Summary of Terms and Conditions attached to the RSA (the “First Lien Exit Term Sheet”) and (ii) certain Consenting Stakeholders and/or their affiliates have agreed to provide, on a committed basis, the Company with a new second lien term loan facility on the terms set forth in the New Second Lien Loan Term Sheet attached to the RSA (the “Second Lien Exit Term Sheet”). The First Lien Exit Term Sheet provides for, among other things, an asset-based revolving credit facility in an aggregate principal amount of $50.0 million, which amount may be increased to an aggregate principal amount of $100.0 million in the event additional commitments are received from other lenders (the “First Lien Exit Facility”). A portion of the First Lien Exit Facility in the amount of $30.0 million (the “L/C Facility”) will be available for the issuance of standby and commercial letters of credit. Letters of credit outstanding under the DIP Facility may be rolled over and deemed outstanding under the L/C Facility. The Second Lien Exit Term Sheet provides for, among other things, a second lien term loan facility in an aggregate principal amount of $210.0 million (the “Second Lien Exit Facility”).

The foregoing descriptions of the First Lien Exit Term Sheet and the Second Lien Exit Term Sheet do not purport to be complete and are qualified in their entirety by reference to the First Lien Exit Term Sheet or the Second Lien Exit Term Sheet, as applicable. The effectiveness of the First Lien Exit Facility and the Second Lien Exit Facility is subject to customary closing conditions. The foregoing descriptions of the First Lien Exit Facility and the Second Lien Exit Facility do not purport to be complete and are qualified in their entirety by reference to the final, executed documents memorializing the First Lien Exit Facility and the Second Lien Exit Facility, as applicable, in each case as approved by the Bankruptcy Court.
The following table provides a summary of our total liquidity:

Dollars in thousands	December 31, 2018
Cash and cash equivalents (1)	$48,602
Restricted cash	10,389
Availability under debtor-in-possession financing	39,968
Total liquidity	$98,959

(1)	As of December 31, 2018, approximately $32.9 million of the $48.6 million of cash and equivalents was held by our foreign subsidiaries.
The earnings of foreign subsidiaries as of December 31, 2018 were reinvested to fund our international operations. If in the future we decide to repatriate earnings, the Company may be required to pay taxes on those amounts, which could reduce the liquidity of the Company at that time.
We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements or guarantees of third-party financial obligations. As of December 31, 2018, we have no energy, commodity, or foreign currency derivative contracts.
Cash Flow Activity
As of December 31, 2018, we had cash, cash equivalents and restricted cash of $59.0 million, a decrease of $82.6 million from cash, cash equivalents and restricted cash equivalents of $141.5 million as of December 31, 2017. The following table provides a summary of our cash flow activity for the last three years:

Dollars in thousands	2018	2017	2016
Operating Activities	$(17,050)	$6,733	$22,441
Investing Activities	(69,214)	(54,130)	(26,513)
Financing Activities	3,706	69,255	(10,531)
Net change in cash, cash equivalents and restricted cash	$(82,558)	$21,858	$(14,603)
Operating Activities
Cash flows used in operating activities were $17.1 million for the year ended December 31, 2018 while cash flows provided by operating activities were $6.7 million, and $22.4 million for the years ended December 31, 2017 and 2016, respectively. Cash flows from operating activities in each period were largely impacted by our operating results and changes in working capital. Changes in working capital were a use of cash of $23.6 million for the year ended December 31, 2018, a use of cash of $5.8 million for the year ended December 31, 2017, and a source of cash of $38.8 million for the year ended December 31, 2016.
It is our long-term intention to utilize our operating cash flows to fund maintenance and growth of our rental tool assets and drilling rigs. Given the decline in demand in the current oil and natural gas services market over the past few years, our short-term focus is to preserve liquidity by managing our costs and capital expenditures. While the overall market for oilfield services remains challenging, we are beginning to see a market recovery that is expected to increase our earnings, working capital and capital spending as we pursue attractive investment opportunities.
Investing Activities
Cash flows used in investing activities were $69.2 million for the year ended December 31, 2018, compared with $54.1 million and $26.5 million for the years ended December 31, 2017 and 2016, respectively. Cash flows used in investing activities in 2018, 2017 and 2016 included capital expenditures of $70.6 million, $54.5 million and $29.0 million respectively, which were primarily used for tubular and other products for our Rental Tools Services business and rig-related maintenance.

Capital expenditures for 2019 are estimated to be approximately $90.0 million and will primarily be directed to our Rental Tools Services business inventory and maintenance capital for our Drilling Services business. Future capital spending will be evaluated based upon adequate return requirements and available liquidity.
Financing Activities
Cash flows from financing activities were a source of $3.7 million for the year ended December 31, 2018 primarily related to amounts borrowed against the DIP Facility of $10.0 million and payments of $3.6 million, $1.4 million and $1.0 million for dividends on our Convertible Preferred Stock, debt issuance cost related to the Fifth Amendment to the 2015 Secured Credit Agreement and debtors-in-possession financing costs respectively.
Cash flows from financing activities were a source of $69.3 million for the years ended December 31, 2017 primarily related to the issuances of common stock and Convertible Preferred Stock, which yielded combined proceeds of $72.3 million, net of underwriting discount and offering expenses. Additionally, during the year ended December 31, 2017, the Company paid dividends of $2.1 million on our Convertible Preferred Stock. Cash flows from financing activities were a use of $10.5 million for the years ended December 31, 2016 primarily due to payment of $6.0 million of the contingent consideration related to the April 2015 acquisition of a business, and $3.4 million in connection with the final payment of the purchase price for the remaining noncontrolling interest of ITS Arabia Limited.
Debt Summary
Our principal amount of debt was $585.0 million as of December 31, 2018, which consisted of:

•	$360.0 million aggregate principal amount of 6.75% Notes; and

•	$225.0 million aggregate principal amount of 7.50% Notes.
6.75% Senior Notes, due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of 6.75% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “6.75% Notes Indenture”). The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guaranteed indebtedness under the 2015 Secured Credit Agreement and our 7.50% Notes. Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes were approximately $7.6 million. Unamortized debt issuance costs were $3.8 million prior to the commencement of the Chapter 11 Cases. After the commencement of the Chapter 11 Cases, the carrying amount of debt was adjusted to the claim amount and all unamortized debt issuance costs prior to the commencement of the Chapter 11 Cases were fully expensed.
We may redeem all or a part of the 6.75% Notes upon appropriate notice, at redemption prices decreasing each year after January 15, 2018 to par beginning January 15, 2020. As of December 31, 2018, the redemption price is 103.4 percent and we have not made any redemptions to date. If we experience certain changes in control, we must offer to repurchase the 6.75% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
The 6.75% Notes Indenture limits our ability and the ability of certain subsidiaries to: (i) sell assets, (ii) pay dividends or make other distributions on capital stock or redeem or repurchase capital stock or subordinated indebtedness, (iii) make investments, (iv) incur or guarantee additional indebtedness, (v) create or incur liens, (vi) enter into sale and leaseback transactions, (vii) incur dividend or other payment restrictions affecting subsidiaries, (viii) merge or consolidate with other entities, (ix) enter into transactions with affiliates, and (x) engage in certain business activities. Additionally, the 6.75% Notes Indenture contains certain restrictive covenants designating certain events as events of default. These covenants are subject to a number of important exceptions and qualifications.
7.50% Senior Notes, due August 2020
On July 30, 2013, we issued $225.0 million aggregate principal amount of the 7.50% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “7.50% Notes Indenture”). The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guaranteed indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes were approximately $5.6 million. Unamortized debt issuance costs were $1.6 million prior to the commencement of the Chapter 11 Cases. After the commencement of the Chapter 11 Cases, the carrying amount of debt was adjusted to the claim amount and all unamortized debt issuance costs prior to the commencement of the Chapter 11 Cases were fully expensed.
Beginning August 1, 2018, we may redeem all or a part of the 7.50% Notes upon appropriate notice at par. We have not made any redemptions to date. If we experience certain changes in control, we must offer to repurchase the 7.50% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
The 7.50% Notes Indenture limits our ability and the ability of certain subsidiaries to: (i) sell assets, (ii) pay dividends or make other distributions on capital stock or redeem or repurchase capital stock or subordinated indebtedness, (iii) make investments, (iv) incur or guarantee additional indebtedness, (v) create or incur liens, (vi) enter into sale and leaseback transactions, (vii) incur dividend or other payment restrictions affecting subsidiaries, (viii) merge or consolidate with other entities, (ix) enter into transactions with affiliates, and (x) engage in certain business activities. Additionally, the 7.50% Notes Indenture contains certain restrictive covenants designating certain events as events of default. These covenants are subject to a number of important exceptions and qualifications.
The commencement of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under the indenture governing the 6.75% Notes and the 7.50% Notes. However, any efforts to enforce such payment obligations are automatically stayed under the provisions of the Bankruptcy Code.
2015 Secured Credit Agreement
On January 26, 2015 we entered into the 2015 Secured Credit Agreement. The 2015 Secured Credit Agreement was originally comprised of a $200 million revolving credit facility (the “Revolver”). The 2015 Secured Credit Agreement formerly included financial maintenance covenants, including a leverage ratio, consolidated interest coverage ratio, senior secured leverage ratio, and asset coverage ratio, many of which were suspended beginning in September 2015. We executed various amendments prior to February 14, 2018, which reduced the size of the Revolver from $200.0 million to $100.0 million.
On February 14, 2018, we executed the Fifth Amendment to the 2015 Secured Credit Agreement (the “Fifth Amendment”) which modified the credit facility to an asset-based lending structure and reduced the size of the Revolver from $100 million to $80 million. The Fifth Amendment eliminated the financial maintenance covenants previously in effect and replaced them with a liquidity covenant of $30 million and a monthly borrowing base calculation based on eligible rental equipment and eligible domestic accounts receivable. The liquidity covenant required the Company to maintain a minimum of $30 million of liquidity (defined as availability under the borrowing base and cash on hand), of which $15 million was restricted, resulting in a maximum availability at any one time of the lesser of (a) an amount equal to our borrowing base minus $15 million, or (b) $65 million. Our ability to borrow under the 2015 Secured Credit Agreement was determined by reference to our borrowing base. The Fifth Amendment also allowed for refinancing our existing Senior Notes with either secured or unsecured debt, added the ability for the Company to designate certain of its subsidiaries as “Designated Borrowers” and removed our ability to make certain restricted payments.
On July 12, 2018, we executed the Sixth Amendment to the 2015 Secured Credit Agreement (the “Sixth Amendment”) which permitted the Company to make Restricted Payments (as defined in the 2015 Secured Credit Agreement) in the form of certain Equity Interests (as defined in the 2015 Secured Credit Agreement).
On October 25, 2018, we entered into a Consent Agreement and a Cash Collateral Agreement, whereby we could open bank accounts not subject to the 2015 Secured Credit Agreement for the purpose of depositing cash to secure certain Letters of Credit. On October 30, 2018, we deposited $10.0 million into a cash collateral account to support the letters of credit outstanding, which is included in the restricted cash balance on the consolidated balance sheet.
Our obligations under the 2015 Secured Credit Agreement were guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and were secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, certain U.S.-based rental equipment of the Company and its subsidiary guarantors and the equity interests of certain of the Company’s subsidiaries. In addition to the liquidity covenant and borrowing base requirements, the 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness and liens, and restrictions on entry into certain affiliate transactions and payments (including certain payments of dividends).
Our Revolver was available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrued at either:

•	Base Rate plus an Applicable Rate or

•	LIBOR plus an Applicable Rate.
All of the Company’s obligations under the 2015 Secured Credit Agreement were paid prior to the commencement of the Chapter 11 Cases, and the 2015 Secured Credit Agreement, including the Revolver thereunder, was terminated concurrently with the commencement of the Chapter 11 Cases. Unamortized debt issuance costs of $1.2 million were fully expensed upon termination of the 2015 Secured Credit Agreement.
Summary of Contractual Cash Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2018:

Dollars in thousands	Total	2019	2020	2021	2022	2023	Beyond 2023
Contractual cash obligations:
Debt — principal	$585,000	$585,000	$—	$—	$—	$—	$—
Operating leases (1)	26,946	10,722	7,887	4,193	1,968	1,540	636
Purchase commitments (2)	36,687	36,687	—	—	—	—	—
Debtor in possession financing	10,000	10,000	—	—	—	—	—
Total contractual obligations	$658,633	$642,409	$7,887	$4,193	$1,968	$1,540	$636

Commercial commitments:
Standby letters of credit	$9,188	$8,482	$543	$163	$—	$—	$—
Total commercial commitments	$9,188	$8,482	$543	$163	$—	$—	$—

(1)	Operating leases consist of lease agreements in excess of one year for office space, equipment, vehicles and personal property.

(2)	We had purchase commitments outstanding as of December 31, 2018 related to rental tools and rig related expenditures.

Other Matters
Business Risks
See Item 1A. Risk Factors, for a discussion of risks related to our business.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to fair value of assets, bad debt, materials and supplies obsolescence, property and equipment, goodwill, income taxes, workers’ compensation and health insurance and contingent liabilities for which settlement is deemed to be probable. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While we believe that such estimates are reasonable, actual results could differ from these estimates.
We believe the following are our most critical accounting policies as they can be complex and require significant judgments, assumptions and/or estimates in the preparation of our consolidated financial statements. Other significant accounting policies are summarized in Note 1 - Summary of Significant Accounting Policies of the consolidated financial statements.
Fair Value Measurements
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
Impairment of Property, Plant and Equipment
We evaluate the carrying amounts of long-lived assets for potential impairment when events occur or circumstances change that indicate the carrying values of such assets may not be recoverable. For example, evaluations are performed when we experience sustained significant declines in utilization and dayrates, and we do not contemplate recovery in the near future. In addition, we evaluate our assets when we reclassify property and equipment to assets held for sale or as discontinued operations as prescribed by accounting guidance related to accounting for the impairment or disposal of long-lived assets. We determine recoverability by evaluating the undiscounted estimated future net cash flows. When impairment is indicated, we measure the impairment as the amount by which the assets carrying value exceeds its fair value. Management considers a number of factors such as estimated future cash flows, appraisals and current market value analysis in determining fair value. Assets are written down to fair value if the concluded current fair value is below the net carrying value.
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
Goodwill
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

Intangible Assets
Our intangible assets are related to trade names and developed technology, which were acquired through acquisition and are generally amortized over a weighted average period of approximately three to six years. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.
Accrual for Self-Insurance
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
Accounting for Income Taxes
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
Revenue Recognition
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
Legal and Investigative Matters
As of December 31, 2018, we have accrued an estimate of the probable and estimable costs for the resolution of certain legal and investigation matters. We have not accrued any amounts for other matters for which the liability is not probable and reasonably estimable. Generally, the estimate of probable costs related to these matters is developed in consultation with our legal advisors. The estimates take into consideration factors such as the complexity of the issues, litigation risks and settlement costs. If the actual settlement costs, final judgments, or fines, after appeals, differ from our estimates, our future financial results may be adversely affected.
Recent Accounting Pronouncements
For a discussion of the new accounting pronouncements that have had or are expected to have an effect on our consolidated financial statements, see Note 17 - Selected Quarterly Financial Data (Unaudited) in Item 8. Financial Statements and Supplementary Data.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
Our international operations expose us to foreign currency exchange rate risk. There are a variety of techniques to minimize the exposure to foreign currency exchange rate risk, including customer contract payment terms and the possible use of foreign currency exchange rate risk derivative instruments. Our primary foreign currency exchange rate risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign currency exchange rate risk needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies typically have not had a material impact on our overall results. In situations where payments of local currency do not equal local currency requirements, foreign currency exchange rate risk derivative instruments, specifically spot purchases, may be used to mitigate foreign exchange rate currency risk. We do not enter into derivative transactions for speculative purposes. As of December 31, 2018, we had no open foreign currency exchange rate risk derivative contracts.
Interest Rate Risk
We are exposed to changes in interest rates through our fixed rate debt. Typically, the fair market value of fixed rate debt will increase as prevailing interest rates decrease and will decrease as prevailing interest rates increase. The fair value of our debt is estimated based on quoted market prices where applicable, or based on the present value of expected cash flows relating to the debt discounted at rates currently available to us for long-term borrowings with similar terms and maturities. The estimated fair value of our $360.0 million principal amount of 6.75% Notes, based on quoted market prices, was $180.0 million as of December 31, 2018. The estimated fair value of our $225.0 million principal amount of 7.50% Notes, based on quoted market prices, was $117.0 million as of December 31, 2018. A hypothetical 100 basis point increase in interest rates relative to market interest rates as of December 31, 2018 would decrease the fair market value of our 6.75% Notes by approximately $12.4 million and decrease the fair market value of our 7.50% Notes by approximately $7.6 million.
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
We have experienced lower pricing and utilization of tools, services and rigs in the U.S. and certain international markets. Although the severity and duration of the current industry downturn is contingent upon many factors beyond our control, we have taken several steps in an effort to generate free cash flow during this period, including lowering our cost base through headcount reductions and lower idle rig costs, and reducing our capital expenditures. Drilling activity is highly dependent on oil and natural gas prices. Many E&P companies are expected to increase their worldwide spending plans for 2019.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Parker Drilling Company:

Opinion on Internal Control Over Financial Reporting
We have audited Parker Drilling Company and subsidiaries (Debtor in Possession) (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement Schedules II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated March 11, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
March 11, 2019

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Parker Drilling Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Parker Drilling Company and subsidiaries (Debtor In Possession) (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and the financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, and is facing risk and uncertainties surrounding its Chapter 11 proceedings that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Houston, Texas
March 11, 2019

PARKER DRILLING COMPANY AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$48,602	$141,549
Restricted cash	10,389	—
Accounts and Notes Receivable, net of allowance for bad debts of $7,767 at December 31, 2018 and $7,564 at December 31, 2017	136,437	122,511
Rig materials and supplies	36,245	31,415
Deferred costs	4,353	3,145
Other tax assets	2,949	4,889
Other current assets	27,929	14,327
Total current assets	266,904	317,836
Property, plant and equipment, net of accumulated depreciation of $951,798 at December 31, 2018 and $1,343,105 at December 31, 2017 (Note 3)	534,371	625,771
Goodwill (Note 4)	—	6,708
Intangible assets, net (Note 4)	4,821	7,128
Rig materials and supplies	12,971	18,788
Deferred income taxes	2,143	1,284
Other non-current assets	7,204	12,764
Total assets	$828,414	$990,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debtor in possession financing (Note 2)	$10,000	$—
Accounts payable	39,678	41,523
Accrued liabilities	35,385	57,723
Accrued income taxes	3,385	4,430
Total current liabilities	88,448	103,676
Long-term debt, net of unamortized debt issuance costs of $7,029 at December 31, 2017	—	577,971
Other long-term liabilities	11,544	12,433
Long-term deferred tax liability	510	78
Commitments and contingencies (Note 9)		—
Total liabilities not subject to compromise	100,502	694,158
Liabilities subject to compromise (Note 2)	600,996	—
Stockholders’ equity:
Preferred stock, $1.00 par value, 1,942,000 shares authorized, 7.25% Series A Mandatory Convertible, 500,000 shares issued and outstanding	500	500
Common Stock, $0.16 2/3 par value, authorized 18,666,667 shares, issued and outstanding, 9,384,669 shares (9,262,382 shares in 2017) (1)	1,398	1,378
Capital in excess of par value (1)	766,347	766,508
Accumulated deficit	(634,450)	(468,753)
Accumulated other comprehensive income (loss)	(6,879)	(3,512)
Total stockholders’ equity	126,916	296,121
Total liabilities and stockholders’ equity	$828,414	$990,279

(1)	See Note 12 - Stockholders' Equity for details regarding the 1-for-15 reverse stock split.
See accompanying notes to the consolidated financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2018	2017	2016
Revenues	$480,821	$442,520	$427,004
Expenses:
Operating expenses	378,104	355,487	362,521
Depreciation and amortization	107,545	122,373	139,795
	485,649	477,860	502,316
Total operating gross margin (loss)	(4,828)	(35,340)	(75,312)
General and administrative expense	(24,545)	(25,676)	(34,332)
Loss on impairment	(50,698)	—	—
Provision for reduction in carrying value of certain assets	—	(1,938)	—
Gain (loss) on disposition of assets, net	(1,724)	(2,851)	(1,613)
Pre-petition restructuring charges	(21,820)	—	—
Reorganization items	(9,789)	—	—
Total operating income (loss)	(113,404)	(65,805)	(111,257)
Other income (expense):
Interest expense	(42,565)	(44,226)	(45,812)
Interest income	91	244	58
Other	(2,023)	126	367
Total other income (expense)	(44,497)	(43,856)	(45,387)
Income (loss) before income taxes	(157,901)	(109,661)	(156,644)
Income tax expense (benefit):
Current tax expense	8,225	9,264	5,108
Deferred tax expense (benefit)	(429)	(224)	69,062
Total income tax expense (benefit)	7,796	9,040	74,170
Net income (loss)	(165,697)	(118,701)	(230,814)
Less: Convertible preferred stock dividend	2,719	3,051	—
Net income (loss) available to common stockholders	$(168,416)	$(121,752)	$(230,814)
Basic earnings (loss) per common share: (1)	$(18.09)	$(13.40)	$(27.89)
Diluted earnings (loss) per common share: (1)	$(18.09)	$(13.40)	$(27.89)
Number of common shares used in computing earnings per share:
Basic (1)	9,311,722	9,084,456	8,275,334
Diluted (1)	9,311,722	9,084,456	8,275,334

(1)	See Note 12 - Stockholders' Equity for details regarding the 1-for-15 reverse stock split.

See accompanying notes to the consolidated financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(165,697)	$(118,701)	$(230,814)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	(646)	643	(691)
Currency translation difference on foreign currency net investments	(2,721)	2,689	(4,265)
Total other comprehensive income (loss), net of tax:	(3,367)	3,332	(4,956)
Comprehensive income (loss)	$(169,064)	$(115,369)	$(235,770)

See accompanying notes to the consolidated financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(165,697)	$(118,701)	$(230,814)
Adjustments to reconcile net income (loss):
Depreciation and amortization	107,545	122,373	139,795
Accretion on contingent consideration	—	—	419
(Gain) loss on debt modification	—	—	1,088
Gain (loss) on disposition of assets, net	1,724	2,851	1,613
Deferred tax expense (benefit)	(429)	(224)	69,062
Loss on impairment	50,698	—	—
Reorganization items	7,538	—	—
Provision for reduction in carrying value of certain assets	—	1,938	—
Expenses not requiring cash	5,151	4,251	2,518
Change in assets and liabilities:
Accounts and notes receivable	(15,235)	(9,628)	60,391
Rig materials and supplies	249	4,710	(1,752)
Other current assets	(10,860)	(1,319)	2,140
Other non-current assets	13,019	8,658	3,897
Accounts payable and accrued liabilities	(9,489)	(8,714)	(19,494)
Accrued income taxes	(1,264)	538	(6,422)
Net cash provided by (used in) operating activities	(17,050)	6,733	22,441
Cash flows from investing activities:
Capital expenditures	(70,567)	(54,533)	(28,954)
Proceeds from the sale of assets	1,353	403	2,441
Net cash provided by (used in) investing activities	(69,214)	(54,130)	(26,513)
Cash flows from financing activities:
Proceeds from borrowing under DIP facility	10,000	—	—
Payment of DIP facility costs	(975)	—	—
Convertible preferred stock dividend	(3,625)	(2,145)	—
Payments of debt issuance costs	(1,443)	—	—
Shares surrendered in lieu of tax	(251)	(936)	(1,156)
Proceeds from the issuance of common stock	—	25,200	—
Proceeds from the issuance of convertible preferred stock	—	50,000	—
Payment of equity issuance costs	—	(2,864)	—
Payment of contingent consideration	—	—	(6,000)
Payment for noncontrolling interest	—	—	(3,375)
Net cash provided by (used in) financing activities	3,706	69,255	(10,531)
Net increase (decrease) in cash, cash equivalents and restricted cash	(82,558)	21,858	(14,603)
Cash, cash equivalents and restricted cash at beginning of period	141,549	119,691	134,294
Cash, cash equivalents and restricted cash at end of period	$58,991	$141,549	$119,691

Supplemental cash flow information:
Interest paid	41,175	41,175	41,175
Income taxes paid	8,625	8,422	14,341
Restructuring costs paid	6,638	—	—
See accompanying notes to the consolidated financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and Shares in Thousands)

	Shares (1)	Convertible Preferred Stock	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2015	8,214	$—	$1,373	$(170)	$688,435	$(119,238)	$(1,888)	$568,512
Activity in employees’ stock plans	127	—	21	—	(1,177)	—	—	(1,156)
Amortization of stock-based awards	—	—		—	7,549	—	—	7,549
Comprehensive Income:
Net income	—	—		—	—	(230,814)	—	(230,814)
Other comprehensive income (loss)	—	—		—	—	—	(4,956)	(4,956)
Balances, December 31, 2016	8,341	—	1,394	(170)	694,807	(350,052)	(6,844)	339,135
Activity in employees’ stock plans	121	—	20	—	(956)	—	—	(936)
Amortization of stock-based awards	—	—	—	—	4,006	—	—	4,006
Issuance of common stock	800	—	134	—	23,925	—	—	24,059
Issuance of mandatory convertible preferred stock	500	500	—	—	47,777	—	—	48,277
Convertible preferred stock dividend	—	—	—	—	(3,051)	—	—	(3,051)
Comprehensive Income:
Net income	—	—	—	—	—	(118,701)	—	(118,701)
Other comprehensive income (loss)	—	—	—	—	—	—	3,332	3,332
Balances, December 31, 2017	9,762	500	1,548	(170)	766,508	(468,753)	(3,512)	296,121
Activity in employees’ stock plans	123	—	20	—	(275)	—	—	(255)
Amortization of stock-based awards	—	—	—	—	2,833	—	—	2,833
Convertible preferred stock dividend	—	—	—	—	(2,719)	—	—	(2,719)
Comprehensive Income:
Net income (loss)	—	—	—	—	—	(165,697)	—	(165,697)
Other comprehensive income (loss)	—	—	—	—	—	—	(3,367)	(3,367)
Balances, December 31, 2018	9,885	$500	$1,568	$(170)	$766,347	$(634,450)	$(6,879)	$126,916

(1)	See Note 12 - Stockholders' Equity for details regarding the 1-for-15 reverse stock split.
See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Summary of Significant Accounting Policies
Organization and Nature of Operations
Parker Drilling Company, incorporated in Delaware, and its wholly-owned subsidiaries (“Parker Drilling” or the “Company” or “we” or “us” or “our”) is an international provider of contract drilling and drilling-related services as well as rental tools and services. We have operated in over 50 countries since beginning operations in 1934, making us among the most geographically experienced drilling contractors and rental tools providers in the world.
Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are audited. In the opinion of Parker Drilling, these consolidated financial statements include all adjustments which, unless otherwise disclosed, are of a normal recurring nature, necessary for their fair presentation for the periods presented.
Consolidation
The consolidated financial statements include the accounts of the Company and subsidiaries in which we exercise control or have a controlling financial interest, including entities, if any, in which the Company is allocated a majority of the entity’s losses or returns, regardless of ownership percentage. If a subsidiary of Parker Drilling has a 50.0 percent interest in an entity but Parker Drilling’s interest in the subsidiary or the entity does not meet the consolidation criteria described above, then that interest is accounted for under the equity method.
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
Use of Estimates
The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and our revenues and expenses during the periods reported. Estimates are typically used when accounting for certain significant items such as legal or contractual liability accruals, self-insured medical/dental plans, impairment, income taxes and valuation allowance, and other items requiring the use of estimates. Estimates are based on a number of variables, which may include third party valuations, historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ from management estimates.
Revenue Recognition
See Note 14 - Revenue from Contracts with Customers for further discussion of our revenue recognition policy.
Goodwill
We account for business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining noncontrolling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, plus the value of any noncontrolling interests, is recognized as goodwill. We perform our annual goodwill impairment review during the fourth quarter, as of October 1, and more frequently if negative conditions or other triggering events arise that indicate that the fair value of the reporting unit has decreased below its carrying value. In order to estimate the fair value of the reporting unit, the Company used a weighting of the discounted cash flow, guideline public company and guideline transaction method. The Company engages third-party appraisal firms to assist in f air value determination of the reporting unit. The quantitative impairment test we perform for goodwill utilizes certain assumptions, including forecasted revenues and costs assumptions. See Note 4 - Goodwill and Intangible Assets for further discussion.
Intangible Assets
Our intangible assets are related to developed technology and trade names, which were acquired through acquisition and are classified as definite lived intangibles that are generally amortized over a weighted average period of approximately three to six years. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss. See Note 4 - Goodwill and Intangible Assets for further discussion.
Cash, Cash equivalents and Restricted Cash
For purposes of the consolidated balance sheets and the consolidated statements of cash flows, the Company considers cash equivalents to be highly liquid debt instruments that have a remaining maturity of three months or less at the date of purchase.

	December 31,
Dollars in thousands	2018	2017
Cash and cash equivalents	$48,602	$141,549
Restricted cash	10,389	—
Cash, cash equivalents and restricted cash at end of period	$58,991	$141,549

The restricted cash balance includes $9.8 million into a cash collateral account to support the letters of credit outstanding and $0.6 million held as compensating balances in the ordinary course of business for purchases and utilities.
Accounts Receivable and Allowance for Bad Debt
Trade accounts receivable are recorded at the invoice amount and typically do not bear interest. The allowance for bad debt is estimated for losses that may occur resulting from disputed amounts and the inability of our customers to pay amounts owed. We estimate the allowance based on historical write-off experience and information about specific customers. We review individually, for collectability, all balances over 90 days past due as well as balances due from any customer with respect to which we have information leading us to believe that a risk exists for potential collection.
Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to customers.
The components of our accounts receivable, net of allowance for bad debt balance are as follows:

	December 31,
Dollars in thousands	2018	2017
Trade	$144,204	$130,075
Allowance for bad debt (1)	(7,767)	(7,564)
Total accounts and notes receivable, net of allowance for bad debt	$136,437	$122,511

(1)	Additional information on the allowance for bad debt for the years ended December 31, 2018, 2017 and 2016 is reported on Schedule II — Valuation and Qualifying Accounts.

Property, Plant and Equipment
Property, plant and equipment is carried at cost. Maintenance and most repair costs are expensed as incurred. The cost of upgrades and replacements is capitalized. The Company capitalizes software developed or obtained for internal use. Accordingly, the cost of third-party software, as well as the cost of third-party and internal personnel that are directly involved in application development activities, are capitalized during the application development phase of new software systems projects. Costs during the preliminary project stage and post-implementation stage of new software systems projects, including data conversion and training costs, are expensed as incurred. We account for depreciation of property, plant and equipment on the straight-line method over the estimated useful lives of the assets after provision for salvage value. Depreciation, for tax purposes, utilizes several methods of accelerated depreciation. Depreciable lives for different categories of property, plant and equipment are as follows:

Computer, office equipment and other	3 to 10 years
Land drilling equipment	3 to 20 years
Barge drilling equipment	3 to 20 years
Drill pipe, rental tools and other	4 to 15 years
Buildings and improvements	5 to 30 years

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
Capitalized Interest
Interest from external borrowings is capitalized on major projects until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets. Capitalized interest costs reduce net interest expense in the consolidated statements of operations. Capitalized interest costs were $0.1 million during 2018. During 2017 and 2016 capitalized interest costs were nominal and $0.2 million, respectively.
Assets Held for Sale
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50.0 percent likely of being realized and changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and natural gas companies. We generally do not require collateral on our trade receivables. We depend on a limited number of significant customers. In 2018, our largest customer, Exxon Neftegas Limited (“ENL”), constituted approximately 25.7 percent of our consolidated revenues. Excluding revenues from reimbursable cost (“reimbursable revenues”) of $47.2 million, ENL constituted approximately 17.9 percent of our total consolidated revenues.
As of December 31, 2018 and 2017, we had deposits in domestic banks in excess of federally insured limits of approximately $27.5 million and $97.6 million, respectively. In addition, we had uninsured deposits in foreign banks as of December 31, 2018 and 2017 of $32.9 million and $45.6 million, respectively.
Fair Value Measurements
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
Stock-Based Compensation
Under our long-term incentive plan, we are authorized to issue the following: stock options; stock appreciation rights; restricted stock awards; restricted stock units; performance-based awards; and other types of awards in cash or stock to key employees, consultants, and directors. We typically grant restricted stock units, time-based phantom stock units, performance cash units, and performance-based phantom stock units.
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
Legal and Investigative Matters
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
Bankruptcy
On December 12, 2018 (the “Petition Date”), the Company and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed a prearranged plan of reorganization (the “Plan”) and commenced voluntary Chapter 11 proceedings (the “Chapter 11 Cases”) under title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The consolidated financial statements included herein have been prepared as if we were a going concern and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852 - Reorganizations. See Note 2 - Chapter 11 Cases for further details.

Note 2 - Chapter 11 Cases
On the Petition Date, the Debtors filed the Plan and commenced the Chapter 11 Cases under title 11 of the Bankruptcy Code in the Bankruptcy Court. Since the commencement of the Chapter 11 Cases, the Debtors have continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
In addition to Parker Drilling, the U.S. subsidiaries included as debtors in the Chapter 11 Cases are 2M-TEK, Inc., Anachoreta, Inc., Pardril, Inc., Parker Aviation Inc., Parker Drilling Arctic Operating, LLC, Parker Drilling Company North America, Inc., Parker Drilling Company of Niger, Parker Drilling Company of Oklahoma, Incorporated, Parker Drilling Company of South America, Inc., Parker Drilling Management Services, Ltd., Parker Drilling Offshore Company, LLC, Parker Drilling Offshore USA, L.L.C., Parker North America Operations, LLC, Parker Technology, Inc., Parker Technology, L.L.C., Parker Tools, LLC, Parker-VSE, LLC, Quail Tools, L.P., and Quail USA, LLC. Since the commencement of the Chapter 11 Cases, the Debtors have continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
Restructuring Support Agreement
On December 12, 2018, prior to the commencement of the Chapter 11 Cases, the Debtors entered into a restructuring support agreement (as amended, the “RSA”) with certain significant holders (together, collectively, the “Consenting Stakeholders”) of (i) 7.50% Senior Notes due 2020 (the “7.50% Note Holders”) issued pursuant to the indenture dated July 30, 2013 (the “7.50% Notes”), by and among Parker Drilling, the subsidiary guarantors party thereto and Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), (ii) 6.75% Senior Notes due 2022 (the “6.75% Note Holders”) issued pursuant to the indenture dated January 22, 2014 (the “6.75% Notes” and together with the 7.50% Notes, the “Senior Notes”), by and among Parker Drilling, the subsidiary guarantors party thereto and the Trustee, (iii) Parker Drilling’s existing common stock (the “Common Holders”) and (iv) Parker Drilling’s 7.25% Series A Mandatory Convertible Preferred Stock (the “Convertible Preferred Stock,” and such holders, the “Preferred Holders”) to support a restructuring (the “Restructuring”) on the terms set forth in the Plan.
On December 13, 2018, the Bankruptcy Court entered an order approving joint administration of the Chapter 11 Cases under the caption In re Parker Drilling Company, et al.
Pursuant to the terms of the RSA and the Plan, the Consenting Stakeholders and other holders of claims against or interests in the Debtors receive treatment under the Plan summarized as follows:

•	holders of claims arising from non-funded debt general unsecured obligations receive payment in full in cash as set forth in the Plan;

•
the 7.50% Note Holders receive their pro rata share of: (a) approximately 34.3 percent of the common stock (the “New Common Stock”) of Parker Drilling, as reorganized pursuant to and under the Plan (“Reorganized Parker”), subject to dilution; (b) approximately $92.6 million of a new second lien term loan of Reorganized Parker (the “New Second Lien Term Loan”); (c) the right to purchase approximately 24.3 percent of the New Common Stock to be issued pursuant to the terms of the Rights Offering (as defined in the RSA); and (d) cash sufficient to satisfy certain expenses owed to the Trustee (the “Trustee Expenses”), to the extent not otherwise paid by the Debtors;

•
the 6.75% Note Holders receive their pro rata share of: (a) approximately 62.9 percent of the New Common Stock, subject to dilution; (b) approximately $117.4 million of the New Second Lien Term Loan; (c) the right to purchase approximately 38.9 percent of the New Common Stock to be issued pursuant to the terms of the Rights Offering; and (d) cash sufficient to satisfy the Trustee Expenses, to the extent not otherwise paid by the Debtors;

•
the Preferred Holders receive their pro rata share of: (a) 1.1 percent of the New Common Stock, subject to dilution; (b) the right to purchase approximately 14.7 percent of the New Common Stock to be issued pursuant to the terms of the Rights Offering; and (c) 40.0 percent of the warrants to acquire an aggregate of 13.5 percent of the New Common Stock (the “New Warrants”); and

•
the Common Holders receive their Pro Rata share of: (a) 1.65 percent of the New Common Stock, subject to dilution; (b) the right to purchase approximately 22.1 percent of the New Common Stock to be issued pursuant to the terms of the Rights Offering; and (c) 60.0 percent of the New Warrants.

The RSA contains certain covenants on the part of each of the Debtors and the Consenting Stakeholders, including certain limitations on the parties’ ability to pursue alternative transactions, commitments by the Consenting Stakeholders to vote in favor of the Plan and commitments of the Debtors and the Consenting Stakeholders to negotiate in good faith to finalize the documents and agreements governing the Plan. The RSA also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including, without limitation, the failure to achieve certain milestones and certain breaches by the parties under the RSA.
Since the Petition Date, the Debtors have requested and received certain approvals and authorizations from the Bankruptcy Court. This relief, together with the proposed treatment under the Plan, provides that vendors and other unsecured creditors will be paid in full and in the ordinary course of business. All existing customer and vendor contracts are expected to remain in place and be serviced in the ordinary course of business.
On March 5, 2019, the Bankruptcy Court held a hearing to determine whether the Plan should be confirmed. On March 7, 2019, the Bankruptcy Court entered an order confirming the Plan. Although the Bankruptcy Court has confirmed the Plan, the Debtors have not yet consummated all of the transactions that are contemplated by the Plan. Rather, the Debtors intend to consummate these transactions, on or before the Plan’s effective date (the “Effective Date”). As set forth in the Plan, there are certain conditions precedent to the occurrence of the Effective Date, which must be satisfied or waived in accordance with the Plan in order for the Plan to become effective and the Debtors to emerge from the Chapter 11 Cases. On the Effective Date, the Debtors’ operations will, generally, no longer be governed by the Bankruptcy Court's oversight.
Debtor-in-Possession Financing
In connection with the Chapter 11 Cases, Bank of America, N.A. (“Bank of America”) and Deutsche Bank AG New York Branch (“DB”) agreed to provide the Debtors with a superpriority and priming asset-based debtor-in-possession credit facility (the “DIP Facility”) on the terms set forth in the Debtor-In-Possession Financing Term Sheet attached to the RSA (the “DIP Term Sheet”). On December 14, 2018, the Debtors, Bank of America and DB entered into a Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), which provides for, among other things, the DIP Facility. The DIP Facility is comprised of an asset-based revolving loan facility in an aggregate principal amount of $50.0 million, subject to availability under the borrowing base thereunder, $20.0 million of which DIP Facility is available for the issuance of standby letters of credit. The borrowing base is equal to:

(1)	85.0 percent of the aggregate net amount of eligible domestic accounts receivable, plus

(2)	the lowest of:

(a)	90.0 percent of net book value of eligible rental equipment

(b)	60.0 percent of net equipment orderly liquidation value of eligible rental equipment; or

(c)	$37.5 million minus certain reserves, calculated as set forth in the DIP Credit Agreement.
The borrowing base under the DIP Facility was calculated to be $50.0 million at the time of effectiveness of the DIP Facility, which was reduced by $10.0 million of outstanding loans under the DIP Facility as of December 31, 2018 and accrued interest on the debtor-in-possession financing, resulting in availability under the DIP Facility of $40.0 million.
In connection with the Chapter 11 Cases, (i) Bank of America and DB agreed to provide, on a committed basis, the Company with an exit financing asset-based revolving loan facility on the terms set forth in the Senior Secured Asset-Based Revolving Facility Summary of Terms and Conditions attached to the RSA (the “First Lien Exit Term Sheet”) and (ii) certain Consenting Stakeholders and/or their affiliates have agreed to provide, on a committed basis, the Company with a new second lien term loan facility on the terms set forth in the New Second Lien Loan Term Sheet attached to the RSA (the “Second Lien Exit Term Sheet”). The First Lien Exit Term Sheet provides for, among other things, an asset-based revolving credit facility in an aggregate principal amount of $50.0 million, which amount may be increased to an aggregate principal amount of $100.0 million in the event additional commitments are received from other lenders (the “First Lien Exit Facility”). A portion of the First Lien Exit Facility in the amount of $30.0 million (the “L/C Facility”) will be available for the issuance of standby and commercial letters of credit. Letters of credit outstanding under the DIP Facility may be rolled over and deemed outstanding under the L/C Facility. The Second Lien Exit Term Sheet provides for, among other things, a second lien term loan facility in an aggregate principal amount of $210.0 million (the “Second Lien Exit Facility”).
Backstop Commitment Agreement
On December 12, 2018, Parker entered into a Backstop Commitment Agreement (as amended and restated from time to time, the “Backstop Commitment Agreement”) with the Commitment Parties (as defined in the Backstop Commitment Agreement), pursuant to which the Commitment Parties agreed to backstop the Rights Offering. In accordance with the Plan and certain Rights Offering procedures (filed with the Bankruptcy Court on the Petition Date) , Parker will grant the 7.50% Note Holders, the 6.75% Note Holders, the Preferred Holders, and the Common Holders, including the Commitment Parties, the right to purchase shares of New Common Stock (the “Rights Offering Shares”) upon the closing of the transactions contemplated by the Backstop

Commitment Agreement for an aggregate purchase price of $95.0 million. Under the Backstop Commitment Agreement, the Commitment Parties agreed to purchase any Rights Offering Shares that are not duly subscribed for pursuant to the Rights Offering at the Per Share Purchase Price (as defined in the Backstop Commitment Agreement).
Under the Backstop Commitment Agreement, Parker has paid the Commitment Parties a cash put option premium of $7.6 million (the “Put Option Cash Premium”) and an advance for estimated professional fees of the Commitment Parties. If the closing of the Backstop Commitment Agreement occurs, the Put Option Cash Premium will be remitted to Parker in exchange for 3.4 percent of New Common Stock (the “Put Option Equity Premium”). In certain circumstances where the Backstop Commitment Agreement has been terminated or the transactions contemplated thereby are not consummated, the Commitment Parties will be entitled to keep the Put Option Cash Premium. The Put Option Cash Premium has been paid, and the Put Option Equity Premium shall be issued, in each case, to the Commitment Parties pro rata based on the amount of their respective backstop commitments.
The rights to purchase New Common Stock in the Rights Offering, any shares issued upon the exercise thereof, and all shares issued to the Commitment Parties in respect of their backstop commitments pursuant to the Put Option Equity Premium will be issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to section 1145 of the Bankruptcy Code. All shares issued to the Commitment Parties pursuant to the Backstop Commitment Agreement in respect of their respective commitments will be issued in reliance upon the exemption from registration under the Securities Act provided by Section 4(a)(2) thereof and/or Regulation D thereunder. As a condition to the closing of the transactions contemplated by the Backstop Commitment Agreement, Parker will enter into a registration rights agreement with the Commitment Parties desiring to be a party thereto requiring Parker to register the Commitment Parties’ securities under the Securities Act.
The Commitment Parties’ commitments to backstop the Rights Offering and the other transactions contemplated by the Backstop Commitment Agreement are conditioned upon satisfaction of all applicable conditions set forth in the Backstop Commitment Agreement. The issuances of New Common Stock pursuant to the Rights Offering and the Backstop Commitment Agreement are conditioned upon, among other things, the occurrence of the Effective Date.
Chapter 11 Accounting
The consolidated financial statements included herein have been prepared as if we were a going concern and in accordance with FASB ASC Topic No. 852 - Reorganizations.
Going Concern
Weak industry conditions have negatively impacted our results of operations and cash flows and may continue to do so in the future. In order to decrease the Company’s level of indebtedness and maintain the Company’s liquidity at levels sufficient to meet its commitments, the Company undertook a number of actions, including minimizing capital expenditures and further reducing its recurring operating expenses. The Company believes that even after taking these actions, it would not have sufficient liquidity to satisfy its debt service obligations, meet other financial obligations and comply with its debt covenants. As a result, the Debtors filed petitions for reorganization under Chapter 11 of the Bankruptcy Code.
Industry conditions and the risks and uncertainties associated with the Chapter 11 proceedings, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles which contemplate the continuation of the Company as a going concern. The Chapter 11 reorganization plan supports our going concern assessment.
Pre-petition restructuring charges
Any expenses, gains and losses that are realized or incurred before the Petition Date and in relation to the Chapter 11 Cases are recorded under pre-petition restructuring charges on our consolidated statements of operations.
Pre-petition restructuring charges were $21.8 million for the year ended December 31, 2018, which primarily consisted of professional fees related to the Chapter 11 Cases.
Reorganization items
Any expenses, gains and losses that are realized or incurred subsequent to and as a direct result of the Chapter 11 Cases are recorded under reorganization items on our consolidated statements of operations.
Reorganization items were $9.8 million for the year ended December 31, 2018, which consisted of:

Dollars in thousands	December 31, 2018
6.75% Senior Notes, due July 2022 - unamortized debt issuance costs	$3,775
7.50% Senior Notes, due August 2020 - unamortized debt issuance costs	1,580
2015 Secured Credit Agreement - unamortized debt issuance costs	1,208
Professional fees	2,251
DIP facility costs	975
Reorganization items	$9,789

Debtor in possession financing
Amounts borrowed against the DIP Facility as of December 31, 2018 were $10.0 million.
Liabilities subject to compromise
Pre-petition unsecured and under-secured obligations that may be impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise on our consolidated balance sheet. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less.
Liabilities subject to compromise as of December 31, 2018 were $601.0 million, which consisted of:

Dollars in thousands	December 31, 2018
6.75% Senior Notes, due July 2022	$360,000
7.50% Senior Notes, due August 2020	225,000
Accrued interest on Senior Notes	15,996
Liabilities subject to compromise	$600,996

The principal balance on the 6.75% Notes and 7.50% Notes of $360.0 million and $225.0 million has been reclassed from long-term debt to liabilities subject to compromise as of December 31, 2018. See also Note 6 - Debt for further details.
Accrued interest on the 6.75% Notes and 7.50% Notes was also reclassed from accrued liabilities to liabilities subject to compromise as of December 31, 2018. Contractual interest expense on our Senior Notes amounts to $41.2 million for the year ended December 31, 2018 which is in excess of $39.1 million included in interest expense on the consolidated statements of operations because the Company has discontinued accruing interest on the Petition Date in accordance with FASB ASC Topic No. 852 - Reorganizations. We have not made any interest payments on our 6.75% Notes or 7.50% Notes since the commencement of the Chapter 11 Cases.
Convertible preferred stock dividend
We have not declared or made any cash dividend payments on our 7.25% Series A Mandatory Convertible Preferred Stock since the commencement of the Chapter 11 Cases. We may issue additional equity securities which may dilute current equity interests.

Debtor Financial Statements
Following are the consolidated financial statements of the entities included in the Chapter 11 Cases:
PARKER DRILLING COMPANY (DEBTOR IN POSSESSION)
CONSOLIDATED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

December 31,
2018
ASSETS
Current assets:
Cash and cash equivalents	$15,226
Restricted cash	10,389
Accounts and Notes Receivable, net of allowance for bad debts of $808 at December 31, 2018 (1)	223,296
Rig materials and supplies	1,650
Deferred costs	975
Other tax assets	183,356
Other current assets	18,329
Total current assets	453,221
Property, plant and equipment, net of accumulated depreciation of $526,166 at December 31, 2018	369,510
Intangible assets, net	4,821
Rig materials and supplies	7,036
Deferred income taxes	23,576
Intra-group advances	549,460
Investment in subsidiaries	893,550
Other non-current assets	1,452
Total assets	$2,302,626
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debtor in possession financing	$10,000
Accounts payable (2)	286,840
Accrued liabilities	28,184
Accrued income taxes	204,518
Total current liabilities	529,542
Other long-term liabilities (3)	728,218
Long-term deferred tax liability	36,463
Total liabilities not subject to compromise	1,294,223
Liabilities subject to compromise	600,996
Total stockholders’ equity	407,407
Total liabilities and stockholders’ equity	$2,302,626

(1)	Includes intra-group receivables in the amount of $174.7 million.

(2)	Includes intra-group payables in the amount of $213.2 million.

(3)	Includes intra-group liabilities in the amount of $314.6 million.

PARKER DRILLING COMPANY (DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

Year Ended December 31, 2018
Revenues	$203,585
Expenses:
Operating expenses	115,269
Depreciation and amortization	76,353
191,622
Total operating gross margin (loss)	11,963
General and administrative expense	(23,539)
Loss on impairment	(40,917)
Gain (loss) on disposition of assets, net	(1,347)
Pre-petition restructuring charges	(21,820)
Reorganization items	(9,789)
Total operating income (loss)	(85,449)
Other income (expense):
Interest expense	(45,488)
Interest income	1,152
Other	6
Equity in net earnings of subsidiaries	(33,040)
Total other income (expense)	(77,370)
Income (loss) before income taxes	(162,819)
Income tax expense (benefit):
Current tax expense	1,517
Deferred tax expense (benefit)	1,361
Total income tax expense (benefit)	2,878
Net income (loss)	(165,697)
Less: Convertible preferred stock dividend	2,719
Net income (loss) attributable to debtor entities	$(168,416)

PARKER DRILLING COMPANY (DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

Year Ended December 31,
2018
Cash flows from operating activities:
Net income (loss)	$(165,697)
Adjustments to reconcile net income (loss):
Depreciation and amortization	76,353
Gain (loss) on disposition of assets, net	1,347
Deferred tax expense (benefit)	1,361
Loss on impairment	40,917
Reorganization items	7,538
Expenses not requiring cash	4,224
Equity in net earnings of subsidiaries	33,040
Change in assets and liabilities:
Accounts and notes receivable	(2,189)
Rig materials and supplies	(4,454)
Other current assets	(41,564)
Other non-current assets	2,586
Accounts payable and accrued liabilities	(559)
Accrued income taxes	29,818
Net cash provided by (used in) operating activities	(17,279)
Cash flows from investing activities:
Capital expenditures	(56,897)
Proceeds from the sale of assets	87
Net cash provided by (used in) investing activities	(56,810)
Cash flows from financing activities:
Proceeds from borrowing under DIP facility	10,000
Payment of DIP facility costs	(975)
Convertible preferred stock dividend	(3,625)
Payments of debt issuance costs	(1,443)
Shares surrendered in lieu of tax	(251)
Net cash provided by (used in) financing activities	3,706
Net increase (decrease) in cash and cash equivalents	(70,383)
Cash, cash equivalents and restricted cash at beginning of period	95,998
Cash, cash equivalents and restricted cash at end of period	$25,615

Note 3 - Property, Plant and Equipment
The components of our property, plant and equipment balance are as follows:

	December 31,
Dollars in Thousands	2018	2017
Property, plant and equipment, at cost:
Drilling equipment	$720,037	$1,228,443
Rental tools	581,107	552,461
Building, land and improvements	58,193	60,309
Other	115,977	115,910
Construction in progress	10,855	11,753
Total property, plant and equipment, at cost	1,486,169	1,968,876
Less: Accumulated depreciation and amortization	951,798	1,343,105
Property, plant, and equipment, net	$534,371	$625,771

Depreciation expense was $105.2 million, $119.6 million and $136.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Loss on impairment
During the third quarter of 2018, we noted that historically, our barge rig utilization has trended closely with oil prices in periods of both decline and recovery. Management determined the divergence between oil prices and utilization for our Gulf of Mexico inland barge and International barge asset groups necessitated performance of a recoverability analysis for these two asset groups. Average quarterly oil prices have increased sequentially beginning in the third quarter of 2017, reaching an average quarterly 3-year high in the third quarter of 2018, while our utilization remained flat for the nine months ending September 30, 2018 as compared to the year ended December 31, 2018.
Based upon our recoverability analysis, where the carrying values exceeded both estimated future undiscounted cash flows and a subsequent aggregate fair value determination based upon a cost approach method, we determined the Gulf of Mexico inland barge and International barge asset groups were impaired. The significant unobservable inputs to the cost approach method included replacement costs and remaining economic life. See also Note 7 - Fair Value Measurements.
We estimated the fair values to be $19.7 million and $3.4 million for the Gulf of Mexico inland barge asset group and the International barge asset group, respectively. We recognized a pretax impairment loss of approximately $44.0 million in total, or $34.2 million and $9.8 million for the Gulf of Mexico inland barge asset group and the International barge asset group, respectively, for the year ended December 31, 2018. The Gulf of Mexico inland barge asset group is reported as part of the U.S. (Lower 48) Drilling segment and the International barge asset group is reported as part of the International & Alaska Drilling segment.
Provision for reduction in carrying value of certain assets
No provision for reduction in carrying value was identified during the year ended year ended December 31, 2018. We recorded a provision of $1.9 million for reduction in carrying value of assets for the year ended December 31, 2017. This provision was related to certain assets in the International & Alaska Drilling segment that were deemed to be excess and functionally obsolete unless significant costs were incurred to refurbish them.
Gain (loss) on disposition of assets
During the normal course of operations, we periodically sell equipment deemed excess, obsolete, or not currently required for operations. Net losses recorded on asset disposition were $1.7 million and $2.9 million for the years ended December 31, 2018 and December 31, 2017, respectively. The net loss for 2018 was primarily related to equipment that was deemed obsolete in the International & Alaska Drilling segment and U.S. Rental Tools segment. The net loss for 2017 was primarily related to the sale of one rig located in Papua New Guinea. Activity in both periods included equipment retirements.

Note 4 - Goodwill and Intangible Assets
We perform our annual goodwill impairment review during the fourth quarter, as of October 1, and more frequently if negative conditions or other triggering events arise that indicate that the fair value of the reporting unit has decreased below its carrying value. As a result of our 2018 annual goodwill impairment analysis, we determined that the carrying value of the 2MTek reporting unit exceeded its fair value and, therefore, the entire goodwill balance was impaired and written off. The impairment resulted due to the transfer of 2MTek reporting unit from International Rental Tools segment to the U.S. Rental Tools segment. Goodwill impairment is recorded in the loss on impairment line item in the consolidated statement of operations for the year ended December 31, 2018.
All of the Company’s goodwill and intangible assets are allocated to the U.S. Rental Tools segment.
Goodwill
The change in the carrying amount of goodwill for the year ended December 31, 2018 is as follows:

Dollars in thousands	Goodwill
Balance at December 31, 2017	$6,708
Goodwill impairment	(6,708)
Balance at December 31, 2018	$—

Of the total amount of goodwill recognized, zero is expected to be deductible for income tax purposes.
Intangible Assets
Intangible Assets consist of the following:

		Balance at December 31, 2018
Dollars in thousands	Estimated Useful Life (Years)	Gross Carrying Amount	Write-off Due to Sale	Accumulated Amortization	Net Carrying Amount
Developed technology	6	$11,630	$—	$(7,269)	$4,361
Trade Names	5	4,940	(332)	(4,148)	460
Total intangible assets		$16,570	$(332)	$(11,417)	$4,821
Amortization expense was $2.3 million, $2.8 million, and $3.5 million for the year ended December 31, 2018, 2017, and 2016 respectively.
Our remaining intangibles amortization expense for the next five years is presented below:

Dollars in thousands	Expected future intangible amortization expense
2019	$2,306
2020	$2,030
2021	$485
2022	$—
Beyond 2022	$—

Note 5 - Supplementary Accrued Liabilities Information
The significant components of accrued liabilities on our consolidated balance sheets as of December 31, 2018 and 2017 are presented below:

	Year Ended December 31,
Dollars in Thousands	2018	2017
Accrued liabilities:
Accrued payroll & related benefits	$20,736	$27,252
Accrued interest expense	32	18,169
Accrued professional fees & other	9,578	7,888
Deferred mobilization fees	4,082	3,149
Workers’ compensation liabilities, net	957	1,265
Total accrued liabilities	$35,385	$57,723

Note 6 - Debt
The following table illustrates the Company’s debt portfolio as of December 31, 2018 and December 31, 2017:

	December 31,
Dollars in thousands	2018	2017
6.75% Senior Notes, due July 2022	$360,000	$360,000
7.50% Senior Notes, due August 2020	225,000	225,000
Total principal	585,000	585,000
Less: unamortized debt issuance costs	—	(7,029)
Total debt	$585,000	$577,971

6.75% Senior Notes, due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of 6.75% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “6.75% Notes Indenture”). The 6.75% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes are jointly and severally guaranteed by all of our subsidiaries that guaranteed indebtedness under the Second Amended and Restated Senior Secured Credit Agreement, as amended from time-to-time (“2015 Secured Credit Agreement”) and our 7.50% Senior Notes, due 2020 (“7.50% Notes”, and collectively with the 6.75% Notes, the “Senior Notes”). Interest on the 6.75% Notes is payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes were approximately $7.6 million. Unamortized debt issuance costs were $3.8 million prior to the commencement of the Chapter 11 Cases. After the commencement of the Chapter 11 Cases, the carrying amount of debt was adjusted to the claim amount and all unamortized debt issuance costs prior to the commencement of the Chapter 11 Cases were fully expensed.
We may redeem all or a part of the 6.75% Notes upon appropriate notice at redemption prices decreasing each year after January 15, 2018 to par beginning January 15, 2020. As of December 31, 2018, the redemption price is 103.4 percent and we have not made any redemptions to date. If we experience certain changes in control, we must offer to repurchase the 6.75% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
The 6.75% Notes Indenture limits our ability and the ability of certain subsidiaries to: (i) sell assets, (ii) pay dividends or make other distributions on capital stock or redeem or repurchase capital stock or subordinated indebtedness, (iii) make investments, (iv) incur or guarantee additional indebtedness, (v) create or incur liens, (vi) enter into sale and leaseback transactions, (vii) incur dividend or other payment restrictions affecting subsidiaries, (viii) merge or consolidate with other entities, (ix) enter into transactions with affiliates, and (x) engage in certain business activities. Additionally, the 6.75% Notes Indenture contains certain restrictive covenants designating certain events as events of default. These covenants are subject to a number of important exceptions and qualifications.
7.50% Senior Notes, due August 2020
On July 30, 2013, we issued $225.0 million aggregate principal amount of the 7.50% Notes pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “7.50% Notes Indenture”). The 7.50% Notes are general unsecured obligations of the Company and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes are jointly and severally guaranteed by all of our subsidiaries that guaranteed indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes is payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes were approximately $5.6 million. Unamortized debt issuance costs were $1.6 million prior to the commencement of the Chapter 11 Cases. After the commencement of the Chapter 11 Cases, the carrying amount of debt was adjusted to the claim amount and all unamortized debt issuance costs prior to the commencement of the Chapter 11 Cases were fully expensed.
Beginning August 1, 2018, we may redeem all or a part of the 7.50% Notes upon appropriate notice at par. We have not made any redemptions to date. If we experience certain changes in control, we must offer to repurchase the 7.50% Notes at 101.0 percent of the aggregate principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
The 7.50% Notes Indenture limits our ability and the ability of certain subsidiaries to: (i) sell assets, (ii) pay dividends or make other distributions on capital stock or redeem or repurchase capital stock or subordinated indebtedness, (iii) make investments, (iv) incur or guarantee additional indebtedness, (v) create or incur liens, (vi) enter into sale and leaseback transactions,

(vii) incur dividend or other payment restrictions affecting subsidiaries, (viii) merge or consolidate with other entities, (ix) enter into transactions with affiliates, and (x) engage in certain business activities. Additionally, the 7.50% Notes Indenture contains certain restrictive covenants designating certain events as events of default. These covenants are subject to a number of important exceptions and qualifications.
The commencement of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under the indenture governing the 6.75% Notes and the 7.50% Notes. However, any efforts to enforce such payment obligations are automatically stayed under the provisions of the Bankruptcy Code. The principal balance on the 6.75% Notes and 7.50% Notes of $360.0 million and $225.0 million has been reclassed from long-term debt to liabilities subject to compromise as of December 31, 2018. See also Note 2 - Chapter 11 Cases for further details.
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
On February 14, 2018, we executed the Fifth Amendment to the 2015 Secured Credit Agreement (the “Fifth Amendment”) which modified the credit facility to an asset-based lending structure and reduced the size of the Revolver from $100.0 million to $80.0 million. The Fifth Amendment eliminated the financial maintenance covenants previously in effect and replaced them with a liquidity covenant of $30.0 million and a monthly borrowing base calculation based on eligible rental equipment and eligible domestic accounts receivable. The liquidity covenant required the Company to maintain a minimum of $30.0 million of liquidity (defined as availability under the borrowing base and cash on hand), of which $15.0 million was restricted, resulting in a maximum availability at any one time of the lesser of (a) an amount equal to our borrowing base minus $15.0 million, or (b) $65.0 million. Our ability to borrow under the 2015 Secured Credit Agreement was determined by reference to our borrowing base. The Fifth Amendment also allowed for refinancing our existing Senior Notes with either secured or unsecured debt, added the ability for the Company to designate certain of its subsidiaries as “Designated Borrowers” and removed our ability to make certain restricted payments.
On July 12, 2018, we executed the Sixth Amendment to the 2015 Secured Credit Agreement (the “Sixth Amendment”) which permitted the Company to make Restricted Payments (as defined in the 2015 Secured Credit Agreement) in the form of certain Equity Interests (as defined in the 2015 Secured Credit Agreement).
On October 25, 2018, we entered into a Consent Agreement and a Cash Collateral Agreement, whereby we could open bank accounts not subject to the 2015 Secured Credit Agreement for the purpose of depositing cash to secure certain Letters of Credit. On October 30, 2018, we deposited $10.0 million into a cash collateral account to support the letters of credit outstanding, which is included in the restricted cash balance on the consolidated balance sheet.
Our obligations under the 2015 Secured Credit Agreement were guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and were secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the GOM and land rigs in Alaska, certain U.S.-based rental equipment of the Company and its subsidiary guarantors and the equity interests of certain of the Company’s subsidiaries. In addition to the liquidity covenant and borrowing base requirements, the 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness and liens, and restrictions on entry into certain affiliate transactions and payments (including certain payments of dividends).
Our Revolver was available for general corporate purposes and to support letters of credit. Interest on Revolver loans accrued at either:

•	Base Rate plus an Applicable Rate or

•	LIBOR plus an Applicable Rate.
All of the Company’s obligations under the 2015 Secured Credit Agreement were paid prior to the commencement of the Chapter 11 Cases, and the 2015 Secured Credit Agreement, including the Revolver thereunder, was terminated concurrently with the commencement of the Chapter 11 Cases. See also Note 2 - Chapter 11 Cases for further details. Unamortized debt issuance costs of $1.2 million were fully expensed upon termination of the 2015 Secured Credit Agreement.

Note 7 - Fair Value Measurements
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
The fair value measurement and disclosure requirements of FASB ASC Topic No. 820 - Fair Value Measurement and Disclosures requires inputs that we categorize using a three-level hierarchy, from highest to lowest level of observable inputs, as follows:

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
When multiple input levels are required for a valuation, we categorize the entire fair value measurement according to the lowest level of input that is significant to the entire measurement even though we may also have utilized significant inputs that are more readily observable. The amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value.
Fair value of our debt instruments is determined using Level 2 inputs. Fair values and related carrying values of our debt instruments were as follows for the periods indicated:

	December 31, 2018		December 31, 2017
Dollars in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt
6.75% Notes	$360,000	$180,000	$360,000	$296,100
7.50% Notes	225,000	117,000	225,000	206,438
Total	$585,000	$297,000	$585,000	$502,538

During the year, Property, Plant and Equipment for the Gulf of Mexico inland barge and International barge asset groups was impaired and written down to their estimated fair values. The estimated fair value was determined using Level 3 inputs. See Note 3 - Property, Plant and Equipment for further details.
Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the year ended December 31, 2018.
Note 8 - Income Taxes
On December 22, 2017 the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included significant changes to U.S. corporate income tax laws, the most notable of which was a reduction in the U.S. corporate income tax rate from 35.0 percent to 21.0 percent, effective for tax years beginning January 1, 2018, and a one-time mandatory tax on previously deferred earnings of certain foreign subsidiaries associated with the transition from a worldwide to a modified territorial tax regime.
In accordance with the reduction to the U.S. corporate income tax rate from 35.0 percent to 21.0 percent, the Company remeasured certain U.S. deferred tax assets and liabilities as of December 31, 2017. However, as a result of the Company’s net deferred tax position, inclusive of valuation allowances, no net income tax expense was recorded related to this remeasurement. The Company did not incur any income tax expense related to the one-time mandatory tax on previously deferred earnings of certain foreign subsidiaries associated with the transition from a worldwide to a modified territorial tax regime.

Income (loss) before income taxes is summarized below:

	Year Ended December 31,
Dollars in thousands	2018	2017	2016
United States	$(145,954)	$(89,233)	$(131,106)
Foreign	(11,947)	(20,428)	(25,538)
Income (loss) before income taxes	$(157,901)	$(109,661)	$(156,644)

Income tax expense (benefit) is summarized as follows:

	Year Ended December 31,
Dollars in thousands	2018	2017	2016
Current tax expense
Federal	$(14)	$80	$(1,921)
State	229	54	(9)
Foreign	8,010	9,130	7,038
Total current tax expense	$8,225	$9,264	$5,108

Deferred tax expense (benefit)
Federal	$—	$167	$64,066
State	—	—	(47)
Foreign	(429)	(391)	5,043
Total deferred tax expense (benefit)	$(429)	$(224)	$69,062

Total income tax expense (benefit)	$7,796	$9,040	$74,170

Total income tax expense differs from the amount computed by multiplying income before income taxes by the U.S. federal income tax statutory rate. The reasons for this difference are as follows:

	Year Ended December 31,
	2018		2017		2016
Dollars in thousands	Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income
Computed expected tax expense	$(33,160)	21.0%	$(38,381)	35.0%	$(54,825)	35.0%
Foreign taxes	7,321	(4.6)%	13,084	(11.9)%	12,688	(8.1)%
Tax effect different from statutory rates	(68)	—%	(2,048)	1.9%	(3,629)	2.3%
State taxes, net of federal benefit	(2,552)	1.6%	35	—%	(849)	0.5%
Foreign tax credits	—	—%	3	—%	20	—%
Change in valuation allowance (excluding impact of Tax Act)	28,353	(18.0)%	30,704	(28.0)%	117,707	(75.1)%
Uncertain tax positions	(221)	0.1%	194	(0.2)%	(726)	0.5%
Permanent differences	8,008	(5.1)%	2,970	(2.7)%	1,442	(0.9)%
Prior year return to provision adjustments	50	—%	2,442	(2.3)%	2,078	(1.3)%
Other	65	0.1%	37	—%	264	(0.2)%
Impact of Tax Act
Effect of tax rate reduction on deferred tax	—	—%	45,329	(41.3)%	—	—%
Effect of tax rate on deferred tax valuation	—	—%	(45,329)	41.3%	—	—%
Income tax expense (benefit)	$7,796	(4.9)%	$9,040	(8.2)%	$74,170	(47.3)%

The components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 are shown below:

	December 31,
Dollars in thousands	2018	2017
Deferred tax assets
Deferred tax assets:
Federal net operating loss carryforwards	$109,002	$95,867
State net operating loss carryforwards	13,168	11,089
Excess interest	6,230	—
Other state deferred tax asset, net	1,201	626
Foreign tax credits	46,913	46,913
FIN 48	887	953
Foreign tax	40,190	36,699
Accruals not currently deductible for tax purposes	3,119	2,926
Deferred compensation	816	1,204
Other	1,297	74
Total deferred tax assets	222,823	196,351
Valuation allowance	(186,267)	(157,914)
Net deferred tax assets, net of valuation allowance	$36,556	$38,437

Deferred tax liabilities:
Deferred tax liabilities:
Property, plant and equipment	$(28,440)	$(30,648)
Foreign tax local	(510)	(78)
Other state deferred tax liability, net	(5,096)	(5,174)
Intangibles	(877)	(1,331)
Total deferred tax liabilities	(34,923)	(37,231)
Net deferred tax asset	$1,633	$1,206

As part of the process of preparing the consolidated financial statements, the Company is required to determine its provision for income taxes. This process involves measuring temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. These differences and the operating loss and tax credit carryforwards result in deferred tax assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of appropriate character in each taxing jurisdiction during the periods in which those temporary differences become deductible. Management considers the weight of available evidence, both positive and negative, including the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. To the extent the Company believes that it does not meet the test that recovery is more likely than not, it establishes a valuation allowance. To the extent that the Company establishes a valuation allowance or changes this allowance in a period, it adjusts the tax provision or tax benefit in the consolidated statement of operations. We use our judgment in determining provisions or benefits for income taxes, and any valuation allowance recorded against previously established deferred tax assets. We have measured the value of our deferred tax assets for the year ended December 31, 2018 based on the cumulative weight of positive and negative evidence that exists as of the date of the consolidated financial statements. Should the cumulative weight of all available positive and negative evidence change in the forecast period, the expectation of realization of deferred tax assets existing as of December 31, 2018 and prospectively may change.
The 2018 results include an increase in our valuation allowance of $28.4 million primarily related to U.S. and certain foreign net operating losses and other deferred tax assets. Valuation allowances are established based on the weight of available evidence, both positive and negative, including results of recent and current operations and our estimates of future taxable income or loss by jurisdiction in which we operate. In order to determine the amount of deferred tax assets or liabilities, as well as the valuation allowances, we must make estimates and assumptions regarding future taxable income, where rigs will be deployed and other business considerations. Changes in these estimates and assumptions, including changes in tax laws and other changes impacting our ability to recognize the underlying deferred tax assets, could require us to adjust the valuation allowances.

The 2017 results include an increase in our valuation allowance of $14.6 million primarily related to U.S. and certain foreign net operating losses and other deferred tax assets.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Dollars in thousands
Balance at January 1, 2018	$(5,395)
Reductions based on tax positions taken during a prior period	190
Additions based on tax positions taken during the current period	(523)
Balance at December 31, 2018	$(5,728)

In many cases, our uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2018:

Kazakhstan	2008-present
Mexico	2014-present
Russia	2014-present
United States — Federal	2009-present
United Kingdom	2015-present

As of December 31, 2018, we had a liability for unrecognized tax benefits of $5.7 million (all of which, if recognized, would favorably impact our effective tax rate), on which no payments were made during 2018.
The Company recognized interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018 and December 31, 2017 we had approximately $2.1 million and $2.1 million of accrued interest and penalties related to uncertain tax positions, respectively. We recognized a $0.1 million increase in interest and $0.1 million decrease in penalties on unrecognized tax benefits for the year ended December 31, 2018.
As of December 31, 2018, the Company has permanently reinvested accumulated undistributed earnings of foreign subsidiaries and, therefore, has not recorded a deferred tax liability related to subject earnings. Upon distribution of additional earnings in the form of dividends or otherwise, we could be subject to income taxes and withholding taxes. It is not practicable to determine precisely the amount of taxes that may be payable on the eventual remittance of these earnings due to many factors, including application of foreign tax credits, levels of accumulated earnings and profits at the time of remittance, and the sources of earnings remitted. The Company generally does not provide for taxes related to its undistributed earnings because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested. Taxes that would be incurred if the undistributed earnings of other subsidiaries were distributed to their ultimate parent company would not be material.

Note 9 - Commitments and Contingencies
The Company has various lease agreements for office space, equipment, vehicles and personal property. These obligations extend through 2025 and are typically non-cancelable. Most leases contain renewal options and certain of the leases contain escalation clauses. Future minimum lease payments as of December 31, 2018, under operating leases with non-cancelable terms are as follows:

Dollars in Thousands	Year Ended December 31,
2019	$10,722
2020	7,887
2021	4,193
2022	1,968
2023	1,540
Thereafter	636
Total	$26,946

Total rent expense for all operating leases amounted to $21.2 million, $23.8 million and $21.8 million for the years then ended December 31, 2018, 2017, and 2016, respectively.
Self-Insurance
We are self-insured for certain losses relating to workers’ compensation, employers’ liability, general liability (for onshore liability), protection and indemnity (for offshore liability) and property damage. Our exposure (that is, the retention or deductible) per occurrence is $0.3 million for worker’s compensation and employer’s liability, and $0.5 million for general liability, protection and indemnity and maritime employers’ liability (Jones Act). There is no annual aggregate deductible for protection and indemnity and maritime employers’ liability claims. We also assume retention for foreign casualty exposures of $0.1 million for workers’ compensation, employers’ liability, and $1.0 million for general liability losses. We do not have any deductible for auto liability claims. For all primary insurances mentioned above, the Company has excess coverage for those claims that exceed the retention and annual aggregate deductible. We maintain actuarially-determined accruals in our consolidated balance sheets to cover the self-insurance retentions.
We have self-insured retentions for certain other losses relating to rig, equipment, property, business interruption and political, war, and terrorism risks which vary according to the type of rig and line of coverage. Political risk insurance is procured for international operations. However, this coverage may not adequately protect us against liability from all potential consequences.
As of December 31, 2018 and 2017, our gross self-insurance accruals for workers’ compensation, employers’ liability, general liability, protection and indemnity and maritime employers’ liability totaled $2.4 million and $3.2 million, respectively and the related insurance recoveries/receivables were $1.6 million and $1.9 million, respectively.
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
Contingencies
We are a party to various lawsuits and claims arising out of the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount or range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ significantly from our estimates. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated balance sheet or consolidated statement of cash flows, although they could have a material adverse effect on our consolidated statement of operations for a particular reporting period.

Any claims filed, or to be filed in relation to the Chapter 11 Cases, will be investigated and addressed in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary.
Note 10 - Related Party Transactions
Consulting Agreement
On December 31, 2013, Robert L. Parker, Jr., our former Executive Chairman, retired as an employee of the Company. Mr. Parker continued to serve as Chairman of the Company’s board of directors until the annual meeting of stockholders held in 2014, at which time Mr. Parker was elected to the board for a three-year term. In 2017, he was re-elected to another three-year term and Mr. Parker has continued to serve as a member Chairman of the Company’s board of directors since then. Mr. Parker was paid $0.3 million in 2017 in exchange for his agreement to provide additional support to the Company when needed in matters where his historical and industry knowledge, client relationships and related expertise could be of particular benefit to the Company’s interests. No such payments were made in 2018.
Other Transactions
During 2015 we purchased the legal rights to certain rental tool software from two employees and a relative of the employees. As part of the purchase, we paid $0.1 million to each employee in January 2017. No such payments were made in 2018.
In 2015, one of our directors acquired $0.6 million aggregate principal amount of our 7.50% Notes and $0.7 million aggregate principal amount of our 6.75% Notes.

Note 11 - Stock-Based Compensation
Stock Plan
Stock-based compensation awards were granted to employees under the Company’s 2010 Long-Term Incentive Plan, as amended and restated as of May 10, 2016 (the “Stock Plan”). The Stock Plan was approved by the stockholders at the Annual Meeting of Stockholders on May 10, 2016. The Stock Plan authorizes the compensation committee or the board of directors to issue stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance-based awards, time-based awards, and other types of awards in cash or stock to key employees, consultants, and directors. The maximum number of shares that may be delivered pursuant to the awards granted under the Stock Plan is 1,120,000 shares of common stock. As of December 31, 2018 there were 252,072 shares remaining available under the Stock Plan. See Note 12 - Stockholders' Equity for details regarding the 1-for-15 reverse stock split.
Stock-Based Awards
Stock-based awards generally vest over three years. Stock-based compensation expense is recognized net of an estimated forfeiture rate, which is based on historical experience and adjusted, if necessary, in subsequent periods based on actual forfeitures. Stock-based compensation expense and cash compensation paid to the respective employees is included in our consolidated statements of operations in general and administrative expense. Tax deduction benefits for awards in excess of recognized compensation costs are reported as a financing cash flow.
In 2018, we issued three types of stock-based awards:

1.
Restricted stock units are service-based awards and entitle a grantee to receive a share of common stock on a specified vesting date. The grant-date fair value of nonvested units is determined based on the closing trading price of the Company’s shares on the grant date. These awards vest to the extent earned at the end of a three-year performance period. These awards are expensed ratably over the applicable vesting period and are settled in shares of our common stock upon vesting. These awards are considered equity awards.

2.
Time-based phantom stock units are service-based awards and represent the equivalent of one share of common stock as of the grant date. The value of these awards is based on the common stock price. These awards vest when earned at the end of the performance period which is generally 1 to 3 years. These awards are expensed ratably over the applicable vesting period and are settled in cash upon vesting. These awards are classified as liability awards.

3.	Performance-based phantom stock units are performance-based awards and we issued two types of performance-based awards:

a.
Performance cash units are performance-based awards that contain payout conditions which are based on our performance against a group of selected peer companies with regard to relative return on capital employed over a three-year performance period. Each unit has a nominal value of $100.0. A maximum of 200.0 percent of the number of units granted may be earned if performance at the maximum level is achieved. These awards vest to the extent earned at the end of a three-year performance period. These awards are expensed ratably over the applicable vesting period and are settled in cash upon vesting. These awards are classified as liability awards.

b.
Performance-based phantom stock units are performance-based awards denominated in a number of shares which contain payout conditions based on our performance against a group of selected peer companies with regard to relative total shareholder return over a three-year performance period. They represent a grant of hypothetical stock to the equivalent number of shares of common stock but, with the employee receiving cash upon vesting. We used a simulation-based option pricing approach to determine the fair value of these awards. A maximum of 250.0 percent of the number of units granted may be earned if performance at the maximum level is achieved. These awards vest to the extent earned at the end of the three-year performance period. These awards are expensed ratably over the applicable vesting period and are settled in cash upon vesting. These awards are classified as liability awards.

Restricted Stock Units
The following table presents restricted stock units granted, vested and forfeited during 2018 under the Stock Plan:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2018	302,338	$27.10
Granted	107,863	$12.51
Vested	(156,524)	$29.87
Forfeited	(18,079)	$23.82
Nonvested at December 31, 2018	235,598	$18.84
In 2018, 2017 and 2016 we issued 107,863 units, 180,728 units, and 219,742 units, respectively, to select key personnel. The per-share weighted-average grant-date fair value of units granted during 2018, 2017, and 2016 was $12.51, $21.19, and $31.06, respectively.
Total expense recognized relating to these awards for the years ended December 31, 2018, 2017, and 2016 was $2.8 million, $4.0 million, and $7.5 million, respectively, all of which was related to nonvested units. The total fair value of the units vested during the years ended December 31, 2018, 2017, and 2016 was $4.7 million, $8.6 million, and $10.0 million, respectively.
Nonvested units as of December 31, 2018 totaled 235,598 and total unrecognized compensation cost related to unamortized units was $1.4 million as of December 31, 2018. The remaining unrecognized compensation cost related to non-vested units will be amortized over a weighted-average vesting period of approximately 27 months.
Time-based Phantom Stock Units
The following table presents time-based phantom stock units granted, vested, and forfeited during 2018 under the Stock Plan:

Time-based Phantom Stock Units
Nonvested at January 1, 2018	68,759
Granted	106,530
Vested	(28,387)
Forfeited	(4,117)
Nonvested at December 31, 2018	142,785

In 2018, 2017 and 2016 we issued 106,530 units, 43,245 units, and 79,248 units, respectively, to select key personnel.
Total expense recognized relating to these awards for the year ended December 31, 2018 was a gain of $0.3 million, and expense recognized for the years ended 2017 and 2016 was nominal and $1.4 million, respectively.
Performance Cash Units
The following table presents performance cash units granted, vested, and forfeited during 2018 under the Stock Plan:

Performance Cash Units
Nonvested at January 1, 2018	23,021
Granted	16,149
Vested	(10,771)
Forfeited	(791)
Nonvested at December 31, 2018	27,608

In 2018, 2017, and 2016 we issued 16,149 units, 14,153 units, and 17,091 units, respectively, to select key personnel.

Total expense recognized relating to these awards for the years ended December 31, 2018, 2017, and 2016 was $0.2 million, $1.0 million, and $2.3 million, respectively.
Performance-based Phantom Stock Units
The following table presents performance-based phantom stock units granted, vested, and forfeited during 2018 under the Stock Plan:

Performance-based Phantom Stock Units
Nonvested at January 1, 2018	87,395
Granted	107,645
Vested	(48,937)
Forfeited	(3,778)
Nonvested at December 31, 2018	142,325

In 2018, 2017, and 2016 we issued 107,645 units, 44,020 units, and 77,652 units, respectively, to select key personnel.
Total expense recognized relating to these awards for the years ended December 31, 2018, 2017, and 2016 was a gain of $0.6 million, gain of $0.9 million, and an expense of $1.3 million, respectively.

Note 12 - Stockholders' Equity
Stock Issuance
In February 2017, we issued 800,000 shares (on a post-split basis or 12,000,000 shares on pre-split basis) of common stock, par value $0.16 2/3 per share, at the public offering price of $2.1 per share, and 500,000 shares of the Convertible Preferred Stock, par value $1.0 per share, with a liquidation preference of $100.0 per share, for total net proceeds of $72.3 million, after underwriting discount and offering expenses.
Unless converted earlier, each share of our Convertible Preferred Stock will automatically convert into between 2.8 and 3.2 shares (on a post-split basis) of our common stock (respectively, the “minimum conversion rate” and “maximum conversion rate”), subject to anti-dilution adjustments. The number of shares of our common stock issuable on conversion will be determined based on the volume weighted-average price of our common stock over the 20 consecutive trading day period beginning on, and including, the 23rd scheduled trading day immediately preceding March 31, 2020. Except in limited circumstances, at any time prior to March 31, 2020, a holder may convert Convertible Preferred Stock into shares of our common stock at the minimum conversion rate of 2.8 shares (on a post-split basis) of common stock per share of Convertible Preferred Stock, subject to anti-dilution adjustments.
Dividends
The dividends on our Convertible Preferred Stock are payable on a cumulative basis when, as and if declared by our board of directors, or an authorized committee of our board of directors, at an annual rate of 7.25 percent of the liquidation preference of $100.0 per share. We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock, or in any combination of cash and shares of our common stock on March 31, June 30, September 30 and December 31 of each year, commencing on June 30, 2017 and ending on, and including, March 31, 2020.
On February 28, 2018, the Company declared a cash dividend of $1.8125 per share of our Convertible Preferred Stock for the period beginning on December 31, 2017 and ending on March 30, 2018, which was paid on April 2, 2018 to holders of record of the Convertible Preferred Stock as of March 15, 2018. On May 10, 2018, the Company declared a cash dividend of $1.8125 per share of our Convertible Preferred Stock for the period beginning on March 31, 2018 and ending on June 29, 2018, which was paid on July 2, 2018 to holders of record of the Convertible Preferred Stock as of June 15, 2018. On August 23, 2018, the Company declared a cash dividend of $1.8125 per share of our Convertible Preferred Stock for the period beginning on June 30, 2018 and ending on September 29, 2018, which was paid on September 28, 2018 to holders of record of the Convertible Preferred Stock as of September 15, 2018. We have not declared or made any cash dividend payments on the Convertible Preferred Stock since the commencement of the Chapter 11 Cases.
Rights Plan
On July 12, 2018, the Board of Directors of the Company declared a dividend of one right (“Right”) for each outstanding share of common stock to common stockholders of record at the close of business on July 27, 2018, which was amended by the Board of Directors on August 23, 2018 (the “Rights Plan”). On August 23, 2018, our Board of Directors approved an amendment and restatement of the Rights Plan, dated as of July 12, 2018, between the Company and Equiniti Trust Company, as rights agent (as amended and restated, the “Section 382 Rights Plan”). The purpose of the Section 382 Rights Plan is to protect value by preserving the Company’s ability to use its net operating losses and foreign tax credits (“Tax Benefits”).
Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Fractional Share”) of Series A Junior Participating Preferred Stock, par value $1.0 per share, at a purchase price of $52.5 per Fractional Share, subject to adjustment. Initially, the Rights are attached to all outstanding shares of common stock. The Rights will separate from the common stock and a “Distribution Date” will occur, with certain exceptions, upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 4.9 percent or more of the outstanding shares of common stock, or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person’s becoming an Acquiring Person. Each person or group of affiliated or associated persons that was a beneficial owner of 4.9 percent or more of the outstanding shares of common stock at the time of the adoption of the Section 382 Rights Plan was grandfathered in at its then-current ownership level, but the Rights will become exercisable if at any time after the adoption of the Section 382 Rights Plan, such person or group increases its ownership of common stock by one share or more. Any person or group of affiliated or associated persons who proposes to acquire 4.9 percent or more of the outstanding shares of common stock may apply to our Board of Directors in advance for an exemption. The Rights are not exercisable until the Distribution Date and will expire at the earliest of (i) the close of business on August 23, 2021, (ii) the redemption or exchange of the Rights by the Company, (iii) the date on which our Board of Directors determines that the Rights Plan is no longer necessary for the preservation of a material Tax Benefit, (iv) the beginning of a taxable year of the Company for which our Board of Directors determines that no Tax Benefits may be carried forward, (v) July 12, 2019, if the affirmative vote of the majority of the Company’s stockholders has not been obtained with respect to ratification of the Rights Plan, and (vi) the occurrence of a “qualifying offer” (as described in the Section 382 Rights Plan). If the rights become exercisable, each holder other than the Acquiring Person (and certain related parties) will be entitled to acquire shares of common stock at a 50.0 percent discount or the Company may exchange each right held by such holders for two shares of common stock.
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
Note 13 - Earnings (Loss) Per Share (EPS)
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The effects of dilutive securities, unvested restricted stock, convertible debt and equity are included in the diluted EPS calculation, when applicable. Note 12 - Stockholders' Equity for details regarding the 1-for-15 reverse stock split.
The following table represents the computation of earnings per share for the twelve months ended December 31, 2018, 2017, and 2016 respectively:

	Year ended December 31,
Dollars in thousands, except per share amounts	2018	2017	2016
Basic EPS
Numerator
Net income (loss) available to common stockholders (numerator)	$(168,416)	$(121,752)	$(230,814)
Denominator
Weighted average shares outstanding	9,311,722	9,084,456	8,275,334
Number of shares used for basic EPS computation	9,311,722	9,084,456	8,275,334
Basic earnings (loss) per common share	$(18.09)	$(13.40)	$(27.89)

	Year ended December 31,
Dollars in thousands, except per share amounts	2018	2017	2016
Diluted EPS
Numerator
Net income (loss) available to common stockholders (numerator)	$(168,416)	$(121,752)	$(230,814)
Denominator
Number of shares used for basic EPS computation	9,311,722	9,084,456	8,275,334
Restricted stock units (1)	—	—	—
Convertible preferred stock (2)	—	—	—
Number of shares used for diluted EPS computation	9,311,722	9,084,456	8,275,334
Diluted earnings (loss) per common share	$(18.09)	$(13.40)	$(27.89)

(1)
For each of the years ended December 31, 2018, 2017, and 2016, all common shares potentially issuable in connection with outstanding restricted stock unit awards have been excluded from the calculation of diluted EPS as the Company incurred losses during the periods, therefore, inclusion of such potential common shares would be anti-dilutive.

(2)
Weighted average common shares issuable upon the assumed conversion of our Convertible Preferred Stock totaling 1,587,300 shares (on a post-split basis) were excluded from the computation of diluted EPS as such shares would be anti-dilutive.

Note 14 - Revenue from Contracts with Customers
We adopted the Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018, using the modified retrospective implementation method. Accordingly, we have applied the five-step method outlined in Topic 606 for determining when and how revenue is recognized to all contracts that were not completed as of the date of adoption. Revenues for reporting periods beginning as of January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported under the previous revenue recognition guidance. For contracts that were modified before the effective date, we have considered the modification guidance within the new standard and determined that the revenue recognized and contract balances recorded prior to adoption for such contracts were not impacted. While Topic 606 requires additional disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, its adoption has not had a material impact on the measurement or recognition of our revenues. As part of the adoption, no adjustments were needed to the consolidated balance sheets, statements of operations and statements of cash flows.
    Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. See Note 16 - Reportable Segments for further details on these business lines and revenue disaggregation amounts.
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
Due to the inherent uncertainty regarding the realization, we have elected to not recognize demobilization revenues until the uncertainty is resolved. Therefore, demobilization revenues are recognized once the related performance obligations have been completed.
Reimbursable Revenues
We generally receive reimbursements from our customers for the purchase of supplies, equipment, personnel services and other services provided at their request in accordance with a drilling contract or other agreement.
Such reimbursable revenues are variable and subject to uncertainty, as the amounts received and timing thereof is highly dependent on factors outside of our control. Accordingly, reimbursable revenues are not included in the total transaction price until the uncertainty is resolved, which typically occurs when the related costs are incurred on behalf of a customer. We are generally considered a principal in such transactions and record the associated revenues at the gross amount billed to the customer in our consolidated statements of operations. Such amounts are recognized once the services have been performed. Such amounts totaled $54.6 million, $57.8 million and $69.3 million for the year ended December 31, 2018, 2017 and 2016 respectively.
Rental Tools Services Business
Dayrate Revenues
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
Contract Costs
The following is a description of the different costs that we may incur for our contracts:
Mobilization Costs
These costs include certain direct and incremental costs incurred for mobilization of contracted rigs. These costs relate directly to a contract, enhance resources of the Company that will be used in satisfying its performance obligations in the future and are expected to be recovered. These costs are capitalized when incurred as a current or non-current asset (depending on the length of the initial contract term), and are amortized over the initial term of the related drilling contract. Current and non-current capitalized mobilization costs are included in other current assets and other non-current assets, respectively, on our consolidated balance sheet.
The balance for capitalized mobilization costs was $5.3 million and $3.1 million as of December 31, 2018 and December 31, 2017, respectively. There was no impairment loss in relation to capitalized costs. Amortization of capitalized mobilization costs was $6.7 million and $1.2 million for the year ended December 31, 2018 and 2017, respectively.
Demobilization Costs
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
Contract Liabilities
The following table provides information about contract liabilities from contracts with customers:

Dollars in thousands	December 31, 2018	December 31, 2017
Contract liabilities - current (Deferred revenue) (1)	$4,081	$1,581
Contract liabilities - non-current (Deferred revenue) (1)	2,441	1,568
Total contract liabilities	$6,522	$3,149

(1)
Contract liabilities - current and contract liabilities - non-current are included in accounts payable and accrued liabilities and other long-term liabilities respectively, in our consolidated condensed balance sheet as of December 31, 2018 and December 31, 2017.

Contract liabilities relate to mobilization revenues and capital modification revenues, where, we have unconditional right to cash or cash has been received but performance obligations have not been fulfilled. These liabilities are reduced and revenue is recognized as performance obligations are fulfilled.
Significant changes to contract liabilities balances during the year ended December 31, 2018 are shown below:

Dollars in thousands	Contract Liabilities
Balance at December 31, 2017	$(3,149)
Decrease due to recognition of revenue	4,879
Increase to deferred revenue during current period	(8,252)
Balance at December 31, 2018	$(6,522)

Transaction price allocated to the remaining performance obligations
The following table includes deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Balance at December 31, 2018
Dollars in thousands	2019	2020	2021	Beyond 2022	Total
Deferred revenue	$4,071	$898	$872	$681	$6,522

The revenues included above consist of mobilization and capital modification revenues for both wholly and partially unsatisfied performance obligations, which have been estimated for purposes of allocating across the entire corresponding performance obligations. The amounts are derived from the specific terms within contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at December 31, 2018. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in FASB ASC Topic No. 606-10-50-14A(b) and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts.
Note 15 - Employee Benefit Plan
The Company sponsors a defined contribution 401(k) plan (the “401(k) Plan”) in which substantially all U.S. employees are eligible to participate. The Company match was suspended in May 2016 and resumed in May 2017. During 2018 and 2017 the Company matched 25.0 percent of each participant’s pre-tax contributions in an amount not exceeding 6.0 percent of the participant’s compensation, up to the maximum amount of contributions allowed by law. The costs of matching contributions to the 401(k) Plan were $0.6 million, $0.7 million and $1.1 million in 2018, 2017 and 2016, respectively. 401(k) Plan participants hired prior to July 2017 become 100.0 percent vested immediately in the Company’s matching contributions, and 401(k) Plan participants hired after July 2017 become vested on a pro-rata basis over three years.

Note 16 - Reportable Segments
Our business is comprised of two business lines: (1) Drilling Services and (2) Rental Tools Services. We report our Drilling Services business as two reportable segments: (1) U.S. (Lower 48) Drilling and (2) International & Alaska Drilling. We report our Rental Tools Services business as two reportable segments: (1) U.S. Rental Tools and (2) International Rental Tools.
Within the four reportable segments, we have aggregated our Arctic, Eastern Hemisphere, and Latin America business units under International & Alaska Drilling, one business unit under U.S. (Lower 48) Drilling, one business unit under U.S. Rental Tools, and one business unit under International Rental Tools, for a total of six business units. The Company has aggregated each of its business units in one of the four reporting segments based on the guidelines of the FASB ASC Topic No. 280 - Segment Reporting. We eliminate inter-segment revenues and expenses. We disclose revenues under the four reportable segments based on the similarity of the use and markets for the groups of products and services within each segment.
Drilling Services Business
In our Drilling Services business, we drill oil, natural gas, and geothermal wells for customers globally. We provide this service with both Company-owned rigs and customer-owned rigs. We refer to the provision of drilling services with customer-owned rigs as our operations and management (“O&M”) service in which operators own their own drilling rigs, but choose Parker Drilling to operate and manage the rigs for them. The nature and scope of activities involved in drilling an oil or natural gas well is similar whether it is drilled with a Company-owned rig (as part of a traditional drilling contract) or a customer-owned rig (as part of an O&M contract). In addition, we provide project-related services, such as engineering, procurement, project management, commissioning of customer-owned drilling rig projects, operations execution, and quality and safety management. We have extensive experience and expertise in drilling geologically challenging wells and in managing the logistical and technological challenges of operating in remote, harsh, and ecologically sensitive areas.
U.S. (Lower 48) Drilling
Our U.S. (Lower 48) Drilling segment provides drilling services with our Gulf of Mexico (“GOM”) barge drilling rig fleet and markets our U.S. (Lower 48)-based O&M services. We also provide O&M services for a customer-owned rig offshore California. Our GOM barge rigs drill for oil and natural gas in shallow waters in and along the inland waterways and coasts of Louisiana, Alabama and Texas. The majority of these wells are drilled in shallow water depths ranging from 6 to 12 feet. Our rigs are suitable for a variety of drilling programs, from inland coastal waters requiring shallow draft barges, to open water drilling on both state and federal water projects requiring more robust capabilities. Contract terms typically consist of well-to-well or multi-well programs, most commonly ranging from 20 to 180 days.
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
We have rigs under contract in Alaska, Kazakhstan, the Kurdistan region of Iraq, Guatemala, Mexico, and on Sakhalin Island, Russia. In addition, we have O&M and ongoing project-related services for customer-owned rigs in California, Kuwait, Canada, Indonesia, and on Sakhalin Island, Russia.
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
    International Rental Tools
Our International Rental Tools segment maintains an inventory of rental tools and provides well construction, well intervention, and surface and tubular services to our customers in the Middle East, Latin America, Europe, and Asia-Pacific regions.

The following table represents the results of operations by reportable segment:

	Year Ended December 31,
Dollars in thousands	2018	2017	2016
Revenues: (1)
U.S. (Lower 48) Drilling	$11,729	$12,389	$5,429
International & Alaska Drilling	213,411	247,254	287,332
Total Drilling Services	225,140	259,643	292,761
U.S. Rental Tools	176,531	121,937	71,613
International Rental Tools	79,150	60,940	62,630
Total Rental Tools Services	255,681	182,877	134,243
Total revenues	$480,821	$442,520	$427,004
Operating gross margin: (2)
U.S. (Lower 48) Drilling	$(15,720)	$(20,656)	$(34,353)
International & Alaska Drilling	(21,936)	(6,248)	9,272
Total Drilling Services	(37,656)	(26,904)	(25,081)
U.S. Rental Tools	44,512	15,651	(22,372)
International Rental Tools	(11,684)	(24,087)	(27,859)
Total Rental Tools Services	32,828	(8,436)	(50,231)
Total operating gross margin (loss)	(4,828)	(35,340)	(75,312)
General and administrative expense	(24,545)	(25,676)	(34,332)
Loss on impairment	(50,698)	—	—
Provision for reduction in carrying value of certain assets	—	(1,938)	—
Gain (loss) on disposition of assets, net	(1,724)	(2,851)	(1,613)
Pre-petition restructuring charges	(21,820)	—	—
Reorganization items	(9,789)	—	—
Total operating income (loss)	(113,404)	(65,805)	(111,257)
Interest expense	(42,565)	(44,226)	(45,812)
Interest income	91	244	58
Other	(2,023)	126	367
Income (loss) before income taxes	$(157,901)	$(109,661)	$(156,644)

(1)
For the years ended December 31, 2018, 2017, and 2016, our largest customer, ENL, constituted approximately 25.7 percent, 31.3 percent, and 38.7 percent, respectively, of our total consolidated revenues and approximately 58 percent, 55.9 percent, and 57.5 percent, respectively, of our International & Alaska Drilling segment revenues.

Excluding reimbursable revenues of $47.2 million, $50.8 million, and $67.0 million, ENL constituted approximately 17.9 percent, 22.7 percent, and 27.5 percent, respectively, of our total consolidated revenues and approximately 48.0 percent, 46.1 percent, and 45.0 percent, respectively of our International & Alaska Drilling segment revenues.

(2)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

Other business segment information
The following table represents capital expenditures and depreciation and amortization by reportable segment:

	Year Ended December 31,
Dollars in thousands	2018	2017	2016
Capital expenditures:
U.S. (Lower 48) Drilling	$444	$230	$264
International & Alaska Drilling	7,444	3,673	5,258
U.S. Rental Tools	55,545	39,948	10,848
International Rental Tools	6,275	8,584	9,725
Corporate	859	2,098	2,859
Total capital expenditures	$70,567	$54,533	$28,954

Depreciation and amortization: (1)
U.S. (Lower 48) Drilling	$7,758	$13,521	$20,049
International & Alaska Drilling	36,072	46,950	55,236
U.S. Rental Tools	48,167	43,489	43,769
International Rental Tools	15,548	18,413	20,741
Total depreciation and amortization	$107,545	$122,373	$139,795

(1)
For presentation purposes, for the years then ended December 31, 2018, 2017 and 2016 depreciation for corporate assets of $8.4 million, $8.7 million, and $8.3 million, respectively, has been allocated to the corresponding reportable segments.

The following table represents identifiable assets by reportable segment:

	Year Ended December 31,
Dollars in Thousands	2018	2017
U.S. (Lower 48) Drilling	$30,283	$62,980
International & Alaska Drilling	366,856	421,753
U.S. Rental Tools	216,123	198,664
International Rental Tools	146,471	168,511
Total identifiable assets	759,733	851,908
Corporate	68,681	138,371
Total assets	$828,414	$990,279

Geographic information
The following table represents selected geographic information:

	Year Ended December 31,
Dollars in Thousands	2018	2017	2016
Revenues:
United States	$207,612	$177,630	$127,596
Russia	123,767	139,144	142,538
EMEA & Asia	92,568	64,572	79,870
Latin America	14,631	11,594	12,952
Other CIS	13,703	23,768	33,659
Other (1)	28,540	25,812	30,389
Total revenues	$480,821	$442,520	$427,004

Long-lived assets: (1)
United States	$369,106	$429,374
EMEA & Asia	89,696	108,621
Latin America	36,656	38,959
Other CIS	21,949	29,402
Russia	16,964	19,415
Total long-lived assets	$534,371	$625,771

(1)	Long-lived assets consist of property, plant and equipment, net.

Note 17 - Selected Quarterly Financial Data (Unaudited)

	2018
Year Dollars in thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$109,675	$118,603	$123,395	$129,148	$480,821
Operating gross margin (loss)	$(10,408)	$(167)	$1,932	$3,815	$(4,828)
Operating income (loss)	$(16,266)	$(8,933)	$(56,544)	$(31,661)	$(113,404)
Net income (loss)	$(28,796)	$(22,877)	$(70,951)	$(43,073)	$(165,697)
Net income (loss) available to common stockholders	$(29,702)	$(23,784)	$(71,857)	$(43,073)	$(168,416)
Basic earnings (loss) per common share (1) (2)	$(3.21)	$(2.56)	$(7.70)	$(4.60)	$(18.09)
Diluted earnings (loss) per common share (1) (2)	$(3.21)	$(2.56)	$(7.70)	$(4.60)	$(18.09)

	2017
Year Dollars in thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$98,271	$109,607	$118,308	$116,334	$442,520
Operating gross margin (loss)	$(19,745)	$(11,016)	$121	$(4,700)	$(35,340)
Operating income (loss)	$(27,137)	$(17,632)	$(6,815)	$(14,221)	$(65,805)
Net income (loss)	$(39,809)	$(29,888)	$(20,311)	$(28,693)	$(118,701)
Net income (loss) available to common stockholders	$(39,809)	$(31,127)	$(21,217)	$(29,599)	$(121,752)
Basic earnings (loss) per common share (1) (2)	$(4.59)	$(3.39)	$(2.30)	$(3.20)	$(13.40)
Diluted earnings (loss) per common share (1) (2)	$(4.59)	$(3.39)	$(2.30)	$(3.20)	$(13.40)

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

(2)	See Note 12 - Stockholders' Equity for details regarding the 1-for-15 reverse stock split.
Note 18 - Recent Accounting Pronouncements
Standards recently adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in FASB ASC Topic No. 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Effective January 1, 2018, we adopted ASU 2014-09 using the modified retrospective approach and it did not have a material impact on our consolidated balance sheets, statement of operations, and statements of cash flows. See Note 14 - Revenue from Contracts with Customers for further details.
Standards not yet adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires (a) an entity to separate the lease components from the non-lease components in a contract where the lease component will be accounted for under ASU 2016-02 and the non-lease component will be accounted for under ASU 2014-09, (b) recognition of lease assets and lease liabilities by lessees and derecognition of the leased asset and recognition of a net investment in the lease by the lessor and (c) additional disclosure requirements for both lessees and lessors. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, although early adoption is permitted. Under the updated accounting standard, we have determined that our drilling contracts contain a lease component. In July 2018, the FASB issued ASU 2018-11 which 1) provides for a new transition method whereby entities may elect to adopt the update using a prospective with cumulative catch-up approach and 2) provides lessors with an option to not separate non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant components. We adopted ASU 2016-02 on January 1, 2019 using modified retrospective transition method applied at the beginning of the period of adoption. We have elected certain available practical expedients. Our adoption, and the ultimate effect on our consolidated financial statements, will be based on an evaluation of the contract-specific facts and circumstances, and such effect could introduce variability to the timing of our revenue recognition relative to current accounting standards. We are evaluating the requirements to determine the effect such requirements may have on our consolidated balance sheets, statements of operations, statements of cash flows and on the disclosures contained in our notes to the consolidated financial statements upon the adoption of ASU 2016-02. While, the Company continues to evaluate all of the effects of the adoption of this ASU, the Company believes the most significant effects relate to (i) the recognition of new right-of-use assets and lease liabilities on the condensed consolidated balance sheet for the Company’s operating leases and (ii) providing significant new disclosures about the Company’s leasing activities. Depending on the results of the evaluation, our ultimate conclusions may vary. With respect to leases whereby we are the lessee, we expect to recognize lease liabilities and offsetting right of use assets of between $15 million and $25 million. However, we are still finalizing our evaluation of the overall impact.

Note 19 - Parent, Guarantor, Non-Guarantor Unaudited Consolidating Financial Statements (Unaudited)
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
There are currently no restrictions on the ability of the restricted subsidiaries to transfer funds to Parker Drilling in the form of cash dividends, loans or advances. Parker Drilling is a holding company with no operations, other than through its subsidiaries. Separate financial statements for each guarantor company are not provided as the Company complies with the exception to Rule 3-10(f) of Regulation S-X. All guarantor subsidiaries are owned 100.0 percent by the parent company.
We are providing consolidating condensed financial information of the parent, Parker Drilling, the guarantor subsidiaries, and the non-guarantor subsidiaries as of December 31, 2018 and December 31, 2017 and for the years ended December 31, 2018, 2017, and 2016. The consolidating condensed financial statements present investments in both the consolidated and unconsolidated subsidiaries using the equity method of accounting.

PARKER DRILLING COMPANY AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	December 31, 2018
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,905	$9,321	$33,376	$—	$48,602
Restricted cash	10,389	—	—	—	10,389
Accounts and notes receivable, net	—	48,598	87,839	—	136,437
Rig materials and supplies	—	1,650	34,002	593	36,245
Deferred costs	—	975	3,378	—	4,353
Other tax assets	—	—	2,949	—	2,949
Other current assets	8,088	10,241	9,600	—	27,929
Total current assets	24,382	70,785	171,144	593	266,904
Property, plant and equipment, net	(19)	369,529	164,861	—	534,371
Intangible assets, net	—	4,821	—	—	4,821
Rig materials and supplies	—	7,036	5,935	—	12,971
Deferred income taxes	1,918	(14,806)	15,031	—	2,143
Investment in subsidiaries and intercompany advances	2,871,807	3,024,736	4,264,747	(10,161,290)	—
Other non-current assets	(277,183)	257,204	507,932	(480,749)	7,204
Total assets	$2,620,905	$3,719,305	$5,129,650	$(10,641,446)	$828,414
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debtor in possession financing	$10,000	$—	$—	$—	$10,000
Accounts payable	(200,977)	222,903	511,770	(494,018)	39,678
Accrued liabilities	69,961	11,934	76,947	(123,457)	35,385
Accrued income taxes	88,494	(67,333)	(17,776)	—	3,385
Total current liabilities	(32,522)	167,504	570,941	(617,475)	88,448
Other long-term liabilities	2,867	4,128	4,549	—	11,544
Long-term deferred tax liability	—	—	510	—	510
Intercompany payables	1,918,709	1,487,904	2,719,884	(6,126,497)	—
Total liabilities not subject to compromise	1,889,054	1,659,536	3,295,884	(6,743,972)	100,502
Liabilities subject to compromise	600,996	—	—	—	600,996
Total stockholder's equity	130,855	2,059,769	1,833,766	(3,897,474)	126,916
Total liabilities and stockholders’ equity	$2,620,905	$3,719,305	$5,129,650	$(10,641,446)	$828,414

PARKER DRILLING COMPANY AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONSOLIDATING CONDENSED BALANCE SHEET
(Dollars in Thousands)
(Unaudited)

	December 31, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$75,342	$20,655	$45,552	$—	$141,549
Accounts and notes receivable, net	—	32,338	90,173	—	122,511
Rig materials and supplies	—	(3,025)	34,440	—	31,415
Deferred costs	—	17	3,128	—	3,145
Other tax assets	—	—	4,889	—	4,889
Other current assets	—	6,345	7,982	—	14,327
Total current assets	75,342	56,330	186,164	—	317,836
Property, plant and equipment, net	(19)	429,999	195,791	—	625,771
Goodwill	—	6,708	—	—	6,708
Intangible assets, net	—	7,128	—	—	7,128
Rig and materials and supplies	—	7,256	11,532	—	18,788
Deferred income taxes	15,144	(26,623)	12,763	—	1,284
Investment in subsidiaries and intercompany advances	2,955,050	2,970,220	3,956,747	(9,882,017)	—
Other non-current assets	(276,375)	257,121	512,870	(480,852)	12,764
Total assets	$2,769,142	$3,708,139	$4,875,867	$(10,362,869)	$990,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$(137,047)	$162,505	$510,083	$(494,018)	$41,523
Accrued liabilities	85,987	16,742	78,452	(123,458)	57,723
Accrued income taxes	76,883	(56,870)	(15,583)	—	4,430
Total current liabilities	25,823	122,377	572,952	(617,476)	103,676
Long-term debt, net	577,971	—	—	—	577,971
Other long-term liabilities	2,867	5,741	3,825	—	12,433
Long-term deferred tax liability	—	—	78	—	78
Intercompany payables	1,865,810	1,465,745	2,430,339	(5,761,894)	—
Total stockholders' equity	296,671	2,114,276	1,868,673	(3,983,499)	296,121
Total liabilities and stockholders’ equity	$2,769,142	$3,708,139	$4,875,867	$(10,362,869)	$990,279

PARKER DRILLING COMPANY AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Year ended December 31, 2018
	Parent		Guarantor		Non-Guarantor		Eliminations		Consolidated
Revenues	$—		$204,319		$327,266		$(50,764)		$480,821
Expenses:
Operating expenses	—		115,291		313,577		(50,764)		378,104
Depreciation and amortization	—		76,353		31,192		—		107,545
	—		191,644	—	344,769	—	(50,764)	—	485,649
Total operating gross margin (loss)	—		12,675		(17,503)		—		(4,828)
General and administrative expense (1)	23,568		(47,819)		(294)		—		(24,545)
Loss on impairment	—		(40,917)		(9,781)		—		(50,698)
Gain (loss) on disposition of assets, net	—		(1,347)		(377)		—		(1,724)
Pre-petition restructuring charges	(21,820)		—		—		—		(21,820)
Reorganization items	(9,789)	—	—	—	—	—	—		(9,789)
Total operating income (loss)	(8,041)		(77,408)		(27,955)		—		(113,404)
Other income (expense):
Interest expense	(45,696)		67		(9,214)		12,278		(42,565)
Interest income	572		721		11,076		(12,278)		91
Other	—		6		(2,029)		—		(2,023)
Equity in net earnings of subsidiaries	(87,548)		—		—		87,548		—
Total other income (expense)	(132,672)		794		(167)		87,548		(44,497)
Income (loss) before income taxes	(140,713)		(76,614)		(28,122)		87,548		(157,901)
Income tax expense (benefit):
Current tax expense	11,758		(10,241)		6,708		—		8,225
Deferred tax expense (benefit)	13,226		(11,865)		(1,790)		—		(429)
Total income tax expense (benefit)	24,984		(22,106)		4,918		—		7,796
Net income (loss)	(165,697)		(54,508)		(33,040)		87,548		(165,697)
Less: Convertible preferred stock dividend	2,719		—		—		—		2,719
Net income (loss) available to common stockholders	$(168,416)		$(54,508)		$(33,040)		$87,548		$(168,416)
(1)General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Year ended December 31, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Revenues	$—	$167,675	$355,859	$(81,014)	$442,520
Expenses:
Operating expenses	—	93,834	342,667	(81,014)	355,487
Depreciation and amortization	—	81,248	41,125	—	122,373
	—	175,082	383,792	(81,014)	477,860
Total operating gross margin (loss)	—	(7,407)	(27,933)	—	(35,340)
General and administrative expense (1)	(323)	(24,887)	(466)	—	(25,676)
Loss on impairment
Provision for reduction in carrying value of certain assets	—	—	(1,938)	—	(1,938)
Gain (loss) on disposition of assets, net	—	(243)	(2,608)	—	(2,851)
Total operating income (loss)	(323)	(32,537)	(32,945)	—	(65,805)
Other income (expense):
Interest expense	(47,135)	(220)	(7,906)	11,035	(44,226)
Interest income	831	744	9,704	(11,035)	244
Other	—	71	55	—	126
Equity in net earnings of subsidiaries	(40,752)	—	—	40,752	—
Total other income (expense)	(87,056)	595	1,853	40,752	(43,856)
Income (loss) before income taxes	(87,379)	(31,942)	(31,092)	40,752	(109,661)
Income tax expense (benefit):
Current tax expense	26,537	(22,524)	5,251	—	9,264
Deferred tax expense (benefit)	4,785	(7,763)	2,754	—	(224)
Total income tax expense (benefit)	31,322	(30,287)	8,005	—	9,040
Net income (loss)	(118,701)	(1,655)	(39,097)	40,752	(118,701)
Less: Convertible preferred stock dividend	3,051	—	—	—	3,051
Net income (loss) available to common stockholders	$(121,752)	$(1,655)	$(39,097)	$40,752	$(121,752)
(1)General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Year ended December 31, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Revenues	$—	$151,100	$382,094	$(106,190)	$427,004
Expenses:
Operating expenses	—	100,751	367,960	(106,190)	362,521
Depreciation and amortization	—	90,197	49,598	—	139,795
	—	190,948	417,558	(106,190)	502,316
Total operating gross margin (loss)	—	(39,848)	(35,464)	—	(75,312)
General and administrative expense (1)	(410)	(29,356)	(4,566)	—	(34,332)
Gain (loss) on disposition of assets, net	—	(565)	(1,048)	—	(1,613)
Total operating income (loss)	(410)	(69,769)	(41,078)	—	(111,257)
Other income (expense):
Interest expense	(48,160)	(642)	(6,434)	9,424	(45,812)
Interest income	758	695	8,029	(9,424)	58
Other	—	483	(116)	—	367
Equity in net earnings of subsidiaries	(94,469)	—	—	94,469	—
Total other income (expense)	(141,871)	536	1,479	94,469	(45,387)
Income (loss) before income taxes	(142,281)	(69,233)	(39,599)	94,469	(156,644)
Income tax expense (benefit):
Current tax expense	40,562	(35,251)	(203)	—	5,108
Deferred tax expense (benefit)	47,971	14,940	6,151	—	69,062
Total income tax expense (benefit)	88,533	(20,311)	5,948	—	74,170
Net income (loss)	(230,814)	(48,922)	(45,547)	94,469	(230,814)
Less: Convertible preferred stock dividend	—	—	—	—	—
Net income (loss) available to common stockholders	$(230,814)	$(48,922)	$(45,547)	$94,469	$(230,814)

(1)	General and administration expenses for field operations are included in operating expenses.

PARKER DRILLING COMPANY AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Year Ended December 31, 2018
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net income (loss)	$(165,697)	$(54,508)	$(33,040)	$87,548	$(165,697)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	(646)	—	$(646)
Currency translation difference on foreign currency net investments	—	—	(2,721)	—	$(2,721)
Total other comprehensive income (loss), net of tax:	—	—	(3,367)	—	(3,367)
Comprehensive income (loss)	$(165,697)	$(54,508)	$(36,407)	$87,548	$(169,064)

PARKER DRILLING COMPANY AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Year Ended December 31, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net income (loss)	$(118,701)	$(1,655)	$(39,097)	$40,752	$(118,701)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	—	—	643	—	643
Currency translation difference on foreign currency net investments	—	—	2,689	—	2,689
Total other comprehensive income (loss), net of tax:	—	—	3,332	—	3,332
Comprehensive income (loss)	$(118,701)	$(1,655)	$(35,765)	$40,752	$(115,369)

PARKER DRILLING COMPANY AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Year ended December 31, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net income (loss)	$(230,814)	$(48,922)	$(45,547)	$94,469	$(230,814)
Other comprehensive gain (loss), net of tax:
Currency translation difference on related borrowings	—	—	(691)	—	(691)
Currency translation difference on foreign currency net investments	—	—	(4,265)	—	(4,265)
Total other comprehensive gain (loss), net of tax:	—	—	(4,956)	—	(4,956)
Comprehensive income (loss)	$(230,814)	$(48,922)	$(50,503)	$94,469	$(235,770)

PARKER DRILLING COMPANY AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Year Ended December 31, 2018
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(165,697)	$(54,508)	$(33,040)	$87,548	$(165,697)
Adjustments to reconcile net income (loss):				—
Depreciation and amortization	—	76,353	31,192	—	107,545
Gain (loss) on disposition of assets, net	—	1,347	377	—	1,724
Deferred tax expense (benefit)	13,226	(11,865)	(1,790)	—	(429)
Loss on impairment	—	40,917	9,781	—	50,698
Reorganization items	7,538	—	—	—	7,538
Expenses not requiring cash	4,526	(302)	(8,498)	9,425	5,151
Equity in net earnings (losses) of subsidiaries	87,548	—	—	(87,548)	—
Change in assets and liabilities:
Accounts and notes receivable	—	(16,244)	1,009	—	(15,235)
Rig materials and supplies	—	(4,454)	5,296	(593)	249
Other current assets	(8,088)	(4,854)	2,082	—	(10,860)
Other non-current assets	1,042	3,315	8,763	(101)	13,019
Accounts payable and accrued liabilities	(63,054)	57,305	7,207	(10,947)	(9,489)
Accrued income taxes	11,611	(10,415)	(2,460)	—	(1,264)
Net cash provided by (used in) operating activities	(111,348)	76,595	19,919	(2,216)	(17,050)
Cash flows from investing activities:
Capital expenditures	—	(56,897)	(13,670)	—	(70,567)
Proceeds from the sale of assets	—	87	1,266	—	1,353
Net cash provided by (used in) investing activities	—	(56,810)	(12,404)	—	(69,214)
Cash flows from financing activities:
Proceeds from borrowing under DIP facility	10,000	—	—	—	10,000
Payment of DIP facility costs	(975)	—	—	—	(975)
Convertible preferred stock dividend	(3,625)	—	—	—	(3,625)
Payments of debt issuance costs	(1,443)	—	—	—	(1,443)
Shares surrendered in lieu of tax	(251)	—	—	—	(251)
Intercompany advances, net	48,594	(31,119)	(19,691)	2,216	—
Net cash provided by (used in) financing activities	52,300	(31,119)	(19,691)	2,216	3,706
Net increase (decrease) in cash, cash equivalents and restricted cash	(59,048)	(11,334)	(12,176)	—	(82,558)
Cash, cash equivalents and restricted cash at beginning of period	75,342	20,655	45,552	—	141,549
Cash, cash equivalents and restricted cash at end of period	$16,294	$9,321	$33,376	$—	$58,991

PARKER DRILLING COMPANY AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Year Ended December 31, 2017
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(118,701)	$(1,655)	$(39,097)	$40,752	(118,701)
Adjustments to reconcile net income (loss):				—
Depreciation and amortization	—	81,248	41,125	—	122,373
Gain (loss) on disposition of assets, net	—	243	2,608	—	2,851
Deferred tax expense (benefit)	4,785	(7,763)	2,754	—	(224)
Provision for reduction in carrying value of certain assets	—	—	1,938	—	1,938
Expenses not requiring cash	5,651	4,793	4,869	(11,062)	4,251
Equity in net earnings (losses) of subsidiaries	40,752	—	—	(40,752)	—
Change in assets and liabilities:
Accounts and notes receivable	—	(16,552)	13,495	(6,571)	(9,628)
Rig materials and supplies	—	(1,869)	6,579	—	4,710
Other current assets	(50,296)	34,096	14,881	—	(1,319)
Other non-current assets	361	(1,542)	3,234	6,605	8,658
Accounts payable and accrued liabilities	(41,885)	30,359	(7,925)	10,737	(8,714)
Accrued income taxes	79,319	(61,233)	(17,548)	—	538
Net cash provided by (used in) operating activities	(80,014)	60,125	26,913	(291)	6,733
Cash flows from investing activities:
Capital expenditures	—	(42,990)	(11,543)	—	(54,533)
Proceeds from the sale of assets	—	68	335	—	403
Net cash provided by (used in) investing activities	—	(42,922)	(11,208)	—	(54,130)
Cash flows from financing activities:
Proceeds from the issuance of common stock	25,200	—	—	—	25,200
Proceeds from the issuance of convertible preferred stock	50,000	—	—	—	50,000
Payment of equity issuance costs	(2,864)	—	—	—	(2,864)
Convertible preferred stock dividend	(2,145)	—	—	—	(2,145)
Shares surrendered in lieu of tax	(936)	—	—	—	(936)
Intercompany advances, net	21,101	(10,753)	(10,639)	291	—
Net cash provided by (used in) financing activities	90,356	(10,753)	(10,639)	291	69,255
Net increase (decrease) in cash, cash equivalents and restricted cash	10,342	6,450	5,066	—	21,858
Cash and cash equivalents at beginning of period	65,000	14,205	40,486	—	119,691
Cash and cash equivalents at end of period	$75,342	$20,655	$45,552	$—	$141,549

PARKER DRILLING COMPANY AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Year Ended December 31, 2016
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(230,814)	$(48,922)	$(45,547)	$94,469	$(230,814)
Adjustments to reconcile net income (loss):
Depreciation and amortization	—	90,197	49,598	—	139,795
(Gain) loss on debt modification	1,088	—	—	—	1,088
Accretion of contingent consideration	—	419	—	—	419
Gain (loss) on disposition of assets, net	—	565	1,048	—	1,613
Deferred tax expense (benefit)	47,971	14,940	6,151	—	69,062
Expenses not requiring cash	9,545	(4,900)	(2,127)	—	2,518
Equity in net earnings of subsidiaries	94,469	—	—	(94,469)	—
Change in assets and liabilities:
Accounts and notes receivable	—	25,848	34,543	—	60,391
Rig materials and supplies	—	(361)	(1,391)	—	(1,752)
Other current assets	50,296	(34,479)	(13,677)	—	2,140
Other non-current assets	(299)	441	3,755	—	3,897
Accounts payable and accrued liabilities	(121,016)	99,511	2,011	—	(19,494)
Accrued income taxes	(10,381)	(1,134)	5,093	—	(6,422)
Net cash provided by (used in) operating activities	(159,141)	142,125	39,457	—	22,441
Cash flows from investing activities:
Capital expenditures	—	(15,384)	(13,570)	—	(28,954)
Proceeds from the sale of assets	—	437	2,004	—	2,441
Net cash provided by (used in) investing activities	—	(14,947)	(11,566)	—	(26,513)
Cash flows from financing activities:
Payment for noncontrolling interest	(3,375)	—	—	—	(3,375)
Payment of contingent consideration	—	(6,000)	—	—	(6,000)
Shares surrendered in lieu of tax	(1,156)				(1,156)
Intercompany advances, net	154,687	(120,659)	(34,028)	—	—
Net cash provided by (used in) financing activities	150,156	(126,659)	(34,028)	—	(10,531)
Net increase (decrease) in cash and cash equivalents	(8,985)	519	(6,137)	—	(14,603)
Cash and cash equivalents at beginning of period	73,985	13,686	46,623	—	134,294
Cash and cash equivalents at end of period	$65,000	$14,205	$40,486	$—	$119,691

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and is (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
The Company’s management with the participation of the chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of the design and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of the board of directors.
Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
KPMG LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report with respect to our internal control over financial reporting as of December 31, 2018.
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

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be provided in an amendment to this Annual Report on Form 10-K/A.
Item 11. Executive Compensation
The information required by this item will be provided in an amendment to this Annual Report on Form 10-K/A.
Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters
The information required by this item will be provided in an amendment to this Annual Report on Form 10-K/A.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be provided in an amendment to this Annual Report on Form 10-K/A.
Item 14. Principal Accounting Fees and Services
The information required by this item will be provided in an amendment to this Annual Report on Form 10-K/A.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Consolidated financial statements of Parker Drilling Company and subsidiaries which are included in Part II, Item 8. Financial Statements and Supplementary Data:
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

2.2	—
Amended Joint Chapter 11 Plan of Reorganization of Parker Drilling Company and its Debtor Affiliates (incorporated by reference to Exhibit A of the Order Confirming the Amended Joint Chapter 11 Plan of Reorganization, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 11, 2019).

3.1	—	Restated Certificate of Incorporation of the Company, as amended on May 16, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

3.2	—
Certificate of Amendment of the Restated Certificate of Incorporation of Parker Drilling Company, dated as of July 12, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 13, 2018).

3.3	—
By-laws of Parker Drilling Company, as amended and restated as of March 9, 2017 (incorporated by reference to Exhibit 3.1 to Parker Drilling Company’s Current Report on Form 8-K filed on March 14, 2017).

3.4	—
Certificate of Designations of 7.25% Series A Mandatory Convertible Preferred Stock of Parker Drilling Company, dated February 27, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 27, 2017).

3.5	—
Certificate of Designations of Series A Junior Participating Preferred Stock of Parker Drilling Company, dated July 12, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 13, 2018).

4.1	—
Indenture, dated July 30, 2013, between Parker Drilling Company, the subsidiary guarantors from time to time parties thereto, as, collectively, Guarantors, and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to Parker Drilling Company’s Current Report on Form 8-K filed on July 31, 2013).

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

4.4	—	Form of 6.750% Senior Note due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 28, 2014).

4.5	—
Section 382 Rights Agreement, dated as of August 23, 2018, between Parker Drilling Company and Equiniti Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 24, 2018).

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

10.9	—	Parker Drilling Company 2018 Annual Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2018).*

10.10	—
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

10.13	—
Employment Agreement, dated as of September 17, 2012, by and between Parker Drilling Company and Gary Rich (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2012).*

10.14	—
Employment Agreement, dated as of January 1, 2017, by and between Parker Drilling Company and Bryan R. Collins (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2018).*

10.15	—
Employment Agreement dated September 21, 2017 by and between Parker Drilling Company and Michael W. Sumruld (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2017).*

10.16	—
Employment Agreement, dated as of April 2, 2018, by and between Parker Drilling Company and Jennifer F. Simons (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2018).*

10.17	—
Retirement and Separation Agreement, dated November 1, 2013, between Parker Drilling Company and Robert L. Parker, Jr. (incorporated by reference to Exhibit 10.1 to Parker Drilling Company’s Current Report on Form 8-K filed on November 4, 2013).*

10.18	—
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

10.19	—
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

10.20	—
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

10.21	—
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

10.22	—
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

10.23	—
Fifth Amendment to the Second Amended and Restated Credit Agreement, dated February 14, 2018, among Parker Drilling Company, as Borrower, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on February 21, 2018).

10.24	—
Sixth Amendment to the Second Amended and Restated Credit Agreement, dated July 12, 2018, among Parker Drilling Company, as Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2018).

10.25	—	Restructuring Support Agreement, dated December 12, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2018).

10.26	—	Amended and Restated Backstop Commitment Agreement, dated January 28, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2019).

10.27	—	First Amendment to the Restructuring Support Agreement, dated January 28, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed on February 2, 2019).

21	—	Subsidiaries of the Registrant.

23.1	—	Consent of KPMG LLP — Independent Registered Public Accounting Firm.

31.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	Michael W. Sumruld, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d-14(a) Certification.

32.1	—	Gary G. Rich, Chairman, President and Chief Executive Officer, 18 U.S.C. Section 1350 Certification.

32.2	—	Michael W. Sumruld, Senior Vice President and Chief Financial Officer, 18 U.S.C. Section 1350 Certification.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.
____________________________
* — Management contract, compensatory plan or agreement.

PARKER DRILLING COMPANY AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts

Classifications	Balance at beginning of year	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of year
Dollars in Thousands
Year Ended December 31, 2018
Allowance for bad debt	$7,564	309	(47)	(59)	$7,767
Allowance for obsolete rig materials and supplies	$809	1,041	—	(303)	$1,547
Deferred tax valuation allowance	$157,914	28,353	—	—	$186,267
Year Ended December 31, 2017
Allowance for bad debt	$8,259	444	(414)	(725)	$7,564
Allowance for obsolete rig materials and supplies	$1,166	65	—	(422)	$809
Deferred tax valuation allowance	$171,133	(14,625)	1,406	—	$157,914
Year Ended December 31, 2016
Allowance for bad debt	$8,694	1,483	4	(1,922)	$8,259
Allowance for obsolete rig materials and supplies	$626	978	(3)	(435)	$1,166
Deferred tax valuation allowance	$51,105	117,707	2,321	—	$171,133

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARKER DRILLING COMPANY

By:	/s/ Michael W. Sumruld
Michael W. Sumruld
Senior Vice President and Chief Financial Officer
Date: March 11, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Gary G. Rich	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 11, 2019
Gary G. Rich

By:	/s/ Michael W. Sumruld	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2019
Michael W. Sumruld

By:	/s/ Nathaniel C. Dockray	Principal Accounting Officer (Principal Accounting Officer)	March 11, 2019
Nathaniel C. Dockray

By:	/s/ Jonathan M. Clarkson	Director	March 11, 2019
Jonathan M. Clarkson

By:	/s/ Peter T. Fontana	Director	March 11, 2019
Peter T. Fontana

By:	/s/ Gary R. King	Director	March 11, 2019
Gary R. King

By:	/s/ Robert L. Parker Jr.	Director	March 11, 2019
Robert L. Parker Jr.

By:	/s/ Richard D. Paterson	Director	March 11, 2019
Richard D. Paterson

By:	/s/ Zaki Selim	Director	March 11, 2019
Zaki Selim