Form 10-K/A
period 2018-12-31
PARKER DRILLING CO /DE/
filed 2019-04-29
CIK 76321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A Amendment No. 1
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

(281) 406-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:
Common stock, par value $0.01 per share	New York Stock Exchange

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☑    No  ☐
At April 17, 2019, there were 15,044,739 shares of our common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Parker Drilling Company (the “Company,” “Parker,” “we,” “us,” and “our”) for the year ended December 31, 2018 that was originally filed with the SEC on March 11, 2019 (the “Original Filing”) and is being filed to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and restate in its entirety Part III of the Original Filing. Capitalized terms not otherwise defined in Part III of this Amendment shall have the same meanings assigned to such terms in Parts I and II of the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by Parker’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. The cover page of the Original Filing is also amended to (i) disclose our securities registered pursuant to Section 12(b) of the Exchange Act and to update the number of shares of our New Common Stock outstanding, in each case, due to our emergence from our cases under Chapter 11 of the United States Bankruptcy Code on March 26, 2019, (ii) uncheck the box with respect to disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, (iii) add the disclosure as to whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court, and (iv) delete the reference to portions of the Original Filing incorporated by reference.

This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

As previously disclosed, on December 12, 2018, Parker and certain of its U.S. subsidiaries (together with Parker, the “Debtors”), commenced voluntary Chapter 11 proceedings and filed a prearranged Joint Chapter 11 Plan of Reorganization of the Debtors under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases were jointly administered under the caption In re Parker Drilling Company, et al., Case No. 18-36958 (the “Chapter 11 Cases”). On January 21, 2019, the Debtors filed the Amended Joint Chapter 11 Plan of Reorganization of Parker and its Debtor Affiliates (as amended, modified or supplemented from time to time, the “Plan”). On March 7, 2019, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. On March 26, 2019 (the “Effective Date”), the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases.

Item 10: Directors, Executive Officers and Corporate Governance

Board of Directors

As of the Effective Date, by operation of and in accordance with the Plan, the following members of Parker’s then-existing board of directors (the “Board”) resigned as directors of the Company: Jonathan M. Clarkson, Peter T. Fontana, Gary R. King, Robert L. Parker Jr. and Richard D. Paterson. None of the resignations resulted from any disagreement with the Company regarding any matter related to the Company’s operations, policies, or practices.

Pursuant to, and as selected in accordance with the Plan, Parker’s board of directors consists of seven members, comprised of two members of the pre-Effective Date board of directors and five new members.

The following sets forth information as of April 17, 2019, concerning each director’s name, age, principal occupation or employment.

Name	Age	Position with Parker	Director Since
Eugene Davis	64	Independent Director and Chairman	March 26, 2019
Patrick Bartels	43	Independent Director	March 26, 2019
Michael Faust	58	Independent Director	March 26, 2019
Barry L. McMahan	64	Independent Director	March 26, 2019
Gary G. Rich	60	President, Chief Executive Officer and Director	October 1, 2012
Zaki Selim	62	Independent Director	March 10, 2015
L. Spencer Wells	48	Independent Director	March 26, 2019

Eugene Davis, Chairman
Eugene Davis is Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, or PIRINATE, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting, and hostile and friendly takeovers, proxy contests, and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and served as a chief executive officer, chief restructuring officer, director, committee chairman or chairman of a number of businesses operating in diverse sectors. From 1990 to 1997, Mr. Davis served as President, Vice Chairman, and Director of Emerson Radio Corporation and from 1996 to 1997 he served as Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc. He began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and was in private practice from 1984 to 1998. Mr. Davis serves as a director and chairman of the board for U.S. Concrete, Inc. and. In addition, Mr. Davis serves as a director of Sanchez Energy, Verso Corporation, VICI Properties Inc, and Mosaic Acquisition Corp., as well as certain non-SEC reporting companies. Mr. Davis was previously a director of the following public companies: Atlas Air Worldwide Holdings, Inc., Atlas Iron Limited, The Cash Store Financial Services, Inc., Dex One Corp., Global Power Equipment Group, Inc., Goodrich Petroleum Corp., Great Elm Capital Corporation, GSI Group, Inc., Hercules Offshore, Inc., HRG, Knology, Inc., SeraCare Life Sciences, Inc., Spansion, Inc., Spectrum and Titan Energy, LLC. Mr. Davis’ prior experience also includes having served on the board of directors of each of ALST Casino Holdco, LLC and Trump Entertainment Resorts, Inc. Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law.

Patrick Bartels
Patrick Bartels is a senior investment professional with 20 years of experience and currently serves as the Managing Member of Redan Advisors LLC. His professional experience includes investing in complex financial restructurings and process intensive situations in North America, Asia, and Europe in a broad universe of industries. Mr. Bartels has led creditors’ committees and served as a director on numerous public and private boards of directors with an extensive track-record of driving value-added returns for all stakeholders through governance, incentive alignment, capital markets transactions and mergers and acquisitions. Mr. Bartels currently serves on the board of directors of Arch Coal, Inc., Sungard Availability Services, LifeCare Holdings, Tuscany International Drilling, Payless Holdings, LLC and Vanguard Natural Resources, Inc. Mr. Bartels also served on the board of directors of WCI Communities, Inc. and TOUSA Liquidation Trust. Mr. Bartels was previously a Managing Principal of Monarch Alternative Capital LP in New York, a private investment firm that focuses primarily on distressed companies. Prior to joining Monarch Alternative Capital LP, Mr. Bartels was a high-yield investments analyst at Invesco Ltd. He began his career at PricewaterhouseCoopers LLP, where he was a Certified Public Accountant. Mr. Bartels received a Bachelor of Science in Accounting with a concentration in Finance from Bucknell University. He also holds the Chartered Financial Analyst designation.

Michael Faust
Michael Faust has 34 years of industry, financial and leadership experience within the oil and gas sector, including diverse geological, geophysical and technical reservoir experience spanning many different basins and formations throughout the world. Mr. Faust is the chief executive officer and director of Obsidian Energy Ltd. since March 2019, and is a consultant with Quartz Geophysical LLC, a geophysical consulting business. Mr. Faust is Lead Independent Director of SAExploration, Inc. Prior to these positions, Mr. Faust was the Vice President, Exploration and Land at ConocoPhillips Alaska, Inc. After joining Arco Alaska, Inc. in 1997, Mr. Faust held multiple senior positions up to and following Phillips Petroleum Co.’s acquisition of Arco Alaska, Inc. in 2000 and the subsequent merger between Phillips and Conoco Inc. In 2008, Mr. Faust was appointed Vice President of Exploration and Land at ConocoPhillips Canada Ltd. Prior to Arco Alaska, Inc., Mr. Faust also held various positions with Exxon Exploration Company and Esso Norge A.S. Mr. Faust holds a Master of Arts degree in Geophysics from the University of Texas after receiving his Bachelor of Science degree in Geology from the University of Washington.

Barry L. McMahan
Barry L. McMahan retired as Senior Vice President of Seneca Resources, a wholly owned subsidiary of National Fuel Gas Company, and was responsible for Seneca’s Operations in the U.S. Mr. McMahan joined Seneca in 1988 and managed Seneca’s California assets before being promoted to manage all company assets. Mr. McMahan has more than 34 years’ experience in oil and gas production development and management. As a member of Seneca’s senior management, Mr. McMahan was engaged in all aspects of both conventional and shale development. Mr. McMahan attended California Lutheran University where he majored in Finance. He was a member of the American Petroleum Institute, the Society of Petroleum Engineers and the Western States Petroleum Association, where he served on the Board of Directors. Mr. McMahan was named the Western States Petroleum Association’s Man of the Year in 1994 for his efforts in regulatory reform. In addition, he serves on the Board of Trustees and the endowment committee for Pyle’s Boys Camp, an organization serving at-risk disadvantaged young men in Southern California. Mr. McMahan joined the board of U.S. Well Services, a private equity backed pure play hydraulic fracturing services company with operations in the Appalachian basin and Texas. Mr. McMahan’s board service was concluded with a successful IPO in November of 2018. Mr. McMahan currently serves of the Board of Tribune Resources, where he chairs the compensation committee and serves on the audit committee.

Gary G. Rich
Gary Rich serves president and chief executive officer of Parker Drilling. He was elected President and Chief Executive Officer on October 1, 2012. An industry veteran with over 30 years of global technical, commercial and operations experience, Mr. Rich joined Parker Drilling after a 25 year career with Baker Hughes Incorporated where he successfully managed several of the company’s businesses, regions, and initiatives. Over his career he has held a progressive series of roles across a broad spectrum of focus areas including global sales and strategic marketing and business development; new technology, product and commercialization strategies; and operations, finance and business management.  Prior to joining Parker Drilling, Mr. Rich served as vice president of global sales for Baker Hughes, and prior to this role, he served as president of that company’s European operations. Previously, Mr. Rich was President of Hughes Christensen Company (HCC), a division of Baker Hughes primarily focused on the production and distribution of drilling bits for the petroleum industry.  Mr. Rich holds a B.S. in accounting from Brigham Young University and an M.S. in science and technology commercialization from the University of Texas.

Zaki Selim
Zaki Selim is the non-executive chairman and a member of the Board of Directors of Glasspoint, Inc., a manufacturer of solar steam generators for use in the oil and gas industry, a position he has held since 2013. He has also served as a senior advisor with First Reserve, a private equity investment firm focused on global energy and infrastructure investments, from 2013 to 2014. Mr. Selim also served as a director of the Board of Total Safety U.S., Inc., a privately held industrial safety service provider from 2012 to 2017. In 2017, Mr. Selim joined the Board of Directors of Paragon Offshore, a provider of offshore drilling services. An oil and gas industry veteran, Mr. Selim retired from Schlumberger in 2010 after a 29-year career with the company. From 1983 until 2010, he held progressive management positions within Schlumberger Limited, retiring as the area president for Oilfield Services – Middle East/Asia. From 2010 to 2012, Mr. Selim served as chief executive officer of PetroPro, an energy consulting business based in Dubai, U.A.E. Mr. Selim is a member of the Society of Petroleum Engineers (SPE), holds a bachelor’s degree in mechanical engineering from Cairo University’s Faculty of Engineering and attended the management program at Harvard Business School.

L. Spencer Wells
L. Spencer Wells is a Founding Partner of Drivetrain Advisors, LLC, a firm that provides fiduciary services, including board of director representation and creditor advisory and trustee services to the alternative investment industry. Prior to founding Drivetrain Advisors, Mr. Wells was a Partner and Senior Advisor at TPG Special Situations Partners where he was a senior member of a team of investment professionals managing a multi-billion dollar portfolio of distressed credit investments across several industries, including oil and gas, real estate, gaming and industrials. Mr. Wells has extensive experience servicing on the board of directors and currently serves on several boards, including Telford Offshore Holdings Ltd (fka Sea Trucks) (where he chairs the audit committee), NextDecade Corp. (where he chairs the audit committee), Samson Resouces II, LLC (including its compensation and audit committees), Vantage Drilling International, Town Sports International Holdings, Inc. (where he chairs the nominating and governance committee and is a member of the audit committees), Jones Energy Inc., Advanced Emissions Solutions, Inc. (where he chairs the board of directors and is a member of the finance committee) and Vanguard Natural Resources, Inc. (including the nomination and governance committee and audit committees). Mr. Wells previously served on the board of directors of Preferred Proppants LLC (through January 2018), Roust Corporation (through December 2017), Lily Robotics. Inc. (through September 2017), Affinion Group, Inc. (through July 2017), Syncora Holdings Ltd. (through December 2016), Global Geophysical Services, LLC (through October 2016), Navig8 Crude, Ltd. (through May 2015) and CertusHoldings. Inc. and CertusBank, N.A. (through April 2016). Mr. Wells is also a member of the board of trustees of Western Reserve Academy. Mr. Wells holds a Master of Business Administration from the Columbia Business School and a Bachelor of Arts, Psychology from Wesleyan University.

Executive Officers

Certain information concerning our executive officers as of the date of this Amendment is set forth below.

Name	Age	Position with Parker
Gary G. Rich	60	President, and Chief Executive Officer, Director
Michael W. Sumruld	48	Senior Vice President and Chief Financial Officer
Jon-Al Duplantier	52	President Rental Tools and Well Services
Bryan R. Collins	52	President, Drilling Operations
Jennifer F. Simons	42	Vice President, General Counsel & Corporate Secretary

Gary G. Rich - President & Chief Executive Officer
Gary Rich is the president and chief executive officer of Parker Drilling. He was elected president and chief executive officer on October 1, 2012 and Chairman on May 1, 2014. An industry veteran with over 30 years of global technical, commercial and operations experience, Mr. Rich joined to Parker Drilling after a 25 year career with Baker Hughes Incorporated where he successfully managed several of the company’s businesses, regions, and initiatives. Over his career he has held a progressive series of roles across a broad spectrum of focus areas including global sales and strategic marketing and business development; new technology, product and commercialization strategies; and operations, finance and business management. Prior to joining Parker Drilling, Mr. Rich served as vice president of global sales for Baker Hughes, and prior to this role, he served as president of that company’s European operations. Previously, Mr. Rich was President of Hughes Christensen Company (HCC), a division of Baker Hughes primarily focused on the production and distribution of drilling bits for the petroleum industry. Mr. Rich holds a B.S. in accounting from Brigham Young University and an M.S. in science and technology commercialization from the University of Texas.

Michael W. Sumruld - Senior Vice President, Chief Financial Officer
Mike Sumruld is senior vice president and chief financial officer (CFO) for Parker Drilling, appointed October 1, 2017. He manages the company’s investor relations, corporate development, treasury, accounting and finance, tax, financial planning and analysis, supply chain and information technology organizations. He most recently served as chief accounting officer for LyondellBasell Industries N.V., one of the largest plastics, chemicals, and refining companies in the world. In that role, he had global responsibility for corporate accounting, financial reporting, and internal controls. From 1998 through 2016, Mr. Sumruld worked at Baker Hughes Incorporated, a leading supplier of oilfield services, products, technology and systems to the worldwide oil and natural gas industry, where he held a range of financial roles, covering the U.S., Latin America, and the Eastern Hemisphere as well as global financial roles covering several product lines. Mr. Sumruld’s most recent roles at Baker Hughes include vice president and treasurer from 2013-2016; vice president finance eastern hemisphere from 2012 – 2013; and director, investor relations 2011. Mr. Sumruld is a certified public accountant and holds a bachelor’s degree in accounting from the University of Houston and an MBA from Texas A&M University.

Jon-Al Duplantier - President, Rental Tools and Well Services
Jon-Al Duplantier is president, rental tools and well services for Parker Drilling, appointed April 2, 2018. Prior to assuming this role, Mr. Duplantier served as the Company’s senior vice president, chief administrative officer and secretary. In 2017, he also served as interim chief financial officer of the Company. Mr. Duplantier joined Parker Drilling in 2009 as vice president and general counsel. Before joining Parker, he served in several legal and management roles at ConocoPhillips, including senior counsel, Exploration and Production; managing counsel, Indonesia; managing counsel, environmental; and general counsel, Dubai Petroleum Company, a subsidiary of ConocoPhillips at the time. Prior to joining ConocoPhillips, Mr. Duplantier served as a patent attorney for DuPont in Wilmington, Delaware. Mr. Duplantier is a respected and trusted leader with over 20 years’ experience in the energy industry. He received his juris doctor degree from Louisiana State University in 1992 and a bachelor’s degree in chemistry from Grambling State University.

Bryan R. Collins - President, Drilling Operations
Bryan Collins is the president, drilling operations of Parker Drilling, appointed January 1, 2018. He served as vice president – Arctic and Latin America operations from April 2016 to December 2016, and as Parker Drilling’s Vice President of Arctic operations from March 2013 to April 2016. Previously, he served as Parker Drilling’s global director of business development from February 2012 to March 2013. Before joining Parker Drilling, Mr. Collins served in various operational and senior management roles at Schlumberger, Ltd., including vice president for drilling & measurements operations in Russia and over 6 years as Schlumberger’s global account manager for ExxonMobil’s worldwide drilling operations based in Houston, Texas. Mr. Collins brings over 25 years in the upstream oilfield services business, serving in executive, operational, marketing, account management and general management roles in Russia, North America and South America. Mr. Collins holds a bachelor’s degree in computer science from Southwest Texas State University.

Jennifer F. Simons - Vice President, General Counsel & Corporate Secretary
Jennifer Simons was appointed vice president, general counsel & corporate secretary for Parker Drilling on April 2, 2018 to lead the company’s legal, compliance, and risk management organizations. Ms. Simons previously served as general manager of the company’s Atlantic Canada division. Under Ms. Simons’ leadership, the division received recognition for delivering safe, efficient, record-breaking operations with a culture of safety, teamwork, and integrity. Before relocating to Newfoundland in 2016, Ms. Simons served as managing counsel for the company’s Arctic Business Unit, having served in various legal roles of increasing responsibility since joining the company as corporate counsel in 2010. Prior to joining Parker Drilling, Ms. Simons represented energy, engineering, construction, and real estate clients at Chamberlain Hrdlicka White Williams & Martin, a national law firm headquartered in Houston. Ms. Simons received a juris doctor from University of Houston and a bachelor’s degree in Literature from University of Houston Clear Lake.

Director Independence

Our Board affirmatively determined that the following non-employee Directors, are independent under the NYSE Corporate Governance Listing Standards and Exchange Act Rules: Patrick Bartels, Eugene Davis, Michael Faust, Barry L. McMahan, Zaki Selim and L. Spencer Wells. The Board of Directors also determined that all members of the Audit Committee, Compensation Committee and Nominating and Governance Committee are independent under applicable NYSE and Exchange Act Rules for purposes of each committee on which they serve, including our Audit Committee.

There is no family relationship between any of the Directors or executive officers of the Company.

Board Structure and Nominations Process

Pursuant to our amended and restated certificate of incorporation, our Board consists of a single class of directors, with the initial term of office to expire at the annual meeting of stockholders to take place in 2020. At each annual meeting of stockholders, directors are elected to succeed those directors whose term has expired, for a term of office to expire at the next succeeding annual meeting of stockholders after their election. Subject to the rights of the holders of preferred stock that may be issued from time to time, the election of directors shall be determined by a plurality of the votes cast by the stockholders present in person or represented by proxy at the annual meeting of stockholders and entitled to vote thereon.

As previously disclosed, on the Effective Date and pursuant to the terms of the Plan and the Confirmation Order, we adopted amended and restated bylaws for the Company and as a result changes were made to the process by which a stockholder may nominate an individual to stand for election to our Board at our annual meeting of stockholders.

Any stockholder may nominate one or more persons for election to our Board at an annual meeting of stockholders if the stockholder complies with the advance notice, information and consent provisions contained in Section 3.02 of our amended and restated bylaws, which are briefly described as follows. To nominate a candidate, a stockholder must submit, among other information, certain details about the person as well as such other information about the person that would be required by the SEC rules to be included in a proxy statement, and a written questionnaire with respect to the background and qualification of such person (in a form to be provided by the Company’s corporate secretary). In addition, the stockholder must include the consent of the candidate with respect to such candidate’s election and commitment to serve if elected, and describe any relationships, arrangements or undertakings between the stockholder and the candidate regarding the nomination or otherwise. The stockholder must also provide information concerning its beneficial ownership in the Company’s stock, representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice and such other information about the stockholder that would be required by the SEC rules to be included in a proxy statement along with all other information required by our amended and restated bylaws.

A notice in proper written form from a stockholder wishing to submit a candidate for consideration should send such notice to the corporate secretary of Parker at its principal executive offices on 5 Greenway

Plaza, Suite 100, Houston, Texas 77046, containing the information detailed in our amended and restated bylaws, which should be submitted and received, and updated and supplemented as required, subject to the deadlines detailed therein.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities are required to file reports with the SEC, disclosing the amount and nature of their beneficial ownership in common stock, as well as changes in that ownership.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during and with respect to 2018, all of the Section 16(a) reports applicable to our officers, Directors and greater-than-10-percent stockholders were timely filed, except that a Form 4 was not timely filed on February 28, 2019 for a transaction that occurred on February 13, 2019.

Board Committees

Shortly after the appointment of the Board on the Effective Date, four standing committees of the Board were established comprised of non-employee directors: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Finance and Strategic Planning Committee. These committees are governed by charters adopted by the Board on April 24, 2019. The charters establish the purposes of the committees as well as committee membership guidelines. The charters also define the authority, responsibilities and procedures of the committee in relation to the committee’s role in supporting the Board and assisting the Board in discharging its duties in supervising and governing the Company. A copy of the charters are available on our website at www.parkerdrilling.com in the “About Us” section under “Governance.”

The Audit Committee

The Audit Committee is currently comprised of three members of the Board: Mr. Patrick Bartels, Chairman, Mr. Michael Faust, and Mr. Barry McMahan.

The Board has reviewed the qualifications of the members of the Audit Committee and determined that, in addition to satisfying the NYSE corporate governance listing standards for independence, each member of the Audit Committee satisfies the independence requirements of the SEC, pursuant to Rule 10A-3 under the Exchange Act.

In addition, the Board has previously determined that each member of the Audit Committee is financially literate, and that Mr. Bartels is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

The committee assists the Board in overseeing:

•	the integrity of (a) the process involved in the preparation of financial statements, and (b) auditing of the financial statements of the Company;

•	the independent registered public accounting firm’s qualifications and independence;

•	the performance of the internal audit function and the independent registered public accounting firm; and

•	the Company’s compliance with legal and regulatory requirements,

Compensation Committee

The current members of the Compensation Committee are Mr. Spencer Wells, Mr. Zaki Selim and Mr. Eugene Davis.

Nominating and Corporate Governance Committee

The current members of the Nominating and Corporate Governance Committee are Mr. Eugene Davis, Mr. Patrick Bartels, Mr. Michael Faust, Mr. Barry McMahan, Mr. Zaki Selim and Mr. Spencer Wells.

Finance and Strategic Planning Committee

The current members of the Finance and Strategic Planning Committee are Mr. Eugene Davis, Mr. Spencer Wells and Mr. Barry McMahan.

Policy on Business Ethics and Conduct

All of our Board members and employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, are required to abide by the Company’s Code of Conduct (“Code of Conduct”) to ensure that our business is conducted in accordance with the requirements of law and the highest ethical standards. The Code of Conduct contains provisions on financial ethics consistent with the ethics requirements of the SEC that were instituted pursuant to the Sarbanes-Oxley Act of 2002 (“SOX”) and the corporate governance listing standards of the NYSE.

The full text of the Code of Conduct is published on our website at www.parkerdrilling.com at “About Us” under the “Governance” section. In accordance with SEC rules, we will disclose on our website any future amendments to the Code of Conduct and any waivers of such code that affect Directors and executive officers and senior financial personnel within four business days following such amendment or waiver. Information contained on or available through our website is not a part of or incorporated into this Form 10-K or any other report that we may file with or furnish to the SEC.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Executive Summary

The following table sets forth information regarding the compensation awarded to, earned by, or paid to certain executive officers of the Company during the fiscal years ended December 31, 2018 and December 31, 2017. We are a “smaller reporting company” as such term is defined in the rules promulgated under the Securities Act and must comply with the executive compensation disclosure rules applicable to such “smaller reporting companies,” which require compensation disclosure for our principal executive officer, our two other most highly compensated executive officers and, if applicable, up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year. These officers are referred to herein as our “named executive officers.”
Our named executive officers are Gary Rich, our Chairman, President and Chief Executive Officer, who is our principal executive officer and Michael Sumruld, our Senior Vice President and Chief Financial Officer and Jon-Al Duplantier, our President, Rental Tools and Well Services, each of whom are our two other most highly-compensated executive officers. No additional individual terminated employment with us in 2018 whose compensation would have otherwise been disclosed but for the fact that the individual was not serving as one of our executive officers on December 31, 2018. Prior to April 2, 2018, Mr. Duplantier served as our Senior Vice President, Chief Administrative Officer, General Counsel and Secretary. Effective as of such date, he relinquished his responsibilities with respect to such position and was elected as our President, Rental Tools and Well Services.
The following table summarizes the total compensation for the named executive officers of the Company, each of whom is identified in the following table, for all services rendered in all capacities during the fiscal years ended December 31, 2018 and December 31, 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Gary Rich Chairman, President and CEO	2018	650,000	-	1,274,399	2,517,858	4,125	4,446,382
	2017	650,000	-	1,116,648	1,363,372	4,050	3,134,070

Michael Sumruld Senior VP and CFO	2018	375,000	-	417,966	691,744	4,125	1,488,835
	2017	375,000	-	175,000	-	397	550,397

Jon-Al Duplantier President, Rental Tools and Well Services	2018	400,000	-	445,838	903,713	4,125	1,753,676
	2017	400,000	33,333	454,070	522,332	12,144	1,421,879

(1)
For each of 2018 and 2017, the amounts in column (e) represent the aggregate grant date fair value of restricted stock units (the “RSUs”), time-based phantom stock units (the “time-based PhSUs”) and performance-based phantom stock units (the “performance-based PhPSUs”) granted in the applicable year to each of the named executive officers and calculated in accordance with Financial Accounting Standards Board ASC 718, Stock Compensation. For additional information relating to assumptions made by the Company in valuing the awards, see Note 11 to our consolidated financial statements included elsewhere in this Form 10-K. The grant date fair value of the performance-based PhPSUs is reported at the grant date based upon the probable outcome of the underlying performance conditions of such award. The grant date fair value of the performance-based PhPSUs assuming that the highest level of performance conditions will be achieved at 250% payout for Mr. Rich is $1,287,000, for Mr. Sumruld $325,181, and for Mr. Duplantier $346,866 for the awards granted in 2018. For the PhPSU awards granted in 2017 the amounts are $1,315,283 for Mr. Rich and $422,993 for Mr. Duplantier.

On July 12, 2018, the Board approved a reverse stock split (the “Reverse Stock Split”) of our common stock at a ratio of 1 for 15, which was effective on July 27, 2018. As a result of the Reverse Stock Split, every 15 pre-split shares of common stock outstanding combined into one new share of common stock. The numbers of RSUs, time-based PhSUs and performance-based PhPSUs below reflect the Reverse Stock Split adjustment.
On March 12, 2018, Mr. Rich was granted 30,506 RSUs, 30,506 time-based PhSUs and a target award of 45,760 performance-based PhPSUs, and on March 9, 2017, Mr. Rich was granted 11,930 RSUs, 11,930 time-based PhSUs and a target award of 17,895 performance-based PhPSUs. On March 12, 2018, Mr. Sumruld was granted 11,562 RSUs, 11,562 time-based PhSUs and a target award of 11,562 performance-based PhPSUs, and on October 1, 2017, Mr. Sumruld was granted 10,606 RSUs. On March 12, 2018, Mr. Duplantier was granted 12,333 RSUs, 12,333 time-based PhSUs and a target award of 12,333 performance-based PhPSUs, and on March 9, 2017, Mr. Duplantier was granted 5,755 RSUs, 5,755 time-based PhSUs and a target award of 5,755 performance-based PhPSUs.
The cash payment in settlement of vested time-based PhSUs and performance-based PhPSUs was previously reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. However, such values should not have been reported in the “Non-Equity Incentive Plan Compensation” column in such year, but instead the grant date fair value with respect to such awards should have been reported in the year of grant in the “Stock Awards” table. Consequently, the “Stock Awards” amount for 2017 has been amended to reflect the grant date fair value of the performance-based PhPSUs and time-based PhPSUs granted in 2017, in addition to the grant date fair value of the RSUs granted in 2017 that was previously reported.

(2)
The amounts in column (f) for 2018 represent the aggregate sum of the following amounts: (i) the pro-rated incentive cash compensation payments under the Incentive Compensation Plan (the “ICP”) to each of the named executive officers on July 19, 2018 with respect to 2018 performance ($325,000 for Mr. Rich; $140,625 for Mr. Sumruld; and $150,000 for Mr. Duplantier); (ii) the quarterly cash performance bonus payments made under the 2018 Annual Incentive Cash Compensation Plan on October 26, 2018 ($926,205 for Mr. Rich; $307,369 for Mr. Sumruld; and $327,860 for Mr. Duplantier) and on December 10, 2018 ($734,500 for Mr. Rich; $243,750 for Mr. Sumruld; and $260,000 for Mr. Duplantier); and (iii) payouts on March 6, 2019, of performance cash units (“PCUs”) granted in 2016 for a performance period ending in 2018 ($532,153 for Mr. Rich and $165,853 for Mr. Duplantier). The PCUs were denominated in dollars and were payable in cash after the completion of the applicable three-year performance period. The amounts included in the table with respect to the PCUs represent the Compensation Committee-approved payouts of the PCUs at 92.5% of target, reflecting our relative Return on Net Capital Employed (“ROCE”) performance versus our peer group over the three-year performance period, 2016-2018.

The amounts in column (f) for 2017 represent the aggregate sum of the following amounts: (i) incentive cash compensation payments under the ICP on March 15, 2018 ($650,000 for Mr. Rich and $300,000 for Mr. Duplantier) with respect to 2017 performance and (ii) payouts on March 8, 2018 of PCUs granted in 2015 for a performance period ending in 2017 ($713,372 for Mr. Rich and $222,332 for Mr. Duplantier). The amounts included in the table with respect to the PCUs represent the Compensation Committee-approved payouts of the PCUs at 124% of target, reflecting our relative ROCE performance versus our peer group over the three-year performance period, 2015-2017.
As described in footnote (1) of the Summary Compensation Table, the cash payment in settlement of vested time-based PhSUs and performance-based PhPSUs was previously reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. However, such values should not have been reported in the “Non-Equity Incentive Plan Compensation” column in such year, but instead the grant date fair value with respect to such awards should have been reported in the year of grant in the “Stock Awards” table. Consequently, the “Non-Equity Incentive Plan Compensation” amount for 2017 has been amended to exclude the PhSUs values included in the “Non-Equity Incentive Plan Compensation” for the Summary Compensation Table of our proxy statement for fiscal year 2018.

(3)
The amounts in column (g) represent that matching contribution made by the Company on behalf of each named executive officer pursuant to our 401(k) Plan as described below, which for 2018, was $4,125 for each of Mr. Rich, Mr. Duplantier and Mr. Sumruld.

Narrative to Summary Compensation Table

Employment Agreements

Prior Employment Agreements

We previously entered into employment agreements with each of the named executive officers (the “Prior Agreements”). The Prior Agreements provided for: (i) an initial term of employment that had since expired and generally thereafter was subject to automatic one-year renewal unless either party provided at least 60 days’ notice of non-renewal; (ii) annual base salary; and (iii) a target annual bonus opportunity. Each of the Prior Agreements subjected the applicable executive to a perpetual duty of confidentiality and non-disparagement and a one-year post-termination (x) non-solicitation covenant with respect to employees and customers and (ii) non-competition covenant. The Prior Agreements also entitled the executive to payments and benefits in connection with the executive’s qualifying termination of employment as described below.

New Employment Agreements

Effective as of March 26, 2019, we entered into employment agreements with each of the named executive officers. The new employment agreements superseded and replaced the Prior Agreements. The new employment agreements provide for: (i) a one-year initial term (subject to automatic annual one-year renewal unless either party provides at least 60 days’ notice of non-renewal); (ii) annual base salary (equal to $745,000, $385,000 and $425,000 for Mr. Rich, Mr. Sumruld and Mr. Duplantier, respectively); and (iii) a target annual bonus opportunity equal to 75% (or 100% for Mr. Rich) of the annual base salary. Prior to March 26, 2019, Mr. Rich’s, Mr. Sumruld’s and Mr. Duplantier’s annual base salary was $650,000, $375,000 and $400,000, respectively. Each of the employment agreements subject the applicable executive to: (x) a perpetual duty of confidentiality; (y) a two-year post-termination (a) non-disparagement covenant and (b) non-solicitation covenant with respect to employees, consultants, officers, or directors; and (z) a one-year post-termination (a) non-solicitation covenant with respect to the customers, contractors and consultants and (b) non-competition covenant. The new employment agreements also entitled the executive to payments and benefits in connection with the executive’s qualifying termination of employment as described below.

Incentive Plans and Awards

2018 Annual Incentive Cash Compensation Plan

On June 21, 2018, the Board adopted the 2018 Annual Incentive Cash Compensation Plan (the “2018 Plan”), effective as of July 1, 2018, under which certain executives, including the named executive officers, earned quarterly cash performance bonus (a “Quarterly Bonus”) with respect to July 1, 2018 through September 30, 2018 (the “First Quarter”) and October 1, 2018 through December 31, 2018 (the “Second Quarter”) and is eligible to earn a Quarterly Bonus with respect to January 1, 2019 through March 31, 2019 (the “Third Quarter” and together with the First and Second Quarters, the “Quarters”). The quarterly target bonus of each of the named executive officers is as follows: $734,500 for Mr. Rich; $243,750 for Mr. Sumruld; and $260,000 for Mr. Duplantier. The 2018 Plan is administered by the Compensation Committee.

The following Quarterly Bonus amount was paid to each of Mr. Rich, Mr. Sumruld and Mr. Duplantier, respectively, on October 26, 2018, with respect to the First Quarter based on 126.1% achievement of the target performance goals: $926,205, $307,369 and $327,860. The following Quarterly Bonus amount was paid to each of Mr. Rich, Mr. Sumruld and Mr. Duplantier, respectively, on December 10, 2018 prior to the end of the Second Quarter, with respect to the Second Quarter based on 100% achievement of the target performance goals: $734,500, $243,750 and $260,000. In January 2019, performance with respect to the Second Quarter was calculated and determined to be at 88% of target, as opposed to 100% of target. We will recoup the following amounts from each of the named executive officers on May 1, 2019 with respect to the Quarterly Bonus for the Second Quarter by reducing the Quarterly Bonuses payable with respect to the Third Quarter by such amounts: $88,140 from Mr. Rich (such that his aggregate Quarterly Bonus for the Second Quarter would have been $646,360); $29,250 from Mr. Sumruld (such that his aggregate Quarterly Bonus for the Second Quarter would have been $214,500); and $31,200 from Mr. Duplantier (such that his aggregate Quarterly Bonus for the Second Quarter would have been $228,800). For the Third Quarter, achievement of the performance goals was certified at 128.7% of target, therefore, the final Quarterly Bonuses will be paid on May 1, 2019: $857,162 for Mr. Rich, $284,456 for Mr. Sumruld, and $303,420 for Mr. Duplantier (after recouping the overpayment from the Second Quarter).

The 2018 Plan also provided that the executives were eligible to earn a Quarterly Bonus with respect to April 1, 2019 through June 30, 2019 (the “Fourth Quarter Bonus”) and for certain catch-up bonuses with respect to each Quarter following the First Quarter (the “Cumulative Bonus”); however, the Fourth Quarter Bonus was forfeited and canceled, effective as of March 26, 2019, and no Cumulative Bonuses have been paid.

The 2018 Plan also entitles the executives to certain payments in connection with the executive’s qualifying termination of employment as described below.

Incentive Compensation Plan

In connection with the implementation of the 2018 Plan and the achievement of certain performance goals with respect to the first six months of the 2018 fiscal year, effective as of June 30, 2018, the Board terminated any additional payments to be paid with respect to 2018 under our Incentive Compensation Plan and approved the payment of pro-rated incentive compensation awards to participants in the plan, including each of the named executive officers at target levels (100% of annual base salary for Mr. Rich; and 75% of annual base salary for each of Mr. Sumruld and Mr. Duplantier). On July 19, 2018, the following pro-rated incentive compensation awards were paid to the named executive officers: $325,000 for Mr. Rich; $140,625 for Mr. Sumruld; and $150,000 for Mr. Duplantier.

2010 Long-Term Incentive Plan

The Board and our stockholders approved our 2010 Long-Term Incentive Plan (as Amended and Restated as of May 10, 2016) (the “2010 LTIP”) on May 10, 2016. The 2010 LTIP amended and restated our 2010 Long-Term Incentive Plan (as Amended and Restated as of May 8, 2013). The number of shares of our common stock authorized for issuance under the 2010 LTIP was 1,120,000, as adjusted by the Reverse Stock Split and subject to awards previously granted under the plan and adjustment. Effective as of March 26, 2019, no additional awards will be granted under the plan.

2010 LTIP Award Agreements

The named executive officers were granted RSUs, time-based PhSUs, PCUs and performance-based PhPSUs under the terms and conditions of the 2010 Plan and forms of award agreements that remained outstanding as of December 31, 2018. All such awards were granted in each of March 2018, 2017 and 2016 to Mr. Rich and Mr. Duplantier; and all such awards were granted to Mr. Sumruld in March 2018. Mr. Sumruld also received an RSU award in October 2017. In March 2019, the unvested performance-based PhPSUs granted in 2017 and 2018 were forfeited and canceled for no consideration; and unvested RSUs and time-based PhSUs were canceled and cashed out at a per share price of $0.33. Each of Mr. Rich, Mr. Sumruld and Mr. Duplantier received a cash payment with respect to their unvested RSUs and time-based PhSUs equal to $29,217, $9,964 and $12,463, respectively, on March 13, 2019. The performance period for the performance-based PhPSUs and PCUs granted in 2016 expired on December 31, 2018 and these awards were settled with cash payments on March 6, 2019 of $12,718 and $3,964 to each of Mr. Rich and Mr. Duplantier, respectively, with respect to the performance-based PCUs and $532,153 and $165,853 to each of Mr. Rich and Mr. Duplantier, respectively, with respect to PCUs. The amount paid with respect to the performance-based PhPSUs represent the Compensation Committee-approved payouts of the performance-based PhPSUs at 0.695% of target, reflecting our total shareholder return over the three-year performance period, 2016-2018 and determined using the average closing price per share for the 20 trading days immediately preceding December 31, 2018 equal to $0.70.The amount paid with respect to the PCUs represent the Compensation Committee-approved payouts of the PCUs at 92.5% of target, reflecting our relative ROCE performance versus our peer group over the three-year performance period, 2016-2018.

The vesting of the PCUs granted to Mr. Rich and Mr. Duplantier in 2017, and to each of the named executive officers in 2018 was accelerated and such PCUs were paid out on March 18, 2019. Each of Mr. Rich, Mr. Sumruld and Mr. Duplantier received the following payments with respect to the PCUs granted in 2018, respectively: $68,640, $17,340, and $18,500. Each of Mr. Rich and Duplantier received the following payments with respect to the PCUs granted in 2017, respectively: $186,973 and $60,125. PCUs granted in 2017 were paid out at 32.5% of target, based on the achievement of the first one and two year performance periods, and those granted in 2018 were paid out at 10% of target, based on the achievement of the first one-year performance period.

Pursuant to the applicable award agreement, the RSUs and time-based PhSUs vested in three equal installments on each of the first three anniversaries of the date of grant, subject to the executive’s continued employment on the applicable vesting date, and were generally settled within 60 days of such vesting date with shares of our common stock for the RSUs or with a cash payment based on the per share closing price on the trading date prior to the vesting date for the time-based PhSUs, Pursuant to the applicable award agreement, the PCUs and performance-based PhPSUs vested at the end of a three-year performance period, subject to the executive’s continued employment at such date and (ii) the achievement of certain performance criteria; and were generally settled within 60 or 75 days, with a cash payment based on the number of vested awards times the product of (a) $100 (or, for the performance-based PhPSUs, the average closing price per share for the immediately preceding 20 trading days before the end of the Performance Period on December 31st) and (b) the award multiplier for the level of achievement of the performance criterion (target was 1.00, threshold was 0.25 and maximum was 2.00 or 2.50 for the performance-based PhPSUs). Such awards also have special vesting provisions in connection with the executive’s qualifying termination of employment or the occurrence of a “change in control” (as defined in the 2010 LTIP) as described below.

2019 Long-Term Incentive Plan

Effective as of March 26, 2019, the Board adopted the 2019 Long-Term Incentive Plan (as may be amended from time to time, the “2019 LTIP”) under which awards of non-statutory stock options (the “stock options”), stock appreciation rights (the “SARs”), restricted stock and other stock- or cash-based awards may be made to prospective and current employees and non-employee members of the Board. The purpose of the 2019 LTIP is to foster and promote our long-term financial success and to increase stockholder value. A summary description of the material features of the 2019 LTIP is set forth below. The following summary does not purport to be a complete description of all the provisions of the 2019 LTIP and is qualified in its entirety by reference to the 2019 LTIP.

Administration. The 2019 LTIP is administered by the Compensation Committee. The Compensation Committee shall have full power and authority to, among other things: (i) select plan award recipients; (ii) determine the type of awards to be granted; (iii) determine the number of shares to be covered by each award; (iv) determine the terms and conditions of awards; (v) interpret and administer the plan and any award agreement; (vi) establish such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the plan; and (xi) make any other determination and take any other action that the Compensation Committee deems necessary or desirable for administration of the Plan. Awards to any non-employee Board member shall be reviewed and approved by the Board (which functions as the Compensation Committee for this purpose).

Share Reserve. The shares authorized for grant under the 2019 LTIP shall equal 1,487,905, subject to adjustment. The following shares shall not be added to the shares authorized for grant: (i) shares tendered by the grantee or withheld by us in payment of the exercise price of a stock option; (ii) shares subject to a SAR that are not issued in connection with its stock settlement on exercise thereof, and (iii) shares reacquired by us on the open market or otherwise using cash proceeds from the exercise of stock options. The aggregate grant date fair value of awards to a non-employee Board member in any calendar year shall not exceed $500,000, subject to adjustment in accordance.

Transferability. In general, no award and no shares subject to an award that have not been issued or as to which any applicable restriction, performance or deferral period has not lapsed, may be sold, assigned, transferred, pledged or otherwise encumbered.

No Stockholder Rights. Except as otherwise provided for grants of restricted stock, a grantee will have no rights as a stockholder with respect to any shares until the issuance of evidence of ownership for such shares.

Adjustments. In the event of any subdivision or consolidation of outstanding shares, declaration of a dividend payable in shares or other stock split, any other recapitalization or capital reorganization, any consolidation or merger with another corporation or entity, our adoption of any plan of exchange affecting the New Common Stock or any distribution to holders of the New Common Stock of cash, securities or property (other than normal cash dividends or dividends payable in New Common Stock), then (i) the number of shares available for issuance under the 2019 LTIP, (ii) the number of shares covered by outstanding awards, (iii) the exercise price in respect of such awards, and (iv) the appropriate “fair market value” for such awards shall each be proportionately adjusted by the Compensation Committee to reflect such transaction. In connection with a corporate merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation (including a “change in control” as defined in the 2019 LTIP), the Compensation Committee may make such adjustments to awards or other provisions for the disposition of awards as it deems equitable, and shall be authorized, in its discretion, to (i) provide for the substitution or the assumption of the award, (ii) provide for the acceleration of the vesting and exercisability of, or lapse of restrictions with respect to, the award and, if the transaction is a cash merger, provide for the termination of any portion of the award that remains unexercised at the time of such transaction, (iii) provide for the acceleration of the vesting and exercisability of an award and the cancellation or settlement thereof in exchange for such payment as the Compensation Committee determines is a reasonable approximation of the value thereof, (iv) cancel any awards and direct us to deliver to the individuals who are the holders of such awards cash in an amount that the Compensation Committee shall determine is equal to the “fair market value” of such awards as of the date of such event, or (v) cancel stock options and give the individuals who are the holders of such stock options notice and opportunity to exercise prior to such cancellation.

Amendment and Termination. The Board may amend, modify, suspend or terminate the plan (and the Compensation Committee may amend or modify an award agreement), except that: (i) no amendment or alteration that would adversely affect the rights of any grantee in any material way under any award previously granted to such grantee shall be made without the consent of such grantee; and (ii) no amendment or alteration shall be effective prior to its approval by our stockholders to the extent stockholder approval is otherwise required by applicable legal requirements or the requirements of the securities exchange on which the New Common Stock is listed.

Clawback. Awards under the plan are subject to forfeiture or clawback to the extent required by applicable law, government regulation or stock exchange listing requirement.

2019 LTIP Award Agreements

Under the 2019 LTIP, and in connection with the Plan, the Board ratified the grant of 50% of the shares available under the plan as of March 26, 2019 in the form of stock options and RSUs (collectively, the “Emergence Grants”). The Emergence Grants include: (i) 148,222 RSUs and 222,333 stock options for Mr. Rich; (ii) 39,798 RSUs and 59,698 stock options for Mr. Sumruld; and (iii) 43,932 RSUs and 65,898 stock options for Mr. Duplantier. The stock options were granted at an exercise price equal to $23 per share.

Such awards vest in equal installments on each of the first three anniversaries of the date of grant, subject to the executive’s continued employment on the applicable vesting date. The vested stock options become exercisable on the vesting date; and the vested RSUs will be settled in shares within 10 days after the vesting date. Such awards also have special vesting provisions in connection with the executive’s qualifying termination of employment or the occurrence of a “change in control” (as defined in the 2019 LTIP) as described below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the outstanding equity awards held by each of our named executive officers as of December 31, 2018. As of December 31, 2018, no awards of stock options to our named executive officers were outstanding. The number of awards listed below reflect the effect of the Reverse Stock Split adjustment.

		Stock Awards
(a)		(g)	(h)	(i)	(j)
Name	Grant Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)(4)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(4)
Gary Rich	03/10/2016 (1)	5,809	1,975	-	-
	03/09/2017 (1)	7,953	2,704	-	-
	03/12/2018 (1)	30,506	10,372	-	-
	03/10/2016 (2)	5,809	1,975	-	-
	03/09/2017 (2)	7,953	2,704	-	-
	03/12/2018 (2)	30,506	10,372	-	-
	03/10/2016 (3)	-	-	26,141	8,888
	03/09/2017 (3)	-	-	4,473	1,521
	03/12/2018 (3)	-	-	11,440	3,890

Michael Sumruld	10/01/2017 (1)	7,070	2,404	-	-
	03/12/2018 (1)	11,562	3,931	-	-
	03/12/2018 (2)	11,562	3,931	-	-
	03/12/2018 (3)	-	-	2,890	983

Jon-Al Duplantier	03/10/2016 (1)	2,715	923	-	-
	03/09/2017 (1)	3,836	1,304	-	-
	03/12/2018 (1)	12,333	4,193	-	-
	03/10/2016 (2)	2,715	923	-	-
	03/09/2017 (2)	3,836	1,304	-	-
	03/12/2018 (2)	12,333	4,193	-	-
	03/10/2016 (3)	-	-	8,147	2,770
	03/09/2017 (3)	-	-	1,438	489
	03/12/2018 (3)	-	-	3,083	1,048

(1)
On March 12, 2018, Mr. Rich was granted 30,506 RSUs, Mr. Sumruld was granted 11,562 RSUs and Mr. Duplantier was granted 12,333 RSUs. On March 9, 2017, Mr. Rich was granted 11,930 RSUs and Mr. Duplantier was granted 5,755 RSUs (together, the “2017 RSUs”); and on October 1, 2017, Mr. Sumruld was granted 10,606 RSUs. On March 10, 2016, Mr. Rich was granted 17,427 RSUs and Mr. Duplantier was granted 8,147 RSUs (collectively, the “2016 RSUs”).

The RSUs vested in three equal installments on each of the first three anniversaries of the date of grant, subject to the executive’s continued employment on the applicable vesting date, and were generally settled within 60 days of such vesting date in shares of our common stock. One-third of the 2017 RSUs vested on March 9, 2018 and one-third of the RSUs granted to Mr. Sumruld in 2017 vested on October 1, 2018. One-third of the 2016 RSUs vested on March 10, 2017 and an additional one-third of the 2016 RSUs vested on March 10, 2018.

(2)
On March 12, 2018, Mr. Rich was granted 30,506 time-based PhSUs, Mr. Sumruld was granted 11,562 time-based PhSUs and Mr. Duplantier was granted 12,333 time-based PhSUs. On March 9, 2017, Mr. Rich Rich was granted 11,930 time-based PhSUs and Mr. Duplantier was granted 5,755 time-based PhSUs (together, the “2017 time-based PhSUs”). On March 10, 2016, Mr. Rich was granted 17,427 time-based PhSUs and Mr. Duplantier was granted 8,147 time-based PhSUs (together, the “2016 time-based PhSUs”).

The time-based PhSUs vested in three equal installments on each of the first three anniversaries of the date of grant, subject to the executive’s continued employment on the applicable vesting date, and were generally settled within 60 days of such vesting date with a cash payment based on the per share closing price on the trading date prior to the vesting date. One-third of the 2017 time-based PhSUs vested on March 9, 2018. One-third of the 2016 time-based PhSUs vested on March 10, 2017 and an additional one-third of the 2016 time-based PhSUs vested on March 10, 2018.

(3)
On March 12, 2018, Mr. Rich was granted a target award of 45,760 performance-based PhPSUs, Mr. Sumruld was granted a target award of 11,562 performance-based PhPSUs and Mr. Duplantier was granted a target award of 12,333 performance-based PhPSUs. On March 9, 2017, Mr. Rich was granted a target award of 17,895 and Mr. Duplantier was granted a target award of 5,755 performance-based PhPSUs. On March 10, 2016, Mr. Rich was granted a target award of 26,141 performance-based PhPSUs and Mr. Duplantier was granted a target award of 8,147 performance-based PhPSUs (collectively, the “2016 performance-based PhPSUs”).

The performance-based PhPSUs vested (i) at the end of a three-year performance period (ending on December 31, 2018 for the 2016 awards, December 31, 2019 for the 2017 awards and December 31, 2020 for the 2018 awards), subject to the executive’s continued employment at such date and (ii) the achievement of certain performance criteria, and were settled within 75 days, with a cash payment based on the number of vested awards times the product of (a) the average closing price per share for the 20 immediately preceding trading days and (b) the award multiplier for the level of achievement of the performance criterion (target was 1.00, threshold was 0.25 and maximum was 2.50). The numbers of performance-based PhPSUs granted in 2017 and 2018 reported in column (i) and payout values in column (j) are determined assuming achievement of threshold performance goals because performance during the last completed fiscal year for 2018 awards or fiscal years for the 2017 awards, in each case, during the applicable performance period for such awards, did not exceed threshold. The performance period for the 2016 performance-based PhPSUs expired on December 31, 2018. The numbers of performance-based PhPSUs granted in 2016 reported in column (i) and payout values in column (j) are determined assuming achievement of target performance goals because performance during the last completed fiscal years during the performance period for 2016 awards exceeded threshold.

(4)	The market value used to determine the values in columns (h) and (j) is based on the closing market price of our common stock on December 31, 2018 of $0.34 per share.

Pension Benefits and Nonqualified Deferred Compensation

None of our named executive officers participates in any defined benefit pension plan or nonqualified deferred compensation plan that we contribute to, sponsor or maintain. We sponsor a defined contribution 401(k) Plan in which substantially all U.S. employees (including the named executive officers) are eligible to participate. We match 25% of each participant’s pre-tax contributions in an amount not exceeding six percent of the participant’s compensation, up to the maximum amounts of contributions allowed by law. Starting in July 2017, newly hired employees will be vested in the employer match on a pro-rata basis over three years, while pre-existing employees remain 100 percent vested in the employer match contributions.

Potential Payments Upon a Termination or Change in Control

Employment Agreements

Prior Employment Agreements

Under each of the Prior Agreements, in the event of (x) our termination of the executive without “cause” (other than due to death or disability and as defined in the Prior Agreement), (y) for Mr. Rich alone, due to termination by him or the Company other than due to death or disability within 10 days following the end of the employment term (a “Non-Renewal Termination”), or (z) a resignation by the executive for “good reason” (as defined in the Prior Agreement), the executive was entitled to receive: (i) a lump sum payment generally equal to the sum of the executive’s annual base salary and target bonus (or, if greater, the sum of the executive’s highest annual base salary paid and highest annual bonus earned in the three calendar years immediately preceding the year of termination), multiplied by the “severance multiple” (as defined below); (ii) except for Mr. Rich in the event of his Non-Renewal Termination, a lump sum pro-rata annual bonus payment for the year of termination based on actual performance through the date of termination; (iii) if the termination had occurred after the end of the fiscal year, a lump sum payment for any earned but unpaid annual bonus for the year prior to the year of termination; (iv) except for Mr. Rich in the event of his Non-Renewal Termination, a lump sum payment equal to the executive’s annual base salary through the end of the month in which the termination occurs; and (v) other than for Mr. Sumruld, up to 24 months of continued coverage for the executive and the executive’s eligible dependents in health and dental benefits (the “Benefits Continuation Period”), which would have been reduced to 12 months for Mr. Rich in the event of his Non-Renewal Termination (the “Health Benefit”). In the event of such termination, Mr. Sumruld was entitled to a lump sum payment equal to the cost of 18 months of health and dental insurance coverage and not the Health Benefit. The “severance multiple” applicable was one and one-half (or two for Mr. Rich, which was to be reduced for him to one, in the event he experienced a Non-Renewal Termination). During the two-year period following a “change in control” (as defined in the Prior Agreement), the “severance multiple” applicable was increased to two (or three for Mr. Rich) and the Benefits Continuation Period was increased to 36 months (or for Mr. Sumruld only, a lump sum payment for 36 months of the cost of health and dental benefits).

New Employment Agreements

Under each of the new employment agreements, in the event of our termination of the executive without “cause” (other than due to death or disability and as defined below) or due to non-renewal of the employment agreement, or a resignation by the executive for “good reason” (as defined below) the executive is entitled to receive: (i) a lump sum payment equal to the sum of the executive’s annual base salary and target bonus, multiplied by the “severance multiple” (as defined below) (the “severance payment”); (ii) a lump sum pro-rata annual bonus payment for the year of termination based on actual performance through the date of termination; (iii) if the termination occurs after the end of the fiscal year, a lump sum payment for any earned but unpaid annual bonus for the year prior to the year of termination; and (iv) a lump sum payment of the executive’s (and eligible dependents’) health care continuation premiums for the number of years equal to the severance multiple. During the 18-month period following a “change in control” (as defined in the 2019 LTIP), the “severance multiple” to determine the severance payment amount applicable is two (or three for Mr. Rich); otherwise the “severance multiple” applicable is one and one-half (or two for Mr. Rich).

For purposes of the new employment agreements, “cause” generally means: (i) the refusal to perform the executive’s material job duties that continues after written notice from us; (ii) the executive’s material violation of our material policy that causes, or is reasonably likely to cause, material harm to our business or reputation of that is not cured within 15 days of written notice from us; (iii) the executive’s willful misconduct in the course of the executive’s duties that causes, or is reasonably likely to cause, material harm to our business or reputation; (iv) the executive’s conviction of a felony; or (v) the executive’s material breach of any of any restrictive covenants.

For purposes of the new employment agreements, “good reason” generally means the occurrence of any of the following events or conditions without the executive’s express written consent: (i) a material diminution in the executive’s titles, duties or authorities; (ii) a material diminution in the executive’s annual base salary or annual incentive cash compensation target amount; (iii) our material violation of the employment agreement; or (iv) a relocation of the executive’s primary office location by more than 50 miles if such relocation materially increases the executive’s commute.

Incentive Plans and Awards

2018 Annual Incentive Cash Compensation Plan

Under the 2018 Plan, in the event of the executive’s termination of employment with us or our subsidiaries due to death or disability, by us without “cause” (as defined above) or by the executive for “good reason” (as defined above) prior to the end of an applicable Quarter, the participant will be paid a pro-rated Quarterly Bonus in respect to such Quarter. In the event a participant’s employment with us or our subsidiaries is terminated for any other reason prior to the last day of the applicable Quarter, the participant will forfeit the right to any Quarterly Bonus in respect of that Quarter and all subsequent Quarters.

2010 LTIP Award Agreements

Under the RSU and the time-based PhSU award agreements, (x) in the event the executive was involuntarily terminated by us without “cause” (other than due to retirement, death or disability and as defined in the award agreement), the award vested on a pro rata basis, (y) in the event of the executive satisfied the eligibility requirements for retirement, the award vested on a pro rata basis and any remaining unvested award continued to vest until the earlier of the next vesting date or the termination of the executive’s employment; and (z) in the event of the executive’s termination due to disability or death, then the award vested in full. In the event of a “change in control” and the executive’s employment was involuntarily terminated without “cause” (other than due to retirement, death or disability) within two years following such “change in control,” then the award vested in full. Under the PCU and performance-based PhPSU award agreement, (x) in the event of the executive’s termination of employment due to death or disability during the performance period or (y) in the event of a “change in control” during the performance period and the executive’s employment was involuntarily terminated by us without “cause” (other than due to death, disability or retirement) within two years following the “change in control” and during the performance period, then the award vested at the 1.0 multiplier level. Except as provided above, if the executive’s employment was terminated for any reason, the unvested award would automatically expire and terminate.

2019 LTIP Award Agreements

Under the 2019 LTIP award agreements, the awards vested in full upon the occurrence of a “change in control” (as defined in the 2019 LTIP). In the event of the termination of the executive due to death, disability, involuntarily by us without “cause” (as defined above) or voluntarily by the executive due to “good reason” (as defined above), the next tranche of the award due to vest on the next vesting date will vest and, with respect to the stock options, the vested portion of the stock options will remain exercisable until the later of (i) five years after the date of grant and (ii) two years after such termination. If the executive’s employment is terminated for any other reason, then the executive shall immediately forfeit for the outstanding unvested as of such date.

DIRECTOR COMPENSATION TABLE FOR FISCAL YEAR 2018

The following table summarizes the total compensation for each member of the Board during the 2018 fiscal year, who is not also a named executive officer, for services rendered during the fiscal year ended December 31, 2018. Mr. Rich did not receive any compensation for his service on the Board in respect of 2018. Jonathan M. Clarkson, Peter T. Fontana, Gary R. King, Robert L. Parker Jr. and Richard D. Paterson resigned from the Board on March 26, 2019.

Each of the non-employee members of the Board were paid fees with respect to his service on the Board and/or any committees of the Board in 2018, which were paid quarterly. No other compensation was paid to any non-employee member of the Board with respect of service on the Board in 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All other compensation ($)	Total ($)
Jonathan M. Clarkson	205,000	-	-	205,000
Peter T. Fontana	187,500	-	-	187,500
Gary R. King	175,000	-	-	175,000
Robert L. Parker Jr.	162,500	-	-	162,500
Richard D. Paterson	207,500	-	-	207,500
Zaki Selim	202,500	-	-	202,500

Board members were also reimbursed for their travel expenses incurred in connection with attendance at Board and committee meetings and for Board education programs during 2018. Such reimbursements amounts are not included in the table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted otherwise, the following table sets forth information concerning beneficial ownership of the Company’s New Common Stock as of April 17, 2019, based on 15,044,739 shares issued and outstanding on such date, by (a) all persons known by the Company to be beneficial owners of more than five percent (5%) of such stock, (b) each Director of the Company, (c) each of the executive officers of the Company, including those named in the Summary Compensation Table, and (d) all Directors and the executive officers as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares. The address for each officer and Director is in care of Parker Drilling Company, 5 Greenway Plaza, Suite 100, Houston, Texas 77046.

AMOUNT AND NATURE OF SHARES BENEFICIALLY OWNED

NAME	SHARES OWNED (#) (1)	PERCENTAGE OF OUTSTANDING SHARES
Värde Partners, Inc. (2)	5,767,594	38.34%
Brigade Capital Management, LP (3)	3,425,708	22.77%
Highbridge Capital Management, LLC (4)	1,489,428	9.90%
Whitebox Advisors LLC (5)	1,489,428	9.90%
Gary G. Rich	23,261	*
Jon-Al Duplantier	7,485	*
Bryan Collins	2,839	*
Michael W. Sumruld	876	*
Jennifer F. Simons	311	*
Patrick Bartels	-	*
Eugene Davis	-	*
Michael Faust	-	*
Barry L. McMahan	-	*
Zaki Selim	-	*
L. Spencer Wells	-	*
Directors and executive officers as a group (11 persons)	34,722	*

*	Less than 1%

(1)
Includes shares for which the person has sole voting and investment power, or has shared voting and investment power with his/her spouse. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of New Common Stock subject to options or warrants currently exercisable or exercisable within 60 days after April 17, 2019, are deemed outstanding by such person, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Restricted stock units and options held by executive officers are not currently or within 60 days following April 17, 2019 vested or exercisable and are not included.

(2)
Based on information obtained from a Schedule 13D jointly filed on April 3, 2019 by The Värde Skyway Master Fund, L.P. (“Master Skyway Fund”), The Värde Skyway Fund G.P., LLC (“Skyway Fund GP”), Värde Investment Partners (Offshore) Master, L.P. (“VIP Offshore”), Värde Investment Partners, L.P. (“VIP”), Värde Investment Partners G.P., LLC (“VIP GP”), Varde Credit Partners Master, L.P. (“VCPM”), Värde Credit Partners G.P., LLC (“VCPM GP”), Värde Partners, L.P. (“Managing Member”), Värde Partners, Inc. (“General Partner”), and Mr. George Hicks (“Mr. Hicks”, and together with Master Skyway Fund, Skyway Fund GP, VIP Offshore, VIP, VIP GP, VCPM, VCPM GP, the Managing Member and the

General Partner, the “Värde Persons”). Master Skyway Fund directly holds 1,210,098 shares of New Common Stock. Skyway Fund GP is the general partner of Master Skyway Fund. VIP Offshore directly holds 1,257,615 shares of New Common Stock and VIP directly holds 1,593,496 shares of New Common Stock. VIP GP is the general partner of VIP Offshore and VIP. VCPM directly holds 1,706,385 shares of New Common Stock. VCPM GP is the general partner of VCPM. The Managing Member is the managing member of Skyway Fund GP, VIP GP and VCPM GP. The General Partner is the general partner of the Managing Member. Mr. Hicks is the Chief Executive Officer of the General Partner. Each of Mr. Hicks, the Managing Member and the General Partner may be deemed to beneficially own the New Common Stock held by the other Värde Persons. Each such Värde Person may be deemed to beneficially own the New Common Stock beneficially owned by the Värde Persons directly or indirectly controlled by it or him, but neither this filing nor any of its contents shall be deemed to constitute an admission that any Värde Person (other than Master Skyway Fund, VIP Offshore, VIP and VCPM and their respective general partners, to the extent they directly hold shares of New Common Stock) is the beneficial owner of New Common Stock referred to herein for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or for any other purpose and each of the Reporting Persons expressly disclaims beneficial ownership of such shares of New Common Stock. The business address of each of the Värde Persons is 901 Marquette Ave S., Suite 3300, Minneapolis, MN 55402.

(3)
Based on information obtained from a Schedule 13D jointly filed on April 4, 2019 by Brigade Capital Management, LP (“Brigade CM”), Brigade Capital Management GP, LLC (“Brigade GP”), Brigade Leveraged Capital Structures Fund Ltd. (“Brigade LCSF”), Brigade Energy Opportunities Fund LP (“Brigade EOF”), Brigade Capital GP, LLC (“Brigade EOF GP”), and Donald E. Morgan, III (“Mr. Morgan” and together with Brigade CM, Brigade GP, Brigade LCSF, Brigade EOF and Brigade EOF GP, the “Brigade Persons”). The shares of New Common Stock reported as beneficially owned are directly held by Brigade LCSF (792,382 shares of New Common Stock, including 15,885 shares of New Common Stock issuable upon exercise of warrants), Brigade EOF (945,229 shares of New Common Stock, including 82,723 shares of New Common Stock issuable upon exercise of warrants) and other private investment funds and accounts managed by Brigade CM (1,688,097 shares of New Common Stock, including 41,497 shares of New Common Stock issuable upon exercise of warrants). Brigade EOF GP is the general partner of Brigade EOF. Brigade CM is the investment manager of Brigade LCSF and Brigade EOF. Brigade GP is the general partner of Brigade CM. Mr. Morgan is the managing member of Brigade GP, a director of Brigade LCSF and the managing member of Brigade EOF GP. Brigade CM has the shared power to vote and dispose of 3,425,708 shares of New Common Stock; Brigade GP has the shared power to vote and dispose of 3,425,708 shares of New Common Stock; Brigade LCSF has the shared power to vote and dispose of 792,382 shares of New Common Stock; Brigade EOF has the shared power to vote and dispose of 945,229 shares of New Common Stock; Brigade EOF GP has the shared power to vote and dispose of 945,229 shares of New Common Stock; and Mr. Morgan has the shared power to vote and dispose of 3,425,708 shares of New Common Stock. The business address of the Brigade Persons other than Brigade LCSF is 399 Park Avenue, 16th Floor, New York, NY 10022. The business address of Brigade LCSF is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman KY1-9005, Cayman Islands.

(4)
Based on information provided to us by Highbridge Capital Management LLC (“HCM”) and Highbridge MSF International Ltd. (formerly known as “1992 MSF International Ltd.” (“MSF International”) and from a Form 4 filed on April 8, 2019 by HCM. The 2,025,813 shares of New Common Stock (including 1,385,928 shares of New Common Stock and shares of New Common Stock issuable upon exercise of warrants to purchase 639,885 shares of New Common Stock subject to a 9.90% blocker) reported as beneficially owned are held directly by MSF International (1,242,463 shares of New Common Stock and shares of New Common Stock issuable upon exercise of warrants to purchase 467,735 shares of New Common Stock subject to a 9.90% blocker) and 1992 Tactical Credit Master Fund, L.P. (“1992 Tactical”, and together with MSF International, the “Highbridge Funds”) (783,350 shares of New Common Stock and shares of New Common Stock issuable upon exercise of warrants to purchase 172,150 shares of New Common Stock subject to a 9.90% blocker). HCM serves as the trading manager of the Highbridge Funds and may be deemed to beneficially own the securities held by the Highbridge Funds. Each of the Highbridge Funds disclaims beneficial ownership of the shares held by it. The business address of HCM is 40 West 57th Street, 32nd Floor, New York, NY 10019 and the business address of each of the Highbridge Funds is c/o HedgeServe (Cayman) Ltd., P.O. Box 261, George Town, Grand Cayman KY1-1104, Cayman Islands.

(5)
Based on information derived from a Schedule 13G/A filed on April 5, 2019 and from a Form 4 filed on April 10, 2019, each filed by Whitebox Advisors, LLC (“WA”) and Whitebox General Partner LLC (“WGP”, and together with WA, the “Whitebox Persons”). The [1,513,097] shares of New Common Stock (including 1,415,462 shares of New Common Stock and shares of New Common Stock issuable upon exercise of warrants to purchase 97,635 shares of New Common Stock subject to a 9.90% blocker) reported as beneficially owned are held directly by certain private investment funds (the “Private Funds”) the investment manager of which is WA. Such shares of New Common Stock and warrants to purchase New Common Stock held by the Private Funds may be deemed to be beneficially owned by WA by virtue of its role as the investment manager of the Private Funds and WGP by virtue of its role as the general partner of the Private Funds. The business address of the Whitebox Persons is 3033 Excelsior Blvd., Suite 300, Minneapolis, MN 55416.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth the equity compensation plan information for plans approved by stockholders and the equity compensation plans not approved by stockholders as of December 31, 2018. The equity compensation plans were canceled upon our emergence from bankruptcy on the Effective Date and pursuant to the terms of the Plan and the Confirmation Order.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities reflected in Column A) (#) (2)
Equity compensation plans approved by stockholders	____	____	252,072
Equity compensation plans not approved by stockholders	____	____	____
Total	____	____	252,072

(1)  Excludes 624,326 shares that could be issued upon the vesting of RSUs granted under the 2010 Plan and outstanding as of December 31, 2018.
(2)  As of December 31, 2018, these shares were available for grants of equity-based incentive awards under the 2010 Plan.
The following table sets forth information regarding equity compensation plans as of the Effective Date.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities reflected in Column A) (#) (1)
Equity compensation plans approved by stockholders	____	____	743,953
Equity compensation plans not approved by stockholders	____	____	____
Total	____	____	743,953
(1)  Excludes 297,580 shares of New Common Stock that could be issued upon the vesting of RSUs granted under the 2019 Plan and outstanding as of the Effective Date.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Mr. Peter T. Fontana, one of our Directors in 2018, owned $550,000 aggregate principal amount of our 7.50% Senior Notes due 2020 and $650,000 aggregate principal amount of our 6.75% Senior Notes due 2022, each of which were no longer outstanding as of the Effective Date. The Corporate Governance Committee previously reviewed these transactions, which all occurred prior to the Effective Date, and determined that the continued ownership of the Company’s senior notes did not present a conflict of interest or otherwise impair the independence of Mr. Fontana, or his ability to render independent judgment under the Corporate Governance Listing Standards of the NYSE. This determination was reported to, and previously ratified by, the Board.

In connection with the rights offering conducted under the Plan, Mr. Rich, our CEO, purchased 10,536 shares of New Common Stock for $158,672.16.

Second Lien Term Loan Facility

As previously reported, on the Effective Date, pursuant to the terms of the Plan, Parker, as borrower, entered into a second lien term loan credit agreement (the “Second Lien Term Loan Agreement”) with the lenders party thereto (the “Second Lien Lenders”) and UMB Bank, N.A., as administrative agent (in such capacity, the “Second Lien Agent”), providing for term loans (the “Second Lien Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities” ) with initial aggregate commitments in the amount of $210.0 million. Pursuant to the terms of the Plan, on the Effective Date, the Second Lien Lenders were deemed to have made $210.0 million in aggregate principal amount of loans under the Second Lien Term Loan Agreement. The Second Lien Lenders include clients, funds and/or accounts of or advised by Värde Partners, L.P., Brigade Capital Management, LP, Highbridge Capital Management, LLC and Whitebox Advisors, LLC. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” above.

Registration Rights Agreement

As previously reported, pursuant to the Plan, on the Effective Date, Parker entered into a registration rights agreement (the “Registration Rights Agreement”) with clients, funds and/or accounts of or advised by Värde Partners, Inc., Brigade Capital Management, LP, Highbridge Capital Management, LLC and Whitebox Advisors, LLC. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” above.

Director Independence

See Item 10. “Directors, Executive Officers and Corporate Governance - Director Independence.”

ITEM 14 – Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by KPMG, the Company’s independent registered public accounting firm, for the audit of the Company’s financial statements for the years ended December 31, 2017 and 2018, respectively, and fees billed for other services rendered by KPMG during the same periods.

	2017	2018
Audit fees(1)	$2,907,650	$2,606,100
Audit related fees(2)	$54,991	$4,950
Tax related fees(3)	$369,050	$556,500
Total	$3,331,691	$3,167,550

(1)
Audit fees related to the annual financial statement audit, quarterly reviews of financial statements, statutory audits of foreign subsidiaries, and audits in conjunction with SOX Internal Control requirements.

(2)	Audit related fees are primarily for services not directly related to the Company’s annual financial statements, for example, periodic assistance and consultation related to filings with the SEC.

(3)
Tax-related fees for services consisting primarily of assisting Company affiliates in the preparation of foreign tax returns, tax structure review and evaluation, and other tax advice and compliance considerations.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Consistent with SEC rules and regulations regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation, and overseeing the work of the independent accountants. In response to these rules, prior to the Effective Date, the Audit Committee at that time previously established a policy in connection with the pre-approval of all audit and permissible non-audit services provided by the independent accountants. Such services are pre-approved to a specific dollar threshold. All other permitted services, as well as proposed services exceeding such specified dollar thresholds, must be separately approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Consolidated Financial Statements: Previously included in the Original Filing.

(2)
Consolidated Financial Statement Schedule: Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Filing.

(3)Exhibits:

Exhibit Number	Description
31.3	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.4	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this A to be signed on its behalf by the undersigned hereunto duly authorized.

PARKER DRILLING OCMPANY

By: /s/ Michael W. Sumruld
Michael W. Sumruld
Senior Vice President and Chief Financial Officer

Date: April 29, 2019