Form 10-Q
period 2019-03-31
PARKER DRILLING CO /DE/
filed 2019-05-09
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PKD	New York Stock Exchange
As of May 6, 2019 there were 15,044,739 common shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	Successor	Predecessor
	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,849	$48,602
Restricted cash	21,436	10,389
Accounts and notes receivable, net of allowance for bad debts of $0 at March 31, 2019 and $7,767 at December 31, 2018	168,444	136,437
Rig materials and supplies	17,839	36,245
Other current assets	19,577	35,231
Total current assets	355,145	266,904
Property, plant and equipment, net of accumulated depreciation of $0 at March 31, 2019 and $951,798 at December 31, 2018	303,970	534,371
Intangible assets, net (Note 4)	18,000	4,821
Deferred income taxes	4,269	2,143
Other non-current assets	32,997	20,175
Total assets	$714,381	$828,414
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debtor in possession financing (Note 2)	$—	$10,000
Accounts payable and accrued liabilities	135,583	75,063
Accrued income taxes	5,013	3,385
Total current liabilities	140,596	88,448
Long-term debt (Note 6)	210,000	—
Other long-term liabilities	20,035	11,544
Long-term deferred tax liability	950	510
Commitments and contingencies (Note 9)
Total liabilities not subject to compromise	371,581	100,502
Liabilities subject to compromise (Note 2)	—	600,996
Total liabilities	371,581	701,498

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	Successor	Predecessor
	March 31, 2019	December 31, 2018
	(Unaudited)
Stockholders' equity:
Predecessor preferred stock, $1.00 par value, 1,942,000 shares authorized, 500,000 shares issued and outstanding	—	500
Predecessor common stock, $0.16 2/3 par value, 18,666,667 shares authorized, 9,385,060 shares issued and outstanding (9,384,669 shares issued and outstanding in 2018)	—	1,398
Predecessor capital in excess of par value	—	766,347
Predecessor accumulated other comprehensive income (loss)	—	(6,879)
Successor common stock, $0.01 par value, 500,000,000 shares authorized, 15,044,374 shares issued and outstanding	150	—
Successor capital in excess of par value	342,650	—
Accumulated deficit	—	(634,450)
Total stockholders’ equity	342,800	126,916
Total liabilities and stockholders’ equity	$714,381	$828,414

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Predecessor
	Three Months Ended March 31,
	2019	2018
Revenues	$157,397	$109,675
Expenses:
Operating expenses	120,871	91,534
Depreciation and amortization	25,102	28,549
	145,973	120,083
Total operating gross margin (loss)	11,424	(10,408)
General and administrative expense	(8,147)	(6,201)
Gain (loss) on disposition of assets, net	384	343
Reorganization items	(92,977)	—
Total operating income (loss)	(89,316)	(16,266)
Other income (expense):
Interest expense	(274)	(11,240)
Interest income	8	23
Other	(10)	291
Total other income (expense)	(276)	(10,926)
Income (loss) before income taxes	(89,592)	(27,192)
Income tax expense (benefit)	656	1,604
Net income (loss)	(90,248)	(28,796)
Less: Predecessor preferred stock dividend	—	906
Net income (loss) available to common stockholders	$(90,248)	$(29,702)
Basic earnings (loss) per common share:	$(9.63)	$(3.21)
Diluted earnings (loss) per common share:	$(9.63)	$(3.21)
Number of common shares used in computing earnings per share:
Basic	9,368,322	9,251,066
Diluted	9,368,322	9,251,066

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Predecessor
	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(90,248)	$(28,796)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	141	276
Currency translation difference on foreign currency net investments	(518)	(576)
Total other comprehensive income (loss), net of tax:	(377)	(300)
Comprehensive income (loss)	$(90,625)	$(29,096)

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Predecessor
	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(90,248)	$(28,796)
Adjustments to reconcile net income (loss):
Depreciation and amortization	25,102	28,549
(Gain) loss on disposition of assets, net	(384)	(343)
Reorganization items	62,470	—
Deferred tax expense (benefit)	(1,685)	(543)
Expenses not requiring cash	2,575	1,107
Change in assets and liabilities:
Accounts and notes receivable	(32,842)	(4,179)
Other assets	(6,542)	10,011
Accounts payable and accrued liabilities	55,780	(17,962)
Accrued income taxes	688	(48)
Net cash provided by (used in) operating activities	14,914	(12,204)
Cash flows from investing activities:
Capital expenditures	(9,231)	(8,924)
Proceeds from the sale of assets	101	70
Net cash provided by (used in) investing activities	(9,130)	(8,854)
Cash flows from financing activities:
Proceeds from rights offering	95,000	—
Payment of amounts borrowed under debtor in possession financing	(10,000)	—
Payments of debt issuance costs	(490)	(1,148)
Predecessor preferred stock dividend	—	(906)
Shares surrendered in lieu of tax	—	(122)
Net cash provided by (used in) financing activities	84,510	(2,176)

Net increase (decrease) in cash and cash equivalents and restricted cash	90,294	(23,234)
Cash and cash equivalents and restricted cash at beginning of period	58,991	141,549
Cash and cash equivalents and restricted cash at end of period	$149,285	$118,315
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and Shares in Thousands)
(Unaudited)

	Shares	Preferred Stock	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2017 (Predecessor)	9,762	$500	$1,548	$(170)	$766,508	$(468,753)	$(3,512)	$296,121
Activity in employees’ stock plans	21	—	3	—	(126)	—	—	(123)
Amortization of stock-based awards	—	—	—	—	979	—	—	979
Predecessor preferred stock dividend	—	—	—	—	(906)	—	—	(906)
Comprehensive Income:
Net income (loss)	—	—	—	—	—	(28,796)	—	(28,796)
Other comprehensive income (loss)	—	—	—	—	—	—	(300)	(300)
Balances, March 31, 2018 (Predecessor)	9,783	$500	$1,551	$(170)	$766,455	$(497,549)	$(3,812)	$266,975

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and Shares in Thousands)
(Unaudited)

	Shares	Preferred Stock	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2018 (Predecessor)	9,885	$500	$1,568	$(170)	$766,347	$(634,450)	$(6,879)	$126,916
Activity in employees’ stock plans	—	—	—	—	—	—	—	—
Amortization of stock-based awards	—	—	—	—	1,446	—	—	1,446
Predecessor preferred stock dividend	—	—	—	—	—	—	—	—
Comprehensive Income:								—
Net income (loss)	—	—	—	—	—	(90,248)	—	(90,248)
Other comprehensive income (loss)	—	—	—	—	—	—	(377)	(377)
Balances, March 31, 2019 (Predecessor)	9,885	500	1,568	(170)	767,793	(724,698)	(7,256)	37,737
Cancellation of predecessor equity	(9,885)	(500)	(1,568)	170	(767,793)	724,698	7,256	(37,737)
Balances, March 31, 2019 (Predecessor)	—	—	—	—	—	—	—	—
Issuances of common stock	15,044	—	150	—	328,800	—	—	328,950
Issuances of warrants	—	—	—	—	14,687	—	—	14,687
Equity issuance costs	—	—	—	—	(837)	—	—	(837)
Balances, March 31, 2019 (Successor)	15,044	$—	$150	$—	$342,650	$—	$—	$342,800

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 1 - Summary of Significant Accounting Policies
Organization and Nature of Operations
Unless otherwise indicated, the terms “Company,” “Parker,” “we,” “us” and “our” refer to Parker Drilling Company, incorporated in Delaware, together with its wholly-owned subsidiaries, and “Parker Drilling” refers solely to the parent, Parker Drilling Company. Parker Drilling Company is an international provider of contract drilling and drilling-related services as well as rental tools and services. We have operated in over 60 countries since beginning operations in 1934, making us among the most geographically experienced drilling contractors and rental tools providers in the world.
Basis of Presentation
The consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are unaudited. In the opinion of the Company, these consolidated condensed financial statements include all adjustments which, unless otherwise disclosed, are of a normal recurring nature, necessary for their fair presentation for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The consolidated condensed financial statements presented herein should be read in connection with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Consolidation
The consolidated condensed financial statements include the accounts of the Company and subsidiaries in which we exercise control or have a controlling financial interest, including entities, if any, in which the Company is allocated a majority of the entity’s losses or returns, regardless of ownership percentage. If a subsidiary of Parker Drilling has a 50.0 percent or greater interest in an entity but Parker Drilling’s interest in the subsidiary or the entity does not meet the consolidation criteria described above, then that interest is accounted for under the equity method.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications did not materially affect our consolidated financial results.
Use of Estimates
The preparation of our consolidated condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements, and our revenues and expenses during the periods reported. Estimates are typically used when accounting for certain significant items such as legal or contractual liability accruals, self-insured medical/dental plans, impairment, income taxes and valuation allowance, operating lease right-of-use assets, operating lease liabilities and other items requiring the use of estimates. Estimates are based on a number of variables, which may include third party valuations, historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ from management estimates.
Cash, Cash equivalents and Restricted Cash
For purposes of the consolidated condensed balance sheets and the consolidated condensed statements of cash flows, the Company considers cash equivalents to be highly liquid debt instruments that have a remaining maturity of three months or less at the date of purchase.

	Successor	Predecessor
Dollars in thousands	March 31, 2019	December 31, 2018
Cash and cash equivalents	$127,849	$48,602
Restricted cash	21,436	10,389
Cash, cash equivalents and restricted cash at end of period	$149,285	$58,991

The restricted cash balance as of March 31, 2019 includes $20.6 million for professional fees escrow account and $0.8 million for professional fees. The restricted cash balance as of December 31, 2018 includes $9.8 million into a cash collateral account to support the letters of credit outstanding and $0.6 million held as compensating balances in the ordinary course of business for purchases and utilities.
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
Intangible Assets
Our intangible assets are related to customer relationships, developed technology and trade name, which are classified as definite lived intangibles, that are generally amortized over a weighted average period of approximately three to six years. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss. See Note 4 - Intangible Assets for further discussion.
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50.0 percent likely of being realized and changes in recognition or measurement are reflected in the period in which the change in judgment occurs. See Note 8 - Income Taxes for further details.
Leases
As lessee, our leases are primarily operating leases. See Note 5 - Operating Leases for further details.
As lessor, our leases are primarily operating leases which are included in revenue in our consolidated condensed income statement. See Note 11 - Revenue for further details.
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
Revenue Recognition
See Note 11 - Revenue for further discussion of our revenue recognition policy.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and natural gas companies. We generally do not require collateral on our trade receivables. We depend on a limited number of significant customers. Our largest customer, Exxon Neftegas Limited (“ENL”), constituted approximately 31.2 percent of our consolidated revenues for the three months ended March 31, 2019. Excluding revenues from reimbursable costs (“reimbursable revenues”) of $26.3 million, ENL constituted approximately 17.7 percent of our total consolidated revenues for the three months ended March 31, 2019.
As of March 31, 2019, and December 31, 2018, we had deposits in domestic banks in excess of federally insured limits of approximately $118.3 million and $27.5 million, respectively. In addition, we had uninsured deposits in foreign banks as of March 31, 2019, and December 31, 2018, of $35.3 million and $32.9 million, respectively.
Earnings (Loss) Per Share (EPS)
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The effects of dilutive securities, stock options, unvested restricted stock, assumed conversion of convertible stock and convertible debt are included in the diluted EPS calculation, when applicable. See Note 10 - Earnings (Loss) Per Common Share (“EPS”) for further details.
Bankruptcy
On December 12, 2018 (the “Petition Date”), Parker Drilling and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed a prearranged plan of reorganization (the “Plan”) and commenced voluntary petitions under chapter 11 (the “Chapter 11 Cases”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Plan was confirmed by the Bankruptcy Court on March 7, 2019, and the Debtors emerged from the bankruptcy proceedings on March 26, 2019. The consolidated financial statements included herein have been prepared as if we were a going concern and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852 - Reorganizations (“Topic 852”). See Note 2 - Chapter 11 Emergence and Note 3 - Fresh Start Accounting for further details.

Note 2 - Chapter 11 Emergence
On December 12, 2018, prior to the commencement of the Chapter 11 Cases, the Debtors entered into a restructuring support agreement (as amended on January 28, 2019, the “RSA”) with certain significant holders of (1) 7.50% Senior Notes, due 2020 (the “7.50% Note Holders”) issued pursuant to the indenture (the “7.50% Notes Indenture”) dated July 30, 2013 (the “7.50% Notes”), by and among Parker Drilling, the subsidiary guarantors party thereto and Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), (2) 6.75% Senior Notes, due 2022 (the “6.75% Note Holders”) issued pursuant to the indenture (the “6.75% Notes Indenture”) dated January 22, 2014 (the “6.75% Notes” and together with the 7.50% Notes, the “Senior Notes”), by and among Parker Drilling, the subsidiary guarantors party thereto and the Trustee, (3) Parker Drilling’s existing common stock (the “Predecessor Common Stock”) and (4) Parker Drilling’s 7.25% Series A Mandatory Convertible Preferred Stock (the “Predecessor Preferred Stock” and such holders to support a restructuring (the “Restructuring”) on the terms set forth in the Plan.
On the Petition Date, the Debtors filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas pursuant to a prearranged plan of reorganization. The Plan was confirmed by the Bankruptcy Court on March 7, 2019, and the Debtors emerged from the bankruptcy proceedings on March 26, 2019.
References to “Successor” relate to the consolidated condensed income statement or consolidated condensed balance sheet of the reorganized Company as of and subsequent to March 31, 2019. References to “Predecessor” relate to the consolidated condensed balance sheet of the Company prior to, and consolidated condensed income statement through and including, March 31, 2019.
On March 26, 2019:

(1)	the Company amended and restated its certificate of incorporation and bylaws;

(2)	the Company appointed new members to the Successor’s board of directors to replace directors of the Predecessor;

(3)	the Company issued:

•	2,827,323 shares of Successor Common Stock were issued pro rata to 7.50% Note Holders;

•	5,178,860 shares of Successor Common Stock were issued pro rata to 6.75% Note Holders;

•	90,558 shares of Successor Common Stock and 1,032,073 Successor warrants to purchase 1,032,073 shares of Successor Common Stock were issued pro rata to holders of the Predecessor Preferred Stock;

•	135,838 shares of Successor Common Stock and 1,548,109 Successor warrants to purchase 1,548,109 shares of Successor Common Stock were issued pro rata to holders of the Predecessor Common Stock;

•
504,577 shares of Successor Common Stock were issued to commitment parties under that certain Backstop Commitment Agreement, dated December 12, 2018 and amended and restated on January 28, 2019, (as amended and restated, the “Backstop Commitment Agreement”) in respect of the commitment premium due thereunder;

•
1,403,910 shares of Successor Common Stock were issued to the commitment parties under the Backstop Commitment Agreement in connection with their backstop obligation thereunder to purchase unsubscribed shares of Successor Common Stock; and

•
4,903,308 shares of Successor Common Stock were issued to participants in the rights offering extended by Parker to the applicable classes under the Plan (including to the commitment parties party to the Backstop Commitment Agreement).

Reorganization Items
Any expenses, gains and losses that are realized or incurred subsequent to and as a direct result of the Chapter 11 Cases are recorded under reorganization items on our consolidated condensed statements of operations.
Reorganization items were $93.0 million for the three months ended March 31, 2019, which consisted of:

Predecessor
Dollars in thousands	March 31, 2019
Gain on settlement of liabilities subject to compromise	$(191,129)
Fresh start valuation adjustments	242,567
Professional fees	30,107
Backstop premium on the rights offering paid in stock	11,033
Other	399
Reorganization items	$92,977

Reorganization items paid during the three months ended March 31, 2019 and 2018 were $8.6 million and zero, respectively.
Debtor in Possession Financing
Amounts outstanding against the debtor in possession financing facility were zero and $10.0 million as of March 31, 2019 and December 31, 2018, respectively. The debtor in possession financing facility was terminated as of March 26, 2019.
Liabilities Subject To Compromise
Pre-petition unsecured and under-secured obligations that could have been impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise on our Predecessor consolidated condensed balance sheet. These liabilities were reported at the amounts allowed as claims by the Bankruptcy Court.
Liabilities subject to compromise consisted of:

	Successor	Predecessor
Dollars in thousands	March 31, 2019	December 31, 2018
Predecessor 6.75% senior notes, due July 2022	$—	$360,000
Predecessor 7.50% senior notes, due August 2020	—	225,000
Accrued interest on predecessor senior notes	—	15,996
Liabilities subject to compromise	$—	$600,996

Contractual interest expense for the three months ended March 31, 2019 on our senior notes amounts to $10.3 million; however, no interested expense was accrued on the senior notes, as they were impaired during the quarter and extinguished upon emergence. See also Note 6 - Debt for further details.

Note 3 - Fresh Start Accounting
Upon emergence from bankruptcy, we adopted fresh start accounting (“Fresh Start Accounting”) in accordance with Topic 852, which resulted in the Company becoming a new entity for financial reporting purposes. In accordance with Topic 852, the Company is required to adopt Fresh Start Accounting upon its emergence from bankruptcy because (1) the holders of the then existing common shares of the Predecessor received less than 50 percent of the new common shares of the Successor outstanding upon emergence and (2) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims.
Upon adoption of Fresh Start Accounting, the reorganization value derived from the enterprise value as disclosed in the Plan was allocated to the Company’s assets and liabilities based on their fair values (except for deferred income taxes) in accordance with FASB ASC Topic No. 805 - Business Combinations. The amount of deferred income taxes recorded was determined in accordance with FASB ASC Topic No. 740 - Income Taxes.
We evaluated the events between March 26, 2019 and March 31, 2019 and concluded that the use of an accounting convenience date of March 31, 2019 (“Fresh Start Reporting Date”) would not have a material impact on our consolidated condensed income statement or consolidated condensed balance sheet. As such, the application of fresh start accounting was reflected in our condensed consolidated balance sheet as of March 31, 2019 and fresh start accounting adjustments related thereto were included in our consolidated condensed income statement for the three months ended March 31, 2019.
As a result of the adoption of Fresh Start Accounting and the effects of the implementation of the Plan, the Company’s consolidated condensed financial statements of the Successor, are not comparable to its consolidated condensed financial statements of the Predecessor.
The Company’s consolidated condensed financial statements and related footnotes are presented with a “black line” division, which emphasizes the lack of comparability between amounts presented as of and after March 31, 2019 and amounts presented for all prior periods. The Company’s financial results for future periods following the application of Fresh Start Accounting will be different from historical trends and the differences may be material.
Reorganization Value
Under Topic 852, the Successor determined a value to be assigned to the equity of the emerging entity as of the date of adoption of Fresh Start Accounting. The Plan confirmed by the Bankruptcy Court estimated a range of enterprise values between $365.0 million and $485.0 million, with a midpoint of $425.0 million. The Company deemed it appropriate to use the midpoint between the low end and high end of the range to determine the final enterprise value of $425.0 million.
The following table reconciles the enterprise value to the estimated fair value of our Successor Common Stock as of the Fresh Start Reporting Date:

Dollars in thousands
Enterprise value	$425,000
Cash and cash equivalents and other	127,800
Fair value of term loan	(210,000)
Fair value of successor stockholders’ equity	$342,800
The following table reconciles the enterprise value to the reorganization value of the Successor’s assets to be allocated to the Company’s individual assets as of the Fresh Start Reporting Date:

Dollars in thousands
Enterprise value	$425,000
Cash and cash equivalents and other	127,800
Current liabilities	140,596
Non-current liabilities excluding long-term debt	20,985
Reorganization value of successor assets	$714,381
With the assistance of financial advisors, we determined the enterprise and corresponding equity value of the Successor by calculating the present value of future cash flows based on our financial projections. The enterprise value and corresponding equity value are dependent upon achieving the future financial results set forth in our valuations, as well as the realization of certain other assumptions. All estimates, assumptions, valuations and financial projections, including the fair value adjustments, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, we cannot assure you that the estimates, assumptions, valuations or financial projections will be realized, and actual results could vary materially.
Valuation Process
The fair values of the Company’s principal assets, including drilling equipment, rental tools, real property, and intangible assets were estimated with the assistance of third party valuation advisors. The income approach, market approach, and the cost approach were considered for estimating the value of each individual asset. Although the income approach was not applied to value the machinery and equipment and real property assets individually, the Company did consider the earnings of the reporting unit within which each of these assets reside. Economic obsolescence related to machinery and equipment and real property was also considered and was applied to stacked and underutilized assets based upon the status of the asset. Economic obsolescence was also considered in situations in which the earnings of the applicable reporting unit in which the assets are employed suggest economic obsolescence. When penalizing assets for economic obsolescence, an additional economic obsolescence penalty was levied, while considering scrap value to be the floor value for an asset. Because more than one approach was used to develop a valuation, the various approaches were reconciled to determine a final value conclusion. The reorganization value was allocated to the Company’s individual assets and liabilities based on their fair values as follows:
Rig Materials and Supplies
The fair value of the rig materials and supplies was determined using the direct and indirect cost approaches. The rig materials and supplies were analyzed on a line-by-line basis and each asset was adjusted for age, physical depreciation, and obsolescence.
Property, Plant and Equipment
Building, Land and Improvements
The fair value of the land assets was estimated using the sales comparison (market) approach, which involved gathering data on comparable sales and current listings of land in each subject market, then adjusting the unit price (per acre or per square foot) of each comparable for differences in market conditions, location, size, and other factors. A per unit value conclusion was then determined based on the adjusted prices of the comparable sales and listings. Fair value of buildings and improvements was estimated using the direct cost approach, in which the estimated replacement cost new of the improvements was adjusted for accrued physical depreciation and any functional or external obsolescence. As a supporting approach, the total fair value of all real property assets for each location was estimated using the sales comparison (or market approach). Held for sale assets were included at their respective pending or listed prices. The fair value of the leasehold improvements was determined using the cost approach, adjusted as needed for asset type, age, physical deterioration and obsolescence.
Rental Tools
The fair value of the rental tools was determined using a combination of the cost approach and sales comparison (market) approach depending upon the asset type. The fair value utilizing the cost approach was adjusted as needed for asset type, age, physical deterioration, and obsolescence. For assets where an active secondary market exists, we utilized the sales comparison (market) approach to estimate the fair value of the assets, which involved gathering market data and analyzing comparable sales of similar assets.
Drilling Equipment
The fair value of the drilling equipment was determined using a combination of the discounted cash flow method (income approach), the cost approach, and the sales comparison (market) approach. The income approach was utilized to estimate the fair value of drilling equipment that generated positive returns on projected cash flows over the remaining economic useful life of the drilling equipment and compared to the fair value utilizing the cost approach, adjusted as needed for asset type, age, physical deterioration and obsolescence. For assets where an active secondary market exists we utilized the sales comparison (market) approach to estimate the fair value of the assets, which involved gathering market data and analyzing comparable sales of similar assets.

Intangible Assets
We applied the income approach methodology to estimate the value of the customer relationships, trade name, and developed technology. We determined the value of the customer relationships based on the present value of the incremental after-tax cash flows attributable only to the intangible asset. The value of the trade name was estimated through the relief from royalty method based on the present value of the cost savings realized by the owner of the asset as a result of not having to pay a stream of royalty payments to another party. The cost savings were based on hypothetical royalty payments of 0.2 percent of revenue reflecting a rate in which an arm’s length buyer would typically pay for the use of such intangible assets. Similar to the methodology used to value the trade name, we determined the value of the developed technology using a hypothetical royalty payment of 1.0 percent of revenue to reflect the attributable cost savings. The present value of the after-tax cash flows for all the Intangible Assets were estimated based on a discount rate of 20.0 percent.
Warrants
The fair value of the Successor warrants was estimated by applying a Black-Scholes-Merton (“BSM”) model. The BSM model is a pricing model used to estimate the theoretical price or fair value for a European-style call or put option/warrant based on current stock price, strike price, time to maturity, risk-free rate, volatility, and dividend yield.

Consolidated Balance Sheet
The adjustments included in the following fresh start consolidated condensed balance sheet as of March 31, 2019 reflect the effects of the transactions contemplated by the Plan and executed by the Company on the Fresh Start Reporting Date (reflected in the column “Reorganization Adjustments”), and fair value and other required accounting adjustments resulting from the adoption of Fresh Start Accounting (reflected in the column “Fresh Start Adjustments”). The explanatory notes provide additional information with regard to the adjustments recorded, the methods used to determine the fair values and significant assumptions.

	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
ASSETS
Current assets:
Cash and cash equivalents	$51,777	$76,072	(1)	$—		$127,849
Restricted cash	11,070	10,366	(2)	—		21,436
Accounts and notes receivable, net	168,444	—		—		168,444
Rig materials and supplies	39,024	—		(21,185)	(15)	17,839
Other current assets	31,944	(8,764)	(3)	(3,603)	(16)	19,577
Total current assets	302,259	77,674		(24,788)		355,145
Property, plant and equipment, net	533,938	—		(229,968)	(17)	303,970
Intangible assets, net	4,245	—		13,755	(18)	18,000
Deferred income taxes	2,518	—		1,751	(19)	4,269
Other non-current assets	38,045	1,253	(4)	(6,301)	(20)	32,997
Total assets	$881,005	$78,927		$(245,551)		$714,381
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debtor in possession financing	$10,000	$(10,000)	(5)	$—		$—
Accounts payable and accrued liabilities	134,461	4,990	(6)	(3,868)	(21)	135,583
Accrued income taxes	5,013	—		—		5,013
Total current liabilities	149,474	(5,010)		(3,868)		140,596
Long-term debt	—	210,000	(7)	—		210,000
Other long-term liabilities	20,901	—		(866)	(22)	20,035
Long-term deferred tax liability	28,445	—		(27,495)	(19)	950
Commitments and contingencies
Total liabilities not subject to compromise	198,820	204,990		(32,229)		371,581
Liabilities subject to compromise	600,996	(600,996)	(8)	—		—
Total liabilities	799,816	(396,006)		(32,229)		371,581
Stockholders’ equity:
Predecessor preferred stock	500	(500)	(9)	—		—
Predecessor common stock	1,398	(1,398)	(10)	—		—
Predecessor capital in excess of par value	767,793	(35,839)	(11)	(731,954)	(23)	—
Predecessor accumulated other comprehensive income (loss)	(7,256)	—		7,256	(23)	—
Successor common stock	—	150	(12)	—		150
Successor capital in excess of par value	—	342,650	(13)	—		342,650
Accumulated deficit	(681,246)	169,870	(14)	511,376	(23)	—
Total stockholders’ equity	81,189	474,933		(213,322)		342,800
Total liabilities and stockholders’ equity	$881,005	$78,927		$(245,551)		$714,381

Reorganization Adjustments

(1)	Changes in cash and cash equivalents included the following:

Dollars in thousands
Proceeds from the rights offering	$95,000
Transfers from restricted cash for the return of cash collateral (for letters of credit)	10,433
Proceeds from refund of backstop commitment fee	7,600
Transfers from restricted cash for deposit releases	250
Transfers to restricted cash for funding of professional fees	(21,049)
Payment of debtor in possession financing principal and interest	(10,035)
Payment of professional fees	(5,154)
Payment of debt issuance costs for the successor credit facility	(490)
Payment of fees on letters of credit	(58)
Payment of term loan agent fees	(50)
Payment of other reorganization expenses	(375)
Net change in cash and cash equivalents	$76,072

(2)	Changes in restricted cash reflects the net transfer of cash between restricted cash and cash and cash equivalents.

(3)	Changes in other current assets include the following:

Dollars in thousands
Refund of backstop commitment fee	$(7,600)
Elimination of predecessor directors and officers insurance policies	(702)
Reclass of prepaid costs related to the successor credit facility	(488)
Payment of other costs related to the successor credit facility	26
Net change in other current assets	$(8,764)

(4)	Changes in other non-current assets include the following:

Dollars in thousands
Capitalization of debt issuance costs on the successor credit facility	$765
Reclass of prepaid costs related to the successor credit facility	488
Net change in other non-current assets	$1,253

(5)	Reflects the payment of debtor in possession financing principal.

(6)	Changes in accounts payable and accrued liabilities include the following:

Dollars in thousands
Accrual of professional fees	$7,100
Payment of professional fees	(2,017)
Payment of debtor in possession financing interest	(35)
Payment of letters of credit fees	(58)
Net change in accounts payable and accrued liabilities	$4,990

(7)	Changes in long-term debt include the issuance of the $210.0 million Term Loan.

(8)	Liabilities subject to compromise to be settled in accordance with the Plan and the resulting gain was determined as follows:

Dollars in thousands
Liabilities subject to compromise	$(600,996)
Issuance of term loan	210,000
Issuance of successor common stock to the 7.50% note holders and 6.75% note holders	175,058
Excess fair value ascribed to lenders participating in equity rights offering	24,809
Gain on settlement of liabilities subject to compromise	$(191,129)

(9)	Changes in Predecessor Preferred Stock reflects the cancellation of Predecessor Preferred Stock.

(10)	Changes in Predecessor Common Stock reflects the cancellation of Predecessor Common Stock.

(11)	Changes in Predecessor capital in excess of par include the following:

Dollars in thousands
Cancellation of predecessor preferred stock	$500
Cancellation of predecessor common stock	1,398
Issuance of successor warrants to predecessor common stock and predecessor preferred stock holders	(14,687)
Issuance of successor common stock to predecessor common stock and predecessor preferred stock holders	(4,950)
Excess fair value ascribed to parties participating in rights offering, excluding lenders	(18,100)
Net change in predecessor capital in excess of par value	$(35,839)

(12)	Changes in Successor Common Stock include the following:

Dollars in thousands
Issuance of successor common stock to the 7.50% note holders and 6.75% note holders	$80
Issuance of successor common stock pursuant to rights offering	68
Issuance of successor common stock to predecessor common stock and predecessor preferred stock holders	2
Net change in successor common stock	$150

(13)	Change in Successor capital in excess of par value include the following:

Dollars in thousands
Issuance of successor common stock to the 7.50% note holders and 6.75% note holders	$174,978
Issuance of successor common stock pursuant to rights offering	148,874
Issuance of successor warrants to predecessor common stock and predecessor preferred stock holders	14,687
Issuance of successor common stock to predecessor common stock and predecessor preferred stock holders	4,948
Equity issuance costs	(837)
Net change in successor capital in excess of par value	$342,650

(14)	Changes in accumulated deficit include the following:

Dollars in thousands
Gain on settlement of liabilities subject to compromise	$191,129
Backstop premium on rights offering	(11,032)
Accrual of professional fees	(5,988)
Payment of professional fees	(3,137)
Elimination of predecessor directors and officers insurance policies	(702)
Payment of other reorganization items	(400)
Net change in accumulated deficit	$169,870
Fresh Start Accounting Adjustments

(15)	Changes in rig materials and supplies reflect the fair value adjustment due to the adoption of fresh start accounting.

(16)	Changes in other current assets reflect the elimination of capitalized mobilization costs due to the adoption of fresh start accounting.

(17)	Changes in property, plant and equipment, net reflects the fair value adjustment due to the adoption of fresh start accounting.

(18)	Changes in intangible assets, net reflects the fair value adjustment due to the adoption of fresh start accounting.

Dollars in thousands	Successor Fair Value	Predecessor Historical Book Value
Customer relationships	$16,300	$—
Trade names	1,500	368
Developed technology	200	3,877
Intangible assets, net	$18,000	$4,245

(19)	Changes in deferred income taxes reflects the adjustment due to the adoption of fresh start accounting.

(20)	Changes in other non-current assets reflect the following:

Dollars in thousands
Fair value adjustment to rig material and supplies	$(6,845)
Fair value adjustment to investment in non-consolidated subsidiaries	2,290
Fair value adjustment to long-term notes receivable	(272)
Elimination of capitalized mobilization costs	(857)
Elimination of long-term other deferred charges	(617)
Net change in other non-current assets	$(6,301)

(21)	Changes in accounts payable and accrued liabilities due to the adoption of fresh start accounting include the following:

Dollars in thousands
Elimination of deferred rent	$(1,100)
Elimination of deferred revenue	(2,768)
Net change in accounts payable and accrued liabilities	$(3,868)

(22)	Changes in other long-term liabilities reflects the elimination of deferred revenue due to the adoption of fresh start accounting.

(23)	Changes reflect the cumulative impact of fresh start accounting adjustments discussed above and the elimination of Predecessor accumulated other comprehensive loss and Predecessor accumulated deficit.

Note 4 - Intangible Assets
Intangible Assets consist of the following:

		Successor
		Balance at March 31, 2019
Dollars in thousands	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3	$16,300	$—	$16,300
Trade names	5	1,500	—	1,500
Developed technology	6	200	—	200
Total amortized intangible assets		$18,000	$—	$18,000

Amortization expense was $0.6 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively.
Our remaining intangibles amortization expense for the next five years is presented below:

Dollars in thousands	Expected future intangible amortization expense
2019	$4,325
2020	$5,767
2021	$5,767
2022	$1,691
Beyond 2022	$450

Note 5 - Operating Leases
We adopted the Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”) effective January 1, 2019. As lessee, our leasing activities primarily consist of operating leases for administrative offices, warehouses, oilfield services equipment, office equipment, computers and other items. Our leases have remaining lease terms of 1 year to 6 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.
We elected the following package of practical expedients permitted under the transition guidance:

•
an election to adopt the modified retrospective transition method applied at the beginning of the period of adoption, which does not require a restatement of the prior period. Accordingly, no cumulative-effect adjustment to retained earnings was made.

•
an election not to apply the recognition requirements in Topic 842 to short-term leases (initial lease term of 12 months or less) and recognize lease payments in the consolidated condensed statement of operations. Short-term leases have not been recorded on the balance sheet.

•	a practical expedient to not reassess whether a contract is or contains a lease and carry forward its historical lease classification.

•	a practical expedient to account for the lease and non-lease components separately.

•	a practical expedient to account for the lease and non-lease components as a single lease component for certain assets, by class of underlying asset.
We determine whether a contract is or contains a lease at its inception. Topic 842 requires lessees to recognize operating lease right-of-use assets and operating lease liabilities on the balance sheet. An operating lease right-of-use asset represents our right to use an underlying asset for the lease term and operating lease liability represents our obligation to make lease payments arising from the lease. An operating lease right-of-use asset and operating lease liability are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease right-of-use assets also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. The adoption of this standard resulted in the recording of operating lease right-of-use assets and operating lease liabilities of approximately $21.0 million as of January 1, 2019.
Supplemental lease information related to our operating leases as of March 31, 2019 is shown below:

Successor
Dollars in thousands	March 31, 2019
Operating lease right-of-use assets (1)	$19,662

Operating lease liabilities - current (2)	$8,131
Operating lease liabilities - noncurrent (3)	10,971
Total operating lease liabilities	$19,102

Cash paid for amounts included in the measurement of operating lease liabilities	$2,498
Operating lease right-of-use assets obtained in exchange for lease obligations	$60

Weighted average remaining lease term (in years)	3
Weighted average discount rate	7.0%

(1)	This amount is included in other non-current assets in our consolidated condensed balance sheet.

(2)	This amount is included in accounts payable and accrued liabilities in our consolidated condensed balance sheet.

(3)	This amount is included in other long-term liabilities in our consolidated condensed balance sheet.

Maturities of operating lease liabilities as of March 31, 2019 were as follows:

Successor
Dollars in thousands	Operating Leases
2019	$6,231
2020	6,879
2021	4,170
2022	1,957
2023	1,534
Beyond 2023	558
Total undiscounted lease liability	21,329
Imputed interest	(2,227)
Total operating lease liabilities	$19,102

Future minimum operating lease payments as of December 31, 2018 were as follows:

Successor
Dollars in thousands	Operating Leases
2019	$10,722
2020	7,887
2021	4,193
2022	1,968
2023	1,540
Beyond 2023	636
Total lease payments	$26,946

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Expenses for operating leases for the three months ended March 31, 2019 are shown below:

Predecessor
Dollars in thousands	Three Months Ended March 31, 2019
Operating lease expense	$2,709
Short-term lease expense	787
Variable lease expense	1,840
Total lease expense	$5,336

Note 6 - Debt
The following table illustrates the Company’s debt portfolio as of March 31, 2019 and December 31, 2018:

	Successor	Predecessor
Dollars in thousands	March 31, 2019	December 31, 2018
Successor credit facility	$—	$—
Successor term loan, due March 2024	210,000	—
Predecessor 6.75% senior notes, due July 2022	—	360,000
Predecessor 7.50% senior notes, due August 2020	—	225,000
Predecessor 2015 secured credit agreement	—	—
Total debt	$210,000	$585,000

Successor Credit Facility
On March 26, 2019, pursuant to the terms of the Plan, we and certain of our subsidiaries, entered into a credit agreement with the lenders party thereto (the “Credit Facility Lenders”), Bank of America, N.A., as administrative agent and Bank of America, N.A. and Deutsche Bank Securities Inc. as joint lead arrangers and joint bookrunners, providing for a revolving credit facility (the “Credit Facility”) with initial aggregate commitments in the amount of $50.0 million, guaranteed by certain of our subsidiaries. Availability under the Credit Facility is subject to a monthly borrowing base calculation based on eligible domestic rental equipment and eligible domestic accounts receivable and requires us to maintain minimum liquidity of $25.0 million, defined as cash in our liquidity account not to exceed $10.0 million and availability under the borrowing base. The Credit Facility allows for an increase to the aggregate commitments by up to an additional $75.0 million, subject to certain conditions. The Credit Facility provides for a $30.0 million sublimit of the aggregate commitments that is available for the issuance of letters of credit. The Credit Facility matures on March 26, 2023. Debt issuance costs of $1.3 million are amortized over the term of the Credit Facility on a straight-line basis.
As of March 31, 2019, the borrowing base under the Credit Facility was $86.2 million, allowing full access to the $50.0 million in aggregate commitments, which was further reduced by $15.0 million of restricted availability due to the minimum liquidity covenant and $9.8 million in supporting letters of credit outstanding, resulting in availability under the Credit Facility of $25.2 million.
The Credit Facility bears interest either at a rate equal to:

•	LIBOR plus an applicable margin that varies from 2.25 percent to 2.75 percent per annum or

•	a base rate plus an applicable margin that varies from 1.25 percent to 1.75 percent per annum.
We are required to pay a commitment fee of 0.5 percent per annum on the actual daily unused portion of the current aggregate commitments under the Credit Facility. We are also required to pay customary letter of credit and fronting fees.
The Credit Facility also contains customary affirmative and negative covenants, including, among other things, as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual consolidated financial statements and borrowing base certificates, conduct of business, maintenance of property, maintenance of insurance, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments, and other customary covenants. Additionally, the Credit Facility contains customary events of default and remedies for credit facilities of this nature. If we do not comply with the financial and other covenants in the Credit Facility, the Credit Facility Lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Credit Facility, and any outstanding unfunded commitments may be terminated.
Successor Term Loan, Due March 2024
On March 26, 2019, pursuant to the terms of the Plan, we and certain of our subsidiaries entered into a second lien term loan credit agreement (the “Term Loan Agreement”) with the lenders party thereto (the “Term Loan Lenders”) and UMB Bank, N.A., as administrative agent, providing for term loans (the “Term Loan”) in the amount of $210.0 million, guaranteed by certain of our subsidiaries. The Term Loan matures on March 26, 2024.

The Term Loan bears interest at a rate of 13.0 percent per annum, payable quarterly on the first day of each January, April, July, and October, beginning July 1, 2019, with 11.0 percent paid in cash and 2.0 percent paid in kind and capitalized by adding such amount to the outstanding principal.
We may voluntarily prepay all or a part of the Term Loan and, under certain conditions we are required to prepay all or a part of the Term Loan, in each case, at a premium (1) on or prior to 6 months after the closing date of 0%; (2) from 6 months and on or prior to two years after the closing date of 6.50%; (3) from two years and on or prior to three years after the closing date of 3.25%; and (4) from three years after the closing date and thereafter of 0%.
The Term Loan is subject to mandatory prepayments and customary reinvestment rights. The mandatory prepayments include prepayment requirements with respect to a change of control, asset sales and debt issuances, in each case subject to certain exceptions or conditions. The Term Loan Agreement also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual financial statements, conduct of business, maintenance of property, maintenance of insurance, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. Additionally, the Term Loan Agreement contains customary events of default and remedies for facilities of this nature. If we do not comply with the covenants in the Term Loan Agreement, the Term Loan Lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Term Loan Agreement.
Predecessor 6.75% Senior Notes, Due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of the 6.75% Notes pursuant to the 6.75% Notes Indenture. The 6.75% Notes were general unsecured obligations of the Company and ranked equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes were jointly and severally guaranteed by all of our subsidiaries that guaranteed indebtedness under the Second Amended and Restated Senior Secured Credit Agreement, as amended from time-to-time (“2015 Secured Credit Agreement”) and our 7.50% Notes. Interest on the 6.75% Notes was payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes were approximately $7.6 million. After the commencement of the Chapter 11 Cases, the carrying amount of debt was adjusted to the claim amount and all unamortized debt issuance costs prior to the commencement of the Chapter 11 Cases were fully expensed.
Predecessor 7.50% Senior Notes, Due August 2020
On July 30, 2013, we issued $225.0 million aggregate principal amount of the 7.50% Notes pursuant to the 7.50% Notes Indenture. The 7.50% Notes were general unsecured obligations of the Company and ranked equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes were jointly and severally guaranteed by all of our subsidiaries that guaranteed indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes was payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes were approximately $5.6 million. After the commencement of the Chapter 11 Cases, the carrying amount of debt was adjusted to the claim amount and all unamortized debt issuance costs prior to the commencement of the Chapter 11 Cases were fully expensed.
The commencement of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under the indenture governing the 6.75% Notes and the 7.50% Notes. However, any efforts to enforce such payment obligations were automatically stayed under the provisions of the Bankruptcy Code. The principal balance on the 6.75% Notes and 7.50% Notes of $360.0 million and $225.0 million, respectively, had been reclassed from long-term debt to liabilities subject to compromise as of December 31, 2018. See also Note 2 - Chapter 11 Emergence for further details.
As previously disclosed in our Current Report on Form 8-K filed with the SEC on March 26, 2019, our obligations with respect to the Senior Notes as well as our subsidiaries’ obligations under their respective guarantees under the 6.75% Notes Indenture and the 7.50% Notes Indenture (and the Senior Notes) were cancelled and extinguished as provided in the Plan. From and after March 26, 2019, neither the Company nor its subsidiaries have any continuing obligations under the 6.75% Notes Indenture and 7.50% Notes Indenture or with respect to the Senior Notes or the guarantees related thereto except to the extent specifically provided in the Plan.
Predecessor 2015 Secured Credit Agreement
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

We executed various amendments which, among other things: (1) modified the credit facility to an asset-based lending structure, (2) reduced the size of the Revolver to $80.0 million, (3) eliminated the financial maintenance covenants previously in effect and replaced them with a minimum liquidity covenant of $30.0 million and a monthly borrowing base calculation, (4) allowed for the refinancing of our existing Senior Notes with either secured or unsecured debt, (5) added the ability for the Company to designate certain of its subsidiaries as “Designated Borrowers”, and (6) permitted the Company to make restricted payments in the form of certain equity interests.
On October 25, 2018, we entered into a Consent Agreement and a Cash Collateral Agreement, whereby we could open bank accounts not subject to the 2015 Secured Credit Agreement for the purpose of depositing cash to secure certain letters of credit. On October 30, 2018, we deposited $10.0 million into a cash collateral account to support the letters of credit outstanding, which is included in the restricted cash balance on the consolidated balance sheet as of December 31, 2018.
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
All of the Company’s obligations under the 2015 Secured Credit Agreement were paid prior to the commencement of the Chapter 11 Cases, and the 2015 Secured Credit Agreement, including the Revolver thereunder, was terminated concurrently with the commencement of the Chapter 11 Cases. See also Note 2 - Chapter 11 Emergence for further details. Unamortized debt issuance costs were fully expensed upon termination of the 2015 Secured Credit Agreement.
Interest paid during the three months ended March 31, 2019 and 2018 were $0.2 million and $20.6 million, respectively.

Note 7 - Fair Value of Measurements
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
Fair value of our Term Loan is determined using Level 3 inputs. The Level 3 fair value was determined using a market approach. Fair value of our 6.75% Notes and 7.50% Notes is determined using Level 2 inputs.
Fair values and related carrying values of our debt instruments were as follows:

	Successor		Predecessor
	March 31, 2019		December 31, 2018
Dollars in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Successor term loan, due March 2024	$210,000	$210,000	$—	$—
Predecessor 6.75% senior notes, due July 2022	—	—	360,000	180,000
Predecessor 7.50% senior notes, due August 2020	—	—	225,000	117,000
Total	$210,000	$210,000	$585,000	$297,000

Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the three months ended March 31, 2019.

Note 8 - Income Taxes
Income tax expense was $0.7 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively. The Company’s effective tax rate for the three months ended March 31, 2019 was negative 0.7 percent, which varied from the U.S. statutory rate of 21.0% primarily due to the jurisdictional mix of income and loss during the quarter, our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances, and the income tax impacts of adjustments made as part of Fresh Start Accounting. See Note 3 - Fresh Start Accounting for further details. The Company’s effective tax rate for the three months ended March 31, 2018 was negative 5.9 percent, which varied from the U.S. statutory rate of 21.0% primarily due to the jurisdictional mix of income and loss during the quarter and our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances. Income taxes paid (net of any refunds) during the three months ended March 31, 2019 and 2018 were $1.4 million and $2.0 million, respectively.
We apply the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of March 31, 2019, we had a liability for unrecognized tax benefits of $4.9 million, primarily related to foreign operations, (all of which, if recognized, would favorably impact our effective tax rate.). As of December 31, 2018, we had a liability for unrecognized tax benefits of $5.7 million, all of which would favorably impact our effective tax rate upon recognition. In addition, we recognize interest and penalties that could be applied to uncertain tax positions in periodic income tax expense. As of March 31, 2019 and December 31, 2018, we had approximately $2.2 million and $2.1 million, respectively, of accrued interest and penalties related to uncertain tax positions.
As described in Note 2 - Chapter 11 Emergence, in accordance with the Plan, our 7.50% Notes and 6.75% Notes were canceled and exchanged for Successor Common Stock, the Term Loan, and right to participate in the rights offering. The Internal Revenue Service Code (“IRC”) of 1986, as amended, provides that a debtor in a Chapter 11 bankruptcy case may exclude cancellation of debt income (“CODI”) from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is determined based on the fair market value of the consideration received by the creditors in settlement of outstanding indebtedness. Upon emergence from Chapter 11 bankruptcy proceedings, the CODI may reduce some or all of the amount of prior U.S. tax attributes, which can include net operating losses, capital losses, and tax basis in assets. The actual reduction in tax attributes does not occur until January 1, 2020. The amount of the remaining U.S. deferred tax assets, against which a full valuation exists, will be limited under IRC Section 382 due to the change in control resulting from the Plan.
The Company has evaluated the impact of the reorganization, including the change in control, resulting from its emergence from bankruptcy. The Company believes that the Successor Company will be able to fully absorb the CODI realized by the Predecessor in connection with the reorganization with its net operating losses, capital losses, and tax basis in assets. It is more likely than not that the Successor will not realize future income tax benefits related to its remaining U.S. net deferred tax asset based on the IRC Section 382 limitation, historical results, and expected market conditions known on the date of measurement, and the Company has therefore maintained a full valuation allowance against the remaining U.S. net deferred tax asset. This is periodically reassessed and could change in the future.
Note 9 - Commitments and Contingencies
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

Note 10 - Earnings (Loss) Per Common Share (“EPS”)
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The effects of dilutive securities, stock options, unvested restricted stock, convertible debt and equity are included in the diluted EPS calculation, when applicable.
The following table represents the computation of earnings per share for the three months ended March 31, 2019 and 2018, respectively:

	Predecessor
	Three Months Ended March 31,
Dollars in thousands, except share and per share amounts	2019	2018
Basic EPS
Numerator
Net income (loss) available to common stockholders (numerator)	$(90,248)	$(29,702)
Denominator
Weighted average shares outstanding	9,368,322	9,251,066
Number of shares used for basic EPS computation	9,368,322	9,251,066
Basic earnings (loss) per common share	$(9.63)	$(3.21)

	Predecessor
	Three Months Ended March 31,
Dollars in thousands, except share and per share amounts	2019	2018
Diluted EPS
Numerator
Net income (loss) available to common stockholders (numerator)	$(90,248)	$(29,702)
Denominator
Number of shares used for basic EPS computation	9,368,322	9,251,066
Restricted stock units (1)	—	—
Predecessor preferred stock	—	—
Number of shares used for diluted EPS computation	9,368,322	9,251,066
Diluted earnings (loss) per common share	$(9.63)	$(3.21)

(1)
For the three months ended March 31, 2019 and 2018, respectively, all common shares potentially issuable in connection with outstanding restricted stock unit awards have been excluded from the calculation of diluted EPS as the Company incurred losses during the periods, therefore, inclusion of such potential common shares would be anti-dilutive.

The following shares were excluded from the computation of diluted EPS as such shares would be anti-dilutive:

	Predecessor
	Three Months Ended March 31,
	2019	2018
Predecessor common stock from conversion of predecessor preferred stock	1,587,300	1,587,300

Note 11 - Revenue
The following table shows the Company’s revenues by type:

Predecessor
Dollars in thousands	Three Months Ended March 31, 2019
Lease revenue	$42,041
Service revenue	115,356
Total revenues	$157,397

Our business is comprised of two business lines: (1) Rental Tools Services and (2) Drilling Services. See Note 12 - Reportable Segments for further details on these business lines and revenue disaggregation amounts.
Lease Revenue
We adopted Topic 842 effective January 1, 2019. For a lessor, lease revenue recognition begins at the commencement of the lease date, which is defined as the date on which a lessor makes an underlying asset available for use by the lessee. Any pre-commencement payments (e.g. mobilization) are deferred. Subsequently, any lease payments (i.e. related to any fixed consideration received) are recorded as receivables when due and payable by the lessee. All of our lease revenue is from variable lease payments. Variable lease payments are recognized as income in profit or loss as the variability is resolved (i.e. as performance or use of the asset occurs).
We elected the following package of practical expedients permitted under the transition guidance:

•
an election to adopt the modified retrospective transition method applied at the beginning of the period of adoption which does not require a restatement of the prior period. Accordingly, no cumulative-effect adjustment to retained earnings was made.

•	a practical expedient to not reassess whether a contract is or contains a lease and carry forward its historical lease classification.

•
a practical expedient to account as a single performance obligation entirely depending on predominant component(s) i.e. lease or non-lease component. Revenue is recognized under Topic 842, if the lease component is predominant. Similarly, revenue is recognized under ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”) if the non-lease component is predominant.

Service Revenue
We adopted Topic 606 effective January 1, 2018, using the modified retrospective implementation method. Accordingly, we have applied the five-step method outlined in Topic 606 for determining when and how revenue is recognized to all contracts that were not completed as of the date of adoption. Revenues for reporting periods beginning as of January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported under the previous revenue recognition guidance. For contracts that were modified before the effective date, we have considered the modification guidance within the new standard and determined that the revenue recognized and contract balances recorded prior to adoption for such contracts were not impacted. While Topic 606 requires additional disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, its adoption has not had a material impact on the measurement or recognition of our revenues. As part of the adoption, no adjustments were needed to the consolidated balance sheets, statements of operations and statements of cash flows.
Our rental tools and drilling services provided under each contract is a single performance obligation satisfied over time and comprised of a series of distinct time increments, or service periods. Total revenue is determined for each individual contract by estimating both fixed and variable consideration expected to be earned over the contract term. Fixed consideration generally relates to activities that are not distinct within the context of our contracts and is recognized on a straight-line basis over the contract term. Variable consideration generally relates to distinct service periods during the contract term and are recognized in the period when the services are performed. Our contract terms generally range from 2 to 60 months.
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
These activities are not considered to be distinct within the context of the contract and therefore, the associated revenues are allocated to the overall performance obligation and typically recognized ratably over the initial term of the related drilling contract. We record a contract liability for mobilization fees received, which is typically amortized ratably to revenue as services are rendered over the initial term of the related drilling contract. The amortized amount is adjusted accordingly if the term of the initial contract is extended.
Capital Modification Revenues
We may, from time to time, receive fees from our customers for capital improvements to our rigs to meet contractual requirements (on either a fixed lump-sum or variable dayrate basis).
Such revenues are allocated to the overall performance obligation and typically recognized ratably over the initial term of the related drilling contract as these activities are not considered to be distinct within the context of our contracts. We record a contract liability for such fees and typically recognize them ratably as revenue over the initial term of the related drilling contract.
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
Such reimbursable revenues are variable and subject to uncertainty, as the amounts received and timing thereof is highly dependent on factors outside of our control. Accordingly, reimbursable revenues are not included in the total transaction price until the uncertainty is resolved, which typically occurs when the related costs are incurred on behalf of a customer. We are generally considered a principal in such transactions and record the associated revenues at the gross amount billed to the customer in our consolidated condensed statements of operations. Such amounts are recognized once the services have been performed. Such amounts totaled $28.5 million and $14.3 million for the three months ended March 31, 2019 and 2018, respectively.
Contract Costs
The following is a description of the different costs that we may incur for our contracts:
Mobilization Costs
These costs include certain direct and incremental costs incurred for mobilization of contracted rigs. These costs relate directly to a contract, enhance resources of the Company that will be used in satisfying its performance obligations in the future and are expected to be recovered. These costs are capitalized when incurred as a current or noncurrent asset (depending on the length of the initial contract term), and are typically amortized over the initial term of the related drilling contract. Current and non-current capitalized mobilization costs are included in other current assets and other non-current assets, respectively, on our consolidated balance sheet.
The balance for capitalized mobilization costs was $0.4 million and $5.3 million as of March 31, 2019 and December 31, 2018, respectively. There was no impairment loss in relation to capitalized costs. Amortization of capitalized mobilization costs was $3.1 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively.
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
Contract Liabilities
The following table provides information about contract liabilities from contracts with customers:

	Successor	Predecessor
Dollars in thousands	March 31, 2019	December 31, 2018
Contract liabilities - current (Deferred revenue) (1)	$1,746	$4,081
Contract liabilities - noncurrent (Deferred revenue) (1)	1,326	2,441
Total contract liabilities	$3,072	$6,522

(1)
Contract liabilities - current and contract liabilities - noncurrent are included in accounts payable and accrued liabilities and other long-term liabilities respectively, in our consolidated condensed balance sheet as of March 31, 2019 and December 31, 2018.

Contract liabilities relate to mobilization revenues and capital modification revenues, where, we have unconditional right to cash or cash has been received but performance obligations have not been fulfilled. These liabilities are reduced and revenue is recognized as performance obligations are fulfilled.
Significant changes to contract liabilities balances during the three months ended March 31, 2019 are shown below:

Dollars in thousands	Contract Liabilities
Balance at December 31, 2018 (Predecessor)	$6,522
Decrease due to recognition of revenue	(1,451)
Increase to deferred revenue during current period	1,635
Elimination of deferred revenue due to the adoption of fresh start accounting	(3,634)
Balance at March 31, 2019 (Predecessor)	3,072
Balance at March 31, 2019 (Successor)	$3,072

Transaction Price Allocated to the Remaining Performance Obligations
The following table includes revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Successor
	Balance at March 31, 2019
Dollars in thousands	Remaining 2019	2020	2021	Beyond 2021	Total
Deferred lease revenue	$—	—	—	—	$—
Deferred service revenue	$1,374	877	618	203	$3,072

The revenues included above consist of mobilization and capital modification revenues for both wholly and partially unsatisfied performance obligations, which have been estimated for purposes of allocating across the entire corresponding performance obligations. The amounts are derived from the specific terms within contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at March 31, 2019. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in FASB ASC Topic No. 606-10-50-14A(b) and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts.
Note 12 - Reportable Segments
Our business is comprised of two business lines: (1) Rental Tools Services and (2) Drilling Services. We report our Rental Tools Services business as two reportable segments: (1) U.S. Rental Tools and (2) International Rental Tools. We report our Drilling Services business as two reportable segments: (1) U.S. (Lower 48) Drilling and (2) International & Alaska Drilling.
Within the four reportable segments, we have one business unit under U.S. Rental Tools, one business unit under International Rental Tools, one business unit under U.S. (Lower 48) Drilling, and we aggregate our Arctic, Eastern Hemisphere, and Latin America business units under International & Alaska Drilling, for a total of six business units. The Company has aggregated each of its business units in one of the four reporting segments based on the guidelines of the FASB ASC Topic No. 280, Segment Reporting. We eliminate inter-segment revenues and expenses. We disclose revenues under the four reportable segments based on the similarity of the use and markets for the groups of products and services within each segment.
Rental Tools Services Business
In our Rental Tools Services business, we provide premium rental equipment and services to exploration & production companies, drilling contractors, and service companies on land and offshore in the U.S. and select international markets. Tools we provide include standard and heavy-weight drill pipe, all of which are available with standard or high-torque connections, tubing, drill collars, pressure control equipment, including blowout preventers, and more. We also provide well construction services, which includes tubular running services and downhole tool rentals, well intervention services, which includes whipstocks, fishing, and related services, as well as inspection and machine shop support. Rental tools are used during drilling and/or workover programs and are requested by the customer as needed, requiring us to keep a broad inventory of rental tools in stock. Rental tools are usually rented on a daily or monthly basis.
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
Drilling Services Business
In our Drilling Services business, we drill oil, natural gas, and geothermal wells for customers globally. We provide this service with both Company-owned rigs and customer-owned rigs. We refer to the provision of drilling services with customer-owned rigs as our operations and management (“O&M”) service in which our customers own their own drilling rigs, but choose Parker Drilling to operate and manage the rigs for them. The nature and scope of activities involved in drilling an oil or natural gas well is similar whether it is drilled with a Company-owned rig (as part of a traditional drilling contract) or a customer-owned rig (as part of an O&M contract). In addition, we provide project-related services, such as engineering, procurement, project management, commissioning of customer-owned drilling rig projects, operations execution, and quality and safety management. We have extensive experience and expertise in drilling geologically challenging wells and in managing the logistical and technological challenges of operating in remote, harsh, and ecologically sensitive areas.
U.S. (Lower 48) Drilling
Our U.S. (Lower 48) Drilling segment provides drilling services with our Gulf of Mexico (“GOM”) barge drilling rig fleet and markets our U.S. (Lower 48) based O&M services. We also provide O&M services for a customer-owned rig offshore California. Our GOM barge rigs drill for oil and natural gas in shallow waters in and along the inland waterways and coasts of Louisiana, Alabama, and Texas. The majority of these wells are drilled in shallow water depths ranging from 6 to 12 feet. Our rigs are suitable for a variety of drilling programs, from inland coastal waters requiring shallow draft barges, to open water drilling on both state and federal waters. Contract terms typically consist of well-to-well or multi-well programs, most commonly ranging from 20 to 180 days.

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

The following table represents the results of operations by reportable segment:

	Predecessor
	Three Months Ended March 31,
Dollars in thousands	2019	2018
Revenues: (1)
U.S. rental tools	$52,595	$34,748
International rental tools	21,109	17,477
Total rental tools services	73,704	52,225
U.S. (Lower 48) drilling	6,627	1,354
International & Alaska drilling	77,066	56,096
Total drilling services	83,693	57,450
Total revenues	157,397	109,675
Operating gross margin: (2)
U.S. rental tools	$17,289	$4,231
International rental tools	(3,581)	(4,015)
Total rental tools services	13,708	216
U.S. (Lower 48) drilling	(1,508)	(5,288)
International & Alaska drilling	(776)	(5,336)
Total drilling services	(2,284)	(10,624)
Total operating gross margin (loss)	11,424	(10,408)
General and administrative expense	(8,147)	(6,201)
Gain (loss) on disposition of assets, net	384	343
Reorganization items	(92,977)	—
Total operating income (loss)	(89,316)	(16,266)
Interest expense	(274)	(11,240)
Interest income	8	23
Other	(10)	291
Income (loss) before income taxes	$(89,592)	$(27,192)

(1)
For the three months ended March 31, 2019, our largest customer, ENL, constituted approximately 31.2 percent of our total consolidated revenues and approximately 63.8 percent of our International & Alaska Drilling segment revenues. Excluding reimbursable revenues of $26.3 million, ENL constituted approximately 17.7 percent of our total consolidated revenues and approximately 46.6 percent of our International & Alaska Drilling segment revenues.

For the three months ended March 31, 2018, our largest customer, ENL, constituted approximately 28.6 percent of our total consolidated revenues and approximately 55.9 percent of our International & Alaska Drilling segment revenues. Excluding reimbursable revenues of $12.1 million, ENL constituted approximately 20.1 percent of our total consolidated revenues and approximately 45.9 percent of our International & Alaska Drilling segment revenues.

(2)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

The following table shows the Company’s revenues by geographic region:

	Predecessor
	Three Months Ended March 31,
Dollars in Thousands	2019	2018
United States	$66,253	$43,995
Russia	49,387	31,292
EMEA & Asia	25,133	20,044
Latin America	5,482	3,513
Other CIS	3,621	3,550
Other	7,521	7,281
Total revenues	$157,397	$109,675

Note 13 - Recent Accounting Pronouncements
Standards recently adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires (a) an entity to separate the lease components from the non-lease components in a contract where the lease component will be accounted for under ASU 2016-02 and the non-lease component will be accounted for under ASU 2014-09, (b) recognition of lease assets and lease liabilities by lessees and derecognition of the leased asset and recognition of a net investment in the lease by the lessor and (c) additional disclosure requirements for both lessees and lessors. We adopted the ASU 2016-02, Leases (Topic 842) effective January 1, 2019, using the modified retrospective transition method applied at the beginning of the period of adoption. See Note 5 - Operating Leases for further details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis should be read in conjunction with Item 1. Financial Statements of this quarterly report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2018. We use rounded numbers in the Management Discussion and Analysis section which may result in slight differences with results reported under Item 1. Financial Statements.
Executive Summary
The oil and natural gas industry is highly cyclical. Activity levels are driven by traditional energy industry activity indicators, which include current and expected commodity prices, drilling rig counts, footage drilled, well counts, and our customers’ spending levels allocated to exploratory and developmental drilling.
Historical market indicators are listed below:

	Three Months Ended March 31,
	2019	2018	% Change
Worldwide rig count (1)
U.S. (land and offshore)	1,046	965	8%
International (2)	1,030	970	6%
Commodity Prices (3)
Crude oil (Brent) per bbl	$63.83	$67.23	(5)%
Crude oil (West Texas Intermediate) per bbl	$54.90	$62.89	(13)%
Natural gas (Henry Hub) per mcf	$2.87	$2.85	1%
(1) Estimate of drilling activity measured by the average active rig count for the periods indicated - Source: Baker Hughes Rig Count.
(2) Excludes Canadian Rig Count.
(3) Average daily commodity prices for the periods indicated based on NYMEX front-month composite energy prices.
Recent Developments
Chapter 11 Emergence
On December 12, 2018, prior to the commencement of the Chapter 11 Cases, the Debtors entered into a restructuring support agreement (as amended on January 28, 2019, the “RSA”) with certain significant holders of (1) 7.50% Senior Notes, due 2020 (the “7.50% Note Holders”) issued pursuant to the indenture (the “7.50% Notes Indenture”) dated July 30, 2013 (the “7.50% Notes”), by and among Parker Drilling, the subsidiary guarantors party thereto and Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), (2) 6.75% Senior Notes, due 2022 (the “6.75% Note Holders”) issued pursuant to the indenture (the “6.75% Notes Indenture”) dated January 22, 2014 (the “6.75% Notes” and together with the 7.50% Notes, the “Senior Notes”), by and among Parker Drilling, the subsidiary guarantors party thereto and the Trustee, (3) Parker Drilling’s existing common stock (the “Predecessor Common Stock”) and (4) Parker Drilling’s 7.25% Series A Mandatory Convertible Preferred Stock (the “Predecessor Preferred Stock” and such holders to support a restructuring (the “Restructuring”) on the terms set forth in the Plan.
On December 12, 2018 (the “Petition Date”), Parker Drilling and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed a prearranged plan of reorganization (the “Plan”) and commenced voluntary petitions under chapter 11 (the “Chapter 11 Cases”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Plan was confirmed by the Bankruptcy Court on March 7, 2019, and the Debtors emerged from the bankruptcy proceedings on March 26, 2019.
Fresh Start Accounting
Upon emergence from bankruptcy, we adopted fresh start accounting (“Fresh Start Accounting”) in accordance with FASB ASC Topic No. 852 - Reorganizations (“Topic 852”), which resulted in the Company becoming a new entity for financial reporting purposes. In accordance with Topic 852, the Company is required to adopt Fresh Start Accounting upon its emergence from bankruptcy because (1) the holders of the then existing common shares of the Predecessor received less than 50% of the new common shares of the Successor outstanding upon emergence and (2) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims.
Upon adoption of Fresh Start Accounting, the reorganization value derived from the enterprise value as disclosed in the Plan, was allocated to the Company’s assets and liabilities based on their fair values (except for deferred income taxes) in accordance with FASB ASC Topic No. 805 - Business Combinations. The amount of deferred income taxes recorded was determined in accordance with FASB ASC Topic No. 740 - Income Taxes.
We evaluated the events between March 26, 2019 and March 31, 2019 and concluded that the use of an accounting convenience date of March 31, 2019, (the “Fresh Start Reporting Date”) would not have a material impact on our results of operations or balance sheet. As such, the application of fresh start accounting was reflected in our condensed consolidated balance sheet as of March 31, 2019, and fresh start accounting adjustments related thereto were included in our condensed consolidated statement of operations for the three months ended March 31, 2019.
References to “Successor” relate to the financial position and results of operations of the reorganized Company as of and subsequent to March 31, 2019. References to “Predecessor” relate to the financial position of the Company prior to, and results of operations through and including, March 31, 2019. As a result of the adoption of Fresh Start Accounting and the effects of the implementation of the Plan, the Company’s consolidated condensed financial statements of the Successor (as of and subsequent to March 31, 2019), are not comparable to its consolidated condensed financial statements of the Predecessor.
Financial Results
Revenues increased $47.7 million, or 43.5 percent, to $157.4 million for the three months ended March 31, 2019 compared with revenues of $109.7 million for the three months ended March 31, 2018. Operating gross margin increased $21.8 million to a gain of $11.4 million for the three months ended March 31, 2019 compared with a loss of $10.4 million for the three months ended March 31, 2018.
Outlook
We expect U.S. Rental Tools second quarter revenues to be slightly lower as compared with first quarter, as certain revenue items will not repeat. For the International Rental Tools segment, we expect second quarter revenues to increase as compared with first quarter due to recently awarded well construction projects and higher well intervention sales.
We expect U.S. (Lower 48) Drilling second quarter revenues to continue to increase as compared with first quarter due to higher utilization in the Gulf of Mexico market and California O&M activity. For the International & Alaska Drilling segment, we anticipate that second quarter revenues will decline as compared with first quarter largely due to high reimbursable revenues in the first quarter that will not repeat in the second quarter.
Results of Operations
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
We analyze financial results for each of our reportable segments. The reportable segments presented are consistent with our reportable segments discussed in our consolidated condensed financial statements. See Note 12 - Reportable Segments in Item 1. Financial Statements for further discussion. We monitor our reporting segments based on several criteria, including operating gross margin and operating gross margin excluding depreciation and amortization. Operating gross margin excluding depreciation and amortization is computed as revenues less direct operating expenses, and excludes depreciation and amortization expense, where applicable. Operating gross margin percentages are computed as operating gross margin as a percent of revenues. The operating gross margin excluding depreciation and amortization amounts and percentages should not be used as a substitute for those amounts reported under accounting policies generally accepted in the United States (“U.S. GAAP”), but should be viewed in addition to the Company’s reported results prepared in accordance with U.S. GAAP. Management believes this information provides valuable insight into the information management considers important in managing the business.

Three months ended March 31, 2019 Compared with Three months ended March 31, 2018
Revenues increased $47.7 million, or 43.5 percent, to $157.4 million for the three months ended March 31, 2019 compared with revenues of $109.7 million for the three months ended March 31, 2018. Operating gross margin increased $21.8 million to a gain of $11.4 million for the three months ended March 31, 2019 compared with a loss of $10.4 million for the three months ended March 31, 2018.
The following table presents our operating results for the comparable periods by reportable segment:

	Predecessor
	Three Months Ended March 31,
Dollars in Thousands	2019		2018
Revenues:
U.S. rental tools	$52,595	34%	$34,748	32%
International rental tools	21,109	13%	17,477	16%
Total rental tools services	73,704	47%	52,225	48%
U.S. (Lower 48) drilling	6,627	4%	1,354	1%
International & Alaska drilling	77,066	49%	56,096	51%
Total drilling services	83,693	53%	57,450	52%
Total revenues	$157,397	100%	$109,675	100%
Operating gross margin (loss) excluding depreciation and amortization: (1)
U.S. rental tools	$29,004	55%	$15,810	45%
International rental tools	534	3%	360	2%
Total rental tools services	29,538	40%	16,170	31%
U.S. (Lower 48) drilling	(700)	(11)%	(2,699)	(199)%
International & Alaska drilling	7,688	10%	4,670	8%
Total drilling services	6,988	8%	1,971	3%
Total operating gross margin (loss) excluding depreciation and amortization	36,526	23%	18,141	17%
Depreciation and amortization	(25,102)		(28,549)
Total operating gross margin (loss)	11,424		(10,408)
General and administrative expense	(8,147)		(6,201)
Gain (loss) on disposition of assets, net	384		343
Reorganization items	(92,977)		—
Total operating income (loss)	$(89,316)		$(16,266)

(1)	Percentage amounts are calculated by dividing the operating gross margin (loss) excluding depreciation and amortization with revenue for the respective segment and business lines.

Operating gross margin (loss) amounts are reconciled to our most comparable U.S. GAAP measure as follows:

	Predecessor
Dollars in Thousands	U.S. Rental Tools	International Rental Tools	U.S. (Lower 48) Drilling	International & Alaska Drilling	Total
Three months ended March 31, 2019
Operating gross margin (loss) (1)	$17,289	$(3,581)	$(1,508)	$(776)	$11,424
Depreciation and amortization	11,715	4,115	808	8,464	25,102
Operating gross margin (loss) excluding depreciation and amortization	$29,004	$534	$(700)	$7,688	$36,526
Three months ended March 31, 2018
Operating gross margin (loss) (1)	$4,231	$(4,015)	$(5,288)	$(5,336)	$(10,408)
Depreciation and amortization	11,579	4,375	2,589	10,006	28,549
Operating gross margin (loss) excluding depreciation and amortization	$15,810	$360	$(2,699)	$4,670	$18,141

(1)	Operating gross margin (loss) is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
The following table presents our average utilization rates and rigs available for service for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019	2018
U.S. (Lower 48) Drilling
Rigs available for service (1)	13	13
Utilization rate of rigs available for service (2)	4%	5%
International & Alaska drilling
Eastern hemisphere
Rigs available for service (1)	10	11
Utilization rate of rigs available for service (2)	50%	41%
Latin America region
Rigs available for service (1)	7	7
Utilization rate of rigs available for service (2)	29%	14%
Alaska
Rigs available for service (1)	2	2
Utilization rate of rigs available for service (2)	50%	50%
Total International & Alaska drilling
Rigs available for service (1)	19	20
Utilization rate of rigs available for service (2)	42%	33%

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

Rental Tools Services Business
U.S. Rental Tools
U.S. Rental Tools segment revenues increased $17.8 million, or 51.4 percent, to $52.6 million for the first quarter of 2019 compared with $34.7 million for the first quarter of 2018. The increase was primarily driven by an increase in U.S. land rentals due to higher levels of customer activity.
U.S. Rental Tools segment operating gross margin excluding depreciation and amortization increased $13.2 million, or 83.5 percent, to $29.0 million for the first quarter of 2019 compared with $15.8 million for the first quarter of 2018. The improvement was primarily due to the increase in revenues discussed above.
International Rental Tools
International Rental Tools segment revenues increased $3.6 million, or 20.8 percent, to $21.1 million for the first quarter of 2019 compared with $17.5 million for the first quarter of 2018. The increase was primarily attributable to increased customer activity in the Middle East and Europe.
International Rental Tools segment operating gross margin excluding depreciation and amortization increased $0.2 million, or 48.3 percent, to $0.5 million for the first quarter of 2019 compared with $0.4 million for the first quarter of 2018. The improvement was primarily due to the increase in revenues discussed above.
Drilling Services Business
U.S. (Lower 48) Drilling
U.S. (Lower 48) Drilling segment revenues increased $5.3 million or 389.5 percent, to $6.6 million for the first quarter of 2019 compared with revenues of $1.4 million for the first quarter of 2018. The increase was primarily due to an increase in O&M revenue.
U.S. (Lower 48) Drilling segment operating gross margin excluding depreciation and amortization increased $2.0 million, or 74.1 percent, to a loss of $0.7 million for the first quarter of 2019 compared with a loss of $2.7 million for the first quarter of 2018. The increase was primarily due to the increase in revenues discussed above.
International & Alaska Drilling
International & Alaska Drilling segment revenues increased $21.0 million, or 37.4 percent, to $77.1 million for the first quarter of 2019 compared with $56.1 million for the first quarter of 2018.
The change in revenues was primarily due to the following:

•	an increase of $13.9 million in reimbursable revenues, which increased revenues but had a minimal impact on operating margins;

•
an increase of $5.1 million, excluding revenue from reimbursable costs (“reimbursable revenues”), resulting from increased utilization for certain Company-owned rigs in Kurdistan region of Iraq, Kazakhstan and Mexico;

•	an increase of $1.4 million driven by O&M activities, excluding reimbursable revenues.
International & Alaska Drilling segment operating gross margin excluding depreciation and amortization increased $3.0 million, or 64.6 percent, to $7.7 million for the first quarter of 2019 compared with $4.7 million for the first quarter of 2018. The increase in operating gross margin excluding depreciation and amortization was primarily due to the increase in revenues discussed above.

Other Financial Data
General and Administrative Expense
General and administrative expense increased $1.9 million to $8.1 million for the first quarter of 2019 compared with $6.2 million for the first quarter of 2018, primarily due to an increase in incentive compensation.
    Gain (Loss) on Disposition of Assets, Net
Net gain recognized on asset dispositions was $0.4 million and $0.3 million for the first quarter of 2018 and 2019, respectively. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Reorganization Items
Reorganization items were $93.0 million for the first quarter of 2019. The reorganization items primarily consisted of gain on settlement of liabilities subject to compromise, loss from fresh start valuation adjustments, professional fees and backstop premium on rights offering in the amount of $191.1 million, $242.6 million, $30.1 million and $11.0 million respectively, related to the Chapter 11 Cases. There were no reorganization items for the first quarter of 2018.
    Interest Expense and Income
Interest expense was $0.3 million for the first quarter of 2019 compared with $11.2 million for the first quarter of 2018. The decrease in interest expense is due to the Company discontinuing accruing interest upon the commencement of the Chapter 11 Cases. Interest income was nominal for both the first quarter of 2019 and 2018.
Other
Other income and expense was nominal for the first quarter of 2019 and $0.3 million of income for the first quarter of 2018. Activity in both periods primarily included the impact of foreign currency fluctuations.
Income Tax Expense (Benefit)
During the first quarter of 2019, we had income tax expense of $0.7 million compared with income tax expense of $1.6 million during the first quarter of 2018. Despite the pre-tax loss for the first quarter of 2019, we recognized income tax expense due to the jurisdictional mix of income and loss during the period, our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances, and the income tax impacts of adjustments made as part of Fresh Start Accounting.

Backlog
Backlog is our estimate of the dollar amount of revenues we expect to realize in the future as a result of executed drilling contracts. The Company’s backlog of firm orders was approximately $202.3 million at March 31, 2019 and $246.3 million at March 31, 2018. The backlog is primarily attributable to the International & Alaska Drilling segment of our Drilling Services business. We estimate that, as of March 31, 2019, 44.0 percent of our backlog will be recognized as revenues within the fiscal year.
The amount of actual revenues earned and the actual periods during which revenues are earned could be different from amounts disclosed in our backlog calculations due to a lack of predictability of various factors, including unscheduled repairs, maintenance requirements, weather delays, contract terminations or renegotiations, new contracts and other factors. See “Our backlog of contracted revenue may not be fully realized and may reduce significantly in the future, which may have a material adverse effect on our balance sheets, statement of operations or cash flows” in Item 1A. Risk Factors of our 2018 Form 10-K.
Liquidity and Capital Resources
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of expansion plans, operational and other cash needs. To meet our short-term liquidity requirements we primarily rely on our cash on hand and cash from operations. We also have access to cash through the Credit Facility. We expect that these sources of liquidity will be sufficient to provide us the ability to fund our current operations and required capital expenditures. We may need to fund expansion capital expenditures, acquisitions, debt principal payments, or pursuits of business opportunities that support our strategy, through additional borrowings or the issuance of additional Successor Common Stock or other forms of equity. Our credit agreements limit the payment of dividends. In the past we have not paid dividends on our Predecessor Common Stock and we have no present intention to pay dividends on our Successor Common Stock in the foreseeable future.
Liquidity
The following table provides a summary of our total liquidity:

Successor
Dollars in thousands	March 31, 2019
Cash and cash equivalents on hand (1)	$127,849
Restricted cash	21,436
Availability under Credit Facility	25,167
Total liquidity	$174,452

(1)	As of March 31, 2019, approximately $35.3 million of the $127.8 million of cash and equivalents was held by our foreign subsidiaries.
The earnings of foreign subsidiaries as of March 31, 2019 were reinvested to fund our international operations. If in the future we decide to repatriate earnings, the Company may be required to pay taxes on those amounts, which could reduce the liquidity of the Company at that time.
We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements or guarantees of third-party financial obligations. As of March 31, 2019, we have no energy, commodity, or foreign currency derivative contracts.

Cash Flow Activity
As of March 31, 2019, we had cash, cash equivalents, and restricted cash of $149.3 million, a increase of $90.3 million from cash, cash equivalents, and restricted cash of $59.0 million at December 31, 2018. The following table provides a summary of our cash flow activity:

	Predecessor
	Three Months Ended March 31,
Dollars in thousands	2019	2018
Operating activities	$14,914	$(12,204)
Investing activities	(9,130)	(8,854)
Financing activities	84,510	(2,176)
Net change in cash and cash equivalents	$90,294	$(23,234)
Operating Activities
Cash flows from operating activities were a source of $14.9 million or the three months ended March 31, 2019. Cash flows from operating activities were a use of $12.2 million for the three months ended March 31, 2018. Cash flows from operating activities in each period were largely impacted by our operating results and changes in working capital. Changes in working capital were a source of cash of $17.1 million for the three months ended March 31, 2019 compared with a use of cash of $12.2 million for the three months ended March 31, 2018.
It is our intention to utilize our operating cash flows to fund maintenance and growth of our rental tool assets and drilling rigs. Given the current oil and natural gas services market over the past few years, our short-term focus is to preserve liquidity by managing our costs and capital expenditures. While the overall market for oilfield services remains challenging, we are beginning to see a market recovery that is expected to increase our earnings, working capital and capital spending as we pursue attractive investment opportunities.
Investing Activities
Cash flows from investing activities were a use of $9.1 million and $8.9 million for the three months ended March 31, 2019 and 2018, respectively. Cash flows used in investing activities during the three months ended March 31, 2019 and 2018 included capital expenditures of $9.2 million and $8.9 million respectively, which were primarily used for tubular and other products for our Rental Tools Services business and rig-related maintenance.
Financing Activities
Cash flows from financing activities were a source of $84.5 million for the three months ended March 31, 2019, primarily related to proceeds from rights offering of $95.0 million offset by the payment of amounts borrowed under debtor in possession financing of $10.0 million. Cash flows from financing activities were a use of $2.2 million for the three months ended March 31, 2018, primarily related to debt issuance costs of $1.1 million and dividends of $0.9 million on our Predecessor Preferred Stock.
Debt Summary
As of March 31, 2019 our principal amount of debt was related to the $210.0 million Term Loan, due 2024.
Successor Credit Facility
On March 26, 2019, pursuant to the terms of the Plan, we and certain of our subsidiaries, entered into a credit agreement with the lenders party thereto (the “Credit Facility Lenders”), Bank of America, N.A., as administrative agent and Bank of America, N.A. and Deutsche Bank Securities Inc. as joint lead arrangers and joint bookrunners, providing for a revolving credit facility (the “Credit Facility”) with initial aggregate commitments in the amount of $50.0 million, guaranteed by certain of our subsidiaries. Availability under the Credit Facility is subject to a monthly borrowing base calculation based on eligible domestic rental equipment and eligible domestic accounts receivable and requires us to maintain minimum liquidity of $25.0 million, defined as cash in our liquidity account not to exceed $10.0 million and availability under the borrowing base. The Credit Facility allows for an increase to the aggregate commitments by up to an additional $75.0 million, subject to certain conditions. The Credit Facility provides for a $30.0 million sublimit of the aggregate commitments that is available for the issuance of letters of credit. The Credit Facility matures on March 26, 2023. Debt issuance costs of $1.3 million are amortized over the term of the Credit Facility on a straight-line basis.

As of March 31, 2019, the borrowing base under the Credit Facility was $86.2 million, allowing full access to the $50.0 million in aggregate commitments, which was further reduced by $15.0 million of restricted availability due to the minimum liquidity covenant and $9.8 million in supporting letters of credit outstanding, resulting in availability under the Credit Facility of $25.2 million.
The Credit Facility bears interest either at a rate equal to:

•	LIBOR plus an applicable margin that varies from 2.25 percent to 2.75 percent per annum or

•	a base rate plus an applicable margin that varies from 1.25 percent to 1.75 percent per annum.
We are required to pay a commitment fee of 0.5 percent per annum on the actual daily unused portion of the current aggregate commitments under the Credit Facility. We are also required to pay customary letter of credit and fronting fees.
The Credit Facility also contains customary affirmative and negative covenants, including, among other things, as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual consolidated financial statements and borrowing base certificates, conduct of business, maintenance of property, maintenance of insurance, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments, and other customary covenants. Additionally, the Credit Facility contains customary events of default and remedies for credit facilities of this nature. If we do not comply with the financial and other covenants in the Credit Facility, the Credit Facility Lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Credit Facility, and any outstanding unfunded commitments may be terminated.
Successor Term Loan, Due March 2024
On March 26, 2019, pursuant to the terms of the Plan, we and certain of our subsidiaries entered into a second lien term loan credit agreement (the “Term Loan Agreement”) with the lenders party thereto (the “Term Loan Lenders”) and UMB Bank, N.A., as administrative agent, providing for term loans (the “Term Loan”) in the amount of $210.0 million, guaranteed by certain of our subsidiaries. The Term Loan matures on March 26, 2024.
The Term Loan bears interest at a rate of 13.0 percent per annum, payable quarterly on the first day of each January, April, July, and October, beginning July 1, 2019, with 11.0 percent paid in cash and 2.0 percent paid in kind and capitalized by adding such amount to the outstanding principal.
We may voluntarily prepay all or a part of the Term Loan and, under certain conditions we are required to prepay all or a part of the Term Loan, in each case, at a premium (1) on or prior to 6 months after the closing date of 0%; (2) from 6 months and on or prior to two years after the closing date of 6.50%; (3) from two years and on or prior to three years after the closing date of 3.25%; and (4) from three years after the closing date and thereafter of 0%.
The Term Loan is subject to mandatory prepayments and customary reinvestment rights. The mandatory prepayments include prepayment requirements with respect to a change of control, asset sales and debt issuances, in each case subject to certain exceptions or conditions. The Term Loan Agreement also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual financial statements, conduct of business, maintenance of property, maintenance of insurance, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. Additionally, the Term Loan Agreement contains customary events of default and remedies for credit facilities of this nature. If we do not comply with the covenants in the Term Loan Agreement, the Term Loan Lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Term Loan Agreement.
Predecessor 6.75% Senior Notes, Due July 2022
On January 22, 2014, we issued $360.0 million aggregate principal amount of the 6.75% Notes pursuant to the 6.75% Notes Indenture. The 6.75% Notes were general unsecured obligations of the Company and ranked equal in right of payment with all of our existing and future senior unsecured indebtedness. The 6.75% Notes were jointly and severally guaranteed by all of our subsidiaries that guaranteed indebtedness under the Second Amended and Restated Senior Secured Credit Agreement, as amended from time-to-time (“2015 Secured Credit Agreement”) and our 7.50% Notes. Interest on the 6.75% Notes was payable on January 15 and July 15 of each year, beginning July 15, 2014. Debt issuance costs related to the 6.75% Notes were approximately $7.6 million. After the commencement of the Chapter 11 Cases, the carrying amount of debt was adjusted to the claim amount and all unamortized debt issuance costs prior to the commencement of the Chapter 11 Cases were fully expensed.
Predecessor 7.50% Senior Notes, Due August 2020

On July 30, 2013, we issued $225.0 million aggregate principal amount of the 7.50% Notes pursuant to the 7.50% Notes Indenture. The 7.50% Notes were general unsecured obligations of the Company and ranked equal in right of payment with all of our existing and future senior unsecured indebtedness. The 7.50% Notes were jointly and severally guaranteed by all of our subsidiaries that guaranteed indebtedness under the 2015 Secured Credit Agreement and the 6.75% Notes. Interest on the 7.50% Notes was payable on February 1 and August 1 of each year, beginning February 1, 2014. Debt issuance costs related to the 7.50% Notes were approximately $5.6 million. After the commencement of the Chapter 11 Cases, the carrying amount of debt was adjusted to the claim amount and all unamortized debt issuance costs prior to the commencement of the Chapter 11 Cases were fully expensed.
The commencement of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under the indenture governing the 6.75% Notes and the 7.50% Notes. However, any efforts to enforce such payment obligations were automatically stayed under the provisions of the Bankruptcy Code. The principal balance on the 6.75% Notes and 7.50% Notes of $360.0 million and $225.0 million, respectively, had been reclassed from long-term debt to liabilities subject to compromise as of December 31, 2018. See also Note 2 - Chapter 11 Emergence for further details.
As previously disclosed in our Current Report on Form 8-K filed with the SEC on March 26, 2019, our obligations with respect to the Senior Notes as well as our subsidiaries’ obligations under their respective guarantees under the 6.75% Notes Indenture and the 7.50% Notes Indenture (and the Senior Notes) were cancelled and extinguished as provided in the Plan. From and after March 26, 2019, neither the Company nor its subsidiaries have any continuing obligations under the 6.75% Notes Indenture and 7.50% Notes Indenture or with respect to the Senior Notes or the guarantees related thereto except to the extent specifically provided in the Plan.
Predecessor 2015 Secured Credit Agreement
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
We executed various amendments which, among other things: (1) modified the credit facility to an asset-based lending structure, (2) reduced the size of the Revolver to $80.0 million, (3) eliminated the financial maintenance covenants previously in effect and replaced them with a minimum liquidity covenant of $30.0 million and a monthly borrowing base calculation, (4) allowed for the refinancing of our existing Senior Notes with either secured or unsecured debt, (5) added the ability for the Company to designate certain of its subsidiaries as “Designated Borrowers”, and (6) permitted the Company to make restricted payments in the form of certain equity interests.
On October 25, 2018, we entered into a Consent Agreement and a Cash Collateral Agreement, whereby we could open bank accounts not subject to the 2015 Secured Credit Agreement for the purpose of depositing cash to secure certain letters of credit. On October 30, 2018, we deposited $10.0 million into a cash collateral account to support the letters of credit outstanding, which is included in the restricted cash balance on the consolidated balance sheet as of December 31, 2018.
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
All of the Company’s obligations under the 2015 Secured Credit Agreement were paid prior to the commencement of the Chapter 11 Cases, and the 2015 Secured Credit Agreement, including the Revolver thereunder, was terminated concurrently with the commencement of the Chapter 11 Cases. See also Note 2 - Chapter 11 Emergence for further details. Unamortized debt issuance costs were fully expensed upon termination of the 2015 Secured Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the market risk faced by us from that reported in our 2018 Form 10-K. For more information on market risk, see Part II, Item 7A in our 2018 Form 10-K.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2019, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and is (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, see Note 9 - Commitments and Contingencies in Item 1 of Part I of this quarterly report on Form 10-Q, which information is incorporated into this item by reference.
Item 1A. Risk Factors
We recently emerged from bankruptcy, which may adversely affect our business and relationships.
It is possible that our having filed for bankruptcy and our recent emergence from bankruptcy may adversely affect our business and relationships with customers, vendors, contractors, employees or suppliers. Due to uncertainties, many risks exist, including the following:

•	key suppliers, vendors or other contract counterparties may terminate their relationships with us or require additional financial assurances or enhanced performance from us;

•	our ability to renew existing contracts and compete for new business may be adversely affected;

•	our ability to attract, motivate and/or retain key executives may be adversely affected; and

•	competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.
The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations in the future.
Our actual financial results after emergence from bankruptcy may not be comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby.
In connection with the disclosure statement we filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from bankruptcy. Those projections were prepared solely for the purpose of bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.
Upon our emergence from bankruptcy, the composition of our board of directors changed significantly.
Pursuant to the Plan, the composition of our board of directors (the “Board”) changed significantly. Upon emergence, our Board consists of seven directors, only two of whom, including our Chief Executive Officer, served on the Board prior to our emergence from bankruptcy. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on our Board and, thus, may have different views on the issues that will determine our future. There is no guarantee that our new Board will pursue, or will pursue in the same manner, our current strategic plans. As a result, the future strategy and our plans may differ materially from those of the past.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2019 that were not otherwise disclosed in a Current Report on Form 8-K. The Company currently has no active share repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed or furnished as a part of this report:

Exhibit Number		Description
2.1	—
Amended Joint Chapter 11 Plan of Reorganization of Parker Drilling Company and its Debtor Affiliates (incorporated by reference to Exhibit A of the Order Confirming the Amended Joint Chapter 11 Plan of Reorganization, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 11, 2019).

3.1	—
Amended and Restated Certificate of Incorporation of the Company, as amended and restated on March 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 26, 2019).

3.2	—
Amended and Restated By-laws of the Company, as amended and restated as of March 26, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 26. 2019).

4.1	—	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on March 26, 2019).

4.2	—
Registration Rights Agreement, dated as of March 26, 2019, between Parker Drilling Company and the holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 26, 2019).

4.3	—
Warrant Agreement, dated as of March 26, 2019, between Parker Drilling Company and Equiniti Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 26, 2019).

10.1	—
Credit Agreement, dated March 26, 2019, among Parker Drilling Company, as Parent Borrower, certain Subsidiaries of the Parent Borrower party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders and L/C issuers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2019).

10.2	—
Second Lien Term Loan Credit Agreement, dated March 26, 2019, among Parker Drilling Company, as Borrower, UMB Bank, N.A., as Administrative Agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 26, 2019).

10.3	—	Parker Drilling Company Form of Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 26, 2019).

10.4	—	Parker Drilling Company Form of Restricted Stock Unit Incentive Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 26, 2019).

10.5	—	Parker Drilling Company Form of Stock Option Incentive Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 26, 2019).

10.6	—
Employment Agreement between Mr. Gary Rich and Parker Drilling Company, effective March 26, 2019 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 26, 2019).

10.7	—
Employment Agreement between Mr. Michael W. Sumruld and Parker Drilling Company, effective March 26, 2019 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 26, 2019).

10.8	—
Employment Agreement between Mr. Jon-Al Duplantier and Parker Drilling Company, effective March 26, 2019 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on March 26, 2019).

10.9	—
Employment Agreement between Mr. Bryan R. Collins and Parker Drilling Company, effective March 26, 2019 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on March 26, 2019).

10.10	—	Amended and Restated Backstop Commitment Agreement, dated January 28, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2019).

10.11	—	First Amendment to the Restructuring Support Agreement, dated January 28, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2019).

31.1	—	Gary G. Rich, President and Chief Executive Officer, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	Michael W. Sumruld, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d-14(a) Certification.

32.1	—	Gary G. Rich, President and Chief Executive Officer, 18 U.S.C. Section 1350 Certification.

32.2	—	Michael W. Sumruld, Senior Vice President and Chief Financial Officer, 18 U.S.C. Section 1350 Certification.

101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKER DRILLING COMPANY

Date:	May 9, 2019	By:	/s/ Gary G. Rich
Gary G. Rich President and Chief Executive Officer

		By:	/s/ Michael W. Sumruld
Michael W. Sumruld Senior Vice President and Chief Financial Officer