Form 10-Q
period 2019-06-30
PARKER DRILLING CO /DE/
filed 2019-08-06
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2019
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐
As of August 1, 2019 there were 15,044,739 common shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	Successor	Predecessor
	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$139,099	$48,602
Restricted cash	2,024	10,389
Accounts and notes receivable, net of allowance for bad debts of $269 at June 30, 2019 and $7,767 at December 31, 2018	162,718	136,437
Rig materials and supplies	19,360	36,245
Other current assets	25,234	35,231
Total current assets	348,435	266,904
Property, plant and equipment, net of accumulated depreciation of $18,742 at June 30, 2019 and $951,798 at December 31, 2018	304,978	534,371
Intangible assets, net (Note 4)	16,558	4,821
Deferred income taxes	4,618	2,143
Other non-current assets	33,322	20,175
Total assets	$707,911	$828,414
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debtor in possession financing (Note 2)	$—	$10,000
Accounts payable and accrued liabilities	121,245	75,063
Accrued income taxes	5,021	3,385
Total current liabilities	126,266	88,448
Long-term debt (Note 6)	211,132	—
Other long-term liabilities	16,801	11,544
Long-term deferred tax liability	4,554	510
Commitments and contingencies (Note 9)
Total liabilities not subject to compromise	358,753	100,502
Liabilities subject to compromise (Note 2)	—	600,996
Total liabilities	358,753	701,498

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	Successor	Predecessor
	June 30, 2019	December 31, 2018
	(Unaudited)
Stockholders' equity:
Predecessor preferred stock, $1.00 par value, 1,942,000 shares authorized, 500,000 shares issued and outstanding	—	500
Predecessor common stock, $0.16 2/3 par value, 18,666,667 shares authorized, 9,385,060 shares issued and outstanding (9,384,669 shares issued and outstanding in 2018)	—	1,398
Predecessor capital in excess of par value	—	766,347
Predecessor accumulated other comprehensive income (loss)	—	(6,879)
Successor common stock, $0.01 par value, 500,000,000 shares authorized, 15,044,739 shares issued and outstanding	150	—
Successor capital in excess of par value	344,519	—
Successor accumulated other comprehensive income (loss)	(152)	—
Retained earnings (accumulated deficit)	4,641	(634,450)
Total stockholders’ equity	349,158	126,916
Total liabilities and stockholders’ equity	$707,911	$828,414

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2019	2018
Revenues	$156,031	$118,603
Expenses:
Operating expenses	112,649	91,634
Depreciation and amortization	20,391	27,136
	133,040	118,770
Total operating gross margin (loss)	22,991	(167)
General and administrative expense	(5,610)	(8,288)
Gain (loss) on disposition of assets, net	(53)	(478)
Reorganization items	(962)	—
Total operating income (loss)	16,366	(8,933)
Other income (expense):
Interest expense	(7,663)	(11,197)
Interest income	374	30
Other	(644)	(1,191)
Total other income (expense)	(7,933)	(12,358)
Income (loss) before income taxes	8,433	(21,291)
Income tax expense	3,792	1,586
Net income (loss)	4,641	(22,877)
Less: Predecessor preferred stock dividend	—	907
Net income (loss) available to common stockholders	$4,641	$(23,784)
Basic earnings (loss) per common share:	$0.31	$(2.56)
Diluted earnings (loss) per common share:	$0.31	$(2.56)
Number of common shares used in computing earnings per share:
Basic	15,044,739	9,292,224
Diluted	15,044,739	9,292,224

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
	2019	2019	2018
Revenues	$156,031	$157,397	$228,278
Expenses:
Operating expenses	112,649	120,871	183,168
Depreciation and amortization	20,391	25,102	55,685
	133,040	145,973	238,853
Total operating gross margin (loss)	22,991	11,424	(10,575)
General and administrative expense	(5,610)	(8,147)	(14,489)
Gain (loss) on disposition of assets, net	(53)	384	(135)
Reorganization items	(962)	(92,977)	—
Total operating income (loss)	16,366	(89,316)	(25,199)
Other income (expense):
Interest expense	(7,663)	(274)	(22,437)
Interest income	374	8	53
Other	(644)	(10)	(900)
Total other income (expense)	(7,933)	(276)	(23,284)
Income (loss) before income taxes	8,433	(89,592)	(48,483)
Income tax expense	3,792	656	3,190
Net income (loss)	4,641	(90,248)	(51,673)
Less: Predecessor preferred stock dividend	—	—	1,813
Net income (loss) available to common stockholders	$4,641	$(90,248)	$(53,486)
Basic earnings (loss) per common share:	$0.31	$(9.63)	$(5.77)
Diluted earnings (loss) per common share:	$0.31	$(9.63)	$(5.77)
Number of common shares used in computing earnings per share:
Basic	15,044,739	9,368,322	9,271,759
Diluted	15,044,739	9,368,322	9,271,759

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2019	2018
Net income (loss)	$4,641	$(22,877)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	(80)	(445)
Currency translation difference on foreign currency net investments	(72)	(1,802)
Total other comprehensive income (loss), net of tax:	(152)	(2,247)
Comprehensive income (loss)	$4,489	$(25,124)

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
	2019	2019	2018
Net income (loss)	$4,641	$(90,248)	$(51,673)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	(80)	141	(169)
Currency translation difference on foreign currency net investments	(72)	(518)	(2,378)
Total other comprehensive income (loss), net of tax:	(152)	(377)	(2,547)
Comprehensive income (loss)	$4,489	$(90,625)	$(54,220)

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
	2019	2019	2018
Cash flows from operating activities:
Net income (loss)	$4,641	$(90,248)	$(51,673)
Adjustments to reconcile net income (loss):
Depreciation and amortization	20,391	25,102	55,685
(Gain) loss on disposition of assets, net	53	(384)	135
Reorganization items	—	62,470	—
Deferred tax expense (benefit)	3,254	(1,685)	(896)
Expenses not requiring cash	3,680	2,575	4,030
Change in assets and liabilities:
Accounts and notes receivable	5,473	(32,842)	(392)
Other assets	(5,239)	(6,542)	8,112
Accounts payable and accrued liabilities	(12,731)	55,780	(6,026)
Accrued income taxes	(2,581)	688	(944)
Net cash provided by (used in) operating activities	16,941	14,914	8,031
Cash flows from investing activities:
Capital expenditures	(25,085)	(9,231)	(32,549)
Proceeds from the sale of assets	257	101	851
Net cash provided by (used in) investing activities	(24,828)	(9,130)	(31,698)
Cash flows from financing activities:
Payments of debt issuance costs	(275)	(490)	(1,440)
Proceeds from rights offering	—	95,000	—
Payment of amounts borrowed under debtor in possession financing	—	(10,000)	—
Predecessor preferred stock dividend	—	—	(1,813)
Shares surrendered in lieu of tax	—	—	(170)
Net cash provided by (used in) financing activities	(275)	84,510	(3,423)

Net increase (decrease) in cash and cash equivalents and restricted cash	(8,162)	90,294	(27,090)
Cash and cash equivalents and restricted cash at beginning of period	149,285	58,991	141,549
Cash and cash equivalents and restricted cash at end of period	$141,123	$149,285	$114,459
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and Shares in Thousands)
(Unaudited)

	Shares	Preferred Stock		Common Stock		Treasury Stock		Capital in Excess of Par Value		Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2017 (Predecessor)	9,762	$500		$1,548		$(170)		$766,508		$(468,753)		$(3,512)	$296,121
Activity in employees’ stock plans	21	—		3		—		(126)		—		—	(123)
Amortization of stock-based awards	—	—		—		—		979		—		—	979
Predecessor preferred stock dividend	—	—		—		—		(906)		—		—	(906)
Comprehensive Income:
Net income (loss)	—	—		—		—		—		(28,796)		—	(28,796)
Other comprehensive income (loss)	—	—		—		—		—		—		(300)	(300)
Balances, March 31, 2018 (Predecessor)	9,783	$500		$1,551		$(170)		$766,455		$(497,549)		$(3,812)	$266,975
Activity in employees’ stock plans	37	—		6		—		(53)		—		—	(47)
Amortization of stock-based awards	—	—		—		—		833		—		—	833
Predecessor preferred stock dividend	—	—		—		—		(907)		—		—	(907)
Comprehensive Income:
Net income (loss)	—	—		—		—		—		(22,877)		—	(22,877)
Other comprehensive income (loss)	—	—		—		—		—		—		(2,247)	(2,247)
Balances, June 30, 2018 (Predecessor)	9,820	$500	—	$1,557	—	$(170)	—	$766,328	—	$(520,426)	—	$(6,059)	$241,730

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and Shares in Thousands)
(Unaudited)

	Shares	Preferred Stock	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2018 (Predecessor)	9,885	$500	$1,568	$(170)	$766,347	$(634,450)	$(6,879)	$126,916
Activity in employees’ stock plans	—	—	—	—	—	—	—	—
Amortization of stock-based awards	—	—	—	—	1,446	—	—	1,446
Predecessor preferred stock dividend	—	—	—	—	—	—	—	—
Comprehensive Income:
Net income (loss)	—	—	—	—	—	(90,248)	—	(90,248)
Other comprehensive income (loss)	—	—	—	—	—	—	(377)	(377)
Balances, March 31, 2019 (Predecessor)	9,885	500	1,568	(170)	767,793	(724,698)	(7,256)	37,737
Cancellation of predecessor equity	(9,885)	(500)	(1,568)	170	(767,793)	724,698	7,256	(37,737)
Balances, March 31, 2019 (Predecessor)	—	—	—	—	—	—	—	—

Issuances of successor common stock	15,044	—	150	—	328,800	—	—	328,950
Issuances of successor warrants	—	—	—	—	14,687	—	—	14,687
Equity issuance costs	—	—	—	—	(837)	—	—	(837)
Balances, March 31, 2019 (Successor)	15,044	—	150	—	342,650	—	—	342,800
Amortization of stock-based awards	—	—	—	—	1,869	—	—	1,869
Comprehensive Income:
Net income (loss)	—	—	—	—	—	4,641	—	4,641
Other comprehensive income (loss)	—	—	—	—	—	—	(152)	(152)
Balances, June 30, 2019 (Successor)	15,044	$—	$150	$—	$344,519	$4,641	$(152)	$349,158

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 1 - Summary of Significant Accounting Policies
Organization and Nature of Operations
Unless otherwise indicated, the terms “Company,” “Parker,” “we,” “us” and “our” refer to Parker Drilling Company, incorporated in Delaware, together with its wholly-owned subsidiaries, and “Parker Drilling” refers solely to the parent, Parker Drilling Company. Parker is an international provider of contract drilling and drilling-related services, as well as, rental tools and services. We have operated in over 60 countries since beginning operations in 1934, making us among the most geographically experienced drilling contractors and rental tools providers in the world.
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

	Successor	Predecessor
Dollars in thousands	June 30, 2019	December 31, 2018
Cash and cash equivalents	$139,099	$48,602
Restricted cash	2,024	10,389
Cash, cash equivalents and restricted cash at end of period	$141,123	$58,991

The restricted cash balance as of June 30, 2019 is primarily related to our professional fees escrow account. The restricted cash was returned to cash and cash equivalents in August 2019 due to lower than expected payments for pre-emergence bankruptcy professional fees. The restricted cash balance as of December 31, 2018 includes $9.8 million in a cash collateral account to support the letters of credit outstanding and $0.6 million held as compensating balances in the ordinary course of business for purchases and utilities.
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
As lessor, our leases are primarily operating leases which are included in revenue in our consolidated condensed statement of operations. See Note 11 - Revenue for further details.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and natural gas companies. We generally do not require collateral on our trade receivables. We depend on a limited number of significant customers. Our largest customer, Exxon Neftegas Limited (“ENL”), constituted approximately 26.9 percent of our consolidated revenues for the three months ended June 30, 2019. Excluding revenues from reimbursable costs (“reimbursable revenues”) of $16.9 million, ENL constituted approximately 18.3 percent of our total consolidated revenues for the three months ended June 30, 2019. For the three months ended March 31, 2019, ENL constituted approximately 31.2 percent of our total consolidated revenues. Excluding reimbursable revenues of $26.3 million, ENL constituted approximately 17.7 percent of our total consolidated revenues for the three months ended March 31, 2019.
The following table includes our deposits in domestic banks in excess of federally insured limits and uninsured deposits in foreign banks:

	Successor	Predecessor
Dollars in thousands	June 30, 2019	December 31, 2018
Deposits in domestic banks in excess of federally insured limits	$102,283	$27,520
Uninsured deposits in foreign banks	41,293	32,907

Earnings (Loss) Per Share (EPS)
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The effects of dilutive securities such as Successor unvested restricted stock units, Successor unvested stock options, Successor warrants and Predecessor preferred stock are included in the diluted EPS calculation, when applicable. See Note 10 - Earnings (Loss) Per Common Share (“EPS”) for further details.
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
References to “Successor” relate to the consolidated condensed statement of operations or consolidated condensed balance sheet of the reorganized Company as of and subsequent to March 31, 2019. References to “Predecessor” relate to the consolidated condensed balance sheet of the Company prior to, and consolidated condensed statement of operations through and including, March 31, 2019.
On March 26, 2019:

(1)	the Company amended and restated its certificate of incorporation and bylaws;

(2)	the Company appointed new members to the Successor’s board of directors to replace directors of the Predecessor;

(3)	the Company issued:

•	2,827,323 shares of Successor Common Stock pro rata to 7.50% Note Holders;

•	5,178,860 shares of Successor Common Stock pro rata to 6.75% Note Holders;

•	90,558 shares of Successor Common Stock and 1,032,073 Successor warrants to purchase 1,032,073 shares of Successor Common Stock pro rata to holders of the Predecessor Preferred Stock;

•	135,838 shares of Successor Common Stock and 1,548,109 Successor warrants to purchase 1,548,109 shares of Successor Common Stock pro rata to holders of the Predecessor Common Stock;

•
504,577 shares of Successor Common Stock to commitment parties under that certain Backstop Commitment Agreement, dated December 12, 2018 and amended and restated on January 28, 2019, (as amended and restated, the “Backstop Commitment Agreement”) in respect of the commitment premium due thereunder;

•
1,403,910 shares of Successor Common Stock to the commitment parties under the Backstop Commitment Agreement in connection with their backstop obligation thereunder to purchase unsubscribed shares of Successor Common Stock; and

•
4,903,308 shares of Successor Common Stock to participants in the rights offering extended by Parker to the applicable classes under the Plan (including to the commitment parties party to the Backstop Commitment Agreement).

Reorganization Items
Any expenses, gains and losses that are realized or incurred subsequent to and as a direct result of the Chapter 11 Cases are recorded under reorganization items on our consolidated condensed statement of operations.
Reorganization items consisted of:

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
Dollars in thousands	2019	2019	2018
Gain on settlement of liabilities subject to compromise	$—	$(191,129)	$—
Fresh start valuation adjustments	—	242,567	—
Professional fees	962	30,107	—
Backstop premium on the rights offering paid in stock	—	11,033	—
Other	—	399	—
Reorganization items	$962	$92,977	$—

Supplemental cash flow information related to reorganization items paid is as follows:

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
Dollars in thousands	2019	2019	2018
Reorganization items paid	$20,132	$8,617	$—

Debtor in Possession Financing
Amounts outstanding against the debtor in possession financing facility were $10.0 million as of December 31, 2018. The debtor in possession financing facility was terminated as of March 26, 2019.
Liabilities Subject To Compromise
Pre-petition unsecured and under-secured obligations that could have been impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise on our Predecessor consolidated condensed balance sheet. These liabilities were reported at the amounts allowed as claims by the Bankruptcy Court.
Liabilities subject to compromise consisted of:

	Successor	Predecessor
Dollars in thousands	June 30, 2019	December 31, 2018
Predecessor 6.75% senior notes, due July 2022	$—	$360,000
Predecessor 7.50% senior notes, due August 2020	—	225,000
Accrued interest on predecessor senior notes	—	15,996
Liabilities subject to compromise	$—	$600,996

Contractual interest expense for the three months ended March 31, 2019, on our senior notes was $10.3 million; however, no interested expense was accrued on the senior notes, as they were impaired and extinguished upon emergence. See also Note 6 - Debt for further details.

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
We evaluated the events between March 26, 2019 and March 31, 2019 and concluded that the use of an accounting convenience date of March 31, 2019 (“Fresh Start Reporting Date”) would not have a material impact on our consolidated condensed statement of operations or consolidated condensed balance sheet. As such, the application of fresh start accounting was reflected in our condensed consolidated balance sheet as of March 31, 2019 and fresh start accounting adjustments related thereto were included in our consolidated condensed statement of operations for the three months ended March 31, 2019.
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
Successor Warrants
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

Dollars in thousands	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
ASSETS
Current assets:
Cash and cash equivalents	$51,777	$76,072	(1)	$—		$127,849
Restricted cash	11,070	10,366	(2)	—		21,436
Accounts and notes receivable, net	168,444	—		—		168,444
Rig materials and supplies	39,024	—		(21,185)	(15)	17,839
Other current assets	31,944	(8,764)	(3)	(3,603)	(16)	19,577
Total current assets	302,259	77,674		(24,788)		355,145
Property, plant and equipment, net	533,938	—		(229,968)	(17)	303,970
Intangible assets, net	4,245	—		13,755	(18)	18,000
Deferred income taxes	2,518	—		1,751	(19)	4,269
Other non-current assets	38,045	1,253	(4)	(6,301)	(20)	32,997
Total assets	$881,005	$78,927		$(245,551)		$714,381
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debtor in possession financing	$10,000	$(10,000)	(5)	$—		$—
Accounts payable and accrued liabilities	134,461	4,990	(6)	(3,868)	(21)	135,583
Accrued income taxes	5,013	—		—		5,013
Total current liabilities	149,474	(5,010)		(3,868)		140,596
Long-term debt	—	210,000	(7)	—		210,000
Other long-term liabilities	20,901	—		(866)	(22)	20,035
Long-term deferred tax liability	28,445	—		(27,495)	(19)	950
Commitments and contingencies
Total liabilities not subject to compromise	198,820	204,990		(32,229)		371,581
Liabilities subject to compromise	600,996	(600,996)	(8)	—		—
Total liabilities	799,816	(396,006)		(32,229)		371,581
Stockholders’ equity:
Predecessor preferred stock	500	(500)	(9)	—		—
Predecessor common stock	1,398	(1,398)	(10)	—		—
Predecessor capital in excess of par value	767,793	(35,839)	(11)	(731,954)	(23)	—
Predecessor accumulated other comprehensive income (loss)	(7,256)	—		7,256	(23)	—
Successor common stock	—	150	(12)	—		150
Successor capital in excess of par value	—	342,650	(13)	—		342,650
Accumulated deficit	(681,246)	169,870	(14)	511,376	(23)	—
Total stockholders’ equity	81,189	474,933		(213,322)		342,800
Total liabilities and stockholders’ equity	$881,005	$78,927		$(245,551)		$714,381

Reorganization Adjustments

(1)	Changes in cash and cash equivalents included the following:

Dollars in thousands
Proceeds from the rights offering	$95,000
Transfers from restricted cash for the return of cash collateral (for letters of credit)	10,433
Proceeds from refund of backstop commitment fee	7,600
Transfers from restricted cash for deposit releases	250
Transfers to restricted cash for funding of professional fees	(21,049)
Payment of debtor in possession financing principal and interest	(10,035)
Payment of professional fees	(5,154)
Payment of debt issuance costs for the successor credit facility	(490)
Payment of fees on letters of credit	(58)
Payment of term loan agent fees	(50)
Payment of other reorganization expenses	(375)
Net change in cash and cash equivalents	$76,072

(2)	Changes in restricted cash reflects the net transfer of cash between restricted cash and cash and cash equivalents.

(3)	Changes in other current assets include the following:

Dollars in thousands
Refund of backstop commitment fee	$(7,600)
Elimination of predecessor directors and officers insurance policies	(702)
Reclass of prepaid costs related to the successor credit facility	(488)
Payment of other costs related to the successor credit facility	26
Net change in other current assets	$(8,764)

(4)	Changes in other non-current assets include the following:

Dollars in thousands
Capitalization of debt issuance costs on the successor credit facility	$765
Reclass of prepaid costs related to the successor credit facility	488
Net change in other non-current assets	$1,253

(5)	Reflects the payment of debtor in possession financing principal.

(6)	Changes in accounts payable and accrued liabilities include the following:

Dollars in thousands
Accrual of professional fees	$7,100
Payment of professional fees	(2,017)
Payment of debtor in possession financing interest	(35)
Payment of letters of credit fees	(58)
Net change in accounts payable and accrued liabilities	$4,990

(7)	Changes in long-term debt include the issuance of the $210.0 million Term Loan.

(8)	Liabilities subject to compromise to be settled in accordance with the Plan and the resulting gain was determined as follows:

Dollars in thousands
Liabilities subject to compromise	$(600,996)
Issuance of term loan	210,000
Issuance of successor common stock to the 7.50% note holders and 6.75% note holders	175,058
Excess fair value ascribed to lenders participating in equity rights offering	24,809
Gain on settlement of liabilities subject to compromise	$(191,129)

(9)	Changes in Predecessor Preferred Stock reflects the cancellation of Predecessor Preferred Stock.

(10)	Changes in Predecessor Common Stock reflects the cancellation of Predecessor Common Stock.

(11)	Changes in Predecessor capital in excess of par include the following:

Dollars in thousands
Cancellation of predecessor preferred stock	$500
Cancellation of predecessor common stock	1,398
Issuance of successor warrants to predecessor common stock and predecessor preferred stock holders	(14,687)
Issuance of successor common stock to predecessor common stock and predecessor preferred stock holders	(4,950)
Excess fair value ascribed to parties participating in rights offering, excluding lenders	(18,100)
Net change in predecessor capital in excess of par value	$(35,839)

(12)	Changes in Successor Common Stock include the following:

Dollars in thousands
Issuance of successor common stock to the 7.50% note holders and 6.75% note holders	$80
Issuance of successor common stock pursuant to rights offering	68
Issuance of successor common stock to predecessor common stock and predecessor preferred stock holders	2
Net change in successor common stock	$150

(13)	Change in Successor capital in excess of par value include the following:

Dollars in thousands
Issuance of successor common stock to the 7.50% note holders and 6.75% note holders	$174,978
Issuance of successor common stock pursuant to rights offering	148,874
Issuance of successor warrants to predecessor common stock and predecessor preferred stock holders	14,687
Issuance of successor common stock to predecessor common stock and predecessor preferred stock holders	4,948
Equity issuance costs	(837)
Net change in successor capital in excess of par value	$342,650

(14)	Changes in accumulated deficit include the following:

Dollars in thousands
Gain on settlement of liabilities subject to compromise	$191,129
Backstop premium on rights offering	(11,032)
Accrual of professional fees	(5,988)
Payment of professional fees	(3,137)
Elimination of predecessor directors and officers insurance policies	(702)
Payment of other reorganization items	(400)
Net change in accumulated deficit	$169,870
Fresh Start Accounting Adjustments

(15)	Changes in rig materials and supplies reflect the fair value adjustment due to the adoption of fresh start accounting.

(16)	Changes in other current assets reflect the elimination of capitalized mobilization costs due to the adoption of fresh start accounting.

(17)	Changes in property, plant and equipment, net reflects the fair value adjustment due to the adoption of fresh start accounting.

(18)	Changes in intangible assets, net reflects the fair value adjustment due to the adoption of fresh start accounting.

Dollars in thousands	Successor Fair Value	Predecessor Historical Book Value
Customer relationships	$16,300	$—
Trade names	1,500	368
Developed technology	200	3,877
Intangible assets, net	$18,000	$4,245

(19)	Changes in deferred income taxes reflects the adjustment due to the adoption of fresh start accounting.

(20)	Changes in other non-current assets reflect the following:

Dollars in thousands
Fair value adjustment to rig material and supplies	$(6,845)
Fair value adjustment to investment in non-consolidated subsidiaries	2,290
Fair value adjustment to long-term notes receivable	(272)
Elimination of capitalized mobilization costs	(857)
Elimination of long-term other deferred charges	(617)
Net change in other non-current assets	$(6,301)

(21)	Changes in accounts payable and accrued liabilities due to the adoption of fresh start accounting include the following:

Dollars in thousands
Elimination of deferred rent	$(1,100)
Elimination of deferred revenue	(2,768)
Net change in accounts payable and accrued liabilities	$(3,868)

(22)	Changes in other long-term liabilities reflects the elimination of deferred revenue due to the adoption of fresh start accounting.

(23)	Changes reflect the cumulative impact of fresh start accounting adjustments discussed above and the elimination of Predecessor accumulated other comprehensive loss and Predecessor accumulated deficit.

Note 4 - Intangible Assets
Intangible Assets consist of the following:

		Successor
		Balance at June 30, 2019
Dollars in thousands	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3	$16,300	$(1,359)	$14,941
Trade names	5	1,500	(75)	1,425
Developed technology	6	200	(8)	192
Total amortized intangible assets		$18,000	$(1,442)	$16,558

Amortization expense related to intangible assets is presented below:

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
Dollars in thousands	2019	2019	2018
Intangibles amortization expense	$1,442	$577	$1,153

Our remaining intangibles amortization expense for the next five years is presented below:

Dollars in thousands	Expected future intangible amortization expense
2019	$2,883
2020	$5,767
2021	$5,767
2022	$1,691
Beyond 2022	$450

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

•	a practical expedient to not reassess whether a contract is or contains a lease and carry forward its historical lease classification.

•	a practical expedient to account for the lease and non-lease components separately (except as discussed below).

•	a practical expedient to account for the lease and non-lease components as a single lease component for certain assets, by class of underlying asset.
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
Supplemental lease information related to our operating leases as of June 30, 2019 is shown below:

Successor
Dollars in thousands	June 30, 2019
Operating lease right-of-use assets (1)	$19,023

Operating lease liabilities - current (2)	8,049
Operating lease liabilities - noncurrent (3)	9,928
Total operating lease liabilities	$17,977

Weighted average remaining lease term (in years)	3
Weighted average discount rate	7.2%

(1)	This amount is included in other non-current assets in our consolidated condensed balance sheet.

(2)	This amount is included in accounts payable and accrued liabilities in our consolidated condensed balance sheet.

(3)	This amount is included in other long-term liabilities in our consolidated condensed balance sheet.

Supplemental cash flow information related to leases are as follow:

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended March 31,
Dollars in thousands	2019	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2,150	$2,498
Operating lease right-of-use assets obtained in exchange for lease obligations	$737	$60

Maturities of operating lease liabilities as of June 30, 2019 were as follows:

Successor
Dollars in thousands	Operating Leases
2019	$4,345
2020	7,181
2021	4,462
2022	2,005
2023	1,534
Beyond 2023	558
Total undiscounted lease liability	20,085
Imputed interest	(2,108)
Total operating lease liabilities	$17,977

Future minimum operating lease payments as of December 31, 2018 were as follows:

Successor
Dollars in thousands	Operating Leases
2019	$10,722
2020	7,887
2021	4,193
2022	1,968
2023	1,540
Beyond 2023	636
Total lease payments	$26,946

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Expenses for operating leases for the six months ended June 30, 2019 are shown below:

	Successor	Predecessor
Dollars in thousands	Three Months Ended June 30, 2019	Three Months Ended March 31, 2019
Operating lease expense	$2,684	$2,709
Short-term lease expense	833	787
Variable lease expense	1,849	1,840
Total lease expense	$5,366	$5,336

Note 6 - Debt
The following table illustrates the Company’s debt portfolio as of June 30, 2019 and December 31, 2018:

	Successor	Predecessor
Dollars in thousands	June 30, 2019	December 31, 2018
Successor credit facility	$—	$—
Successor term loan, due March 2024	211,132	—
Predecessor 6.75% senior notes, due July 2022	—	360,000
Predecessor 7.50% senior notes, due August 2020	—	225,000
Predecessor 2015 secured credit agreement	—	—
Total debt	$211,132	$585,000

Successor Credit Facility
On March 26, 2019, pursuant to the terms of the Plan, we and certain of our subsidiaries, entered into a credit agreement with the lenders party thereto (the “Credit Facility Lenders”), Bank of America, N.A., as administrative agent and Bank of America, N.A. and Deutsche Bank Securities Inc. as joint lead arrangers and joint bookrunners, providing for a revolving credit facility (the “Credit Facility”) with initial aggregate commitments in the amount of $50.0 million, guaranteed by certain of our subsidiaries. Availability under the Credit Facility is subject to a monthly borrowing base calculation based on eligible domestic rental equipment and eligible domestic accounts receivable and requires us to maintain minimum liquidity of $25.0 million, defined as cash in our liquidity account not to exceed $10.0 million and availability under the borrowing base. The Credit Facility allows for an increase to the aggregate commitments by up to an additional $75.0 million, subject to certain conditions. The Credit Facility provides for a $30.0 million sublimit of the aggregate commitments that is available for the issuance of letters of credit. The Credit Facility matures on March 26, 2023. Debt issuance costs of $1.3 million ($1.2 million, net of amortization as of June 30, 2019) are being amortized over the term of the Credit Facility on a straight-line basis.
As of June 30, 2019, the borrowing base under the Credit Facility was $88.3 million, allowing full access to the $50.0 million in aggregate commitments, which was further reduced by $15.0 million of restricted availability due to the minimum liquidity covenant and $10.2 million in supporting letters of credit outstanding, resulting in availability under the Credit Facility of $24.8 million.
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
The Credit Facility also contains customary affirmative and negative covenants, including, among other things, as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual consolidated financial statements and borrowing base certificates, conduct of business, maintenance of property, maintenance of insurance, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments, and other customary covenants. Additionally, the Credit Facility contains customary events of default and remedies for credit facilities of this nature. If we do not comply with the financial and other covenants in the Credit Facility, the Credit Facility Lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Credit Facility, and any outstanding unfunded commitments may be terminated. As of June 30, 2019, we were in compliance with all the financial covenants under the Credit Facility.
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

The Term Loan bears interest at a rate of 13.0 percent per annum, payable quarterly on the first day of each January, April, July, and October, beginning July 1, 2019, with 11.0 percent paid in cash and 2.0 percent paid in kind and capitalized by adding such amount to the outstanding principal. The increase in the Term Loan from $210.0 million to $211.1 million is due to the interest paid in kind and capitalized by adding such amount to the outstanding principal.
We may voluntarily prepay all or a part of the Term Loan and, under certain conditions we are required to prepay all or a part of the Term Loan, in each case, at a premium (1) on or prior to 6 months after the closing date of 0 percent; (2) from 6 months and on or prior to two years after the closing date of 6.50 percent; (3) from two years and on or prior to three years after the closing date of 3.25 percent; and (4) from three years after the closing date and thereafter of 0 percent.
The Term Loan is subject to mandatory prepayments and customary reinvestment rights. The mandatory prepayments include prepayment requirements with respect to a change of control, asset sales and debt issuances, in each case subject to certain exceptions or conditions. The Term Loan Agreement also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual financial statements, conduct of business, maintenance of property, maintenance of insurance, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. Additionally, the Term Loan Agreement contains customary events of default and remedies for facilities of this nature. If we do not comply with the covenants in the Term Loan Agreement, the Term Loan Lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Term Loan Agreement. As of June 30, 2019, we were in compliance with all the financial covenants under the Term Loan Agreement.
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
The commencement of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under the indentures governing the 6.75% Notes and the 7.50% Notes. However, any efforts to enforce such payment obligations were automatically stayed under the provisions of the Bankruptcy Code. The principal balance on the 6.75% Notes and 7.50% Notes of $360.0 million and $225.0 million, respectively, had been reclassed from long-term debt to liabilities subject to compromise as of December 31, 2018. See also Note 2 - Chapter 11 Emergence for further details.
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
Our obligations under the 2015 Secured Credit Agreement were guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and were secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the Gulf of Mexico (“GOM”) and land rigs in Alaska, certain U.S.-based rental equipment of the Company and its subsidiary guarantors and the equity interests of certain of the Company’s subsidiaries. In addition to the liquidity covenant and borrowing base requirements, the 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness and liens, and restrictions on entry into certain affiliate transactions and payments (including certain payments of dividends).
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
Supplemental cash flow information related to interest paid is as follow:

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
Dollars in thousands	2019	2019	2018
Interest paid	$—	$184	$20,588

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
Fair value of our Term Loan is determined using Level 2 inputs. The Level 2 fair value was determined using a market approach by comparing secured debt of other companies in our industry that have a similar credit rating and debt amount. Fair value of our 6.75% Notes and 7.50% Notes was determined using Level 2 inputs.
Fair values and related carrying values of our debt instruments were as follows:

	Successor		Predecessor
	June 30, 2019		December 31, 2018
Dollars in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Successor term loan, due March 2024	$211,132	$252,254	$—	$—
Predecessor 6.75% senior notes, due July 2022	—	—	360,000	180,000
Predecessor 7.50% senior notes, due August 2020	—	—	225,000	117,000
Total	$211,132	$252,254	$585,000	$297,000

Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the six months ended June 30, 2019.

Note 8 - Income Taxes
Income tax expense and the effective tax rate is shown below:

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
Dollars in thousands	2019	2019	2018
Income tax (benefit) expense	$3,792	$656	$3,190
Effective tax rate	45.0%	(0.7)%	(6.6)%

The Company’s effective tax rate was 45.0 percent for the three months ended June 30, 2019, which varied from the U.S. statutory rate of 21.0 percent primarily due to the jurisdictional mix of income and loss during the quarter, our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances, and the change in uncertain tax positions. The Company’s effective tax rate was negative 0.7 percent for the three months ended March 31, 2019, respectively, which varied from the U.S. statutory rate of 21.0 percent primarily due to the jurisdictional mix of income and loss during the quarter, our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances, and the income tax impacts of adjustments made as part of Fresh Start Accounting. See Note 3 - Fresh Start Accounting for further details. The Company’s effective tax rate was negative 6.6 percent for the six months ended June 30, 2018, which varied from the U.S. statutory rate of 21.0 percent primarily due to the jurisdictional mix of income and loss and our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances.
Supplemental cash flow information related to income taxes paid (net of refunds) are as follow:

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
Dollars in thousands	2019	2019	2018
Income taxes paid (net of refunds)	$3,106	$1,421	$5,359

We apply the accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Our liability for unrecognized tax benefits is primarily related to foreign operations, (all of which, if recognized, would favorably impact our effective tax rate). Unrecognized tax benefits and accrued interest and penalties related to uncertain tax positions was as follows:

	Successor	Predecessor
Dollars in thousands	June 30, 2019	December 31, 2018
Liability for unrecognized tax benefits	$3,564	$5,728
Accrued interest and penalties related to uncertain tax positions	$1,508	$2,107

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

Note 10 - Earnings (Loss) Per Common Share (“EPS”)
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The effects of dilutive securities such as Successor unvested restricted stock units, Successor unvested stock options, Successor warrants and Predecessor preferred stock are included in the diluted EPS calculation, when applicable. The number of outstanding dilutive securities can change with turnover of employees holding these securities.
The following table represents the computation of earnings per share:

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
Dollars in thousands, except share and per share amounts	2019	2018
Basic EPS
Numerator
Net income (loss) available to common stockholders (numerator)	$4,641	$(23,784)
Denominator
Weighted average shares outstanding	15,044,739	9,292,224
Number of shares used for basic EPS computation	15,044,739	9,292,224
Basic earnings (loss) per common share	$0.31	$(2.56)

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
Dollars in thousands, except share and per share amounts	2019	2018
Diluted EPS
Numerator
Net income (loss) available to common stockholders (numerator)	$4,641	$(23,784)
Denominator
Number of shares used for basic EPS computation	15,044,739	9,292,224
Successor unvested restricted stock units	—	—
Successor unvested stock options	—	—
Successor warrants	—	—
Predecessor preferred stock	—	—
Number of shares used for diluted EPS computation	15,044,739	9,292,224
Diluted earnings (loss) per common share	$0.31	$(2.56)

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
Dollars in thousands, except share and per share amounts	2019	2019	2018
Basic EPS
Numerator
Net income (loss) available to common stockholders (numerator)	$4,641	$(90,248)	$(53,486)
Denominator
Weighted average shares outstanding	15,044,739	9,368,322	9,271,759
Number of shares used for basic EPS computation	15,044,739	9,368,322	9,271,759
Basic earnings (loss) per common share	$0.31	$(9.63)	$(5.77)

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
Dollars in thousands, except share and per share amounts	2019	2019	2018
Diluted EPS
Numerator
Net income (loss) available to common stockholders (numerator)	$4,641	$(90,248)	$(53,486)
Denominator
Number of shares used for basic EPS computation	15,044,739	9,368,322	9,271,759
Successor unvested restricted stock units	—	—	—
Successor unvested stock options	—	—	—
Successor warrants	—	—	—
Predecessor preferred stock	—	—	—
Number of shares used for diluted EPS computation	15,044,739	9,368,322	9,271,759
Diluted earnings (loss) per common share	$0.31	$(9.63)	$(5.77)
The following shares were excluded from the computation of diluted EPS as such shares would be anti-dilutive:

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
	2019	2019	2018
Successor unvested restricted stock units (1)	297,580	—	—
Successor unvested stock options (2)	446,372	—	—
Successor warrants (3)	2,580,182	—	—
Predecessor preferred stock (4)	—	1,587,300	1,587,300

(1)	The Successor unvested restricted stock units represent shares of Successor Common Stock that were issued upon emergence from bankruptcy under the 2019 Long Term Incentive Plan to certain employees.

(2)
The Successor unvested stock options were issued upon emergence from bankruptcy under the 2019 Long Term Incentive Plan to certain employees and are convertible into one share each of Successor Common Stock at an exercise price of $23.

(3)
The Successor warrants were issued upon emergence from bankruptcy and are initially convertible into one share each of Successor Common Stock at an initial exercise price of $48.85. See Note 2 - Chapter 11 Emergence for more details.

(4)
The 500,000 units of Predecessor preferred stock were convertible into 47.6190 shares of Predecessor common stock for each Predecessor preferred stock for a total of 1,587,300 shares of Predecessor common stock.

Note 11 - Revenue
The following table shows the Company’s revenues by type:

	Successor	Predecessor
Dollars in thousands	Three Months Ended June 30, 2019	Three Months Ended March 31, 2019
Lease revenue	$42,431	$42,041
Service revenue	113,600	115,356
Total revenues	$156,031	$157,397

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
Such revenues are allocated to the overall performance obligation and typically recognized ratably over the initial term of the related drilling contract as these activities are not considered to be distinct within the context of our contracts. A contract liability is recorded for such fees when received.
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

Reimbursable revenues during the period were as follows:

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
Dollars in thousands	2019	2019	2018
Reimbursable revenue	$18,465	$28,541	$27,036

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
Capitalized mobilization costs were as follows:

	Successor	Predecessor
Dollars in thousands	June 30, 2019	December 31, 2018
Capitalized mobilization costs	$2,904	$5,343
There was no impairment loss in relation to capitalized costs. Amortization of these capitalized mobilization costs were as follows:

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
Dollars in thousands	2019	2019	2018
Amortization of capitalized mobilization costs	$128	$3,066	$2,127

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
Contract Liabilities
The following table provides information about contract liabilities from contracts with customers:

	Successor	Predecessor
Dollars in thousands	June 30, 2019	December 31, 2018
Contract liabilities - current (Deferred revenue) (1)	$5,004	$4,081
Contract liabilities - noncurrent (Deferred revenue) (1)	1,002	2,441
Total contract liabilities	$6,006	$6,522

(1)
Contract liabilities - current and contract liabilities - noncurrent are included in accounts payable and accrued liabilities and other long-term liabilities respectively, in our consolidated condensed balance sheet as of June 30, 2019 and December 31, 2018.

Contract liabilities relate to mobilization revenues and capital modification revenues, where, we have unconditional right to cash or cash has been received but performance obligations have not been fulfilled. These liabilities are reduced and revenue is recognized as performance obligations are fulfilled.
Significant changes to contract liabilities balances during the six months ended June 30, 2019 are shown below:

Dollars in thousands	Contract Liabilities
Balance at December 31, 2018 (Predecessor)	$6,522
Decrease due to recognition of revenue	(1,451)
Increase to deferred revenue during current period	1,635
Elimination of deferred revenue due to the adoption of fresh start accounting	(3,634)
Balance at March 31, 2019 (Predecessor)	3,072

Decrease due to recognition of revenue	(583)
Increase to deferred revenue during current period	3,517
Balance at June 30, 2019 (Successor)	$6,006

Transaction Price Allocated to the Remaining Performance Obligations
The following table includes revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Successor
	Balance at June 30, 2019
Dollars in thousands	Remaining 2019	2020	2021	Beyond 2021	Total
Deferred lease revenue	$—	—	—	—	$—
Deferred service revenue	$4,397	1,078	531	—	$6,006

The revenues included above consist of mobilization and capital modification revenues for both wholly and partially unsatisfied performance obligations, which have been estimated for purposes of allocating across the entire corresponding performance obligations. The amounts are derived from the specific terms within contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at June 30, 2019. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in FASB ASC Topic No. 606-10-50-14A(b) and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts.

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
U.S. (Lower 48) Drilling
Our U.S. (lower 48) drilling segment provides drilling services with our GOM barge drilling rig fleet and markets our U.S. (lower 48) based O&M services. We also provide O&M services for a customer-owned rig offshore California. Our GOM barge rigs drill for oil and natural gas in shallow waters in and along the inland waterways and coasts of Louisiana, Alabama, and Texas. The majority of these wells are drilled in shallow water depths ranging from 6 to 12 feet. Our rigs are suitable for a variety of drilling programs, from inland coastal waters requiring shallow draft barges, to open water drilling on both state and federal waters. Contract terms typically consist of well-to-well or multi-well programs, most commonly ranging from 20 to 180 days.

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
The following table represents the results of operations by reportable segment:

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
Dollars in thousands	2019	2018
Revenues: (1)
U.S. rental tools	$52,936	$42,083
International rental tools	22,155	19,935
Total rental tools services	75,091	62,018
U.S. (lower 48) drilling	12,479	3,283
International & Alaska drilling	68,461	53,302
Total drilling services	80,940	56,585
Total revenues	156,031	118,603
Operating gross margin: (2)
U.S. rental tools	17,871	11,302
International rental tools	701	(3,891)
Total rental tools services	18,572	7,411
U.S. (lower 48) drilling	980	(3,751)
International & Alaska drilling	3,439	(3,827)
Total drilling services	4,419	(7,578)
Total operating gross margin (loss)	22,991	(167)
General and administrative expense	(5,610)	(8,288)
Gain (loss) on disposition of assets, net	(53)	(478)
Reorganization items	(962)	—
Total operating income (loss)	16,366	(8,933)
Interest expense	(7,663)	(11,197)
Interest income	374	30
Other	(644)	(1,191)
Income (loss) before income taxes	$8,433	$(21,291)

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
Dollars in thousands	2019	2019	2018
Revenues: (1)
U.S. rental tools	$52,936	$52,595	$76,831
International rental tools	22,155	21,109	37,412
Total rental tools services	75,091	73,704	114,243
U.S. (lower 48) drilling	12,479	6,627	4,637
International & Alaska drilling	68,461	77,066	109,398
Total drilling services	80,940	83,693	114,035
Total revenues	156,031	157,397	228,278
Operating gross margin: (2)
U.S. rental tools	17,871	17,289	15,530
International rental tools	701	(3,581)	(7,907)
Total rental tools services	18,572	13,708	7,623
U.S. (lower 48) drilling	980	(1,508)	(9,041)
International & Alaska drilling	3,439	(776)	(9,157)
Total drilling services	4,419	(2,284)	(18,198)
Total operating gross margin (loss)	22,991	11,424	(10,575)
General and administrative expense	(5,610)	(8,147)	(14,489)
Gain (loss) on disposition of assets, net	(53)	384	(135)
Reorganization items	(962)	(92,977)
Total operating income (loss)	16,366	(89,316)	(25,199)
Interest expense	(7,663)	(274)	(22,437)
Interest income	374	8	53
Other	(644)	(10)	(900)
Income (loss) before income taxes	$8,433	$(89,592)	$(48,483)

(1)
For the three months ended June 30, 2019, our largest customer, ENL, constituted approximately 26.9 percent of our total consolidated revenues and approximately 61.4 percent of our International & Alaska Drilling segment revenues. Excluding reimbursable revenues of $16.9 million, ENL constituted approximately 18.3 percent of our total consolidated revenues and approximately 49.6 percent of our International & Alaska Drilling segment revenues

For the three months ended March 31, 2019, our largest customer, ENL, constituted approximately 31.2 percent of our total consolidated revenues and approximately 63.8 percent of our International & Alaska Drilling segment revenues. Excluding reimbursable revenues of $26.3 million, ENL constituted approximately 17.7 percent of our total consolidated revenues and approximately 46.6 percent of our International & Alaska Drilling segment revenues.
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

(2)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

The following table shows the Company’s revenues by geographic region:

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
Dollars in Thousands	2019	2018
United States	$72,160	$52,655
Russia	42,278	28,771
EMEA & Asia	24,987	22,260
Latin America	6,795	4,104
Other CIS	3,592	3,506
Other	6,219	7,307
Total revenues	$156,031	$118,603

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
Dollars in Thousands	2019	2019	2018
United States	$72,160	$66,253	$96,651
Russia	42,278	49,387	60,062
EMEA & Asia	24,987	25,133	42,304
Latin America	6,795	5,482	7,617
Other CIS	3,592	3,621	7,056
Other	6,219	7,521	14,588
Total revenues	$156,031	$157,397	$228,278

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
Some of these historical market indicators are listed below:

	Six Months Ended June 30,
	2019	2018	% Change
Worldwide rig count (1)
U.S. (land and offshore)	1,017	1,001	2%
International (2)	1,069	969	10%
Commodity Prices (3)
Crude oil (Brent) per bbl	$66.2	$71.2	(7)%
Crude oil (West Texas Intermediate) per bbl	$57.5	$65.5	(12)%
Natural gas (Henry Hub) per mcf	$2.7	$2.8	(4)%
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
Financial Results
Revenues were $156.0 million for the three months ended June 30, 2019 and $118.6 million for the three months ended June 30, 2018. Operating gross margin was $23.0 million for the three months ended June 30, 2019 and a loss of $0.2 million for the three months ended June 30, 2018.
Outlook
We expect U.S. rental tools third quarter revenues to be slightly lower as compared with the second quarter, as U.S. land activity continues to decline. For the International rental tools segment, we expect third quarter revenues will increase as compared with second quarter, as recently awarded contracts are recognized.
We expect U.S. (lower 48) drilling third quarter revenues to increase slightly as compared with second quarter due to higher utilization in the Gulf of Mexico market. For the International & Alaska drilling segment, we anticipate third quarter revenues will decline as compared with second quarter, largely due to anticipated lower utilization in the Kurdistan Region of Iraq.
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
We analyze financial results for each of our reportable segments. The reportable segments presented are consistent with our reportable segments discussed in our consolidated condensed financial statements. See Note 12 - Reportable Segments in Item 1. Financial Statements for further discussion. We monitor our reporting segments based on several criteria, including operating gross margin and operating gross margin excluding depreciation and amortization. Operating gross margin excluding depreciation and amortization is computed as revenues less direct operating expenses, and excludes depreciation and amortization expense, where applicable. Operating gross margin percentages are computed as operating gross margin as a percent of revenues. The operating gross margin excluding depreciation and amortization amounts and percentages should not be used as a substitute for those amounts reported under accounting principles generally accepted in the United States (“U.S. GAAP”), but should be viewed in addition to the Company’s reported results prepared in accordance with U.S. GAAP. Management believes this information provides valuable insight into the information management considers important in managing the business.

Three months ended June 30, 2019 and the Three months ended June 30, 2018
Revenues were $156.0 million for the three months ended June 30, 2019 and $118.6 million for the three months ended June 30, 2018. Operating gross margin was $23.0 million for the three months ended June 30, 2019 and a loss of $0.2 million for the three months ended June 30, 2018.
The following table presents our operating results for the following periods by reportable segment:

	Successor		Predecessor
	Three Months Ended June 30,		Three Months Ended June 30,
Dollars in Thousands	2019		2018
Revenues:
U.S. rental tools	$52,936	34%	$42,083	35%
International rental tools	22,155	14%	19,935	17%
Total rental tools services	75,091	48%	62,018	52%
U.S. (lower 48) drilling	12,479	8%	3,283	3%
International & Alaska drilling	68,461	44%	53,302	45%
Total drilling services	80,940	52%	56,585	48%
Total revenues	156,031	100%	118,603	100%
Operating gross margin (loss) excluding depreciation and amortization: (1)
U.S. rental tools	27,669	52%	22,757	54%
International rental tools	2,931	13%	591	3%
Total rental tools services	30,600	41%	23,348	38%
U.S. (lower 48) drilling	2,556	20%	(1,403)	(43)%
International & Alaska drilling	10,226	15%	5,024	9%
Total drilling services	12,782	16%	3,621	6%
Total operating gross margin (loss) excluding depreciation and amortization	43,382	28%	26,969	23%
Depreciation and amortization	(20,391)		(27,136)
Total operating gross margin (loss)	22,991		(167)
General and administrative expense	(5,610)		(8,288)
Gain (loss) on disposition of assets, net	(53)		(478)
Reorganization items	(962)		—
Total operating income (loss)	$16,366		$(8,933)

(1)	Percentage amounts are calculated by dividing the operating gross margin (loss) excluding depreciation and amortization by revenue for the respective segment and business lines.

Operating gross margin (loss) amounts are reconciled to Operating gross margin (loss) excluding depreciation and amortization as follows:

Dollars in Thousands	U.S. Rental Tools	International Rental Tools	U.S. (Lower 48) Drilling	International & Alaska Drilling	Total
Three months ended June 30, 2019 (Successor)
Operating gross margin (loss) (1) (Successor)	$17,871	$701	$980	$3,439	$22,991
Depreciation and amortization (Successor)	9,798	2,230	1,576	6,787	20,391
Operating gross margin (loss) excluding depreciation and amortization (Successor)	$27,669	$2,931	$2,556	$10,226	$43,382

Dollars in Thousands	U.S. Rental Tools	International Rental Tools	U.S. (Lower 48) Drilling	International & Alaska Drilling	Total
Three months ended June 30, 2018 (Predecessor)
Operating gross margin (loss) (1) (Predecessor)	$11,302	$(3,891)	$(3,751)	$(3,827)	$(167)
Depreciation and amortization (Predecessor)	11,455	4,482	2,348	8,851	27,136
Operating gross margin (loss) excluding depreciation and amortization (Predecessor)	$22,757	$591	$(1,403)	$5,024	$26,969

(1)	Operating gross margin (loss) is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
The following table presents our average utilization rates and rigs available for service for the three months ended June 30, 2019 and 2018, respectively:

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2019	2018
U.S. (lower 48) drilling
Rigs available for service (1)	10	13
Utilization rate of rigs available for service (2)	16%	14%
International & Alaska drilling
Eastern hemisphere
Rigs available for service (1)	10	10
Utilization rate of rigs available for service (2)	50%	45%
Latin America region
Rigs available for service (1)	7	7
Utilization rate of rigs available for service (2)	41%	14%
Alaska
Rigs available for service (1)	2	2
Utilization rate of rigs available for service (2)	50%	50%
Total International & Alaska drilling
Rigs available for service (1)	19	19
Utilization rate of rigs available for service (2)	47%	34%

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

Rental Tools Services Business
U.S. Rental Tools
U.S. rental tools segment revenues were $52.9 million for the second quarter of 2019 and $42.1 million for the second quarter of 2018. The results for the three months ended June 30, 2019, were primarily driven by customer activity in U.S. land and offshore shelf rentals.
U.S. rental tools segment operating gross margin excluding depreciation and amortization was $27.7 million for the second quarter of 2019 and $22.8 million for the second quarter of 2018. The results for the three months ended June 30, 2019, were primarily driven by revenues discussed above.
International Rental Tools
International rental tools segment revenues were $22.2 million for the second quarter of 2019 and $19.9 million for the second quarter of 2018. The results for the three months ended June 30, 2019, were primarily driven by well construction, well intervention services and surface and tubular services.
International rental tools segment operating gross margin excluding depreciation and amortization was $2.9 million for the second quarter of 2019 and $0.6 million for the second quarter of 2018. The results for the three months ended June 30, 2019, were primarily driven by revenues discussed above.
Drilling Services Business
U.S. (Lower 48) Drilling
U.S. (lower 48) drilling segment revenues were $12.5 million for the second quarter of 2019 and $3.3 million for the second quarter of 2018. The results for the three months ended June 30, 2019, were primarily driven by our inland barge rig fleet and operations and management (“O&M”) revenue.
U.S. (lower 48) drilling segment operating gross margin excluding depreciation and amortization was $2.6 million for the second quarter of 2019 and a loss of $1.4 million for the second quarter of 2018. The results for the three months ended June 30, 2019, were primarily driven by revenues discussed above.
International & Alaska Drilling
International & Alaska drilling segment revenues were $68.5 million for the second quarter of 2019 and $53.3 million for the second quarter of 2018. The results for the three months ended June 30, 2019, were primarily driven by O&M revenue and revenue from Company-owned rigs in Sakhalin Island, Russia, Mexico and the Kurdistan region of Iraq.
International & Alaska drilling segment operating gross margin excluding depreciation and amortization was $10.2 million for the second quarter of 2019 and $5.0 million for the second quarter of 2018. The results for the three months ended June 30, 2019, were primarily driven by revenues discussed above.

Other Financial Data
General and Administrative Expense
General and administrative expense was $5.6 million for the second quarter of 2019 and $8.3 million for the second quarter of 2018. The results for the three months ended June 30, 2019, were primarily driven by compensation expense and professional fees.
    Gain (Loss) on Disposition of Assets, Net
Gain (loss) on disposition of assets, net was a loss of $0.1 million and a loss of $0.5 million for the second quarter of 2019 and 2018, respectively. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Reorganization Items
Reorganization items were $1.0 million for the second quarter of 2019. The reorganization items primarily consisted of professional fees related to the Chapter 11 Cases. There were no reorganization items for the second quarter of 2018.
    Interest Expense and Income
Interest expense was $7.7 million for the second quarter of 2019 and $11.2 million for the second quarter of 2018. The company emerged from bankruptcy at the end of the first quarter of 2019, which resulted in a decrease in overall debt balance. Interest income was $0.4 million in the second quarter of 2019 and nominal for 2018. We earn interest income on our cash balances.
Other
Other income and expense was $0.6 million of expense for the second quarter of 2019 and $1.2 million of expense for the second quarter of 2018. Activity in both periods primarily included the impact of foreign currency fluctuations.
Income Tax Expense
Income tax expense was $3.8 million for the second quarter of 2019 and $1.6 million during the second quarter of 2018. We recognized income tax expense due to the jurisdictional mix of income and loss during the period, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances, and the change in uncertain tax positions.

Three Months Ended June 30, 2019, Three Months Ended March 31, 2019 and the Six Months Ended June 30, 2018
Revenues were $156.0 million and $157.4 million for the three months ended June 30, 2019, and the three months ended March 31, 2019, respectively, and $228.3 million for the six months ended June 30, 2018. Operating gross margin was $23.0 million and $11.4 million for the three months ended June 30, 2019, and the three months ended March 31, 2019, respectively, and a loss of $10.6 million for the six months ended June 30, 2018.
The following table presents our operating results for the following periods by reportable segment:

	Successor		Predecessor
	Three Months Ended June 30,		Three Months Ended March 31,		Six Months Ended June 30,
Dollars in Thousands	2019		2019		2018
Revenues:
U.S. rental tools	$52,936	34%	$52,595	34%	$76,831	34%
International rental tools	22,155	14%	21,109	13%	37,412	16%
Total rental tools services	75,091	48%	73,704	47%	114,243	50%
U.S. (lower 48) drilling	12,479	8%	6,627	4%	4,637	2%
International & Alaska drilling	68,461	44%	77,066	49%	109,398	48%
Total drilling services	80,940	52%	83,693	53%	114,035	50%
Total revenues	156,031	100%	157,397	100%	228,278	100%
Operating gross margin (loss) excluding depreciation and amortization: (1)
U.S. rental tools	27,669	52%	29,004	55%	38,567	50%
International rental tools	2,931	13%	534	3%	951	3%
Total rental tools services	30,600	41%	29,538	40%	39,518	35%
U.S. (lower 48) drilling	2,556	20%	(700)	(11)%	(4,102)	(88)%
International & Alaska drilling	10,226	15%	7,688	10%	9,694	9%
Total drilling services	12,782	16%	6,988	8%	5,592	5%
Total operating gross margin (loss) excluding depreciation and amortization	43,382	28%	36,526	23%	45,110	20%
Depreciation and amortization	(20,391)		(25,102)		(55,685)
Total operating gross margin (loss)	22,991		11,424		(10,575)
General and administrative expense	(5,610)		(8,147)		(14,489)
Gain (loss) on disposition of assets, net	(53)		384		(135)
Reorganization items	(962)		(92,977)		—
Total operating income (loss)	$16,366		$(89,316)		$(25,199)

(1)	Percentage amounts are calculated by dividing the operating gross margin (loss) excluding depreciation and amortization by revenue for the respective segment and business lines.

Operating gross margin (loss) amounts are reconciled to Operating gross margin (loss) excluding depreciation and amortization as follows:

Dollars in Thousands	U.S. Rental Tools	International Rental Tools	U.S. (Lower 48) Drilling	International & Alaska Drilling	Total
Three months ended June 30, 2019 (Successor)
Operating gross margin (loss) (1) (Successor)	$17,871	$701	$980	$3,439	$22,991
Depreciation and amortization (Successor)	9,798	2,230	1,576	6,787	20,391
Operating gross margin (loss) excluding depreciation and amortization (Successor)	$27,669	$2,931	$2,556	$10,226	$43,382

Dollars in Thousands	U.S. Rental Tools	International Rental Tools	U.S. (Lower 48) Drilling	International & Alaska Drilling	Total
Three months ended March 31, 2019 (Predecessor)
Operating gross margin (loss) (1) (Predecessor)	17,289	(3,581)	(1,508)	(776)	$11,424
Depreciation and amortization (Predecessor)	11,715	4,115	808	8,464	$25,102
Operating gross margin (loss) excluding depreciation and amortization (Predecessor)	$29,004	$534	$(700)	$7,688	$36,526

Dollars in Thousands	U.S. Rental Tools	International Rental Tools	U.S. (Lower 48) Drilling	International & Alaska Drilling	Total
Six months ended June 30, 2018 (Predecessor)
Operating gross margin (loss) (1) (Predecessor)	$15,530	$(7,907)	$(9,041)	$(9,157)	$(10,575)
Depreciation and amortization (Predecessor)	23,037	8,858	4,939	18,851	$55,685
Operating gross margin (loss) excluding depreciation and amortization (Predecessor)	$38,567	$951	$(4,102)	$9,694	$45,110

(1)	Operating gross margin (loss) is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

The following table presents our average utilization rates and rigs available for service for the three months ended June 30, 2019, the three months ended March 31, 2019, and six months ended June 30, 2018, respectively:

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
	2019	2019	2018
U.S. (lower 48) drilling
Rigs available for service (1)	10	13	13
Utilization rate of rigs available for service (2)	16%	4%	9%
International & Alaska drilling
Eastern hemisphere
Rigs available for service (1)	10	10	12
Utilization rate of rigs available for service (2)	50%	50%	43%
Latin America region
Rigs available for service (1)	7	7	7
Utilization rate of rigs available for service (2)	41%	29%	14%
Alaska
Rigs available for service (1)	2	2	2
Utilization rate of rigs available for service (2)	50%	50%	50%
Total International & Alaska drilling
Rigs available for service (1)	19	19	21
Utilization rate of rigs available for service (2)	47%	42%	33%

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

Rental Tools Services Business
U.S. Rental Tools
U.S. rental tools segment revenues were $52.9 million and $52.6 million for the three months ended June 30, 2019, and the three months ended March 31, 2019, respectively, and were $76.8 million for the six months ended June 30, 2018. The results for the three months ended June 30, 2019, and the three months ended March 31, 2019, were primarily driven by customer activity in U.S. land and offshore shelf rentals.
U.S. rental tools segment operating gross margin excluding depreciation and amortization was $27.7 million and $29.0 million for the three months ended June 30, 2019, and the three months ended March 31, 2019, respectively, and was $38.6 million for the six months ended June 30, 2018. The results for the three months ended June 30, 2019, and the three months ended March 31, 2019, were primarily driven by revenues discussed above.
International Rental Tools
International rental tools segment revenues were $22.2 million and $21.1 million for the three months ended June 30, 2019, and the three months ended March 31, 2019, respectively, and were $37.4 million for the six months ended June 30, 2018.

The results for the three months ended June 30, 2019, and the three months ended March 31, 2019, were primarily driven by well construction, well intervention services and surface and tubular services.
International rental tools segment operating gross margin excluding depreciation and amortization was $2.9 million and $0.5 million for the three months ended June 30, 2019, and the three months ended March 31, 2019, respectively, and $1.0 million for the six months ended June 30, 2018. The results for the three months ended June 30, 2019, and the three months ended March 31, 2019, were primarily driven by revenues discussed above.
Drilling Services Business
U.S. (Lower 48) Drilling
U.S. (lower 48) drilling segment revenues were $12.5 million and $6.6 million for the three months ended June 30, 2019, and the three months ended March 31, 2019, respectively, and $4.6 million for the six months ended June 30, 2018. The results for the three months ended June 30, 2019, and the three months ended March 31, 2019, were primarily driven by our inland barge rig fleet and operations and management (“O&M”) revenue.
U.S. (lower 48) drilling segment operating gross margin excluding depreciation and amortization was a gain of $2.6 million and a loss of $0.7 million for the three months ended June 30, 2019, and the three months ended March 31, 2019, respectively, and a loss of $4.1 million for the six months ended June 30, 2018. The results for the three months ended June 30, 2019, and the three months ended March 31, 2019, were primarily driven by revenues discussed above.
International & Alaska Drilling
International & Alaska drilling segment revenues were $68.5 million and $77.1 million for the three months ended June 30, 2019, and the three months ended March 31, 2019, respectively, and $109.4 million for the six months ended June 30, 2018. The results for the three months ended June 30, 2019, and the three months ended March 31, 2019, were primarily driven by O&M revenue and revenue from Company-owned rigs in Sakhalin Island, Russia, Mexico and the Kurdistan region of Iraq.
International & Alaska drilling segment operating gross margin excluding depreciation and amortization was $10.2 million and $7.7 million for the three months ended June 30, 2019, and the three months ended March 31, 2019, respectively, and $9.7 million for the six months ended June 30, 2018. The results for the three months ended June 30, 2019, and the three months ended March 31, 2019, were primarily driven by revenues discussed above.

Other Financial Data
General and Administrative Expense
General and administrative expense was $5.6 million and $8.1 million for the three months ended June 30, 2019, and the three months ended March 31, 2019, respectively, and $14.5 million for the six months ended June 30, 2018. The results for the three months ended June 30, 2019, and the three months ended March 31, 2019, were primarily driven by compensation expense and professional fees.
Gain (Loss) on Disposition of Assets, Net
Gain (loss) on disposition of assets, net was a loss of $0.1 million and a gain of $0.4 million for the three months ended June 30, 2019, and the three months ended March 31, 2019, respectively, and a loss of $0.1 million for the six months ended June 30, 2018. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Reorganization Items
Reorganization items were $1.0 million and $93.0 million for the three months ended June 30, 2019, and the three months ended March 31, 2019, respectively. The reorganization items for the three months ended March 31, 2019, primarily consisted of gain on settlement of liabilities subject to compromise, loss from fresh start valuation adjustments, professional fees and backstop premium on rights offering in the amount of $191.1 million, $242.6 million, $30.1 million and $11.0 million respectively, related to the Chapter 11 Cases. The reorganization items for the three months ended June 30, 2019 primarily consisted of professional fees in the amount of $1.0 million, related to the Chapter 11 Cases. There were no reorganization items for the six months ended June 30, 2018.
Interest Expense and Income
Interest expense was $7.7 million and $0.3 million for the three months ended June 30, 2019, and the three months ended March 31, 2019, respectively, and $22.4 million for the six months ended June 30, 2018. The company emerged from bankruptcy at the end of the first quarter of 2019, which resulted in a decrease in overall debt balance. Interest income was $0.4 million and nominal for the three months ended June 30, 2019, and the three months ended March 31, 2019, respectively. Interest income was $0.1 million for the six months ended June 30, 2018. We earn interest income on our cash balances.
Other
Other income and expense was an expense of $0.6 million and nominal for the three months ended June 30, 2019, and the three months ended March 31, 2019, respectively, and an expense of $0.9 million for the six months ended June 30, 2018. Activity in both periods primarily included the impact of foreign currency fluctuations.
Income Tax Expense
Income tax expense was $3.8 million and $0.7 million for the three months ended June 30, 2019, and the three months ended March 31, 2019, respectively, and $3.2 million during the six months ended June 30, 2018. We recognized income tax expense due to the jurisdictional mix of income and loss during the period, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances, the change in uncertain tax positions, and the income tax impacts of adjustments made as part of Fresh Start Accounting.

Backlog
Backlog is our estimate of the dollar amount of revenues we expect to realize in the future as a result of executed drilling contracts. The Company’s backlog of firm orders was approximately $345.8 million at June 30, 2019 and $215.5 million at June 30, 2018. The backlog is primarily attributable to the International & Alaska drilling segment of our drilling services business. We estimate that, as of June 30, 2019, 21.0 percent of our backlog will be recognized as revenues within the fiscal year.
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
Liquidity
The following table provides a summary of our total liquidity:

Successor
Dollars in thousands	June 30, 2019
Cash and cash equivalents on hand (1)	$139,099
Restricted cash (2)	2,024
Availability under Credit Facility (3)	24,798
Total liquidity	$165,921

(1)	As of June 30, 2019, approximately $41.3 million of the $139.1 million of cash and cash equivalents was held by our foreign subsidiaries.

(2)	The restricted cash was returned to cash and cash equivalents in August 2019 due to lower than expected payments for pre-emergence bankruptcy professional fees.

(3)
As of June 30, 2019, the borrowing base under the Credit Facility was $88.3 million, allowing full access to the $50.0 million in aggregate commitments, which was further reduced by $15.0 million of restricted availability due to the minimum liquidity covenant and $10.2 million in supporting letters of credit outstanding, resulting in availability under the Credit Facility of $24.8 million.

The earnings of foreign subsidiaries as of June 30, 2019 were reinvested to fund our international operations. If in the future we decide to repatriate earnings, the Company may be required to pay taxes on those amounts, which could reduce the liquidity of the Company at that time.
We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements or guarantees of third-party financial obligations. As of June 30, 2019, we have no energy, commodity, or foreign currency derivative contracts.

Cash Flow Activity
We had cash, cash equivalents, and restricted cash of $141.1 million and $59.0 million at June 30, 2019 and December 31, 2018, respectively. The following table provides a summary of our cash flow activity:

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
Dollars in thousands	2019	2019	2018
Operating activities	$16,941	$14,914	$8,031
Investing activities	(24,828)	(9,130)	(31,698)
Financing activities	(275)	84,510	(3,423)
Net change in cash and cash equivalents	$(8,162)	$90,294	$(27,090)
Operating Activities
Cash flows from operating activities were a source of cash of $16.9 million and $14.9 million for the three months ended June 30, 2019, and the three months ended March 31, 2019, respectively, and a source of cash of $8.0 million for the six months ended June 30, 2018. Cash flows from operating activities in each period were largely impacted by our operating results and changes in working capital. Changes in working capital were a use of cash of $15.1 million and a source of cash of $17.1 million for the three months ended June 30, 2019, and the three months ended March 31, 2019, respectively, and a source of cash of $0.8 million for the six months ended June 30, 2018.
It is our intention to utilize our operating cash flows to fund maintenance and growth of our rental tool assets and drilling rigs. Given the oil and natural gas services market over the past few years, our short-term focus is to preserve liquidity by managing our costs and capital expenditures. While the overall market for oilfield services remains challenging, we are beginning to see a market recovery that is expected to increase our earnings, working capital and capital spending as we pursue attractive investment opportunities.
Investing Activities
Cash flows from investing activities were a use of cash of $24.8 million and $9.1 million for the three months ended June 30, 2019, and the three months ended March 31, 2019, respectively, and $31.7 million for the six months ended June 30, 2018. Cash flows used in investing activities during the three months ended June 30, 2019, and the three months ended March 31, 2019, included capital expenditures of $25.1 million and $9.2 million, respectively, and $32.5 million for the six months ended June 30, 2018, which were primarily used for tubular and other products for our rental tools services business and rig-related maintenance.
Financing Activities
Cash flows from financing activities were a use of cash of $0.3 million for the three months ended June 30, 2019, primarily related to debt issuance costs. Cash flows from financing activities were a source of cash of $84.5 million for the three months ended March 31, 2019, primarily related to proceeds from the rights offering of $95.0 million offset by the payment of amounts borrowed under debtor in possession financing of $10.0 million. Cash flows from financing activities were a use of cash of $3.4 million for the six months ended June 30, 2018, primarily related to dividends of $1.8 million on our Predecessor Preferred Stock and debt issuance costs of $1.4 million.
Debt Summary
As of June 30, 2019 our principal amount of debt was related to the $211.1 million Term Loan, due 2024.
Successor Credit Facility
On March 26, 2019, pursuant to the terms of the Plan, we and certain of our subsidiaries, entered into a credit agreement with the lenders party thereto (the “Credit Facility Lenders”), Bank of America, N.A., as administrative agent and Bank of America, N.A. and Deutsche Bank Securities Inc. as joint lead arrangers and joint bookrunners, providing for a revolving credit facility (the “Credit Facility”) with initial aggregate commitments in the amount of $50.0 million, guaranteed by certain of our subsidiaries. Availability under the Credit Facility is subject to a monthly borrowing base calculation based on eligible domestic rental equipment and eligible domestic accounts receivable and requires us to maintain minimum liquidity of $25.0 million, defined as cash in our liquidity account not to exceed $10.0 million and availability under the borrowing base. The Credit Facility allows for an increase to the aggregate commitments by up to an additional $75.0 million, subject to certain conditions. The Credit Facility provides for a $30.0 million sublimit of the aggregate commitments that is available for the issuance of letters of credit. The Credit Facility matures on March 26, 2023. Debt issuance costs of $1.3 million ($1.2 million, net of amortization as of June 30, 2019) are being amortized over the term of the Credit Facility on a straight-line basis.
As of June 30, 2019, the borrowing base under the Credit Facility was $88.3 million, allowing full access to the $50.0 million in aggregate commitments, which was further reduced by $15.0 million of restricted availability due to the minimum liquidity covenant and $10.2 million in supporting letters of credit outstanding, resulting in availability under the Credit Facility of $24.8 million.
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
The Credit Facility also contains customary affirmative and negative covenants, including, among other things, as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual consolidated financial statements and borrowing base certificates, conduct of business, maintenance of property, maintenance of insurance, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments, and other customary covenants. Additionally, the Credit Facility contains customary events of default and remedies for credit facilities of this nature. If we do not comply with the financial and other covenants in the Credit Facility, the Credit Facility Lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Credit Facility, and any outstanding unfunded commitments may be terminated. As of June 30, 2019, we were in compliance with all the financial covenants under the Credit Facility.
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
The Term Loan bears interest at a rate of 13.0 percent per annum, payable quarterly on the first day of each January, April, July, and October, beginning July 1, 2019, with 11.0 percent paid in cash and 2.0 percent paid in kind and capitalized by adding such amount to the outstanding principal. The increase in the Term Loan from $210.0 million to $211.1 million is due to the interest paid in kind and capitalized by adding such amount to the outstanding principal.
We may voluntarily prepay all or a part of the Term Loan and, under certain conditions we are required to prepay all or a part of the Term Loan, in each case, at a premium (1) on or prior to 6 months after the closing date of 0 percent; (2) from 6 months and on or prior to two years after the closing date of 6.50 percent; (3) from two years and on or prior to three years after the closing date of 3.25 percent; and (4) from three years after the closing date and thereafter of 0 percent.
The Term Loan is subject to mandatory prepayments and customary reinvestment rights. The mandatory prepayments include prepayment requirements with respect to a change of control, asset sales and debt issuances, in each case subject to certain exceptions or conditions. The Term Loan Agreement also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual financial statements, conduct of business, maintenance of property, maintenance of insurance, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. Additionally, the Term Loan Agreement contains customary events of default and remedies for facilities of this nature. If we do not comply with the covenants in the Term Loan Agreement, the Term Loan Lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Term Loan Agreement. As of June 30, 2019, we were in compliance with all the financial covenants under the Term Loan Agreement.
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
The commencement of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under the indentures governing the 6.75% Notes and the 7.50% Notes. However, any efforts to enforce such payment obligations were automatically stayed under the provisions of the Bankruptcy Code. The principal balance on the 6.75% Notes and 7.50% Notes of $360.0 million and $225.0 million, respectively, had been reclassed from long-term debt to liabilities subject to compromise as of December 31, 2018. See also Note 2 - Chapter 11 Emergence for further details.
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
Our obligations under the 2015 Secured Credit Agreement were guaranteed by substantially all of our direct and indirect domestic subsidiaries, other than immaterial subsidiaries and subsidiaries generating revenues primarily outside the United States, each of which has executed guaranty agreements, and were secured by first priority liens on our accounts receivable, specified rigs including barge rigs in the Gulf of Mexico (“GOM”) and land rigs in Alaska, certain U.S.-based rental equipment of the Company and its subsidiary guarantors and the equity interests of certain of the Company’s subsidiaries. In addition to the liquidity covenant and borrowing base requirements, the 2015 Secured Credit Agreement contains customary affirmative and negative covenants, such as limitations on indebtedness and liens, and restrictions on entry into certain affiliate transactions and payments (including certain payments of dividends).
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements contained in this Form 10-Q, other than statements of historical facts, are forward-looking statements for purposes of these provisions. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “plan,” “seek,” “forecast,” “target,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses we make in light of our experience and perception of historical trends, current conditions, expected future developments, and other factors we believe are relevant. Although we believe our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside our control. Each forward-looking statement speaks only as of the date of this Form 10-Q, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You should be aware that certain events could have a material adverse effect on our business, results of operations, financial condition, and cash flows. For more information about such events, see “Risk Factors” described in Item 1A. of the Company’s Annual Report filed on Form 10-K, and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, along with additional risk factors described from time to time in our SEC filings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the market risk faced by us from that reported in our 2018 Form 10-K. For more information on market risk, see Part II, Item 7A in our 2018 Form 10-K.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2019, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and is (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2019 that were not otherwise disclosed in a Current Report on Form 8-K. The Company currently has no active share repurchase programs.
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

10.1	—
Indemnification Agreement between Parker Drilling Company, board of directors and executive officers, effective June 13, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2019).

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

PARKER DRILLING COMPANY

Date:	August 6, 2019	By:	/s/ Gary G. Rich
Gary G. Rich President and Chief Executive Officer

		By:	/s/ Michael W. Sumruld
Michael W. Sumruld Senior Vice President and Chief Financial Officer