Form 10-Q
period 2019-09-30
PARKER DRILLING CO /DE/
filed 2019-11-06
CIK 76321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2019
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐
As of November 1, 2019 there were 15,044,739 common shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	Successor	Predecessor
	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,106	$48,602
Restricted cash	—	10,389
Accounts and notes receivable, net of allowance for bad debts of $80 at September 30, 2019 and $7,767 at December 31, 2018	167,236	136,437
Rig materials and supplies	22,367	36,245
Other current assets	28,380	35,231
Total current assets	319,089	266,904
Property, plant and equipment, net of accumulated depreciation of $37,341 at September 30, 2019 and $951,798 at December 31, 2018	297,213	534,371
Intangible assets, net (Note 4)	15,117	4,821
Deferred income taxes	4,608	2,143
Other non-current assets	31,630	20,175
Total assets	$667,657	$828,414
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debtor in possession financing (Note 2)	$—	$10,000
Accounts payable and accrued liabilities	107,638	75,063
Accrued income taxes	6,352	3,385
Total current liabilities	113,990	88,448
Long-term debt (Note 6)	177,032	—
Other long-term liabilities	15,328	11,544
Long-term deferred tax liability	6,491	510
Commitments and contingencies (Note 9)
Total liabilities not subject to compromise	312,841	100,502
Liabilities subject to compromise (Note 2)	—	600,996
Total liabilities	312,841	701,498

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	Successor	Predecessor
	September 30, 2019	December 31, 2018
	(Unaudited)
Stockholders' equity:
Predecessor preferred stock, $1.00 par value, 1,942,000 shares authorized, 500,000 shares issued and outstanding	—	500
Predecessor common stock, $0.16 2/3 par value, 18,666,667 shares authorized, 9,385,060 shares issued and outstanding (9,384,669 shares issued and outstanding in 2018)	—	1,398
Predecessor capital in excess of par value	—	766,347
Predecessor accumulated other comprehensive income (loss)	—	(6,879)
Successor common stock, $0.01 par value, 500,000,000 shares authorized, 15,044,739 shares issued and outstanding	150	—
Successor capital in excess of par value	345,831	—
Successor accumulated other comprehensive income (loss)	205	—
Retained earnings (accumulated deficit)	8,630	(634,450)
Total stockholders’ equity	354,816	126,916
Total liabilities and stockholders’ equity	$667,657	$828,414

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2019	2018
Revenues	$160,083	$123,395
Expenses:
Operating expenses	117,486	93,943
Depreciation and amortization	20,329	27,520
	137,815	121,463
Total operating gross margin	22,268	1,932
General and administrative expense	(5,983)	(14,495)
Loss on impairment	—	(43,990)
Gain (loss) on disposition of assets, net	(92)	9
Reorganization items	(211)	—
Total operating income (loss)	15,982	(56,544)
Other income (expense):
Interest expense	(7,118)	(11,350)
Interest income	362	23
Other	(258)	(709)
Total other income (expense)	(7,014)	(12,036)
Income (loss) before income taxes	8,968	(68,580)
Income tax expense	4,979	2,371
Net income (loss)	3,989	(70,951)
Less: Predecessor preferred stock dividend	—	906
Net income (loss) available to common stockholders	$3,989	$(71,857)
Basic earnings (loss) per common share:	$0.27	$(7.70)
Diluted earnings (loss) per common share:	$0.27	$(7.70)
Number of common shares used in computing earnings per share:
Basic	15,044,739	9,334,390
Diluted	15,044,739	9,334,390

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
	2019	2019	2018
Revenues	$316,114	$157,397	$351,673
Expenses:
Operating expenses	230,135	120,871	277,111
Depreciation and amortization	40,720	25,102	83,205
	270,855	145,973	360,316
Total operating gross margin	45,259	11,424	(8,643)
General and administrative expense	(11,593)	(8,147)	(28,984)
Loss on impairment	—	—	(43,990)
Gain (loss) on disposition of assets, net	(145)	384	(126)
Reorganization items	(1,173)	(92,977)	—
Total operating income (loss)	32,348	(89,316)	(81,743)
Other income (expense):
Interest expense	(14,781)	(274)	(33,787)
Interest income	736	8	76
Other	(902)	(10)	(1,609)
Total other income (expense)	(14,947)	(276)	(35,320)
Income (loss) before income taxes	17,401	(89,592)	(117,063)
Income tax expense	8,771	656	5,561
Net income (loss)	8,630	(90,248)	(122,624)
Less: Predecessor preferred stock dividend	—	—	2,719
Net income (loss) available to common stockholders	$8,630	$(90,248)	$(125,343)
Basic earnings (loss) per common share:	$0.57	$(9.63)	$(13.49)
Diluted earnings (loss) per common share:	$0.57	$(9.63)	$(13.49)
Number of common shares used in computing earnings per share:
Basic	15,044,739	9,368,322	9,292,858
Diluted	15,044,739	9,368,322	9,292,858

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2019	2018
Net income (loss)	$3,989	$(70,951)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	(145)	(315)
Currency translation difference on foreign currency net investments	502	162
Total other comprehensive income (loss), net of tax:	357	(153)
Comprehensive income (loss)	$4,346	$(71,104)

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
	2019	2019	2018
Net income (loss)	$8,630	$(90,248)	$(122,624)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	(225)	141	(484)
Currency translation difference on foreign currency net investments	430	(518)	(2,216)
Total other comprehensive income (loss), net of tax:	205	(377)	(2,700)
Comprehensive income (loss)	$8,835	$(90,625)	$(125,324)

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
	2019	2019	2018
Cash flows from operating activities:
Net income (loss)	$8,630	$(90,248)	$(122,624)
Adjustments to reconcile net income (loss):
Depreciation and amortization	40,720	25,102	83,205
(Gain) loss on disposition of assets, net	145	(384)	126
Reorganization items	—	62,470	—
Deferred tax expense (benefit)	5,202	(1,685)	(546)
Loss on impairment	—		43,990
Expenses not requiring cash	6,186	2,575	4,491
Change in assets and liabilities:
Accounts and notes receivable	939	(32,842)	(15,646)
Other assets	(7,482)	(6,542)	7,678
Accounts payable and accrued liabilities	(19,393)	55,780	(3,866)
Accrued income taxes	(1,329)	688	(324)
Net cash provided by (used in) operating activities	33,618	14,914	(3,516)
Cash flows from investing activities:
Capital expenditures	(46,738)	(9,231)	(52,020)
Proceeds from the sale of assets	374	101	1,031
Net cash provided by (used in) investing activities	(46,364)	(9,130)	(50,989)
Cash flows from financing activities:
Payment of term loan	(35,158)	—	—
Payments of debt issuance costs	(275)	(490)	(1,443)
Proceeds from rights offering	—	95,000	—
Payment of amounts borrowed under debtor in possession financing	—	(10,000)	—
Predecessor preferred stock dividend	—	—	(3,625)
Shares surrendered in lieu of tax	—	—	(248)
Net cash provided by (used in) financing activities	(35,433)	84,510	(5,316)

Net increase (decrease) in cash and cash equivalents and restricted cash	(48,179)	90,294	(59,821)
Cash and cash equivalents and restricted cash at beginning of period	149,285	58,991	141,549
Cash and cash equivalents and restricted cash at end of period	$101,106	$149,285	$81,728
See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and Shares in Thousands)
(Unaudited)

	Shares	Preferred Stock		Common Stock		Treasury Stock		Capital in Excess of Par Value		Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2017 (Predecessor)	9,762	$500		$1,548		$(170)		$766,508		$(468,753)		$(3,512)	$296,121
Activity in employees’ stock plans	21	—		3		—		(126)		—		—	(123)
Amortization of stock-based awards	—	—		—		—		979		—		—	979
Predecessor preferred stock dividend	—	—		—		—		(906)		—		—	(906)
Comprehensive Income:
Net income (loss)	—	—		—		—		—		(28,796)		—	(28,796)
Other comprehensive income (loss)	—	—		—		—		—		—		(300)	(300)
Balances, March 31, 2018 (Predecessor)	9,783	$500		$1,551		$(170)		$766,455		$(497,549)		$(3,812)	$266,975
Activity in employees’ stock plans	37	—		6		—		(53)		—		—	(47)
Amortization of stock-based awards	—	—		—		—		833		—		—	833
Predecessor preferred stock dividend	—	—		—		—		(907)		—		—	(907)
Comprehensive Income:
Net income (loss)	—	—		—		—		—		(22,877)		—	(22,877)
Other comprehensive income (loss)	—	—		—		—		—		—		(2,247)	(2,247)
Balances, June 30, 2018 (Predecessor)	9,820	$500	—	$1,557	—	$(170)	—	$766,328	—	$(520,426)	—	$(6,059)	$241,730
Activity in employees’ stock plans	61	—		10		—		(91)		—		—	(81)
Amortization of stock-based awards	—	—		—		—		532		—		—	532
Predecessor preferred stock dividend	—	—		—		—		(906)		—		—	(906)
Comprehensive Income:
Net income (loss)	—	—		—		—		—		(70,951)		—	(70,951)
Other comprehensive income (loss)	—	—		—		—		—		—		(153)	(153)
Balances, September 30, 2018 (Predecessor)	9,881	$500		$1,567		$(170)		$765,863		$(591,377)		$(6,212)	$170,171

See accompanying notes to the unaudited consolidated condensed financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and Shares in Thousands)
(Unaudited)

	Shares	Preferred Stock	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2018 (Predecessor)	9,885	$500	$1,568	$(170)	$766,347	$(634,450)	$(6,879)	$126,916
Activity in employees’ stock plans	—	—	—	—	—	—	—	—
Amortization of stock-based awards	—	—	—	—	1,446	—	—	1,446
Predecessor preferred stock dividend	—	—	—	—	—	—	—	—
Comprehensive Income:
Net income (loss)	—	—	—	—	—	(90,248)	—	(90,248)
Other comprehensive income (loss)	—	—	—	—	—	—	(377)	(377)
Balances, March 31, 2019 (Predecessor)	9,885	500	1,568	(170)	767,793	(724,698)	(7,256)	37,737
Cancellation of predecessor equity	(9,885)	(500)	(1,568)	170	(767,793)	724,698	7,256	(37,737)
Balances, March 31, 2019 (Predecessor)	—	—	—	—	—	—	—	—

Issuances of successor common stock	15,044	—	150	—	328,800	—	—	328,950
Issuances of successor warrants	—	—	—	—	14,687	—	—	14,687
Equity issuance costs	—	—	—	—	(837)	—	—	(837)
Balances, March 31, 2019 (Successor)	15,044	$—	$150	$—	$342,650	$—	$—	$342,800
Amortization of stock-based awards	—	—	—	—	1,869	—	—	1,869
Comprehensive Income:
Net income (loss)	—	—	—	—	—	4,641	—	4,641
Other comprehensive income (loss)	—	—	—	—	—	—	(152)	(152)
Balances, June 30, 2019 (Successor)	15,044	$—	$150	$—	$344,519	$4,641	$(152)	$349,158
Amortization of stock-based awards	—	—	—	—	1,312	—	—	1,312
Comprehensive Income:
Net income (loss)	—	—	—	—	—	3,989	—	3,989
Other comprehensive income (loss)	—	—	—	—	—	—	357	357
Balances, September 30, 2019 (Successor)	15,044	$—	$150	$—	$345,831	$8,630	$205	$354,816

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

	Successor	Predecessor
Dollars in thousands	September 30, 2019	December 31, 2018
Cash and cash equivalents	$101,106	$48,602
Restricted cash	—	10,389
Cash, cash equivalents and restricted cash at end of period	$101,106	$58,991

The restricted cash balance as of December 31, 2018 includes $9.8 million in a cash collateral account to support the letters of credit outstanding and $0.6 million held as compensating balances in the ordinary course of business for purchases and utilities.
Impairment
We evaluate the carrying amounts of long-lived assets for potential impairment when events occur or circumstances change that indicate the carrying values of such assets may not be recoverable. We evaluate recoverability by determining the undiscounted estimated future net cash flows for the respective asset groups identified. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset group, we measure the impairment as the amount by which the assets’ carrying value exceeds the fair value of such assets. Management considers a number of factors, such as estimated future cash flows from the assets, appraisals, and current market value analysis in determining fair value. Assets are written down to fair value if the final estimate of current fair value is below the net carrying value. The assumptions used in the impairment evaluation are inherently uncertain and require management judgment.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and natural gas companies. We generally do not require collateral on our trade receivables. We depend on a limited number of significant customers. Our largest customer, Exxon Neftegas Limited (“ENL”), constituted approximately 27.7 percent of our consolidated revenues for the six months ended September 30, 2019. Excluding revenues from reimbursable costs (“reimbursable revenues”) of $37.1 million, ENL constituted approximately 18.4 percent of our total consolidated revenues for the six months ended September 30, 2019. For the three months ended March 31, 2019, ENL constituted approximately 31.2 percent of our total consolidated revenues. Excluding reimbursable revenues of $26.3 million, ENL constituted approximately 17.7 percent of our total consolidated revenues for the three months ended March 31, 2019.
The following table includes our deposits in domestic banks in excess of federally insured limits and uninsured deposits in foreign banks:

	Successor	Predecessor
Dollars in thousands	September 30, 2019	December 31, 2018
Deposits in domestic banks in excess of federally insured limits	$62,307	$27,520
Uninsured deposits in foreign banks	$39,495	$32,907

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
Reorganization items consisted of:

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
Dollars in thousands	2019	2018
Gain on settlement of liabilities subject to compromise	$—	$—
Fresh start valuation adjustments	—	—
Professional fees	211	—
Backstop premium on the rights offering paid in stock	—	—
Other	—	—
Reorganization items	$211	$—

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
Dollars in thousands	2019	2019	2018
Gain on settlement of liabilities subject to compromise	$—	$(191,129)	$—
Fresh start valuation adjustments	—	242,567	—
Professional fees	1,173	30,107	—
Backstop premium on the rights offering paid in stock	—	11,033	—
Other	—	399	—
Reorganization items	$1,173	$92,977	$—

Supplemental cash flow information related to reorganization items paid is as follows:

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
Dollars in thousands	2019	2019	2018
Reorganization items paid	$22,081	$8,617	$—

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

Liabilities subject to compromise consisted of:

	Successor	Predecessor
Dollars in thousands	September 30, 2019	December 31, 2018
Predecessor 6.75% senior notes, due July 2022	$—	$360,000
Predecessor 7.50% senior notes, due August 2020	—	225,000
Accrued interest on predecessor senior notes	—	15,996
Liabilities subject to compromise	$—	$600,996

Contractual interest expense for the three months ended March 31, 2019, on our senior notes was $10.3 million; however, no interest expense was accrued on the senior notes, as they were impaired and extinguished upon emergence. See also Note 6 - Debt for further details.

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
As a result of the adoption of Fresh Start Accounting and the effects of the implementation of the Plan, the consolidated condensed financial statements of the Successor, are not comparable to the consolidated condensed financial statements of the Predecessor.
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

Note 4 - Intangible Assets
Intangible Assets consist of the following:

		Successor
		Balance at September 30, 2019
Dollars in thousands	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3	$16,300	$(2,716)	$13,584
Trade names	5	1,500	(150)	1,350
Developed technology	6	200	(17)	183
Total amortized intangible assets		$18,000	$(2,883)	$15,117

Amortization expense related to intangible assets is presented below:

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
Dollars in thousands	2019	2018
Intangibles amortization expense	$1,442	$577

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
Dollars in thousands	2019	2019	2018
Intangibles amortization expense	$2,883	$577	$1,730

Our remaining intangibles amortization expense for the next five years is presented below:

Dollars in thousands	Expected future intangible amortization expense
2019	$1,442
2020	$5,767
2021	$5,767
2022	$1,691
Beyond 2022	$450

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
Supplemental lease information related to our operating leases as of September 30, 2019 is shown below:

Successor
Dollars in thousands	September 30, 2019
Operating lease right-of-use assets (1)	$17,173

Operating lease liabilities - current (2)	7,466
Operating lease liabilities - noncurrent (3)	8,647
Total operating lease liabilities	$16,113

Weighted average remaining lease term (in years)	3
Weighted average discount rate	7.4%

(1)	This amount is included in other non-current assets in our consolidated condensed balance sheet.

(2)	This amount is included in accounts payable and accrued liabilities in our consolidated condensed balance sheet.

(3)	This amount is included in other long-term liabilities in our consolidated condensed balance sheet.

Supplemental cash flow information related to leases are as follow:

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,
Dollars in thousands	2019	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$4,519	$2,498
Operating lease right-of-use assets obtained in exchange for lease obligations	$976	$60

Maturities of operating lease liabilities as of September 30, 2019 were as follows:

Successor
Dollars in thousands	Operating Leases
2019	$1,930
2020	7,314
2021	4,530
2022	2,052
2023	1,593
Beyond 2023	588
Total undiscounted lease liability	18,007
Imputed interest	(1,894)
Total operating lease liabilities	$16,113

Future minimum operating lease payments as of December 31, 2018 were as follows:

Successor
Dollars in thousands	Operating Leases
2019	$10,722
2020	7,887
2021	4,193
2022	1,968
2023	1,540
Beyond 2023	636
Total lease payments	$26,946

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Expenses for operating leases are shown below:

Successor
Three Months Ended September 30,
Dollars in thousands	2019
Operating lease expense	$2,071
Short-term lease expense	1,146
Variable lease expense	1,827
Total lease expense	$5,044

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,
Dollars in thousands	2019	2019
Operating lease expense	$4,756	$2,709
Short-term lease expense	1,978	787
Variable lease expense	3,676	1,840
Total lease expense	$10,410	$5,336

Note 6 - Debt
The following table illustrates the Company’s debt portfolio as of September 30, 2019 and December 31, 2018:

	Successor	Predecessor
Dollars in thousands	September 30, 2019	December 31, 2018
Successor credit facility	$—	$—
Successor term loan, due March 2024	177,032	—
Predecessor 6.75% senior notes, due July 2022	—	360,000
Predecessor 7.50% senior notes, due August 2020	—	225,000
Predecessor 2015 secured credit agreement	—	—
Total debt	$177,032	$585,000

Successor Credit Facility
On March 26, 2019, pursuant to the terms of the Plan, we and certain of our subsidiaries, entered into a credit agreement with the lenders party thereto (the “Credit Facility Lenders”), Bank of America, N.A., as administrative agent and Bank of America, N.A. and Deutsche Bank Securities Inc. as joint lead arrangers and joint bookrunners, providing for a revolving credit facility (the “Credit Facility”) with initial aggregate commitments in the amount of $50.0 million, guaranteed by certain of our subsidiaries. Availability under the Credit Facility is subject to a monthly borrowing base calculation based on eligible domestic rental equipment and eligible domestic accounts receivable and requires us to maintain minimum liquidity of $25.0 million, defined as cash in our liquidity account not to exceed $10.0 million and availability under the borrowing base. The Credit Facility allows for an increase to the aggregate commitments by up to an additional $75.0 million, subject to certain conditions. The Credit Facility provides for a $30.0 million sublimit of the aggregate commitments that is available for the issuance of letters of credit. The Credit Facility matures on March 26, 2023. Debt issuance costs of $1.3 million ($1.1 million, net of amortization as of September 30, 2019) are being amortized over the term of the Credit Facility on a straight-line basis.
As of September 30, 2019, the borrowing base availability under the Credit Facility was $87.7 million, allowing full access to the $50.0 million in aggregate commitments, which was further reduced by $15.0 million of restricted availability due to the minimum liquidity covenant and $10.3 million in supporting letters of credit outstanding, resulting in availability under the Credit Facility of $24.7 million.
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
The Credit Facility also contains customary affirmative and negative covenants, including, among other things, as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual consolidated financial statements and monthly borrowing base certificates, conduct of business, maintenance of property, maintenance of insurance, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments, and other customary covenants. Additionally, the Credit Facility contains customary events of default and remedies for credit facilities of this nature. If we do not comply with the financial and other covenants in the Credit Facility, the Credit Facility Lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Credit Facility, and any outstanding unfunded commitments may be terminated. As of September 30, 2019, we were in compliance with all the financial covenants under the Credit Facility.
On October 8, 2019, we entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”), which amended and restated the Credit Facility. The Amended and Restated Credit Agreement:

(1)	matures on October 8, 2024, subject to certain restrictions, including the refinancing of the Company’s Term Loan Agreement,

(2)	reduced our annual borrowing costs by reducing

•	the interest rate to LIBOR plus a range of 1.75 percent to 2.25 percent (based on availability) and

•	the unused commitment fee to a range of 0.25 percent to 0.375 percent (based on utilization),

(3)	replaced a $25 million liquidity covenant with a minimum fixed charge coverage ratio requirement of 1.0x when excess availability is less than the greater of

•	20.0 percent of the lesser of commitments and the borrowing base and

•	$10.0 million,

(4)	allowed an additional borrower to be included in the borrowing base upon completion of a field examination,

(5)
revised the calculation of the borrowing base by, among other things, excluding eligible domestic rental equipment and including 90 percent of investment grade eligible domestic accounts receivable, and

(6)	allowed the Company to grant a second priority lien on non-working capital assets in the event of a refinancing of the Term Loan Agreement (as defined below).
As described below, the Amended and Restated Credit Agreement also permitted us to make a voluntary prepayment of $35.0 million on our Term Loan (as defined below) without such prepayment being included in the calculation of our fixed coverage ratio.
If the Amended and Restated Credit Agreement were executed on or before September 30, 2019, the borrowing base availability would have been $41.7 million and, after deducting $10.3 million in letters of credit, would have resulted in net availability of $31.3 million, an increase of $6.7 million under the Credit Facility.
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
On September 20, 2019, we made a voluntary prepayment on the Term Loan of $35.0 million in principal, plus $1.0 million in interest associated with the principal payment. Since the prepayment occurred within the first six months from the closing date, no premium was applicable on the prepayment. As of September 30, 2019, the Term Loan balance was $177.0 million.
The Term Loan is subject to mandatory prepayments and customary reinvestment rights. The mandatory prepayments include prepayment requirements with respect to a change of control, asset sales and debt issuances, in each case subject to certain exceptions or conditions. The Term Loan Agreement also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual financial statements, conduct of business, maintenance of property, maintenance of insurance, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. Additionally, the Term Loan Agreement contains customary events of default and remedies for facilities of this nature. If we do not comply with the covenants in the Term Loan Agreement, the Term Loan Lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Term Loan Agreement. As of September 30, 2019, we were in compliance with all the financial covenants under the Term Loan Agreement.
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
Supplemental cash flow information related to interest paid is as follow:

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
Dollars in thousands	2019	2019	2018
Interest paid	$7,248	$184	$41,175

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
Fair values and related carrying values of our debt instruments were as follows:

	Successor		Predecessor
	September 30, 2019		December 31, 2018
Dollars in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Successor term loan, due March 2024	$177,032	$205,601	$—	$—
Predecessor 6.75% senior notes, due July 2022	—	—	360,000	180,000
Predecessor 7.50% senior notes, due August 2020	—	—	225,000	117,000
Total	$177,032	$205,601	$585,000	$297,000

Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the nine months ended September 30, 2019.

Note 8 - Income Taxes
Income tax expense and the effective tax rate is shown below:

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
Dollars in thousands	2019	2018
Income tax (benefit) expense	$4,979	$2,371
Effective tax rate	55.5%	(3.5)%

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
Dollars in thousands	2019	2019	2018
Income tax (benefit) expense	$8,771	$656	$5,561
Effective tax rate	50.4%	(0.7)%	(4.8)%

The Company’s effective tax rate was 50.4 percent for the six months ended September 30, 2019, which varied from the U.S. statutory rate of 21.0 percent primarily due to the jurisdictional mix of income and loss during the quarter, our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances, and changes in uncertain tax positions. The Company’s effective tax rate was negative 0.7 percent for the three months ended March 31, 2019, respectively, which varied from the U.S. statutory rate of 21.0 percent primarily due to the jurisdictional mix of income and loss during the quarter, our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances, and the income tax impacts of adjustments made as part of Fresh Start Accounting. See Note 3 - Fresh Start Accounting for further details. The Company’s effective tax rate was negative 4.8 percent for the nine months ended September 30, 2018, which varied from the U.S. statutory rate of 21.0 percent primarily due to the jurisdictional mix of income and loss and our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances.
Supplemental cash flow information related to income taxes paid (net of refunds) are as follow:

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
Dollars in thousands	2019	2019	2018
Income taxes paid (net of refunds)	$5,440	$1,421	$5,871

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

	Successor	Predecessor
Dollars in thousands	September 30, 2019	December 31, 2018
Liability for unrecognized tax benefits	$3,403	$5,728
Accrued interest and penalties related to uncertain tax positions	$1,323	$2,107

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
The following table represents the computation of earnings per share:

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
Dollars in thousands, except share and per share amounts	2019	2018
Basic EPS
Numerator
Net income (loss) available to common stockholders (numerator)	$3,989	$(71,857)
Denominator
Weighted average shares outstanding	15,044,739	9,334,390
Number of shares used for basic EPS computation	15,044,739	9,334,390
Basic earnings (loss) per common share	$0.27	$(7.70)

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
Dollars in thousands, except share and per share amounts	2019	2018
Diluted EPS
Numerator
Net income (loss) available to common stockholders (numerator)	$3,989	$(71,857)
Denominator
Number of shares used for basic EPS computation	15,044,739	9,334,390
Successor unvested restricted stock units	—	—
Successor unvested stock options	—	—
Successor warrants	—	—
Predecessor preferred stock	—	—
Number of shares used for diluted EPS computation	15,044,739	9,334,390
Diluted earnings (loss) per common share	$0.27	$(7.70)

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
Dollars in thousands, except share and per share amounts	2019	2019	2018
Basic EPS
Numerator
Net income (loss) available to common stockholders (numerator)	$8,630	$(90,248)	$(125,343)
Denominator
Weighted average shares outstanding	15,044,739	9,368,322	9,292,858
Number of shares used for basic EPS computation	15,044,739	9,368,322	9,292,858
Basic earnings (loss) per common share	$0.57	$(9.63)	$(13.49)

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
Dollars in thousands, except share and per share amounts	2019	2019	2018
Diluted EPS
Numerator
Net income (loss) available to common stockholders (numerator)	$8,630	$(90,248)	$(125,343)
Denominator
Number of shares used for basic EPS computation	15,044,739	9,368,322	9,292,858
Successor unvested restricted stock units	—	—	—
Successor unvested stock options	—	—	—
Successor warrants	—	—	—
Predecessor preferred stock	—	—	—
Number of shares used for diluted EPS computation	15,044,739	9,368,322	9,292,858
Diluted earnings (loss) per common share	$0.57	$(9.63)	$(13.49)
The following shares were excluded from the computation of diluted EPS as such shares would be anti-dilutive:

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2019	2018
Successor unvested restricted stock units	198,765	—
Successor unvested stock options	298,150	—
Successor warrants	2,580,182	—
Predecessor preferred stock	—	1,587,300

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
	2019	2019	2018
Successor unvested restricted stock units	198,765	—	—
Successor unvested stock options	298,150	—	—
Successor warrants	2,580,182	—	—
Predecessor preferred stock	—	1,587,300	1,587,300

Note 11 - Revenue
The following table shows the Company’s revenues by type:

Successor
Dollars in thousands	Three Months Ended September 30,
2019
Lease revenue	$40,691
Service revenue	119,392
Total revenues	$160,083

	Successor	Predecessor
Dollars in thousands	Six Months Ended September 30,	Three Months Ended March 31,
	2019	2019
Lease revenue	$83,122	$42,041
Service revenue	232,992	115,356
Total revenues	$316,114	$157,397

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

Our lease revenue comes from rental tools services business and drilling services business as described below.
Rental Tools Services Business
Dayrate Revenues
Our rental tools services contracts generally provide for payment on a dayrate basis depending on the rate for the tool defined in the contract.
Such dayrate consideration is allocated to the distinct daily increment it relates to within the contract term, and therefore, recognized in line with the contractual rate billed for the services provided for any given day.

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
Such dayrate consideration is allocated to the distinct daily increment it relates to within the contract term, and therefore, recognized in line with the contractual rate billed for the services provided for any given day.

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
Reimbursable revenues during the period were as follows:

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
Dollars in thousands	2019	2018
Reimbursable revenue	$23,152	$13,404

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
Dollars in thousands	2019	2019	2018
Reimbursable revenue	$41,617	$28,541	$40,440

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
Capitalized mobilization costs were as follows:

	Successor	Predecessor
Dollars in thousands	September 30, 2019	December 31, 2018
Capitalized mobilization costs	$6,151	$5,343
There was no impairment loss in relation to capitalized costs. Amortization of these capitalized mobilization costs were as follows:

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
Dollars in thousands	2019	2018
Amortization of capitalized mobilization costs	$352	$1,774

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
Dollars in thousands	2019	2019	2018
Amortization of capitalized mobilization costs	$480	$3,066	$3,901

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
Contract Liabilities
The following table provides information about contract liabilities from contracts with customers:

	Successor	Predecessor
Dollars in thousands	September 30, 2019	December 31, 2018
Contract liabilities - current (Deferred revenue) (1)	$1,942	$4,081
Contract liabilities - noncurrent (Deferred revenue) (1)	895	2,441
Total contract liabilities	$2,837	$6,522

(1)
Contract liabilities - current and contract liabilities - noncurrent are included in accounts payable and accrued liabilities and other long-term liabilities respectively, in our consolidated condensed balance sheet as of September 30, 2019 and December 31, 2018.

Contract liabilities relate to mobilization revenues and capital modification revenues, where, we have unconditional right to cash or cash has been received but performance obligations have not been fulfilled. These liabilities are reduced and revenue is recognized as performance obligations are fulfilled.
Significant changes to contract liabilities balances during the nine months ended September 30, 2019 are shown below:

Dollars in thousands	Contract Liabilities
Balance at December 31, 2018 (Predecessor)	$6,522
Decrease due to recognition of revenue	(1,451)
Increase to deferred revenue during current period	1,635
Elimination of deferred revenue due to the adoption of fresh start accounting	(3,634)
Balance at March 31, 2019 (Predecessor)	3,072

Decrease due to recognition of revenue	(1,250)
Increase to deferred revenue during current period	1,015
Balance at September 30, 2019 (Successor)	$2,837

Transaction Price Allocated to the Remaining Performance Obligations
The following table includes revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Successor
	Balance at September 30, 2019
Dollars in thousands	Remaining 2019	2020	2021	Beyond 2021	Total
Deferred lease revenue	$—	—	—	—	$—
Deferred service revenue	$464	1,842	531	—	$2,837

The revenues included above consist of mobilization and capital modification revenues for both wholly and partially unsatisfied performance obligations, which have been estimated for purposes of allocating across the entire corresponding performance obligations. The amounts are derived from the specific terms within contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at September 30, 2019. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in FASB ASC Topic No. 606-10-50-14A(b) and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts.

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
Drilling Services Business
In our drilling services business, we drill oil, natural gas, and geothermal wells for customers globally. We provide this service with both Company-owned rigs and customer-owned rigs. We refer to the provision of drilling services with customer-owned rigs as our operations and management (“O&M”) service in which our customers own their own drilling rigs, but choose Parker Drilling to operate and manage the rigs for them. The nature and scope of activities involved in drilling a well is similar whether it is drilled with a Company-owned rig (as part of a traditional drilling contract) or a customer-owned rig (as part of an O&M contract). In addition, we provide project-related services, such as engineering, procurement, project management, commissioning of customer-owned drilling rig projects, operations execution, and quality and safety management. We have extensive experience and expertise in drilling geologically challenging wells and in managing the logistical and technological challenges of operating in remote, harsh, and ecologically sensitive areas.
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
We have rigs under contract in Alaska, Kazakhstan, the Kurdistan region of Iraq, Guatemala, Mexico, and on Sakhalin Island, Russia. In addition, we have O&M and ongoing project-related services for customer-owned rigs in Alaska, California, Kuwait, Canada, Indonesia, and on Sakhalin Island, Russia.
The following table represents the results of operations by reportable segment:

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
Dollars in thousands	2019	2018
Revenues: (1)
U.S. rental tools	$49,256	$50,944
International rental tools	24,067	20,151
Total rental tools services	73,323	71,095
U.S. (lower 48) drilling	14,487	4,530
International & Alaska drilling	72,273	47,770
Total drilling services	86,760	52,300
Total revenues	160,083	123,395
Operating gross margin: (2)
U.S. rental tools	13,446	16,588
International rental tools	1,925	(2,713)
Total rental tools services	15,371	13,875
U.S. (lower 48) drilling	2,505	(3,402)
International & Alaska drilling	4,392	(8,541)
Total drilling services	6,897	(11,943)
Total operating gross margin	22,268	1,932
General and administrative expense	(5,983)	(14,495)
Loss on impairment	—	(43,990)
Gain (loss) on disposition of assets, net	(92)	9
Reorganization items	(211)	—
Total operating income (loss)	15,982	(56,544)
Interest expense	(7,118)	(11,350)
Interest income	362	23
Other	(258)	(709)
Income (loss) before income taxes	$8,968	$(68,580)

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
Dollars in thousands	2019	2019	2018
Revenues: (1)
U.S. rental tools	$102,192	$52,595	$127,775
International rental tools	46,222	21,109	57,563
Total rental tools services	148,414	73,704	185,338
U.S. (lower 48) drilling	26,966	6,627	9,167
International & Alaska drilling	140,734	77,066	157,168
Total drilling services	167,700	83,693	166,335
Total revenues	316,114	157,397	351,673
Operating gross margin: (2)
U.S. rental tools	31,317	17,289	30,903
International rental tools	2,626	(3,581)	(9,402)
Total rental tools services	33,943	13,708	21,501
U.S. (lower 48) drilling	3,485	(1,508)	(12,443)
International & Alaska drilling	7,831	(776)	(17,701)
Total drilling services	11,316	(2,284)	(30,144)
Total operating gross margin	45,259	11,424	(8,643)
General and administrative expense	(11,593)	(8,147)	(28,984)
Loss on impairment	—	—	(43,990)
Gain (loss) on disposition of assets, net	(145)	384	(126)
Reorganization items	(1,173)	(92,977)	—
Total operating income (loss)	32,348	(89,316)	(81,743)
Interest expense	(14,781)	(274)	(33,787)
Interest income	736	8	76
Other	(902)	(10)	(1,609)
Income (loss) before income taxes	$17,401	$(89,592)	$(117,063)

(1)
For the six months ended September 30, 2019, our largest customer, ENL, constituted approximately 27.7 percent of our total consolidated revenues and approximately 62.2 percent of our International & Alaska Drilling segment revenues. Excluding reimbursable revenues of $37.1 million, ENL constituted approximately 18.4 percent of our total consolidated revenues and approximately 49.8 percent of our International & Alaska Drilling segment revenues.

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

(2)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

The following table shows the Company’s revenues by geographic region:

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
Dollars in Thousands	2019	2018
United States	$70,887	$57,016
Russia	45,769	30,315
EMEA & Asia	22,807	23,902
Latin America	10,480	2,596
Other CIS	3,721	2,743
Other	6,419	6,823
Total revenues	$160,083	$123,395

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
Dollars in Thousands	2019	2019	2018
United States	$143,047	$66,253	$153,665
Russia	88,047	49,387	90,378
EMEA & Asia	47,794	25,133	66,206
Latin America	17,275	5,482	10,214
Other CIS	7,313	3,621	9,799
Other	12,638	7,521	21,411
Total revenues	$316,114	$157,397	$351,673

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
Standards not yet adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income, including loans, debt securities, trade receivables, net investments in leases and available-for-sale debt securities. This ASU broadens the information that an entity must consider in developing its estimate of expected credit losses, requiring an entity to estimate credit losses over the life of an exposure based on historical information, current information and reasonable and supportable forecasts. The guidance is effective for interim and annual periods beginning after December 15, 2019. In October 2019, FASB tentatively decided to defer the effective dates for eligible SEC filers that are eligible to be smaller reporting companies to interim and annual periods beginning after December 15, 2022. We are currently evaluating the effect the guidance will have on our consolidated financial statements.

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
Some of these historical market indicators are listed below:

	Nine Months Ended September 30,
	2019	2018	% Change
Worldwide rig count (1)
U.S. (land and offshore)	985	1,018	(3)%
International (2)	1,094	980	12%
Commodity Prices (3)
Crude oil (Brent) per bbl	$64.8	$72.7	(11)%
Crude oil (West Texas Intermediate) per bbl	$57.1	$66.8	(15)%
Natural gas (Henry Hub) per mcf	$2.6	$2.9	(10)%
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
Plan to delist from the New York Stock Exchange
As more fully described in proxy materials filed with the SEC, the Company’s Finance and Strategic Planning Committee, which consists solely of independent directors, has recommended, and its Board of Directors (the “Board”) has approved, a plan to cease the registration of the Company’s common stock under the Securities Exchange Act of 1934, as amended, and to delist its shares of common stock from trading on the New York Stock Exchange. In order to deregister its shares of common stock, the Company must reduce its number of stockholders of record to below 300. To accomplish this, the Board is proposing to amend the Company’s amended and restated certificate of incorporation to effect a reverse stock split, to be followed immediately by a forward stock split, at a ratio of (i) not less than 1-for-5 and not greater than 1-for-100, in the case of the reverse stock split, and (ii) not less than 5-for-1 and not greater than 100-for-1, in the case of the forward stock split, which collectively are the “stock splits”. If approved by our stockholders, the exact stock split ratios will be set within the foregoing ranges at the discretion of the Board (and, in all cases, with the forward stock split ratio being the inverse of the reverse stock split ratio), without further approval or authorization of our stockholders. In addition, our Board, in its sole discretion, may effectuate the stock splits immediately following the public announcement of the stock split ratios chosen by the Board or elect to abandon the proposed stock splits and the overall transaction (whether or not authorized by the stockholders), at any time. A stockholder owning immediately prior to the effective time fewer than a minimum number of shares, which, depending on the stock split ratios chosen by the Board, would be between 5 and 100, would be paid $30.00, without interest, for each share of common stock held by such holder immediately prior to the effective time. Cashed out stockholders would no longer be stockholders of the Company. Based upon information provided as of September 24, 2019 and for illustrative purposes only, we estimate that the cash payment to cashed out stockholders, professional fees and other expenses would be approximately $1.6 million, if the reverse stock split ratio were 50, which is the approximate midpoint within the proposed range of stock split ratios. However, this amount could be higher or lower depending on the reverse stock split ratio the Board chooses and the number of persons owning fewer than the minimum number immediately prior to the effective time. The consideration to be paid to the cashed out stockholders and the costs of the stock splits will be paid from cash on hand.
Financial Results
Revenues were $160.1 million for the three months ended September 30, 2019 and $123.4 million for the three months ended September 30, 2018. Operating gross margin was $22.3 million for the three months ended September 30, 2019 and $1.9 million for the three months ended September 30, 2018.
Outlook
We expect U.S. rental tools fourth quarter revenues to be slightly lower as compared with the third quarter, as U.S. land activity continues to decline. For the International rental tools segment, we expect fourth quarter revenues will increase as compared with the third quarter, as recently awarded contracts are recognized and activity increases.
We expect U.S. (lower 48) drilling fourth quarter revenues to decrease as compared with the third quarter due to lower utilization in the Gulf of Mexico market and changes in O&M activity. For the International & Alaska drilling segment, we anticipate fourth quarter revenues will decline as compared with the third quarter, largely due to anticipated lower utilization in Sakhalin Island, Russia and the Kurdistan Region of Iraq, partially offset by improvements in Alaska and Mexico.

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

Three months ended September 30, 2019 and the Three months ended September 30, 2018
Revenues were $160.1 million for the three months ended September 30, 2019 and $123.4 million for the three months ended September 30, 2018. Operating gross margin was $22.3 million for the three months ended September 30, 2019 and $1.9 million for the three months ended September 30, 2018.
The following table presents our operating results for the following periods by reportable segment:

	Successor		Predecessor
	Three Months Ended September 30,		Three Months Ended September 30,
Dollars in Thousands	2019		2018
Revenues:
U.S. rental tools	$49,256	31%	$50,944	42%
International rental tools	24,067	15%	20,151	16%
Total rental tools services	73,323	46%	71,095	58%
U.S. (lower 48) drilling	14,487	9%	4,530	4%
International & Alaska drilling	72,273	45%	47,770	38%
Total drilling services	86,760	54%	52,300	42%
Total revenues	160,083	100%	123,395	100%
Operating gross margin excluding depreciation and amortization: (1)
U.S. rental tools	23,743	48%	28,995	57%
International rental tools	3,824	16%	1,378	7%
Total rental tools services	27,567	38%	30,373	43%
U.S. (lower 48) drilling	3,938	27%	(1,171)	(26)%
International & Alaska drilling	11,092	15%	250	1%
Total drilling services	15,030	17%	(921)	(2)%
Total operating gross margin excluding depreciation and amortization	42,597	27%	29,452	24%
Depreciation and amortization	(20,329)		(27,520)
Total operating gross margin	22,268		1,932
General and administrative expense	(5,983)		(14,495)
Loss on impairment	—		(43,990)
Gain (loss) on disposition of assets, net	(92)		9
Reorganization items	(211)		—
Total operating income (loss)	$15,982		$(56,544)

(1)	Percentage amounts are calculated by dividing the operating gross margin excluding depreciation and amortization by revenue for the respective segment and business lines.

Operating gross margin amounts are reconciled to Operating gross margin excluding depreciation and amortization as follows:

Dollars in Thousands	U.S. Rental Tools	International Rental Tools	U.S. (Lower 48) Drilling	International & Alaska Drilling	Total
Three months ended September 30, 2019 (Successor)
Operating gross margin (1) (Successor)	$13,446	$1,925	$2,505	$4,392	$22,268
Depreciation and amortization (Successor)	10,297	1,899	1,433	6,700	20,329
Operating gross margin excluding depreciation and amortization (Successor)	$23,743	$3,824	$3,938	$11,092	$42,597

Dollars in Thousands	U.S. Rental Tools	International Rental Tools	U.S. (Lower 48) Drilling	International & Alaska Drilling	Total
Three months ended September 30, 2018 (Predecessor)
Operating gross margin (1) (Predecessor)	$16,588	$(2,713)	$(3,402)	$(8,541)	$1,932
Depreciation and amortization (Predecessor)	12,407	4,091	2,231	8,791	27,520
Operating gross margin excluding depreciation and amortization (Predecessor)	$28,995	$1,378	$(1,171)	$250	$29,452

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.
The following table presents our average utilization rates and rigs available for service for the three months ended September 30, 2019 and 2018, respectively:

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2019	2018
U.S. (lower 48) drilling
Rigs available for service (1)	10	13
Utilization rate of rigs available for service (2)	21%	14%
International & Alaska drilling
Eastern hemisphere
Rigs available for service (1)	10	10
Utilization rate of rigs available for service (2)	41%	50%
Latin America region
Rigs available for service (1)	7	7
Utilization rate of rigs available for service (2)	48%	25%
Alaska
Rigs available for service (1)	2	2
Utilization rate of rigs available for service (2)	50%	50%
Total International & Alaska drilling
Rigs available for service (1)	19	19
Utilization rate of rigs available for service (2)	45%	41%

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

Rental Tools Services Business
U.S. Rental Tools
U.S. rental tools segment revenues were $49.3 million for the third quarter of 2019 and $50.9 million for the third quarter of 2018. The results for the three months ended September 30, 2019, were primarily driven by customer activity in U.S. land and offshore rentals.
U.S. rental tools segment operating gross margin excluding depreciation and amortization was $23.7 million for the third quarter of 2019 and $29.0 million for the third quarter of 2018. The results for the three months ended September 30, 2019, were primarily driven by revenues discussed above.
International Rental Tools
International rental tools segment revenues were $24.1 million for the third quarter of 2019 and $20.2 million for the third quarter of 2018. The results for the three months ended September 30, 2019, were primarily driven by well construction, well intervention services, and surface and tubular services.
International rental tools segment operating gross margin excluding depreciation and amortization was $3.8 million for the third quarter of 2019 and $1.4 million for the third quarter of 2018. The results for the three months ended September 30, 2019, were primarily driven by revenues discussed above.
Drilling Services Business
U.S. (Lower 48) Drilling
U.S. (lower 48) drilling segment revenues were $14.5 million for the third quarter of 2019 and $4.5 million for the third quarter of 2018. The results for the three months ended September 30, 2019, were primarily driven by our inland barge rig fleet and operations and management (“O&M”) revenue.
U.S. (lower 48) drilling segment operating gross margin excluding depreciation and amortization was $3.9 million for the third quarter of 2019 and a loss of $1.2 million for the third quarter of 2018. The results for the three months ended September 30, 2019, were primarily driven by revenues discussed above.
International & Alaska Drilling
International & Alaska drilling segment revenues were $72.3 million for the third quarter of 2019 and $47.8 million for the third quarter of 2018. The results for the three months ended September 30, 2019, were primarily driven by O&M revenue and revenue from Company-owned rigs in Canada, Kuwait, Indonesia, Sakhalin Island, Russia, Mexico, Kazakhstan, Alaska and the Kurdistan region of Iraq.
International & Alaska drilling segment operating gross margin excluding depreciation and amortization was $11.1 million for the third quarter of 2019 and $0.3 million for the third quarter of 2018. The results for the three months ended September 30, 2019, were primarily driven by revenues discussed above.

Other Financial Data
General and Administrative Expense
General and administrative expense was $6.0 million for the third quarter of 2019 and $14.5 million for the third quarter of 2018. The results for the three months ended September 30, 2019, were primarily driven by compensation expense and professional fees.
Loss on impairment
There was no loss on impairment for the third quarter of 2019. Loss on impairment was $44.0 million for the third quarter of 2018, which consisted of $34.2 million for Gulf of Mexico inland barge asset group and $9.8 million for International barge asset group.
    Gain (Loss) on Disposition of Assets, Net
Gain (loss) on disposition of assets, net was a loss of $0.1 million and nominal for the third quarter of 2019 and 2018, respectively. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Reorganization Items
Reorganization items were $0.2 million for the third quarter of 2019. The reorganization items primarily consisted of professional fees related to the Chapter 11 Cases. There were no reorganization items for the third quarter of 2018.
    Interest Expense and Income
Interest expense was $7.1 million for the third quarter of 2019 and $11.4 million for the third quarter of 2018. The company emerged from bankruptcy at the end of the first quarter of 2019, which resulted in a decrease in overall debt balance. Interest income was $0.4 million in the third quarter of 2019 and nominal for 2018. We earn interest income on our cash balances.
Other
Other income and expense was $0.3 million of expense for the third quarter of 2019 and $0.7 million of expense for the third quarter of 2018. Activity in all periods primarily included the impact of foreign currency fluctuations.
Income Tax Expense
Income tax expense was $5.0 million for the third quarter of 2019 and $2.4 million during the third quarter of 2018. We recognized income tax expense due to the jurisdictional mix of income and loss during the period, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances.

Six Months Ended September 30, 2019, Three Months Ended March 31, 2019 and the Nine Months Ended September 30, 2018
Revenues were $316.1 million and $157.4 million for the six months ended September 30, 2019, and the three months ended March 31, 2019, respectively, and $351.7 million for the nine months ended September 30, 2018. Operating gross margin was $45.3 million and $11.4 million for the six months ended September 30, 2019, and the three months ended March 31, 2019, respectively, and a loss of $8.6 million for the nine months ended September 30, 2018.
The following table presents our operating results for the following periods by reportable segment:

	Successor		Predecessor
	Six Months Ended September 30, 2019		Three Months Ended March 31,		Nine Months Ended September 30,
Dollars in Thousands	2019		2019		2018
Revenues:
U.S. rental tools	$102,192	32%	$52,595	34%	$127,775	36%
International rental tools	46,222	15%	21,109	13%	57,563	16%
Total rental tools services	148,414	47%	73,704	47%	185,338	52%
U.S. (lower 48) drilling	26,966	9%	6,627	4%	9,167	3%
International & Alaska drilling	140,734	44%	77,066	49%	157,168	45%
Total drilling services	167,700	53%	83,693	53%	166,335	48%
Total revenues	316,114	100%	157,397	100%	351,673	100%
Operating gross margin excluding depreciation and amortization: (1)
U.S. rental tools	51,412	50%	29,004	55%	67,562	53%
International rental tools	6,755	15%	534	3%	2,329	4%
Total rental tools services	58,167	39%	29,538	40%	69,891	38%
U.S. (lower 48) drilling	6,494	24%	(700)	(11)%	(5,274)	(58)%
International & Alaska drilling	21,318	15%	7,688	10%	9,945	6%
Total drilling services	27,812	17%	6,988	8%	4,671	3%
Total operating gross margin excluding depreciation and amortization	85,979	27%	36,526	23%	74,562	21%
Depreciation and amortization	(40,720)		(25,102)		(83,205)
Total operating gross margin	45,259		11,424		(8,643)
General and administrative expense	(11,593)		(8,147)		(28,984)
Loss on impairment	—		—		(43,990)
Gain (loss) on disposition of assets, net	(145)		384		(126)
Reorganization items	(1,173)		(92,977)		—
Total operating income (loss)	$32,348		$(89,316)		$(81,743)

(1)	Percentage amounts are calculated by dividing the operating gross margin excluding depreciation and amortization by revenue for the respective segment and business lines.

Operating gross margin amounts are reconciled to Operating gross margin excluding depreciation and amortization as follows:

Dollars in Thousands	U.S. Rental Tools	International Rental Tools	U.S. (Lower 48) Drilling	International & Alaska Drilling	Total
Six months ended September 30, 2019 (Successor)
Operating gross margin (1) (Successor)	$31,317	$2,626	$3,485	$7,831	$45,259
Depreciation and amortization (Successor)	20,095	4,129	3,009	13,487	40,720
Operating gross margin excluding depreciation and amortization (Successor)	$51,412	$6,755	$6,494	$21,318	$85,979

Dollars in Thousands	U.S. Rental Tools	International Rental Tools	U.S. (Lower 48) Drilling	International & Alaska Drilling	Total
Three months ended March 31, 2019 (Predecessor)
Operating gross margin (1) (Predecessor)	$17,289	$(3,581)	$(1,508)	$(776)	$11,424
Depreciation and amortization (Predecessor)	11,715	4,115	808	8,464	25,102
Operating gross margin excluding depreciation and amortization (Predecessor)	$29,004	$534	$(700)	$7,688	$36,526

Dollars in Thousands	U.S. Rental Tools	International Rental Tools	U.S. (Lower 48) Drilling	International & Alaska Drilling	Total
Nine months ended September 30, 2018 (Predecessor)
Operating gross margin (1) (Predecessor)	$30,903	$(9,402)	$(12,443)	$(17,701)	$(8,643)
Depreciation and amortization (Predecessor)	36,659	11,731	7,169	27,646	83,205
Operating gross margin excluding depreciation and amortization (Predecessor)	$67,562	$2,329	$(5,274)	$9,945	$74,562

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

The following table presents our average utilization rates and rigs available for service for the six months ended September 30, 2019, the three months ended March 31, 2019, and nine months ended September 30, 2018, respectively:

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
	2019	2019	2018
U.S. (lower 48) drilling
Rigs available for service (1)	10	13	13
Utilization rate of rigs available for service (2)	18%	4%	11%
International & Alaska drilling
Eastern hemisphere
Rigs available for service (1)	10	10	10
Utilization rate of rigs available for service (2)	46%	50%	45%
Latin America region
Rigs available for service (1)	7	7	7
Utilization rate of rigs available for service (2)	44%	29%	18%
Alaska
Rigs available for service (1)	2	2	2
Utilization rate of rigs available for service (2)	50%	50%	50%
Total International & Alaska drilling
Rigs available for service (1)	19	19	19
Utilization rate of rigs available for service (2)	46%	42%	36%

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

Rental Tools Services Business
U.S. Rental Tools
U.S. rental tools segment revenues were $102.2 million and $52.6 million for the six months ended September 30, 2019, and the three months ended March 31, 2019, respectively, and were $127.8 million for the nine months ended September 30, 2018. The results for the six months ended September 30, 2019, and the three months ended March 31, 2019, were primarily driven by customer activity in U.S. land and offshore rentals.
U.S. rental tools segment operating gross margin excluding depreciation and amortization was $51.4 million and $29.0 million for the six months ended September 30, 2019, and the three months ended March 31, 2019, respectively, and was $67.6 million for the nine months ended September 30, 2018. The results for the six months ended September 30, 2019, and the three months ended March 31, 2019, were primarily driven by revenues discussed above.
International Rental Tools
International rental tools segment revenues were $46.2 million and $21.1 million for the six months ended September 30, 2019, and the three months ended March 31, 2019, respectively, and were $57.6 million for the nine months ended September

30, 2018. The results for the six months ended September 30, 2019, and the three months ended March 31, 2019, were primarily driven by well construction, well intervention services, and surface and tubular services.
International rental tools segment operating gross margin excluding depreciation and amortization was $6.8 million and $0.5 million for the six months ended September 30, 2019, and the three months ended March 31, 2019, respectively, and $2.3 million for the nine months ended September 30, 2018. The results for the six months ended September 30, 2019, and the three months ended March 31, 2019, were primarily driven by revenues discussed above.
Drilling Services Business
U.S. (Lower 48) Drilling
U.S. (lower 48) drilling segment revenues were $27.0 million and $6.6 million for the six months ended September 30, 2019, and the three months ended March 31, 2019, respectively, and $9.2 million for the nine months ended September 30, 2018. The results for the six months ended September 30, 2019, and the three months ended March 31, 2019, were primarily driven by our inland barge rig fleet and O&M revenue.
U.S. (lower 48) drilling segment operating gross margin excluding depreciation and amortization was a gain of $6.5 million and a loss of $0.7 million for the six months ended September 30, 2019, and the three months ended March 31, 2019, respectively, and a loss of $5.3 million for the nine months ended September 30, 2018. The results for the six months ended September 30, 2019, and the three months ended March 31, 2019, were primarily driven by revenues discussed above.
International & Alaska Drilling
International & Alaska drilling segment revenues were $140.7 million and $77.1 million for the six months ended September 30, 2019, and the three months ended March 31, 2019, respectively, and $157.2 million for the nine months ended September 30, 2018. The results for the six months ended September 30, 2019, and the three months ended March 31, 2019, were primarily driven by O&M revenue and revenue from Company-owned rigs in Canada, Kuwait, Indonesia, Sakhalin Island, Russia, Mexico, Kazakhstan, Alaska and the Kurdistan region of Iraq.
International & Alaska drilling segment operating gross margin excluding depreciation and amortization was $21.3 million and $7.7 million for the six months ended September 30, 2019, and the three months ended March 31, 2019, respectively, and $9.9 million for the nine months ended September 30, 2018. The results for the six months ended September 30, 2019, and the three months ended March 31, 2019, were primarily driven by revenues discussed above.

Other Financial Data
General and Administrative Expense
General and administrative expense was $11.6 million and $8.1 million for the six months ended September 30, 2019, and the three months ended March 31, 2019, respectively, and $29.0 million for the nine months ended September 30, 2018. The results for the six months ended September 30, 2019, and the three months ended March 31, 2019, were primarily driven by compensation expense and professional fees.
Loss on impairment
There was no loss on impairment for the six months ended September 30, 2019 or, the three months ended March 31, 2019. Loss on impairment was $44.0 million for the nine months ended September 30, 2018, which consisted of $34.2 million for Gulf of Mexico inland barge asset group and $9.8 million for International barge asset group.
Gain (Loss) on Disposition of Assets, Net
Gain (loss) on disposition of assets, net was a loss of $0.1 million and a gain of $0.4 million for the six months ended September 30, 2019, and the three months ended March 31, 2019, respectively, and a loss of $0.1 million for the nine months ended September 30, 2018. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Reorganization Items
Reorganization items were $1.2 million and $93.0 million for the six months ended September 30, 2019, and the three months ended March 31, 2019, respectively. The reorganization items for the three months ended March 31, 2019, primarily consisted of gain on settlement of liabilities subject to compromise, loss from fresh start valuation adjustments, professional fees and backstop premium on rights offering in the amount of $191.1 million, $242.6 million, $30.1 million and $11.0 million, respectively, related to the Chapter 11 Cases. The reorganization items for the six months ended September 30, 2019, primarily consisted of professional fees in the amount of $1.2 million, related to the Chapter 11 Cases. There were no reorganization items for the nine months ended September 30, 2018.
Interest Expense and Income
Interest expense was $14.8 million and $0.3 million for the six months ended September 30, 2019, and the three months ended March 31, 2019, respectively, and $33.8 million for the nine months ended September 30, 2018. The company emerged from bankruptcy at the end of the first quarter of 2019, which resulted in a decrease in overall debt balance. Interest income was $0.7 million and nominal for the six months ended September 30, 2019, and the three months ended March 31, 2019, respectively. Interest income was $0.1 million for the nine months ended September 30, 2018. We earn interest income on our cash balances.
Other
Other income and expense was an expense of $0.9 million and nominal for the six months ended September 30, 2019, and the three months ended March 31, 2019, respectively, and an expense of $1.6 million for the nine months ended September 30, 2018. Activity in all periods primarily included the impact of foreign currency fluctuations.
Income Tax Expense
Income tax expense was $8.8 million and $0.7 million for the six months ended September 30, 2019, and the three months ended March 31, 2019, respectively, and $5.6 million during the nine months ended September 30, 2018. We recognized income tax expense due to the jurisdictional mix of income and loss during the period, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances, changes in uncertain tax positions, and the income tax impacts of adjustments made as part of Fresh Start Accounting.

Backlog
Backlog is our estimate of the dollar amount of revenues we expect to realize in the future as a result of executed drilling contracts. The Company’s backlog of firm orders was approximately $327.1 million at September 30, 2019 and $238.9 million at September 30, 2018. The backlog is primarily attributable to the International & Alaska drilling segment of our drilling services business. We estimate that, as of September 30, 2019, 10.8 percent of our backlog will be recognized as revenues within the fiscal year.
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
Liquidity
The following table provides a summary of our total liquidity:

Successor
Dollars in thousands	September 30, 2019
Cash and cash equivalents on hand (1)	$101,106
Availability under Credit Facility (2)	24,665
Total liquidity	$125,771

(1)	As of September 30, 2019, approximately $39.5 million of the $101.1 million of cash and cash equivalents was held by our foreign subsidiaries.

(2)
As of September 30, 2019, the borrowing base availability under the Credit Facility was $87.7 million, allowing full access to the $50.0 million in aggregate commitments, which was further reduced by $15.0 million of restricted availability due to the minimum liquidity covenant and $10.3 million in supporting letters of credit outstanding, resulting in availability under the Credit Facility of $24.7 million.

If the Amended and Restated Credit Agreement were executed on or before September 30, 2019, the borrowing base availability would have been $41.7 million and, after deducting $10.3 million in letters of credit, would have resulted in net availability of $31.3 million, an increase of $6.7 million under the Credit Facility.
The earnings of foreign subsidiaries as of September 30, 2019 were reinvested to fund our international operations. If in the future we decide to repatriate earnings, the Company may be required to pay taxes on those amounts, which could reduce the liquidity of the Company at that time.
We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements or guarantees of third-party financial obligations. As of September 30, 2019, we have no energy, commodity, or foreign currency derivative contracts.

Cash Flow Activity
We had cash, cash equivalents, and restricted cash of $101.1 million and $59.0 million at September 30, 2019 and December 31, 2018, respectively. The following table provides a summary of our cash flow activity:

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
Dollars in thousands	2019	2019	2018
Operating activities	$33,618	$14,914	$(3,516)
Investing activities	(46,364)	(9,130)	(50,989)
Financing activities	(35,433)	84,510	(5,316)
Net change in cash and cash equivalents	$(48,179)	$90,294	$(59,821)
Operating Activities
Cash flows from operating activities were a source of cash of $33.6 million and $14.9 million for the six months ended September 30, 2019, and the three months ended March 31, 2019, respectively, and a use of cash of $3.5 million for the nine months ended September 30, 2018. Cash flows from operating activities in each period were largely impacted by our operating results and changes in working capital. Changes in working capital were a use of cash of $27.3 million and a source of cash of $17.1 million for the six months ended September 30, 2019, and the three months ended March 31, 2019, respectively, and a use of cash of $12.2 million for the nine months ended September 30, 2018.
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
Investing Activities
Cash flows from investing activities were a use of cash of $46.4 million and $9.1 million for the six months ended September 30, 2019, and the three months ended March 31, 2019, respectively, and $51.0 million for the nine months ended September 30, 2018. Cash flows used in investing activities during the six months ended September 30, 2019, and the three months ended March 31, 2019, included capital expenditures of $46.7 million and $9.2 million, respectively, and $52.0 million for the nine months ended September 30, 2018, which were primarily used for tubular and other products for our rental tools services business and rig-related maintenance.
Financing Activities
Cash flows from financing activities were a use of cash of $35.4 million for the six months ended September 30, 2019, primarily related to the prepayment of the Term Loan (as defined below). Cash flows from financing activities were a source of cash of $84.5 million for the three months ended March 31, 2019, primarily related to proceeds from the rights offering of $95.0 million offset by the payment of amounts borrowed under debtor in possession financing of $10.0 million. Cash flows from financing activities were a use of cash of $5.3 million for the nine months ended September 30, 2018, primarily related to dividends of $3.6 million on our Predecessor Preferred Stock and debt issuance costs of $1.4 million.
Debt Summary
As of September 30, 2019 our principal amount of debt was related to the $177.0 million Term Loan, due 2024.
Successor Credit Facility
On March 26, 2019, pursuant to the terms of the Plan, we and certain of our subsidiaries, entered into a credit agreement with the lenders party thereto (the “Credit Facility Lenders”), Bank of America, N.A., as administrative agent and Bank of America, N.A. and Deutsche Bank Securities Inc. as joint lead arrangers and joint bookrunners, providing for a revolving credit facility (the “Credit Facility”) with initial aggregate commitments in the amount of $50.0 million, guaranteed by certain of our subsidiaries. Availability under the Credit Facility is subject to a monthly borrowing base calculation based on eligible domestic rental equipment and eligible domestic accounts receivable and requires us to maintain minimum liquidity of $25.0 million, defined as cash in our liquidity account not to exceed $10.0 million and availability under the borrowing base. The Credit Facility allows for an increase to the aggregate commitments by up to an additional $75.0 million, subject to certain conditions. The Credit Facility provides for a $30.0 million sublimit of the aggregate commitments that is available for the issuance of letters of credit. The Credit Facility matures on March 26, 2023. Debt issuance costs of $1.3 million ($1.1 million, net of amortization as of September 30, 2019) are being amortized over the term of the Credit Facility on a straight-line basis.
As of September 30, 2019, the borrowing base availability under the Credit Facility was $87.7 million, allowing full access to the $50.0 million in aggregate commitments, which was further reduced by $15.0 million of restricted availability due to the minimum liquidity covenant and $10.3 million in supporting letters of credit outstanding, resulting in availability under the Credit Facility of $24.7 million.
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
The Credit Facility also contains customary affirmative and negative covenants, including, among other things, as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual consolidated financial statements and monthly borrowing base certificates, conduct of business, maintenance of property, maintenance of insurance, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments, and other customary covenants. Additionally, the Credit Facility contains customary events of default and remedies for credit facilities of this nature. If we do not comply with the financial and other covenants in the Credit Facility, the Credit Facility Lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Credit Facility, and any outstanding unfunded commitments may be terminated. As of September 30, 2019, we were in compliance with all the financial covenants under the Credit Facility.
On October 8, 2019, we entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”), which amended and restated the Credit Facility. The Amended and Restated Credit Agreement:

(1)	matures on October 8, 2024, subject to certain restrictions, including the refinancing of the Company’s Term Loan Agreement,

(2)	reduced our annual borrowing costs by reducing

•	the interest rate to LIBOR plus a range of 1.75 percent to 2.25 percent (based on availability) and

•	the unused commitment fee to a range of 0.25 percent to 0.375 percent (based on utilization),

(3)	replaced a $25 million liquidity covenant with a minimum fixed charge coverage ratio requirement of 1.0x when excess availability is less than the greater of

•	20.0 percent of the lesser of commitments and the borrowing base and

•	$10.0 million,

(4)	allowed an additional borrower to be included in the borrowing base upon completion of a field examination,

(5)
revised the calculation of the borrowing base by, among other things, excluding eligible domestic rental equipment and including 90 percent of investment grade eligible domestic accounts receivable, and

(6)	allowed the Company to grant a second priority lien on non-working capital assets in the event of a refinancing of the Term Loan Agreement (as defined below).
As described below, the Amended and Restated Credit Agreement also permitted us to make a voluntary prepayment of $35.0 million on our Term Loan (as defined below) without such prepayment being included in the calculation of our fixed coverage ratio.
If the Amended and Restated Credit Agreement were executed on or before September 30, 2019, the borrowing base availability would have been $41.7 million and, after deducting $10.3 million in letters of credit, would have resulted in net availability of $31.3 million, an increase of $6.7 million under the Credit Facility.

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
On September 20, 2019, we made a voluntary prepayment on the Term Loan of $35.0 million in principal, plus $1.0 million in interest associated with the principal payment. Since the prepayment occurred within the first six months from the closing date, no premium was applicable on the prepayment. As of September 30, 2019, the Term Loan balance was $177.0 million.
The Term Loan is subject to mandatory prepayments and customary reinvestment rights. The mandatory prepayments include prepayment requirements with respect to a change of control, asset sales and debt issuances, in each case subject to certain exceptions or conditions. The Term Loan Agreement also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual financial statements, conduct of business, maintenance of property, maintenance of insurance, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. Additionally, the Term Loan Agreement contains customary events of default and remedies for facilities of this nature. If we do not comply with the covenants in the Term Loan Agreement, the Term Loan Lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Term Loan Agreement. As of September 30, 2019, we were in compliance with all the financial covenants under the Term Loan Agreement.
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements contained in this Form 10-Q, other than statements of historical facts, are forward-looking statements for purposes of these provisions. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “plan,” “seek,” “forecast,” “target,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses we make in light of our experience and perception of historical trends, current conditions, expected future developments, and other factors we believe are relevant. Although we believe our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside our control. Each forward-looking statement speaks only as of the date of this Form 10-Q, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You should be aware that certain events could have a material adverse effect on our business, results of operations, financial condition, and cash flows. For more information about such events, see “Risk Factors” described in Item 1A. of the Company’s Annual Report filed on Form 10-K, and this Form 10-Q, along with additional risk factors described from time to time in our SEC filings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the market risk faced by us from that reported in our 2018 Form 10-K. For more information on market risk, see Part II, Item 7A in our 2018 Form 10-K.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2019, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and is (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2019 that were not otherwise disclosed in a Current Report on Form 8-K. The Company currently has no active share repurchase programs.
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
Transition and Separation Agreement by and between Parker Drilling Company, Parker Drilling Management Services Ltd., and Gary Rich, dated July 11, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2019).

10.2	—
Amended and Restated Credit Agreement, dated as of October 8, 2019, among Parker Drilling Company, as borrower, and Bank of America, N.A., as administrative agent, and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2019).

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

PARKER DRILLING COMPANY

Date:	November 6, 2019	By:	/s/ Gary G. Rich
Gary G. Rich President and Chief Executive Officer

		By:	/s/ Michael W. Sumruld
Michael W. Sumruld Senior Vice President and Chief Financial Officer