Form 10-K
period 2019-12-31
PARKER DRILLING CO /DE/
filed 2020-03-04
CIK 76321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-7573

PARKER DRILLING COMPANY (Exact name of registrant as specified in its charter)

Delaware	73-0618660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5 Greenway Plaza, Suite 100, Houston, Texas 77046
(Address of principal executive offices) (Zip Code)

(281) 406-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
On January 29, 2020, the Company filed a Form 25 to delist its shares of common stock, par value $0.01 per share, from trading on the New York Stock Exchange as of February 10, 2020, and to deregister its shares of common stock under Section 12(b) of the Act. The deregistration under Section 12(b) will be effective upon 90 days after filing the Form 25.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The aggregate market value of our common stock held by non-affiliates on June 28, 2019, the last business day of the registrant’s most recently completed second quarter, was $115.8 million. As of February 28, 2020 there were 15,044,676 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I
Item 1. Business
General
Unless otherwise indicated, the terms “Company,” “Parker,” “we,” “us,” “its” and “our” refer to Parker Drilling Company together with its subsidiaries and “Parker Drilling” refers solely to the parent, Parker Drilling Company. Parker Drilling was incorporated in the state of Oklahoma in 1954 after having been established in 1934. In March 1976, the state of incorporation of the Company was changed to Delaware. Our principal executive offices are located at 5 Greenway Plaza, Suite 100, Houston, Texas 77046.
We are an international provider of contract drilling and drilling-related services as well as rental tools and services. We have operated in over 60 countries since beginning operations in 1934, making us among the most geographically experienced drilling contractors and rental tools providers in the world. We currently have operations in 19 countries. Parker has participated in numerous world records for deep and extended-reach drilling land rigs and is an industry leader in quality, health, safety, and environmental practices.
Recent Developments
Stockholder Approval of Stock Splits Transaction and Delisting of our Common Stock from the New York Stock Exchange
On January 9, 2020, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the holders of a majority of the Company’s issued and outstanding shares of common stock entitled to vote approved amendments to the Company’s certificate of incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of the Company’s common stock (the “Reverse Stock Split”), followed immediately by a forward stock split of the Company’s common stock (the “Forward Stock Split,” and together with the Reverse Stock Split, the “Stock Splits”), at a ratio (i) not less than 1-for-5 and not greater than 1-for-100, in the case of the Reverse Stock Split, and (ii) not less than 5-for-1 and not greater than 100-for-1, in the case of the Forward Stock Split. If the Stock Splits are effectuated, then as a result of the Stock Splits, a stockholder owning immediately prior to the effective time of the Reverse Stock Split fewer than a minimum number of shares, which, depending on the stock split ratios chosen by the Board, would be between 5 and 100, would be paid $30.00, without interest, for each share of common stock held by such holder immediately prior to the effective time. Cashed out stockholders would no longer be stockholders of the Company. On January 29, 2019, in connection with the anticipated Stock Splits, the Company filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to voluntarily delist its common stock from trading on the New York Stock Exchange (“NYSE”) and to deregister its common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The delisting occurred ten calendar days after the filing of the Form 25 so that trading was suspended on February 10, 2020, prior to the market opening. Following the delisting, the Company’s Board has continued to evaluate updated ownership data to ascertain the aggregate costs within the ranges of stock split ratios that the Company’s stockholders approved at the Special Meeting. Based upon this analysis, the Board will continue to consider the appropriate ratio to effectuate the Stock Splits. As previously disclosed, the Board, at its sole discretion, may elect to abandon the Stock Splits and the overall deregistration process for any reason, including if it determines that effectuating the Stock Splits would be too costly. Assuming the Board determines to proceed with the Stock Splits and the overall deregistration process, the Company will file with the State of Delaware certificates of amendment to the Company’s Certificate of Incorporation to effectuate the Stock Splits. Following the effectiveness of the Stock Splits, the Company will file a Form 15 with the SEC certifying that it has less than 300 stockholders, which will terminate the registration of the Company’s common stock under Section 12(g) of the Exchange Act. As a result, the Company would cease to file annual, quarterly, current, and other reports and documents with the SEC, and stockholders will cease to receive annual reports and proxy statements. Even if the Company effectuates the Stock Splits and terminates its registration under Section 12(g) of the Exchange Act, the Company intends to continue to prepare audited annual and unaudited quarterly financial statements and to make such information available to its stockholders on a voluntary basis. However, the Company would not be required to do so by law and there is no assurance that even if the Company did make such information available that it would continue to do so in the future.
Change in Chief Executive Officer
On July 11, 2019, Gary Rich, the Company’s former President and Chief Executive Officer, entered into a transition and separation agreement (the “Separation Agreement”) with the Company and Parker Drilling Management Services Ltd. In accordance with the Separation Agreement, on December 31, 2019, Mr. Rich retired from his positions of President and Chief Executive Officer of the Company and resigned from the Company’s Board of Directors (the “Board”). The Separation Agreement was amended on February 21, 2020. Pursuant to the amended Separation Agreement, two-thirds of Mr. Rich’s outstanding restricted stock options and outstanding restricted stock units were forfeited, while on February 21, 2020, the remaining one-third of the restricted stock options fully vested, one‑half of the remaining restricted stock units vested and one‑half of the remaining restricted stock units were paid as cash.
As the Company searches for a Chief Executive Officer to replace Mr. Rich, the Board has established the Office of the Chief Executive Officer Committee to perform the executive functions and responsibilities formerly performed by Mr. Rich. Mr. Eugene Davis, the Company’s Chairman of the Board, was appointed to serve as the Chair of the Office of the Chief Executive Officer Committee and, in such capacity, has been designated by the Board as the Company’s principal executive officer.
Emergence from Voluntary Reorganization under Chapter 11
Overview
On December 12, 2018, prior to the commencement of the voluntary petitions under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) (the “Chapter 11 Cases”), Parker Drilling and certain of its U.S. subsidiaries (collectively, the “Debtors”) entered into a restructuring support agreement (as amended on January 28, 2019, the “RSA”) with certain significant holders of (1) 7.50% Senior Notes, due 2020 (the “7.50% Note Holders”) issued pursuant to the indenture (the “7.50% Notes Indenture”) dated July 30, 2013 (the “7.50% Notes”), by and among Parker Drilling, the subsidiary guarantors party thereto and Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), (2) 6.75% Senior Notes, due 2022 (the “6.75% Note Holders”) issued pursuant to the indenture (the “6.75% Notes Indenture”) dated January 22, 2014 (the “6.75% Notes” and together with the 7.50% Notes, the “Senior Notes”), by and among Parker Drilling, the subsidiary guarantors party thereto and the Trustee, (3) the Predecessor’s common stock (the “Predecessor Common Stock”) and (4) the Predecessor’s 7.25% Series A Mandatory Convertible Preferred Stock (the “Predecessor Preferred Stock” and such holders to support a restructuring (the “Restructuring”).
On December 12, 2018 (the “Petition Date”), the Debtors filed a prearranged plan of reorganization (the “Plan”) and commenced the Chapter 11 Cases in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Plan was confirmed by the Bankruptcy Court on March 7, 2019, and the Debtors emerged from the bankruptcy proceedings on March 26, 2019 (the “Plan Effective Date”).
Fresh Start Accounting
Upon emergence from bankruptcy, we adopted fresh start accounting (“Fresh Start Accounting”) in accordance with FASB ASC Topic No. 852, Reorganizations (“Topic 852”), which resulted in the Company becoming a new entity for financial reporting purposes. References to “Successor” relate to the financial position and results of operations of the reorganized Company as of and subsequent to March 31, 2019. References to “Predecessor” relate to the financial position of the Company prior to, and results of operations through and including, March 31, 2019. As a result of the adoption of Fresh Start Accounting and the effects of the implementation of the Plan, the Company’s consolidated financial statements of the Successor (as of and subsequent to March 31, 2019), are not comparable to its consolidated financial statements of the Predecessor.
For more information relating to Fresh Start Accounting, see Note 3 - Fresh Start Accounting in Item 8. Financial Statements and Supplementary Data.
Business Overview
Our business is comprised of two business lines: (1) rental tools services and (2) drilling services. We report our rental tools services business as two reportable segments: (1) U.S. rental tools and (2) International rental tools. We report our drilling services business as two reportable segments: (1) U.S. (lower 48) drilling and (2) International & Alaska drilling.
For information regarding our reportable segments and operations by geographic areas, see Note 17 - Reportable Segments in Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
    U.S. Rental Tools

Our U.S. rental tools segment maintains an inventory of rental tools for deepwater drilling, completion, workover, and production applications at facilities in Louisiana, Texas, Wyoming, North Dakota, and West Virginia. We also provide well construction and well intervention services. Our largest single market for rental tools is U.S. land drilling, a cyclical market driven primarily by oil and natural gas prices and our customers’ access to project financing. A portion of our U.S. rental tools business supplies tubular goods and other equipment to offshore Gulf of Mexico (“GOM”) customers.
    International Rental Tools
Our International rental tools segment maintains an inventory of rental tools and provides well construction, well intervention, and surface and tubular services to our customers in the Middle East, Latin America, Europe, and Asia-Pacific regions.
Drilling Services Business
In our drilling services business, we drill oil, natural gas, and geothermal wells for customers globally. We provide this service with both Company-owned rigs and customer-owned rigs. We refer to the provision of drilling services with customer-owned rigs as our operations and management (“O&M”) service in which our customers own their drilling rigs, but choose Parker to operate and manage the rigs for them. The nature and scope of activities involved in drilling a well is similar whether it is drilled with a Company-owned rig (as part of a traditional drilling contract) or a customer-owned rig (as part of an O&M contract). In addition, we provide project-related services, such as engineering, procurement, project management, commissioning of customer-owned drilling rig projects, operations execution, and quality and safety management. We have extensive experience and expertise in drilling geologically challenging wells and in managing the logistical and technological challenges of operating in remote, harsh, and ecologically sensitive areas.
U.S. (lower 48) Drilling
Our U.S. (lower 48) drilling segment provides drilling services with our GOM barge drilling rig fleet and markets our U.S. (lower 48) based O&M services. We also provide O&M services for a customer-owned rig offshore California. Our GOM barge rigs drill for oil and natural gas in shallow waters in and along the inland waterways and coasts of Louisiana, Alabama, and Texas. The majority of these wells are drilled in shallow water depths ranging from 6 to 12 feet. Our rigs are suitable for a variety of drilling programs, from inland coastal waters requiring shallow draft barges, to open water drilling in both state and federal waters. Contract terms typically consist of well-to-well or multi-well programs, most commonly ranging from 20 to 180 days.
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
We have rigs under contract in Alaska, Kazakhstan, the Kurdistan region of Iraq, Guatemala, Mexico, and on Sakhalin Island, Russia. In addition, we have O&M and ongoing project-related services for customer-owned rigs in Alaska, Kuwait, Canada, Indonesia, and on Sakhalin Island, Russia.
Our Business Strategy
We intend to successfully compete in select energy service businesses that benefit our customers’ exploration, appraisal, and development programs, and in which operational execution is the key measure of success. We plan to do this by:

•	Consistently delivering innovative, reliable, and efficient results that help our customers reduce their operational risks and manage their operating costs; and

•	Over the longer-term, investing to improve and grow our existing business lines and to expand the scope of products and services we offer, both organically and through acquisitions.

Customers and Scope of Operations
Our customer base consists of major, independent, national oil and natural gas E&P companies, and other oil field service providers. Each of our segments depends on a limited number of key customers and the loss of any one or more key customers could have a material adverse effect on a segment. In 2019, our largest customer, Exxon Neftegas Limited (“ENL”), accounted for approximately 29.3 percent and 31.2 percent of our total consolidated revenues for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively. For information regarding our reportable segments and operations by geographic areas, see Note 17 - Reportable Segments in Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
In rental tools markets, we compete with both large and small suppliers. We compete against other rental tool companies based on breadth of inventory, availability of product, quality of product and service, as well as price. In the U.S. market, our network of locations provides broad and efficient product availability for our customers. In international markets, some of our rental tools business is obtained in conjunction with our drilling and O&M projects.
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
Backlog
Backlog is our estimate of the dollar amount of drilling contract revenues we expect to realize in the future as a result of executing awarded contracts. The Company’s backlog of firm orders was approximately $701.3 million as of December 31, 2019 and $243.4 million as of December 31, 2018 and is primarily attributable to the International & Alaska segment of our drilling services business. We estimate that, as of December 31, 2019, 28.3 percent of our backlog will be recognized as revenues within one year.
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
Employees
The following table sets forth the composition of our employee base:

	December 31,
	2019	2018
U.S. rental tools	270	232
International rental tools	796	717
U.S. (lower 48) drilling	193	89
International & Alaska drilling	1,230	1,208
Corporate	181	179
Total employees	2,670	2,425
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
On July 28, 2016, BSEE adopted a well-control rule that will be implemented in phases over the next several years (the "2016 Well Control Rule"). This rule includes more stringent design requirements for well-control equipment used in offshore drilling operations. BSEE was directed to review the 2016 Well Control Rule pursuant to Executive Order (“EO”) 13783 (“Promoting Energy Independence and Economic Growth”) and Section 7 of EO 13795 (“Implementing an America-First Offshore Energy Strategy”), to determine if the rule should be revised to encourage energy exploration and production on the Outer Continental Shelf, while still providing for safe and environmentally responsible exploration and production activities. On May 2, 2019, BSEE issued a revised rule intended to reduce the regulatory burden of the 2016 Well Control Rule. We are continuing to evaluate the cost and effect that the revised rule will have on our operations.
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
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are made available free of charge on our website at http://www.parkerdrilling.com as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Except to the extent explicitly stated herein, documents and information on our website are not incorporated by reference herein. Additionally, our reports, proxy and information statements and our other SEC filings are available on an Internet website maintained by the SEC at http://www.sec.gov.

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
Risks Related to our Emergence from Bankruptcy
We recently emerged from bankruptcy, which may adversely affect our business and relationships.
It is possible that our having filed for bankruptcy and our recent emergence from bankruptcy may adversely affect our business and relationships with customers, vendors, contractors, employees or suppliers. Due to uncertainties, many risks exist, including the following:

•	key suppliers, vendors or other contract counterparties may terminate their relationships with us or require additional financial assurances or enhanced performance from us;

•	our ability to renew existing contracts and compete for new business may be adversely affected

•	our ability to attract, motivate and/or retain key executives may be adversely affected; and

•	competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.
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
Pursuant to the Plan, the composition of the Board changed significantly. Our Board currently consists of six directors, only one of whom served on the Board prior to our emergence from bankruptcy. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on our Board and, thus, may have different views on the issues that will determine our future. There is no guarantee that our new Board will pursue, or pursue in the same manner, our current strategic plans. As a result, our future strategy and plans may differ materially from those of the past.
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

•	the level of supply and demand for oil and natural gas;

•	the cost of exploring for, producing, and delivering oil and natural gas;

•	expectations regarding future energy prices;

•	advances in exploration, development, and production technology;

•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and prices;

•	the level of production by non-OPEC countries;

•	the adoption or repeal of laws and government regulations, both in the United States and other countries;

•	the imposition or lifting of economic sanctions against certain regions, persons, and other entities;

•	the number of ongoing and recently completed rig construction projects which may create overcapacity;

•	local and worldwide military, political, and economic events, including events in the oil producing regions of Africa, the Middle East, Russia, Central Asia, Southeast Asia, and Latin America;

•	weather conditions and natural disasters;

•	the occurrence or threat of epidemic or pandemic diseases, such as the recent outbreak of coronavirus, or any government response to such occurrence or threat;

•	expansion or contraction of worldwide economic activity, which affects levels of consumer and industrial demand;

•	the rate of discovery of new oil and natural gas reserves;

•	domestic and foreign tax policies;

•	acts of terrorism in the United States or elsewhere;

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
Demand for the majority of our services depends substantially on the level of expenditures for the exploration, development, and production of oil or natural gas reserves by the major, independent, and national oil and natural gas E&P companies and large integrated service companies that comprise our customer base. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas, including a heightened emphasis by E&P companies’ investors demanding cash flow returns which has limited the number of wells being drilled. Declines in oil and natural gas prices have and may continue to result in project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us, any of which could continue to have a material adverse effect on our financial condition, results of operations, and cash flows. Historically, when drilling activity and spending decline, utilization and dayrates also decline and drilling may be reduced or discontinued, resulting in an oversupply of drilling rigs. Sustained low oil prices have in turn caused a significant decline in the demand for drilling services over the last several years. Furthermore, operators implemented significant reductions in capital spending in their budgets, including the cancellation or deferral of existing programs, and are expected to continue to operate under reduced budgets for the foreseeable future.

We have a significant amount of high interest debt. Our debt levels and debt agreement restrictions may have significant consequences for our future prospects, including limiting our liquidity and flexibility in obtaining additional financing or refinancing existing high interest debt and in pursuing other business opportunities.
As of December 31, 2019, we had:

•	$177.9 million principal amount of debt;

•	$41.3 million of undiscounted operating lease liabilities; and

•	$9.3 million in supporting letters of credit.
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
We may be able to incur additional indebtedness in the future, subject to certain limitations, including under the Credit Facility and the Term Loan Agreement. If new debt is added to our current debt levels, the related risks that we now face could increase. Our level of indebtedness could, for instance, prevent us from engaging in transactions that might otherwise be beneficial to us or from making desirable capital expenditures. This could put us at a competitive disadvantage relative to other less leveraged competitors that have more cash flow to devote to their operations. Additionally, our Credit Facility provides, and any future credit facilities may provide, for variable interest rates, which may increase or decrease our interest expense. Furthermore, the incurrence of additional indebtedness could make it more difficult to satisfy our existing financial obligations.
We are subject to various covenants and events of default under the Credit Facility and the Term Loan Agreement. In general, certain of these covenants limit our ability, subject to certain exceptions, to take certain actions, including:

•	selling assets outside the ordinary course of business;

•	consolidating, merging, amalgamating, liquidating, dividing, winding up, dissolving or otherwise disposing of all or substantially all of its assets;

•	granting liens; and

•	financing its investments.
If we fail to comply with these covenants or an event of default occurs under the Credit Facility or the Term Loan Agreement, our liquidity, financial condition or operations may be materially impacted.
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
Additional financing may not be available on a timely basis or on terms acceptable to us and within the limitations contained in the Credit Facility. Failure to obtain additional financing, should the need for it develop, could impair our ability to fund capital expenditure requirements and meet debt service requirements and could have an adverse effect on our business.

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
Our expected revenues under existing contracts (“contracted revenues”) may not be fully realized due to a number of factors, including rig or equipment downtime or suspension of operations. Several factors could cause downtime or a suspension of operations, many of which are beyond our control, including:

•	breakdowns of our equipment or the equipment of others necessary for continuation of operations;

•	work stoppages, including labor strikes;

•	shortages of material and skilled labor;

•	severe weather or harsh operating conditions;

•	the occurrence or threat of epidemic or pandemic diseases, such as the recent outbreak of coronavirus, or any government response to such occurrence or threat;

•	the early termination of contracts; and

•	force majeure events.
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
A substantial percentage of our revenues are generated from a relatively small number of customers and the loss of a significant customer could adversely affect us. ENL accounted for approximately 29.3 percent and 31.2 percent of our total consolidated revenues for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively. Our consolidated results of operations could be adversely affected if any of our significant customers terminate their contracts with us, fail to renew our existing contracts, or do not award new contracts to us.
A slowdown in economic activity may result in lower demand for our drilling and drilling-related services and rental tools business, and could have a material adverse effect on our business.
A slowdown in economic activity in the United States or abroad could lead to uncertainty in corporate credit availability and capital market access and could reduce worldwide demand for energy and result in lower crude oil and natural gas prices. Concerns about global economic conditions have had a significant adverse impact on domestic and international financial markets and commodity prices, including oil and natural gas. Likewise, economic conditions in the United States or abroad could impact our vendors’ and suppliers’ ability to meet obligations to provide materials and services in general. Global or national health concerns, including the outbreak of pandemic or contagious disease, such as the recent coronavirus, may adversely affect the Company by (i) reducing demand for its services because of reduced global or national economic activity and (ii) affecting the health of its workforce, rendering employees unable to work or travel. All of these factors could have a material adverse effect on our business and financial results.
The contract drilling and the rental tools businesses are highly competitive and cyclical, with intense price competition.
The contract drilling and rental tools markets are highly competitive and many of our competitors in both the contract drilling and rental tools businesses may possess greater financial resources than we do. Some of our competitors are incorporated in countries that may provide them with significant tax advantages that are not available to us as a U.S. company and which may impair our ability to compete with them for many projects.
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
We derive a significant portion of our revenues from our international operations. For the nine months ended December 31, 2019, we derived approximately 56.7 percent of our revenues from operations in countries other than the United States. For the three months ended March 31, 2019, we derived approximately 57.9 percent of our revenues from operations in countries other than the United States. Our international operations are subject to the following risks, among others:

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
Some scientific studies have suggested that emissions of greenhouse gases may be contributing to warming of the earth’s atmosphere and other climatic changes. Such studies have resulted in increased local, state, regional, national, and international attention and actions relating to issues of climate change and the effect of GHG emissions, particularly emissions from fossil fuels. For example, the United States has been involved in international negotiations regarding greenhouse gas reductions under the UNFCCC. The U.S. was among 195 nations that participated in the creation of an international accord in December 2015, the Paris Agreement, with the objective of limiting greenhouse gas emissions. The Paris Agreement entered into force on November 4, 2016 and, as of January 2020, had been ratified by 187 of the 197 parties to the UNFCC. However, on November 4, 2019, the United States formally communicated to the United Nations its intent to withdraw from participation in the Paris Agreement, which, under the terms of the Paris Agreement, cannot become effective until November 4, 2020. The EPA has also taken action under the CAA to regulate greenhouse gas emissions. In addition, a number of states have either proposed or implemented restrictions on greenhouse gas emissions. International accords such as the Paris Agreement may result in additional regulations to control greenhouse gas emissions. Other developments focused on restricting GHG emissions include but are not limited to the Kyoto Protocol; the European Union Emission Trading System; the United Kingdom’s Carbon Reduction Commitment; and, in the U.S., the Regional Greenhouse Gas Initiative, the Western Regional Climate Action Initiative, and various state programs. These regulations could also adversely affect market demand or pricing for our services, by affecting the price of, or reducing the demand for, fossil fuels or providing competitive advantages to competing fuels and energy sources.
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
The number and quantity of viable financing alternatives available to us may be significantly impacted by unfavorable lending and investment policies by financial institutions and insurance companies associated with concerns about environmental impacts of the oil and natural gas industry, on which our business depends, and negative views around our and our customer’s efforts with respect to environmental and social matters and related governance considerations could harm the perception of the Company by certain investors or result in the exclusion of our securities from consideration by those investors.
Global climate issues, including with respect to greenhouse gases (GHGs) such as carbon dioxide and methane and the relationship that GHGs have with climate change, continue to attract significant public and scientific attention. Certain banks, other financing sources and insurance companies have taken actions to limit available financing and insurance coverage for the oil and natural gas industry, on which our business depends. Increasingly, the actions of such financial institutions and insurance companies are informed by non-standardized “sustainability” scores, ratings and benchmarking studies provided by various organizations that assess corporate governance related to environmental and social matters. Further, there have been efforts in recent years by members of the general financial and investment communities, including investment advisors, sovereign wealth funds, public pension funds, universities and other institutional investors, to divest themselves and to promote the divestment of securities issued by companies involved in the fossil fuel extraction market, or that have low ratings or scores in studies and assessments of the type noted above. These entities also have been pressuring lenders to limit financing available to such companies. Because our business depends on the oil and gas industry, these efforts may have adverse consequences, including, but not limited to: restricting our and our customer’s ability to access capital and financial markets in the future; reducing the demand and price for our and our customer’s equity securities; and limiting our and our customer’s flexibility in business development activities such as mergers, acquisitions and divestures.
We are regularly involved in litigation, some of which may be material.
We are regularly involved in litigation, claims, and disputes incidental to our business, which at times may involve claims for significant monetary amounts, some of which would not be covered by insurance. We undertake all reasonable steps to defend ourselves in such lawsuits. Nevertheless, we cannot predict the ultimate outcome of such lawsuits and any resolution which is adverse to us could have a material adverse effect on our financial condition. See Note 11 - Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data for a discussion of the material legal proceedings affecting us.
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
Risks Relating To Our Common Stock
We may become a non-reporting company if we proceed with the Stock Splits.
On January 29, 2020, we filed a Form 25 with the SEC to voluntarily delist our common stock from the NYSE, and we anticipate filing a Form 15 with the SEC to suspend our reporting obligations under Section 12(g) of the Exchange Act in connection with the Stock Splits being considered by the Board. As a result of the Form 25 filing, our common stock will be deregistered under Section 12(b) of the Exchange Act 90 days following the filing of the Form 25. As a result, our common stock is no longer listed on a national securities exchange and trading in our stock will only occur in privately negotiated sales and potentially on an over-the-counter market, if one or more brokers continues to choose to make a market for our common stock on any such market and complies with applicable regulatory requirements; however, there can be no assurances regarding any such trading. If we file the Form 15, our common stock would be deregistered under Section 12(g) of the Exchange Act 90 days following the filing of the Form 15. Because of the limited liquidity for our common stock, the anticipated termination of our obligation to publicly disclose financial and other information, and the proposed deregistration of our common stock under the Exchange Act, our stockholders may potentially experience a significant decrease in the liquidity of their common stock.
If we file a Form 15 to deregister our common stock under Section 12(g) of the Exchange Act, we will cease to file annual, quarterly, current, and other reports and documents with the SEC, and stockholders will cease to receive annual reports and proxy statements. Even if we file the Form 15, we intend to continue to prepare audited annual financial statements and periodic unaudited financial statements, as required pursuant to the covenants contained in our debt documents and make such financial information available to our stockholders on a voluntary basis. However, we would not be required to do so by law and there is no assurance that even if we were to make such information available that we would continue to do so in the future. Nonetheless, our stockholders may have significantly less information about the Company and our business, operations, and financial performance than they have currently. We would continue to hold stockholder meetings as required under Delaware law, including annual meetings, or to take actions by written consent of our stockholders in lieu of meetings as permitted under and in conformity with applicable Delaware law.
If we were to complete the deregistration and delisting process, we would no longer be subject to the provisions of the Sarbanes-Oxley Act, the liability provisions of the Exchange Act or the oversight of a national securities exchange. Our executive officers, directors and 10% stockholders would no longer be required to file reports relating to their transactions in our common stock with the SEC. In addition, our executive officers, directors and 10% stockholders would no longer be subject to the recovery of profits provision of the Exchange Act, and persons acquiring 5% of our common stock would no longer be required to report their beneficial ownership under the Exchange Act. Additionally, we would not have the ability to access the public capital markets or to use public securities in attracting and retaining executives and other employees, and we would have a decreased ability to use common stock to acquire other companies.
Additionally, even if we were to complete the deregistration process, our public reporting obligations could be reinstated if on the first day of any fiscal year we have more than 300 stockholders of record, in which instance we would be required to resume reporting pursuant to Section 15(d) of the Exchange Act. However, the Company would reserve the right to take additional actions that may be permitted under Delaware law, including effectuating further reverse stock splits, as necessary to maintain the Company’s suspension of its SEC reporting obligations.
Because our common stock is not listed on a national securities exchange, it is less liquid and its price may be negatively impacted by factors that are unrelated to our operations.
Because our common stock is not listed on a national securities exchange, it is less liquid and its price may be negatively impacted by factors that are unrelated to our operations. There is no assurance that a sufficient market will develop in our common stock, in which case it could be difficult for shareholders to sell their shares of common stock. Even if one or more brokers chooses to make a market for our common stock on an over-the-counter market and complies with the applicable regulatory requirements, the market price of our common stock could fluctuate substantially in response to various factors and events, many of which are beyond our control, including the following:

•	the other risk factors described in this Form 10-K, including changes in oil and natural gas prices;

•	a shortfall in rig utilization, operating revenues, or net income from that expected by securities analysts and investors;

•	changes in securities analysts’ estimates of the financial performance of us or our competitors or the financial performance of companies in the oilfield service industry generally;

•	changes in actual or market expectations with respect to the amounts of exploration and development spending by oil and natural gas companies;

•	general conditions in the economy and in energy-related industries;

•	general conditions in the securities markets;

•	political instability, terrorism, or war;

•	the outcome of pending and future legal proceedings, investigations, tax assessments, and other claims; and
•trading volume in our common stock.
There can be no assurance that any public market for our common stock will exist in the future or that we will choose or be able to relist our common stock on a national securities exchange.
Certain shareholders own large portions of our outstanding common stock, which may limit your ability to influence our actions.
Certain shareholders currently hold significant percentages of our common stock. To the extent a significant percentage of the ownership of our common stock is concentrated in a small number of holders, such holders will be able to influence the outcome of any shareholder vote, including the election of directors, the adoption or amendment of provisions in our articles of incorporation or bylaws and possible mergers, corporate control contests and other significant corporate transactions. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in the Company. Such transactions might adversely affect us or other holders of our common stock.
The corporate opportunity provisions in our certificate of incorporation could enable affiliates (as defined in our certificate of incorporation) of ours to benefit from corporate opportunities that might otherwise be available to us.
Subject to the limitations of applicable law, our certificate of incorporation, among other things:

•	permits us to enter into transactions with entities in which one or more of our officers or directors are financially or otherwise interested;

•	permits any of our stockholders, officers or directors to conduct business that competes with us and to make investments in any kind of property in which we may make investments; and

•
provides that if any director or officer of one of our affiliates who is also one of our officers or directors becomes aware of a potential business opportunity, transaction or other matter (other than one expressly offered to that director or officer solely in his or her capacity as our director or officer), that director or officer will have no duty to communicate or offer that opportunity to us, and will be permitted to communicate or offer that opportunity to such affiliates and that director or officer will not be deemed to have (i) acted in bad faith or in a manner inconsistent with the best interests of the Company or our stockholders or to have acted in a manner inconsistent with or opposed to his or her fiduciary duties to us regarding the opportunity or (ii) be liable to us or our stockholders for breach of any fiduciary duty regarding the opportunity.

These provisions create the possibility that a corporate opportunity that would otherwise be available to us may be used for the benefit of one of our affiliates.
We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.
Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as the Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.
Our certificate of incorporation designates the Court of Chancery in the State of Delaware (or, if and only if the Court of Chancery lacks subject matter jurisdiction, the federal district court for the District of Delaware) as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery in the State of Delaware (or, if and only if the Court of Chancery lacks subject matter jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any: (i) derivative action or proceeding brought on our behalf; (ii) action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation, our bylaws or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery; or (iv) action asserting a claim against us that is governed by the internal affairs doctrine. In addition, our certificate of incorporation provides that if any action specified above (each is referred to herein as a covered proceeding), is filed in a court other than a court located within the State of Delaware (each is referred to herein as a foreign action), the claiming party will be deemed to have consented to (i) the personal jurisdiction of state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the exclusive forum provision described above and (ii) having service of process made upon such claiming party in any such enforcement action by service upon such claiming party’s counsel in the foreign action as agent for such claiming party. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our a certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the covered proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
We do not anticipate paying any dividends on our common stock in the foreseeable future.

We do not anticipate paying any dividends on our common stock in the foreseeable future, and the terms of our existing indebtedness restrict our ability to pay dividends on our common stock. Any declaration and payment of future dividends to holders of our common stock may be limited by the provisions of the Delaware General Corporation Law and our indebtedness. The future payment of dividends on our common stock will be at the sole discretion of the Board and will depend on many factors, including our earnings, capital requirements, financial condition, and other considerations that the Board deems relevant.

FORWARD-LOOKING STATEMENTS
This Form 10-K contains certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements in this Form 10-K other than statements of historical facts addressing activities, events or developments we expect, project, believe, or anticipate will or may occur in the future are forward-looking statements. These statements are based on certain assumptions made by the Company based on management’s experience and perception of historical trends, current conditions, anticipated future developments and other factors believed to be appropriate. Although we believe our expectations stated in this Form 10-K are based on reasonable assumptions, such statements are subject to a number of risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those implied or expressed by the forward-looking statements. These statements include, but are not limited to, statements about anticipated future financial or operational results, our financial position, and similar matters. These include risks relating to:

•	changes in worldwide economic and business conditions;

•	fluctuations in oil and natural gas prices;

•	compliance with existing laws and changes in laws or government regulations;

•	the failure to realize the benefits of, and other risks relating to, acquisitions;

•	the risk of cost overruns;

•	our ability to refinance or repay our indebtedness; and

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease corporate headquarters office space in Houston, Texas and own our U.S. rental tools headquarters office in New Iberia, Louisiana. We lease regional headquarters space in Dubai, United Arab Emirates related to our International rental tools segment and eastern hemisphere drilling operations. Additionally, we own and/or lease office space and operating facilities in various other locations, domestically and internationally, including facilities where we hold inventories of rental and drilling tools and locations in close proximity to where we provide services to our customers. Additionally, we own and/or lease facilities necessary for administrative and operational support functions.
Land and Barge Rigs
The table below shows the locations and drilling depth ratings of our rigs as of December 31, 2019:

Name	Type	Year entered into service/ upgraded	Drilling depth rating (in feet)	Location
International & Alaska drilling
Eastern Hemisphere
Rig 107	Land rig	1983/2009	15,000	Kazakhstan
Rig 216	Land rig	2001/2009	25,000	Kazakhstan
Rig 249	Land rig	2000/2009	25,000	Kazakhstan
Rig 257	Barge rig	1999/2010	30,000	Kazakhstan
Rig 258	Land rig	2001/2009	25,000	Kazakhstan
Rig 247	Land rig	1981/2008	20,000	Iraq, Kurdistan Region
Rig 269	Land rig	2008	21,000	Iraq, Kurdistan Region
Rig 265	Land rig	2007	20,000	Iraq, Kurdistan Region
Rig 264	Land rig	2007	20,000	Tunisia
Rig 270	Land rig	2011	21,000	Russia
Latin America
Rig 271	Land rig	1982/2009	30,000	Colombia
Rig 266	Land rig	2008	20,000	Guatemala
Rig 122	Land rig	1980/2008	18,000	Mexico
Rig 165	Land rig	1978/2007	30,000	Mexico
Rig 221	Land rig	1982/2007	30,000	Mexico
Rig 256	Land rig	1978/2007	25,000	Mexico
Rig 267	Land rig	2008	20,000	Mexico
Alaska
Rig 272	Land rig	2013	18,000	Alaska
Rig 273	Land rig	2012	18,000	Alaska
U.S. (lower 48) drilling
Rig 8	Barge rig	1978/2007	14,000	GOM
Rig 15	Barge rig	1978/2007	15,000	GOM
Rig 30	Barge rig	2014	18,000	GOM
Rig 50	Barge rig	1981/2006	20,000	GOM
Rig 51	Barge rig	1981/2008	20,000	GOM
Rig 54	Barge rig	1980/2006	25,000	GOM
Rig 55	Barge rig	1981/2014	25,000	GOM
Rig 72	Barge rig	1982/2005	25,000	GOM
Rig 76	Barge rig	1977/2009	30,000	GOM
Rig 77	Barge rig	2006/2006	30,000	GOM
The table above excludes Rig 121 (Colombia), Rig 12 (U.S.), Rig 20 (U.S.) and Rig 21 (U.S.). Rig 121 was decommissioned in 2015 and sold after year-end. Rig 12 and Rig 21 were decommissioned and scrapped. Rig 20 was decommissioned for scrapping.

Item 3. Legal Proceedings
For information on Legal Proceedings, see Note 11 - Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data, which information is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Predecessor Common Stock (as defined below) traded on the NYSE under the symbol “PKD” until December 12, 2018, at which time it was removed from trading on the NYSE, and began trading on the OTC Pink under the symbol “PKDSQ”.
Our Successor Common Stock (as defined below) traded on the NYSE under the symbol “PKD” from April 3, 2019 through February 11, 2020, at which time we voluntarily delisted it from the NYSE and it began trading on the OTC Pink under the symbol “PKDC”.
The Company filed a Form 25 on January 29, 2020 with the SEC to delist its common stock from the NYSE and deregister the common stock under Section 12(b) of the Exchange Act.
Stockholders
As of February 25, 2020, there were 461 stockholders of record.
Dividends
Our credit agreements limit the payment of dividends. In the past, we have not paid dividends on our Predecessor Common Stock or the Successor Common Stock. We have no present intention to pay dividends on the Successor Common Stock in the foreseeable future.
Issuer Purchases of Equity Securities
The Company currently has no active share repurchase program.
Item 6. Selected Financial Data
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis should be read in conjunction with Item 8. Financial Statements and Supplementary Data. We use rounded numbers in the Management Discussion and Analysis section which may result in slight differences with results reported under Item 8. Financial Statements and Supplementary Data.
For discussion related to the results of operations and change in financial condition of our Predecessor for the year ended December 31, 2018, compared to the year ended December 31, 2017, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2018, filed with the SEC on March 11, 2019.
Executive Summary
The oil and natural gas industry is highly cyclical. Activity levels are driven by traditional energy industry activity indicators, which include current and expected commodity prices, drilling rig counts, footage drilled, well counts, and our customers’ spending levels allocated to exploratory and development drilling.
Historical market indicators are listed below:

	2019	% Change	2018	% Change	2017
Worldwide rig count (1)
U.S. (land and offshore)	944	(9)%	1,032	18%	875
International (2)	1,098	11%	988	4%	948
Commodity prices (3)
Crude oil (Brent) per bbl	$64.16	(11)%	$71.69	31%	$54.74
Crude oil (West Texas Intermediate) per bbl	$57.04	(12)%	$64.90	28%	$50.85
Natural gas (Henry Hub) per mcf	$2.53	(18)%	$3.07	2%	$3.02
(1) Estimate of drilling activity as measured by the average active rig count for the periods indicated - Source: Baker Hughes Rig Count.
(2) Excludes Canadian rig count.
(3) Average daily commodity prices for the periods indicated based on NYMEX front-month composite energy prices.
Chapter 11 Emergence
On December 12, 2018 (the “Petition Date”), Parker and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed a prearranged plan of reorganization (the “Plan”) and commenced voluntary petitions under chapter 11 (the “Chapter 11 Cases”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Plan was confirmed by the Bankruptcy Court on March 7, 2019, and the Debtors emerged from the bankruptcy proceedings on March 26, 2019 (the “Plan Effective Date”).
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
Plan of Reorganization
In accordance with the Plan, on the Plan Effective Date:

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

•
1,403,910 shares of Successor Common Stock to the commitment parties under the Backstop Commitment Agreement in connection with their backstop obligation thereunder to purchase unsubscribed shares of Successor Common Stock; and

•
4,903,308 shares of Successor Common Stock to participants in the rights offering extended by Parker to the applicable classes under the Plan (including to the commitment parties party to the Backstop Commitment Agreement); and

•
all of the Company’s agreements, instruments and other documents evidencing or relating to, or otherwise connected with, any of the Predecessor’s equity interests outstanding prior to the Plan Effective Date were cancelled and all such equity interests have no further force or effect.

Fresh Start Accounting
Upon emergence from bankruptcy, we adopted fresh start accounting (“Fresh Start Accounting”) in accordance with FASB ASC Topic No. 852, Reorganizations (“Topic 852”), which resulted in the Company becoming a new entity for financial reporting purposes. See Note 2 - Chapter 11 Emergence and Note 3 - Fresh Start Accounting for further details. We evaluated the events between March 26, 2019 and March 31, 2019 and concluded that the use of an accounting convenience date of March 31, 2019, (the “Fresh Start Reporting Date”) would not have a material impact on our results of operations or balance sheet. As such, the application of fresh start accounting was reflected in our condensed consolidated balance sheet as of March 31, 2019, and fresh start accounting adjustments related thereto were included in our condensed consolidated statement of operations for the three months ended March 31, 2019.
References to “Successor” relate to the financial position and results of operations of the reorganized Company as of and subsequent to March 31, 2019. References to “Predecessor” relate to the financial position of the Company prior to, and results of operations through and including, March 31, 2019. As a result of the adoption of Fresh Start Accounting and the effects of the implementation of the Plan, the Company’s consolidated financial statements of the Successor (as of and subsequent to March 31, 2019), are not comparable to its consolidated financial statements of the Predecessor.
Stockholder Approval of Stock Splits Transaction and Delisting of our Common Stock from the New York Stock Exchange
On January 9, 2020, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the holders of a majority of the Company’s issued and outstanding shares of common stock entitled to vote approved amendments to the Company’s certificate of incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of the Company’s common stock (the “Reverse Stock Split”), followed immediately by a forward stock split of the Company’s common stock (the “Forward Stock Split,” and together with the Reverse Stock Split, the “Stock Splits”), at a ratio (i) not less than 1-for-5 and not greater than 1-for-100, in the case of the Reverse Stock Split, and (ii) not less than 5-for-1 and not greater than 100-for-1, in the case of the Forward Stock Split. If the Stock Splits are effectuated, then as a result of the Stock Splits, a stockholder owning immediately prior to the effective time of the Reverse Stock Split fewer than a minimum number of shares, which, depending on the stock split ratios chosen by the Board, would be between 5 and 100, would be paid $30.00, without interest, for each share of common stock held by such holder immediately prior to the effective time. Cashed out stockholders would no longer be stockholders of the Company. On January 29, 2019, in connection with the anticipated Stock Splits, the Company filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to voluntarily delist its common stock from trading on the New York Stock Exchange (“NYSE”) and to deregister its common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The delisting occurred ten calendar days after the filing of the Form 25 so that trading was suspended on February 10, 2020, prior to the market opening. Following the delisting, the Company’s Board has continued to evaluate updated ownership data to ascertain the aggregate costs within the ranges of stock split ratios that the Company’s stockholders approved at the Special Meeting. Based upon this analysis, the Board will continue to consider the appropriate ratio to effectuate the Stock Splits. As previously disclosed, the Board, at its sole discretion, may elect to abandon the Stock Splits and the overall deregistration process for any reason, including if it determines that effectuating the Stock Splits would be too costly. Assuming the Board determines to proceed with the Stock Splits and the overall deregistration process, the Company will file with the State of Delaware certificates of amendment to the Company’s Certificate of Incorporation to effectuate the Stock Splits. Following the effectiveness of the Stock Splits, the Company will file a Form 15 with the SEC certifying that it has less than 300 stockholders, which will terminate the registration of the Company’s common stock under Section 12(g) of the Exchange Act. As a result, the Company would cease to file annual, quarterly, current, and other reports and documents with the SEC, and stockholders will cease to receive annual reports and proxy statements. Even if the Company effectuates the Stock Splits and terminates its registration under Section 12(g) of the Exchange Act, the Company intends to continue to prepare audited annual and unaudited quarterly financial statements and to make such information available to its stockholders on a voluntary basis. However, the Company would not be required to do so by law and there is no assurance that even if the Company did make such information available that it would continue to do so in the future.
Financial Results
Revenues were $472.4 million and $157.4 million for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively, and $480.8 million for the year ended December 31, 2018. Operating gross margin was $56.7 million and $11.4 million for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively, and a loss of $4.8 million for the year ended December 31, 2018.
Outlook
For 2020, we expect the U.S. land rig count to be relatively flat to year end levels after a 26% decline during 2019 while the U.S. offshore rig count is expected to increase approximately 10%. The net impact should translate into a decrease in our year over year U.S. rental tools business results and a small increase in our barge rig utilization, although overall results for our U.S. (lower 48) drilling segment should decrease due to a shift from rig activation to lower margin plug and abandonment activity on our California O&M.
We expect the international rig count to increase approximately 3% in 2020 with improvement mainly coming from Mexico, the UAE, Iraq, and Egypt. The areas in which the anticipated increase will occur should bode well for Parker. Our International rental tools segment revenue is anticipated to increase as we continue to win projects utilizing our well construction, well intervention, and surface and tubular goods in the Middle East, the UK, and Latin America. Our International and Alaska drilling segment results are expected to increase as we have won numerous contracts recently, including a 5-year extension of our Sakhalin Island contract and the addition of two O&M contracts in Alaska. In total, the backlog for our O&M contracts has grown to $627 million.
Our expectations for 2020 results are directly linked to anticipated worldwide rig activity. Thus, there are inherent risks involved, including changes to the current supply and demand outlook, the impact of the coronavirus, and investor pressure on E&P companies to exercise capital discipline and to generate free cash flow. Please see Item 1A. Risk Factors for further information regarding the risks facing the Company.
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
We analyze financial results for each of our reportable segments. The reportable segments presented are consistent with our reportable segments discussed in our consolidated financial statements. See Note 17 - Reportable Segments in Item 8. Financial Statements and Supplementary Data for further discussion. We monitor our reporting segments based on several criteria, including operating gross margin and operating gross margin excluding depreciation and amortization. Operating gross margin excluding depreciation and amortization is computed as revenues less direct operating expenses, and excludes depreciation and amortization expense, where applicable. Operating gross margin percentages are computed as operating gross margin as a percent of revenues. The operating gross margin excluding depreciation and amortization amounts and percentages should not be used as a substitute for those amounts reported under accounting policies generally accepted in the United States (“U.S. GAAP”), but should be viewed in addition to the Company’s reported results prepared in accordance with U.S. GAAP. Management believes this information provides valuable insight into the information management considers important in managing the business.

Nine Months Ended December 31, 2019, Three Months Ended March 31, 2019 and the Year Ended December 31, 2018
Revenues were $472.4 million and $157.4 million for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively, and $480.8 million for the year ended December 31, 2018. Operating gross margin was $56.7 million and $11.4 million for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively, and a loss of $4.8 million for the year ended December 31, 2018.
The following is an analysis of our operating results for the comparable periods by reportable segment:

	Successor		Predecessor
	Nine Months Ended December 31,		Three Months Ended March 31,		Year Ended December 31,
Dollars in Thousands	2019		2019		2018
Revenues:
U.S. rental tools	$144,698	31%	$52,595	34%	$176,531	37%
International rental tools	71,292	15%	21,109	13%	79,150	16%
Total rental tools services	215,990	46%	73,704	47%	255,681	53%
U.S. (lower 48) drilling	36,710	8%	6,627	4%	11,729	2%
International & Alaska drilling	219,695	46%	77,066	49%	213,411	45%
Total drilling services	256,405	54%	83,693	53%	225,140	47%
Total revenues	$472,395	100%	$157,397	100%	$480,821	100%
Operating gross margin excluding depreciation and amortization: (1)
U.S. rental tools	$68,966	48%	$29,004	55%	$92,679	53%
International rental tools	10,632	15%	534	3%	3,864	5%
Total rental tools services	79,598	37%	29,538	40%	96,543	38%
U.S. (lower 48) drilling	6,613	18%	(700)	(11)%	(7,962)	(68)%
International & Alaska drilling	32,009	15%	7,688	10%	14,136	7%
Total drilling services	38,622	15%	6,988	8%	6,174	3%
Total operating gross margin excluding depreciation and amortization	118,220	25%	36,526	23%	102,717	21%
Depreciation and amortization	(61,499)		(25,102)		(107,545)
Total operating gross margin	56,721		11,424		(4,828)
General and administrative expense	(17,967)		(8,147)		(24,545)
Loss on impairment	—		—		(50,698)
Gain (loss) on disposition of assets, net	226		384		(1,724)
Pre-petition restructuring charges	—		—		(21,820)
Reorganization items	(1,173)		(92,977)		(9,789)
Total operating income (loss)	$37,807		$(89,316)		$(113,404)

(1)	Percentage amounts are calculated by dividing the operating gross margin excluding depreciation and amortization by revenue for the respective segment and business lines.

Operating gross margin (loss) amounts are reconciled to our most comparable U.S. GAAP measure as follows:

Dollars in Thousands	U.S. Rental Tools	International Rental Tools	U.S. (Lower 48) Drilling	International & Alaska Drilling	Total
Nine months ended December 31, 2019 (Successor)
Operating gross margin (1) (Successor)	$38,054	$4,633	$2,189	$11,845	$56,721
Depreciation and amortization (Successor)	30,912	5,999	4,424	20,164	61,499
Operating gross margin excluding depreciation and amortization (Successor)	$68,966	$10,632	$6,613	$32,009	$118,220

Dollars in Thousands	U.S. Rental Tools	International Rental Tools	U.S. (Lower 48) Drilling	International & Alaska Drilling	Total
Three months ended March 31, 2019 (Predecessor)
Operating gross margin (1) (Predecessor)	$17,289	$(3,581)	$(1,508)	$(776)	$11,424
Depreciation and amortization (Predecessor)	11,715	4,115	808	8,464	25,102
Operating gross margin excluding depreciation and amortization (Predecessor)	$29,004	$534	$(700)	$7,688	$36,526

Dollars in Thousands	U.S. Rental Tools	International Rental Tools	U.S. (Lower 48) Drilling	International & Alaska Drilling	Total
Year ended December 31, 2018 (Predecessor)
Operating gross margin (1) (Predecessor)	$44,512	$(11,684)	$(15,720)	$(21,936)	$(4,828)
Depreciation and amortization (Predecessor)	48,167	15,548	7,758	36,072	107,545
Operating gross margin excluding depreciation and amortization (Predecessor)	$92,679	$3,864	$(7,962)	$14,136	$102,717

(1)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

The following table presents our average utilization rates and rigs available for service for the nine months ended December 31, 2019, the three months ended March 31, 2019 and year ended December 31, 2018, respectively:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
	2019	2019	2018
U.S. (lower 48) drilling
Rigs available for service (1)	10	13	13
Utilization rate of rigs available for service (2)	17%	4%	10%
International & Alaska drilling
Eastern Hemisphere
Rigs available for service (1)	10	10	10
Utilization rate of rigs available for service (2)	44%	50%	46%
Latin America Region
Rigs available for service (1)	7	7	7
Utilization rate of rigs available for service (2)	51%	29%	21%
Alaska
Rigs available for service (1)	2	2	2
Utilization rate of rigs available for service (2)	50%	50%	50%
Total International & Alaska drilling
Rigs available for service (1)	19	19	19
Utilization rate of rigs available for service (2)	47%	42%	37%

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

Rental Tools Services Business
U.S. Rental Tools
U.S. rental tools segment revenues were $144.7 million and $52.6 million for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively, and were $176.5 million for the year ended December 31, 2018. The results for the nine months ended December 31, 2019, and the three months ended March 31, 2019, were primarily driven by customer activity in U.S. land and offshore rentals.
U.S. rental tools segment operating gross margin excluding depreciation and amortization was $69.0 million and $29.0 million for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively, and was $92.7 million for the year ended December 31, 2018. The results for the nine months ended December 31, 2019, and the three months ended March 31, 2019, were primarily driven by revenues discussed above.
International Rental Tools
International rental tools segment revenues were $71.3 million and $21.1 million for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively, and was $79.2 million for the year ended December 31, 2018. The results for the nine months ended December 31, 2019, and the three months ended March 31, 2019, were primarily driven by well construction, well intervention services, and surface and tubular services.

International rental tools segment operating gross margin excluding depreciation and amortization was $10.6 million and $0.5 million for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively, and was $3.9 million for the year ended December 31, 2018. The results for the nine months ended December 31, 2019, and the three months ended March 31, 2019, were primarily driven by revenues discussed above.
Drilling Services Business
U.S. (Lower 48) Drilling
U.S. (lower 48) drilling segment revenues were $36.7 million and $6.6 million for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively, and was $11.7 million for the year ended December 31, 2018. The results for the nine months ended December 31, 2019, and the three months ended March 31, 2019, were primarily driven by our inland barge rig fleet and O&M revenue.
U.S. (lower 48) drilling segment operating gross margin excluding depreciation and amortization was a gain of $6.6 million and a loss of $0.7 million for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively, and a loss of $8.0 million for the year ended December 31, 2018. The results for the nine months ended December 31, 2019, and the three months ended March 31, 2019, were primarily driven by revenues discussed above.
International & Alaska Drilling
International & Alaska drilling segment revenues were $219.7 million and $77.1 million for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively, and was $213.4 million for the year ended December 31, 2018. The results for the nine months ended December 31, 2019, and the three months ended March 31, 2019, were primarily driven by O&M revenue and revenue from Company-owned rigs.
International & Alaska drilling segment operating gross margin excluding depreciation and amortization was $32.0 million and $7.7 million for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively, and was $14.1 million for the year ended December 31, 2018. The results for the nine months ended December 31, 2019, and the three months ended March 31, 2019, were primarily driven by revenues discussed above.
Other Financial Data
General and Administrative Expense
General and administrative expense was $18.0 million and $8.1 million for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively, and was $24.5 million for the year ended December 31, 2018. The results for the nine months ended December 31, 2019, and the three months ended March 31, 2019, were primarily driven by compensation expense and legal fees.
Loss on Impairment
There was no loss on impairment for the nine months ended December 31, 2019 or, the three months ended March 31, 2019. Loss on impairment was $50.7 million for the year ended December 31, 2018. During the third quarter of 2018 we had a loss on impairment of $44.0 million which consisted of $34.2 million for Gulf of Mexico inland barge asset group and $9.8 million for international barge asset group. In addition, we performed our 2018 annual goodwill impairment review during the fourth quarter, as of October 1, 2018, and determined that the carrying value of the reporting unit exceeded its fair value and, therefore, the entire goodwill balance of $6.7 million for U.S. rental tools segment was impaired and written off.
Gain (Loss) on Disposition of Assets, Net
Gain (loss) on disposition of assets, net was a gain of $0.2 million and a gain of $0.4 million for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively, and a loss of $1.7 million for the year ended December 31, 2018. We periodically sell equipment deemed to be excess, obsolete, or not currently required for operations.
Pre-petition Restructuring Charges
There were no pre-petition charges for the nine months ended December 31, 2019 or the three months ended March 31, 2019. Pre-petition charges were $21.8 million for the year ended December 31, 2018, primarily consisting of professional fees related to the Chapter 11 Cases.

Reorganization Items
Reorganization items were $1.2 million and $93.0 million for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively. The reorganization items for the nine months ended December 31, 2019, primarily consisted of professional fees in the amount of $1.2 million, related to the Chapter 11 Cases. The reorganization items for the three months ended March 31, 2019, primarily consisted of gain on settlement of liabilities subject to compromise, loss from fresh start valuation adjustments, professional fees and backstop premium on rights offering in the amount of $191.1 million, $242.6 million, $30.1 million and $11.0 million, respectively, related to the Chapter 11 Cases. Reorganization items were $9.8 million for the year ended December 31, 2018, primarily consisting of debt finance costs related to Senior Notes, professional fees, debt finance costs related to the 2015 Secured Credit Agreement and debtor-in-possession financing costs in the amount of $5.4 million, $2.3 million, $1.2 million and $1.0 million respectively, related to the Chapter 11 Cases.
Interest Expense and Income
Interest expense was $20.9 million and $0.3 million for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively, and was $42.6 million for the year ended December 31, 2018. The Company emerged from bankruptcy at the end of the first quarter of 2019, which resulted in a decrease in overall debt balance. Interest income was $0.9 million and nominal for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively. Interest income was $0.1 million for the year ended December 31, 2018. We earn interest income on our cash balances.
Other
    Other income and expense was an expense of $0.2 million and nominal for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively, and an expense of $2.0 million for the year ended December 31, 2018. Activity in all periods primarily included the impact of foreign currency fluctuations.
Income Tax Expense
Income tax expense was $11.1 million and $0.7 million for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively, and was $7.8 million for the year ended December 31, 2018. We recognized income tax expense due to the jurisdictional mix of income and loss during the period, along with our continued inability to recognize the benefits associated with certain losses as a result of valuation allowances, changes in uncertain tax positions, and the income tax impacts of adjustments made as part of Fresh Start Accounting.

Liquidity and Capital Resources
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of expansion plans, operational and other cash needs. To meet our short-term liquidity requirements we primarily rely on our cash on hand and cash from operations. We also have access to cash through the Credit Facility. We expect that these sources of liquidity will be sufficient to provide us the ability to fund our current operations and required capital expenditures. We may need to fund capital expenditures, acquisitions, debt principal payments, or pursuits of business opportunities that support our strategy, through additional borrowings or the issuance of additional Successor Common Stock or other forms of equity. Our credit agreements limit our ability to pay dividends. In the past we have not paid dividends on our Predecessor Common Stock and we have no present intention to pay dividends on our Successor Common Stock in the foreseeable future.
Liquidity
The following table provides a summary of our total liquidity:

Dollars in thousands	December 31, 2019
Cash and cash equivalents (1)	$104,951
Availability under Credit Facility (2)	30,941
Total liquidity	$135,892

(1)	As of December 31, 2019, approximately $51.9 million of the $105.0 million of cash and equivalents was held by our foreign subsidiaries.

(2)
As of December 31, 2019, the borrowing base availability under the Credit Facility was $40.2 million, which was further reduced by $9.3 million in supporting letters of credit outstanding, resulting in availability under the Credit Facility of $30.9 million.

The earnings of foreign subsidiaries as of December 31, 2019 were reinvested to fund our international operations. If in the future we decide to repatriate earnings, the Company may be required to pay taxes on those amounts, which could reduce the liquidity of the Company at that time.
We do not have any unconsolidated special-purpose entities, off-balance sheet financing arrangements or guarantees of third-party financial obligations. As of December 31, 2019, we have no energy, commodity, or foreign currency derivative contracts.
Cash Flow Activity
We had cash, cash equivalents, and restricted cash of $105.0 million and $59.0 million at December 31, 2019 and December 31, 2018, respectively. The following table provides a summary of our cash flow activity:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
Dollars in thousands	2019	2019	2018
Operating Activities	$61,639	$14,914	$(17,050)
Investing Activities	(70,315)	(9,130)	(69,214)
Financing Activities	(35,658)	84,510	3,706
Net change in cash, cash equivalents and restricted cash	$(44,334)	$90,294	$(82,558)
Operating Activities
Cash flows from operating activities were a source of cash of $61.6 million and $14.9 million for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively, and a use of cash of $17.1 million for the year ended December 31, 2018. Cash flows from operating activities in each period were largely impacted by our operating results and changes in working capital. Changes in working capital were a use of cash of $20.7 million and a source of cash of $17.1 million for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively, and a use of cash of $23.6 million for the year ended December 31, 2018.

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
Investing Activities
Cash flows from investing activities were a use of cash of $70.3 million and $9.1 million for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively, and $69.2 million for the year ended December 31, 2018. Cash flows used in investing activities during the nine months ended December 31, 2019, and the three months ended March 31, 2019, included capital expenditures of $71.1 million and $9.2 million, respectively, and $70.6 million for the year ended December 31, 2018, which were primarily used for tubular and other products for our rental tools services business and rig-related maintenance.
Capital expenditures for 2020 are estimated to range from $85.0 million and $95.0 million and will primarily be directed to our rental tools services business inventory and maintenance capital for our drilling services business. Future capital spending will be evaluated based upon adequate return requirements and available liquidity.
Financing Activities
Cash flows from financing activities were a use of $35.7 million for the nine months ended December 31, 2019, primarily related to the $35.2 million prepayment of the Term Loan (as defined below). Cash flows from financing activities were a source of cash of $84.5 million for the three months ended March 31, 2019, primarily related to proceeds from the rights offering of $95.0 million, partially offset by the payment of amounts borrowed under debtor in possession financing of $10.0 million. Cash flows from financing activities were a source of cash of $3.7 million for the year ended December 31, 2018 primarily related to amounts borrowed against the DIP Facility of $10.0 million and payments of $3.6 million, $1.4 million and $1.0 million for dividends on the Predecessor's Preferred Stock, debt issuance cost related to the Fifth Amendment to the 2015 Secured Credit Agreement and debtors-in-possession financing costs respectively.
Debt Summary
As of December 31, 2019, our principal amount of debt was related to the $177.9 million Term Loan, due 2024.
Successor Credit Facility
On March 26, 2019, pursuant to the terms of the Plan, we and certain of our subsidiaries, entered into a credit agreement with the lenders party thereto (the “Credit Facility Lenders”), Bank of America, N.A., as administrative agent and Bank of America, N.A. and Deutsche Bank Securities Inc. as joint lead arrangers and joint bookrunners, providing for a revolving credit facility (as amended and restated by the Amended and Restated Credit Agreement (as defined below), the “Credit Facility”) with initial aggregate commitments in the amount of $50.0 million, guaranteed by certain of our subsidiaries. Availability under the Credit Facility is subject to a monthly borrowing base calculation and, prior to the Amended and Restated Credit Agreement, was based on eligible domestic rental equipment and eligible domestic accounts receivable. The Credit Facility provides for a $30.0 million sublimit of the aggregate commitments that is available for the issuance of letters of credit. Prior to the Amended and Restated Credit Agreement, the Credit Facility required us to maintain minimum liquidity of $25.0 million, defined as cash in our liquidity account not to exceed $10.0 million and availability under the borrowing base, allowed for an increase to the aggregate commitments by up to an additional $75.0 million, subject to certain conditions, matured on March 26, 2023, and bore interest either at a rate equal to:

•	LIBOR plus an applicable margin that varies from 2.25 percent to 2.75 percent per annum or

•	a base rate plus an applicable margin that varies from 1.25 percent to 1.75 percent per annum.
Prior to the Amended and Restated Credit Agreement, we were required to pay a commitment fee of 0.5 percent per annum on the actual daily unused portion of the current aggregate commitments under the Credit Facility. We are required to pay customary letter of credit and fronting fees under the Credit Facility.
The Credit Facility also contains customary affirmative and negative covenants, including, among other things, as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual consolidated financial statements and monthly borrowing base certificates, conduct of business, maintenance of property, maintenance of insurance, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments, and other customary covenants. Additionally, the Credit Facility contains customary events of default and remedies for credit facilities of this nature. If we do not comply with the financial and other covenants in the Credit Facility, the Credit Facility Lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Credit Facility, and any outstanding unfunded commitments may be terminated. As of December 31, 2019, we were in compliance with all the financial covenants under the Credit Facility.
On October 8, 2019, we entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”), which amended and restated the Credit Facility. As a result of the Amended and Restated Credit Agreement:

(1)	the Credit Facility matures on October 8, 2024, subject to certain restrictions, including the refinancing of the Company’s Term Loan Agreement (as defined below),

(2)	our annual borrowing costs under the Credit Facility are lowered by reducing

•	the interest rate to (a) LIBOR plus a range of 1.75 percent to 2.25 percent (based on availability) or (b) a base rate plus a range of 0.75 percent to 1.25 percent (based on availability), and

•	the unused commitment fee to a range of 0.25 percent to 0.375 percent (based on utilization),

(3)	a $25 million liquidity covenant was replaced with a minimum fixed charge coverage ratio requirement of 1.0x when excess availability is less than the greater of

•	20.0 percent of the lesser of commitments and the borrowing base and

•	$10.0 million,

(4)	an additional borrower was allowed to be included in the borrowing base upon completion of a field examination,

(5)
the calculation of the borrowing base was revised by, among other things, excluding eligible domestic rental equipment and including 90 percent of investment grade eligible domestic accounts receivable,

(6)	the Company was allowed to grant a second priority lien on non-working capital assets in the event of a refinancing of the Term Loan Agreement,

(7)	the amount allowed for an increase to the aggregate commitments was reduced from $75.0 million to $50.0 million, and

(8)	we were permitted to make a voluntary prepayment of $35.0 million on our Term Loan on September 20, 2019 without such prepayment being included in the calculation of our fixed charge coverage ratio.
As of December 31, 2019, the borrowing base availability under the Credit Facility was $40.2 million, which was further reduced by $9.3 million in supporting letters of credit outstanding, resulting in availability under the Credit Facility of $30.9 million. As of December 31, 2019, debt issuance costs of $1.5 million ($1.3 million, net of amortization) are being amortized over the term of the Credit Facility on a straight-line basis.
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
On September 20, 2019, we made a voluntary prepayment on the Term Loan of $35.0 million in principal, plus $1.0 million in interest associated with the principal payment. Since the prepayment occurred within the first six months from the closing date, no premium was applicable on the prepayment. As of December 31, 2019, the Term Loan balance was $177.9 million.

The Term Loan is subject to mandatory prepayments and customary reinvestment rights. The mandatory prepayments include prepayment requirements with respect to a change of control, asset sales and debt issuances, in each case subject to certain exceptions or conditions. The Term Loan Agreement also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual financial statements, conduct of business, maintenance of property, maintenance of insurance, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. Additionally, the Term Loan Agreement contains customary events of default and remedies for facilities of this nature. If we do not comply with the covenants in the Term Loan Agreement, the Term Loan Lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Term Loan Agreement. As of December 31, 2019, we were in compliance with all the financial covenants under the Term Loan Agreement.
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
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to fair value of assets, bad debt, materials and supplies obsolescence, property and equipment, income taxes, workers’ compensation and health insurance and contingent liabilities for which settlement is deemed to be probable. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While we believe that such estimates are reasonable, actual results could differ from these estimates.
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
Impairment of Property, Plant, and Equipment
We evaluate the carrying amounts of long-lived assets for potential impairment when events occur or circumstances change that indicate the carrying values of such assets may not be recoverable. For example, evaluations are performed when we experience sustained significant declines in utilization and dayrates, and we do not contemplate recovery in the near future. In addition, we evaluate our assets when we reclassify property and equipment to assets held for sale or as discontinued operations as prescribed by accounting guidance related to accounting for the impairment or disposal of long-lived assets. We determine recoverability by evaluating the undiscounted estimated future net cash flows. When impairment is indicated, we measure the impairment as the amount by which the assets carrying value exceeds its fair value. Management considers a number of factors such as estimated future cash flows, appraisals and current market value analysis in determining fair value. Assets are written down to fair value if the concluded current fair value is below the net carrying value.
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
Intangible Assets
Our intangible assets are related to customer relationships, trade names and developed technology, and are amortized over a period of approximately three, five and six years, respectively. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.
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
Based on the risks discussed above, we estimate our liability in excess of insurance coverage and accrue for these amounts in our consolidated financial statements. Accruals related to insurance are based on the facts and circumstances specific to the insurance claims and our past experience with similar claims. The actual outcome of insured claims could differ significantly from the amounts estimated. We accrue actuarially determined amounts in our consolidated balance sheet to cover self-insurance retentions for workers’ compensation, employers’ liability, general liability, automobile liability and health benefits claims. These accruals use historical data based upon actual claim settlements and reported claims to project future losses. These estimates and accruals have historically been reasonable in light of the actual amount paid on claims.
As the determination of our liability for insurance claims could be material and is subject to significant management judgment and in certain instances is based on actuarially estimated and calculated amounts, management believes that accounting estimates related to insurance accruals are critical.
Accounting for Income Taxes
We are a U.S. company and we operate through our various foreign legal entities and their branches and subsidiaries in numerous countries throughout the world. Consequently, our tax provision is based upon the tax laws and rates in effect in the countries in which our operations are conducted and income is earned. The income tax rates imposed and methods of computing taxable income in these jurisdictions vary. Therefore, as part of the process of preparing the consolidated financial statements, we are required to estimate the income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and certain accrued liabilities for tax and accounting purposes. Our effective tax rate for financial statement purposes will continue to fluctuate from year to year as our operations are conducted in different taxing jurisdictions. Current income tax expense represents either liabilities expected to be reflected on our income tax returns for the current year, nonresident withholding taxes or changes in prior year tax estimates which may result from tax audit adjustments. Our deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities reported on the consolidated balance sheet. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In order to determine the amount of deferred tax assets or liabilities, as well as the valuation allowances, we must make estimates and assumptions regarding amounts and sources of future taxable income, where rigs will be deployed and other matters. Changes in these estimates and assumptions, as well as changes in tax laws, could require us to adjust the deferred tax assets and liabilities or valuation allowances, including as discussed below.
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
Legal and Investigative Matters
As of December 31, 2019, we have accrued an estimate of the probable and estimable costs for the resolution of certain legal and investigation matters. We have not accrued any amounts for other matters for which the liability is not probable and reasonably estimable. Generally, the estimate of probable costs related to these matters is developed in consultation with our legal advisors. The estimates take into consideration factors such as the complexity of the issues, litigation risks and settlement costs. If the actual settlement costs, final judgments, or fines, after appeals, differ from our estimates, our future financial results may be adversely affected.
Recent Accounting Pronouncements
For a discussion of the new accounting pronouncements that have had or are expected to have an effect on our consolidated financial statements, see Note 19 - Recent Accounting Pronouncements in Item 8. Financial Statements and Supplementary Data.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Parker Drilling Company:

Opinion on Internal Control Over Financial Reporting

We have audited Parker Drilling Company and subsidiaries (the Company) internal control over financial reporting as of December 31, 2019 (Successor), based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 (Successor), based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 (Successor) and 2018 (Predecessor), the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the nine months ended December 31, 2019 (Successor), for the three months ended March 31, 2019 (Predecessor), and for the year ended December 31, 2018 (Predecessor), and the related notes and the financial statement Schedule II- Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated March 4, 2020, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
Houston, Texas
March 4, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Parker Drilling Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Parker Drilling Company and subsidiaries (the Company) as of December 31, 2019 (Successor) and 2018 (Predecessor), the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the nine months ended December 31, 2019 (Successor), for the three months ended March 31, 2019 (Predecessor), and for the year ended December 31, 2018 (Predecessor), and the related notes and the financial statement Schedule II- Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 (Successor) and 2018 (Predecessor), and the results of its operations and its cash flows for the nine months ended December 31, 2019 (Successor), for the three months ended March 31, 2019 (Predecessor), and for the year ended December 31, 2018 (Predecessor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019 (Successor), based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis of Presentation

As discussed in Note 2 to the consolidated financial statements, the Company emerged from bankruptcy on March 26, 2019 with a reporting date of March 31, 2019 as discussed in Note 1. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification Topic 852, Reorganizations, for the Successor as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as discussed in Note 3.

Change in Accounting Principle
As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

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

Houston, Texas
March 4, 2020

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	Successor	Predecessor
	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$104,951	$48,602
Restricted cash	—	10,389
Accounts receivable, net	166,456	136,437
Rig materials and supplies	23,267	36,245
Deferred costs	5,223	4,353
Other tax assets	2,949	2,949
Other current assets	17,688	27,929
Total current assets	320,534	266,904
Property, plant, and equipment, net (Note 4)	299,768	534,371
Intangible assets, net (Note 5)	13,675	4,821
Rig materials and supplies	4,766	12,971
Deferred income taxes	4,416	2,143
Other non-current assets	39,689	7,204
Total assets	$682,848	$828,414
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debtor in possession financing (Note 2)	$—	$10,000
Accounts payable	55,104	39,678
Accrued liabilities	57,954	35,385
Accrued income taxes	5,058	3,385
Total current liabilities	118,116	88,448
Long-term debt (Note 8)	177,937	—
Other long-term liabilities	25,892	11,544
Long-term deferred tax liability	7,002	510
Commitments and contingencies (Note 11)
Total liabilities not subject to compromise	328,947	100,502
Liabilities subject to compromise (Note 2)	—	600,996
Total liabilities	328,947	701,498

	Successor	Predecessor
	December 31, 2019	December 31, 2018
Stockholders’ equity:
Predecessor preferred stock, $1.00 par value, 1,942,000 shares authorized, 500,000 shares issued and outstanding	—	500
Predecessor common stock, $0.16 2/3 par value, 18,666,667 shares authorized, 9,385,060 shares issued and outstanding (9,384,669 shares issued and outstanding in 2018)	—	1,398
Predecessor capital in excess of par value	—	766,347
Predecessor accumulated other comprehensive income (loss)	—	(6,879)
Successor common stock, $0.01 par value, 500,000,000 shares authorized, 15,044,739 shares issued and outstanding	150	—
Successor capital in excess of par value	347,340	—
Successor accumulated other comprehensive income (loss)	(98)	—
Retained earnings (accumulated deficit)	6,509	(634,450)
Total stockholders’ equity	353,901	126,916
Total liabilities and stockholders’ equity	$682,848	$828,414
See accompanying notes to the consolidated financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
	2019	2019	2018
Revenues	$472,395	$157,397	$480,821
Expenses:
Operating expenses	354,175	120,871	378,104
Depreciation and amortization	61,499	25,102	107,545
	415,674	145,973	485,649
Total operating gross margin	56,721	11,424	(4,828)
General and administrative expense	(17,967)	(8,147)	(24,545)
Loss on impairment	—	—	(50,698)
Gain (loss) on disposition of assets, net	226	384	(1,724)
Pre-petition restructuring charges	—	—	(21,820)
Reorganization items	(1,173)	(92,977)	(9,789)
Total operating income (loss)	37,807	(89,316)	(113,404)
Other income (expense):
Interest expense	(20,902)	(274)	(42,565)
Interest income	887	8	91
Other	(188)	(10)	(2,023)
Total other income (expense)	(20,203)	(276)	(44,497)
Income (loss) before income taxes	17,604	(89,592)	(157,901)
Income tax expense
Current tax expense	5,190	2,341	8,225
Deferred tax expense (benefit)	5,905	(1,685)	(429)
Total income tax expense	11,095	656	7,796
Net income (loss)	6,509	(90,248)	(165,697)
Less: Predecessor preferred stock dividend	—	—	2,719
Net income (loss) available to common stockholders	$6,509	$(90,248)	$(168,416)
Basic earnings (loss) per common share:	$0.43	$(9.63)	$(18.09)
Diluted earnings (loss) per common share:	$0.43	$(9.63)	$(18.09)
Number of common shares used in computing earnings per share:
Basic	15,044,919	9,368,322	9,311,722
Diluted	15,060,365	9,368,322	9,311,722

See accompanying notes to the consolidated financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
	2019	2019	2018
Net income (loss)	$6,509	$(90,248)	$(165,697)
Other comprehensive income (loss), net of tax:
Currency translation difference on related borrowings	(148)	141	(646)
Currency translation difference on foreign currency net investments	50	(518)	(2,721)
Total other comprehensive income (loss), net of tax:	(98)	(377)	(3,367)
Comprehensive income (loss)	$6,411	$(90,625)	$(169,064)

See accompanying notes to the consolidated financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
	2019	2019	2018
Cash flows from operating activities:
Net income (loss)	$6,509	$(90,248)	$(165,697)
Adjustments to reconcile net income (loss):
Depreciation and amortization	61,499	25,102	107,545
(Gain) loss on disposition of assets, net	(226)	(384)	1,724
Deferred tax expense (benefit)	5,905	(1,685)	(429)
Loss on impairment	—	—	50,698
Reorganization items	—	62,470	7,538
Expenses not requiring cash	8,681	2,575	5,151
Change in assets and liabilities:
Accounts receivable	1,611	(32,842)	(15,235)
Rig materials and supplies	(6,335)	—	249
Other current assets	(4,027)	(6,542)	(10,860)
Other non-current assets	(4,805)	—	13,019
Accounts payable and accrued liabilities	(4,646)	55,780	(9,489)
Accrued income taxes	(2,527)	688	(1,264)
Net cash provided by (used in) operating activities	61,639	14,914	(17,050)
Cash flows from investing activities:
Capital expenditures	(71,107)	(9,231)	(70,567)
Proceeds from the sale of assets	792	101	1,353
Net cash provided by (used in) investing activities	(70,315)	(9,130)	(69,214)
Cash flows from financing activities:
Payment of term loan	(35,158)	—	—
Payments of debt issuance costs	(500)	(490)	(1,443)
Proceeds from rights offering	—	95,000	—
Payment of amounts borrowed under debtor in possession facility	—	(10,000)	—
Predecessor preferred stock dividend	—	—	(3,625)
Shares surrendered in lieu of tax	—	—	(251)
Proceeds from borrowing under debtor in possession facility	—	—	10,000
Payment of debtor in possession facility costs	—	—	(975)
Net cash provided by (used in) financing activities	(35,658)	84,510	3,706
Net increase (decrease) in cash and cash equivalents and restricted cash	(44,334)	90,294	(82,558)
Cash, cash equivalents and restricted cash at beginning of period	149,285	58,991	141,549
Cash, cash equivalents and restricted cash at end of period	$104,951	$149,285	$58,991

See accompanying notes to the consolidated financial statements.

PARKER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and Shares in Thousands)

	Shares	Preferred Stock	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2017 (Predecessor)	9,762	$500	$1,548	$(170)	$766,508	$(468,753)	$(3,512)	$296,121
Activity in employees’ stock plans	123	—	20	—	(275)	—	—	(255)
Amortization of stock-based awards	—	—	—	—	2,833	—	—	2,833
Predecessor preferred stock dividend	—	—	—	—	(2,719)	—	—	(2,719)
Comprehensive Income:
Net income	—	—	—	—	—	(165,697)	—	(165,697)
Other comprehensive income (loss)	—	—	—	—	—	—	(3,367)	(3,367)
Balances, December 31, 2018 (Predecessor)	9,885	500	1,568	(170)	766,347	(634,450)	(6,879)	126,916
Amortization of stock-based awards	—	—	—	—	1,446	—	—	1,446
Comprehensive Income:
Net income (loss)	—	—	—	—	—	(90,248)	—	(90,248)
Other comprehensive income (loss)	—	—	—	—	—	—	(377)	(377)
Balances, March 31, 2019 (Predecessor)	9,885	500	1,568	(170)	767,793	(724,698)	(7,256)	37,737
Cancellation of predecessor equity	(9,885)	(500)	(1,568)	170	(767,793)	724,698	7,256	(37,737)
Balances, March 31, 2019 (Predecessor)	—	—	—	—	—	—	—	—

Issuances of successor common stock	15,044	—	150	—	328,800	—	—	328,950
Issuances of successor warrants	—	—	—	—	14,687	—	—	14,687
Equity issuance costs	—	—	—	—	(837)	—	—	(837)
Balances, March 31, 2019 (Successor)	15,044	—	150	—	342,650	—	—	342,800
Amortization of stock-based awards	—	—	—	—	4,690	—	—	4,690
Comprehensive Income:
Net income (loss)	—	—	—	—	—	6,509	—	6,509
Other comprehensive income (loss)	—	—	—	—	—	—	(98)	(98)
Balances, December 31, 2019 (Successor)	15,044	$—	$150	$—	$347,340	$6,509	$(98)	$353,901
See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Summary of Significant Accounting Policies
Organization and Nature of Operations
Unless otherwise indicated, the terms “Company,” “Parker,” “we,” “us,” “its” and “our” refer to Parker Drilling Company, incorporated in Delaware, together with its wholly-owned subsidiaries, and “Parker Drilling” refers solely to the parent, Parker Drilling Company. Parker is an international provider of contract drilling and drilling-related services, as well as, rental tools and services. We have operated in over 60 countries since beginning operations in 1934, making us among the most geographically experienced drilling contractors and rental tools providers in the world.
Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are audited. In the opinion of the Company, these consolidated financial statements include all adjustments which, unless otherwise disclosed, are of a normal recurring nature, necessary for their fair presentation for the periods presented.
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

	Successor	Predecessor
	December 31,	December 31,
Dollars in thousands	2019	2018
Cash and cash equivalents	$104,951	$48,602
Restricted cash	—	10,389
Cash, cash equivalents and restricted cash at end of period	$104,951	$58,991

The restricted cash balance as of December 31, 2018 included $9.8 million in a cash collateral account to support the letters of credit outstanding and $0.6 million held as compensating balances in the ordinary course of business for purchases and utilities.

Accounts Receivable and Allowance for Bad Debts
Trade accounts receivable are recorded at the invoice amount and typically do not bear interest. The allowance for bad debt is estimated for losses that may occur resulting from disputed amounts and the inability of our customers to pay amounts owed. We estimate the allowance based on historical write-off experience and information about specific customers. We review individually, for collectability, all balances over 90 days past due as well as balances due from any customer with respect to which we have information leading us to believe that a risk exists for potential collection.
Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to customers.
The components of our accounts receivable, net of allowance for bad debt balance are as follows:

	Successor	Predecessor
	December 31,	December 31,
Dollars in thousands	2019	2018
Accounts Receivable	$166,799	$144,204
Allowance for bad debts (1)	(343)	(7,767)
Accounts receivable, net of allowance for bad debts	$166,456	$136,437

(1)
Additional information on the allowance for bad debt as of December 31, 2019 and 2018, is reported on Schedule II — Valuation and Qualifying Accounts in Item 15. Exhibits and Financial Statement Schedules.

Rig Materials and Supplies
Because international drilling generally occurs in remote locations, making timely delivery of spare parts uncertain, a complement of parts and supplies is maintained either at the drilling site or in warehouses close to the operation. During periods of high rig utilization, these parts are generally consumed and replenished within a one-year period. During a period of lower rig utilization in a particular location, the parts, like the related idle rigs, are generally not transferred to other international locations until new contracts are obtained because of the significant transportation costs that would result from such transfers. We classify those parts which are not expected to be utilized in the following year as long-term assets. Additionally, our International rental tools business holds machine shop consumables and steel stock for manufacture in our machine shops and inspection and repair shops, which are classified as current assets. Rig materials and supplies are valued at the lower of cost or market value.
Property, Plant, and Equipment
Property, plant, and equipment is carried at cost. Maintenance and most repair costs are expensed as incurred. The cost of upgrades and replacements is capitalized. The Company capitalizes software developed or obtained for internal use. Accordingly, the cost of third-party software, as well as the cost of third-party and internal personnel that are directly involved in application development activities, are capitalized during the application development phase of new software systems projects. Costs during the preliminary project stage and post-implementation stage of new software systems projects, including data conversion and training costs, are expensed as incurred. We account for depreciation of property, plant, and equipment on the straight-line method over the estimated useful lives of the assets after provision for salvage value. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the lease. Depreciation, for tax purposes, utilizes several methods of accelerated depreciation. See Note 4 - Property, Plant, and Equipment.
Depreciable lives for different categories of property, plant, and equipment are as follows:

Computer, office equipment, and other	3 to 10 years
Land drilling equipment	3 to 20 years
Barge drilling equipment	3 to 20 years
Drill pipe, rental tools, and other	4 to 15 years
Buildings and improvements	5 to 30 years

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
Intangible Assets
Our intangible assets are related to customer relationships, trade names and developed technology, which are classified as definite lived intangibles that are generally amortized over a weighted average period of approximately three to six years. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss. See Note 5 - Intangible Assets.
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

	Successor	Predecessor
	December 31,	December 31,
Dollars in thousands	2019	2018
Capitalized interest	$—	$125

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
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50.0 percent likely of being realized and changes in recognition or measurement are reflected in the period in which the change in judgment occurs. See Note 10 - Income Taxes for further details.
Leases
As lessee, our leases are primarily operating leases. See Note 6 - Operating Leases.
As lessor, our leases are primarily operating leases which are included in revenue in our consolidated statement of operations. See Note 15 - Revenue.

Fair Value Measurements
See Note 9 - Fair Value Measurements.
Foreign Currency
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
Revenue Recognition
See Note 15 - Revenue.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and natural gas companies. We generally do not require collateral on our trade receivables. We depend on a limited number of significant customers. Our largest customer, Exxon Neftegas Limited (“ENL”), constituted approximately 29.3 percent of our consolidated revenues for the nine months ended December 31, 2019. Excluding revenues from reimbursable costs (“reimbursable revenues”) of $63.2 million, ENL constituted approximately 18.6 percent of our total consolidated revenues for the nine months ended December 31, 2019. For the three months ended March 31, 2019, ENL constituted approximately 31.2 percent of our total consolidated revenues. Excluding reimbursable revenues of $26.3 million, ENL constituted approximately 17.7 percent of our total consolidated revenues for the three months ended March 31, 2019.
The following table includes our deposits in domestic banks in excess of federally insured limits and uninsured deposits in foreign banks:

	Successor	Predecessor
Dollars in thousands	December 31, 2019	December 31, 2018
Deposits in domestic banks in excess of federally insured limits	$53,303	$27,520
Uninsured deposits in foreign banks	$51,884	$32,907

Stock-Based Compensation
Under our long-term incentive plan, we are authorized to issue the following: stock options; stock appreciation rights; restricted stock; restricted stock units; performance-based awards; and other types of awards in cash or stock to key employees, consultants, and directors. We typically grant restricted stock units, time-based phantom stock units, performance cash units, and performance-based phantom stock units.
Stock-based compensation expense is recognized, net of an estimated forfeiture rate, which is based on historical experience and adjusted, if necessary, in subsequent periods based on actual forfeitures. We recognize stock-based compensation expense in the same financial statement line item as cash compensation paid to the respective employees. Tax deduction benefits for awards in excess of recognized compensation costs are reported as an operating cash flow. See Note 12 - Stock-Based Compensation.
Earnings (Loss) Per Share (EPS)

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The effects of dilutive securities such as Successor unvested restricted stock units, Successor unvested stock options, Successor warrants and Predecessor preferred stock are included in the diluted EPS calculation, when applicable. See Note 14 - Earnings (Loss) Per Share (EPS).
Bankruptcy
On December 12, 2018 (the “Petition Date”), Parker Drilling and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed a prearranged plan of reorganization (the “Plan”) and commenced voluntary petitions under chapter 11 (the “Chapter 11 Cases”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Plan was confirmed by the Bankruptcy Court on March 7, 2019, and the Debtors emerged from the bankruptcy proceedings on March 26, 2019 (the “Plan Effective Date”). The consolidated financial statements included herein have been prepared as if we were a going concern and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852, Reorganizations (“Topic 852”). See Note 2 - Chapter 11 Emergence and Note 3 - Fresh Start Accounting for further details.
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

•
1,403,910 shares of Successor Common Stock to the commitment parties under the Backstop Commitment Agreement in connection with their backstop obligation thereunder to purchase unsubscribed shares of Successor Common Stock; and

•
4,903,308 shares of Successor Common Stock to participants in the rights offering extended by Parker to the applicable classes under the Plan (including to the commitment parties party to the Backstop Commitment Agreement); and

•
all of the Company’s agreements, instruments and other documents evidencing or relating to, or otherwise connected with, any of the Predecessor’s equity interests outstanding prior to the Plan Effective Date were cancelled and all such equity interests have no further force or effect.

Reorganization Items
Any expenses, gains and losses that are realized or incurred subsequent to and as a direct result of the Chapter 11 Cases are recorded under reorganization items on our consolidated statement of operations.
Reorganization items consisted of:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
Dollars in thousands	2019	2019	2018
Gain on settlement of liabilities subject to compromise	$—	$(191,129)	$—
Fresh start valuation adjustments	—	242,567	—
Professional fees	1,173	30,107	2,251
Backstop premium on the rights offering paid in stock	—	11,033	—
Predecessor 6.75% senior notes, due July 2022 - unamortized debt issuance costs	—	—	3,775
Predecessor 7.50% senior notes, due August 2020 - unamortized debt issuance costs	—	—	1,580
Predecessor 2015 secured credit agreement - unamortized debt issuance costs	—	—	1,208
Debtor in possession facility costs	—	—	975
Other	—	399	—
Reorganization items	$1,173	$92,977	$9,789
Supplemental cash flow information related to reorganization items paid is as follows:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
Dollars in thousands	2019	2019	2018
Reorganization items paid	$22,168	$8,617	$—

Debtor in Possession Financing
Amounts outstanding against the debtor in possession financing facility were $10.0 million as of December 31, 2018. The debtor in possession financing facility was terminated as of March 26, 2019.
Liabilities Subject To Compromise
Pre-petition unsecured and under-secured obligations that could have been impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise on our Predecessor consolidated balance sheet. These liabilities were reported at the amounts allowed as claims by the Bankruptcy Court.

Liabilities subject to compromise consisted of:

	Successor	Predecessor
Dollars in thousands	December 31, 2019	December 31, 2018
Predecessor 6.75% senior notes, due July 2022	$—	$360,000
Predecessor 7.50% senior notes, due August 2020	—	225,000
Accrued interest on predecessor senior notes	—	15,996
Liabilities subject to compromise	$—	$600,996

Contractual interest expense for the three months ended March 31, 2019, on our senior notes was $10.3 million; however, no interest expense was accrued on the senior notes, as they were impaired and extinguished upon emergence. See also Note 8 - Debt for further details.
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
Upon adoption of Fresh Start Accounting, the reorganization value derived from the enterprise value as disclosed in the Plan was allocated to the Company’s assets and liabilities based on their fair values (except for deferred income taxes) in accordance with FASB ASC Topic No. 805, Business Combinations. The amount of deferred income taxes recorded was determined in accordance with FASB ASC Topic No. 740, Income Taxes.
We evaluated the events between March 26, 2019 and March 31, 2019 and concluded that the use of an accounting convenience date of March 31, 2019 (“Fresh Start Reporting Date”) would not have a material impact on our consolidated statement of operations or consolidated balance sheet. As such, the application of fresh start accounting was reflected in our consolidated condensed balance sheet as of March 31, 2019 and fresh start accounting adjustments related thereto were included in our consolidated condensed statement of operations for the three months ended March 31, 2019.
As a result of the adoption of Fresh Start Accounting and the effects of the implementation of the Plan, the consolidated financial statements of the Successor, are not comparable to the consolidated financial statements of the Predecessor.
The Company’s consolidated financial statements and related footnotes are presented with a “black line” division, which emphasizes the lack of comparability between amounts presented as of and after March 31, 2019 and amounts presented for all prior periods. The Company’s financial results for future periods following the application of Fresh Start Accounting will be different from historical trends and the differences may be material.
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
Property, Plant, and Equipment
Building, Land and Improvements
The fair value of the land assets was estimated using the sales comparison (market) approach, which involved gathering data on comparable sales and current listings of land in each subject market, then adjusting the unit price (per acre or per square foot) of each comparable for differences in market conditions, location, size, and other factors. A per unit value conclusion was then determined based on the adjusted prices of the comparable sales and listings. Fair value of buildings and improvements was estimated using the direct cost approach, in which the estimated replacement cost of new improvements was adjusted for accrued physical depreciation and any functional or external obsolescence. As a supporting approach, the total fair value of all real property assets for each location was estimated using the sales comparison (or market approach). Held for sale assets were included at their respective pending or listed prices. The fair value of the leasehold improvements was determined using the cost approach, adjusted as needed for asset type, age, physical deterioration and obsolescence.
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
Intangible Assets
We applied the income approach methodology to estimate the value of the customer relationships, trade names, and developed technology. We determined the value of the customer relationships based on the present value of the incremental after-tax cash flows attributable only to the intangible asset. The value of the trade names was estimated through the relief from royalty method based on the present value of the cost savings realized by the owner of the asset as a result of not having to pay a stream of royalty payments to another party. The cost savings were based on hypothetical royalty payments of 0.2 percent of revenue reflecting a rate in which an arm’s length buyer would typically pay for the use of such intangible assets. Similar to the methodology used to value the trade name, we determined the value of the developed technology using a hypothetical royalty payment of 1.0 percent of revenue to reflect the attributable cost savings. The present value of the after-tax cash flows for all the intangible assets were estimated based on a discount rate of 20.0 percent.
Successor Warrants
The fair value of the Successor warrants was estimated by applying a Black-Scholes-Merton (“BSM”) model. The BSM model is a pricing model used to estimate the theoretical price or fair value for a European-style call or put option/warrant based on current stock price, strike price, time to maturity, risk-free rate, volatility, and dividend yield.
Consolidated Balance Sheet
The adjustments included in the following fresh start consolidated balance sheet as of March 31, 2019 reflect the effects of the transactions contemplated by the Plan and executed by the Company on the Fresh Start Reporting Date (reflected in the column “Reorganization Adjustments”), and fair value and other required accounting adjustments resulting from the adoption of Fresh Start Accounting (reflected in the column “Fresh Start Adjustments”). The explanatory notes provide additional information with regard to the adjustments recorded, the methods used to determine the fair values and significant assumptions.

Dollars in thousands	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
ASSETS
Current assets:
Cash and cash equivalents	$51,777	$76,072	(1)	$—		$127,849
Restricted cash	11,070	10,366	(2)	—		21,436
Accounts and notes receivable, net	168,444	—		—		168,444
Rig materials and supplies	39,024	—		(21,185)	(15)	17,839
Deferred costs	3,718	—		(3,603)	(16)	115
Other tax assets	2,725	—		—		2,725
Other current assets	25,501	(8,764)	(3)	—		16,737
Total current assets	302,259	77,674		(24,788)		355,145
Property, plant, and equipment, net	533,938	—		(229,968)	(17)	303,970
Intangible assets, net	4,245	—		13,755	(18)	18,000
Deferred income taxes	2,518	—		1,751	(19)	4,269
Rig materials and supplies	10,703			(6,845)	(20)	3,858
Other non-current assets	27,342	1,253	(4)	544	(20)	29,139
Total assets	$881,005	$78,927		$(245,551)		$714,381
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debtor in possession financing	$10,000	$(10,000)	(5)	$—		$—
Accounts payable	68,633	—		—		68,633
Accrued liabilities	65,828	4,990	(6)	(3,868)	(21)	66,950
Accrued income taxes	5,013	—		—		5,013
Total current liabilities	149,474	(5,010)		(3,868)		140,596
Long-term debt	—	210,000	(7)	—		210,000
Other long-term liabilities	20,901	—		(866)	(22)	20,035
Long-term deferred tax liability	28,445	—		(27,495)	(19)	950
Commitments and contingencies
Total liabilities not subject to compromise	198,820	204,990		(32,229)		371,581
Liabilities subject to compromise	600,996	(600,996)	(8)	—		—
Total liabilities	799,816	(396,006)		(32,229)		371,581
Stockholders’ equity:
Predecessor preferred stock	500	(500)	(9)	—		—
Predecessor common stock	1,398	(1,398)	(10)	—		—
Predecessor capital in excess of par value	767,793	(35,839)	(11)	(731,954)	(23)	—
Predecessor accumulated other comprehensive income (loss)	(7,256)	—		7,256	(23)	—
Successor common stock	—	150	(12)	—		150
Successor capital in excess of par value	—	342,650	(13)	—		342,650
Retained earnings (accumulated deficit)	(681,246)	169,870	(14)	511,376	(23)	—
Total stockholders’ equity	81,189	474,933		(213,322)		342,800
Total liabilities and stockholders’ equity	$881,005	$78,927		$(245,551)		$714,381

Reorganization Adjustments

(1)	Changes in cash and cash equivalents included the following:

Dollars in thousands
Proceeds from the rights offering	$95,000
Transfers from restricted cash for the return of cash collateral (for letters of credit)	10,433
Proceeds from refund of backstop commitment fee	7,600
Transfers from restricted cash for deposit releases	250
Transfers to restricted cash for funding of professional fees	(21,049)
Payment of debtor in possession financing principal and interest	(10,035)
Payment of professional fees	(5,154)
Payment of debt issuance costs for the successor credit facility	(490)
Payment of fees on letters of credit	(58)
Payment of term loan agent fees	(50)
Payment of other reorganization expenses	(375)
Net change in cash and cash equivalents	$76,072

(2)	Changes in restricted cash reflects the net transfer of cash between restricted cash and cash and cash equivalents.

(3)	Changes in other current assets include the following:

Dollars in thousands
Refund of backstop commitment fee	$(7,600)
Elimination of predecessor directors and officers insurance policies	(702)
Reclass of prepaid costs related to the successor credit facility	(488)
Payment of other costs related to the successor credit facility	26
Net change in other current assets	$(8,764)

(4)	Changes in other non-current assets include the following:

Dollars in thousands
Capitalization of debt issuance costs on the successor credit facility	$765
Reclass of prepaid costs related to the successor credit facility	488
Net change in other non-current assets	$1,253

(5)	Reflects the payment of debtor in possession financing principal.

(6)	Changes in accrued liabilities include the following:

Dollars in thousands
Accrual of professional fees	$7,100
Payment of professional fees	(2,017)
Payment of debtor in possession financing interest	(35)
Payment of letters of credit fees	(58)
Net change in accrued liabilities	$4,990

(7)	Changes in long-term debt include the issuance of the $210.0 million Term Loan.

(8)	Liabilities subject to compromise to be settled in accordance with the Plan and the resulting gain was determined as follows:

Dollars in thousands
Liabilities subject to compromise	$(600,996)
Issuance of term loan	210,000
Issuance of successor common stock to the 7.50% note holders and 6.75% note holders	175,058
Excess fair value ascribed to lenders participating in equity rights offering	24,809
Gain on settlement of liabilities subject to compromise	$(191,129)

(9)	Changes in Predecessor Preferred Stock reflects the cancellation of Predecessor Preferred Stock.

(10)	Changes in Predecessor Common Stock reflects the cancellation of Predecessor Common Stock.

(11)	Changes in Predecessor capital in excess of par include the following:

Dollars in thousands
Cancellation of predecessor preferred stock	$500
Cancellation of predecessor common stock	1,398
Issuance of successor warrants to predecessor common stock and predecessor preferred stock holders	(14,687)
Issuance of successor common stock to predecessor common stock and predecessor preferred stock holders	(4,950)
Excess fair value ascribed to parties participating in rights offering, excluding lenders	(18,100)
Net change in predecessor capital in excess of par value	$(35,839)

(12)	Changes in Successor Common Stock include the following:

Dollars in thousands
Issuance of successor common stock to the 7.50% note holders and 6.75% note holders	$80
Issuance of successor common stock pursuant to rights offering	68
Issuance of successor common stock to predecessor common stock and predecessor preferred stock holders	2
Net change in successor common stock	$150

(13)	Change in Successor capital in excess of par value include the following:

Dollars in thousands
Issuance of successor common stock to the 7.50% note holders and 6.75% note holders	$174,978
Issuance of successor common stock pursuant to rights offering	148,874
Issuance of successor warrants to predecessor common stock and predecessor preferred stock holders	14,687
Issuance of successor common stock to predecessor common stock and predecessor preferred stock holders	4,948
Equity issuance costs	(837)
Net change in successor capital in excess of par value	$342,650

(14)	Changes in accumulated deficit include the following:

Dollars in thousands
Gain on settlement of liabilities subject to compromise	$191,129
Backstop premium on rights offering	(11,032)
Accrual of professional fees	(5,988)
Payment of professional fees	(3,137)
Elimination of predecessor directors and officers insurance policies	(702)
Payment of other reorganization items	(400)
Net change in accumulated deficit	$169,870
Fresh Start Accounting Adjustments

(15)	Changes in rig materials and supplies reflect the fair value adjustment due to the adoption of fresh start accounting.

(16)	Changes in deferred costs reflect the elimination of capitalized mobilization costs due to the adoption of fresh start accounting.

(17)	Changes in property, plant, and equipment, net reflects the fair value adjustment due to the adoption of fresh start accounting.

(18)	Changes in intangible assets, net reflects the fair value adjustment due to the adoption of fresh start accounting.

Dollars in thousands	Successor Fair Value	Predecessor Historical Book Value
Customer relationships	$16,300	$—
Trade names	1,500	368
Developed technology	200	3,877
Intangible assets, net	$18,000	$4,245

(19)	Changes in deferred income taxes reflects the adjustment due to the adoption of fresh start accounting.

(20)	Changes in rig materials and supplies and other non-current assets reflect the following:

Dollars in thousands
Fair value adjustment to rig material and supplies	$(6,845)
Net change in rig materials and supplies	$(6,845)

Dollars in thousands
Fair value adjustment to investment in non-consolidated subsidiaries	$2,290
Fair value adjustment to long-term notes receivable	(272)
Elimination of capitalized mobilization costs	(857)
Elimination of long-term other deferred charges	(617)
Net change in other non-current assets	$544

(21)	Changes in accrued liabilities due to the adoption of fresh start accounting include the following:

Dollars in thousands
Elimination of deferred rent	$(1,100)
Elimination of deferred revenue	(2,768)
Net change in accrued liabilities	$(3,868)

(22)	Changes in other long-term liabilities reflects the elimination of deferred revenue due to the adoption of fresh start accounting.

(23)	Changes reflect the cumulative impact of fresh start accounting adjustments discussed above and the elimination of Predecessor accumulated other comprehensive loss and Predecessor accumulated deficit.
Note 4 - Property, Plant, and Equipment
The components of our property, plant, and equipment balance are as follows:

	Successor	Predecessor
Dollars in Thousands	December 31, 2019	December 31, 2018
Property, plant, and equipment, at cost:
Drilling equipment	$139,722	$720,037
Rental tools	164,592	581,107
Building, land and improvements	25,636	58,193
Other	15,902	115,977
Construction in progress	10,078	10,855
Total property, plant, and equipment, at cost	355,930	1,486,169
Accumulated depreciation	(56,162)	(951,798)
Property, plant, and equipment, net	$299,768	$534,371

Depreciation expense related to property, plant, and equipment is presented below:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
Dollars in thousands	2019	2019	2018
Depreciation expense	$57,174	$24,525	$105,239

Loss on impairment
There was no loss on impairment for the nine months ended December 31, 2019, or the three months ended March 31, 2019. Loss on impairment was $50.7 million for the year ended December 31, 2018. During the third quarter of 2018, we noted that historically, our barge rig utilization has trended closely with oil prices in periods of both decline and recovery. Management determined the divergence between oil prices and utilization for our Gulf of Mexico inland barge and international barge asset groups necessitated performance of a recoverability analysis for these two asset groups. Average quarterly oil prices have increased sequentially beginning in the third quarter of 2017, reaching an average quarterly 3-year high in the third quarter of 2018, while our utilization remained flat for the nine months ending September 30, 2018, as compared to the year ended December 31, 2018.
Based upon our recoverability analysis, where the carrying values exceeded both estimated future undiscounted cash flows and a subsequent aggregate fair value determination based upon a cost approach method, we determined the Gulf of Mexico inland barge and international barge asset groups were impaired. The significant unobservable inputs to the cost approach method included replacement costs and remaining economic life. See also Note 9 - Fair Value Measurements.
We estimated the fair values to be $19.7 million and $3.4 million for the Gulf of Mexico inland barge asset group and the international barge asset group, respectively for the year ended December 31, 2018. We recognized a pretax impairment loss of approximately $44.0 million in total, or $34.2 million and $9.8 million for the Gulf of Mexico inland barge asset group and the international barge asset group, respectively, for the year ended December 31, 2018. The Gulf of Mexico inland barge asset group is reported as part of the U.S. (lower 48) drilling segment and the international barge asset group is reported as part of the International & Alaska drilling segment.
Gain (loss) on disposition of assets, net
During the normal course of operations, we periodically sell equipment deemed excess, obsolete, or not currently required for operations. Net gains recorded on asset disposition were $0.2 million and $0.4 million for the nine months ended December 31, 2019, and the three months ended March 31, 2019, respectively, and a net loss of $1.7 million for the year ended December 31,

2018. The net gains for 2019 were primarily related to disposal of equipment deemed to be excess, obsolete, or not currently required for operations. The net loss for 2018 was primarily related to equipment that was deemed obsolete in the International & Alaska drilling segment and U.S. rental tools segment.
Note 5 - Intangible Assets
Intangible assets consist of the following:

		Successor
		Balance at December 31, 2019
Dollars in thousands	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3	$16,300	$(4,075)	$12,225
Trade names	5	1,500	(225)	1,275
Developed technology	6	200	(25)	175
Total intangible assets		$18,000	$(4,325)	$13,675
Amortization expense related to intangible assets is presented below:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
Dollars in thousands	2019	2019	2018
Amortization expense	$4,325	$577	$2,306

Our remaining intangibles amortization expense for the next five years is presented below:

Dollars in thousands	Expected future intangible amortization expense
2020	$5,766
2021	$5,766
2022	$1,693
2023	$333
Beyond 2023	$117

Note 6 - Operating Leases
We adopted the Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”) effective January 1, 2019. As lessee, our leasing activities primarily consist of operating leases for administrative offices, warehouses, oilfield services equipment, office equipment, computers and other items. Our leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 1 year.
We elected the following package of practical expedients permitted under the transition guidance:

•
an election to adopt the modified retrospective transition method applied at the beginning of the period of adoption, which does not require a restatement of the prior period. Accordingly, no cumulative-effect adjustment to retained earnings was made.

•
an election not to apply the recognition requirements in Topic 842 to short-term leases (initial lease term of 12 months or less) and recognize lease payments in the consolidated statement of operations. Short-term leases have not been recorded on the balance sheet.

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
We determine whether a contract is or contains a lease at its inception. Topic 842 requires lessees to recognize operating lease right-of-use assets and operating lease liabilities on the balance sheet. An operating lease right-of-use asset represents our right to use an underlying asset for the lease term and an operating lease liability represents our obligation to make lease payments arising from the lease. An operating lease right-of-use asset and operating lease liability are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease right-of-use assets also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. The adoption of this standard resulted in the recording of operating lease right-of-use assets and operating lease liabilities of approximately $21.0 million as of January 1, 2019.
Supplemental lease information related to our operating leases as of December 31, 2019 is shown below:

Successor
Dollars in thousands	December 31, 2019
Operating lease right-of-use assets (1)	$28,955

Operating lease liabilities - current (2)	9,946
Operating lease liabilities - noncurrent (3)	18,979
Total operating lease liabilities	$28,925

Weighted average remaining lease term (in years)	8
Weighted average discount rate	8.5%

(1)	This amount is included in other non-current assets in our consolidated balance sheet.

(2)	This amount is included in accounts payable and accrued liabilities in our consolidated balance sheet.

(3)	This amount is included in other long-term liabilities in our consolidated balance sheet.
Supplemental cash flow information related to leases are as follow:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,
Dollars in thousands	2019	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$7,969	$2,967
Operating lease right-of-use assets obtained in exchange for lease obligations	$14,852	$238

Maturities of operating lease liabilities as of December 31, 2019 were as follows:

Successor
Dollars in thousands	Operating Leases
2020	$10,375
2021	6,704
2022	3,823
2023	3,045
2024	2,017
Beyond 2024	15,372
Total undiscounted lease liability	41,336
Imputed interest	(12,411)
Total operating lease liabilities	$28,925

Future minimum operating lease payments as of December 31, 2018 were as follows:

Predecessor
Dollars in thousands	Operating Leases
2019	$10,722
2020	7,887
2021	4,193
2022	1,968
2023	1,540
Beyond 2023	636
Total lease payments	$26,946

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Expenses for operating leases are shown below:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,
Dollars in thousands	2019	2019
Operating lease expense	$8,408	$3,074
Short-term lease expense	1,938	492
Variable lease expense	5,347	1,778
Total lease expense	$15,693	$5,344

As of December 31, 2019, we had $1.6 million of additional operating leases that have not yet commenced, primarily for administrative offices and warehouses. These leases will commence in 2020 with lease terms of approximately 2 years.

Note 7 - Supplementary Accrued Liabilities Information
The significant components of accrued liabilities on our consolidated balance sheets as of December 31, 2019 and 2018 are presented below:

	Successor	Predecessor
Dollars in Thousands	December 31, 2019	December 31, 2018
Accrued payroll & related benefits	$30,791	$20,736
Operating lease liabilities - current	9,946	—
Accrued professional fees & other	8,776	9,578
Accrued interest expense	4,977	32
Deferred mobilization fees	1,858	4,082
Workers’ compensation liabilities, net	1,606	957
Total accrued liabilities	$57,954	$35,385

Note 8 - Debt
The following table illustrates the Company’s debt portfolio as of December 31, 2019 and December 31, 2018:

	Successor	Predecessor
Dollars in thousands	December 31, 2019	December 31, 2018
Successor credit facility	$—	$—
Successor term loan, due March 2024	177,937	—
Predecessor 6.75% senior notes, due July 2022	—	360,000
Predecessor 7.50% senior notes, due August 2020	—	225,000
Predecessor 2015 secured credit agreement	—	—
Total debt	$177,937	$585,000

Successor Credit Facility
On March 26, 2019, pursuant to the terms of the Plan, we and certain of our subsidiaries, entered into a credit agreement with the lenders party thereto (the “Credit Facility Lenders”), Bank of America, N.A., as administrative agent and Bank of America, N.A. and Deutsche Bank Securities Inc. as joint lead arrangers and joint bookrunners, providing for a revolving credit facility (as amended and restated by the Amended and Restated Credit Agreement (as defined below), the “Credit Facility”) with initial aggregate commitments in the amount of $50.0 million, guaranteed by certain of our subsidiaries. Availability under the Credit Facility is subject to a monthly borrowing base calculation and, prior to the Amended and Restated Credit Agreement, was based on eligible domestic rental equipment and eligible domestic accounts receivable. The Credit Facility provides for a $30.0 million sublimit of the aggregate commitments that is available for the issuance of letters of credit. Prior to the Amended and Restated Credit Agreement, the Credit Facility required us to maintain minimum liquidity of $25.0 million, defined as cash in our liquidity account not to exceed $10.0 million and availability under the borrowing base, allowed for an increase to the aggregate commitments by up to an additional $75.0 million, subject to certain conditions, matured on March 26, 2023, and bore interest either at a rate equal to:

•	LIBOR plus an applicable margin that varies from 2.25 percent to 2.75 percent per annum or

•	a base rate plus an applicable margin that varies from 1.25 percent to 1.75 percent per annum.
Prior to the Amended and Restated Credit Agreement, we were required to pay a commitment fee of 0.5 percent per annum on the actual daily unused portion of the current aggregate commitments under the Credit Facility. We are required to pay customary letter of credit and fronting fees under the Credit Facility.
The Credit Facility also contains customary affirmative and negative covenants, including, among other things, as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual consolidated financial statements and monthly borrowing base certificates, conduct of business, maintenance of property, maintenance of insurance, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments, and other customary covenants. Additionally, the Credit Facility contains customary events of default and remedies for credit facilities of this nature. If we do not comply with the financial and other covenants in the Credit Facility, the Credit Facility Lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Credit Facility, and any outstanding unfunded commitments may be terminated. As of December 31, 2019, we were in compliance with all the financial covenants under the Credit Facility.
On October 8, 2019, we entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”), which amended and restated the Credit Facility. As a result of the Amended and Restated Credit Agreement:

(1)	the Credit Facility matures on October 8, 2024, subject to certain restrictions, including the refinancing of the Company’s Term Loan Agreement (as defined below),

(2)	our annual borrowing costs under the Credit Facility are lowered by reducing

•	the interest rate to (a) LIBOR plus a range of 1.75 percent to 2.25 percent (based on availability) or (b) a base rate plus a range of 0.75 percent to 1.25 percent (based on availability), and

•	the unused commitment fee to a range of 0.25 percent to 0.375 percent (based on utilization),

(3)	a $25 million liquidity covenant was replaced with a minimum fixed charge coverage ratio requirement of 1.0x when excess availability is less than the greater of

•	20.0 percent of the lesser of commitments and the borrowing base and

•	$10.0 million,

(4)	an additional borrower was allowed to be included in the borrowing base upon completion of a field examination,

(5)
the calculation of the borrowing base was revised by, among other things, excluding eligible domestic rental equipment and including 90 percent of investment grade eligible domestic accounts receivable,

(6)	the Company was allowed to grant a second priority lien on non-working capital assets in the event of a refinancing of the Term Loan Agreement,

(7)	the amount allowed for an increase to the aggregate commitments was reduced from $75.0 million to $50.0 million, and

(8)	we were permitted to make a voluntary prepayment of $35.0 million on our Term Loan on September 20, 2019 without such prepayment being included in the calculation of our fixed charge coverage ratio.
As of December 31, 2019, the borrowing base availability under the Credit Facility was $40.2 million, which was further reduced by $9.3 million in supporting letters of credit outstanding, resulting in availability under the Credit Facility of $30.9 million. As of December 31, 2019, debt issuance costs of $1.5 million ($1.3 million, net of amortization) are being amortized over the term of the Credit Facility on a straight-line basis.
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
On September 20, 2019, we made a voluntary prepayment on the Term Loan of $35.0 million in principal, plus $1.0 million in interest associated with the principal payment. Since the prepayment occurred within the first six months from the closing date, no premium was applicable on the prepayment. As of December 31, 2019, the Term Loan balance was $177.9 million.

The Term Loan is subject to mandatory prepayments and customary reinvestment rights. The mandatory prepayments include prepayment requirements with respect to a change of control, asset sales and debt issuances, in each case subject to certain exceptions or conditions. The Term Loan Agreement also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual financial statements, conduct of business, maintenance of property, maintenance of insurance, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. Additionally, the Term Loan Agreement contains customary events of default and remedies for facilities of this nature. If we do not comply with the covenants in the Term Loan Agreement, the Term Loan Lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Term Loan Agreement. As of December 31, 2019, we were in compliance with all the financial covenants under the Term Loan Agreement.
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
Supplemental cash flow information related to interest paid is as follow:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
Dollars in thousands	2019	2019	2018
Interest paid	$12,199	$184	$41,175

Note 9 - Fair Value Measurements
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
When multiple input levels are required for a valuation, we categorize the entire fair value measurement according to the lowest level of input that is significant to the entire measurement even though we may also have utilized significant inputs that are more readily observable. The amounts reported in our consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value.
Fair value of our Term Loan is determined using Level 2 inputs. The Level 2 fair value was determined using a market approach by comparing secured debt of other companies in our industry that have a similar credit rating and debt amount. Fair value of our 6.75% Notes and 7.50% Notes was determined using Level 2 inputs.

Fair values and related carrying values of our debt instruments were as follows:

	Successor		Predecessor
	December 31, 2019		December 31, 2018
Dollars in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Successor term loan, due March 2024	$177,937	$194,712	$—	$—
Predecessor 6.75% senior notes, due July 2022	—	—	360,000	180,000
Predecessor 7.50% senior notes, due August 2020	—	—	225,000	117,000
Total	$177,937	$194,712	$585,000	$297,000

In 2018, Property, Plant, and Equipment for the Gulf of Mexico inland barge and international barge asset groups were impaired and written down to their estimated fair values. The estimated fair value was determined using Level 3 inputs. See Note 4 - Property, Plant, and Equipment for further details.
Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. There were no transfers between levels of the fair value hierarchy or any changes in the valuation techniques used during the year ended December 31, 2019.
Note 10 - Income Taxes
Income (loss) before income taxes is summarized below:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
Dollars in thousands	2019	2019	2018
United States	$(3,342)	$16,785	$(145,954)
Foreign	20,946	(106,377)	(11,947)
Income (loss) before income taxes	$17,604	$(89,592)	$(157,901)

Income tax expense
Income tax expense (benefit) is summarized as follows:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
Dollars in thousands	2019	2019	2018
Federal	$(2,503)	$(364)	$(14)
State	136	50	229
Foreign	7,557	2,655	8,010
Total current tax expense	5,190	2,341	8,225
Federal	5,163	—	—
State	635	—	—
Foreign	107	(1,685)	(429)
Total deferred tax expense (benefit)	5,905	(1,685)	(429)
Total income tax expense	$11,095	$656	$7,796

Effective tax rate	63.0%	(0.7)%	(4.9)%

Effective tax rate

The Company’s effective tax rate differs from the amount that would be computed by applying the U.S federal income tax rate of 21% to pre-tax income as a result of the following:

	Successor		Predecessor
	Nine Months Ended December 31,		Three Months Ended March 31,		Year Ended December 31,
	2019		2019		2018
Dollars in thousands	Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income
Income tax expense (benefit) at U.S. statutory rate	$3,696	21.0%	$(18,814)	21.0%	$(33,160)	21.0%
Foreign taxes	565	3.2%	1,809	(2.0)%	7,321	(4.6)%
Tax effect different from statutory rates	472	2.7%	11,125	(12.4)%	(68)	—%
State taxes, net of federal benefit	305	1.7%	5,036	(5.6)%	(2,552)	1.6%
Change in valuation allowance	3,706	21.1%	(98,856)	110.3%	28,353	(18.0)%
Uncertain tax positions	(2,056)	(11.7)%	(940)	1.1%	(221)	0.1%
Permanent differences	421	2.4%	20,543	(22.9)%	8,008	(5.1)%
Prior year adjustments	(331)	(1.9)%	4,535	(5.1)%	50	—%
Expiration/write-off of deferred tax assets	4,217	23.9%	76,034	(84.9)%	—	—%
Other	100	0.6%	184	(0.2)%	65	0.1%
Income tax expense	$11,095	63.0%	$656	(0.7)%	$7,796	(4.9)%

Supplemental cash flow information related to income taxes paid (net of refunds) are as follow:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
Dollars in thousands	2019	2019	2018
Income taxes paid (net of refunds)	$8,161	$1,421	$7,373

Deferred tax assets and deferred tax liabilities consisted of:

	Successor	Predecessor
	Year Ended December 31,	Year Ended December 31,
Dollars in thousands	2019	2018
Federal net operating loss (“NOL”) carryforwards	$39,636	$109,002
State NOL carryforwards	5,165	13,168
Property, plant, and equipment	8,458	—
Excess interest	—	6,230
Other state deferred tax asset, net	1,149	1,201
Foreign tax credits	—	46,913
FIN 48	126	887
Foreign tax	45,026	40,190
Accruals not currently deductible for tax purposes	1,990	3,119
Deferred compensation	1,107	816
Other	377	1,297
Total deferred tax assets	103,034	222,823
Valuation allowance	(91,117)	(186,267)
Total deferred tax assets, net of valuation allowance	11,917	36,556
Property, plant, and equipment	(9,353)	(28,440)
Foreign taxes	(942)	(510)
Other state deferred tax liability, net	(2,236)	(5,096)
Intangibles	(1,972)	(877)
Total deferred tax liabilities	(14,503)	(34,923)
Net deferred tax asset (liability)	$(2,586)	$1,633

As part of the process of preparing the consolidated financial statements, the Company is required to determine its provision for income taxes. This process involves measuring temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. These differences and the NOL and tax credit carryforwards result in deferred tax assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of appropriate character in each taxing jurisdiction during the periods in which those temporary differences become deductible. Management considers the weight of available evidence, both positive and negative, including the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. To the extent the Company believes that it does not meet the test that recovery is more likely than not, it establishes a valuation allowance. To the extent that the Company establishes a valuation allowance or changes this allowance in a period, it adjusts the tax provision or tax benefit in the consolidated statement of operations. We use our judgment in determining provisions or benefits for income taxes, and any valuation allowance recorded against previously established deferred tax assets. We have measured the value of our deferred tax assets for the year ended December 31, 2019 based on the cumulative weight of positive and negative evidence that exists as of the date of the consolidated financial statements. Should the cumulative weight of all available positive and negative evidence change in the forecast period, the expectation of realization of deferred tax assets existing as of December 31, 2019 and prospectively may change.
The Company has evaluated the impact of the reorganization, described in Note 2 - Chapter 11 Emergence, including the change in control, resulting from its emergence from bankruptcy. The Company estimates that the Successor Company will fully absorb the cancellation of debt income (“COD”) income, approximately $191.8 million, realized by the Predecessor in connection with the reorganization with its net operating losses and capital losses. The remaining NOL carryforward is limited under Internal Revenue Code (“IRC”) section 382 due to the change in control annual limitation, estimated to be $6.9 million for U.S. tax purposes. The deferred tax assets associated with foreign tax credits, NOL and capital loss carryforwards (federal and state) expected to expire due to section 382 annual limitations was written off as of December 31, 2019, and the remaining federal NOL balance at December 31, 2019 is $170.6 million. It is more likely than not that the Successor will not realize future income tax benefits related to its remaining U.S. net deferred tax asset based on historical results and expected market conditions known on the date of measurement, and the Company has therefore maintained a full valuation allowance against the remaining U.S. net deferred tax asset. This is periodically reassessed and could change in the future.
In our valuation allowance, there was an increase of $3.7 million for the nine months ended December 31, 2019, primarily related to incremental U.S. and certain foreign net operating losses and other deferred tax assets. There was a decrease of $98.9 million for the three months ended March 31, 2019, primarily related to the utilization of NOL carryforwards to absorb COD income and the write-off of NOLs due to the Section 382 annual limitation (which required a corresponding reduction to the valuation allowance). In our valuation allowance there was an increase of $28.4 million for the year ended December 31, 2018 primarily related to U.S. and certain foreign net operating losses and other deferred tax assets.
As of December 31, 2019, the Company has permanently reinvested accumulated undistributed earnings of foreign subsidiaries and, therefore, has not recorded a deferred tax liability related to subject earnings. Upon distribution of additional earnings in the form of dividends or otherwise, we could be subject to income taxes and withholding taxes. It is not practicable to determine precisely the amount of taxes that may be payable on the eventual remittance of these earnings due to many factors, including application of foreign tax credits, levels of accumulated earnings and profits at the time of remittance, and the sources of earnings remitted. The Company generally does not provide for taxes related to its undistributed earnings because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested. Taxes that would be incurred if the undistributed earnings of other subsidiaries were distributed to their ultimate parent company would not be material.
Uncertain tax positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Dollars in thousands
Balance at January 1, 2019 (Predecessor)	$(5,728)
Additions based on tax position taken during a prior period	(148)
Additions based on tax positions taken during the current period	(158)
Reductions related to a lapse of applicable statute of limitations	1,141
Balance at March 31, 2019 (Predecessor)	(4,893)

Additions based on tax positions taken during a prior period	(252)
Additions based on tax positions taken during the current period	(492)
Reductions based on tax positions taken during a prior period	9
Reductions related to settlement of tax matters	310
Reductions related to a lapse of applicable statute of limitations	1,668
Balance at December 31, 2019 (Successor)	$(3,650)

In many cases, our uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2019:

Canada	2016-present
Kazakhstan	2008-present
Mexico	2015-present
Russia	2015-present
United States — Federal	2008-present
United Kingdom	2017-present

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

	Successor	Predecessor
Dollars in thousands	December 31, 2019	December 31, 2018
Liability for unrecognized tax benefits (1)	$3,650	$5,728
Accrued interest related to uncertain tax positions	$600	$833
Penalties related to uncertain tax positions	$791	$1,273

(1)	Our effective tax rate would be favorably impacted if the liability for unrecognized tax benefits is recognized.
Note 11 - Commitments and Contingencies
Self-Insurance
We are self-insured for certain losses relating to workers’ compensation, employers’ liability, general liability (for onshore liability), protection and indemnity (for offshore liability) and property damage. Our exposure (that is, the retention or deductible) per occurrence is $0.3 million for worker’s compensation and employer’s liability, and $0.5 million for general liability, protection and indemnity and maritime employers’ liability (Jones Act). There is no annual aggregate deductible for protection and indemnity and maritime employers’ liability claims. We also assume retention for foreign casualty exposures of $0.3 million for workers’ compensation, employers’ liability, and $1.0 million for general liability losses. We do not have any deductible for auto liability claims. For all primary insurances mentioned above, the Company has excess coverage for those claims that exceed the retention and annual aggregate deductible. We maintain actuarially-determined accruals in our consolidated balance sheets to cover the self-insurance retentions.
We have self-insured retentions for certain other losses relating to rig, equipment, property, business interruption and political, war, and terrorism risks which vary according to the type of rig and line of coverage. Political risk insurance is procured for international operations. However, this coverage may not adequately protect us against liability from all potential consequences.
Our gross self-insurance accruals for workers’ compensation, employers’ liability, general liability, protection and indemnity and maritime employers’ liability and the related insurance recoveries/receivables were as follows:

	Successor	Predecessor
Dollars in thousands	December 31, 2019	December 31, 2018
Gross self-insurance accruals	$4,345	$2,397
Insurance recoveries/receivables	$3,621	$1,636

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
Note 12 - Stock-Based Compensation
Predecessor Stock Plan

Stock-based compensation awards were granted to employees under the Predecessor’s 2010 Long-Term Incentive Plan, as amended and restated as of May 10, 2016 (the “Predecessor Stock Plan”). The Predecessor Stock Plan authorized the compensation committee or the board of directors to issue stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other types of awards in cash or stock to key employees, consultants, and directors. The maximum number of shares of Predecessor Common Stock that may be delivered pursuant to the awards was 1,120,000. As of March 26, 2019, all unvested Predecessor stock-based awards were canceled.
Successor Stock Plan
Stock-based compensation awards were granted to employees under the Successor’s 2019 Long-Term Incentive Plan as of March 26, 2019 (the “Successor Stock Plan”). The Successor Stock Plan authorizes the compensation committee or the board of directors to issue stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards, and other types of awards in cash or stock to key employees, consultants, and directors. The maximum number of shares of Successor Common Stock that may be delivered pursuant to the awards granted was 1,487,905. As of December 31, 2019, there were 841,408 shares remaining under the Successor Stock Plan.
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

1.
Restricted stock units are service-based awards and entitle a grantee to receive a share of common stock on a specified vesting date. The grant-date fair market value of unvested units is determined based on the closing trading price of the Company’s shares on the grant date. These awards vest when earned at the end of the service or performance period which is generally 1 to 3 years. These awards are expensed ratably over the applicable vesting period and are settled in shares of our common stock upon vesting. These awards are considered equity awards.

2.
Time-based phantom stock units are service-based awards and represent the equivalent of one share of common stock as of the grant date. The value of these awards is based on the common stock price. These awards vest when earned at the end of the service period which is generally 1 to 3 years. These awards are expensed ratably over the applicable vesting period and are settled in cash upon vesting. These awards are classified as liability awards.

3.
Performance cash units are performance-based awards that contain payout conditions which are based on our performance against a group of selected peer companies with regard to relative return on capital employed over a three-year performance period. Each unit has a nominal value of $100.0. A maximum of 200.0 percent of the number of units granted may be earned if performance at the maximum level is achieved. These awards vest to the extent earned at the end of a three-year graded service period. These awards are expensed ratably over the applicable vesting period and are settled in cash upon vesting. These awards are classified as liability awards.

4.
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

5.
Stock options are service-based awards and entitle a grantee the right to buy a share of common stock at a fixed price on a specified vesting date. The grant-date fair value of unvested units is determined using the Black-Scholes option pricing model. These awards vest to the extent earned at the end of a three-year graded service period and expire 10 years from the grant date. These awards are expensed ratably over the applicable vesting period and are settled in shares of our common stock upon vesting. These awards are considered equity awards.

Restricted Stock Units
The following table presents restricted stock units activity:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2018 (Predecessor)	302,338	$27.10
Granted	107,863	$12.51
Vested	(156,524)	$29.87
Forfeited	(18,079)	$23.82
Unvested at January 1, 2019 (Predecessor)	235,598	$18.84
Vested	(556)	$20.75
Canceled	(235,042)	$18.80
Unvested at March 31, 2019 (Predecessor)	—	$—

Granted	496,569	$21.58
Vested	(49,407)	$19.45
Forfeited	(148,222)	$23.00
Unvested at December 31, 2019 (Successor)	298,940	$20.97
The following table presents total expense recognized and value of the units vested:

	Successor	Predecessor
Dollars in Thousands except units issued	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
	2019	2019	2018
Total expense (gain)	$2,938	$1,512	$2,833
Total value of the units vested	$961	$12	$4,675

Total unrecognized compensation cost related to unamortized units was $4.1 million as of December 31, 2019. The remaining unrecognized compensation cost related to non-vested units will be amortized over a weighted-average vesting period of approximately 27 months.
Time-based Phantom Stock Units
The following table presents time-based phantom stock units activity:

Time-based Phantom Stock Units
Unvested at January 1, 2018 (Predecessor)	68,759
Granted	106,530
Vested	(28,387)
Forfeited	(4,117)
Unvested at January 1, 2019 (Predecessor)	142,785
Canceled	(142,785)
Unvested at March 31, 2019 (Predecessor)	—

Granted	248,022
Unvested at December 31, 2019 (Successor)	248,022

The following table presents total expense recognized:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
Dollars in Thousands except units issued	2019	2019	2018
Total expense (gain)	$581	$(29)	$(261)

Performance Cash Units
The following table presents performance cash units activity:

Performance Cash Units
Unvested at January 1, 2018 (Predecessor)	23,021
Granted	16,149
Vested	(10,771)
Forfeited	(791)
Unvested at January 1, 2019 (Predecessor)	27,608
Vested	(27,608)
Unvested at March 31, 2019 (Predecessor)	—

Unvested at December 31, 2019 (Successor)	—

The following table presents total expense recognized:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
Dollars in Thousands except units issued	2019	2019	2018
Total expense (gain)	$—	358	$161

Performance-based Phantom Stock Units
The following table presents performance-based phantom stock units activity:

Performance-based Phantom Stock Units
Unvested at January 1, 2018 (Predecessor)	87,395
Granted	107,645
Vested	(48,937)
Forfeited	(3,778)
Unvested at January 1, 2019 (Predecessor)	142,325
Canceled	(142,325)
Unvested at March 31, 2019 (Predecessor)	—

Unvested at December 31, 2019 (Successor)	—

The following table presents total expense recognized:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
Dollars in Thousands except units issued	2019	2019	2018
Total expense (gain)	$—	$3	$(600)

Stock Options

The value of stock option awards is determined using the Black-Scholes option pricing model with following assumptions:

Risk-free interest rate (U.S. Treasury yield curve)	2.2%
Expected dividend yield	—%
Expected volatility	51.5%
Expected term (in years)	6

The following table presents stock options activity:

	Stock Options	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding at April 1, 2019 (Successor)	—	$—	$—	—	$—
Granted	520,483	$11.06	$23.00	8.7	$—
Exercised	—	$—	$—	—	$—
Forfeited	(222,333)	$11.65	$23.00	9.2	$—
Outstanding at December 31, 2019 (Successor)	298,150	$10.63	$23.00	8.4	$—

Exercisable at December 31, 2019 (Successor)	74,111	$7.54	$23.00	4.2	$—

(1)
Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal year-end date.

The following tables presents total expense recognized and value of the units vested:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,
Dollars in Thousands except units issued	2019	2019
Total expense (gain)	$1,753	$—
Total value of the units vested	$559	$—

Total unrecognized compensation cost related to unamortized units was $1.3 million as of December 31, 2019. The remaining unrecognized compensation cost related to non-vested units will be amortized over a weighted-average vesting period of approximately 27 months.
Note 13 - Stockholders' Equity
Predecessor Dividends
On February 28, 2018, the Company declared a cash dividend of $1.8125 per share of our Predecessor Preferred Stock for the period beginning on December 31, 2017 and ending on March 30, 2018, which was paid on April 2, 2018 to holders of record of the Predecessor Preferred Stock as of March 15, 2018. On May 10, 2018, the Company declared a cash dividend of $1.8125 per share of our Predecessor Preferred Stock for the period beginning on March 31, 2018 and ending on June 29, 2018, which was paid on July 2, 2018 to holders of record of the Predecessor Preferred Stock as of June 15, 2018. On August 23, 2018, the Company declared a cash dividend of $1.8125 per share of our Predecessor Preferred Stock for the period beginning on June 30, 2018 and ending on September 29, 2018, which was paid on September 28, 2018 to holders of record of the Predecessor Preferred Stock as of September 15, 2018.
Stock Splits
On January 9, 2020, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the holders of a majority of the Company’s issued and outstanding shares of common stock entitled to vote approved amendments to the Company’s certificate of incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of the Company’s common stock (the “Reverse Stock Split”), followed immediately by a forward stock split of the Company’s common stock (the “Forward Stock Split,” and together with the Reverse Stock Split, the “Stock Splits”), at a ratio (i) not less than 1-for-5 and not greater than 1-for-100, in the case of the Reverse Stock Split, and (ii) not less than 5-for-1 and not greater than 100-for-1, in the case of the Forward Stock Split. If the Stock Splits are effectuated, then as a result of the Stock Splits, a stockholder owning immediately prior to the effective time of the Reverse Stock Split fewer than a minimum number of shares, which, depending on the stock split ratios chosen by the Board, would be between 5 and 100, would be paid $30.00, without interest, for each share of common stock held by such holder immediately prior to the effective time. Cashed out stockholders would no longer be stockholders of the Company. On January 29, 2019, in connection with the anticipated Stock Splits, the Company filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to voluntarily delist its common stock from trading on the New York Stock Exchange (“NYSE”) and to deregister its common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The delisting occurred ten calendar days after the filing of the Form 25 so that trading was suspended on February 10, 2020, prior to the market opening. Following the delisting, the Company’s Board has continued to evaluate updated ownership data to ascertain the aggregate costs within the ranges of stock split ratios that the Company’s stockholders approved at the Special Meeting. Based upon this analysis, the Board will continue to consider the appropriate ratio to effectuate the Stock Splits. As previously disclosed, the Board, at its sole discretion, may elect to abandon the Stock Splits and the overall deregistration process for any reason, including if it determines that effectuating the Stock Splits would be too costly. Assuming the Board determines to proceed with the Stock Splits and the overall deregistration process, the Company will file with the State of Delaware certificates of amendment to the Company’s Certificate of Incorporation to effectuate the Stock Splits. Following the effectiveness of the Stock Splits, the Company will file a Form 15 with the SEC certifying that it has less than 300 stockholders, which will terminate the registration of the Company’s common stock under Section 12(g) of the Exchange Act. As a result, the Company would cease to file annual, quarterly, current, and other reports and documents with the SEC, and stockholders will cease to receive annual reports and proxy statements. Even if the Company effectuates the Stock Splits and terminates its registration under Section 12(g) of the Exchange Act, the Company intends to continue to prepare audited annual and unaudited quarterly financial statements and to make such information available to its stockholders on a voluntary basis. However, the Company would not be required to do so by law and there is no assurance that even if the Company did make such information available that it would continue to do so in the future.
Note 14 - Earnings (Loss) Per Share (EPS)
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

The following table represents the computation of earnings per share:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
Dollars in thousands, except per share amounts	2019	2019	2018
Basic EPS
Numerator
Net income (loss) available to common stockholders (numerator)	$6,509	$(90,248)	$(168,416)
Denominator
Weighted average shares outstanding	15,044,919	9,368,322	9,311,722
Number of shares used for basic EPS computation	15,044,919	9,368,322	9,311,722
Basic earnings (loss) per common share	$0.43	$(9.63)	$(18.09)

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
Dollars in thousands, except per share amounts	2019	2019	2018
Diluted EPS
Numerator
Net income (loss) available to common stockholders (numerator)	$6,509	$(90,248)	$(168,416)
Denominator
Number of shares used for basic EPS computation	15,044,919	9,368,322	9,311,722
Successor unvested restricted stock units	15,446	—	—
Successor unvested stock options	—	—	—
Successor warrants	—	—	—
Predecessor preferred stock	—	—	—
Number of shares used for diluted EPS computation	15,060,365	9,368,322	9,311,722
Diluted earnings (loss) per common share	$0.43	$(9.63)	$(18.09)

The following shares were excluded from the computation of diluted EPS as such shares would be anti-dilutive:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
	2019	2019	2018
Successor unvested restricted stock units	283,494	—	—
Successor outstanding stock options	298,150	—	—
Successor warrants	2,580,182	—	—
Predecessor preferred stock	—	1,587,300	1,587,300

Note 15 - Revenue
The following table shows the Company’s revenues by type:

	Successor	Predecessor
Dollars in thousands	Nine Months Ended December 31,	Three Months Ended March 31,
	2019	2019
Lease revenue	$174,074	$42,041
Service revenue	298,321	115,356
Total revenues	$472,395	$157,397

Our business is comprised of two business lines: (1) rental tools services and (2) drilling services. See Note 17 - Reportable Segments for further details on these business lines and revenue disaggregation amounts.
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
Reimbursable revenues during the period were as follows:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
Dollars in thousands	2019	2019	2018
Reimbursable revenue	$70,174	$28,541	$54,620

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
Capitalized mobilization costs were as follows:

	Successor	Predecessor
Dollars in thousands	December 31, 2019	December 31, 2018
Capitalized mobilization costs	$5,376	$5,343

There was no impairment loss in relation to capitalized costs. Amortization of these capitalized mobilization costs were as follows:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
Dollars in thousands	2019	2019	2018
Amortization of capitalized mobilization costs	$1,541	$3,066	$6,648

Demobilization Costs
These costs are incurred for the demobilization of rigs at contract completion and are recognized as incurred during the demobilization process.
Capital Modification Costs
These costs are incurred for rig modifications or upgrades required for a contract, which are considered to be capital improvements, are capitalized as property, plant, and equipment and depreciated over the estimated useful life of the improvement.
Contract Liabilities
The following table provides information about contract liabilities from contracts with customers:

	Successor	Predecessor
Dollars in thousands	December 31, 2019	December 31, 2018
Contract liabilities - current (Deferred revenue) (1)	$1,920	$4,081
Contract liabilities - noncurrent (Deferred revenue) (1)	531	2,441
Total contract liabilities	$2,451	$6,522

(1)
Contract liabilities - current and contract liabilities - noncurrent are included in accrued liabilities and other long-term liabilities, respectively, in our consolidated balance sheet as of December 31, 2019 and December 31, 2018.

Contract liabilities relate to mobilization revenues and capital modification revenues, where, we have unconditional right to cash or cash has been received but performance obligations have not been fulfilled. These liabilities are reduced and revenue is recognized as performance obligations are fulfilled.
Significant changes to contract liabilities balances during the nine months ended December 31, 2019 are shown below:

Dollars in thousands	Contract Liabilities
Balance at December 31, 2018 (Predecessor)	$6,522
Decrease due to recognition of revenue	(1,451)
Increase to deferred revenue during current period	1,635
Elimination of deferred revenue due to the adoption of fresh start accounting	(3,634)
Balance at March 31, 2019 (Predecessor)	3,072

Decrease due to recognition of revenue	(7,198)
Increase to deferred revenue during current period	6,577
Balance at December 31, 2019 (Successor)	$2,451

Transaction Price Allocated to the Remaining Performance Obligations
The following table includes revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Successor
	Balance at December 31, 2019
Dollars in thousands	2020	2021	2022	Beyond 2022	Total
Deferred lease revenue	$—	—	—	—	$—
Deferred service revenue	$1,920	531	—	—	$2,451

The revenues included above consist of mobilization and capital modification revenues for both wholly and partially unsatisfied performance obligations, which have been estimated for purposes of allocating across the entire corresponding performance obligations. The amounts are derived from the specific terms within contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at December 31, 2019. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in FASB ASC Topic No. 606-10-50-14A(b) and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts.
Note 16 - Employee Benefit Plan
The Company sponsors a defined contribution 401(k) plan (the “401(k) Plan”) in which substantially all U.S. employees are eligible to participate. During 2019 and 2018 the Company matched 25.0 percent of each participant’s pre-tax contributions in an amount not exceeding 6.0 percent of the participant’s compensation, up to the maximum amount of contributions allowed by law. Starting January 2020, the Company will match 100.0 percent of each participant’s pre-tax contributions in an amount not exceeding 5.0 percent of the participant’s compensation. 401(k) Plan participants hired prior to July 2017 become 100.0 percent vested immediately in the Company’s matching contributions, and 401(k) Plan participants hired after July 2017 become vested on a pro-rata basis over three years.
The costs of matching contributions to the 401(k) Plan were as follows:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
Dollars in thousands	2019	2019	2018
401(k) Plan matching contributions expense	$639	$179	$642

Note 17 - Reportable Segments
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
U.S. Rental Tools

Our U.S. rental tools segment maintains an inventory of rental tools for deepwater drilling, completion, workover, and production applications at facilities in Louisiana, Texas, Wyoming, North Dakota, and West Virginia. We also provide well construction and well intervention services. Our largest single market for rental tools is U.S. land drilling, a cyclical market driven primarily by oil and natural gas prices and our customers’ access to project financing. A portion of our U.S. rental tools business supplies tubular goods and other equipment to offshore GOM customers.
International Rental Tools
Our International rental tools segment maintains an inventory of rental tools and provides well construction, well intervention, and surface and tubular services to our customers in the Middle East, Latin America, Europe, and Asia-Pacific regions.
Drilling Services Business
In our drilling services business, we drill oil, natural gas, and geothermal wells for customers globally. We provide this service with both Company-owned rigs and customer-owned rigs. We refer to the provision of drilling services with customer-owned rigs as our operations and management (“O&M”) service in which our customers own their drilling rigs, but choose Parker to operate and manage the rigs for them. The nature and scope of activities involved in drilling a well is similar whether it is drilled with a Company-owned rig (as part of a traditional drilling contract) or a customer-owned rig (as part of an O&M contract). In addition, we provide project-related services, such as engineering, procurement, project management, commissioning of customer-owned drilling rig projects, operations execution, and quality and safety management. We have extensive experience and expertise in drilling geologically challenging wells and in managing the logistical and technological challenges of operating in remote, harsh, and ecologically sensitive areas.
U.S. (lower 48) Drilling
Our U.S. (lower 48) drilling segment provides drilling services with our GOM barge drilling rig fleet and markets our U.S. (lower 48) based O&M services. We also provide O&M services for a customer-owned rig offshore California. Our GOM barge rigs drill for oil and natural gas in shallow waters in and along the inland waterways and coasts of Louisiana, Alabama, and Texas. The majority of these wells are drilled in shallow water depths ranging from 6 to 12 feet. Our rigs are suitable for a variety of drilling programs, from inland coastal waters requiring shallow draft barges, to open water drilling in both state and federal waters. Contract terms typically consist of well-to-well or multi-well programs, most commonly ranging from 20 to 180 days.
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
We have rigs under contract in Alaska, Kazakhstan, the Kurdistan region of Iraq, Guatemala, Mexico, and on Sakhalin Island, Russia. In addition, we have O&M and ongoing project-related services for customer-owned rigs in Alaska, Kuwait, Canada, Indonesia, and on Sakhalin Island, Russia.

The following table represents the results of operations by reportable segment:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
Dollars in thousands	2019	2019	2018
Revenues: (1)
U.S. rental tools	$144,698	$52,595	$176,531
International rental tools	71,292	21,109	79,150
Total rental tools services	215,990	73,704	255,681
U.S. (lower 48) drilling	36,710	6,627	11,729
International & Alaska drilling	219,695	77,066	213,411
Total drilling services	256,405	83,693	225,140
Total revenues	$472,395	$157,397	$480,821
Operating gross margin: (2)
U.S. rental tools	$38,054	$17,289	$44,512
International rental tools	4,633	(3,581)	(11,684)
Total rental tools services	42,687	13,708	32,828
U.S. (lower 48) drilling	2,189	(1,508)	(15,720)
International & Alaska drilling	11,845	(776)	(21,936)
Total drilling services	14,034	(2,284)	(37,656)
Total operating gross margin	56,721	11,424	(4,828)
General and administrative expense	(17,967)	(8,147)	(24,545)
Loss on impairment	—	—	(50,698)
Gain (loss) on disposition of assets, net	226	384	(1,724)
Pre-petition restructuring charges	—	—	(21,820)
Reorganization items	(1,173)	(92,977)	(9,789)
Total operating income (loss)	37,807	(89,316)	(113,404)
Interest expense	(20,902)	(274)	(42,565)
Interest income	887	8	91
Other	(188)	(10)	(2,023)
Income (loss) before income taxes	$17,604	$(89,592)	$(157,901)

(1)
For the nine months ended December 31, 2019, our largest customer, ENL, constituted approximately 29.3 percent of our total consolidated revenues and approximately 62.9 percent of our International & Alaska drilling segment revenues. Excluding reimbursable revenues of $63.2 million, ENL constituted approximately 18.6 percent of our total consolidated revenues and approximately 48.8 percent of our International & Alaska drilling segment revenues.

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
For the year ended December 31, 2018, our largest customer, ENL, constituted approximately 25.7 percent of our total consolidated revenues and approximately 58.0 percent of our International & Alaska drilling segment revenues. Excluding reimbursable revenues of $47.2 million, ENL constituted approximately 17.9 percent of our total consolidated revenues and approximately 48.0 percent of our International & Alaska drilling segment revenues.

(2)	Operating gross margin is calculated as revenues less direct operating expenses, including depreciation and amortization expense.

Other business segment information
The following table represents capital expenditures and depreciation and amortization by reportable segment:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
Dollars in thousands	2019	2019	2018
Capital expenditures:
U.S. rental tools	$51,539	$4,429	$55,545
International rental tools	9,650	3,166	6,275
U.S. (lower 48) drilling	1,061	395	444
International & Alaska drilling	7,787	1,199	7,444
Corporate	1,070	42	859
Total capital expenditures	$71,107	$9,231	$70,567

Depreciation and amortization: (1)
U.S. rental tools	$30,912	$11,715	$48,167
International rental tools	5,999	4,115	15,548
U.S. (lower 48) drilling	4,424	808	7,758
International & Alaska drilling	20,164	8,464	36,072
Total depreciation and amortization	$61,499	$25,102	$107,545

(1)
For presentation purposes, for the nine months ended December 31, 2019, the three months ended March 31, 2019, and the year ended December 31, 2018, depreciation expense for corporate assets are as follows:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
Dollars in thousands	2019	2019	2018
Depreciation expense for corporate assets	$572	$2,337	$8,441
The following table represents identifiable assets by reportable segment:

	Successor	Predecessor
Dollars in Thousands	December 31, 2019	December 31, 2018
U.S. rental tools	$221,383	$216,123
International rental tools	98,041	146,471
U.S. (lower 48) drilling	27,335	30,283
International & Alaska drilling	255,844	366,856
Total identifiable assets	602,603	759,733
Corporate	80,245	68,681
Total assets	$682,848	$828,414

Geographic information
The following table represents selected geographic information:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
Dollars in Thousands	2019	2019	2018
Revenues:
United States	$204,450	$66,252	$207,612
Russia	138,893	49,388	123,767
EMEA & Asia	69,027	25,133	92,568
Latin America	29,351	5,482	14,631
Other CIS	11,635	3,621	13,703
Other	19,039	7,521	28,540
Total revenues	$472,395	$157,397	$480,821

	Successor	Predecessor
Dollars in Thousands	December 31, 2019	December 31, 2018
Long-lived assets: (1)
United States	$238,497	$369,106
Russia	3,276	16,964
EMEA & Asia	27,342	89,696
Latin America	20,181	36,656
Other CIS	10,472	21,949
Total long-lived assets	$299,768	$534,371

(1)	Long-lived assets consist of property, plant, and equipment, net.
Note 18 - Selected Quarterly Financial Data (Unaudited)

	Predecessor	Successor
	2019	2019
Dollars in thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$157,397	$156,031	$160,083	$156,281	$472,395
Operating gross margin	$11,424	$22,991	$22,268	$11,462	$56,721
Operating income (loss)	$(89,316)	$16,366	$15,982	$5,459	$37,807
Net income (loss)	$(90,248)	$4,641	$3,989	$(2,121)	$6,509
Net income (loss) available to common stockholders	$(90,248)	$4,641	$3,989	$(2,121)	$6,509
Basic earnings (loss) per common share (1)	$(9.63)	$0.31	$0.27	$(0.14)	$0.43
Diluted earnings (loss) per common share (1)	$(9.63)	$0.31	$0.27	$(0.14)	$0.43

	Predecessor
	2018
Dollars in thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$109,675	$118,603	$123,395	$129,148	$480,821
Operating gross margin	$(10,408)	$(167)	$1,932	$3,815	$(4,828)
Operating income (loss)	$(16,266)	$(8,933)	$(56,544)	$(31,661)	$(113,404)
Net income (loss)	$(28,796)	$(22,877)	$(70,951)	$(43,073)	$(165,697)
Net income (loss) available to common stockholders	$(29,702)	$(23,784)	$(71,857)	$(43,073)	$(168,416)
Basic earnings (loss) per common share (1)	$(3.21)	$(2.56)	$(7.70)	$(4.60)	$(18.09)
Diluted earnings (loss) per common share (1)	$(3.21)	$(2.56)	$(7.70)	$(4.60)	$(18.09)

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

Note 19 - Recent Accounting Pronouncements
Standards recently adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires (a) an entity to separate the lease components from the non-lease components in a contract where the lease component will be accounted for under ASU 2016-02 and the non-lease component will be accounted for under ASU 2014-09, (b) recognition of lease assets and lease liabilities by lessees and derecognition of the leased asset and recognition of a net investment in the lease by the lessor and (c) additional disclosure requirements for both lessees and lessors. We adopted the ASU 2016-02, Leases (Topic 842) effective January 1, 2019, using the modified retrospective transition method applied at the beginning of the period of adoption. See Note 6 - Operating Leases for further details.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our Chair of Office of the Chief Executive Officer Committee and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chair of Office of the Chief Executive Officer Committee and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chair of Office of the Chief Executive Officer Committee and our Chief Financial Officer, to allow timely decisions regarding required disclosure and is (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
The Company’s management with the participation of the Chair of Office of the Chief Executive Officer Committee and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of the design and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of the board of directors.
Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
KPMG LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report with respect to our internal control over financial reporting as of December 31, 2019.
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

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
The following sets forth information concerning each director’s name, age, principal occupation or employment.

Name	Age	Position with Parker	Director Since
Eugene Davis	64	Independent Director and Chairman	March 26, 2019
Patrick Bartels	44	Independent Director	March 26, 2019
Michael Faust	59	Independent Director	March 26, 2019
Barry L. McMahan	65	Independent Director	March 26, 2019
Zaki Selim	63	Independent Director	March 10, 2015
L. Spencer Wells	49	Independent Director	March 26, 2019

Eugene Davis, Chairman

Eugene Davis is Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, or PIRINATE, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting, and hostile and friendly takeovers, proxy contests, and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and served as a chief executive officer, chief restructuring officer, director, committee chairman or chairman of a number of businesses operating in diverse sectors. From 1990 to 1997, Mr. Davis served as President, Vice Chairman, and Director of Emerson Radio Corporation and from 1996 to 1997, he served as Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc. He began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and was in private practice from 1984 to 1998. Mr. Davis serves as a director and chairman of the board for U.S. Concrete, Inc. and. In addition, Mr. Davis serves as a director of Sanchez Energy, and Mosaic Acquisition Corp., as well as certain non-SEC reporting companies. Mr. Davis was previously a director of the following public companies: Atlas Air Worldwide Holdings, Inc., Atlas Iron Limited, The Cash Store Financial Services, Inc. Global Power Equipment Group, Inc., Goodrich Petroleum Corp., Great Elm Capital Corporation, GSI Group, Inc., Hercules Offshore, Inc., HRG, Spectrum and Titan Energy, LLC. Mr. Davis’ prior experience also includes having served on the board of directors of each of ALST Casino Holdco, LLC and Trump Entertainment Resorts, Inc. Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law.

Patrick Bartels

Patrick Bartels is a senior investment professional with 20 years of experience and currently serves as the Managing Member of Redan Advisors LLC. His professional experience includes investing in complex financial restructurings and process intensive situations in North America, Asia, and Europe in a broad universe of industries. Mr. Bartels served as a director on numerous public and private boards of directors with an extensive track-record of driving value-added returns for all stakeholders through governance, incentive alignment, capital markets transactions and mergers and acquisitions. Mr. Bartels currently serves on the board of directors of Hexicon Inc., Monitronics International, Inc., Arch Coal, Inc. as well as certain non-SEC reporting companies. Mr. Bartels also served on the board of directors of WCI Communities, Inc., B. Riley Principal Merger Corp. and Vanguard Natural Resources, Inc. Mr. Bartels was previously a Managing Principal of Monarch Alternative Capital LP in New York, a private investment firm that focuses primarily on distressed companies. Prior to joining Monarch Alternative Capital LP, Mr. Bartels was a high-yield investments analyst at Invesco Ltd. He began his career at PricewaterhouseCoopers LLP, where he was a Certified Public Accountant. Mr. Bartels received a Bachelor of Science in Accounting with a concentration in Finance from Bucknell University. He also holds the Chartered Financial Analyst designation.

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

Zaki Selim

Zaki Selim is the non-executive chairman and a member of the Board of Directors of Glasspoint, Inc., a manufacturer of solar steam generators for use in the oil and gas industry, a position he has held since 2013. He has also served as a senior advisor with First Reserve, a private equity investment firm focused on global energy and infrastructure investments, from 2013 to 2014. Mr. Selim also served as a director of the Board of Total Safety U.S., Inc., a privately held industrial safety service provider from 2012 to 2017. In 2017, Mr. Selim joined the Board of Directors of Paragon Offshore, a provider of offshore drilling services. An oil and gas industry veteran, Mr. Selim retired from Schlumberger in 2010 after a 29-year career with the company. From 1983 until 2010, he held progressive management positions within Schlumberger Limited, retiring as the area president for Oilfield Services - Middle East/Asia. From 2010 to 2012, Mr. Selim served as chief executive officer of PetroPro, an energy consulting business based in Dubai, U.A.E. Mr. Selim is a member of the Society of Petroleum Engineers (SPE), holds a bachelor’s degree in mechanical engineering from Cairo University’s Faculty of Engineering and attended the management program at Harvard Business School.

L. Spencer Wells

L. Spencer Wells is a Founding Partner of Drivetrain Advisors, LLC, a firm that provides fiduciary services, including board of director representation and creditor advisory and trustee services to the alternative investment industry. Prior to founding Drivetrain Advisors, Mr. Wells was a Partner and Senior Advisor at TPG Special Situations Partners where he was a senior member of a team of investment professionals managing a multi-billion dollar portfolio of distressed credit investments across several industries, including oil and gas, real estate, gaming and industrials. Mr. Wells has extensive experience servicing on the board of directors and currently serves on several boards, including Telford Offshore Holdings Ltd (fka Sea Trucks) (where he chairs the audit committee), NextDecade Corp. (where he chairs the audit committee), Samson Resources II, LLC (including its compensation and audit committees), Vantage Drilling International, Town Sports International Holdings, Inc. (where he chairs the nominating and governance committee and is a member of the audit committees), Jones Energy Inc., Advanced Emissions Solutions, Inc. (where he chairs the board of directors and is a member of the finance committee) and Vanguard Natural Resources, Inc. (including the nomination and governance committee and audit committees). Mr. Wells previously served on the board of directors of Preferred Proppants LLC (through January 2018), Roust Corporation (through December 2017), Lily Robotics. Inc. (through September 2017), Affinion Group, Inc. (through July 2017), Syncora Holdings Ltd. (through December 2016), Global Geophysical Services, LLC (through October 2016), Navig8 Crude, Ltd. (through May 2015) and CertusHoldings. Inc. and CertusBank, N.A. (through April 2016). Mr. Wells is also a member of the board of trustees of Western Reserve Academy. Mr. Wells holds a Master of Business Administration from the Columbia Business School and a Bachelor of Arts, Psychology from Wesleyan University.

Executive Officers

Certain information concerning our executive officers is set forth below.

Name	Age	Position with Parker
Michael W. Sumruld	49	Senior Vice President and Chief Financial Officer
Jon-Al Duplantier	52	President Rental Tools and Well Services
Bryan R. Collins	53	President, Drilling Operations
Jennifer F. Simons	43	Vice President, General Counsel & Corporate Secretary

Michael W. Sumruld, Senior Vice President, Chief Financial Officer

Mike Sumruld is senior vice president and chief financial officer (CFO) for Parker Drilling, appointed October 1, 2017. He manages the company’s investor relations, corporate development, treasury, accounting and finance, tax, financial planning and analysis, supply chain and information technology organizations. He most recently served as chief accounting officer for LyondellBasell Industries N.V., one of the largest plastics, chemicals, and refining companies in the world. In that role, he had global responsibility for corporate accounting, financial reporting, and internal controls. From 1998 through 2016, Mr. Sumruld worked at Baker Hughes Incorporated, a leading supplier of oilfield services, products, technology and systems to the worldwide oil and natural gas industry, where he held a range of financial roles, covering the U.S., Latin America, and the Eastern Hemisphere as well as global financial roles covering several product lines. Mr. Sumruld’s most recent roles at Baker Hughes include vice president and treasurer from 2013-2016; vice president finance eastern hemisphere from 2012 - 2013; and director, investor relations 2011. Mr. Sumruld is a certified public accountant and holds a bachelor’s degree in accounting from the University of Houston and an MBA from Texas A&M University.

Jon-Al Duplantier, President, Rental Tools and Well Services

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

Bryan R. Collins, President, Drilling Operations

Bryan Collins is the president, drilling operations of Parker Drilling, appointed January 1, 2018. He served as vice president - Arctic and Latin America operations from April 2016 to December 2016, and as Parker Drilling’s Vice President of Arctic operations from March 2013 to April 2016. Previously, he served as Parker Drilling’s global director of business development from February 2012 to March 2013. Before joining Parker Drilling, Mr. Collins served in various operational and senior management roles at Schlumberger, Ltd., including vice president for drilling & measurements operations in Russia and over 6 years as Schlumberger’s global account manager for ExxonMobil’s worldwide drilling operations based in Houston, Texas. Mr. Collins brings over 25 years in the upstream oilfield services business, serving in executive, operational, marketing, account management and general management roles in Russia, North America and South America. Mr. Collins holds a bachelor’s degree in computer science from Southwest Texas State University.

Jennifer F. Simons, Vice President, General Counsel & Corporate Secretary

Jennifer Simons was appointed vice president, general counsel & corporate secretary for Parker Drilling on April 2, 2018 to lead the company’s legal, compliance, and risk management organizations. Ms. Simons previously served as general manager of the company’s Atlantic Canada division. Under Ms. Simons’ leadership, the division received recognition for delivering safe, efficient, record-breaking operations with a culture of safety, teamwork, and integrity. Before relocating to Newfoundland in 2016, Ms. Simons served as managing counsel for the company’s Arctic Business Unit, having served in various legal roles of increasing responsibility since joining the company as corporate counsel in 2010. Prior to joining Parker Drilling, Ms. Simons represented energy, engineering, construction, and real estate clients at Chamberlain Hrdlicka White Williams & Martin, a national law firm headquartered in Houston. Ms. Simons received a Juris Doctorate from University of Houston and a bachelor’s degree in Literature from University of Houston Clear Lake.

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

Board Structure and Nominations Process

Pursuant to our certificate of incorporation, our Board consists of a single class of directors, with the initial term of office to expire at the next annual meeting of stockholders. At each annual meeting of stockholders, directors are elected to succeed those directors whose term has expired, for a term of office to expire at the next succeeding annual meeting of stockholders after their election. Subject to the rights of the holders of preferred stock that may be issued from time to time, the election of directors shall be determined by a plurality of the votes cast by the stockholders present in person or represented by proxy at the annual meeting of stockholders and entitled to vote thereon.

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

Board Committees

Shortly after the appointment of the Board on the Plan Effective Date, four standing committees of the Board were established comprised of non-employee directors: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Finance and Strategic Planning Committee. These committees are governed by charters adopted by the Board on April 24, 2019. The charters establish the purposes of the committees as well as committee membership guidelines. The charters also define the authority, responsibilities and procedures of the committee in relation to the committee’s role in supporting the Board and assisting the Board in discharging its duties in supervising and governing the Company. A copy of the charters are available on our website at www.parkerdrilling.com in the “About Us” section under “Governance.” As the Company searches for a Chief Executive Officer to replace Mr. Rich, the Board has established the Office of the CEO Committee of the Board to perform the executive functions and responsibilities formerly performed by Mr. Rich. Mr. Eugene Davis, the Company’s Chairman of the Board, was appointed to serve as the Chair of the Office of the CEO Committee and, in such capacity, has been designated by the Board.

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

The committee assists the Board in overseeing:

(1)the integrity of (a) the process involved in the preparation of financial statements, and (b) auditing of the financial statements of the Company;
(2)the independent registered public accounting firm’s qualifications and independence;
(3)the performance of the internal audit function and the independent registered public accounting firm; and
(4)the Company’s compliance with legal and regulatory requirements,

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

Finance and Strategic Planning Committee

The current members of the Finance and Strategic Planning Committee are Mr. Eugene Davis, Mr. Spencer Wells, Mr. Patrick Bartels, and Mr. Barry McMahan.

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

The full text of the Code of Conduct is published on our website at www.parkerdrilling.com at “About Us” under the “Governance” section. So long as the Company is subject to reporting obligations under the Exchange Act, we will disclose on our website any future amendments to the Code of Conduct and any waivers of such code that affect directors and executive officers and senior financial personnel within four business days following such amendment or waiver. Information contained on or available through our website is not a part of or incorporated into this Form 10-K or any other report that we may file with or furnish to the SEC.
Item 11. Executive Compensation
The following table sets forth information regarding the compensation awarded to, earned by, or paid to certain executive officers of the Company during the fiscal years ending on December 31, 2019 and December 31, 2018. We are a “smaller reporting company” as such term is defined in the rules promulgated under the Securities Act and must comply with the executive compensation disclosure rules applicable to such “smaller reporting companies,” which require compensation disclosure for all individuals serving as our principal executive officer during the last completed fiscal year, our two other most highly compensated executive officers and, if applicable, up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year. These officers are referred to herein as our “named executive officers.”
Our named executive officers are Gary Rich, our former Chairman, President and Chief Executive Officer, who was our principal executive officer during the last completed fiscal year and Michael Sumruld, our Senior Vice President and Chief Financial Officer and Jon-Al Duplantier, our President, Rental Tools and Well Services, each of whom are our two other most highly-compensated executive officers. No additional individual terminated employment with us in 2019 whose compensation would have otherwise been disclosed but for the fact that the individual was not serving as one of our executive officers on December 31, 2019. Mr. Rich retired from service with the Company and/or any of its subsidiaries or affiliates on December 31, 2019 and no longer holds any position with the Company and/or any of its subsidiaries or affiliates.

The following table summarizes the total compensation for the named executive officers of the Company, each of whom is identified in the following table, for all services rendered in all capacities during the fiscal years ending on December 31, 2019 and December 31, 2018.

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation(5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Gary Rich Former Chairman, President and CEO	2019	$720,885	$—	$4,370,072	$3,148,976	$1,112,775	$1,700,056	$11,052,764
	2018	$650,000	$—	$1,274,399	$—	$2,517,858	$4,125	$4,446,382
Michael Sumruld Senior Vice President and CFO	2019	$382,462	$—	$915,354	$695,482	$539,582	$14,164	$2,547,044
	2018	$375,000	$—	$417,966	$—	$691,744	$4,125	$1,488,835
Jon-Al Duplantier President, Rental Tools and Well Services	2019	$418,654	$—	$1,010,436	$767,712	$624,455	$16,663	$2,837,920
	2018	$400,000	$—	$445,838	$—	$903,713	$4,125	$1,753,676

(1)
Prior to March 26, 2019, each of Mr. Rich’s, Mr.’s Sumruld’s and Mr. Duplantier’s annual base salary was as follows: $650,000, $375,000 and $400,000, respectively. Effective as of March 26, 2019, each of Mr. Rich’s, Mr. Sumruld’s and Mr. Duplantier’s annual base salary increased to the following amounts: $745,000, $385,000 and $425,000, respectively.

(2)
For 2019, the amounts in column (e) represent (x) for Mr. Rich, (i) the aggregate grant date fair value of restricted stock units (the “RSUs”) granted to him on March 26, 2019, $3,409,106, and (ii) the incremental fair value of such RSUs, which were modified on July 11, 2019, $960,966 (such amount, the “Incremental RSU Modification Value”), in each case, calculated in accordance with Financial Accounting Standards Board ASC 718, Stock Compensation (“FASB”) as of the grant date or modification date, as applicable and (y) for each of Mr. Sumruld and Duplantier, the aggregate grant date fair value of the RSUs granted to him on March 26, 2019, calculated in accordance with FASB. On March 26, 2019, each of Mr. Rich, Mr. Sumruld and Mr. Duplantier was granted 148,222 RSUs, 39,798 RSUs, and 43,932 RSUs, respectively, pursuant to the terms and conditions of the 2019 Long-Term Incentive Plan (as may be amended from time to time, the “2019 LTIP”) and an award agreement. Subject to his execution of a release of claims, on December 31, 2019, 49,407 of the RSUs granted to Mr. Rich vested, 24,704 of such vested RSUs were converted into vested phantom shares and the remaining RSUs granted to him were canceled pursuant to the terms and conditions of a transition and separation agreement the Company and Parker Drilling Management Services Ltd., a Nevada corporation and wholly-owned subsidiary of the Company, entered into with Mr. Rich on July 11, 2019 (as amended on February 21, 2020, the “Separation Agreement”), which amended the terms and conditions of the award agreement with Mr. Rich. Pursuant to an amendment and restatement of the RSU award agreement with each of Mr. Sumruld and Mr. Duplantier, dated February 21, 2020, one-half of the RSUs awarded to each such executive under the 2019 LTIP and such award agreement (19,899 and 21,966 for Mr. Sumruld and Mr. Duplantier, respectively) were converted into phantom shares and the remaining RSUs remained as RSUs.

For 2018, the amounts in column (e) represent the aggregate grant date fair value of the RSUs, time-based phantom stock units (the “time-based PhSUs”), and performance-based phantom stock units (the “performance-based PhPSUs”) granted to each of the named executive officers in 2018 and calculated in accordance with FASB. The grant date fair value of the performance-based PhPSUs is reported at the grant date based upon the probable outcome of the underlying performance conditions of such award. The grant date fair value of the performance-based PhPSUs assuming that the highest level of performance conditions will be achieved at 250% payout for Mr. Rich is $1,287,000, for Mr. Sumruld $325,181, and for Mr. Duplantier $346,866 for the awards granted in 2018. On March 12, 2018 and as adjusted by a reverse stock split of our common stock at a ratio of 1 for 15 on July 27, 2018, (i) Mr. Rich was granted 30,506 RSUs, 30,506 time-based PhSUs and a target award of 45,760 performance-based PhPSUs; (ii) Mr. Sumruld was granted 11,562 RSUs, 11,562 time-based PhSUs and a target award of 11,562 performance-based PhPSUs; and (iii) Mr. Duplantier was granted 12,333 RSUs, 12,333 time-based PhSUs and a target award of 12,333 performance-based PhPSUs, in each case, under the terms and conditions of the 2010 Long-Term Incentive Plan (as Amended and Restated as of May 10, 2016) (the “2010 LTIP”) and an award agreement.

For additional information relating to assumptions made by the Company in valuing such awards, see Note 13 - Stockholders' Equity to our consolidated financial statements included elsewhere in this Form 10-K.

(3)
The amounts in column (f) represent (x) for Mr. Rich, (i) the aggregate grant date fair value of the stock options granted to him on March 26, 2019 ($2,590,179) and (ii) the incremental fair value of such stock options, which were modified on July 11, 2019 ($558,797), in each case, calculated in accordance with FASB as of the grant date or modification date, as applicable and (y) for each of Mr. Sumruld and Duplantier, the aggregate grant date fair value of the stock options granted to him on March 26, 2019, calculated in accordance with FASB. On March 26, 2019, each of Mr. Rich, Mr. Sumruld and Mr. Duplantier was granted 222,333 stock options, 59,698 stock options, and 65,898 stock options, respectively, pursuant to the terms and conditions of the 2019 LTIP and an award agreement. Subject to his execution of a release of claims, on December 31, 2019, 74,111 of the stock options granted to Mr. Rich vested and the remaining stock options granted to him were canceled pursuant to the terms and conditions of the Separation Agreement, which amended the terms and conditions of the award agreement with Mr. Rich.

For additional information relating to assumptions made by the Company in valuing the stock options, see Note 13 - Stockholders' Equity to our consolidated financial statements included elsewhere in this Form 10-K.

(4)
For 2019, the amounts in column (g) represent the aggregate sum of the following amounts: (i) for Mr. Sumruld and Mr. Duplantier, the pro-rated incentive cash compensation payments under the 2019 Incentive Compensation Plan (the “2019 ICP”), equal to $237,786 and $242,410, respectively, which shall be payable on or about March 15, 2020 with respect to 2019 performance; (ii) the quarterly cash performance bonus payments made under the 2018 Annual Incentive Cash Compensation Plan (the “2018 Plan”) on May 1, 2019 equal to $857,162, $284,456, and $303,420 for Mr. Rich, Mr. Sumruld and Mr. Duplantier, respectively; and (iii) payments made to each of Mr. Rich, Mr. Sumruld and Mr. Duplantier on March 18, 2019 equal to $255,613, $17,340 and $78,625, respectively, in respect of the accelerated vesting and payout of performance cash units (“PCUs”) granted in 2017 to Mr. Rich and Mr. Duplantier and 2018 to each of the named executive officers under the terms and conditions of the 2010 Plan and an award agreement. PCUs granted in 2017 were paid out at 32.5% of target, based on the achievement of the first one and two year performance periods, and PCUs granted in 2018 were paid out at 10% of target, based on the achievement of the first one-year performance period.

For 2018, the amounts in column (g) represent the aggregate sum of the following amounts: (i) the pro-rated incentive cash compensation payments under the 2018 Incentive Compensation Plan (the “2018 ICP”) to each of the named executive officers on July 19, 2018 with respect to 2018 performance ($325,000 for Mr. Rich; $140,625 for Mr. Sumruld; and $150,000 for Mr. Duplantier); (ii) the quarterly cash performance bonus payments made under the 2018 Plan on October 26, 2018 ($926,205 for Mr. Rich; $307,369 for Mr. Sumruld; and $327,860 for Mr. Duplantier) and on December 10, 2018 ($734,500 for Mr. Rich; $243,750 for Mr. Sumruld; and $260,000 for Mr. Duplantier); and (iii) payouts on March 6, 2019, of PCUs granted in 2016 under the terms and conditions of the 2010 Plan and an award agreement for a performance period ending in 2018 ($532,153 for Mr. Rich and $165,853 for Mr. Duplantier). The PCUs were denominated in dollars and were payable in cash after the completion of the applicable three-year performance period. The amounts included in the table with respect to the PCUs represent the Compensation Committee-approved payouts of the PCUs at 92.5% of target, reflecting our relative Return on Net Capital Employed (“ROCE”) performance versus our peer group over the three-year performance period, 2016-2018.

(5)
For 2019, the amounts in column (h) represent for Mr. Rich, the aggregate amount of (i) the matching contribution made by the Company on his behalf pursuant to our 401(k) Plan as described below equal to $4,200, (ii) a cash payment made to him on March 13, 2019 equal to $29,217, with respect to the unvested RSUs and time-based PhSUs granted to him under the terms and conditions of the 2010 Plan and an award agreement, which were canceled and cashed out at a per share price of $0.33 and (iii) under the Separation Agreement and subject to his execution of a release of claims, payment or settlement of the following amounts on February 29, 2020 in connection with his termination of employment on December 31, 2019: (x) a cash payment equal to $1.5 million, (y) a cash payment equal to $15,947 for 12 months of his (and his eligible dependents’) health care continuation premiums, and (z) an amount equal to $150,692 (which represents the difference between (a) $1,111,658 (the market value of the 24,704 phantom shares, 24,703 RSUs and 74,111 stock options (minus, for the stock options the exercise price of $23 per share), granted to Mr. Rich on March 26, 2019, based on the closing market price of our common stock on December 31, 2019 of $22.50 per share, which vested upon the date of his termination of employment) and (b) the Incremental RSU Modification Value reported above in column (e)). For 2019, the amounts in column (h) represent for each of Mr. Sumruld and Mr. Duplantier, the aggregate amount of (i) the matching contribution made by the Company on his behalf pursuant to our 401(k) Plan equal to $4,200 and (ii) a cash payment made to each of Mr. Sumruld and Mr. Duplantier on March 13, 2019 equal to $9,964 and $12,463, respectively, with respect to the unvested RSUs and time-based PhSUs that were granted under the terms and conditions of the 2010 Plan and an award agreement, which were canceled and cashed out at a per share price of $0.33.

Narrative to Summary Compensation Table

Employment and Separation Agreements

Employment Agreements

Effective as of March 26, 2019, we entered into employment agreements with each of the named executive officers. Effective as of July 11, 2019, Mr. Rich’s Separation Agreement, which is described below, superseded and replaced his employment agreement. The employment agreements provide for: (i) a one-year initial term (subject to automatic annual one-year renewal unless either party provides at least 60 days’ notice of non-renewal); (ii) annual base salary (equal to $745,000, $385,000 and $425,000 for Mr. Rich, Mr. Sumruld and Mr. Duplantier, respectively); and (iii) a target annual bonus opportunity equal to 75% (or 100% for Mr. Rich) of the annual base salary. Prior to March 26, 2019, Mr. Rich’s, Mr. Sumruld’s and Mr. Duplantier’s annual base salary was $650,000, $375,000 and $400,000, respectively. Each of these employment agreements subject the applicable executive to: (x) a perpetual duty of confidentiality; (y) a two-year post-termination (a) non-disparagement covenant and (b) non-solicitation covenant with respect to employees, consultants, officers, or directors; and (z) a one-year post-termination (a) non-solicitation covenant with respect to the customers, contractors and consultants and (b) non-competition covenant. These employment agreements also entitle the executive to payments and benefits in connection with the executive’s qualifying termination of employment as described below.

Separation Agreement

On July 11, 2019, Mr. Rich entered into the Separation Agreement, which replaced and superseded his employment agreement. Pursuant to the Separation Agreement, Mr. Rich continued to serve as our President and Chief Executive Officer from July 11, 2019 until he retired from these positions and any other positions or offices he held with the Company and/or any of its subsidiaries or affiliates, on December 31, 2019 and he remained eligible to receive an annual base salary equal to $745,000 during the period between July 11, 2019 and December 31, 2019. He is no longer eligible to receive an annual bonus with respect to 2019. Under the Separation Agreement, Mr. Rich remains subject to (i) a perpetual duty of confidentiality; (ii) a two-year post-termination (a) non-disparagement covenant and (b) non-solicitation covenant with respect to employees, consultants, officers, or directors; and (iii) a one-year post-termination (a) non-solicitation covenant with respect to the customers, contractors and consultants and (b) non-competition covenant. The Separation Agreement also entitled Mr. Rich to payments and benefits upon his qualifying termination of employment as described below.

Incentive Plans and Awards

2018 Annual Incentive Cash Compensation Plan

On June 21, 2018, the Board adopted the 2018 Plan, effective as of July 1, 2018, under which certain executives, including the named executive officers, earned quarterly cash performance bonus (a “Quarterly Bonus”) with respect to July 1, 2018 through September 30, 2018 (the “First Quarter”), October 1, 2018 through December 31, 2018 (the “Second Quarter”) and January 1, 2019 through March 31, 2019 (the “Third Quarter” and together with the First and Second Quarters, the “Quarters”). The quarterly target bonus of each of the named executive officers was as follows: $734,500 for Mr. Rich; $243,750 for Mr. Sumruld; and $260,000 for Mr. Duplantier. The 2018 Plan was administered by the Compensation Committee.

The following Quarterly Bonus amount was paid to each of Mr. Rich, Mr. Sumruld and Mr. Duplantier, respectively, on October 26, 2018, with respect to the First Quarter based on 126.1% achievement of the target performance goals: $926,205, $307,369 and $327,860. The following Quarterly Bonus amount was paid to each of Mr. Rich, Mr. Sumruld and Mr. Duplantier, respectively, on December 10, 2018 prior to the end of the Second Quarter, with respect to the Second Quarter based on 100% achievement of the target performance goals: $734,500, $243,750 and $260,000. In January 2019, performance with respect to the Second Quarter was calculated and determined to be at 88% of target, as opposed to 100% of target. We recouped the following amounts from each of the named executive officers on May 1, 2019 with respect to the Quarterly Bonus for the Second Quarter by reducing the Quarterly Bonuses payable with respect to the Third Quarter by such amounts: $88,140 from Mr. Rich (such that his aggregate Quarterly Bonus for the Second Quarter would have been $646,360); $29,250 from Mr. Sumruld (such that his aggregate Quarterly Bonus for the Second Quarter would have been $214,500); and $31,200 from Mr. Duplantier (such that his aggregate Quarterly Bonus for the Second Quarter would have been $228,800). The following Quarterly Bonus amount was paid to each of Mr. Rich, Mr. Sumruld and Mr. Duplantier, respectively, on May 1, 2019, with respect to the Third Quarter based on 128.7% achievement of the target performance goals: $857,162 for Mr. Rich, $284,456 for Mr. Sumruld, and $303,420 for Mr. Duplantier (after recouping the overpayment from the Second Quarter).

The 2018 Plan also provided that the executives were eligible to earn a Quarterly Bonus with respect to April 1, 2019 through June 30, 2019 (the “Fourth Quarter Bonus”) and for certain catch-up bonuses with respect to each Quarter following the First Quarter (the “Cumulative Bonus”); however, the Fourth Quarter Bonus was forfeited and canceled, effective as of March 26, 2019, and no Cumulative Bonuses were paid.

The 2018 Plan also entitled the named executive officers to certain payments in connection with the executive’s qualifying termination of employment. These provisions no longer applied after the payment of the Third Quarter Bonus.

2018 Incentive Compensation Plan

In connection with the implementation of the 2018 Plan and the achievement of certain performance goals with respect to the first 6 months of the 2018 fiscal year, effective as of June 30, 2018, the Board terminated any additional payments to be paid with respect to 2018 under our 2018 ICP and approved the payment of pro-rated incentive compensation awards to participants in the plan, including each of the named executive officers at target levels (100% of annual base salary for Mr. Rich; and 75% of annual base salary for each of Mr. Sumruld and Mr. Duplantier). On July 19, 2018, the following pro-rated incentive compensation awards were paid to the named executive officers: $325,000 for Mr. Rich; $140,625 for Mr. Sumruld; and $150,000 for Mr. Duplantier.

2019 Incentive Compensation Plan

The Compensation Committee implemented the 2019 ICP on July 11, 2019 under which each of Mr. Sumruld and Duplantier was eligible to receive a pro-rated annual bonus with respect to 9 months of service in 2019. On or about March 15, 2020, it is expected that each of Mr. Sumruld and Duplantier will be paid an annual bonus equal to $237,786 and $242,410, respectively.

2010 Long-Term Incentive Plan and Award Agreements

The Board and our stockholders approved the 2010 Plan on May 10, 2016 under which awards of RSUs, time-based PhSUs, PCUs and performance-based PhPSUs (collectively, the “Old Equity Awards”) were granted to the named executive officers pursuant to the terms and conditions of an award agreement. Effective as of March 26, 2019, no additional awards were to be granted under the plan. Pursuant to the Plan confirmed by the Bankruptcy Court, the Old Equity Awards were canceled and/or settled in March 2019 as further described below (the “Old Equity Award Cancelation and/or Settlement”).

Prior to the Old Equity Award Cancelation and/or Settlement, the RSUs and time-based PhSUs granted under the 2010 Plan vested in three equal installments on each of the first three anniversaries of the date of grant, subject to the executive’s continued employment on the applicable vesting date, and were generally settled within 60 days of such vesting date with shares of our common stock for the RSUs or with a cash payment based on the per share closing price on the trading date prior to the vesting date for the time-based PhSUs. Notwithstanding the foregoing, (x) in the event the executive was involuntarily terminated by us without “cause” (other than due to retirement, death or disability and as defined in the award agreement), such awards would have vested on a pro rata basis, (y) in the event of the executive satisfied the eligibility requirements for retirement, such awards would have vested on a pro rata basis and any remaining unvested awards would have continued to vest until the earlier of the next vesting date or the termination of the executive’s employment; and (z) in the event of the executive’s termination due to disability or death, such awards would have vested in full. In addition, in the event of a “change in control” (as defined in the 2010 Plan) and the executive’s employment was involuntarily terminated without “cause” (other than due to retirement, death or disability) within two years following such “change in control,” such awards would have also vested in full.

Prior to the Old Equity Award Cancelation and/or Settlement, the PCUs and performance-based PhPSUs granted under the 2010 Plan were to vest at the end of a three-year performance period, subject to the executive’s continued employment at such date and (ii) the achievement of certain performance criteria; and were generally to be settled within 60 or 75 days, with a cash payment based on the number of vested awards times the product of (a) $100 (or, for the performance-based PhPSUs, the average closing price per share for the immediately preceding 20 trading days before the end of the Performance Period on December 31st) and (b) the award multiplier for the level of achievement of the performance criterion (target was 1.00, threshold was 0.25 and maximum was 2.00 or 2.50 for the performance-based PhPSUs). Notwithstanding the foregoing, (x) in the event of the executive’s termination of employment due to death or disability during the performance period or (y) in the event of a “change in control” during the performance period and the executive’s employment was involuntarily terminated by us without “cause” (other than due to death, disability or retirement) within two years following the “change in control” and during the performance period, then such awards would have vested at the 1.0 multiplier level.

Old Equity Award Cancelation and/or Settlement

Pursuant to the Plan confirmed by the Bankruptcy Court, the Old Equity Awards were canceled and/or settled in March 2019. At that time, the unvested performance-based PhPSUs granted in 2017 and 2018 under the 2010 Plan and award agreements were forfeited and canceled for no consideration; and unvested RSUs and time-based PhSUs granted under the 2010 Plan and award agreements were canceled and cashed out at a per share price of $0.33. On March 13, 2019, each of Mr. Rich, Mr. Sumruld and Mr. Duplantier received a cash payment with respect to these unvested RSUs and time-based PhSUs equal to $29,217, $9,964 and $12,463, respectively. The vesting of the PCUs granted to Mr. Rich and Mr. Duplantier in 2017, and to each of the named executive officers in 2018 was accelerated and such PCUs were paid out on March 18, 2019. Each of Mr. Rich, Mr. Sumruld and Mr. Duplantier received the following payments with respect to the PCUs granted in 2018, respectively: $68,640, $17,340, and $18,500. Each of Mr. Rich and Duplantier received the following payments with respect to the PCUs granted in 2017, respectively: $186,973 and $60,125. PCUs granted in 2017 were paid out at 32.5% of target, based on the achievement of the first one and two year performance periods, and those granted in 2018 were paid out at 10% of target, based on the achievement of the first one-year performance period.

The performance period for the performance-based PhPSUs and PCUs granted in 2016 expired on December 31, 2018 and these awards were settled with cash payments on March 6, 2019 of $12,718 and $3,964 to each of Mr. Rich and Mr. Duplantier, respectively, with respect to the performance-based PhPSUs and $532,153 and $165,853 to each of Mr. Rich and Mr. Duplantier, respectively, with respect to PCUs. The amount paid with respect to the performance-based PhPSUs represent the Compensation Committee-approved payouts of the performance-based PhPSUs at 0.695% of target, reflecting our total shareholder return over the three-year performance period, 2016-2018 and determined using the average closing price per share for the 20 trading days immediately preceding December 31, 2018 equal to $0.70. The amount paid with respect to the PCUs represent the Compensation Committee-approved payouts of the PCUs at 92.5% of target, reflecting our relative ROCE performance versus our peer group over the three-year performance period, 2016-2018.

2019 Long-Term Incentive Plan

Effective as of March 26, 2019, the Board adopted the 2019 LTIP under which awards of non-statutory stock options (the “stock options”), stock appreciation rights (the “SARs”), restricted stock and other stock- or cash-based awards may be made to prospective and current employees and non-employee members of the Board. The purpose of the 2019 LTIP is to foster and promote our long-term financial success and to increase stockholder value. A summary description of the material features of the 2019 LTIP is set forth below. The following summary does not purport to be a complete description of all the provisions of the 2019 LTIP and is qualified in its entirety by reference to the 2019 LTIP.

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

Adjustments. In the event of any subdivision or consolidation of outstanding shares, declaration of a dividend payable in shares or other stock split, any other recapitalization or capital reorganization, any consolidation or merger with another corporation or entity, our adoption of any plan of exchange affecting the common stock or any distribution to holders of the common stock of cash, securities or property (other than normal cash dividends or dividends payable in common stock), then (i)

the number of shares available for issuance under the 2019 LTIP, (ii) the number of shares covered by outstanding awards, (iii) the exercise price in respect of such awards, and (iv) the appropriate “fair market value” for such awards shall each be proportionately adjusted by the Compensation Committee to reflect such transaction. In connection with a corporate merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation (including a “change in control” as defined in the 2019 LTIP), the Compensation Committee may make such adjustments to awards or other provisions for the disposition of awards as it deems equitable, and shall be authorized, in its discretion, to (i) provide for the substitution or the assumption of the award, (ii) provide for the acceleration of the vesting and exercisability of, or lapse of restrictions with respect to, the award and, if the transaction is a cash merger, provide for the termination of any portion of the award that remains unexercised at the time of such transaction, (iii) provide for the acceleration of the vesting and exercisability of an award and the cancelation or settlement thereof in exchange for such payment as the Compensation Committee determines is a reasonable approximation of the value thereof, (iv) cancel any awards and direct us to deliver to the individuals who are the holders of such awards cash in an amount that the Compensation Committee shall determine is equal to the “fair market value” of such awards as of the date of such event, or (v) cancel stock options and give the individuals who are the holders of such stock options notice and opportunity to exercise prior to such cancelation.

Amendment and Termination. The Board may amend, modify, suspend or terminate the plan (and the Compensation Committee may amend or modify an award agreement), except that: (i) no amendment or alteration that would adversely affect the rights of any grantee in any material way under any award previously granted to such grantee shall be made without the consent of such grantee; and (ii) no amendment or alteration shall be effective prior to its approval by our stockholders to the extent stockholder approval is otherwise required by applicable legal requirements or the requirements of the securities exchange on which the common stock is listed.

Clawback. Awards under the plan are subject to forfeiture or clawback to the extent required by applicable law, government regulation or stock exchange listing requirement.

2019 LTIP Award Agreements

On March 26, 2019, the following number of RSUs and stock options were granted under the terms and conditions of the 2019 LTIP and award agreement to each of the name executive officers: (i) 148,222 RSUs and 222,333 stock options for Mr. Rich; (ii) 39,798 RSUs and 59,698 stock options for Mr. Sumruld; and (iii) 43,932 RSUs and 65,898 stock options for Mr. Duplantier. The stock options were granted at an exercise price equal to $23 per share. On February 21, 2020, the RSU award agreement with each of Mr. Sumruld and Mr. Duplantier was amended and restated to provide that one-half of the RSUs granted thereunder would be converted into awards of phantom shares that are settled after vesting in a cash payment equal to the fair market value of the shares of common stock underlying the vested phantom shares and the remaining one-half of the RSUs would remain RSUs that after vesting that are settled in shares of common stock underlying the vested RSUs (unless settlement is due to the executive’s death in which case the vested RSUs will be settled in a cash payment equal to the fair market value of the underlying shares of common stock). The RSUs and phantom shares vest in equal installments on each of March 26, 2020, March 26, 2021 and March 26, 2022, subject to the executive’s continued employment on the applicable vesting date. The vested stock options become exercisable on the vesting date; and the vested RSUs will be settled within 10 days after the vesting date. Such awards also have special vesting provisions in connection with the executive’s qualifying termination of employment or the occurrence of a “change in control” (as defined in the 2019 LTIP) as described below.

The terms and conditions of the RSUs and stock options granted to Mr. Rich were amended under the terms and conditions of the Separation Agreement as further described below.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards held by each of our named executive officers as of December 31, 2019.

	Option Awards (1)				Stock Awards (2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested (3)
Gary Rich	74,111	—	$23.0	3/26/2024
Michael Sumruld	—	59,698	$23.0	3/26/2029	39,798	$895,455
Jon-Al Duplantier	—	65,898	$23.0	3/26/2029	43,932	$988,470

(1)
On March 26, 2019, Mr. Rich was granted 222,333 stock options, Mr. Sumruld was granted 59,698 stock options, and Mr. Duplantier was granted 65,898 stock options, which vest and become exercisable in substantially equal installments on each of March 26, 2020, March 26, 2021 and March 26, 2022, subject to the executive’s continued employment on the applicable vesting date; provided, that, pursuant to the Separation Agreement, subject to his execution of a release of claims, upon Mr. Rich’s termination of employment on December 31, 2019, 74,111 of the stock options granted to him vested and became exercisable and the remaining stock options granted to him were forfeited and canceled for no consideration.

(2)
On March 26, 2019, Mr. Rich was granted 148,222 RSUs, Mr. Sumruld was granted 39,798 RSUs, and Mr. Duplantier was granted 43,932 RSUs, which vest in substantially equal installments on each of March 26, 2020, March 26, 2021 and March 26, 2022, subject to the executive’s continued employment on the applicable vesting date and the vested RSUs will be settled in shares within 10 days after the vesting date. Notwithstanding the foregoing, (x) pursuant to the Separation Agreement, subject to his execution of a release of claims, upon Mr. Rich’s termination of employment on December 31, 2019, 49,407 of the RSUs granted to him vested, 24,704 of such vested RSUs were converted into vested phantom shares which are settled in a cash payment equal to the fair market value of the underlying shares of common stock and the remaining RSUs granted to him were forfeited and canceled for no consideration and (y) pursuant to an amendment and restatement of the RSU award agreement with each of Mr. Sumruld and Mr. Duplantier, dated February 21, 2020, one-half of the RSUs awarded to each executive under the 2019 LTIP and such award agreement were converted into phantom shares.

(3)	The market value used to determine the values in column (g) is based on the closing market price of our common stock on December 31, 2019 of $22.50 per share.

Pension Benefits and Nonqualified Deferred Compensation

None of our named executive officers participates in any defined benefit pension plan or nonqualified deferred compensation plan that we contribute to, sponsor or maintain. We sponsor a defined contribution 401(k) Plan in which substantially all U.S. employees (including the named executive officers) are eligible to participate. During 2019 and 2018, the Company matched 25.0 percent of each participant’s pre-tax contributions in an amount not exceeding 6.0 percent of the participant’s compensation, up to the maximum amount of contributions allowed by law. Starting January 2020, the Company will match 100.0 percent of each participant’s pre-tax contributions in an amount not exceeding 5.0 percent of the participant’s compensation. 401(k) Plan participants hired prior to July 2017 become 100.0 percent vested immediately in the Company’s matching contributions, and 401(k) Plan participants hired after July 2017 become vested on a pro-rata basis over three years.

Potential Payments Upon a Termination or Change in Control

Employment and Separation Agreements

Employment Agreements

Effective as of March 26, 2019, we entered into an employment agreement with each of the named executive officers. Effective as of July 11, 2019, Mr. Rich’s Separation Agreement, which is described below, superseded and replaced his employment agreement. Under each of the employment agreements, in the event of our termination of the executive without “cause” (other than due to death or disability and as defined below) or due to non-renewal of the employment agreement, or a resignation by the executive for “good reason” (as defined below) the executive is entitled to receive: (i) a lump sum payment equal to the sum of the executive’s annual base salary and target bonus, multiplied by the “severance multiple” (as defined below) (the “severance payment”); (ii) a lump sum pro-rata annual bonus payment for the year of termination based on actual performance through the date of termination; (iii) if the termination occurs after the end of the fiscal year, a lump sum payment for any earned but unpaid annual bonus for the year prior to the year of termination; and (iv) a lump sum payment of the executive’s (and eligible dependents’) health care continuation premiums for the number of years equal to the severance multiple. During the 18-month period following a “change in control” (as defined in the 2019 LTIP), the “severance multiple” to determine the severance payment amount applicable is two (or three for Mr. Rich, which applied prior to Mr. Rich entering into the Separation Agreement); otherwise the “severance multiple” applicable is one and one-half (or two for Mr. Rich, which applied prior Mr. Rich entering into the Separation Agreement).

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

Separation Agreement

Under the Separation Agreement, which superseded and replaced his employment agreement, subject to his execution of release of claims, Mr. Rich was entitled to receive the following separation benefits in the event of his termination by the Company without “cause” (as generally defined above) (other than due to death or disability) prior to December 31, 2019 or (ii) Mr. Rich’s employment terminated as a result of the expiration of the term on December 31, 2019: (i) a cash payment equal to $1.5 million (representing his base salary and 2019 target bonus) (the “Severance Payment”); (ii) if the termination occurred prior to December 31, 2019, a cash payment of the pro-rata portion of the current base salary which he would have earned from the date of termination through and including December 31, 2019 (the “Pro-Rata Payment”); and (iii) a cash payment for 12 months of Mr. Rich’s (and his eligible dependents’) health care continuation premiums (the “COBRA Benefit”). Mr. Rich was paid the Severance Payment and the COBRA Benefit on February 29, 2020, but as he was terminated on December 31, 2019, was not entitled to receive any Pro-Rata Payment.

In addition, under the Separation Agreement, if within 6 months of such termination, the Company enters into a binding transaction agreement to merge or consolidate the Company into or with another person or entity (other than Brigade Capital Management, LP, Värde Partners, Inc. and/or any of their respective affiliates), in which the stockholders, immediately prior to such transaction would own, in the aggregate, less than 50% of the total combined voting power of all classes of capital stock of the surviving entity entitled to vote for the election of directors of the surviving entity so long as such transaction is consummated, Mr. Rich shall receive a lump sum cash payment of $1.5 million within 30 days following the consummation of the transaction.

The Separation Agreement amended the terms of the stock options and RSUs awarded to Mr. Rich under the terms and conditions of the 2019 Plan and an award agreement to provide that, subject to his execution of a release of claims, one-third of each of such stock options and RSUs vested (and one-half of the vested RSUs were converted into vested phantom shares that are settled in a cash payment equal to the fair market value of the shares of common stock underlying the vested phantom shares) on the date of his termination without “cause” (other than due to death or disability) prior to December 31, 2019 or his termination as a result of the expiration of the term on December 31, 2019 and the stock options were exercisable until March 26, 2024, and the remaining unvested stock options and RSUs were forfeited and canceled for no consideration. Subject to his execution of a release of claims, on December 31, 2019, the date of his termination of employment, 74,111 stock options vested and became exercisable and 49,407 RSUs vested, 24,704 of such vested RSUs were converted into vested phantom shares and the remaining stock options and RSUs were forfeited and canceled for no consideration.

2019 LTIP Award Agreements

Under the 2019 LTIP award agreements, the stock options, the RSUs and phantom shares vest in full upon the occurrence of a “change in control” (as defined in the 2019 LTIP). In the event of the termination of the executive due to death, disability, involuntarily by us without “cause” (as defined above) or voluntarily by the executive due to “good reason” (as defined above), the next tranche of the stock options, RSUs and phantom shares due to vest on the next vesting date will vest and, with respect to the stock options, the vested portion of the stock options will remain exercisable until the later of (i) five years after the date of grant and (ii) two years after such termination. If the executive’s employment is terminated for any other reason, then the executive shall immediately forfeit for the outstanding unvested stock options, RSUs and phantom shares as of such date.

The terms of the stock options and RSUs granted to Mr. Rich under the 2019 Plan and an award agreement on March 26, 2019 were amended under the terms and conditions of the Separation Agreement as described above.

Director Compensation Table For Fiscal Year 2019

The following table summarizes the total compensation for each member of the Board during the 2019 fiscal year, who is not also a named executive officer, for services rendered during the fiscal year ended December 31, 2019. Mr. Rich did not receive any compensation for his service on the Board in respect of 2019, and Jonathan M. Clarkson, Peter T. Fontana, Gary R. King, Robert L. Parker Jr. and Richard D. Paterson (collectively, the “Old Board Members”) resigned from the Board on March 26, 2019, and did not receive any compensation from the Company during or in respect of 2019.

Each of the non-employee members of the Board other than the Old Board Members were paid fees with respect to his service on the Board and/or any committees of the Board in 2019, which were paid quarterly.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Eugene Davis	$137,959	$426,674	$564,633
Patrick Bartels	$82,192	$304,778	$386,970
Michael Faust	$65,147	$304,778	$369,925
Barry McMahon	$68,979	$304,778	$373,757
Zaki Selim	$65,147	$304,778	$369,925
Spencer L. Wells	$84,308	$304,778	$389,086
Jonathan M. Clarkson	$—	$—	$—
Peter T. Fontana	$—	$—	$—
Gary R. King	$—	$—	$—
Robert L. Parker Jr.	$—	$—	$—
Richard D. Paterson	$—	$—	$—
Total	$503,732	$1,950,564	$2,454,296

(1)
The amounts in this column represent the aggregate grant date fair value of the RSUs and/or phantom shares granted to each of the members of the Board other than the Old Board Members on November 4, 2019, calculated in accordance with FASB. On November 4, 2019, Mr. Davis was granted 22,269 RSUs, Mr. Bartels was granted 15,907 RSUs, Mr. Faust was granted 15,907 RSUs, Mr. McMahan was granted 7,953 RSUs and 7,954 phantom shares, Mr. Wells was granted 7,953 RSUs and 7,954 phantom shares and Mr. Selim was granted 7,953 RSUs and 7,954 phantom shares, in each case, under the terms and conditions of the 2019 LTIP and an award agreement.

For additional information relating to assumptions made by the Company in valuing the awards, see Note 13 - Stockholders' Equity to our consolidated financial statements included elsewhere in this Form 10-K.
2019 LTIP Award Agreements
On November 4, 2019, Mr. Davis was granted 22,269 RSUs, Mr. Bartels was granted 15,907 RSUs, Mr. Faust was granted 15,907 RSUs, Mr. McMahan was granted 7,953 RSUs and 7,954 phantom shares, Mr. Wells was granted 7,953 RSUs and 7,954 phantom shares and Mr. Selim was granted 7,953 RSUs and 7,954 phantom shares, each, under the terms and conditions of the 2019 LTIP and an award agreement.
Such awards vest in equal installments on each of March 26, 2020, March 26, 2021 and March 26, 2022 or in full upon the occurrence of a “change in control” (as defined in the 2019 LTIP), subject to the director’s continued service on the applicable vesting date; provided, that, if (x) the director’s service as a member of the Board is involuntarily terminated other than for cause or due to disability or (y) in the event of the director’s death, any RSUs or phantom shares that have not vested as of the date of such termination or death shall vest in full. In the event of the director’s termination of service by the director as a member of the Board for any reason prior to a vesting date, the director shall retain all RSUs and phantom shares that have vested as of the date of such termination and director shall forfeit all unvested RSUs and phantom shares as of the date of such termination. In the event of the director’s termination of service as a member of the Board for cause, the director shall forfeit all unvested and vested RSUs and phantom as of the date of such termination.
The vested RSUs shall be settled in shares of common stock and the vested phantom shares shall be settled in a cash payment equal to the fair market value of the shares of common stock upon the earlier to occur of a (i) “change in control , (ii) the date of the director’s termination of service as a member of the Board other than for cause, (iii) the date of the director’s death, or (iv) the date that is the 7th anniversary of the grant date; provided, that, in the event of the director’s death, the vested phantom shares and vested RSUs shall be settled in a cash payment equal to the fair market value of the shares of common stock.
Expense Reimbursements
Board members were also reimbursed for their travel expenses incurred in connection with attendance at Board and committee meetings and for Board education programs during 2019. Such reimbursements amounts are not included in the table above.
Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters
Security Ownership Of Certain Beneficial Owners And Management

Except as noted otherwise, the following table sets forth information concerning beneficial ownership of the Company’s common stock as of February 28, 2020, based on 15,044,676 shares issued and outstanding on such date, by (a) all persons known by the Company to be beneficial owners of more than five percent (5%) of such stock, (b) each director of the Company, (c) each of the executive officers of the Company, including those named in the Summary Compensation Table, and (d) all directors and the executive officers as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares. The address for each officer and Director is in care of Parker Drilling Company, 5 Greenway Plaza, Suite 100, Houston, Texas 77046.

Amount And Nature Of Shares Beneficially Owned

Name	Shares Owned (#) (1)	Percentage Of Outstanding Shares
Värde Partners, Inc.	6,686,144 (2)	44.44%
Brigade Capital Management, LP	3,135,016 (3)	20.84%
Highbridge Capital Management, LLC	1,489,423 (4)	9.90%
Gary G. Rich	121,059	*
Jon-Al Duplantier	36,773	*
Michael W. Sumruld	27,408	*
Bryan Collins	25,927	*
Jennifer F. Simons	20,975	*
Eugene Davis	7,423	*
Patrick Bartels	5,302	*
Michael Faust	5,302	*
Barry L. McMahan	2,651	*
Zaki Selim	2,651	*
L. Spencer Wells	2,651	*
Directors and executive officers as a group (11 persons)	258,122	1.72%

*	Less than 1%

(1)
Includes shares for which the person has sole voting and investment power, or has shared voting and investment power with his/her spouse. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of New Common Stock subject to options or warrants currently exercisable or exercisable within 60 days after February 28, 2020 are deemed outstanding by such person, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Restricted stock units and options held by executive officers are not currently or within 60 days following February 28, 2020 vested or exercisable and are not included.

(2)
Based on information obtained from a Schedule 13D/A filed jointly on February 20, 2020, by The Värde Skyway Master Fund, L.P. (“Master Skyway Fund”), The Värde Skyway Fund G.P., LLC (“Skyway Fund GP”), The Värde Skyway Fund UGP, LLC (“Skyway UGP”), Värde Investment Partners (Offshore) Master, L.P. (“VIP Offshore”), Värde Investment Partners, L.P. (“VIP”), Värde Investment Partners G.P., L.P. (“VIP GP”), Värde Investment Partners UGP, LLC (“Investment UGP”), Värde Credit Partners Master, L.P. (“VCPM”), Värde Credit Partners G.P., L.P. (“VCPM GP”), Värde Credit Partners UGP, LLC (“VCPM UGP”), Värde Credit Partners G.P., L.P. (“VCPM GP”), Värde Partners, L.P. (“Managing Member”), Värde Partners, Inc. (“General Partner”), Mr. George Hicks (“Mr. Hicks”) and Mr. Ilfryn C. Carstairs (“Mr. Carstairs” and together with Master Skyway Fund, Skyway Fund GP, Skyway UGP, VIP Offshore, VIP, VIP GP, Investment UGP, VCPM, VCPM GP, VCPM UGP, Managing Member, General Partner and Mr. Hicks, the “Värde Persons”). Master Skyway Fund directly holds 1,233,731 shares of common stock. Skyway Fund GP is the general partner of Master Skyway Fund and Skyway UGP is the general partner of Skyway Fund GP. VIP Offshore directly holds 1,505,570 shares of common stock and VIP directly holds 1,911,457 shares of common stock. VIP GP is the general partner of VIP Offshore and VIP. Investment UGP is the general partner of VIP GP. VCPM directly holds 2,035,386 shares of common stock. VCPM GP is the general partner of VCPM and VCPM UGP is the general partner of VCPM GP. The Managing Member is the managing member of Skyway Fund GP, VIP GP and VCPM GP. The General Partner is the general partner of the Managing Member. Mr. Hicks and Mr. Ilfryn are each the co-Chief Executive Officer of the General Partner. Each of Mr. Hicks, Mr. Ilfryn, the Managing Member and the General Partner may be deemed to beneficially own the common stock held by the other Värde Persons. Each such Värde Person may be deemed to beneficially own the common stock beneficially owned by the Värde Persons directly or indirectly controlled by it or him, but neither this filing nor any of its contents shall be deemed to constitute an admission that any Värde Person (other than Master Skyway Fund, VIP Offshore, VIP and VCPM and their respective general partners, to the extent they directly hold shares of common stock ) is the beneficial owner of common stock referred to herein for purposes of Section 13(d) of the Exchange Act, or for any other purpose and each of the Reporting Persons expressly disclaims beneficial ownership of such shares of common stock. The business address of each of the Värde Persons is 901 Marquette Ave S., Suite 3300, Minneapolis, MN 55402.

(3)
Based on information obtained on February 28, 2020 from Brigade Capital Management, LP (“Brigade CM”), Brigade Capital Management GP, LLC (“Brigade GP”), Brigade Leveraged Capital Structures Fund Ltd. (“Brigade LCSF”), Brigade Energy Opportunities Fund LP (“Brigade EOF”), Brigade Capital GP, LLC (“Brigade EOF GP”), and Donald E. Morgan, III (“Mr. Morgan” and together with Brigade CM, Brigade GP, Brigade LCSF, Brigade EOF and Brigade EOF GP, the “Brigade Persons”) and information provided by Brigade as of February 28, 2020. The shares of common stock reported as beneficially owned are directly held by Brigade LCSF (716,234 shares of common stock, including 15,885 shares of common stock issuable upon exercise of warrants), Brigade EOF (862,506 shares of common stock, including 82,723 shares of common stock issuable upon exercise of warrants) and other private investment funds and accounts managed by Brigade CM (1,556,276 shares of common stock, including 41,497 shares of common stock issuable upon exercise of warrants). Brigade EOF GP is the general partner of Brigade EOF. Brigade CM is the investment manager of Brigade LCSF and Brigade EOF. Brigade GP is the general partner of Brigade CM. Mr. Morgan is the managing member of Brigade GP, a director of Brigade LCSF and the managing member of Brigade EOF GP. Brigade CM has the shared power to vote and dispose of 3,135,016 shares of common stock; Brigade GP has the shared power to vote and dispose of 3,135,016 shares of common stock; Brigade LCSF has the shared power to vote and dispose of 716,234 shares of common stock; Brigade EOF has the shared power to vote and dispose of 862,506 shares of common stock; Brigade EOF GP has the shared power to vote and dispose of 862,506 shares of common stock; and Mr. Morgan has the shared power to vote and dispose of 3,135,016 shares of common stock. The business address of the Brigade Persons other than Brigade LCSF is 399 Park Avenue, 16th Floor, New York, NY 10022. The business address of Brigade LCSF is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman KY1-9005, Cayman Islands.

(4)
Based on information obtained from a Schedule 13G/A jointly filed on January 21, 2020 by Highbridge Capital Management LLC (“HCM”) and Highbridge Tactical Credit Master Fund, L.P. (“Highbridge Tactical” and together with HCM, the “Highbridge Funds”). The 3,540,370 shares of common stock (including 2,660,828 shares of common stock and shares of common stock issuable upon exercise of warrants to purchase 1,279,770 shares of common stock subject to a 9.90% blocker) reported as beneficially owned are held directly by HCM (1,549,988 shares of common stock and shares of common stock issuable upon exercise of warrants to purchase 639,885 shares of common stock subject to a 9.90% blocker) and Highbridge Tactical (1,110,840 shares of common stock and shares of common stock issuable upon exercise of warrants to purchase 639,885 shares of common stock subject to a 9.90% blocker). HCM serves as the trading manager of the Highbridge Tactical and may be deemed to beneficially own the securities held by Highbridge Tactical. Each of the Highbridge Funds disclaims beneficial ownership of the shares held by it. The business address of HCM is 277 Park Avenue, 23rd Floor, New York, NY 10172 and the business address of Highbridge Tactical is c/o Highbridge Capital Management, LLC, 277 Park Avenue, 23rd Floor, New York, NY 10172.

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans as of December 31, 2019.

	(a)	(b)	(c)
Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (#) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($) (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (#)
Equity compensation plans approved by stockholders	597,090	$23.0	841,408
Equity compensation plans not approved by stockholders	—	$—	—
Total	597,090	$23.0	841,408

(1)	Includes 298,940 shares of Successor Common Stock that could be issued upon the vesting of RSUs granted under the 2019 LTIP and outstanding as of December 31, 2019.

(2)	The weighted average exercise price does not take into account RSUs outstanding as of December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons

Mr. Peter T. Fontana, a former director of our predecessor who resigned on the Plan Effective Date in accordance with the Plan, owned $550,000 aggregate principal amount of our 7.50% Senior Notes due 2020 (the “2020 Notes”) and $650,000 aggregate principal amount of our 6.75% Senior Notes due 2022 (the “2022 Notes”), each of which are no longer outstanding. The Nominating and Corporate Governance Committee previously reviewed these transactions, which all occurred prior to the Plan Effective Date, and determined that the continued ownership of the Company’s senior notes did not present a conflict of interest or otherwise impair the independence of Mr. Fontana, or his ability to render independent judgment under the Corporate Governance Listing Standards of the New York Stock Exchange. This determination was reported to, and previously ratified by, the Board. On the Plan Effective Date, in accordance with the Plan, Mr. Fontana received, as full satisfaction for all claims and interests he had against the Company pursuant to the 2020 Notes, a pro rata share of (i) 2,827,323 shares of our common stock; (ii) 5,178,860 shares of our common stock; (iii) $92,571,429 of our second lien term loan; (iv) the right to purchase 1,191,087 shares of our common stock that was issued pursuant to the terms of the rights offering; and (v) cash sufficient to satisfy certain expenses owed to the trustee of the 2020 Notes. Mr. Fontana also received, as full satisfaction for all claims and interests he had against the Company pursuant to the 2022 Notes, a pro rata share of (i) 5,178,860 shares of our common stock; (ii) $117,428,571 of our second lien term loan; (iii) the right to purchase 1,905,739 shares of our common stock that were issued pursuant to the terms of the rights offering; and (iv) cash sufficient to satisfy certain expenses owed to the trustee of the 2022 Notes.

In connection with the rights offering conducted under the Plan, Mr. Rich, our former Chief Executive Officer, purchased 10,536 shares of our common stock for $158,672.

Second Lien Term Loan Facility

As previously reported, on the Plan Effective Date, pursuant to the terms of the Plan, Parker, as borrower, entered into a second lien term loan credit agreement (the “Second Lien Term Loan Agreement”) with the lenders party thereto (the “Second Lien Lenders”) and UMB Bank, N.A., as administrative agent (in such capacity, the “Second Lien Agent”), providing for term loans (the “Second Lien Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities” ) with initial aggregate commitments in the amount of $210.0 million. Pursuant to the terms of the Plan, on the Plan Effective Date, the Second Lien Lenders were deemed to have made $210.0 million in aggregate principal amount of loans under the Second Lien Term Loan Agreement. The Second Lien Lenders include clients, funds and/or accounts of or advised by Värde Partners, L.P., Brigade Capital Management, LP, Highbridge Capital Management, LLC and Whitebox Advisors, LLC. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” above.

Registration Rights Agreement

As previously reported, pursuant to the Plan, on the Plan Effective Date, Parker entered into a registration rights agreement (the “Registration Rights Agreement”) with clients, funds and/or accounts of or advised by Värde Partners, Inc., Brigade Capital Management, LP, Highbridge Capital Management, LLC and Whitebox Advisors, LLC. It is anticipated that the Registration Rights Agreement will be amended in connection with our termination of registration under Section 12 of the Exchange Act to reflect our status as a non-reporting company. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” above.

Director Independence

See Item 10. Directors, Executive Officers and Corporate Governance.
Item 14. Principal Accounting Fees and Services
Audit and Non-Audit Fees
The following table presents fees for professional audit services rendered by KPMG, the Company’s independent registered public accounting firm, for the audit of the Company’s financial statements for the years ended December 31, 2018 and 2019, respectively, and fees billed for other services rendered by KPMG during the same periods.

	2019	2018
Audit fees (1)	$2,866,426	$2,606,100
Audit related fees (2)	$1	$4,950
Tax related fees (3)	$445,901	$556,500
Total	$3,312,328	$3,167,550

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

4.1		Description of registrant's securities.

4.2	—	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on March 26, 2019).

4.3	—
Registration Rights Agreement, dated as of March 26, 2019, between Parker Drilling Company and the holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 26, 2019).

4.4	—
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

10.4	—	Parker Drilling Company Form of Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 26, 2019).

10.5	—	Parker Drilling Company Form of Restricted Stock Unit Incentive Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 26, 2019).

10.6	—	Parker Drilling Company Form of Stock Option Incentive Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 26, 2019).

10.7	—
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

10.9	—
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

10.11	—
Employment Agreement between Mr. Bryan R. Collins and Parker Drilling Company, effective March 26, 2019 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on March 26, 2019).

10.12	—	Restructuring Support Agreement, dated December 12, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2018).

10.13	—	First Amendment to the Restructuring Support Agreement, dated January 28, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed on February 2, 2019).

10.14	—	Amended and Restated Backstop Commitment Agreement, dated January 28, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2019).

10.15	—
Indemnification Agreement between Parker Drilling Company, board of directors and executive officers, effective June 13, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2019).

21	—	Subsidiaries of the Registrant.

31.1	—	Eugene Davis, Chair of Office of the Chief Executive Officer Committee, Rule 13a-14(a)/15d-14(a) Certification.

31.2	—	Michael W. Sumruld, Senior Vice President and Chief Financial Officer, Rule 13a-14(a)/15d-14(a) Certification.

32.1	—	Eugene Davis, Chair of Office of the Chief Executive Officer Committee, 18 U.S.C. Section 1350 Certification.

32.2	—	Michael W. Sumruld, Senior Vice President and Chief Financial Officer, 18 U.S.C. Section 1350 Certification.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.
____________________________
* — Management contract, compensatory plan or agreement.

PARKER DRILLING COMPANY AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts

Classifications	Balance at beginning of year	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of year
Dollars in Thousands
Nine Months Ended December 31, 2019 (Successor)
Allowance for bad debt	$—	336	428	(421)	$343
Allowance for obsolete rig materials and supplies	$1	—	—	—	$1
Deferred tax valuation allowance	$87,411	3,706	—	—	$91,117

Three Months Ended March 31, 2019 (Predecessor)
Allowance for bad debt	$7,767	90	11	(7,868)	$—
Allowance for obsolete rig materials and supplies	$1,547	—	—	(1,546)	$1
Deferred tax valuation allowance	$186,267	(98,856)		—	$87,411
Year Ended December 31, 2018 (Predecessor)
Allowance for bad debt	$7,564	309	(47)	(59)	$7,767
Allowance for obsolete rig materials and supplies	$809	1,041	—	(303)	$1,547
Deferred tax valuation allowance	$157,914	28,353	—	—	$186,267

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARKER DRILLING COMPANY

By:	/s/ Michael W. Sumruld
Michael W. Sumruld
Senior Vice President and Chief Financial Officer
Date: March 4, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Eugene Davis	Chair of Office of the Chief Executive Officer Committee and Director (Principal Executive Officer)	March 4, 2020
Eugene Davis

By:	/s/ Michael W. Sumruld	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2020
Michael W. Sumruld

By:	/s/ Nathaniel C. Dockray	Principal Accounting Officer (Principal Accounting Officer)	March 4, 2020
Nathaniel C. Dockray

By:	/s/ Patrick Bartels	Director	March 4, 2020
Patrick Bartels

By:	/s/ Michael Faust	Director	March 4, 2020
Michael Faust

By:	/s/ Barry L. McMahan	Director	March 4, 2020
Barry L. McMahan

By:	/s/ L. Spencer Wells	Director	March 4, 2020
L. Spencer Wells

By:	/s/ Zaki Selim	Director	March 4, 2020
Zaki Selim